Form 10-Q
period 1994-12-31
WMS INDUSTRIES INC /DE/
filed 1995-02-07
CIK 350077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1994
                               ------------------------------------------------


                         Commission file number 1-8300
                                                ------


                              WMS INDUSTRIES INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                Delaware                              36-2814522
- - - --------------------------------------------------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)



3401 North California Ave., Chicago, IL                          60618
- - - --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code  (312) 961-1000
                                                    ----------------------------


                                    N/A
- - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES    X    NO
                                     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,103,300 shares of common stock, $.50 par value, were outstanding at January 27, 1995 after deducting 62,312 shares held as treasury shares.

                                                                        FORM 10Q



                              WMS INDUSTRIES INC.
                                  ____________

                                     INDEX

                                                                            PAGE NO
                                                                            -------
PART I.  FINANCIAL INFORMATION:
- - - -------
  ITEM 1.     Financial Statements:
  -------     Condensed Consolidated Statements of Income -
              Three and six months Ended December 31, 1994 and 1993........      1

              Condensed Consolidated Balance Sheets -
              December 31, 1994 and June 30, 1994..........................    2-3

              Condensed Consolidated Statements of Cash Flows -
              Six months Ended December 31, 1994 and 1993..................      4

              Notes to Condensed Consolidated Financial Statements.........    5-6

  ITEM 2.     Management's Discussion and Analysis of Financial Condition
  -------      and Results of Operations...................................   7-11



PART II.  OTHER INFORMATION:
- - - --------

  ITEM 6.(A)  Exhibits.....................................................     12
  ----------


SIGNATURE     .............................................................     13

                                                                        FORM 10Q



                              WMS INDUSTRIES INC.
                                 _____________

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                          Three months ended      Six months ended
                                                                              December 31,           December 31,
                                                                              ------------           ------------

                                                                            1994        1993       1994        1993
                                                                            ----        ----       ----        ----
REVENUES:
  Net sales - amusement games........................................     $ 93,767    $ 82,171    $160,653    $130,501
  Management fees - Williams Hospitality.............................        3,343       2,117       5,609       3,307

  Condado Plaza hotel/casino:
   Casino............................................................        6,828       8,192      13,148      15,193
   Casino promotional allowances.....................................       (1,836)     (2,097)     (3,118)     (3,798)
   Rooms.............................................................        6,389       6,563      11,365      11,649
   Food and beverage.................................................        3,262       3,485       5,720       5,958
   Other.............................................................          806         842       1,569       1,657
                                                                          --------    --------    --------    --------
                                                                            15,449      16,985      28,684      30,659
                                                                          --------    --------    --------    --------
Total revenues.......................................................      112,559     101,273     194,946     164,467
COSTS AND EXPENSES:
   Cost of sales (excluding depreciation) - amusement games..........       75,494      62,116     129,001     103,433
   Williams Hospitality operating expenses (excluding depreciation)..        1,206         712       2,466       1,131
   Condado Plaza operating expenses (excluding depreciation):
      Casino.........................................................        3,593       3,768       7,191       7,106
      Rooms..........................................................        2,268       2,210       4,562       4,352
      Food and beverage..............................................        2,713       2,721       5,132       5,055
      Other..........................................................        1,553       1,543       3,456       3,091
                                                                          --------    --------    --------    --------
                                                                            10,127      10,242      20,341      19,604


   Selling and administrative........................................       10,269       7,948      22,664      15,184
   Depreciation and amortization.....................................        2,857       2,230       5,570       4,401
   Equity in loss of nonconsolidated affiliates......................        1,806         509       3,880       1,375
                                                                          --------    --------    --------    --------
Total costs and expenses.............................................      101,759      83,757     183,922     145,128
                                                                          --------    --------    --------    --------
Income from operations...............................................       10,800      17,516      11,024      19,339
Interest and other income............................................        1,413       1,192       2,763       2,510
Interest expense.....................................................       (1,847)     (1,895)     (3,759)     (3,625)
                                                                          --------    --------    --------    --------
Income before tax provision and minority interests...................       10,366      16,813      10,028      18,224
Provision for income taxes...........................................       (3,474)     (5,124)     (3,939)     (5,600)
Minority interests in income.........................................         (790)     (1,585)     (1,060)     (2,065)
                                                                          --------    --------    --------    --------
Net income...........................................................     $  6,102    $ 10,104    $  5,029    $ 10,559
                                                                          ========    ========    ========    ========

Net income per share of common stock.................................     $    .25    $    .42    $    .21    $    .44
                                                                          ========    ========    ========    ========

Shares used in calculating per share amounts.........................       24,098      24,039      24,098      23,932
                                                                          ========    ========    ========    ========

See notes to condensed consolidated financial statements.

                                                                       FORM 10Q



                              WMS INDUSTRIES INC.
                                _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)

                                                                            December 31,      June 30,
                                                                                1994            1994
                                                                            ------------      --------
                                                                             (Unaudited)
ASSETS
- - - ------
CURRENT ASSETS:
  Cash and cash equivalents.............................................       $ 23,337       $ 34,239
  Short-term investments................................................         69,300         62,900
  Receivables, net of $4,198 and $1,255 allowance.......................         69,328         55,926
  Receivables from nonconsolidated affiliates...........................          4,124          4,877
  Inventories, at lower of cost (Fifo) or market:
     Raw materials and work in progress.................................         33,063         21,199
     Finished goods.....................................................          7,049          6,430
                                                                               --------       --------
                                                                                 40,112         27,629
  Deferred income taxes.................................................            660            553
  Other current assets..................................................          4,333          5,222
                                                                               --------       --------
    Total current assets................................................        211,194        191,346

Investments in, receivables and advances to nonconsolidated affiliates..         26,430         26,490

Investment in marketable equity securities..............................         20,312         15,500


Property, plant and equipment...........................................        121,502        113,785
Less accumulated depreciation...........................................        (47,463)       (43,088)
                                                                                -------        -------
                                                                                 74,039         70,697

Excess of purchase cost over amount assigned to net assets
 acquired, net of accumulated amortization of $3,161
 and $2,644.............................................................         20,588         19,578


Other assets............................................................         21,693         19,530
                                                                               --------       --------
                                                                               $374,256       $343,141
                                                                               ========       ========

See notes to condensed consolidated financial statements.

                                                                        FORM 10Q



                              WMS INDUSTRIES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                     December 31,       June 30,
                                                                         1994             1994
                                                                     ------------       --------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- - - ------------------------------------
CURRENT LIABILITIES:
   Accounts payable............................................        $ 41,475         $ 23,336
   Accrued compensation and related benefits...................           5,378            7,686
   Accrued income taxes........................................           3,245                -
   Other accrued liabilities...................................          15,222            9,780
   Notes payable...............................................           2,000            2,000
   Current maturities of long-term debt........................           4,588            4,553
                                                                       --------         --------
    Total current liabilities..................................          71,908           47,355

Long-term debt, less current maturities........................          85,906           88,256
Deferred income taxes..........................................           3,006            3,006
Other noncurrent liabilities...................................           6,769            6,665

Minority interests.............................................          15,296           16,387

STOCKHOLDERS' EQUITY:
   Preferred stock (5,000,000 shares authorized, none issued)..               -                -
   Common stock (24,165,612 and 24,160,612 shares issued)......          12,083           12,080
   Additional paid-in capital..................................          81,721           81,666
   Retained earnings...........................................         105,189          100,160
                                                                       --------         --------
                                                                        198,993          193,906
   Treasury stock, at cost (62,312 shares).....................            (176)            (176)
   Unrealized loss on noncurrent marketable equity securities..          (7,446)         (12,258)
                                                                       --------         --------
    Total stockholders' equity.................................         191,371          181,472
                                                                       --------         --------
                                                                       $374,256         $343,141
                                                                       ========         ========

See notes to condensed consolidated financial statements.

                                                                        FORM 10Q




                              WMS INDUSTRIES INC.
                                 ____________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                        Six months ended
                                                          December 31,
                                                          ------------
                                                         1994       1993
                                                         ----       ----
OPERATING ACTIVITIES:
Net income...........................................  $  5,029   $ 10,559
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization......................     5,570      4,401
  Receivables provision..............................     3,764        865
  Equity in loss of nonconsolidated affiliates.......     3,880      1,375
  Minority interests.................................     1,060      2,065
  Deferred income taxes..............................      (107)         -
  Tax benefit from exercise of common stock options..        21      2,475
  Increase (decrease) resulting from changes
   in operating assets and liabilities, net..........    (8,926)   (10,562)
                                                       --------   --------
Net cash provided by operating activities............    10,291     11,178

INVESTING ACTIVITIES:
Purchase of property, plant and equipment............    (7,476)   (13,010)
Purchase of additional shares of subsidiaries........    (3,925)      (184)
Net change in short-term investments.................    (6,400)    19,750
Purchase of noncurrent marketable equity securities..         -    (27,758)
Other................................................    (1,114)    (5,047)
                                                       --------   --------
Net cash (used) by investing activities..............   (18,915)   (26,249)

FINANCING ACTIVITIES:
Payment of long-term debt............................    (2,315)    (2,335)
Proceeds from long-term debt and notes payable.......         -      4,735
Cash received on exercise of common stock options....        37     10,209
                                                       --------   --------
Net cash (used) provided by financing activities.....    (2,278)    12,609
                                                       --------   --------

Decrease in cash and cash equivalents................   (10,902)    (2,462)
Cash and cash equivalents at beginning of period.....    34,239     37,929
                                                       --------   --------
Cash and cash equivalents at end of period...........  $ 23,337   $ 35,467
                                                       ========   ========


See notes to condensed consolidated financial statements.

                                                                        FORM 10Q



                              WMS INDUSTRIES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS
   --------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the six month period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

   Certain prior period amounts have been restated to reflect current period reporting.


2. SUMMARIZED INCOME STATEMENT INFORMATION OF NONCONSOLIDATED AFFILIATES
   ----------------------------------------------------------------------
   (UNAUDITED)
   -----------

   The equity in loss of nonconsolidated affiliates includes the Company's 50% interest in Posadas de San Juan Associates ("PSJA") for the three and six months ended December 31, 1994 and December 31, 1993. In November of 1993 the El Conquistador Hotel & Casino began operations. The El Conquistador has a March 31 year end, which is three months earlier than the Company's year end of June 30 and accordingly the equity in the results of El Conquistador are recorded by the Company with a three month lag. The equity in loss of nonconsolidated affiliates also includes for the three months ended
   December 31, 1994 the Company's 23.3% indirect interest in the results of operations of the El Conquistador for the months of July through September of 1994 and the six months ended December 31, 1994 includes operations for the months of April through September of 1994.

                                                                        FORM 10Q

                              WMS INDUSTRIES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

The summarized statement of operations information of PSJA, which is 50% owned by the Company, is as follows:

                          Three months ended      Six months ended
                             December 31,           December 31,
                         ---------------------  --------------------
                           1994        1993       1994       1993
                         ---------  ----------  ---------  ---------
                                         (Thousands)

   Revenues............  $ 14,756    $ 15,256   $ 25,228   $ 26,655
   Costs and expenses..   (14,181)    (16,275)   (26,755)   (29,405)
                         --------    --------   --------   --------
   Net income (loss)...  $    575    $ (1,019)  $ (1,527)  $ (2,750)
                         --------    --------   --------   --------

The summarized statement of operations information of WKA EL Con Associates, in which the Company has a 46.5% partnership interest, is as follows:

                                                         Three months ended    Six months ended
                                                          December 31, 1994   December 31, 1994
                                                        -------------------  ------------------
                                                                      (Thousands)
Costs and expenses.................................             $  (108)            $  (211)
Equity in 50% of the El Conquistador net loss for
 July through September 1994 and April through                   (5,215)             (7,972)
 September 1994....................................
Equity in net income of Las Casitas................                 824               1,486
                                                                -------             -------
Net loss...........................................             $(4,499)            $(6,697)
                                                                -------             -------

The summarized statement of operations information of El Conquistador Partnership L.P., in which WKA EL Con Associates has a 50% partnership interest, is as follows:

                         Three months ended    Six months ended
                         September 30, 1994   September 30, 1994
                         -------------------  -------------------
                                      (Thousands)

   Revenues............           $ 13,908            $ 36,527
   Costs and expenses..            (24,337)            (52,470)
                                  --------            --------
   Net loss............           $(10,429)           $(15,943)
                                  --------            --------

The El Conquistador opened in November 1993 and the above three and six months included continued start-up expenses, which is typical of new properties.

                                                                        FORM 10Q

                              WMS INDUSTRIES INC.
                                _______________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- - - -------------------

Cash flows from operating, investing and financing activities during the six months ended December 31, 1994 resulted in net cash used of $10,902,000 as compared with net cash used of $2,462,000 during the six months ended December 31, 1993. See condensed consolidated statements of cash flows on page 4.

Operating activities provided cash of $10,291,000 during the six months ended December 31, 1994 compared with $11,178,000 for the six months ended December 31, 1993.

Investing cash flows used for the purchase of property, plant and equipment during the six months ended December 31, 1994 were $7,476,000 as compared with $13,010,000 during the six months ended December 31, 1993. The asset additions were primarily for the amusement games business. During the six months ended December 31, 1994 the Company used $3,925,000 for the purchase of additional shares of subsidiaries compared to $184,000 in 1993. Investing cash flows used for the net purchase of short-term investments was $6,400,000 in 1994 compared to cash used of $8,008,000 for the net purchase of short-term investments and noncurrent marketable equity securities in 1993.

Cash used by financing activities was $2,278,000 for the six months ended December 31, 1994 compared with cash provided of $12,609,000 for the same period last year. During the six months ended December 31, 1994, there was $37,000 received on exercise of stock options compared to $10,209,000 during the same period in 1993.

The Condado Plaza has a $2,000,000 bank line of credit available which was fully utilized at December 31, 1994. Condado Plaza debt agreements provide that any advances or dividend payments to shareholders must receive prior approval by the lenders. El San Juan debt agreements have limitations on similar type payments based on a defined level of cash flow whereas Williams Hospitality is permitted to make advances and pay dividends in an amount aggregating $1,800,000 per year as well as additional amounts approved by the lender. Management believes that cash flow from hotel/casino operations will be adequate to pay their long-term debt as it becomes due and provide for the normal planned capital additions.

WMS Industries Inc. has an uncollateralized bank line of credit which permits it to borrow up to $25,000,000 or permits it or U.S. operating subsidiaries to have letters of credit up to $25,000,000 outstanding. At December 31, 1994, there were no borrowings from this line of credit but there were outstanding letters of credit totaling $4,456,000. Interest on the initial borrowings will be at a short-term Eurodollar rate plus .75%. Management believes that cash flow from operations, cash and cash equivalents, short-term investments and amounts available under the line of credit will be adequate to fund the fluctuating level of inventories and receivables required in the operation of the business and provide for expansion of the business including the home video game business and gaming devices. Planned capital additions in fiscal 1995 for amusement games includes the construction of a new building for approximately $10,000,000 to replace a leased building. Specific financing of this building is presently being considered.

                                                                        FORM 10Q


RESULTS OF OPERATIONS
- - - ---------------------

The following summarizes the Condensed Consolidated Statements of Operations for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars).


                                                          Three months ended     Six months ended
                                                             December 31,          December 31,
                                                         --------------------  --------------------
                                                           1994       1993       1994       1993
                                                         ---------  ---------  ---------  ---------
 REVENUES:
  Amusement games......................................  $ 93,767   $ 82,171   $160,653   $130,501
  Condado Plaza........................................    15,449     16,985     28,684     30,659
  Williams Hospitality.................................     4,534      3,365      7,736      5,340
  Intersegment revenues elimination - management fees..    (1,191)    (1,248)    (2,127)    (2,033)
                                                         --------   --------   --------   --------
   Total revenues......................................  $112,559   $101,273   $194,946   $164,467
                                                         ========   ========   ========   ========
 SEGMENT OPERATING PROFIT (LOSS):
  Amusement games......................................  $ 10,754   $ 15,505   $ 14,516   $ 17,760
  Condado Plaza........................................       588      1,894       (872)     2,122
  Williams Hospitality.................................     2,582      2,107      3,721      3,311
                                                         --------   --------   --------   --------
   Total segment operating profit......................    13,924     19,506     17,365     23,193

  Equity in loss of nonconsolidated affiliates.........    (1,806)      (509)    (3,880)    (1,375)
  General corporate expenses...........................    (1,318)    (1,481)    (2,461)    (2,479)
                                                         --------   --------   --------   --------
  Income from operations...............................    10,800     17,516     11,024     19,339

  Interest and other income............................     1,413      1,192      2,763      2,510
  Interest expense.....................................    (1,847)    (1,895)    (3,759)    (3,625)
                                                         --------   --------   --------   --------
  Income before tax provision and minority interests...  $ 10,366   $ 16,813   $ 10,028   $ 18,224
                                                         ========   ========   ========   ========


THREE MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH
THREE MONTHS ENDED DECEMBER 31, 1993

Consolidated revenues increased from $101,273,000 in the quarter ended December 31, 1993 to $112,559,000 in the quarter ended December 31, 1994. Revenues of the amusement games business increased 14% to $93,767,000 in the quarter ended December 31, 1994. Amusement games revenues increased from licensing the distribution of video games for use on multipurpose home computers and sales of video game cartridges into the home video game market (home video software creator and publisher Tradewest was acquired in April 1994). Coin operated amusement games revenues was approximately the same as the December 31, 1993 quarter because a 25% decrease in pinball sales, caused by a soft market, was offset by increased coin operated video game sales.

Gross profit (excluding depreciation) of the amusement games business decreased in the quarter ended December 31, 1994 to $18,273,000 (19.5% of amusement games business revenues) compared with $20,055,000 (24.4% of such revenues) in the quarter ended December 31, 1993. Excluding the $8,100,000 increase in gross profit from the licensing of the distribution of video games for home computers, gross profit from the amusement game business would have been $10,173,000. This decrease was primarily due to reduced gross profit resulting from the decline in pinball sales; $2,613,000 in royalties payable to the external developer of one coin operated video game sold during the quarter; and the home video game business operated at a ($1,521,000) loss at the gross profit level in the December 31, 1994 quarter because the home video games that were developed by Tradewest prior to its acquisition by the Company, and sold in the last six months, did not sell through at the retail level during the Christmas season and a $2,100,000 provision for sales price adjustments was made. In addition, a planned increase of $2,310,000 in research and development expense to $6,413,000 in the quarter ended December 31, 1994 from $4,103,000 in the prior year quarter reduced gross profit. The increased research and development expenses include that of the home video game business and expenses associated with the Company's development of gaming products and interactive networked video games, the benefits of which are expected to be realized in future periods.

                                                                        FORM 10Q

Operating profit of the amusement games business on a segment basis decreased to $10,754,000 in the quarter ended December 31, 1994 from $15,505,000 in the quarter ended December 31, 1993. This was primarily due to the same reasons as the decrease in gross profit described above but further decreased by higher selling and administrative and depreciation expenses. The increase in selling and administrative expense of the amusement games business was primarily caused by $1,825,000 of selling and administrative expense in the home video game cartridge business, which is expected to incur higher selling expense as a percent of sales than the coin operated games business, and $402,000 higher selling and administrative expense for gaming products. Depreciation expense of the home video game business was $339,000.

Condado Plaza revenues were $15,449,000 in the quarter ended December 31, 1994 compared to $16,985,000 in the quarter ended December 31, 1993. Hotel revenues were below the prior year quarter due primarily to a lower occupancy and room rate and casino net revenue decreased due to a lower table drop and win percentage.

The Condado Plaza's profit before selling and administrative expense (excluding depreciation) decreased to $5,322,000 (34.4% of the Condado Plaza revenues) in the quarter ended December 31, 1994 from $6,743,000 (39.7% of the Condado Plaza revenues) in the quarter ended December 31, 1993. The decrease was due to lower revenues as explained above.

The Condado Plaza on a segment basis had operating profit of $588,000 for the December 31, 1994 quarter compared with $1,894,000 in the quarter ended December 31, 1993. The decrease was primarily due to decreased revenues as explained above.

Williams Hospitality revenues (before intersegment elimination) increased to $4,534,000 in the quarter ended December 31, 1994 from $3,365,000 in the quarter ended December 31, 1993. This increase was primarily from increased fees for certain centralized services provided to the Company's affiliated hotel/casino properties. The $475,000 increase in segment basis operating profit in the December 31, 1994 quarter in comparison to the 1993 quarter is from higher management fee revenue from El Conquistador that opened in November 1993.

The equity in loss of nonconsolidated affiliates was ($1,806,000) in the quarter ended December 31, 1994 as compared with equity in loss of nonconsolidated affiliate (the El San Juan) of ($509,000) in the quarter ended December 31, 1993. The change was primarily due to the Company's equity in net loss from the newly opened El Conquistador Hotel and Casino that was ($2,094,000) in the quarter ended December 31, 1994. Like most resort properties El Conquistador is expected to report losses in its early years, but the Company's 23.3% equity in the losses are expected to be partially offset by the Company's 62% interest in the management fees earned during the year by Williams Hospitality from El Conquistador. The 50% equity in the income of the El San Juan was $288,000 in the quarter ended December 31, 1994 compared to equity in loss of ($509,000) in the prior year quarter. The El San Juan's improvement resulted primarily from decreased operating expenses resulting from cost reduction activities.

Consolidated selling and administrative expense increased primarily as a result of the selling and administration expenses of the home video game business and higher selling and administrative expenses for gaming products.

The quarter ended December 31, 1994 net income was $6,102,000, $.25 per share, in comparison to $10,104,000, $.42 per share, in the quarter ended December 31, 1993. Net income for the quarter ended December 31, 1994 includes $5,184,000, $.22 per share, relating to licensing the distribution of video games for use on multipurpose home computers mentioned above. The decreased net income is primarily from lower operating results of the amusement game business as described above, which includes a net loss of ($.13) per share from the home video cartridge business, and from the hotel/casino business operating at a net loss of ($77,000) in the December 31, 1994 quarter in comparison to net income of $1,130,000, $.05 per share, in the prior year second quarter. Higher research and development expense and gaming products selling and administrative expense also decreased net income, the benefits of which are expected to be realized in future periods.

SIX MONTHS ENDED DECEMBER 31, 1994 COMPARED WITH
SIX MONTHS ENDED DECEMBER 31, 1993

Consolidated revenues increased from $164,467,000 in the six months ended December 31, 1993 to $194,946,000 in the six months ended December 31, 1994. Revenues of the amusement games business increased 23.1% to $160,653,000 in the six months ended December 31, 1994. The principal reason amusement games revenues increased was from sales of video game cartridges into the home video game market (home video software creator and publisher Tradewest was acquired in April 1994) and licensing the distribution of video games for use on multipurpose home computers. Coin operated amusement

                                                                        FORM 10Q

games revenues decreased approximately 4% in the six months ended December 31, 1994 compared to the December 31, 1993 period. This decrease was due to a 25% decrease in pinball sales largely offset by increased coin operated video game sales and increased video lottery terminal unit sales.

 Gross profit (excluding depreciation) of the amusement games business increased in the six months ended December 31, 1994 to $31,652,000 (19.7% of amusement games business revenues) compared with $27,068,000 (20.7% of such revenues) in the six months ended December 31, 1993. Excluding the $8,100,000 increase in gross profit from the licensing of the distribution of video games for home computers, gross profit from the amusement game business would have been $23,552,000. This decrease was due to royalties payable to the external developer of one coin operated video game sold during the six month period and reduced gross profit resulting from the decline in pinball sales. In addition, a planned increase of $4,675,000 in research and development expense to $12,772,000 in the six months ended December 31, 1994 from $8,097,000 in the prior year reduced gross profit. The increased research and development expenses include that of the home video game business and expenses associated with the Company's development of gaming products and interactive networked video games, the benefits of which are expected to be realized in future periods. In addition, gross profit was increased by $5,564,000 for home video cartridge sales but not to the extent expected because the home video games developed by Tradewest prior to its acquisition by the company did not sell through at the retail level during the Christmas season and a $2,100,000 provision for sales price adjustments was made in the period.

 Operating profit of the amusement games business on a segment basis decreased to $14,516,000 in the six months ended December 31, 1994 from $17,760,000 in the six months ended December 31, 1993. This was primarily due to the increase in gross profit as discussed above being more than offset by increased selling and administrative and depreciation expenses. The increase in selling and administrative expense of the amusement games business was primarily caused by $817,000 of higher selling and administration expense for gaming products and $6,145,000 of selling and administrative expense in the home video game cartridge business, which is expected to incur higher selling expense as a percent of sales than the coin operated games business. The home video business is expected to generate a higher gross profit as a percentage of sales to more than offset the increased selling cost, but that did not materialize during the six months ended December 31, 1994 as noted above. Depreciation expense of the home video game business was $621,000.

 Condado Plaza revenues were $28,684,000 in the six months ended December 31, 1994 compared to $30,659,000 in the six months ended December 31, 1993. Hotel revenues were slightly below the prior year six month period due primarily to a lower occupancy rate and casino net revenue decreased due to a lower table drop.

 The Condado Plaza's profit before selling and administrative expense (excluding depreciation) decreased to $8,343,000 (29.1% of the Condado Plaza revenues) in the six months ended December 31, 1994 from $11,055,000 (36.1% of the Condado Plaza revenues) in the six months ended December 31, 1993. The decrease was due to lower revenues as explained above and increased operating expenses including emergency water cost required during the drought earlier in the fiscal year.

 The Condado Plaza on a segment basis had an operating loss of ($872,000) for the six months ended December 31, 1994 compared with a profit of $2,122,000 in the six months ended December 31, 1993. The decrease was primarily due to the same reason as for the decrease in profit before selling and administrative expense but further reduced by increased administrative expense, primarily from higher insurance cost.

 Williams Hospitality revenues (before intersegment elimination) increased to $7,736,000 in the six months ended December 31, 1994 from $5,340,000 in the six months ended December 31, 1993. This increase was primarily from increased fees for certain centralized services provided to the Company's affiliated hotel/casino properties.

 The equity in loss of nonconsolidated affiliates was ($3,880,000) in the six months ended December 31, 1994 as compared with equity in loss of nonconsolidated affiliate (the El San Juan) of ($1,375,000) in the six months ended December 31, 1993. The increased loss was primarily due to the Company's equity in net loss from the newly opened El Conquistador Hotel and Casino that was ($3,117,000) in the six months ended December 31, 1994 offset in part by improved results of the El San Juan. Like most resort properties El Conquistador is expected to report losses in its early years, but the Company's 23.3% equity in the losses are expected to be partially offset by the Company's 62% interest in the management fees earned during the year by Williams Hospitality from El Conquistador. The 50% equity in the loss of the El San Juan was ($763,000) in the six months ended December 31, 1994 compared to equity in loss of ($1,375,000) in the prior year six month period. The El San Juan's improvement resulted from decreased operating expenses resulting from cost reduction activities.

                                                                        FORM 10Q

 Consolidated selling and administrative expense increased primarily as a result of the selling and administrative expenses of the home video game business and higher selling and administrative expenses for gaming products.

 The six months ended December 31, 1994 net income was $5,029,000, $.21 per share, in comparison to $10,559,000, $.44 per share, in the six months ended December 31, 1993. Net income for the six months ended December 31, 1994 includes $5,184,000, $.22 per share, relating to licensing the distribution of video games for use on multipurpose home computers mentioned above. The decreased net income is primarily from lower operating results of the amusement game business as described above, which includes a net loss of ($.11) per share from the home video cartridge business, and the hotel/casino business operating at a net loss of ($2,967,000), ($.12) per share, in the six months ended December 31, 1994 in comparison to net income of $560,000, $.02 per share, in the prior year six month period. Higher research and development expense and gaming products selling and administrative expense also decreased net income, the benefits of which are expected to be realized in future periods.

                                                                        FORM 10Q

                                    PART II
                               OTHER INFORMATION


ITEM 6.(A) EXHIBITS
- - - -------------------

 Amended and Restated Employment Agreement dates October 27, 1994, between Registrant and Louis J. Nicastro.

Exhibit 27 - Financial Data Schedule

                                                                        FORM 10Q

                              WMS INDUSTRIES INC.
                                _______________

SIGNATURE
- - - ---------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                             WMS INDUSTRIES INC.
                             -------------------
                             (Registrant)



Dated:  February 7, 1995     By:  /S/ Harold H. Bach, Jr.
                             ----------------------------
                             Harold H. Bach, Jr.
                             Vice President-Finance
                             Principal Financial and
                             Chief Accounting Officer