Form 10-Q
period 1995-03-31
WMS INDUSTRIES INC /DE/
filed 1995-05-15
CIK 350077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 __________

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1995
                                ----------------------


                         Commission file number 1-8300
                                                ------


                              WMS INDUSTRIES INC.
- --------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                     36-2814522
- --------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


3401 North California Ave., Chicago, IL                    60618
- --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code  (312) 961-1000
                                                    --------------


                                    N/A
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X    NO
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,106,300 shares of common stock, $.50 par value, were outstanding at April 30, 1995 after deducting 59,312 shares held as treasury shares.

                                                                        FORM 10Q

                              WMS INDUSTRIES INC.
                                  ____________

                                     INDEX

                                                                         PAGE NO
                                                                         -------
PART I.  FINANCIAL INFORMATION:
- -------

  ITEM 1.     Financial Statements:
  -------     Condensed Consolidated Statements of Income -
              Three and nine months Ended March 31, 1995 and 1994........    2

              Condensed Consolidated Balance Sheets -
              March 31, 1995 and June 30, 1994...........................  3-4

              Condensed Consolidated Statements of Cash Flows -
              Nine months Ended March 31, 1995 and 1994..................    5

              Notes to Condensed Consolidated Financial Statements.......  6-7

  ITEM 2.     Management's Discussion and Analysis of Financial Condition
  -------     and Results of Operations.................................. 8-12


PART II.  OTHER INFORMATION:
- --------

  ITEM 4.     Submission of Matters to a Vote of Security-Holders........    13
  -------

  ITEM 6.(a)  Exhibits...................................................    14
  ----------


SIGNATURE................................................................    15

                                                                        FORM 10Q


                              WMS INDUSTRIES INC.

                                 -------------

                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      Three months ended   Nine months ended
                                                                           March 31,            March 31,
                                                                      ------------------   -------------------

                                                                       1995       1994       1995       1994
                                                                      -------   --------   --------   --------
REVENUES:
 Net sales - amusement games........................................  $72,715   $ 81,926   $233,368   $212,427
 Management fees - Williams Hospitality.............................    4,615      6,080     10,224      9,387

 Condado Plaza hotel/casino:
  Casino............................................................    6,058      8,441     19,206     23,634
  Casino promotional allowances.....................................   (2,193)    (2,451)    (5,311)    (6,249)
  Rooms.............................................................    8,303      8,510     19,668     20,159
  Food and beverage.................................................    3,123      2,937      8,843      8,895
  Other.............................................................      835      1,005      2,404      2,662
                                                                      -------   --------   --------   --------
                                                                       16,126     18,442     44,810     49,101
                                                                      -------   --------   --------   --------
Total revenues......................................................   93,456    106,448    288,402    270,915
COSTS AND EXPENSES:
  Cost of sales (excluding depreciation) - amusement games..........   51,321     57,068    180,322    160,501
  Williams Hospitality operating expenses (excluding depreciation)..    1,549      3,200      4,015      4,331
  Condado Plaza operating expenses (excluding depreciation):
   Casino...........................................................    3,554      3,836     10,745     10,942
   Rooms............................................................    2,358      2,396      6,920      6,748
   Food and beverage................................................    2,869      2,535      8,001      7,590
   Other............................................................    1,572      1,451      5,028      4,542
                                                                      -------   --------   --------   --------
                                                                       10,353     10,218     30,694     29,822


 Selling and administrative.........................................   10,758      9,336     33,422     24,520
 Depreciation and amortization......................................    3,049      2,277      8,619      6,678
 Equity in loss of nonconsolidated affiliates.......................    2,392      1,165      6,272      2,540
                                                                      -------   --------   --------   --------
Total costs and expenses............................................   79,422     83,264    263,344    228,392
                                                                      -------   --------   --------   --------
Income from operations..............................................   14,034     23,184     25,058     42,523
Interest and other income...........................................    1,753        991      4,516      3,501
Interest expense....................................................   (2,035)    (1,911)    (5,794)    (5,536)
                                                                      -------   --------   --------   --------
Income before tax provision and minority interests..................   13,752     22,264     23,780     40,488
Provision for income taxes..........................................   (4,609)    (6,460)    (8,548)   (12,060)
Minority interests in income........................................   (1,116)    (1,576)    (2,176)    (3,641)
                                                                      -------   --------   --------   --------
Net income..........................................................  $ 8,027   $ 14,228   $ 13,056   $ 24,787
                                                                      =======   ========   ========   ========

Net income per share of common stock................................  $   .33   $    .59   $    .54   $   1.03
                                                                      =======   ========   ========   ========

Shares used in calculating per share amounts........................   24,103     24,095     24,100     23,988
                                                                      =======   ========   ========   ========

See notes to condensed consolidated financial statements.

                                                                        FORM 10Q


                              WMS INDUSTRIES INC.
                                _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)
                                  (Unaudited)

                                                                         March 31,  June 30,
                                                                           1995       1994
                                                                         ---------  --------
ASSETS
- ------

CURRENT ASSETS:
  Cash and cash equivalents.............................................  $ 23,248  $ 34,239
  Short-term investments................................................    74,849    62,900
  Receivables, net of $1,960 and $1,255 allowance.......................    59,549    55,926
  Receivables from nonconsolidated affiliates...........................     3,834     4,877
  Inventories, at lower of cost (Fifo) or market:
    Raw materials and work in progress..................................    31,991    21,199
    Finished goods......................................................     3,894     6,430
                                                                          --------  --------
                                                                            35,885    27,629
  Deferred income taxes.................................................         -       553
  Other current assets..................................................     5,588     5,222
                                                                          --------  --------
   Total current assets.................................................   202,953   191,346

Investments in, receivables and advances to nonconsolidated affiliates..    25,344    26,490

Investment in marketable equity securities..............................    22,375    15,500


Property, plant and equipment...........................................   127,598   113,785
Less accumulated depreciation...........................................   (49,822)  (43,088)
                                                                          --------  --------
                                                                            77,776    70,697

Excess of purchase cost over amount assigned to net assets
 acquired, net of accumulated amortization of $3,469
 and $2,644.............................................................    20,280    19,578


Other assets............................................................    26,629    19,530
                                                                          --------  --------
                                                                          $375,357  $343,141
                                                                          ========  ========

See notes to condensed consolidated financial statements.

                                                                        FORM 10Q


                              WMS INDUSTRIES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (Unaudited)

                                                                 March 31,   June 30,
                                                                   1995        1994
                                                                ----------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Accounts payable............................................   $ 30,784   $ 23,336
  Accrued compensation and related benefits...................      6,116      7,686
  Accrued income taxes........................................      3,984          -
  Deferred income taxes.......................................      2,483          -
  Other accrued liabilities...................................     12,179      9,780
  Notes payable...............................................      2,000      2,000
  Current maturities of long-term debt........................      4,142      4,553
                                                                 --------   --------
   Total current liabilities..................................     61,688     47,355

Long-term debt, less current maturities.......................     84,766     88,256
Deferred income taxes.........................................      2,642      3,006
Other noncurrent liabilities..................................      8,354      6,665

Minority interests............................................     16,412     16,387

STOCKHOLDERS' EQUITY:
  Preferred stock (5,000,000 shares authorized, none issued)..          -          -
  Common stock (24,165,612 and 24,160,612 shares issued)......     12,083     12,080
  Additional paid-in capital..................................     81,751     81,666
  Retained earnings...........................................    113,216    100,160
                                                                 --------   --------
                                                                  207,050    193,906
  Treasury stock, at cost (60,812 and 62,312 shares)..........       (172)      (176)
  Unrealized loss on noncurrent marketable equity securities..     (5,383)   (12,258)
                                                                 --------   --------
   Total stockholders' equity.................................    201,495    181,472
                                                                 --------   --------
                                                                 $375,357   $343,141
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

                                                                        FORM 10Q



                              WMS INDUSTRIES INC.
                                 ____________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                             Nine months ended
                                                                  March 31,
                                                            -------------------
                                                              1995       1994
                                                            --------   --------
OPERATING ACTIVITIES:
Net income................................................  $ 13,056   $ 24,787
Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization...........................     8,619      6,678
  Receivables provision...................................     4,394      1,465
  Equity in loss of nonconsolidated affiliates............     6,272      2,540
  Minority interests......................................     2,176      3,641
  Deferred income taxes...................................     2,672        495
  Tax benefit from exercise of common stock options.......        21      2,478
  Increase (decrease) resulting from changes
   in operating assets and liabilities, net...............   (13,161)   (19,247)
                                                            --------   --------
Net cash provided by operating activities.................    24,049     22,837

INVESTING ACTIVITIES:
Purchase of property, plant and equipment.................   (13,604)   (16,742)
Purchase of additional shares of subsidiaries.............    (3,925)      (660)
Net change in short-term investments......................   (11,949)    17,450
Purchase of noncurrent marketable equity securities.......         -    (27,758)
Investment in and advances to nonconsolidated affiliates..      (391)    (3,850)
Other.....................................................    (1,307)    (5,095)
                                                            --------   --------
Net cash (used) by investing activities...................   (31,176)   (36,655)

FINANCING ACTIVITIES:
Payment of long-term debt.................................    (3,901)    (4,080)
Proceeds from long-term debt and notes payable............         -      4,735
Dividends paid to minority shareholders of subsidiary.....         -       (996)
Cash received on exercise of common stock options.........        37     10,209
                                                            --------   --------
Net cash (used) provided by financing activities..........    (3,864)     9,868
                                                            --------   --------

Decrease in cash and cash equivalents.....................   (10,991)    (3,950)
Cash and cash equivalents at beginning of period..........    34,239     37,929
                                                            --------   --------
Cash and cash equivalents at end of period................  $ 23,248   $ 33,979
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

                                                                        FORM 10Q


                              WMS INDUSTRIES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. FINANCIAL STATEMENTS
   --------------------

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the nine month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

   Certain prior period amounts have been restated to reflect current period reporting.


2. SUMMARIZED INCOME STATEMENT INFORMATION OF NONCONSOLIDATED AFFILIATES
   ----------------------------------------------------------------------
   (UNAUDITED)
   -----------

   The equity in loss of nonconsolidated affiliates includes the Company's 50% interest in Posadas de San Juan Associates ("PSJA") for the three and nine months ended March 31, 1995 and March 31, 1994. In November of 1993 the El Conquistador Hotel & Casino began operations. The El Conquistador has a March 31 year end, which is three months earlier than the Company's year end of June 30 and accordingly the equity in the results of El Conquistador are recorded by the Company with a three month lag. The equity in loss of nonconsolidated affiliates also includes for the three months ended March 31, 1995 the Company's 23.3% indirect interest in the results of operations of the El Conquistador for the three months ended December 31, 1994 and the nine months ended March 31, 1995 includes the results of operations of El Conquistador for the nine months ended December 31, 1994. The equity in loss of nonconsolidated affiliates for the three and nine months ended March 31, 1994 includes the Company's 23.3% indirect interest in the results of operations of the El Conquistador for the months of November and December 1993.



   The summarized statement of operations information of PSJA, which is 50% owned by the Company, is as follows (in thousands):

                                   Three months ended      Nine months ended
                                        March 31,              March 31,
                                   -------------------    -------------------
                                     1995       1994        1995       1994
                                   --------   --------    --------   --------
    Revenues.................      $ 15,414   $ 17,134    $ 40,642   $ 43,789
    Costs and expenses.......       (14,559)   (15,855)    (41,314)   (45,260)
                                   --------   --------    --------   --------
    Net income (loss)........      $    855   $  1,279     ($  672)   ($1,471)
                                   ========   ========    ========   ========

                                                                        FORM 10Q


The summarized statement of operations information of WKA EL Con Associates, in which the Company has a 46.5 % partnership interest, is as follows (in thousands):

                                                            Three months ended     Nine months ended
                                                                 March 31,             March 31,
                                                          ----------------------  -------------------
                                                             1995       1994        1995       1994
                                                          ---------  ---------   ---------   --------
   Costs and expenses...................................    ($124)     ($127)      ($335)     ($127)
   Equity in 50% of the El Conquistador net loss for
    the three months ended December 31, 1994; nine
    months ended December 31, 1994 and months of
    November and December 1993..........................   (5,996)    (3,749)    (13,968)    (3,749)
   Equity in net income of Las Casitas..................       63          -       1,549          -
                                                          -------    -------    --------    -------
   Net loss.............................................  ($6,057)   ($3,876)   ($12,754)   ($3,876)
                                                          =======    =======    ========    =======

The summarized statement of operations information of El Conquistador Partnership L.P., in which WKA EL Con Associates has a 50% partnership interest, is as follows (in thousands):

                                Three and two           Nine and two
                                months ended            months ended
                                 December 31,           December 31,
                            --------------------    --------------------

                               1994       1993        1994        1993
                            ---------   --------    ---------   --------
   Revenues............     $  17,329   $  6,988    $  53,856   $  6,988
   Costs and expenses..       (29,322)   (14,486)     (81,792)   (14,486)
                            ---------   --------    ---------   --------
   Net loss............      ($11,993)   ($7,498)    ($27,936)   ($7,498)
                            =========   ========    =========   ========

      The El Conquistador opened in November 1993 and the above periods include continued start-up expenses which is typical of new properties.

3.    SUBSEQUENT EVENT
      ----------------

      On April 18, 1995 the Company reached an agreement in principle to acquire Bally Gaming International, Inc. Bally Gaming is engaged in the design, manufacture, and sale of electronic gaming machines and systems through subsidiaries in Nevada, New Jersey, and Germany. The preliminary agreement calls for Bally Gaming shareholders to receive .6 shares of common stock of WMS for each outstanding share of common stock of Bally Gaming. The transaction is subject to the completion of due diligence, negotiation and execution of a definitive agreement, the approvals of the Board of Directors and stockholders of both companies and regulatory approvals.

                                                                        FORM 10Q


                              WMS INDUSTRIES INC.
                                _______________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- -------------------

Cash flows from operating, investing and financing activities during the nine months ended March 31, 1995 resulted in net cash used of $10,991,000 as compared with net cash used of $3,950,000 during the nine months ended March 31, 1994. See condensed consolidated statements of cash flows on page 5.

Operating activities provided cash of $24,049,000 during the nine months ended March 31, 1995 compared with $22,837,000 for the nine months ended March 31, 1994.

Investing cash flows used for the purchase of property, plant and equipment during the nine months ended March 31, 1995 were $13,604,000 as compared with $16,742,000 during the nine months ended March 31, 1994. The asset additions were primarily for the amusement games business. During the nine months ended March 31, 1995 the Company used $3,925,000 for the purchase of additional shares of subsidiaries compared to $660,000 in the 1994 period. Investing cash flows used for the net purchase of short-term investments was $11,949,000 in the 1995 period compared to cash used of $10,308,000 for the net purchase of short-term investments and noncurrent marketable equity securities in the 1994 period.

Cash used by financing activities was $3,864,000 for the nine months ended March 31, 1995 compared with cash provided of $9,868,000 for the same period last year. During the nine months ended March 31, 1995, $37,000 was received on the exercise of common stock options compared to $10,209,000 during the same period in 1994.

The Condado Plaza has a $2,000,000 bank line of credit available which was fully utilized at March 31, 1995. Condado Plaza debt agreements provide that any advances or common stock dividend payments to shareholders must receive prior approval by the lenders. El San Juan debt agreements have limitations on similar type payments based on a defined level of cash flow whereas Williams Hospitality is permitted to make advances and pay dividends in an amount aggregating $1,800,000 per year as well as additional amounts approved by the lender. Management believes that cash flow from hotel/casino operations will be adequate to pay their long-term debt as it becomes due and provide for the normal planned capital additions.

WMS Industries Inc. has an uncollateralized bank line of credit which permits it to borrow up to $25,000,000 or permits it or U.S. operating subsidiaries to have letters of credit up to $25,000,000 outstanding. At March 31, 1995, there were no borrowings from this line of credit but there were outstanding letters of credit totaling $1,167,000. Interest on the initial borrowings will be at a short-term Eurodollar rate plus .75%. Management believes that cash flow from operations, cash and cash equivalents, short-term investments and amounts available under the line of credit will be adequate to fund the fluctuating level of inventories and receivables required in the operation of the business and provide for expansion of the business including the home video game business and gaming devices. Planned capital additions in fiscal 1995 for amusement games includes the construction of a new building for approximately $10,000,000 to replace a leased building.

                                                                        FORM 10Q


RESULTS OF OPERATIONS
- ---------------------

The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):

                                                             Three months ended    Nine months ended
                                                                 March 31,             March 31,
                                                            --------------------  --------------------
                                                              1995       1994       1995       1994
                                                            ---------  ---------  ---------  ---------
    REVENUES:
     Amusement games......................................   $72,715   $ 81,926   $233,368   $212,427
     Condado Plaza........................................    16,126     18,442     44,810     49,101
     Williams Hospitality.................................     5,904      7,453     13,640     12,793
     Intersegment revenues elimination - management fees..    (1,289)    (1,373)    (3,416)    (3,406)
                                                             -------   --------   --------   --------
      Total revenues......................................   $93,456   $106,448   $288,402   $270,915
                                                             =======   ========   ========   ========
    SEGMENT OPERATING PROFIT (LOSS):
     Amusement games......................................   $13,904   $ 19,581   $ 28,420   $ 37,341
     Condado Plaza........................................       627      3,031       (245)     5,153
     Williams Hospitality.................................     3,493      3,802      7,214      7,113
                                                             -------   --------   --------   --------
      Total segment operating profit......................    18,024     26,414     35,389     49,607

     Equity in loss of nonconsolidated affiliates.........    (2,392)    (1,165)    (6,272)    (2,540)
     General corporate expenses...........................    (1,598)    (2,065)    (4,059)    (4,544)
                                                             -------   --------   --------   --------
     Income from operations...............................    14,034     23,184     25,058     42,523

     Interest and other income............................     1,753        991      4,516      3,501
     Interest expense.....................................    (2,035)    (1,911)    (5,794)    (5,536)
                                                             -------   --------   --------   --------
     Income before tax provision and minority interests...   $13,752   $ 22,264   $ 23,780   $ 40,488
                                                             =======   ========   ========   ========

THREE MONTHS ENDED MARCH 31, 1995 COMPARED WITH
THREE MONTHS ENDED MARCH 31, 1994

Consolidated revenues were $93,456,000 in the quarter ended March 31, 1995 compared to $106,448,000 in the quarter ended March 31, 1994. Revenues of the amusement games business decreased 11% to $72,715,000 in the quarter ended
March 31, 1995. Amusement games revenues for the March 1995 quarter includes $15,000,000 from licensing the distribution of video games for use on multipurpose home computers and licensing certain foreign distribution of home video games (home video software creator and publisher Tradewest was acquired in April 1994). However, this increase was more than offset by a decrease in revenues from a 22% decrease in pinball sales, caused by a soft market, and a 29% decrease in coin operated video game sales because no new video game was introduced in the 1995 quarter. The March 1994 quarter includes approximately $9,000,000 of net revenue from the Company's business arrangements with Nintendo of America and Nintendo Co. Ltd. of Japan. Coin operated video game sales for the third quarter of fiscal 1994 included the introduction of a new video game and the continuing strong sales of a video game introduced in the second quarter of fiscal 1994.

Gross profit (excluding depreciation) of the amusement games business decreased in the quarter ended March 31, 1995 to $21,394,000 (29.4% of amusement games business revenues) compared with $24,858,000 (30.3% of such revenues) in the quarter ended March 31, 1994. Excluding the $13,500,000 increase in gross profit from the licensing of the distribution of home video games, gross profit from the amusement game business would have been $7,894,000 (13.7% of comparable revenues) compared with $15,858,000 (21.7% of comparable revenues) of gross profit excluding the effect of the Nintendo arrangements in the March 31, 1994 quarter. This decline in gross profit is due to the lower amusement game equipment sales mentioned above and to a lesser extent the following. After excluding the income from licensing the distribution of video games, the home video game business operated at a loss in the March 31, 1995 quarter because no new home video games were introduced and sales were insignificant. In addition, a planned increase in research and development expense to $6,189,000 in the quarter ended March 31, 1995 from $5,643,000 in the prior year quarter reduced gross profit. The

                                                                        FORM 10Q

increased research and development expenses include that of the home video game business and expenses associated with the Company's development of gaming products and interactive networked video games, the benefits of which are expected to be realized in future periods.

 Operating profit of the amusement games business on a segment basis decreased to $13,904,000 in the quarter ended March 31, 1995 from $19,581,000 in the quarter ended March 31, 1994. This was primarily due to the same reasons as the decrease in gross profit described above but further decreased by higher selling and administrative and depreciation expenses. The increase in selling and administrative expense of the amusement games business was primarily caused by $1,865,000 of selling and administrative expense in the home video game cartridge business and $383,000 higher selling and administrative expense for gaming products. Depreciation expense of the home video game business was $338,000.

 Condado Plaza revenues were $16,126,000 in the quarter ended March 31, 1995 compared to $18,442,000 in the quarter ended March 31, 1994. Casino net revenue decreased due to a lower table drop and lower win percentage.

 The Condado Plaza's profit before selling and administrative expense (excluding depreciation) decreased to $5,773,000 (35.8% of the Condado Plaza revenues) in the quarter ended March 31, 1995 from $8,224,000 (44.6% of the Condado Plaza revenues) in the quarter ended March 31, 1994. The decrease was due to lower revenues as explained above.

 The Condado Plaza on a segment basis had operating profit of $627,000 for the March 31, 1995 quarter compared with $3,031,000 in the quarter ended March 31, 1994. The decrease was primarily due to decreased revenues as explained above.

 Williams Hospitality revenues (before intersegment elimination) decreased to $5,904,000 in the quarter ended March 31, 1995 from $7,453,000 in the quarter ended March 31, 1994. This decrease was primarily from cumulative fees for certain initial centralized services provided to the Company's affiliated hotel/casino properties recorded in the March 31, 1994 quarter. Cumulative expenses for a similar amount were also recorded in the March 31, 1994 quarter.

 The equity in loss of nonconsolidated affiliates was ($2,392,000) in the quarter ended March 31, 1995 as compared with ($1,165,000) in the quarter ended March 31, 1994. The change was primarily due to an increase in the Company's equity in net loss from the newly opened El Conquistador Hotel and Casino that was ($2,819,000) in the quarter ended March 31, 1995 compared with ($1,804,000) in the March 31, 1994 quarter. The March 31, 1994 quarter only had two months of operations as the El Conquistador began operations in November 1993. Like most resort properties El Conquistador is expected to report losses in its early years, but the Company's 23.3% equity in the losses are expected to be partially offset by the Company's 62% interest in the management fees earned during the year by Williams Hospitality from El Conquistador. The 50% equity in the income of the El San Juan was $427,000 in the quarter ended March 31, 1995 compared with $639,000 in the prior year quarter. The El San Juan's hotel revenues were relatively flat, but the casino experienced a 34% decline in its revenues from lower table play. In spite of lower revenues, net income was kept relatively stable from decreased operating expenses resulting from cost reduction activities.

 Consolidated selling and administrative expense increased primarily as a result of the selling and administration expenses of the home video game business and higher selling and administrative expenses for gaming products.

 The quarter ended March 31, 1995 net income was $8,027,000, $.33 per share, in comparison to $14,228,000, $.59 per share, in the quarter ended March 31, 1994. Net income for the quarter ended March 31, 1995 includes $8,130,000, $.34 per share, relating to licensing the distribution of video games for use on multipurpose home computers and certain foreign distribution of home video games mentioned above. The March 31, 1994 quarter includes net income of $5,760,000, $.24 per share, from the business arrangements with Nintendo of America and Nintendo Co. Ltd. of Japan. Excluding the effects of the licensing income and the Nintendo arrangements the decreased net income is primarily from lower operating results of the amusement game business as described above, which includes a net lossfrom the home video cartridge business, and from the hotel/casino business operating at a net loss of ($191,000), ($.01) per share, in the March 31, 1995 quarter in comparison to net income of $3,007,000, $.13 per share, in the prior year third quarter. Higher research and development expense and gaming products selling and administrative expense also decreased net income, the benefits of which are expected to be realized in future periods.

                                                                        FORM 10Q

NINE MONTHS ENDED MARCH 31, 1995 COMPARED WITH
NINE MONTHS ENDED MARCH 31, 1994

 Consolidated revenues increased from $270,915,000 in the nine months ended March 31, 1994 to $288,402,000 in the nine months ended March 31, 1995.
Revenues of the amusement games business increased 9.9% to $233,368,000 in the nine months ended March 31, 1995. The principal reason amusement games revenues increased was from sales of video game cartridges into the home video game market (home video software creator and publisher Tradewest was acquired in April 1994) and $25,000,000 from licensing the distribution of home video games for use on multipurpose home computers and licensing certain foreign distribution of home video games. The March 31, 1994 quarter includes approximately $9,000,000 in net revenues from the Company's business arrangements with Nintendo of America and Nintendo Co. Ltd. of Japan. Coin operated amusement games revenues, after excluding the Nintendo business arrangements net revenue from the March 31, 1994 period, decreased 9% in the nine months ended March 31, 1995 compared to the March 31, 1994 period. This decrease was due to a 25% decrease in pinball sales, caused by a soft market, and a 6% decrease in coin operated video game sales, no new video game was introduced in the March 31, 1995 quarter, partially offset by increased video lottery terminal unit sales.

 Gross profit (excluding depreciation) of the amusement games business increased in the nine months ended March 31, 1995 to $53,046,000 (22.7% of amusement games business revenues) compared with $51,926,000 (24.4% of such revenues) in the nine months ended March 31, 1994. Excluding the $21,600,000 increase in gross profit resulting from the licensing of the distribution of home video games, gross profit from the amusement game business would have been $31,446,000 (15.1% of comparable revenues). Excluding the effects of the Nintendo arrangements, March 31, 1994 gross profit would have been $42,926,000 (21.1% of comparable revenues). This decrease was due to approximately $3,300,000 in royalties payable to the external developer of one coin operated video game sold during the nine months ended March 31, 1995 and reduced gross profit resulting from the decline in pinball and video sales in comparison to the March 31, 1994 nine months. In addition, a planned increase of $5,221,000 in research and development expense to $18,961,000 in the nine months ended March 31, 1995 from $13,740,000 in the prior year reduced gross profit. The increased research and development expenses include that of the home video game business and expenses associated with the Company's development of gaming products and interactive networked video games, the benefits of which are expected to be realized in future periods. Also, gross profit for home video cartridge sales was lower than expected because the home video games developed by Tradewest prior to its acquisition by the Company did not sell through at the retail level during the Christmas season and significant sales price adjustments were made.

 Operating profit of the amusement games business on a segment basis decreased to $28,420,000 in the nine months ended March 31, 1995 from $37,341,000 in the nine months ended March 31, 1994. This was primarily due to the decrease in gross profit as discussed above coupled with increased selling and administrative and depreciation expenses. The increase in selling and administrative expense of the amusement games business was primarily caused by $1,200,000 of higher selling and administration expense for gaming products and $8,010,000 of selling and administrative expense in the home video game cartridge business, which is expected to incur higher selling expense as a percent of sales than the coin operated games business. The home video business is expected to generate a higher gross profit as a percentage of sales to more than offset the increased selling cost, but that did not materialize during the nine months ended March 31, 1995 as noted above. Depreciation expense of the home video game business was $959,000.

 Condado Plaza revenues were $44,810,000 in the nine months ended March 31, 1995 compared to $49,101,000 in the nine months ended March 31, 1994. Casino net revenue decreased due to a lower table drop and lower win percentage. Hotel revenues were slightly below the prior year nine month period due primarily to a lower occupancy rate.

 The Condado Plaza's profit before selling and administrative expense (excluding depreciation) decreased to $14,116,000 (31.5% of the Condado Plaza revenues) in the nine months ended March 31, 1995 from $19,279,000 (39.3% of the Condado Plaza revenues) in the nine months ended March 31, 1994. The decrease was due to lower revenues as explained above and increased operating expenses including emergency water cost required during the drought earlier in the fiscal year.

 The Condado Plaza on a segment basis had an operating loss of ($245,000) for the nine months ended March 31, 1995 compared with a profit of $5,153,000 in the nine months ended March 31, 1994. The decrease was primarily due to the same reason as for the decrease in profit before selling and administrative expense but further reduced by increased administrative expense, in part from a higher provision for doubtful receivables.

                                                                        FORM 10Q

 Williams Hospitality revenues (before intersegment elimination) increased to $13,640,000 in the nine months ended March 31, 1995 from $12,793,000 in the nine months ended March 31, 1994. This increase was from El Conquistador management fees for the entire nine month period ended March 31, 1995 while the March 31, 1994 period included only five months of management fees. Management fees from the Condado Plaza and El San Juan were lower during the nine months ended March 31, 1995 compared to 1994 because of their reduced revenue and profits.

 The equity in loss of nonconsolidated affiliates was ($6,272,000) in the nine months ended March 31, 1995 as compared with ($2,540,000) in the nine months ended March 31, 1994. The increased loss was primarily due to an increase in the Company's equity in net loss from the newly opened El Conquistador Hotel and Casino that was ($5,936,000) in the nine months ended March 31, 1995 compared with ($1,804,000) in the nine months ended March 31, 1994, representing only two months of operations, offset in part by improved results of the El San Juan. Like most resort properties El Conquistador is expected to report losses in its early years, but the Company's 23.3% equity in the losses are expected to be partially offset by the Company's 62% interest in the management fees earned during the year by Williams Hospitality from El Conquistador. The 50% equity in the loss of the El San Juan was ($336,000) in the nine months ended March 31, 1995 compared to equity in loss of ($736,000) in the prior year nine month period. In spite of an 18.7% decline in casino revenues and a small decline in hotel revenues, the El San Juan's results improved from decreased operating expenses resulting from cost reduction activities.

 Consolidated selling and administrative expense increased primarily as a result of the selling and administrative expenses of the home video game business and higher selling and administrative expenses for gaming products.

 The nine months ended March 31, 1995 net income was $13,056,000, $.54 per share, in comparison to $24,787,000, $1.03 per share, in the nine months ended March 31, 1994. Net income for the nine months ended March 31, 1995 includes $13,314,000, $.55 per share, relating to licensing the distribution of video games for use on multipurpose home computers and certain foreign distribution of home video games mentioned above. The net income for the nine months ended March 31, 1994 includes $5,760,000, $.24 per share, from the business arrangements with Nintendo of America and Nintendo Co. Ltd. of Japan. The decreased net income is primarily from lower operating results of the amusement game business as described above, which includes a net loss of ($.14) per share from the home video cartridge business, and the hotel/casino business operating at a net loss of ($3,158,000), ($.13) per share, in the nine months ended March 31, 1995 in comparison to net income of $3,567,000, $.15 per share, in the prior year nine month period. Higher research and development expense and gaming products selling and administrative expense also decreased net income, the benefits of which are expected to be realized in future periods.

                                                                        FORM 10Q

                              WMS INDUSTRIES INC.

                          ----------------------------

                          PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
- -------


     The Annual Meeting of Stockholders of the Company was held on January 24, 1995. At such meeting, stockholders re-elected the Company's incumbent directors and reappointed the Company's auditors. In addition, stockholders voted 13,823,130 shares (62.3% of the 22,190,565 shares represented at the meeting) in favor of approval of the 1994 Stock Option Plan; 3,035,848 shares (13.7% of the shares represented at the meeting) voted against the approval; 269,279 (1.2% of the shares represented at the meeting) abstained from voting; and proxies representing 5,062,308 shares (22.8% of the shares represented at the meeting) were unmarked and not voted.

                                                                        FORM 10Q

                                    PART II
                               OTHER INFORMATION


ITEM 6.(A) EXHIBITS
- -------------------

Exhibit 27 - Financial Data Schedule

                                                                        FORM 10Q

                              WMS INDUSTRIES INC.
                                _______________

SIGNATURE
- ---------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                             WMS INDUSTRIES INC.
                             -------------------
                             (Registrant)



Dated:  May 11, 1995              By:  /S/ Harold H. Bach, Jr.
                                  ----------------------------
                                  Harold H. Bach, Jr.
                                  Vice President-Finance
                                  Principal Financial and
                                  Chief Accounting Officer