Form 10-K
period 1995-06-30
WMS INDUSTRIES INC /DE/
filed 1995-09-22
CIK 350077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 1995            COMMISSION FILE NUMBER 1-8300

                              WMS INDUSTRIES INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               36-2814522
      (STATE OR OTHER JURISDICTION                  (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

3401 NORTH CALIFORNIA AVE., CHICAGO, IL                  60618
    (ADDRESS OF PRINCIPAL EXECUTIVE                    (ZIP CODE)
                OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 312-961-1111

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH
                                                       EXCHANGE ON
              TITLE OF EACH CLASS                    WHICH REGISTERED

    Common Stock, $.50 par value                    New York Stock
    5 3/4% Convertible Subordinated                 Exchange
    Debentures Due 2002                             New York Stock
                                                    Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the 24,010,010 shares of Common Stock held by non-affiliates of the registrant on August 31, 1995 was $546,227,728. On such date, the closing price of the Common Stock on the New York Stock Exchange, Inc. was $22.75 per share and the number of shares of Common Stock outstanding (excluding 56,312 shares held as treasury shares) was 24,109,300 shares.

         DOCUMENTS INCORPORATED BY REFERENCE:                          PART
         ------------------------------------                        ---------
Annual Report to Stockholders of Registrant for year ended June 30,
 1995                                                                I, II, IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                        GENERAL DEVELOPMENT OF BUSINESS

  WMS Industries Inc. (the "Registrant") was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. Registrant's principal executive offices are located at 3401 North California Avenue, Chicago, Illinois 60618. The Registrant, through its subsidiaries and affiliates (hereinafter, the "Company"), is engaged in the design, manufacture and sale of coin-operated amusement games, video lottery terminals and gaming devices, the design and sale of home video games and the ownership and operation of hotels and casinos in Puerto Rico.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  Financial information about industry segments for the years ended June 30, 1995, 1994 and 1993 appears at Note 15 of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Stockholders (the "1995 Annual Report") which information is incorporated herein by reference.

                           AMUSEMENT GAME OPERATIONS

                                    GENERAL

  The Company is a designer, manufacturer and marketer of coin-operated amusement games consisting of pinball, video, shuffle-alley, novelty games and video lottery terminal and casino gaming devices. The Company also designs and markets games playable on home video game systems and on personal computers. Coin-operated amusement games and video lottery terminal and gaming devices are designed to accept coins and/or currency. The Company conducts this business segment through its wholly-owned subsidiaries Williams Electronics Games, Inc. ("Williams"), Midway Manufacturing Company ("Midway"), Williams Innovative Technologies, Inc., Lenc-Smith Inc., WMS Games Parts & Service Inc., Williams Entertainment Inc. and WMS Gaming Inc. Games are marketed under the "Williams(R)," "Bally(R)," "Midway(R)" and "Tradewest(R)" trademarks. The Company acquired the license to use the "Bally" trademark in the Company's amusement game operations in connection with the 1988 purchase by the Company of the amusement game operations of Bally Entertainment Corporation. In 1994, the Company acquired the assets of The Leland Corporation and Tradewest, Inc., companies engaged in the business of designing, developing, programming, publishing and distributing interactive entertainment software playable on home video games and personal computers. The Company also derives revenue from licensing its games to others, including the merchandising of audio and visual aspects of such games for motion pictures, television and consumer products. Revenues of the amusement game operations of the Company for each of its last three fiscal years appear at Note 15 of the Notes to Consolidated Financial Statements in the 1995 Annual Report which information is incorporated by reference herein. Revenues from the principal products included in the amusement game segment for the year ended June 30, 1995, the first year more than one product in the segment accounted for in excess of 10% of consolidated revenue, is as follows:

      Coin Operated Games......................................... $231,464,000
      Home Video and Personal Computer Games, including licensing
       fees & royalties...........................................   60,858,000
      Gaming Equipment............................................   22,172,000
                                                                   ------------
        Total amusement game segment.............................. $314,494,000
                                                                   ============

COIN-OPERATED GAMES ("COIN-OP GAMES")

  Pinball Games: Based on industry awards with respect to the Company's Coin-Op Games and the number of such Games sold in comparison to its competitors, the Company believes it is the world's leading manufacturer of pinball games, producing pinball games under both the Williams and Bally trade names. Coin-operated pinball games utilize electromechanical devices such as flippers to propel steel balls on an intricately designed playing field. These games are generally designed by members of the Company's internal design staff but may be designed by outside consultants. During the fiscal year ended June 30, 1995, the Company introduced eight new pinball game models--four for the Williams product line and four for the Bally product line. The American Amusement Machine Association ("AAMA") 1995 Diamond Sales Achievement Award--the highest category of award presented in any given year-- was given to the Williams' pinball game Star Trek(TM); The Next Generation and Platinum and Gold Sales Achievement Awards were won by six of the Company's pinball games. Star Trek(TM) also received the Play Meter Magazine Award of Excellence for the Best Pinball Game of the Year. Williams and Midway pinball games have received four of the five nominations for the Amusement and Music Operators Association ("AMOA") Most Played Pinball Game Award to be decided at the AMOA September 21-23, 1995 trade show ("AMOA Trade Show").

  Video Games: Coin-operated electronic video games utilize computer-age electronics and may permit up to four players or more simultaneously to play games displayed on a video screen. During fiscal 1995, three video games were introduced under the Midway name--Mortal Kombat(R) 3, Cruis'n USA(TM) and Killer Instinct(TM). All three video games received the AAMA 1995 Diamond Sales Achievement Award. Platinum and Gold awards went to two other Midway games. Midway video games have received four of the five nominations for the Most Played Video Game to be awarded at the AMOA Trade Show; Mortal Kombat(R) II and Mortal Kombat(R) 3 have been nominated for the Most Played Conversion Kit Award; and Killer Instinct(TM) has been nominated for the Most Innovative New Technology Award. Cruis'n USA(TM) manufactured by the Company under license from Nintendo of America Inc. utilizes an advanced video arcade game platform in which digital images are mapped to computer generated polygons. This new system permits highly realistic simulations at a significantly lower cost than competing systems. Cruis'n USA(TM) also benefits from the Company's development of its first full-motion simulator. These new technologies along with the Company's proven software design capabilities will enable it to continue its expansion in the coin-operated video game market.

  Shuffle-Alley and Novelty Games: Coin-operated shuffle-alley games offer a simulation of bowling with varied scoring options and novelty games dispense redemption tickets when a certain level of skill is achieved. During fiscal 1995, Williams continued to produce Strike Master(TM), a shuffle-alley game first introduced in 1992 and Midway continued the manufacture of the redemption game Addams Family Values(TM). Midway also introduced a new redemption game Screamin' Slopes(TM).

HOME VIDEO AND PERSONAL COMPUTER GAMES ("HOME GAMES")

  Since the acquisition of The Leland Corporation and Tradewest, Inc. in 1994, the Company has engaged in developing and marketing interactive entertainment software for use in the home on several game-play hardware systems and on personal computers. The Company develops original as well as licensed properties at its studios in San Diego, California. Additionally, the Company sub-contracts software developers both domestically and internationally to develop original and licensed entertainment software. The Company is licensed to publish software for all the major video game hardware system manufacturers, including Nintendo, Sega, Atari, Sony and 3DO, and maintains the in-house technical capability to develop software for all of these systems as well as for personal computer applications, including those with "CD-ROM" (Compact Disc-Read Only Memory) capability. Historically, home video game systems have been the product of continuous technological enhancements. Through participation in a variety of these systems, the Company believes it has well positioned itself for involvement in this evolving technology. The Company endeavors to comply with the rules established by a domestic ratings board voluntarily established by the home video game industry and certain foreign countries' ratings boards and properly displays the ratings received for its products. The Company believes that ratings as to the violence contained in home video games will not have an adverse effect upon the Company so long as such ratings are consistently applied throughout the industry. During fiscal 1995, Williams Entertainment Inc. published Kyle Petty's No Fear Racing(TM) and Fun 'N

Games(TM), two home video games for the Super Nintendo Entertainment System, and Double Dragon(TM) V and Troy Aikman Football(TM) for the Super Nintendo Entertainment System, Sega Genesis System and Atari Jaguar Multimedia Entertainment System.

  In fiscal 1995, the Company entered into strategic relationships for distribution of Home Games. In December 1994, the Company appointed GT Interactive Software Corp. ("GT Interactive") as a distributor of certain of its games as adapted for personal computers worldwide except in Japan. In March 1995, the Company also appointed GT Interactive as an international distributor (excluding the U.S., Canada, Mexico and Japan) of certain of the Company's domestically distributed home video games on a number of the advanced platforms now being introduced, such as Sega Saturn(R) and Sony PlayStation(R). In June 1995, the Company appointed Panasonic Software Company, a Division of Matsushita Electric Corporation of America, and Interactive Media, a Division of Matsushita Electric Industrial Co., Ltd. ("Matsushita") as worldwide distributors of certain of the Company's games adapted for the 3DO Interactive Multiplayer(R). These relationships support the Company's efforts to maximize its Home Game profits through improved access to worldwide markets for its games, especially in territories and on platforms that have not been historically exploited directly by the Company.

GAMING EQUIPMENT

  Video Lottery Terminal Games: Video lottery terminals are coin-operated video games on which games, including blackjack, poker, bingo, keno and other games, can be played for low-stakes entertainment in age-controlled establishments such as restaurants serving alcoholic beverages and bars. The Williams' Midas Touch(TM) features touchscreen technology and is available in three different model configurations--one of which provides unique player comfort through a combination of a slant-top playing surface and built-in seating. Video lottery represents a source of revenue for jurisdictions in addition to taxes. Video lottery terminals may be operated as stand-alone units or may interface with central monitoring computers operated by governmental agencies. To date, video lottery terminal operations are conducted or planned in Australia, Louisiana, Montana, Oregon, Rhode Island, South Carolina, South Dakota, West Virginia and the Alberta, Manitoba, Maritime, Quebec and Saskatchewan Provinces of Canada. WMS Gaming Inc. has been approved as a manufacturer and has delivered video lottery terminals into eight of such jurisdictions. The Company intends to sell, lease or operate on a revenue-sharing basis, video lottery terminals in all legalized jurisdictions in North America and elsewhere subject to receipt of necessary licensing approvals. The Company has not been denied any such licensing approval to date and the Company does not anticipate that any such denial will occur in the future. However, there can be no assurance that all required licenses, permits or approvals will be obtained or renewed in the future.

  Gaming Machines: The Company has designed and developed a series of gaming machines for casinos located in established gaming jurisdictions including jurisdictions permitting casino gaming on riverboats and Indian reservations. The Williams Platinum FX Series(R) casino mechanical slot machines are designed to attract players with innovative concepts including stunning visuals, high-quality audio from the Company's proprietary DCS(R) sound system, back-lit reels for exciting game play and several programs designed for interactive play. The Williams Quantum XL Series(R) casino 19-inch slant top is the first video touch screen multi-game casino slant-top gaming product. Players can play a variety of games chosen from a full menu of games including blackjack, poker, bingo, keno and video slot games, without ever needing to leave the comfort of their seats. The Company is licensed in Colorado, Illinois, Minnesota, Mississippi, Nevada and Wisconsin and Victoria, Australia and has license applications pending before gaming jurisdictions in Arizona, Connecticut, Delaware, Indiana, Iowa, Louisiana, Missouri, New Jersey, South Dakota, Greece, and New South Wales, Australia. On August 24, 1995, the Company and certain of its subsidiaries and Mr. Louis J. Nicastro, Mr. Neil D. Nicastro and Mr. Harold
H. Bach, Jr. were licensed or found suitable by the Nevada Gaming Control Board and the Nevada Gaming Commission, as applicable, as a registered publicly traded corporation, as registered holding companies, for licensure as a manufacturer and distributor of gaming devices and as directors, officers and stockholders of such entities, as applicable. Such licensure and findings of suitability are effective for a period of two years and terminate in August 1997. Prior to such time the Company, its subsidiaries, officers and directors will be required to submit new applications in order to obtain such licenses and findings to continue conducting business in Nevada after August 1997. There can be no assurance that such license will be granted or such persons will be found suitable as licensees. Sales may be made to casinos in Atlantic City, New Jersey and to riverboats in Missouri under transactional waivers and through distributors in certain other jurisdictions where no license is required. To date, the Company has not been denied any required license, permit or approval to sell or distribute gaming machines and the Company does not anticipate that any such denial will occur in the future. However, there can be no assurance that all required licenses, permits or approvals will be obtained or renewed in the future.

                               BUSINESS STRATEGY

  The Company's overall business strategy is to expand and diversify its amusement games operations through forming strategic relationships to promote, and by investing in businesses which complement, existing product lines in order to provide substantial growth opportunities in future years. In accordance with this strategy, during fiscal 1995, the Company formed relationships with GT Interactive and the Matsushita companies as described under "Home Games" and entered into a Merger Agreement dated as of June 21, 1995 with Bally Gaming International, Inc. ("BGII"). Under the terms of the merger proposed to be consummated subject to the approval of both the Company's and BGII's stockholders, BGII will merge with a newly formed, wholly-owned subsidiary of the Company with BGII being the surviving corporation. The details of the proposed merger will be fully set forth in a Schedule 14A Proxy Statement which the Company intends to mail to stockholders on or about September 30, 1995. The Company believes that the merger with BGII will enable the Company to enter the casino gaming machine business more rapidly than otherwise possible, and will create synergies and cost efficiencies that will enable the combined businesses to compete more successfully with the industry market leader. These actions will support the Company's strategy of adding new revenue and income sources which take advantage of existing strengths as well as increasing game sales by increasing its market share and expanding existing products and geographic markets.

  The Company believes that younger video game players mature into pinball game players due to the increasing sophistication and appeal of pinball games. The Company believes it will be able to maintain its share of the pinball games market because of its leadership in design and engineering which is evidenced by the continued annual achievement awards bestowed by the AMOA and AAMA. Such leadership enables the Company to offer its distributors a broad variety of innovative pinball games which result in greater operator profit through increased player interest, mechanical reliability and serviceability. Generally, the Company introduces eight new pinball machines per year which helps sustain player interest while spreading research, development and manufacturing expenses to maintain competitive pricing. The Company's design and engineering staff has been the industry leader in innovations such as music and other sound effects, multi-level playing fields, multi-ball releases and in reliability improvements such as solid state technology and sophisticated diagnostic testing to quickly locate any malfunction. Many of the Company's games use common parts, creating manufacturing efficiencies and assisting customers in servicing machines and controlling parts inventory costs.

  The Company's strategy for coin-operated video games is to increase market share by designing and introducing a broad array of new video games utilizing state of the art interactive technology and licensing attractive, topical themes for its games. Similar to its pinball strategy, the Company strives to take advantage of its design and engineering leadership acknowledged by industry awards each year to provide a broad product line of technologically advanced games using common parts to increase reliability and serviceability. Historically, when a Company coin-operated video game was fully exploited in the coin-op market, the design was licensed to home video game companies as a source of additional income. In fiscal 1994, the Company made a major shift in this strategy by forming Williams Entertainment Inc. through acquisitions. In fiscal 1995, the Company augmented its acquisitions by establishing new strategic relationships with GT Interactive and Matsushita which will promote the worldwide distribution of the Company's video games and boost its exploitation of the personal computer and 3DO formats. Such relationships will complement the Company's established relationship with Nintendo Co., Ltd. for the manufacture of coin-operated video games utilizing technology developed by Silicon Graphics and for the marketing of home video games based on the Company's coin-operated video games for Nintendo's new Ultra 64 system.

  These actions position the Company to become a major supplier of software for Home Games and provides the Company with established development capabilities, worldwide distribution and industry licenses. The Company intends to sell games for use on Nintendo, Sega, Atari, Sony, 3DO and other video game platforms as well as for personal computer applications including IBM, Macintosh and compatibles.

  The Company continues to provide coin-operated video lottery terminal games to the limited number of jurisdictions which have authorized such gaming. The Company believes its success in designing, manufacturing and selling video lottery terminal games will facilitate its recent entry into the gaming machine market for casinos. The Company is confident that by combining its expertise in video lottery game design with innovative new gaming machine product concepts being developed by its designers and by increasing its employee base to include experienced casino/gaming machine personnel, it can successfully expand into the casino gaming machine market while continuing to expand its portion of the video lottery terminal game market as new jurisdictions legalize such gaming. The Williams' Platinum FX Series(R) slot machine line offers casinos a variety of game themes, all with original soundtracks, art and varying paytables. Like amusement games, gaming machines for casinos emphasize innovation, reliability, price and player appeal all of which are expected to translate into substantial earnings for casino owners. The Company's new gaming machines have more advanced technological features than existing machines which are expected to elevate excitement for end-users.

                           MARKETING AND DISTRIBUTION

  Pinball, video, shuffle-alley and novelty amusement games are sold under the "Williams(R)" and "Midway(R)" trademarks, as well as under the "Bally(R)" trademark which is exclusively licensed for such games from Bally Entertainment Corporation. Coin-Op Games are marketed through approximately 50 independent distributors worldwide. Distributors sell these products to operators who own and operate the machines and place them in amusement arcades, restaurants, bars and other commercial locations. Distributors are primarily responsible for the sale and distribution of these products in designated territories and are generally expected to provide replacement parts and service and to arrange for installment financing. The Company has entered into exclusive pinball distribution arrangements which require its distributors to handle only the Company's pinball games and also require minimum pinball game purchase commitments. It is customary for distributors of the Company's video games also to distribute games produced by other manufacturers.

  The video lottery terminal market is different from both the casino market and the traditional lottery market. Most video lottery terminals are located in places where gaming is not the principal attraction and the stakes and payoffs are relatively low. In Louisiana, Montana, South Dakota, West Virginia and New Brunswick, Canada, video lottery terminals are privately owned either by the owners of the establishments in which the terminals are placed or by route operators or distributors who contract with establishment owners to install, service and maintain the terminals. In other jurisdictions, video lottery terminals may be owned by or leased to the government or its appointed agent or may be provided by the Company to the governmental agency on a revenue-sharing basis.

  Home Games are sold under the "Williams(R)" and "Tradewest(R)" trademarks. Home Games are marketed through independent sales representatives to national and regional retailers, mass merchants, discount store chains, video rental retailers and entertainment software distributors. These channels then make available to consumers the Company's entertainment software product through over 15,000 stores domestically. Consumers buy the Home Games to play on their personal game systems (Nintendo, Sega,

Sony, etc.) and on their personal computers. It is customary for the sales representatives and the distributors of the Company's Home Games who are assigned specific territories to also distribute games produced by other manufacturers. The Company exploits the worldwide markets for these games through direct distribution channels and market licensing agreements. These distribution efforts are supported by marketing programs which emphasize product awareness, brand recognition, dealer merchandising opportunities and established personality endorsements.

  The Gaming Machine market is composed of casinos located in hotels and other establishments and on riverboats and Indian Reservations. Casinos feature gaming as their primary attraction. Gaming machines designed for the casino market are normally sold directly to the casino and on occasion they may be sold to or through casino management companies or through specialized gaming machine distributors. Sales may be made in return for full payment or financed through machine revenue as well as provided on a revenue-sharing basis.

  Export sales of amusement games, primarily to Western Europe, were approximately $138,530,000 (44% of net sales) for the fiscal year ended June 30, 1995 compared with $144,080,000 (51% of net sales) for the fiscal year ended June 30 1994 and $143,843,000 (55% of net sales) for the fiscal year ended June 30, 1993. Substantially all foreign sales are made in United States dollars and, therefore, the Company is not generally subject to the risk of fluctuation of the value of foreign currencies in relation to the dollar. In the fiscal year ended June 30, 1995, Nova Games Import-Export GmbH & Co. KG ("Nova Games") and affiliates accounted for approximately 17% ($52,343,000) of the Company's net sales compared with approximately 21% ($58,844,000) of the Company's net sales for the fiscal year ended June 30, 1994, and approximately 22% ($58,400,000) for the fiscal year ended June 30, 1993. Nova Games and its affiliates are major manufacturers and distributors of gaming machines in Germany. In the opinion of the Company, while the loss of a single distributor could temporarily affect the distribution of a particular model, it would not have a material adverse effect on the business of the Company. In any such event, the Company believes it could make arrangements with alternate distributors for the distribution of the Company's games.

  Revenues earned on international sales of Home Games, outside of North America, are primarily in the form of royalties earned under licensing agreements with third party companies. The royalties are contracted in United States dollars and, therefore, the Company is not generally subject to the risk of fluctuation of the value of foreign currencies in relation to the dollar. Each of these licensing agreements is specific as to game title, game format and sales area.

                                 MANUFACTURING

  The Company's Coin-Op Games and Gaming Equipment are manufactured in its factories in Illinois. The Company believes such facilities are adequate for its current and planned production needs. Game production is generally based on advance purchase orders from distributors with respect to Coin-Op Games and from governmental agencies and casinos with respect to Gaming Equipment and no significant inventory of finished goods is customarily maintained. Home Games are not manufactured by the Company and are traditionally manufactured by the developer of the game platform (i.e., Nintendo or Sega). Platform developers typically retain the right to determine the number of games and timing of release under manufacture and licensing arrangements with the Company. Home Game production is based upon estimated demand for each specific title; the level of the inventory of finished goods depends upon the variance in market demand during the life of a specific game title.

  Coin-Op Games and Gaming Equipment had a backlog of orders at fiscal year end June 30, 1995, valued at approximately $9,848,000. Since the amount of backlog orders varies from the beginning to the end of a normal two- to three-month production process of a game, meaningful comparison of backlog orders can only be made at the same period during a production cycle and not at the end of fiscal years. Home Games traditionally have no backlog of orders.

  Coin-Op Games are warranted for a period of 60 days; Home Games and gaming machines are warranted for a period of 90 days; and video lottery terminals are warranted for a period of up to one year. No substantial costs have been incurred by the Company in connection with such warranties.

  The raw materials used in manufacturing Coin-Op Games and Gaming Equipment includes various metals, plastics, wood and glass obtained from numerous sources of supply. In addition, numerous component parts, including electronic subassemblies and video monitors, are purchased from suppliers. Wood cabinets for amusement games are manufactured by the Company's subsidiary Lenc-Smith Inc., as well as by outside suppliers. The Company believes that the sources of supply of component parts and raw materials are adequate and that substitute sources of materials are available.

                             GOVERNMENT REGULATION

  The manufacture and distribution of gaming machines is subject to extensive Federal, state, local and foreign regulation. Although the laws and regulations of the various jurisdictions in which the Company operates vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture and distribution of gaming devices as well as for the officers, directors, major stockholders and key personnel of such companies.

 NEVADA REGULATIONS

  The manufacture and distribution of gaming devices in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada Act"). The Company's manufacturing and distribution of gaming devices are subject to licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission") and the Nevada State Gaming Control Board ("Nevada Board"). The Nevada Commission and the Nevada Board are collectively referred to as the "Nevada Gaming Authorities."

  The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs, and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's future Nevada operations.

  Certain of the Company's subsidiaries (each a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries"), which manufacture and distribute gaming devices, are required to be licensed by the Nevada Gaming Authorities. The licenses require periodic payments of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. On August 24, 1995, the Company and certain of its subsidiaries and Mr. Louis J. Nicastro, Mr. Neil D. Nicastro and Mr. Harold H. Bach, Jr. were licensed or found suitable by the Nevada Gaming Control Board and the Nevada Gaming Commission, as applicable, as a registered publicly traded corporation, as registered holding companies, for licensure as a manufacturer and distributor of gaming devices and as directors, officers and stockholders of such entities as applicable. Such licensure and findings of suitability are effective for period of two years and terminate in August 1997. Prior to such time the Company, its subsidiaries, officers and directors will be required to submit new applications in order to obtain such licences and findings to continue conducting business in Nevada after August 1997. There can be no assurance that such licenses will be granted or such persons will be found suitable as licensees.

  The Nevada Commission may investigate any individual who has a material relationship to, or material involvement with, the Company or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file license applications with the Nevada Gaming Authorities. Officers, directors and key employees of the Company which are actively and directly involved in activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation to be found suitable. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or license, the Nevada Commission has jurisdiction to disapprove a change in a corporate position.

  If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Gaming Subsidiaries, the companies involved would have to sever all relationship with such person. In addition, the Nevada Commission may require the Company or any of the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

  The Company and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Gaming Subsidiaries must be reported to, or approved by, the Nevada Commission.

  If it were determined that the Nevada Act was violated by the Gaming Subsidiaries, the licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Gaming Subsidiaries, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. The limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could and the revocation of any license would, materially adversely affect the Company's future operations in Nevada.

  Any beneficial holder of the voting securities of the Company, regardless of the number of shares owned, may be required to file applications, be investigated and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

  The Nevada Act requires any person who acquires beneficial ownership of more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities may apply to the

Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

  Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Gaming Subsidiaries, the Company: (i) pays that unsuitable person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting rights conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require the unsuitable person to relinquish voting securities for cash at fair market value.

  The Nevada Commission may in its discretion, require holders of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if, without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

  The company is required to maintain a current stock ledger in the State of Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require that the Company's stock certificates bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement of the Company.

  The Company may not make public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada

Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

  Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

  The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

  License fees and taxes computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either quarterly or annually.

  Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. A licensee is also subject to disciplinary action by the Nevada Commission if any such licensee knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

 NEW JERSEY REGULATION

  The Company and two Gaming Subsidiaries have license applications pending with the New Jersey Casino Control Commission ("New Jersey Commission") as gaming-related casino service industry licensees in accordance with the New Jersey Casino Control Act ("Casino Control Act"). Prior to final licensure, the Company and the Gaming Subsidiaries may conduct business in New Jersey pursuant to transactional waivers with respect to specific transactions. The Company and its Gaming Subsidiaries are currently conducting business with New Jersey casinos pursuant to transactional waivers. In the event the Company and its Gaming Subsidiaries have opportunities to enter into additional transactions with casino licensees prior to licensure, the Company and its Gaming Subsidiaries will apply for additional transactional waivers.

  In addition to requiring the licensure or qualification of the officers, directors and key employees of the Company and its Gaming Subsidiaries, the New Jersey Commission may require the qualification under the Casino Control Act of the Company's officers, directors and stockholders who hold in excess of 5% of the publicly-traded equity securities of the Company. In the discretion of the New Jersey Commission, any holder of the voting securities of the Company regardless of the number of securities owned, may be required to file an application, be investigated and demonstrate his or her qualifications if the New Jersey Commission has reason to believe that such ownership may be inconsistent with the declared policies of the Casino Control Act.

 LOUISIANA REGULATION

  The manufacture, distribution, ownership and operation of video lottery terminals in Louisiana are subject to the Louisiana Video Draw Poker Devices Control Law and the Rules and Regulations promulgated thereunder (the "Video Poker Act"), and to licensing and regulatory control by the Video Gaming Division of the Gaming Enforcement Section of the Office of State Police within the Department of Public Safety and Corrections (the "Video Gaming Division"). The Video Poker Act is based upon declarations of policy which are concerned with protecting the video gaming industry from elements of organized crime, illegal gambling activities and other harmful elements, and protection of the public from illegal and unscrupulous gaming to ensure the fair play of devices.

  Every person who has or controls more than a 5% ownership, income or profit interest in an entity which has or applies for a license in accordance with the provision of the Video Poker Act, or has the ability, in the opinion of the Video Gaming Division, to exercise a significant influence over the activities of a licensee, must meet all suitability requirements and qualifications for licenses. Thus, any holder of more than 5% of the equity securities of the Company will be required to meet such suitability requirements and qualifications. The Video Gaming Division may deny an application for licensing for any cause which they deem reasonable. The Video Gaming Division requires the submission of detailed financial information and other information followed by a thorough investigation. Determinations of suitability or of questions pertaining to licensing are subject to review under the provisions of Louisiana's Administrative Procedures Act.

  In addition, Louisiana regulates riverboat casinos under the Louisiana Riverboat Economic Development and Gaming Control Act (the "Riverboat Act") and the land-based casino under the Louisiana Economic Development and Gaming Corporation Law (the "LEDGC Act"). Both the Riverboat Act and the LEDGC Act require approval of manufacturers by the Riverboat Gaming Division and the LEDGC, respectively. Such approval is based upon compliance with the requirements of the Riverboat Act and the LEDGC Act. The standards for licensure of manufacturers and suppliers under the Riverboat Act and the LEDGC are similar to those for video lottery terminals.

  The Company has met such requirements for video lottery terminal approval in 1992, which approval was renewed in 1994 and 1995. The Company and the Gaming Subsidiaries have license applications pending with the Riverboat Gaming Division and with the LEDGC. Currently the Company and the Gaming Subsidiaries are operating under a temporary license granted by the Indian Casino Gaming Division of the Office of the State Police and under licenses granted by the Coushatta Tribal Gaming Commission and the Tunica-Biloxi Gaming Commission, which permit the Company and the Gaming Subsidiaries to sell gaming machines to such Indian tribes.

 FEDERAL REGISTRATION

  Any subsidiaries of the Company that are involved in gaming activities in Nevada, such as the Gaming Subsidiaries, are required to file documents annually with the United States Department of Justice, Criminal Division, in connection with the sale, distribution or operation of slot machines.

 REGULATION IN FOREIGN JURISDICTIONS

  Certain foreign countries permit the importation, sale or operation of slot machines. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Certain jurisdictions in which the Company operates require the licensing of gaming devices, gaming device operators and manufacturers. The Company, and its products, have been properly licensed or have applied for licensure in all jurisdictions where the Company's operations require such licensure, including without limitation, Australia, Canada, Greece and the Czech Republic.

 REGULATORY CHANGES AND LICENSE STATUS

  The laws and regulations of the numerous jurisdictions, foreign and domestic, in which the Company and its subsidiaries do business are subject to change from time to time. In addition, the license status of the Company and its subsidiaries with respect to these jurisdictions is subject to change. The information set forth in this document represents the most current available at the time of filing. Thus far the Company has never been denied any such necessary governmental licenses, permits or approvals. No assurances, however, can be given that such required licenses, permits or approvals will be given or renewed in the future.

                                  COMPETITION

  Competition in the amusement game market for all of the Company's products is intense and is based primarily on the design and player appeal of the models manufactured. Player appeal is a highly subjective quality related to the interaction of machine and player and is a function of design, hardware, software and play features. The success of the Company's amusement games operations depends, among other things, upon its ability to design and sell models of amusement games which are accorded market acceptance. The Company believes that it is the world's leading manufacturer of pinball games and a leading manufacturer of coin-operated video amusement games and video lottery terminal games. With its new expansion into the home video game market, the Company believes it will increase its overall profit from the development of Home Games based on the Company's Coin-Op Video Games. Some competitors in the amusement games business are substantially larger and have substantially greater financial resources than the Company.

                    DESIGN, RESEARCH AND PRODUCT DEVELOPMENT

  The amusement games which are sold by the Company may be designed by members of its internal design staff or by independent designers under contract to the Company. The Company also evaluates Coin-Op Games designed by others with a view toward obtaining licenses authorizing it to manufacture and sell such games as well as for purposes of performing the contract manufacture of such games for sale under the tradename of others. Home Games designed by or for the Company are manufactured by others for sale by the Company. At June 30, 1995, the Company employed approximately 215 persons in its research and product development departments. During the fiscal years ended June 30, 1995, 1994 and 1993, approximately $26,779,000, $20,178,000, and $13,769,000 respectively, were expended on research and development with respect to amusement games. Certain features of the Company's products are protected by patents of 17-year duration, trademarks and copyrights. The Company is both a licensor and licensee of these proprietary rights.

                                   EMPLOYEES

  At June 30, 1995, the Company employed approximately 1,500 persons in its amusement games operations. Approximately 850 of such employees were represented by the International Brotherhood of

Electrical Workers (the "IBEW") and approximately 200 of such employees were represented by the United Furniture Workers union (the "UFW"). None of the employees engaged in the Home Games business is represented by a union. Collective bargaining agreements with the IBEW relating to the Chicago and Gurnee, Illinois manufacturing facilities expire February 15, 1997 (subject to automatic renewal) and March 31, 1998, respectively. A new collective bargaining agreement was entered into effective July 1, 1995 with the UFW relating to the Cicero, Illinois manufacturing facility and expires June 30, 1998. The Company's relations with its union employees are satisfactory.

                           HOTEL & CASINO OPERATIONS

                                    GENERAL

  The Company, through its subsidiaries as detailed below, owns and operates two of the leading hotels and casinos in San Juan, Puerto Rico--the Condado Plaza Hotel & Casino (the "Condado Plaza") and the El San Juan Hotel & Casino (the "El San Juan")--and has a 23.3% ownership interest in and manages the El Conquistador Resort and Country Club (the "El Conquistador Resort") in Las Croabas, Puerto Rico. Hereinafter, references to the "Hotel/Casino Business" include the full fiscal year operations of the El San Juan and Condado Plaza through June 30, 1995 and the first seventeen months of operations through March 31, 1995 of the El Conquistador Resort. On September 5, 1995, the Company announced that it is evaluating its options for maximizing stockholder values in the Company's hotel and casino business. The options being evaluated include possible spin-off of that business to the Company's stockholders, sale of all or a portion of that business or joint ventures. There can be no assurances that the Company will proceed with any such options.

  In all, during the fiscal year ended June 30, 1995, the Company owned and managed 1,870 suites and hotel rooms, 39,300 square feet of casino floor space containing 130 gaming tables and 891 slot machines and approximately 146,000 square feet of convention and meeting space. These properties also include a total of 22 restaurants, 36 shops, one showroom, three health and fitness centers and 25 cocktail and entertainment lounges.

  In fiscal 1995, the Condado Plaza casino achieved the second highest table game play and the highest slot machine play and the El San Juan casino achieved the highest table game play and the second highest slot machine play in Puerto Rico. The El Conquistador Resort Casino began operations in November of 1993.

  At August 31, 1995, there were 25 hotels in the San Juan area designated as "tourist hotels" by the Tourism Company of Puerto Rico offering a total of approximately 5,205 rooms, of which only ten hotels offered more than 200 rooms; approximately 3,210 additional rooms were offered in 21 tourist hotels elsewhere on the island of Puerto Rico. The island also has numerous commercial hotels and guest houses. Approximately 31 cruise ships operate out of Puerto Rico in the winter with 16 sailing directly from Puerto Rico and approximately 15 ships include San Juan as a port of call.

  Revenues of the hotel and casino operations for each of the Company's last three fiscal years appear at Notes 3 and 15 of the Notes to Consolidated Financial Statements in the 1995 Annual Report which information is incorporated by reference herein.

                             STRATEGY AND MARKETING

  The Company directs its marketing to three distinct hotel guest customers-- the corporate-executive traveler, the individual vacation traveler and the group and convention traveler. The Company has also directed its efforts toward local business people and residents of Puerto Rico for its casino, convention, restaurant, nightclub and bar facilities.

  The Company believes the Condado Plaza and the El San Juan are attractive to the corporate-executive traveler because they are easily accessible from the San Juan International Airport and from Hato Rey, San Juan's business and commercial center and include an aggregate of 56,000 square feet of convention and meeting space. The individual vacation traveler is attracted to all facilities by the Caribbean climate and resort amenities including casinos, swimming pools, whirlpools and spas, tennis, golf and water sports facilities, health clubs and entertainment lounges. The group and convention traveler is attracted by the combination of business and resort amenities at all facilities. Because of their emphasis on business-related services and facilities, the Condado Plaza and the El Conquistador Resort attract groups and conventions meeting to conduct business in Puerto Rico. The El San Juan, a luxury resort hotel, attracts small groups and conferences interested in a combination of business, recreational and social activities while in Puerto Rico. Corporate incentive groups comprise a significant portion of the El San Juan and El Conquistador Resort's clientele in this market.

  The Company's business strategy includes attracting to its hotel and casino facilities members of the local business community, residents of Puerto Rico and vacation travelers who are staying at other hotel and lodging accommodations. The Company believes a substantial percentage of the restaurant, nightclub and bar revenues at all facilities are from local clientele. Local business people entertain in the hotels' restaurants and lounges on a regular basis. Residents of Puerto Rico frequently utilize the casinos, shops and recreational facilities. Many local social events and receptions are held in the ballrooms and banquet facilities of the Company's properties.

  The Company's hotel and casino facilities are marketed primarily in the United States, as well as in Canada, Mexico, Europe and South America. In addition to its in-house marketing staff of 35 employees, an outside marketing service which employs 25 employees located primarily in Miami and New York promotes sales. This combined marketing effort promotes the hotels and casinos to tour operators, meeting planners, corporate incentive groups, wholesale and retail travel agencies and airlines, as well as to individuals. In addition, the marketing staff solicits casino business by identifying and contacting individual players and through the efforts of commissioned sales representatives. The activities of the sales force include direct sales promotions, telephone and direct mail solicitations, participation in trade shows and public relations.

The Condado Plaza Hotel & Casino

  The Condado Plaza is owned by Posadas de Puerto Rico Associates, Incorporated ("Posadas de Puerto Rico"), which is owned 95% by the Company. Such ownership interest was increased from 92.5% effective July 13, 1994. Acquired by the Company in 1983, the Condado Plaza has since become one of the leading hotels in the Caribbean. Located on the Atlantic Ocean in the Condado area of San Juan, the Condado Plaza is a ten-minute drive from Hato Rey, the city's business and commercial center. The Condado Plaza has 569 rooms and consists of two separate structures on a five-acre site, the 13-story main building, which is owned by Posadas de Puerto Rico, and the 11-story Laguna Wing, which is leased from the owners of the minority interest in Posadas de Puerto Rico. In fiscal 1995 the American Automobile Association awarded the Condado Plaza a "Four Diamond" rating for the eighth consecutive year. Since 1993 the Condado Plaza has been a member of the "Preferred Hotels(R) & Resorts Worldwide" system, a selective world-wide association of independent luxury hotels and resorts.

  During the fiscal years ended June 30, 1995, 1994 and 1993, the Condado Plaza's capital expenditures for the purchase of property, plant and equipment were $2,487,000, $7,745,000 and $4,411,000, respectively.

  The Condado Plaza guest accommodations are geared to the needs of traveling executives and include "The Plaza Club," a hotel-within-a-hotel with 72 deluxe guest rooms and suites, private lounges and a specially-trained staff providing concierge services. The Condado Plaza has an executive service center which offers all necessary business-related services and facilities, conference facilities which can accommodate groups of up to 1,000, a health and fitness center and dual pools with spas.

  Most restaurants and all of the shops located in the Condado Plaza are owned and operated by unaffiliated concessionaires which pay the Company rentals based primarily on a percentage of their revenues. In addition, the water sports and valet parking are operated as concessions.

  The Condado Plaza maintained an average occupancy rate during the fiscal year ended June 30, 1995 of 84.5% compared with a rate of 85.4% for the fiscal year ended June 30, 1994 and 84.9% for the fiscal year ended June 30, 1993. Occupancy rates are based upon available rooms excluding immaterial numbers of rooms under renovation or otherwise unavailable for occupancy from time to time.

The El San Juan Hotel & Casino

  The El San Juan is owned by Posadas de San Juan Associates ("Posadas de San Juan"), a partnership which is 50% owned by a wholly-owned subsidiary of the Company and 50% owned by, among others, the owners of the minority interest in Posadas de Puerto Rico. The Company accounts for its investment in Posadas de San Juan on the equity method. The El San Juan is located in the Isla Verde area of metropolitan San Juan on a 13-acre oceanfront site twenty-five minutes from the shopping and historic sights of Old San Juan. The hotel consists of four structures of from one to nine stories and contains 388 guest rooms and suites and conference and meeting space of 36,000 square feet with a seating capacity of 3,000. With its marble floors, elaborate chandeliers and carved mahogany ceilings and walls, the El San Juan combines the ambience of a European-style hotel with the atmosphere of an informal Caribbean resort. The El San Juan is also a member of the "Preferred Hotels(R) & Resorts Worldwide" system and was the first in Puerto Rico so designated. In fiscal 1995 the El San Juan continued to maintain its designation, first made in 1990, as a member of "The Leading Hotels of the World(R)" and was awarded a "Four Diamond" rating by the American Automobile Association for the ninth year in a row.

  During the fiscal years ended June 30, 1995, 1994 and 1993, the El San Juan's capital expenditures for the purchase of property, plant and equipment were $3,310,000, $2,737,000 and $2,764,000, respectively.

  The El San Juan caters to individual vacation travelers, as well as to small groups and conferences and corporate-executive travelers. El San Juan guest rooms and suites have luxury appointments and amenities and, in many of the guest rooms, private balconies, whirlpools and spas. The Roof Top Health Spa, two swimming pools and beach area contribute to the attractiveness of this property.

  The El San Juan maintained an average room occupancy rate during the fiscal year ended June 30, 1995 of 82.4% compared with a rate of 84.6% for the fiscal year ended June 30, 1994 and a rate of 85.4% for the fiscal year ended June 30, 1993.

  The El San Juan also features an indoor shopping arcade designed to resemble a European village, which features 12 fashionable stores serving resort guests and community residents. All of the stores in the El San Juan, the dance club and all of the restaurants except "La Veranda" are owned and operated by unaffiliated concessionaires which pay the El San Juan rentals based primarily on a percentage of their revenues. In addition, the watersports and valet parking are operated as concessions.

Williams Hospitality Group Inc.

  Williams Hospitality Group Inc. ("Williams Hospitality") is owned 62% by the Company and 38% by the owners of the minority interest in Posadas de Puerto Rico. The Company interest in Williams Hospitality increased from 57% to 62% effective July 13, 1994. Williams Hospitality, the Company's subsidiary which provides hotel and casino management services, has managed the Condado Plaza since 1983, the El San Juan since 1985 and the El Conquistador Resort since its opening in 1993. Williams Hospitality has management contracts with all such facilities expiring in 2003 (Condado Plaza), 2005 (El San Juan) and 2013 (El Conquistador Resort). It earns basic management fees based on gross revenues and incentive management fees based on gross operating profits. Williams Hospitality is reimbursed for certain administrative expenses incurred in connection with its management of such properties and receives fees with respect to certain centralized services being rendered for all hotel and casino properties. In addition to supervising the daily operations of each of the properties it manages, Williams Hospitality supervises marketing, sales and promotions and recommends long-term policies.

El Conquistador Resort

  On January 12, 1990, Williams Hospitality entered into an agreement with the El Conquistador Partnership L.P. ("El Con LP") for the management of the El Conquistador Resort. The El Con LP is 23.3% owned by the Company, 26.7% owned by certain of the owners of the minority interest in Posadas de San Juan and 50% owned by Kumagai Caribbean, Inc. ("Kumagai"), an affiliate of Kumagai Gumi Co., Ltd., one of the world's leading construction companies. The El Con LP developed the El Conquistador Resort with Kumagai acting as construction manager and Williams Hospitality rendering technical development services during the construction phase. The completed Resort opened in November of 1993.

  The El Conquistador Resort has 750 guest rooms, an 18-hole championship golf course, a marina, tennis courts, 90,000 square feet of convention and meeting facilities, six lounges and night clubs, eight restaurants, a 13,000 square foot casino, a fitness center and five dramatic pool areas, all situated on a bluff overlooking the convergence of the Atlantic Ocean and the Caribbean Sea. The Resort also features a secluded beach located on a private island three miles offshore. In addition, the El Conquistador Resort manages 90 condominium units known as the Las Casitas. The Las Casitas provides another 163 rooms to the inventory of luxury rooms available to the Resort.

  The El Conquistador Resort finished its first full fiscal year ended March 31, 1995 with an average occupancy rate of 73.3%. In less than two years the Resort has received the prestigious Gold Key Award by Meetings and Conventions Magazine and the Paragon Award by Corporate Meetings and Incentives Magazine for excellence in meeting and conventions.

                              CASINO CREDIT POLICY

  All of the Company's casinos extend credit to qualified players that satisfy its credit review procedures. The procedures include external credit verification and internal management level approvals.

  Credit play at the Condado Plaza for the fiscal years ended June 30, 1995, 1994 and 1993 represented 32%, 46% and 50%, respectively, of total play. Casino credit receivables, net of allowance for doubtful accounts, at the Condado Plaza at each of the fiscal years ended June 30, 1995, 1994 and 1993 were $1,330,000, $1,956,386 and $2,644,000, respectively, representing 3.9%, 3.4%
and 3.7% of annual credit play.

  Credit play at the El San Juan for the fiscal years ended June 30, 1995, 1994 and 1993 represented 60%, 72%, and 69%, respectively, of total play. Casino credit receivables, net of allowance for doubtful accounts, at the El San Juan at each of the fiscal years ended June 30, 1995, 1994 and 1993 were $2,265,000, $5,859,000 and $6,604,000, respectively, representing 2.9%, 4.5% and 5.6% of annual credit play.

  Credit play at the El Conquistador Resort has not been significant since its opening in November 1993.

  The credit players represent a significant portion of total play at the El San Juan and Condado Plaza casinos and the Company believes that collection losses have not been unusual or material to the results of operations, except for the El San Juan casino where the losses for fiscal 1995 were $3.7 million compared with $4.2 million in fiscal 1994 and $2.6 million in fiscal 1993. Gaming debts are enforceable in Puerto Rico and the majority of States in the United States. Those States that do not enforce gaming debts will nonetheless generally allow enforcement of a judgment obtained in a jurisdiction such as Puerto Rico. Due to the unenforceability generally of gaming debts in Latin America, where a significant number of the Company's players reside, procedures have been established to obtain promissory notes from most Latin American credit casino clients.

                      GOVERNMENT REGULATION AND LICENSING

  In 1948, Puerto Rico legalized gambling and the ownership and operation of casino gaming facilities in Puerto Rico is heavily regulated. The Office of the Commissioner of Banks and Financial Institutions of Puerto Rico is responsible for investigating and licensing casino owners. The Gaming Division of the Tourism Development Company of Puerto Rico (the "Gaming Division") regulates and supervises casino operations. A government inspector must be on-site whenever a casino is open. Among its responsibilities, the Gaming Division licenses all casino employees and enforces regulations relating to method of play and hours of operation (a maximum of 16 hours per day).

  The casinos at the Condado Plaza, the El San Juan and the El Conquistador Resort are subject to strict internal controls imposed by the Company over all facets of their operations, including the handling of cash and security measures. The casino control procedures are similar to those followed by Nevada and New Jersey casinos. All slot machines at these and all other casinos on the island are owned and maintained by the Commonwealth of Puerto Rico. Of the profits from the slot machines, 34% is received by the casino and the remaining 66% is allocated to Puerto Rico government agencies and educational institutions. Each casino pays the Government a license fee depending on total play or drop in the casino, which ranges from $100,000 to $200,000. The Condado Plaza and the El San Juan each pay an annual license fee of $200,000 and the El Conquistador Resort pays an annual license fee of $100,000 in quarterly installments. Each casino is required to renew its license each year; and, unless a change of ownership of the licensee has occurred or the gaming authorities have reason to believe that reinvestigation of the licensee is necessary, renewal is generally automatic.

  The hotels and casinos are also subject to various local laws and regulations affecting their business, including provisions relating to fire safety, sanitation, health and the sale of alcoholic beverages.

                                  SEASONALITY

  Tourism in Puerto Rico is at its peak during the months of December through April. Most hotels, in spite of reducing their room rates during the off-season months, experience decreased occupancy and lower revenues. By attracting business travelers and residents of Puerto Rico on a year-round basis, the Condado Plaza has reduced, to some extent, the seasonality of its operations. The El San Juan and the El Conquistador Resort expect that group business developed during the off- and shoulder-seasons will reduce the effect of seasonality.

  Seasonal fluctuations in the tourism industry do not have as much of an effect on the Condado Plaza as they have on other Caribbean hotels since approximately 40% of the Condado Plaza's accommodations are booked by business travelers. As a result, the Condado Plaza's monthly occupancy rates for the fiscal year ended June 30, 1995 ranged from 73.4% to 94.7%, with an average occupancy rate of 84.5%. The in-season average occupancy figure for December 1994 to April 1995 was 87.6% compared to 87.2% and 86.8% for such period in the fiscal years 1994 and 1993, respectively. The Condado Plaza, like other Caribbean hotels, reduces its rates during the off-season months but, unlike many other Caribbean hotels, occupancy rates remain at relatively high levels. During the fiscal year ended June 30, 1995, the El San Juan's monthly occupancy rates ranged from 72.4% to 95.3%, with an average occupancy rate of 82.4%. The in-season average occupancy figure for December 1994 to April 1995 was 88.3% compared to 87.7% and 89.4% for such period in the fiscal years 1994 and 1993, respectively.

  The El Conquistador Resort's monthly occupancy rates for the first seventeen full months of operations ranged from 51.2% to 90.3%, with an average occupancy rate of 73.3% for the year ended March 31, 1995.

                                  COMPETITION

  The hotel and casino business in the Caribbean region is highly competitive. The Company's facilities compete with each other and with numerous hotels and resorts on the island of Puerto Rico (including 13 other hotels and resorts with casinos) and on other Caribbean islands and in the southeastern United States and Mexico. The Company also competes for hotel and casino customers to a lesser extent with the Nevada and New Jersey hotels and casinos as well as other casinos now operating in the United States. The principal methods of competition for casino players include maintaining promotional allowance packages that are comparable to other casinos and providing outstanding service to players in the hotel and casino. The promotional allowance package will vary depending upon the size of the play and may include reduced or complimentary hotel and restaurant charges and air fares. Some of these competing properties are owned or managed by hotel chains possessing substantially greater financial resources than those of the Company.

  The Company believes that Puerto Rico offers many advantages over geographical areas in which competing properties are located. Unlike most other Caribbean Islands, Puerto Rico is served by many direct air flights from the continental United States and has a highly developed economy and a well-educated population. Moreover, Puerto Rico is a Commonwealth of the United States, freeing mainland visitors from concerns about foreign currencies or customs and immigration laws. Unlike resort areas in the southeastern United States, Puerto Rico enjoys a mild subtropical climate throughout the year and offers legalized gambling.

                                   EMPLOYEES

  At June 30, 1995, the Condado Plaza employed approximately 1,040 persons, 718 of whom are represented by two labor unions (543 employees belong to the hotel union and 175 employees belong to the casino union). The Condado Plaza's contract with the Hotel and Restaurant Employees International Union ("EIU") was renewed September 1, 1994 and expires August 31, 1997. The Condado Plaza's contract with the Puerto Rico Association of Casino Employees ("ACE"), expired July 15, 1994, and a new contract is being negotiated.

  The El San Juan employs approximately 838 persons of which 228 are casino employees. The Teamsters Union was certified by the National Labor Relations Board on May 12, 1995 to represent the 111 non-managerial casino employees and a contract with such union is under negotiation.

  The El Conquistador Resort employs approximately 1,503 persons and Williams Hospitality employs approximately 88 persons, including the executive office staff and the centralized accounting and reservation staffs for all operations, none of whom is represented by a labor union.

  The Company considers its current relationships with all employees, union and non-union, to be satisfactory.

ITEM 2. PROPERTIES.

  The table and footnotes on the next pages set forth, with respect to the Company's principal properties, the location, principal use, approximate floor space and the annual rental and lease expiration date, where leased, or encumbrances, where owned by the Company, at June 30, 1995.

                                   PROPERTIES

AMUSEMENT GAMES

                                                              LEASE
                  PRINCIPAL      APPROXIMATE                   EXP.
   LOCATION          USE         SQUARE FEET ANNUAL RENT ($)   DATE   ENCUMBRANCES
----------------------------------------------------------------------------------
  3401 N.     Principal Office &   129,400     100% Owned       --         --
  California  Games Mfg.                       by Company
  Chicago,
  IL
----------------------------------------------------------------------------------
  2704 W.     Games Mfg.            28,500     100% Owned       --         --
  Roscoe                                       by Company
  Chicago,
  IL
----------------------------------------------------------------------------------
  2727 W.     Games Mfg.            47,500       117,600(1)  06/30/96      --
  Roscoe
  Chicago,
  IL
----------------------------------------------------------------------------------
  1910        Games Mfg.            72,000       275,309(1)  12/31/95      --
  Swanson
  Ct.
  Gurnee, IL
----------------------------------------------------------------------------------
  1949        Games Mfg.            14,400        82,080     03/31/96      --
  Swanson
  Ct.
  Gurnee, IL
----------------------------------------------------------------------------------
  Cicero, IL  Games Mfg.           105,000       109,422(1)  06/30/96      --
----------------------------------------------------------------------------------
  Waukegan,   Games Mfg.           186,000     100% Owned       --         --
  IL                                           by Company
----------------------------------------------------------------------------------
  2400 S.     Office/ Warehouse      5,000        30,000     05/01/99      --
  Business
  45
  Corsicana,
  TX
----------------------------------------------------------------------------------
  1800 S.     Office                 6,000        38,400     09/01/97      --
  Business
  45
  Corsicana,
  TX
----------------------------------------------------------------------------------
  San Diego,  R & D                 27,512       241,000     06/01/02      --
  CA


HOTELS AND CASINOS

                                                              LEASE
                  PRINCIPAL      APPROXIMATE                   EXP.
   LOCATION          USE         SQUARE FEET ANNUAL RENT ($)   DATE   ENCUMBRANCES
----------------------------------------------------------------------------------
  Las         El Conquistador      854,000     23.3% Owned      --        (2)
  Croabas,    Resort                           by Company
  PR
----------------------------------------------------------------------------------
  San Juan,   Condado Plaza        136,081      95% Owned       --        (3)
  PR          Hotel/Casino                     by Company
----------------------------------------------------------------------------------
  San Juan,   Condado Plaza         60,500       684,000(4)  03/31/04     (3)
  PR          Laguna Wing
----------------------------------------------------------------------------------
  San Juan,   Condado Plaza         28,611      95% Owned       --        (5)
  PR          Parking Lots                     by Company
----------------------------------------------------------------------------------
  San Juan,   Condado Plaza          8,343      95% Owned       --        (5)
  PR          Parking Lot                      by Company
----------------------------------------------------------------------------------
  San Juan,   El San Juan          162,500      50% Owned       --        (6)
  PR          Hotel/Casino                     by Company
----------------------------------------------------------------------------------
  San Juan,   El San Juan           10,663      62% Owned       --       (7)(5)
  PR          Parking Lot                      by Company
----------------------------------------------------------------------------------
  San Juan,   El San Juan          210,000       150,000     11/16/97      --
  PR          Parking Lot
----------------------------------------------------------------------------------
  San Juan,   Williams Hosp.        10,000      62% Owned       --        (8)
  PR          Admin. Offices                   by Company

                                                        (Footnotes on next page)

FOOTNOTES TO PROPERTIES TABLES:
(1) Under such leases which contain renewal options, additional rentals may be payable for taxes, insurance, utilities and maintenance.
(2) Subject to a first mortgage lien in the amount of $146,612,000 securing (i) a $120,000,000 loan from the Puerto Rico Industrial, Medical, Educational and Environmental Pollution Control Facilities Financing Authority; (ii) a $120,000,000 letter of credit issued by The Mitsubishi Bank, Limited which serves as collateral for the loan referred to in (i) above; and (iii) termination liability up to $20,000,000 under an Interest Rate Swap Agreement with respect to interest due on the loan referred to in (i) above; subject to a second mortgage lien securing a $25,000,000 loan from the Government Development Bank for Puerto Rico; and subject to a third mortgage lien securing an $8,000,000 loan from the Government Development Bank of Puerto Rico.
(3) Subject to mortgage liens to secure a $35,500,000 borrowing from Scotiabank de Puerto Rico under the terms of an Operating Credit and Term Loan Agreement dated August 30, 1988.
(4) Annual rent of $684,000 is fixed through September 30, 1998; thereafter, $752,000 to September 30, 2003 and $827,000 to March 31, 2004.
(5) Subject to a mortgage in favor of the Government Development Bank for Puerto Rico to secure a $4,000,000 loan to WKA El Con Associates.
(6) Subject to a first mortgage lien to secure a loan of $34,000,000 from The Bank of Nova Scotia under the terms of a Credit Agreement dated as of January 20, 1993.
(7) Subject to first mortgage liens in the amount of $424,600 to certain individuals.
(8) Subject to a first mortgage lien to secure a loan of $800,000 from Scotiabank de Puerto Rico.

  Management believes that all of the facilities listed in the foregoing table are in good repair and are adequate for their respective purposes. The manufacturing facilities used in the amusement games business are suitable and adequate for the design and production of the Company's products. The Home Games business operates year-round. Except during the July vacation shutdown, the facilities of the Coin-Op Games business are generally operated on a one-shift basis; however, during periods of increased production, certain portions of the facilities are operated on multiple shifts. The production levels can be increased or decreased on a periodic basis to match the level of incoming customer orders.

  The Company owns substantially all of the machinery, equipment, tools and dies, furnishings, goods and fixtures used in its businesses, all of which are well maintained and satisfactory for the purposes intended. The Company's personal property utilized in the Condado Plaza, the El San Juan and the El Conquistador Resort operations is subject to security interests.

ITEM 3. LEGAL PROCEEDINGS.

  The actions which were commenced December 13, 1993 derivatively on behalf of the Company in the Court of Chancery of the State of Delaware for New Castle County against the directors of the Company by the following three shareholders--Gerald D. Broder, Burton K. Stopnik and Sheila Schrank--were dismissed May 10, 1995 by the Court with leave to plaintiffs to amend their complaint. Plaintiffs advised the Court June 6, 1995 that they would not submit an amended complaint. In substance, the complaints had alleged that the Company's directors breached fiduciary duties to the Company in authorizing the purchase by the Company of Class B common shares of Viacom International, Inc. ("Viacom"); that such purchases were made to assist Viacom's bid for the common stock of Paramount Communications Inc; and that an officer of the Company profited from his sale of shares of the Company's common stock in October 1993 at a price which plaintiffs allege was attributable to a Hart-Scott-Rodino filing made by stockholders currently holding approximately 25% of the Company's outstanding common stock. The complaints sought judgements declaring that the defendants breached their fiduciary duty, directing an accounting for profits obtained by defendants and damages sustained by the Company and awarding plaintiffs their costs and expenses in bringing the legal actions including attorneys' fees.

  On or about July 25, 1995, Alliance Gaming Corp. ("Alliance") filed an action in the Delaware Court of Chancery against Bally Gaming International, Inc. ("BGII"), its directors and the Company (the "Alliance Action"). The Alliance Action alleged that in their actions vis-a-vis Alliance, their preferential treatment of the Company and their acceptance of the Merger Agreement dated as of June 21, 1995, between the Company and BGII (the "Merger Agreement") (which Alliance alleged to be inferior to its tender offer for approximately 45% of the shares of BGII Common Stock not owned by Alliance), the members of the BGII Board of Directors, aided and abetted by the Company, had violated their fiduciary duties of care, loyalty and candor. The complaint sought damages and an order requiring that BGII hold an annual meeting, requiring the directors to give Alliance a fair and equal opportunity to acquire BGII, setting aside the Merger Agreement and its breakup fee and enjoining sales of assets (including BGII's German operations) out of the ordinary course of business and actions impeding the operation of market forces in an open bidding contest for the acquisition of BGII.

  On July 27, 1995, the Court heard motions by Alliance for expedited discovery, an expedited scheduling of a preliminary injunction hearing, an immediate setting of a date for a stockholder meeting to elect BGII directors and the immediate granting to Alliance of due diligence with respect to BGII. The Court denied the requests for expedited scheduling of a preliminary injunction hearing and expedited general discovery. The Court ruled that the request for an order granting Alliance immediate due diligence was without legal support in the Court's cognizance and denied the request without prejudice to being renewed on a showing of legal entitlement to such relief. On August 3, 1995, Alliance renewed its request for an order requiring immediate due diligence.

  On August 14, 1995, BGII, the Company and Alliance entered into an agreement which provided, among other things, (i) for the scheduling of a meeting of BGII stockholders for consideration of the Merger Agreement and the election of directors to be held on October 30, 1995, (ii) that all parties would refrain from initiating litigation until September 1, 1995 and (iii) that all current activities in the Alliance Action would be held in abeyance until September 1, 1995.

  On or about September 5, 1995, BGII filed an action against Alliance and its wholly-owned subsidiary, BGII Acquisition Corp. ("Sub"), in the United States District Court, District of Delaware (the "BGII Action"). The BGII Action alleged that Alliance and Sub have falsely led BGII's stockholders and the securities markets to believe that the tender offer made by Alliance (the "Alliance Offer"), is the first step in the acquisition of the entire equity interest in BGII for the same consideration as pursuant to a proposed future merger. The BGII Action also alleged that Alliance and Sub have filed with the Commission, and caused to be publicly disseminated, documents that contain material misrepresentations and omissions relating to the Alliance Offer and the possible Alliance consent solicitation (which was subsequently commenced). The complaint sought to enjoin Alliance and Sub from proceeding with the Alliance Offer until they have made adequate corrective disclosures and to enjoin Alliance and Sub from soliciting consents from BGII stockholders until they have complied with the applicable law.

  On or about September 6, 1995, the Company commenced an action in the United States District Court, Southern District of New York (the "WMS Action"), seeking to enjoin Alliance's and Sub's tender offer for BGII common stock and to prevent continuing and threatened violations by Alliance of the Federal securities laws and other violations. The WMS Action alleged that Alliance has made untrue statements and has omitted to state material facts in its tender offer documents. The Company also alleged that Alliance illegally and improperly interfered with the Merger Agreement.

  On or about September 12, 1995, Alliance and Sub filed an Answer and Counterclaims with respect to the BGII Action. The Answer and Counterclaims alleged that BGII violated Section 14(d) and 14(e) of the Exchange Act of 1934, as amended, by failing to make full and accurate disclosure with respect to, inter alia, (i) the possible sale of BGII's German operations to a group of management investors, (ii) compensation to be provided to the directors and officers of BGII in the event of the merger with the Company, (iii) the arrangements between BGII and Ladenburg Thalmann & Co. Inc., financial advisors to BGII, and (iv) the role played by FMR Corp., holders of BGII's Senior Secured Notes, in connection with the Company and the sale of BGII's German operations. The Answer and Counterclaims seek corrective disclosure and an order barring BGII from soliciting its stockholders to support or oppose any merger or takeover. The Company has been informed by BGII that they deny the allegations set forth in the Answer and Counterclaims and intend to defend the action vigorously.

  On or about September 13, 1995 the WMS Action was transferred to the United States District Court, District of Delaware for the purpose of consolidation with the BGII Action and the Company's request for expedited discovery was granted.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Reference is made to "Market for the Company's Common Stock and Related Security-Holder Matters" set forth in the 1995 Annual Report which information is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

  Reference is made to "Selected Financial Data" set forth in the 1995 Annual Report which information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the 1995 Annual Report which information is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Reference is made to the Consolidated Financial Statements and Notes thereto and Report of Independent Auditors set forth in the 1995 Annual Report which information is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a) Identification of Directors. The directors listed in the table on the next page were elected at the January 1995 Annual Meeting of Stockholders to serve until the 1996 Annual Meeting of Stockholders and until their respective successors are duly elected and qualify. All are at present directors of the Company. Mr. Neil D. Nicastro is the son of Mr. Louis J. Nicastro; otherwise, there is no family relationship between any of the directors or executive officers of the Company.

                          IDENTIFICATION OF DIRECTORS

                                                    DIRECTOR OR   SHARES OF
                                                     EXECUTIVE   COMMON STOCK   PERCENTAGE
                            POSITION WITH COMPANY    OFFICER OF  DEEMED TO BE       OF
                                     AND                THE      BENEFICIALLY  OUTSTANDING
                             PRINCIPAL OCCUPATION     COMPANY       OWNED         COMMON
       DIRECTOR (AGE)           AS OF 8/31/95          SINCE       08/31/95(1)   STOCK(2)
------------------------------------------------------------------------------------------
  Louis J. Nicastro (67)   Chairman of the Board of     1974     6,433,732(3)     26.1%
                           Directors and Co-Chief
                           Executive Officer of the
                           Company
------------------------------------------------------------------------------------------
  Neil D. Nicastro (38)    President, Co-Chief Ex-      1986     6,781,100(4)     27.2%
                           ecutive Officer, Chief
                           Operating Officer and
                           Director of the Company
------------------------------------------------------------------------------------------
  Kenneth J. Fedesna (45)  Vice President & General     1993       145,058(5)       *
                           Manager of the Company's
                           Coin-Op Amusement Games
                           operations and Director
                           of the Company
------------------------------------------------------------------------------------------
  Norman J. Menell (63)    Vice Chairman of the         1980        52,216(6)       *
                           Board of Directors of
                           the Company
------------------------------------------------------------------------------------------
  George R. Baker (65)     Director of the Company      1983        50,800(6)       *
                           and Private Consultant
------------------------------------------------------------------------------------------
  William C. Bartholomay   Director of the Company      1981        68,800(6)       *
  (67)                     and President, Near
                           North National Group
                           (Insurance Brokers)
------------------------------------------------------------------------------------------
  Williams E. McKenna (76) Director of the Company      1981        52,594(6)       *
                           and General Partner, MCK
                           Investment Company (Pri-
                           vate Investment Company)
------------------------------------------------------------------------------------------
  Harvey Reich (66)        Director of the Company      1983        51,190(6)       *
                           and Attorney, Robinson
                           Brog Leinwand Reich
                           Genovese & Gluck, P.C.
------------------------------------------------------------------------------------------
  Ira S. Sheinfeld (57)    Director of the Company      1993        54,000(7)       *
                           and Attorney, Squadron,
                           Ellenoff, Plesent &
                           Sheinfeld LLP

                                                   (footnotes on following page)

FOOTNOTES TO IDENTIFICATION OF DIRECTORS TABLE:
(1) Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), options held by directors are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of such security within 60 days. Certain of such options as reported herein also require that the Company's Common Stock attain a market price of $35.00 per share prior to exercise (herein referred to as "Target Price Options").
(2) For purposes of calculating the percentage of shares of Common Stock owned by each director, shares issuable on the exercise of his options have been deemed to be outstanding.
(3) The number of shares reported as beneficially owned includes 5,929,100 owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 500,000 shares for which the reporting person has sole voting and sole dispositive power, all of which may be acquired pursuant to Target Price Options within 60 days of August 31, 1995. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" set forth in Item 12.
(4) The number of shares reported as beneficially owned includes 5,929,100 owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 852,000 shares for which the reporting person has sole voting and sole dispositive power, 800,000 of which may be acquired pursuant to stock options within 60 days of August 31, 1995, 500,000 of such options being Target Price Options. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" set forth in Item 12.
(5) Includes 145,000 shares of Common Stock which Mr. Fedesna has the right to acquire upon the exercise of stock options, 100,000 of which are Target Price Options.
(6) Includes 50,000 shares of Target Price Options.
(7) Includes 54,000 shares of Common Stock which Mr. I. S. Sheinfeld has the right to acquire upon the exercise of stock options, 50,000 of which are Target Price Options.
  *Less than 1% of the number of outstanding shares of Common Stock on August 31, 1995.

  LOUIS J. NICASTRO, Chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Mr. Nicastro has served as Chairman of the Board of Directors of the Company since its incorporation in 1974. On August 29, 1994, he became Co-Chief Executive Officer, having served as Chief Executive Officer since 1974. He served as President (1985-1988 and 1990-1991) and as Chief Operating Officer (1985-1986) of the Company.

  NEIL D. NICASTRO, Director, President and Co-Chief Executive Officer of the Company. Mr. Nicastro became a director of the Company in 1986 and was elected President of the Company June 18, 1991 and Co-Chief Executive Officer August 29, 1994. He has also served as Chief Operating Officer of the Company since September 1990. He served as Treasurer (1986-1995), Executive Vice President (1988-1991), Senior Vice President (1986-1988) and Director of Stockholder Relations (1981-1986) of the Company.

  KENNETH J. FEDESNA was elected a director of the Company on August 23, 1993. He has served as Vice President and General Manager of Williams Electronics Games, Inc. and Midway Manufacturing Company, wholly-owned subsidiaries of the Company, for in excess of five years.

  NORMAN J. MENELL was elected Vice Chairman of the Board of Directors effective September 30, 1990. He served as President (1988-1990), Chief Operating Officer (1986-1990) and Executive Vice President (1981-1988) of the Company.

  GEORGE R. BAKER is a private consultant. He was a general partner of Barrington Limited Partners (private investment partnership) (1985-1986), a special limited partner of Bear, Stearns & Co., Inc. (investment banking) (1983-1985) and an Executive Vice President of Continental Bank N.A. (1951-
1982). Mr. Baker is a director of The Midland Co., Reliance Group Holdings, Inc., Reliance Insurance Co. and W. W. Grainger, Inc.

  WILLIAM C. BARTHOLOMAY is President of Near North National Group, Chicago, Illinois (insurance brokers) and Chairman of the Board of the Atlanta Braves (National League Baseball). He also served as Vice Chairman of the Board of Directors of Turner Broadcasting System, Inc., Atlanta, Georgia (1976-1992) and was re-elected as Vice Chairman in April 1994. Mr. Bartholomay served as a director of Turner Broadcasting System, Inc. (1976-April 1994). He also served as Vice Chairman of the Board of Frank B. Hall & Co. Inc. (1974-1990).

  WILLIAM E. MCKENNA has served as a General Partner of MCK Investment Company, Beverly Hills, California for in excess of five years. He also is a director of California Amplifier, Inc., Calprop Corporation, Drexler Technology Corporation and Safeguard Health Enterprises, Inc.

  HARVEY REICH has been a member of the law firm of Robinson Brog Leinwand Reich Genovese & Gluck, P.C., New York, New York and its predecessor firms for in excess of five years.

  IRA S. SHEINFELD was elected a director of the Company on August 23, 1993. He has been a member of the law firm of Squadron, Ellenoff, Plesent, & Sheinfeld LLP, New York, New York, for in excess of five years.

  (b) Identification of Executive Officers. Unless otherwise indicated below, the following officers were elected to serve until the 1996 Annual Meeting of the Board of Directors and until their respective successors are duly elected and qualify.


             NAME                  AGE                            POSITION
     --------------------------------------------------------------------------------
      Louis J. Nicastro            67                  Chairman of the Board of
                                                       Directors and Co-CEO
     --------------------------------------------------------------------------------
      Neil D. Nicastro             38                  President, Co-CEO and Chief
                                                       Operating Officer
     --------------------------------------------------------------------------------
      Harold H. Bach, Jr.          63                  Vice President--Finance,
                                                       Treasurer, Chief Financial and
                                                       Chief Accounting Officer
     --------------------------------------------------------------------------------
      Barbara M. Norman            57                  Vice President, Secretary and
                                                       General Counsel


  The principal occupation or employment of Messrs. L.J. and N.D. Nicastro during the last five years is set forth in Item 10(a) above.

  Mr. Bach served as Secretary of the Company from July 5, 1990 to June 15, 1992. He assumed the positions of Treasurer effective September 13, 1994 and Vice President--Finance, Chief Financial and Chief Accounting Officer effective September 30, 1990. Prior to joining the Company, Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-
1989).

  Ms. Norman was elected Vice President, Secretary and General Counsel of the Company on June 15, 1992. Prior thereto she was associated with the law firm of Whitman & Ransom, New York, New York (1990-1992) and served the Company as Vice President, Secretary and General Counsel (1986-1990).

ITEM 11. EXECUTIVE COMPENSATION.

  The Summary Compensation Table below sets forth the cash compensation paid by the Company and its subsidiaries for service in all capacities during the fiscal years ended June 30, 1995, 1994 and 1993 to each of the Company's executive officers who served during such periods and whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                     LONG TERM
                                                       COMP.
                        ANNUAL COMPENSATION            AWARDS
   NAME AND     ------------------------------------ ----------
   PRINCIPAL                                         SECURITIES
  POSITION AS                         OTHER ANNUAL   UNDERLYING    ALL OTHER
      OF             SALARY   BONUS  COMPENSATION(1)  OPTIONS   COMPENSATION(2)
   06/30/95     YEAR   ($)     ($)         ($)          (#)           ($)
-------------------------------------------------------------------------------
      (A)        (B)   (C)     (D)         (E)           (G)          (I)
-------------------------------------------------------------------------------
  Louis J.      1995 682,500 300,000      4,775          --         409,784
  Nicastro      1994 682,500 600,000      4,173       500,000       327,252
  Chairman of   1993 682,500 600,000       --            --         327,252
  the
  Board & Co-
  CEO
-------------------------------------------------------------------------------
  Neil D.       1995 532,500 489,100       --            --          35,762
  Nicastro      1994 532,500 741,600       --         700,000        35,742
  President,    1993 382,500 750,000       --            --          24,992
  Co-CEO
  & COO
-------------------------------------------------------------------------------
  Harold H.     1995 250,000  67,800       --            --           --
  Bach, Jr.     1994 250,000 100,000       --          75,000         --
  Vice          1993 200,000 100,000       --            --           --
  President--
  Finance,
  Treasurer,
  CFO/CAO
-------------------------------------------------------------------------------
  Barbara M.    1995 150,000  27,200       --            --           --
  Norman        1994 150,000  40,000       --          75,000         --
  Vice          1993 140,000  40,000       --            --           --
  President,
  Secretary &
  General
  Counsel


COLUMN (F) "Restricted Stock" has been omitted since the Company has not awarded any restricted stock during the last three fiscal years and there was no restricted stock held by executive officers.
COLUMN (H) "Long-term Incentive Plans Payout" has been omitted as not applicable.

(1) Amounts shown for Mr. L.J. Nicastro include $4,775 for fiscal 1995 and $4,173 for fiscal 1994 for tax gross ups.
(2) Amounts shown include accrual for contractual retirement benefits for Mr. L.J. Nicastro. Amounts shown for Mr. N.D. Nicastro include for fiscal 1995, 1994 and 1993 insurance premiums of $662, $642, and $631, respectively, and for fiscal 1995, 1994 and 1993, accrual for contractual retirement benefits of $35,100, $35,100, and $24,361, respectively.

                       OPTION GRANTS IN LAST FISCAL YEAR

  No options were granted during fiscal year ended June 30, 1995 to the named executives.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL-YEAR-END OPTION VALUES


                                                                                   VALUE OF UNEXERCISED
                                                        NUMBER OF SECURITIES           IN-THE-MONEY
                                           VALUE   UNDERLYING UNEXERCISED OPTIONS OPTIONS AT 6/30/95 ($)
                       SHARES ACQUIRED ON REALIZED AT 6/30/95 (#) EXERCISABLE(E)      EXERCISABLE(E)
         NAME             EXERCISE (#)      ($)         UNEXERCISABLE(U)(1)          UNEXERCISABLE(U)
--------------------------------------------------------------------------------------------------------
          (a)                 (b)           (c)                 (d)                        (e)
--------------------------------------------------------------------------------------------------------
  Louis J. Nicastro           -0-           -0-              500,000(U)                     -0-(U)
--------------------------------------------------------------------------------------------------------
  Neil D. Nicastro            -0-           -0-              100,000(E)                   6,500(E)
                                                             200,000(U)                 475,000(U)
                                                             500,000(U)                     -0-(U)
--------------------------------------------------------------------------------------------------------
  Harold H. Bach, Jr.         -0-           -0-               75,000(U)                     -0-(U)
--------------------------------------------------------------------------------------------------------
  Barbara M. Norman           -0-           -0-               75,000(U)                     -0-(U)

(1) Notwithstanding that, as set forth in the footnotes to the tables in Items 10, 11 and 12, Target Price Options are deemed to be beneficially owned pursuant to Rule 13d-3(d)(1) of the Exchange Act, Target Price Options are reported in the above table as "Unexercisable."

COMPENSATION OF DIRECTORS

  The Company pays a fee of $40,000 per annum to each director who is not also an employee of the Company or its subsidiaries. Each such director who serves as the chairman of any committee of the Board of Directors receives a further fee of $5,000 per annum for his services in such capacity and each member of the Company's Audit and Ethics Committee receives an additional fee of $5,000 per annum.

  During the 1995 fiscal year, each non-employee director of the Company's 95%- owned subsidiary Posadas de Puerto Rico (which includes Messrs. Bartholomay, Menell and Reich) also received an annual fee of $10,000 for services as a director and, for those non-employee directors who serve as a member of the Audit, Ethics and Compensation Committee of such subsidiary's Board of Directors (which includes Messrs. Bartholomay and Reich), a further fee of $12,500 was paid. During the 1995 fiscal year, each non-employee director of the Company's 62%-owned subsidiary Williams Hospitality (which includes Messrs. Baker, McKenna and Menell) also received an annual fee of $22,500 for services as a director.

  The Company's 1991, 1993 and 1994 Stock Option Plans (the "Option Plans") provide for the issuance of shares of Common Stock of the Company pursuant to stock options which may be granted to non-employee directors of the Company at not less than 100% of the fair market value of such shares on the date of grant. Under the terms of the 1991 and 1993 Option Plans, non-qualified stock options may be granted to non-employee directors pursuant to the following formula--upon the date of adoption of the Plan by the Board of Directors and on each anniversary thereof, each non-employee director of the Company is entitled to receive a non-qualified option to purchase, at 100% of the fair market value of the Company's Common Stock on such date, such shares of the Company's Common Stock as shall be determined by multiplying (a) in the case of the 1991 Stock Option Plan, 4,000 times the number of years he or she has served on the Board of Directors (subject to a maximum of 30,000 shares); and (b) in the case of the 1993 Stock Option Plan, 10,000 times the number of years he or she has served on the Board of Directors or as a consultant or adviser (subject to a maximum of 50,000 shares). Upon adoption of the 1991 Stock Option Plan, the following non-employee directors became entitled to and were granted non-qualified stock options to purchase 30,000 shares each of the Company's Common Stock at a purchase price of $7.31--Messrs. Baker, Bartholomay, McKenna and Reich. On September 6, 1994, Mr. I.S. Sheinfeld was granted a non-qualified option to purchase 4,000 shares at a price of $19.125 per share pursuant to the formula established in the 1991 Option Plan. Upon adoption of the 1993 Stock Option Plan, the following non-employee directors became entitled to and were granted non-qualified stock options to purchase 50,000 shares each of the Company's Common Stock at a purchase price of $26.875 each--Messrs. Baker, Bartholomay, McKenna, Menell, Reich and Sheinfeld. Options granted under the 1993 Stock Option Plan require that the Company's Common Stock attain a market price of $35.00 per share prior to exercise.

  Directors also are entitled to participate at the Company's expense in a medical reimbursement plan which is supplementary to the primary medical insurance maintained by such individual.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  During the last fiscal year, Mr. William C. Bartholomay served as Chairman of the Company's Compensation Committee and Mr. William E. McKenna served as the sole additional member, neither of whom are employees or officers of the Company or any of its subsidiaries or had any relationship requiring disclosure herein by the Company.

EMPLOYMENT CONTRACTS

  Mr. L. J. Nicastro is employed under the terms of an Amended and Restated Employment Agreement dated October 27, 1994, which expires July 31, 1999, subject to automatic one-year extensions thereafter unless notice has been given six months prior to any termination date. The agreement provides for salaried compensation at the rate of $682,500 per annum, or such greater amount as may be determined by the Board of Directors. Upon Mr. Nicastro's retirement date of July 31, 1999 ("Retirement Date"), or in the event Mr. Nicastro becomes disabled, the Company is required to pay Mr. Nicastro until his death an annual benefit equal to one-half of the aggregate annual base salary being paid to him at the time of such occurrence, but in no event less than $341,250 per year payable in monthly installments. Such benefit (to the extent not previously vested) vests ratably during the period October 27, 1994 through July 31, 1999 (or such earlier date as Mr. Nicastro's employment may terminate by reason of the Company's violation of the agreement or the occurrence of a change-in-control of the Company). The vested amount of such retirement or disability benefit is payable notwithstanding Mr. Nicastro's termination of employment for any reason, provided, he is not in material breach of the terms of the agreement and, upon his death, is payable to his designee or estate. Upon Mr. Nicastro's death whether during the term of his employment or after his Retirement Date, the Company shall pay in monthly installments to his designee or estate for a period of fifteen years thereafter, an annual benefit equal to one-half of the amount of the annual base salary paid to him on his date of death if such death occurs during his employment or the amount of his retirement benefit but no less than $341,250 per annum.

  Mr. N. D. Nicastro is employed under the terms of a Second Amended and Restated Employment Agreement dated October 12, 1993. The Agreement provides for salaried compensation at the rate of $532,500 per annum, or such greater amount as may be determined by the Board of Directors, bonus compensation of two percent of the pre-tax income of the Company between the amounts of $10,000,000 and $50,000,000 and $1,000,000 of life insurance coverage in addition to the standard amount provided to Company employees. The agreement expires December 31, 2000, subject to automatic extensions in order that the term of Mr. Nicastro's employment shall at no time be less than three years. Upon Mr. Nicastro's retirement or death and for a period of five years thereafter, the Company is required to pay to Mr. Nicastro or his designee, or if no designation is made, to his estate, for a period equal to the greater of the balance of the remaining term of the agreement or five years, an annual benefit equal to one-half of the annual base salary being paid to him on such retirement or death, as the case may be, but in no event less than $266,250 per year. Such benefits are payable notwithstanding Mr. Nicastro's termination of employment for any reason.

  The employment agreements of Messrs. L. J. Nicastro and N. D. Nicastro provide for full participation by each executive in all benefit plans available to senior executives and for reimbursement of all medical and dental expenses incurred by each such officer or his spouse and, in the case of Mr. N. D. Nicastro, incurred by his children under the age of twenty-one. Each agreement provides for full compensation during periods of illness or incapacity; however, the Company may give thirty-day notice of termination if such illness or incapacity disables such officer from performing his duties for a period of more than six months. Such termination notice becomes effective if full performance is not resumed within thirty days of such notice and maintained for a period of two months thereafter. Each of the employment agreements may be terminated at the election of the officer upon the occurrence without his consent or acquiescence of any one or more of the following events: (i) the placement of such officer in a position of lesser stature or the assignment to such officer of duties, performance requirements or working conditions significantly different from or at variance with those presently in effect; (ii) the treatment of such officer in a manner which is in derogation of his status as a senior executive; (iii) the cessation of service of such officer as a member of the Board of Directors of the Company; (iv) the discontinuance or reduction of amounts payable or personal benefits available to such officer pursuant to such agreements; or (v) such officer is required to work outside his agreed upon metropolitan area. In any such event, and in the event the Company is deemed to have wrongfully terminated such individual's employment agreement under the terms thereof, the Company is obligated (a) to make a lump sum payment to such officer equal in amount to the sum of the aggregate base salary during the remaining term of such agreement (but in no event less than three times the highest base salary payable to him during the one-year period prior to such event), the bonus (assuming all objectives for payment had been met) and the retirement benefit (assuming the date of termination were the Retirement Date and, in the case of Mr. L.J. Nicastro, assuming the lump sum payment in respect of retirement benefits is ten times his annual benefit) otherwise payable under the terms of the employment agreement and (b) to purchase at the election of such officer all stock options held by him with respect to the Company's Common Stock at a price equal to the spread between the option price and the fair market price of such stock as defined in the agreement. Each of the employment agreements may also be terminated at the election of the officer if individuals who presently constitute the Board of Directors, or successors approved by such Board members, cease for any reason to constitute at least a majority of the Board. Upon such an event, the Company may be required to purchase the stock options held by such officers and make payments similar to those described above.

RETIREMENT PLANS

  Under the Company's noncontributory pension plan for salaried employees of the Company and its wholly-owned subsidiaries, the amount of monthly benefits payable upon attainment of normal retirement age (assumed to be 65) are computed as follows: $50.00 plus $7.50 per year of credited service to a maximum of 30 years' credited service. Under this plan an employee's benefits vest after five years of service. The estimated annual benefit payable upon retirement to each officer listed in the Summary Compensation Table who is entitled to such benefit, assuming continued employment and retirement at age 65, is as follows: Mr. L. J. Nicastro $1,786; Mr. N. D. Nicastro $1,500; Mr. H.
H. Bach, Jr. $690; and, for all executive officers as a group, $3,976. The plan was amended effective September 1, 1990, to discontinue on that date the acceptance of new participants in the plan and on December 31, 1991 to discontinue the accrual of future benefits.

TREASURY SHARE BONUS PLAN

  On April 19, 1993, the Board of Directors adopted a Treasury Share Bonus Plan for key employees (the "Bonus Plan"). The shares of Common Stock allocated to the Bonus Plan consist as of the close of the 1995 fiscal year of 56,312 shares of the Company's Common Stock. Awards are made at no direct cost to the employees selected by management for awards and vest on dates selected in the discretion of management. Unvested portions of awards are forfeited upon the termination of employment by award recipients for any reason other than death, in which event, shares representing the remaining portion of any award are to be issued to the executor or administrator of the employee's estate. During the 1995 fiscal year, no additional shares were awarded under the Bonus Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING PROXY AGREEMENT

  In order for the Company to be permitted to manufacture and sell slot machines in Nevada, the Company and certain of its subsidiaries and Mr. Louis
J. Nicastro and Mr. Neil D. Nicastro were required to be licensed or found suitable and have been licensed or found suitable by the Nevada State Gaming Control Board and the Nevada Gaming Commission (the "Nevada Gaming Authorities"), as applicable, as a registered publicly traded corporation, as registered holding companies, for licensure as a manufacturer and distributor of gaming devices and as directors, officers and stockholders of such entities, as applicable. Under applicable Nevada law and administrative procedure, as a greater than 10% stockholder of the Company, Mr. Sumner M. Redstone ("SMR") was required to apply and has an application pending with the Nevada Gaming Authorities for a finding of suitability as a stockholder of the Company. Pending completion of the processing of SMR's application, SMR and National Amusements, Inc. ("NAI") have voluntarily granted to Mr. Louis J. Nicastro and, if he is unable to perform his duties under the Proxy Agreement (as defined herein), Mr. Neil D. Nicastro, individually, a voting proxy for all of the shares of Common Stock which they own beneficially or of record.

  On September 21, 1995, Mr. Louis J. Nicastro and Mr. Neil D. Nicastro entered into a Voting Proxy Agreement (the "Proxy Agreement") with the Company, SMR and NAI, pursuant to which Mr. Louis J. Nicastro and, if he is unable to perform his duties under the Proxy Agreement, Mr. Neil D. Nicastro have been appointed, individually, as proxy holder with full power of substitution during and for the term of the voting proxy, to vote all shares of the Company's Common Stock as the proxy of SMR and NAI at any annual, special or adjourned meeting of the stockholders of the Company, including the right to execute consents, certificates or other documents relating to the Company that the law of the State of Delaware may permit or require on any and all matters which may be presented to the stockholders of the Company. The term of the Proxy Agreement is for 10 years commencing August 25, 1995, unless sooner terminated upon 30 days written notice. The Proxy Agreement will be deemed terminated as to any subject matter that will be presented for approval, consent or ratification to the stockholders of the Company if the Company fails to give SMR and NAI 45 days notice of such subject matter. The Proxy Agreement will also terminate if SMR and NAI are found suitable as stockholders of the Company by the Nevada Gaming Authorities or are no longer subject to the provisions of Nevada gaming laws applicable to holders of more than 10% of the Company's Common Stock. The Proxy Agreement is not applicable to any shares of the Company's Common Stock sold or otherwise disposed of by SMR or NAI to any person who is not an affiliate of SMR or NAI. SMR and NAI have agreed to give notice of any sale or disposition to the Chairman of the Nevada State Gaming Control Board within 10 days after such sale or disposition. The Proxy Agreement was entered into to assure that the passive investment position of SMR and NAI relative to the Company will not change without prior notification to the Nevada Gaming Authorities.

  The following table sets forth certain information as of August 31, 1995 (except as otherwise footnoted below) with respect to persons known to be the beneficial owner of more than five percent of the Company's Common Stock. Security ownership of management is set forth under the heading "Identification of Directors" in Item 10(a) above as supplemented by footnote 9 below.

                                                       AMOUNT AND NATURE
                                                              OF
                 NAME AND ADDRESS OF                      BENEFICIAL      PERCENTAGE OF OUTSTANDING
                   BENEFICIAL OWNER                        OWNERSHIP           COMMON STOCK(1)
---------------------------------------------------------------------------------------------------
  Sumner M. Redstone and                              5,929,100 shares(2)           24.6%
  National Amusements, Inc.
   200 Elm Street
   Dedham, MA 02026
---------------------------------------------------------------------------------------------------
  Neil D. Nicastro                                    6,781,100(3)                  27.2%
   WMS Industries Inc.
   3401 North California Avenue
   Chicago, IL 60618
---------------------------------------------------------------------------------------------------
  Louis J. Nicastro                                   6,433,732(4)                  26.1%
   WMS Industries Inc.
   3401 North California Avenue
   Chicago, IL 60618
---------------------------------------------------------------------------------------------------
  The Capital Group Companies, Inc.                   1,875,000(5)                  7.78%
  and Capital Research and Management Company
   333 South Hope St.
   Los Angeles, CA 90071
---------------------------------------------------------------------------------------------------
  State of Wisconsin Investment Board                 1,502,000(6)                  6.23%
   P.O. Box 7842
   Madison, WI 53707
---------------------------------------------------------------------------------------------------
  Directors and officers as a group (eleven persons)  7,927,390 shares(7)           30.5%(8)


FOOTNOTES TO SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
TABLE:
(1) Each beneficial owner's percentage holdings have been calculated assuming full exercise of stock options, if any, exercisable by such holder within 60 days of August 31, 1995.
(2) The number of shares reported is based upon information contained in Amendment No. 18, dated October 8, 1993, to the Schedule 13D filed by Mr. Sumner M. Redstone with the Securities and Exchange Commission and the Proxy Agreement. Pursuant to such Schedule, Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported beneficial ownership of and sole voting and investment power with respect to 3,033,800 and 2,895,300 shares, respectively, of the Common Stock and that Mr. Redstone is the beneficial owner of 66 2/3% of the issued and outstanding shares of the common stock of National Amusements, Inc. Pursuant to the Proxy Agreement, Mr. Redstone transferred voting power with respect to the 5,929,100 shares of Common Stock which he beneficially owns to Messrs. L.J. and N.D. Nicastro, see "Voting Proxy Agreement" above.
(3) The number of shares reported as beneficially owned includes 5,929,100 owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 852,000 shares for which the reporting person has sole voting and sole dispositive power, 800,000 of which may be acquired pursuant to stock options within 60 days of August 31, 1995, 500,000 of such options being Target Price Options. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.
(4) The number of shares reported as beneficially owned includes 5,929,100 owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 500,000 shares for which the reporting person has sole voting and sole dispositive power, all of which may be acquired pursuant to Target Price Options within 60 days of August 31, 1995. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.
(5) The number of shares reported is based upon information contained in a
    Schedule 13G dated February 8, 1995 filed with the Securities and Exchange Commission by The Capital Group Companies, Inc. ("CGC"). Pursuant to such
    Schedule 13G and accompanying documentation, CGC reported that Capital Research and Management Company, an Investment Adviser registered under
    Section 203 of the Investment Advisers Act of 1940, and Capital Guardian Trust Company, a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, wholly-owned subsidiaries of CGC, exercised as of December 31, 1994, investment discretion with respect to 1,300,000 and 575,000 shares, respectively, or a combined total of 7.78% of the Company's Common Stock which was owned by various institutional investors at that time.
(6) The number of shares reported is based upon information contained in a
    Schedule 13G dated February 13, 1995 filed with the Securities and Exchange Commission by the State of Wisconsin Investment Brand ("SWIB"), a governmental agency which manages public pension funds subject to provisions comparable to ERISA. The SWIB reported it had sole voting and dispositive power with respect to 1,502,000 shares of the Company's Common Stock.
(7) Includes 1,899,000 shares of Common Stock which directors and executive officers have the right to acquire upon the exercise of stock options within 60 days of August 31, 1995, 1,550,000 of which are Target Price Options. Additionally, includes 5,929,100 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. with respect to which Mr. Louis J. Nicastro and Mr. Neil D. Nicastro both have shared voting power but no dispositive power. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.
(8) For purposes of this calculation, the 5,929,100 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. with respect to which Mr. Louis J. Nicastro and Mr. Neil D. Nicastro have shared voting power but no dispositive power have only been counted once. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.
(9) As of August 31, 1995, Mr. Bach, Vice President--Finance and Treasurer and Ms. Norman, Vice President and Secretary of the Corporation, were deemed to own 77,000 and 90,000 shares, respectively, of the Company's Common Stock. In each instance, 75,000 of such shares are held as stock options which require that the Company's Common Stock attain a market price of $35.00 per share prior to exercise. Each such holding represents less than 1% of the outstanding shares of the Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN BUSINESS RELATIONSHIPS

  Mr. Ira S. Sheinfeld is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP which the Company has retained to provide tax services during the last fiscal year and proposes to retain for such services during the current fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) (1) Financial Statements of Registrant.

  All financial statements of the Registrant required to be disclosed in this
Item 14(a)(1) appear in the Financial Statements in the 1995 Annual Report. Such Financial Statements are incorporated by reference herein.

  (2) Financial Statement Schedule of Registrant. See "Index to Financial Information" on page F-1.

  (3) Exhibits.


       *3(a)   Amended and Restated Certificate of Incorporation of the
               Registrant dated February 17, 1987; Certificate of Amend-ment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit
               3(a) to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 (the "1994 10-K").
       *3(b) By-Laws of the Registrant, as amended and restated through December 16, 1986, incorporated by reference to Exhibit
               3(b) to the 1994 10-K.
       *4(a) Specimen of Common Stock certificate, incorporated by ref-erence to Exhibit 4(a) to the 1994 10-K.
       *4(b)   Specimen 5 3/4% Convertible Subordinated Debenture Due
               2002, incorporated by reference to Exhibit 4(b) to the 1994 10-K.
       *4(c) Form of Indenture dated as of December 1, 1992 between the Registrant and United States Trust Company of New York, as
               Trustee, incorporated by reference to Exhibit 4(c) to the 1994 10-K.
      *10(a)   Amended and Restated Employment Agreement dated October
               27, 1994 between the Registrant and Louis J. Nicastro, in-corporated by reference to Exhibit (a) to Registrant's
               Quarterly Report on Form 10-Q for the fiscal quarter ended
               December 31, 1994.
      *10(b) Second Amended and Restated Employment Agreement dated as of October 12, 1993, between the Registrant and Neil D.
               Nicastro, incorporated by reference to Exhibit (a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.
      *10(c) Second Amendment and Restatement of the Registrant's Pen-sion Plan for Salaried Employees adopted June 24, 1986 and
               Amendment Nos. 1 to 5 thereof, incorporated by reference to Exhibit 10(c) to the 1994 10-K.
      *10(d)   Second Amended and Restated Williams Electronics Games,
               Inc. Group Annuity Plan for Hourly Employees (effective as of January 1, 1987), incorporated by reference to Exhibit
               10(f) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988.
      *10(e)   1982 Employee Stock Option Plan as amended, incorporated
               by reference to Exhibit 10(e) to the 1994 10-K.
      *10(f)   1991 Stock Option Plan as amended, incorporated by refer-
               ence to Exhibit 10(f) to the 1994 10-K.
      *10(g) 1993 Stock Option Plan, incorporated by reference to Ex-hibit 10(g) to the 1994 10-K.


      *10(h) 1994 Stock Option Plan, incorporated by reference to Ap-pendix A to the Registrant's Definitive Proxy Statement dated December 12, 1994.
      *10(i)   Credit Agreement dated as of April 21, 1994 between WMS
               Industries Inc. and Bank of America (formerly known as
               Continental Bank N.A.), incorporated by reference to Ex-hibit 10(h) to the 1994 10-K.
      *10(j)   Joint Venture Agreement ("Posadas JVA") dated July 26,
               1984 between ESJ Hotel Corporation, Great American Indus-tries, Inc., IHS Associates, Ltd., MILTK, Inc., Midwest
               Property Corp. and MILTK Associates, as amended, incorpo-rated by reference to Exhibit 10(i) to the 1994 10-K.
      *10(k) Credit Agreement between Posadas de San Juan Associates and the Bank of Nova Scotia dated January 20, 1993, with respect to $34,000,000 refinancing, incorporated by refer-ence to Exhibit 10(w) to Registrant's Annual Report on
               Form 10-K for the fiscal year ended June 30, 1993 (the
               "1993 10-K").
      *10(l) Form of Indemnity Agreement authorized to be entered into between the Company and each officer and director approved by the Board of Directors, incorporated by reference to
               Exhibit 10(k) to the 1994 10-K.
      *10(m) Operating Credit and Term Loan Agreement between Posadas de Puerto Rico Associates, Incorporated and Scotiabank de
               Puerto Rico dated August 30, 1988, as amended, with re-spect to $35,500,000 financing, incorporated by reference to Exhibit 10(l) to the 1994 10-K.
      *10(n) WKA El Con Associates Joint Venture Agreement dated Janu-ary 9, 1990, by and among WMS El Con Corp., International
               Textile Products of Puerto Rico, Inc., KMA Associates of
               Puerto Rico and Hospitality Investment Group, S.E., incor-porated by reference to Registrant's Annual Report on Form
               10-K for the fiscal year ended June 30, 1990.
      *10(o)   First and Second Amendments to the WKA El Con Associates
               Joint Venture Agreement dated January 31, 1990 and January
               18, 1991 incorporated by reference to Exhibit 10(gg) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991.
      *10(p)   WMS Industries Inc. 401(k) Retirement Savings Plan for
               Non-Union Employees adopted January 1, 1992, incorporated by reference to Exhibit 10(cc) to the Form 10-K for the fiscal year ended June 30, 1992 (the "1992 10-K").
      *10(q)   Williams Innovative Technologies, Inc. 401(k) Retirement
               Savings Plan (Union Employees) adopted January 1, 1992, incorporated by reference to Exhibit 10(dd) to the 1992
               10-K.
      *10(r)   WMS Industries Inc. Treasury Share Bonus Plan adopted
               April 19, 1993, incorporated by reference to Exhibit
               10(ee) to the 1993 10-K.
      *10(s)   Asset Purchase Agreement dated April 4, 1994 among
               Tradewest, Inc., Tradewest International, Inc., Williams
               Entertainment Inc., Leland P. Cook, Byron C. Cook and John
               R. Rowe and WMS Industries Inc. and Asset Purchase Agree-ment dated April 4, 1994 among the Leland Corporation,
               Williams Entertainment Inc., Leland P. Cook, Byron C. Cook and John R. Rowe and WMS Industries Inc., incorporated by reference to Exhibits 2(a) and 2(b), respectively, to Reg-istrant's Form 8-K Report filed May 7, 1994 and Amendment
               No. 1 thereto filed July 14, 1994.
     **10(t) Agreement and Plan of Merger dated as of June 21, 1995, as amended July 27, 1995, by and between the Registrant and Bally Gaming International, Inc.


     **10(u)   Voting Proxy Agreement dated September 21, 1995 among
               Louis J. Nicastro, Neil D. Nicastro, the Registrant, Sum-
               ner M. Redstone and National Amusements, Inc.
     **13      1995 Annual Report to Stockholders
     **21      Subsidiaries of the Registrant
     **23      Consent of Ernst & Young LLP

--------
   *Incorporated by reference
  **Filed herewith

  (b) Reports on Form 8-K.

  None

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 19TH DAY OF SEPTEMBER, 1995.

                                          WMS Industries Inc.

                                                   /s/ Louis J. Nicastro
                                          By: _________________________________
                                                    (Louis J. Nicastro)
                                                 Chairman of the Board of
                                              Directorsand Co-Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN DULY SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ Louis J. Nicastro         Chairman of the Board of      September 19, 1995
____________________________________   Directors and Co-Chief
        (Louis J. Nicastro)            Executive Officer
                                       (Principal Executive
                                       Officer)


        /s/ Neil D. Nicastro         President, Co-Chief           September 19, 1995
____________________________________   Executive Officer, Chief
         (Neil D. Nicastro)            Operating Officer and
                                       Director

      /s/ Harold H. Bach, Jr.        Vice President--Finance and   September 19, 1995
____________________________________   Treasurer (Principal
       (Harold H. Bach, Jr.)           Financial and Principal
                                       Accounting Officer)

        /s/ Norman J. Menell         Vice Chairman of the Board    September 19, 1995
____________________________________   of Directors
         (Norman J. Menell)

        /s/ George R. Baker          Director                      September 19, 1995
____________________________________
         (George R. Baker)

     /s/ William C. Bartholomay      Director                      September 19, 1995
____________________________________
      (William C. Bartholomay)

       /s/ Kenneth J. Fedesna        Director                      September 19, 1995
____________________________________
        (Kenneth J. Fedesna)

       /s/ William E. McKenna        Director                      September 19, 1995
____________________________________
        (William E. McKenna)

          /s/ Harvey Reich           Director                      September 19, 1995
____________________________________
           (Harvey Reich)

        /s/ Ira S. Sheinfeld         Director                      September 19, 1995
____________________________________
         (Ira S. Sheinfeld)

                              WMS INDUSTRIES INC.

                         INDEX TO FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of independent auditors........................................   F-2
Consolidated balance sheets at June 30, 1995 and June 30, 1994........    *
Consolidated statements of income for the years ended June 30, 1995,
 1994 and 1993........................................................    *
Consolidated statements of changes in stockholders' equity for the
 years ended June 30, 1995, 1994 and 1993.............................    *
Consolidated statements of cash flows for the years ended June 30,
 1995, 1994 and 1993..................................................    *
Notes to consolidated financial statements............................    *
Financial statement schedule VIII--Valuation and qualifying accounts
 for the years ended June 30, 1995, 1994 and 1993.....................   F-3

--------
   * Incorporated by reference to the 1995 Annual Report filed as Exhibit 13 to this Form 10-K

  All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
WMS Industries Inc.

  We have audited the consolidated financial statements of WMS Industries Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of WMS Industries Inc. for the year ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. and subsidiaries at June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

August 31, 1995

                                                                   SCHEDULE VIII

                              WMS INDUSTRIES INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                            COLUMN C
        COLUMN A          COLUMN B         ADDITIONS          COLUMN D    COLUMN E
        --------         ----------- ----------------------  ----------- -----------
                         BALANCE AT  CHARGED TO CHARGED TO   DEDUCTIONS- BALANCE AT
                          BEGINNING  COSTS AND     OTHER       AMOUNTS     END OF
      DESCRIPTION         OF PERIOD   EXPENSES   ACCOUNTS    WRITTEN OFF   PERIOD
      -----------        ----------  ---------- ----------   ----------- ----------     ---
Allowance for
 receivables:
  1995.................. $ 1,255,000 $5,135,000 $       --   $4,476,000  $ 1,914,000
                         =========== ========== ===========  ==========  ===========
  1994.................. $ 1,373,000 $2,015,000 $       --   $2,133,000  $ 1,255,000
                         =========== ========== ===========  ==========  ===========
  1993.................. $ 1,607,000 $1,523,000 $       --   $1,757,000  $ 1,373,000
                         =========== ========== ===========  ==========  ===========
Unrealized holding loss
 on noncurrent
 marketable equity
 securities:
  1995.................. $12,258,000 $      --  $(7,687,000) $      --   $ 4,571,000(1)
                         =========== ========== ===========  ==========  ===========
  1994.................. $       --  $      --  $12,258,000  $      --   $12,258,000(1)
                         =========== ========== ===========  ==========  ===========

--------
(1) Included as a direct reduction of stockholders' equity.