Form 10-Q
period 1995-09-30
WMS INDUSTRIES INC /DE/
filed 1995-11-14
CIK 350077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ----------

                                 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1995
                                -----------------------------------------------


                         Commission file number 1-8300
                                                ------


                              WMS INDUSTRIES INC.
                     ------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

                Delaware                              36-2814522
-------------------------------------------------------------------------------
     (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation or Organization)


3401 North California Ave., Chicago, IL                 60618
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code  (312) 961-1000
                                                    ---------------------------


                                    N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,124,300 shares of common stock, $.50 par value, were outstanding at October 31, 1995 after deducting 56,312 shares held as treasury shares.

                              WMS INDUSTRIES INC.

                                 ------------

                                     INDEX

                                                                    PAGE NO
                                                                    -------
PART I.  FINANCIAL INFORMATION:
-------

  ITEM 1.    Financial Statements:
  -------
             Condensed Consolidated Statements of Income -
             Three months ended September 30, 1995 and 1994........     2

             Condensed Consolidated Balance Sheets -
             September 30, 1995 and June 30, 1995..................   3-4

             Condensed Consolidated Statements of Cash Flows -
             Three months ended September 30, 1995 and 1994........     5

             Notes to Condensed Consolidated Financial Statements..   6-7

  ITEM 2.    Management's Discussion and Analysis of Financial
  -------     Condition and Results of Operations..................  8-10



PART II.  OTHER INFORMATION:
--------

  ITEM 6.(A) Exhibits..............................................    11
  ----------


SIGNATURE    ......................................................    12

                              WMS INDUSTRIES INC.
                                 -------------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                      Three months ended
                                                                        September 30,
                                                                      ------------------
                                                                       1995       1994
                                                                      -------    -------
REVENUES:
 Net sales - amusement games........................................  $84,240    $66,886
 Management fees - Williams Hospitality.............................    2,144      2,266

 Condado Plaza hotel/casino:
  Casino............................................................    4,927      6,320
  Casino promotional allowances.....................................   (1,820)    (1,282)
  Rooms.............................................................    5,166      4,976
  Food and beverage.................................................    2,272      2,458
  Other.............................................................      715        763
                                                                      -------    -------
                                                                       11,260     13,235
                                                                      -------    -------
Total revenues......................................................   97,644     82,387
COSTS AND EXPENSES:
  Cost of sales (excluding depreciation) - amusement games..........   64,021     53,507
  Williams Hospitality operating expenses (excluding depreciation)..    1,067      1,260
  Condado Plaza operating expenses (excluding depreciation):
   Casino...........................................................    2,902      3,598
   Rooms............................................................    2,095      2,294
   Food and beverage................................................    2,283      2,419
   Other............................................................    1,252      1,903
                                                                      -------    -------
                                                                        8,532     10,214


 Selling and administrative.........................................   16,600     12,395
 Depreciation and amortization......................................    3,141      2,713
 Equity in loss of nonconsolidated affiliates.......................    2,087      2,074
                                                                      -------    -------
Total costs and expenses............................................   95,448     82,163
                                                                      -------    -------
Income from operations..............................................    2,196        224
Interest and other income...........................................    1,508      1,350
Interest expense....................................................   (1,797)    (1,912)
                                                                      -------    -------
Income (loss) before tax provision and minority interests...........    1,907       (338)
Provision for income taxes..........................................   (1,341)      (465)
Minority interests in income........................................     (298)      (270)
                                                                      -------    -------
Net income (loss)...................................................  $   268    $(1,073)
                                                                      =======    =======

Net income (loss) per share of common stock.........................     $.01      $(.04)
                                                                      =======    =======

Shares used in calculating per share amounts........................   24,109     24,098
                                                                      =======    =======

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 -------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                     September 30,  June 30,
                                                         1995         1995
                                                     -------------  --------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents........................    $ 66,370     $ 45,964
  Short-term investments...........................           -       47,863
  Receivables, net of $3,161 and $1,914 allowance..      88,500       57,919
  Receivables from nonconsolidated affiliates......       3,351        3,376
  Inventories, at lower of cost (Fifo) or market:
   Raw materials and work in progress..............      37,256       36,667
   Finished goods..................................      21,545        5,221
                                                       --------     --------
                                                         58,801       41,888
  Other current assets.............................       5,347        6,218
                                                       --------     --------
   Total current assets............................     222,369      203,228

Investments in, receivables and advances to
 nonconsolidated affiliates........................      24,542       26,320

Investment in marketable equity securities.........      24,875       23,187


Property, plant and equipment......................     137,701      133,564
Less accumulated depreciation......................     (54,934)     (52,370)
                                                       --------     --------
                                                         82,767       81,194

Excess of purchase cost over amount assigned to net
 assets acquired, net of accumulated amortization
 of $4,014 and $3,740..............................      19,835       20,109


Other assets.......................................      34,299       32,028
                                                       --------     --------
                                                       $408,687     $386,066
                                                       ========     ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 -------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                September 30,   June 30,
                                                                     1995         1995
                                                                --------------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable............................................    $ 50,020      $ 33,922
  Accrued compensation and related benefits...................       4,691         5,859
  Income taxes payable........................................       1,934         5,328
  Deferred income taxes.......................................       1,129         1,819
  Other accrued liabilities...................................      19,475        11,154
  Notes payable...............................................       2,000         2,000
  Current maturities of long-term debt........................       3,368         3,813
                                                                  --------      --------
   Total current liabilities..................................      82,617        63,895

Long-term debt, less current maturities.......................      83,266        84,428
Deferred income taxes.........................................       6,674         4,088
Other noncurrent liabilities..................................       8,943         8,721

Minority interests............................................      16,661        16,363

STOCKHOLDERS' EQUITY:
  Preferred stock (5,000,000 shares authorized, none issued)..           -             -
  Common stock (24,165,612 shares issued).....................      12,083        12,083
  Additional paid-in capital..................................      81,851        81,851
  Retained earnings...........................................     119,635       119,367
                                                                  --------      --------
                                                                   213,569       213,301
  Treasury stock, at cost (56,312 shares).....................        (159)         (159)
  Unrealized loss on noncurrent marketable equity securities..      (2,884)       (4,571)
                                                                  --------      --------
   Total stockholders' equity.................................     210,526       208,571
                                                                  --------      --------
                                                                  $408,687      $386,066
                                                                  ========      ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 ------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                    Three months ended
                                                       September 30,
                                                    -------------------
                                                      1995       1994
                                                    --------   --------
OPERATING ACTIVITIES:
Net income (loss).................................  $    268    ($1,073)
Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Depreciation and amortization...................     3,141      2,713
  Receivables provision...........................     1,790      1,047
  Equity in  loss of nonconsolidated affiliates...     2,087      2,074
  Minority interests..............................       298        270
  Deferred income taxes...........................     1,896        (95)
  Increase (decrease) resulting from changes
   in operating assets and liabilities, net.......   (31,180)   (12,151)
                                                    --------   --------
Net cash used by operating activities.............   (21,700)    (7,215)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment.........    (4,199)    (2,625)
Purchase of additional shares of subsidiaries.....         -     (3,925)
Net change in short term investments..............    47,863      5,750
Other.............................................        49          -
                                                    --------   --------
Net cash provided (used) by investing activities..    43,713       (800)

FINANCING ACTIVITIES:
Payment of long-term debt.........................    (1,607)      (711)
                                                    --------   --------
Net cash used by financing activities.............    (1,607)      (711)
                                                    --------   --------

Increase (decrease) in cash and cash equivalents..    20,406     (8,726)
Cash and cash equivalents at beginning of period..    45,964     34,239
                                                    --------   --------
Cash and cash equivalents at end of period........  $ 66,370   $ 25,513
                                                    ========   ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 -------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


2. SUMMARIZED INCOME STATEMENT INFORMATION OF NONCONSOLIDATED AFFILIATES (UNAUDITED)

     The equity in loss of nonconsolidated affiliates includes the Company's 50% interest in Posadas de San Juan Associates ("PSJA") for the three months ended September 30, 1995 and 1994. The El Conquistador Hotel & Casino ("El Conquistador") has a March 31 year end, which is three months earlier than the Company's year end of June 30 and accordingly the equity in the results of El Conquistador are recorded by the Company with a three month lag. The equity in loss of nonconsolidated affiliates also includes for the three months ended September 30, 1995 and 1994 the Company's 23.3% indirect interest in the results of operations of the El Conquistador for the three months ended June 30, 1995 and 1994.


     The summarized statement of operations information of PSJA, which is 50% owned by the Company, is as follows (in thousands):

                                  Three months ended
                                     September 30,
                                 --------------------
                                   1995        1994
                                 --------    --------

           Revenues............  $  9,231    $ 10,472
           Costs and expenses..   (11,931)    (12,574)
                                 --------    --------
           Net loss............  ($ 2,700)   ($ 2,102)
                                 ========    ========

     The summarized statement of operations information of WKA EL Con Associates, in which the Company has a 46.5 % partnership interest, is as follows (in thousands):

                                                            Three months ended
                                                               September 30,
                                                            -------------------
                                                             1995        1994
                                                            -------     -------
       Costs and expenses.................................     ($75)      ($103)
        Equity in 50% of the El Conquistador net loss for
       the three months ended June 30, 1995 and 1994......   (1,623)     (2,757)
       Equity in net income of Las Casitas................      114         662
                                                            -------     -------
       Net loss...........................................  ($1,584)    ($2,198)
                                                            =======     =======

     The summarized statement of operations information of El Conquistador Partnership L.P., in which WKA EL Con Associates has a 50% partnership interest, is as follows (in thousands):

                                                            Three months ended
                                                                 June 30,
                                                            -------------------
                                                               1995       1994
                                                            --------   --------
       Revenues...........................................  $ 24,129   $ 22,619
       Costs and expenses.................................   (27,375)   (28,133)
                                                            --------   --------
       Net loss...........................................   ($3,246)   ($5,514)
                                                            ========   ========

     The El Conquistador opened in November 1993 and the above periods include continued start-up expenses which is typical of new properties.

3.   SUBSEQUENT EVENTS
     -----------------

     On October 18, 1995, Bally Gaming International, Inc. (Bally Gaming) reported the unilateral termination of the June 21, 1995 Agreement and Plan of Merger (Agreement) with the Company and that it had entered into a merger agreement with Alliance Gaming Corporation. The Company does not intend to contest Bally Gaming and Alliance's decision to merge. On October 23, 1995, the Company commenced a lawsuit against Bally Gaming for its failure to pay $4.8 million in termination fees due the Company under the terms of the Agreement and for additional damages.

     At September 30, 1995, the Company had incurred approximately $1.8 million in acquisition costs from the proposed merger, included as noncurrent other assets in the Balance Sheet at September 30, 1995, which will be offset against the termination fees when received.

                              WMS INDUSTRIES INC.
                                ---------------
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Cash flows from operating, investing and financing activities during the three months ended September 30, 1995 resulted in net cash provided of $20,406,000 as compared with net cash used of $8,726,000 during the three months ended September 30, 1994. See condensed consolidated statements of cash flows on page 5.

Operating activities used cash of $21,700,000 during the three months ended September 30, 1995 compared with $7,215,000 for the three months ended September 30, 1994. This change results from the use of cash since June 30, 1995 for operating assets and liabilities, net, primarily for an increase in home video game inventories and an increase in receivables from higher sales of home video games in the fiscal 1996 quarter. The increase in inventories and receivables was partially offset by an increase in payables to the manufacturers of the home video games.

Investing cash flows used for the purchase of property, plant and equipment during the three months ended September 30, 1995 were $4,199,000 as compared with $2,625,000 during the three months ended September 30, 1994. The asset additions were primarily for the amusement games business. Investing cash flows provided by the net sale of short-term investments were $47,863,000 in the 1995 period compared to $5,750,000 in the 1994 period.

Cash used by financing activities for the payment of long-term debt was $1,607,000 for the three months ended September 30, 1995 compared with cash used of $711,000 for the same period last year.

The Condado Plaza has a $2,000,000 bank line of credit available which was fully utilized at September 30, 1995 and the El San Juan has a $1,000,000 bank line of credit available of which $500,000 was borrowed at September 30, 1995. Condado Plaza and El San Juan long-term debt agreements provide that advances, dividends and other payments to the owners are to be based on defined levels of cash flow from the respective hotel/casino. Management believes that cash flow from hotel/casino operations will be adequate to pay their long-term debt as it becomes due and provide for the normal planned capital additions.

WMS Industries Inc. has an uncollateralized bank line of credit which permits it to borrow up to $25,000,000 or permits it or U.S. operating subsidiaries to have letters of credit up to $25,000,000 outstanding. The letter of credit availability was increased to $75,000,000 through December 31, 1995. At September 30, 1995, there were no borrowings from this line of credit but there were outstanding letters of credit totaling $30,296,000. Interest on the initial borrowings will be at a short-term Eurodollar rate plus .75%. Management believes that cash flow from operations, cash and cash equivalents and amounts available under the line of credit will be adequate to fund the fluctuating level of inventories and receivables required in the operation of the business and provide for expansion of the business including the home video game business and gaming devices.

RESULTS OF OPERATIONS
---------------------

The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):

                                                             Three months ended
                                                               September 30,
                                                             ------------------
                                                              1995       1994
                                                             -------    -------
  REVENUES:
   Amusement games........................................   $84,240    $66,886
   Condado Plaza..........................................    11,260     13,235
   Williams Hospitality...................................     2,764      3,202
   Intersegment revenues elimination - management fees....      (620)      (936)
                                                             -------    -------
     Total revenues.......................................   $97,644    $82,387
                                                             =======    =======
  SEGMENT OPERATING PROFIT (LOSS):
   Amusement games........................................   $ 5,609    $ 3,762
   Condado Plaza..........................................    (1,340)    (1,460)
   Williams Hospitality...................................     1,123      1,139
                                                             -------    -------
     Total segment operating profit.......................     5,392      3,441

   Equity in loss of nonconsolidated affiliates...........    (2,087)    (2,074)
   General corporate expenses.............................    (1,109)    (1,143)
                                                             -------    -------
   Income from operations.................................     2,196        224

   Interest and other income..............................     1,508      1,350
   Interest expense.......................................    (1,797)    (1,912)
                                                             -------    -------
   Income (loss) before tax provision and minority
    interests.............................................   $ 1,907    $  (338)
                                                             =======    =======

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 1994

Consolidated revenues increased from $82,387,000 in the quarter ended September 30, 1994 to $97,644,000 in the quarter ended September 30, 1995. Revenues of the amusement games business increased 26% to $84,240,000 in the quarter ended September 30, 1995. The increase in amusement games revenues results from a 109% increase in sales of home video games as compared to the prior year quarter. Sales for the quarter ended September 30, 1995 includes initial partial shipments of Doom and Mortal Kombat 3 home video game cartridges. Coin operated game sales and royalty income were 14% lower because of a 56% decrease in pinball sales caused by a soft market which was partially offset by a significant increase in sales of coin operated video games in the quarter ended September 30, 1995.

Gross profit (excluding depreciation) of the amusement games business increased in the quarter ended September 30, 1995 to $20,219,000 (24.0% of amusement games business revenues) compared with $13,379,000 (20.0% of such revenues) in the quarter ended September 30, 1994. The improvement in gross profit resulted from the increased revenues from home video game cartridges that have higher gross margins. However, a planned increase in research and development expense to $7,516,000 in the quarter ended September 30, 1995 from $6,359,000 in the prior year quarter reduced gross profit. The increased research and development expenses include expenses associated with the Company's development of gaming products and video games.

Operating profit of the amusement games business on a segment basis increased to $5,609,000 in the quarter ended September 30, 1995 from $3,762,000 in the quarter ended September 30, 1994. The improvement in operating profit was primarily due to the same reasons as the increase in gross profit noted above but reduced by higher selling and administrative and depreciation expenses.
The increase in selling and administrative expense of the amusement games business was primarily caused by an increase of $3,718,000 of selling and administrative expense in the home video game cartridge business, primarily advertising to support new product releases, and $709,000 higher selling and administrative expense for gaming products. Depreciation expense incurred by the amusement games business increased by $350,000.

Condado Plaza revenues were $11,260,000 in the quarter ended September 30, 1995 compared to $13,235,000 in the quarter ended September 30, 1994. Hotel revenues were in line with the prior year quarter while casino net revenue decreased primarily due to a significantly lower win percentage and higher casino promotional expenses related to increased credit play.

The Condado Plaza's profit before selling and administrative expense (excluding depreciation) decreased to $2,728,000 (24.2% of the Condado Plaza revenues) in the quarter ended September 30, 1995 from $3,021,000 (22.8% of the Condado Plaza revenues) in the quarter ended September 30, 1994. The decrease was due to the lower revenues as explained above. However, profit before selling and administrative expense (excluding depreciation) in the quarter ended September 30, 1995 increased as a percentage of revenues primarily due to emergency water expenses incurred during the drought in the quarter ended September 30, 1994.

The Condado Plaza on a segment basis had an operating loss of ($1,340,000) for the September 30, 1995 quarter compared with a loss of ($1,460,000) in the quarter ended September 30, 1994. Notwithstanding the decrease in profit before selling and administrative expense (excluding depreciation), the operating loss was reduced as the result of lower administrative and insurance costs in comparison with the prior year quarter.

Williams Hospitality revenues (before intersegment elimination) decreased to $2,764,000 in the quarter ended September 30, 1995 from $3,202,000 in the quarter ended September 30, 1994. These revenues consist primarily of management and incentive fees based upon the revenues and gross operating profits of the three hotel/casino operations. The lower revenue at Williams Hospitality is consistent with the lower revenues and operating profits experienced at two of the hotel/casinos.

The equity in loss of nonconsolidated affiliates was ($2,087,000) in the quarter ended September 30, 1995 as compared with ($2,074,000) in the quarter ended September 30, 1994. The change was small and included a decrease in the Company's equity in net loss from the El Conquistador Hotel and Casino that was ($737,000) in the quarter ended September 30, 1995 compared with ($1,023,000) in the September 30, 1994 quarter. Like most resort properties El Conquistador is expected to report losses in its early years, but the Company's 23.3% equity in the losses are expected to be partially offset by the Company's 62% interest in the management fees earned during the year by Williams Hospitality from El Conquistador. The 50% equity in the loss of the El San Juan increased to ($1,350,000) in the quarter ended September 30, 1995 from an equity in loss of ($1,051,000) in the prior year quarter. The El San Juan's hotel revenues increased slightly due to higher food and beverage revenues but the casino experienced a 42% decline in its net revenues from both lower table play and lower win percentage. In spite of lower revenues, net loss was kept relatively stable because of decreased operating expenses.

Consolidated selling and administrative expense increased primarily as a result of the selling and administration expenses of the home video game business and higher selling and administrative expenses for gaming products noted above.

Net income in the quarter ended September 30, 1995 was $268,000, $.01 per share, in comparison to a net loss of ($1,073,000), ($.04) per share, in the quarter ended September 30, 1994. The improvement in the first quarter operating results compared to the prior year first quarter was primarily due to higher home video game sales. Higher research and development expenses and higher gaming products selling and administrative expenses had a negative impact on net income, the benefits of which are expected to be realized in future periods.
The hotel/casino business operated at a net loss of ($2,723,000), ($.12) per share, in the September 30, 1995 quarter in comparison to a net loss of ($2,890,000), ($.12) per share, in the prior year first quarter.

                                    PART II
                               OTHER INFORMATION


ITEM 6.(A) EXHIBITS
-------------------

Exhibit 27 - Financial Data Schedule

                              WMS INDUSTRIES INC.
                                 -------------

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                  WMS INDUSTRIES INC.
                                  -------------------
                                  (Registrant)



Dated:  November 3, 1995          By:  /S/ Harold H. Bach, Jr.
                                  ----------------------------
                                  Harold H. Bach, Jr.
                                  Vice President-Finance
                                  Principal Financial and
                                  Chief Accounting Officer