Form 10-Q
period 1995-12-31
WMS INDUSTRIES INC /DE/
filed 1996-02-07
CIK 350077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 1995
                                -----------------------------------------------


                         Commission file number 1-8300
                                                ------


                              WMS INDUSTRIES INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                  36-2814522
-------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
Incorporation or Organization)



3401 North California Ave., Chicago, IL                     60618
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code  (312) 961-1111
                                                    ----------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,126,300 shares of common stock, $.50 par value, were outstanding at January 31, 1996 after deducting 54,312 shares held as treasury shares.

                              WMS INDUSTRIES INC.
                                 -------------

                                     INDEX

                                                                               PAGE NO
                                                                               -------
PART I.  FINANCIAL INFORMATION:
-------

  ITEM 1.     Financial Statements:
  -------     Condensed Consolidated Statements of Income -
              Three and six months ended December 31, 1995 and 1994.......          2

              Condensed Consolidated Balance Sheets -
              December 31, 1995 and June 30, 1995.........................        3-4

              Condensed Consolidated Statements of Cash Flows -
              Three and six months ended December 31, 1995 and 1994.......          5

              Notes to Condensed Consolidated Financial Statements........        6-7

  ITEM 2.     Management's Discussion and Analysis of Financial Condition
  -------     and Results of Operations...................................       8-12


PART II.  OTHER INFORMATION:
--------

  ITEM 6.(a)  Exhibits....................................................         13
  ----------


SIGNATURE     ............................................................         14

                              WMS INDUSTRIES INC.
                              -------------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)


                                                                                Three months ended        Six months ended
                                                                                   December 31,             December 31,
                                                                              ---------------------    ---------------------
                                                                                 1995        1994         1995        1994
                                                                                 ----        ----         ----        ----
Revenues:
  Net sales - amusement games...............................................  $113,216     $ 93,767    $197,456     $160,653
  Management fees - Williams Hospitality....................................     3,136        3,343       5,280        5,609
  Condado Plaza hotel/casino:
    Casino..................................................................     6,210        6,828      11,137       13,148
    Casino promotional allowances...........................................    (2,153)      (1,836)     (3,973)      (3,118)
    Rooms...................................................................     6,341        6,389      11,507       11,365
    Food and beverage.......................................................     3,203        3,262       5,475        5,720
    Other...................................................................       715          806       1,430        1,569
                                                                              --------     --------    --------     --------
                                                                                14,316       15,449      25,576       28,684
                                                                              --------     --------    --------     --------
Total revenues..............................................................   130,668      112,559     228,312      194,946

Costs and expenses:
  Cost of sales (excluding depreciation) - amusement games..................    82,088       75,494     146,109      129,001
  Williams Hospitality operating expenses (excluding depreciation)..........       887        1,206       1,954        2,466
  Condado Plaza operating expenses (excluding depreciation):
    Casino..................................................................     2,816        3,593       5,718        7,191
    Rooms...................................................................     2,183        2,268       4,278        4,562
    Food and beverage.......................................................     2,655        2,713       4,938        5,132
    Other...................................................................     1,363        1,553       2,615        3,456
                                                                              --------     --------    --------     --------
                                                                                 9,017       10,127      17,549       20,341


  Selling and administrative................................................    19,264       10,269      35,864       22,664
  Depreciation and amortization.............................................     2,808        2,857       5,949        5,570
  Equity in loss of nonconsolidated affiliates..............................     1,510        1,806       3,597        3,880
                                                                              --------     --------    --------     --------
Total costs and expenses....................................................   115,574      101,759     211,022      183,922
                                                                              --------     --------    --------     --------
Income from operations......................................................    15,094       10,800      17,290       11,024
Interest and other income...................................................     1,191        1,413       2,699        2,763
Interest expense............................................................    (1,749)      (1,847)     (3,546)      (3,759)
                                                                              --------     --------    --------     --------
Income before tax provision and minority interests..........................    14,536       10,366      16,443       10,028
Provision for income taxes..................................................    (4,747)      (3,474)     (6,088)      (3,939)
Minority interests in income................................................      (896)        (790)     (1,194)      (1,060)
                                                                              --------     --------    --------     --------
Net income..................................................................  $  8,893     $  6,102    $  9,161     $  5,029
                                                                              ========     ========    ========     ========

Net income per share of common stock........................................  $   0.37     $   0.25    $   0.38     $   0.21
                                                                              ========     ========    ========     ========

Shares used in calculating per share amounts................................    24,120       24,098      24,115       24,098
                                                                              ========     ========    ========     ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                              -------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                      December 31,            June 30,
                                                                          1995                  1995
                                                                     --------------          ----------
ASSETS
------

Current assets:
 Cash and cash equivalents.........................................     $ 75,052              $ 45,964
 Short-term investments............................................            -                47,863
 Receivables, net of $5,491 and $1,914 allowance...................       89,650                57,919
 Receivables from nonconsolidated affiliates.......................        4,025                 3,376
 Inventories, at lower of cost (Fifo) or market:
  Raw materials and work in progress...............................       39,366                36,667
  Finished goods...................................................        6,471                 5,221
                                                                        --------              --------
                                                                          45,837                41,888

 Other current assets..............................................        6,045                 6,218
                                                                        --------              --------
  Total current assets.............................................      220,609               203,228

Investments in, receivables and advances to
 nonconsolidated affiliates........................................       23,750                26,320

Investment in marketable equity securities.........................       23,687                23,187


Property, plant and equipment......................................      140,010               133,564
Less: accumulated depreciation.....................................      (57,283)              (52,370)
                                                                        --------              --------
                                                                          82,727                81,194


Excess of purchase cost over amount assigned to net assets
 acquired, net of accumulated amortization of $4,288 and $3,740....       19,561                20,109

Other assets.......................................................       32,984                32,028
                                                                        --------              --------
                                                                        $403,318              $386,066
                                                                        ========              ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 ------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                  December 31,    June 30,
                                                                      1995          1995
                                                                 --------------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable..............................................     $ 25,319      $ 33,922
 Accrued compensation and related benefits.....................        5,019         5,859
 Income taxes payable..........................................        8,398         5,328
 Deferred income taxes.........................................          645         1,819
 Other accrued liabilities.....................................       26,177        11,154
 Notes Payable.................................................        2,000         2,000
 Current maturities of long-term debt..........................        2,923         3,813
                                                                   ----------    ----------
  Total current liabilities....................................       70,481        63,895


Long-term debt, less current maturities........................       82,914        84,428
Deferred income taxes..........................................        4,705         4,088
Other noncurrent liabilities...................................        9,232         8,721

Minority interests.............................................       17,556        16,363


Stockholders' equity:

 Preferred stock (5,000,000 shares authorized, none issued)....            -             -
 Common stock (24,180,612 and 24,165,612 shares issued)........       12,090        12,083
 Additional paid-in capital....................................       82,036        81,851
 Retained earnings.............................................      128,528       119,367
                                                                   ----------    ----------
                                                                     222,654       213,301
 Treasury stock, at cost (54,312 and 56,312 shares)............         (153)         (159)
 Unrealized loss on noncurrent marketable equity securities....       (4,071)       (4,571)
                                                                   ----------    ----------
  Total stockholders' equity...................................      218,430       208,571
                                                                   ----------    ----------
                                                                    $403,318      $386,066
                                                                   ==========    ==========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                             Six months ended
                                                               December 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
Operating activities:
Net income...............................................   $  9,161  $  5,029
Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Depreciation and amortization.........................      5,949     5,570
   Receivables provision.................................      4,982     3,764
   Undistributed loss of nonconsolidated affiliates......      3,597     3,880
   Minority interests....................................      1,194     1,060
   Deferred income taxes.................................       (557)     (107)
   Tax benefit from exercise of common stock options.....        124        21
   Decrease resulting from changes in operating assets
    and liabilities, net.................................    (34,689)   (8,926)
                                                            --------  --------
Net cash provided (used) by operating activities.........    (10,239)   10,291

Investing activities:
Purchase of property, plant and equipment................     (6,464)   (7,476)
Purchase of additional shares of subsidiaries............         --    (3,925)
Net change in short-term investments.....................     47,863    (6,400)
Other....................................................        304    (1,114)
                                                            --------  --------
Net cash provided (used) by investing activities.........     41,703   (18,915)

Financing activities:
Payment of long-term debt................................     (2,404)   (2,315)
Cash received on exercise of common stock options........         28        37
                                                            --------  --------
Net cash used by financing activities....................     (2,376)   (2,278)
                                                            --------  --------
Increase (decrease) in cash and cash equivalents.........     29,088   (10,902)
Cash and cash equivalents at beginning of period.........     45,964    34,239
                                                            --------  --------
Cash and cash equivalents at end of period...............   $ 75,052  $ 23,337
                                                            ========  ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

2. SUMMARIZED INCOME STATEMENT INFORMATION OF NONCONSOLIDATED AFFILIATES (UNAUDITED)

     The equity in loss of nonconsolidated affiliates includes the Company's 50% interest in Posadas de San Juan Associates ("PSJA") for the three and six months ended December 31, 1995 and 1994. The El Conquistador Hotel & Casino ("El Conquistador") has a March 31 year end, which is three months earlier than the Company's year end of June 30 and accordingly the equity in the results of El Conquistador are recorded by the Company with a three month lag. The equity in loss of nonconsolidated affiliates also includes for the three months ended December 31, 1995 and 1994 the Company's 23.3% indirect interest in the results of operations of the El Conquistador for the three months ended September 30, 1995 and 1994 and the six months ended December 31, 1995 and 1994 includes operations of the El Conquistador for the six months ended September 30, 1995 and 1994.

     The summarized statement of operations information of PSJA, which is 50% owned by the Company, is as follows (in thousands):

                       Three months ended     Six months ended
                          December 31,          December 31,
                      --------------------  --------------------
                        1995       1994       1995       1994
                      ---------  ---------  ---------  ---------

Revenues............  $ 13,617   $ 14,756   $ 22,848   $ 25,228
Costs and expenses..   (13,095)   (14,181)   (25,026)   (26,755)
                      --------   --------   --------   --------
Net income (loss)...  $    522   $    575    ($2,178)   ($1,527)
                      ========   ========   ========   ========

     The summarized statement of operations information of WKA EL Con Associates, in which the Company has a 46.5% partnership interest, is as follows (in thousands):

                                                       Three months ended    Six months ended
                                                           December 31,        December 31,
                                                       ------------------   ------------------
                                                         1995      1994       1995      1994
                                                       --------  --------   --------  --------

Costs and expenses..................................    ($   42)    ($108)    ($117)    ($211)
Equity in 50% of the El Conquistador net loss for
  the three and six months ended September 30,
  1995 and 1994.....................................     (3,962)   (5,215)   (5,585)   (7,972)
Equity in net income of Las Casitas.................        198       824       313     1,486
                                                        -------   -------   -------   -------
Net loss............................................    ($3,806)  ($4,499)  ($5,389)  ($6,697)
                                                        =======   =======   =======   =======

     The summarized statement of operations information of El Conquistador Partnership L.P., in which WKA EL Con Associates has a 50% partnership interest, is as follows (in thousands):


                                                        Three months ended          Six months ended
                                                           September 30,              September 30,
                                                      ----------------------     ----------------------
                                                          1995        1994          1995         1994
                                                      ---------    ---------     ---------    ---------

Revenues............................................  $  13,709    $  13,908     $  37,838    $  36,527
Costs and expenses..................................    (21,632)     (24,337)      (49,007)     (52,470)
                                                      ---------    ---------     ---------    ---------
Net loss............................................   ($ 7,923)    ($10,429)     ($11,169)    ($15,943)
                                                      =========     =========     =========    =========

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

     At December 31, 1995, the Company had incurred approximately $2.2 million in acquisition costs from the proposed merger, included as noncurrent other assets in the Balance Sheet at December 31, 1995, which will be offset against the termination fees when received.

                              WMS INDUSTRIES INC.
                                _______________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Cash flows from operating, investing and financing activities during the six months ended December 31, 1995 resulted in net cash provided of $29,088,000 as compared with net cash used of $10,902,000 during the six months ended December 31, 1994. See condensed consolidated statements of cash flows on page 5.

Operating activities used cash of $10,239,000 during the six months ended December 31, 1995 compared with cash provided of $10,291,000 for the six months ended December 31, 1994. This change results from the use of cash since June 30, 1995 for operating assets and liabilities, net, primarily for an increase in receivables from higher sales of home video games in the fiscal 1996 period. The increase in receivables was partially offset by an increase in accrued liabilities of the home video games business.

Investing cash flows used for the purchase of property, plant and equipment during the six months ended December 31, 1995 were $6,464,000 as compared with $7,476,000 during the six months ended December 31, 1994. The asset additions were primarily for the amusement games business. Investing cash flows provided by the net sale of short-term investments were $47,863,000 in the 1995 period compared to $6,400,000 used for the net purchase of short-term investments in the 1994 period.

Cash used by financing activities for the payment of long-term debt was $2,404,000 for the six months ended December 31, 1995 compared with cash used of $2,315,000 for the same period last year.

The Condado Plaza has a $2,000,000 bank line of credit available which was fully utilized at December 31, 1995 and the El San Juan has a $1,000,000 bank line of credit available of which $800,000 was borrowed at December 31, 1995. Condado Plaza and El San Juan long-term debt agreements provide that advances, dividends and other payments to the owners are to be based on defined levels of cash flow from the respective hotel/casino. Management believes that cash flow from hotel/casino operations will be adequate to pay their long-term debt as it becomes due and provide for the normal planned capital additions.

WMS Industries Inc. has an uncollateralized bank line of credit which permits it to borrow up to $25,000,000 or permits it or U.S. operating subsidiaries to have letters of credit up to $25,000,000 outstanding. At December 31, 1995, there were no borrowings from this line of credit but there were outstanding letters of credit totaling $5,769,000. Interest on the initial borrowings will be at a short-term Eurodollar rate plus .75%. Management believes that cash flow from operations, cash and cash equivalents and amounts available under the line of credit will be adequate to fund the fluctuating level of inventories and receivables required in the operation of the business and provide for expansion of the business including the home video game business and gaming devices.

RESULTS OF OPERATIONS

The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):

                                                           Three months ended     Six months ended
                                                              December 31,          December 31,
                                                          --------------------  --------------------
                                                            1995       1994       1995       1994
                                                          ---------  ---------  ---------  ---------
  REVENUES:
   Amusement games......................................  $113,216   $ 93,767   $197,456   $160,653
   Condado Plaza........................................    14,316     15,449     25,576     28,684
   Williams Hospitality.................................     4,072      4,534      6,836      7,736
   Intersegment revenues elimination - management fees..      (936)    (1,191)    (1,556)    (2,127)
                                                          --------   --------   --------   --------
     Total revenues.....................................  $130,668   $112,559   $228,312   $194,946
                                                          ========   ========   ========   ========
  SEGMENT OPERATING PROFIT (LOSS):
   Amusement games......................................  $ 14,006   $ 10,754   $ 19,615   $ 14,516
   Condado Plaza........................................     1,448        588        108       (872)
   Williams Hospitality.................................     2,642      2,582      3,765      3,721
                                                          --------   --------   --------   --------
     Total segment operating profit.....................    18,096     13,924     23,488     17,365

   Equity in loss of nonconsolidated affiliates.........    (1,510)    (1,806)    (3,597)    (3,880)
   General corporate expenses...........................    (1,492)    (1,318)    (2,601)    (2,461)
                                                          --------   --------   --------   --------
   Income from operations...............................    15,094     10,800     17,290     11,024

   Interest and other income............................     1,191      1,413      2,699      2,763
   Interest expense.....................................    (1,749)    (1,847)    (3,546)    (3,759)
                                                          --------   --------   --------   --------
   Income before tax provision and minority interests...  $ 14,536   $ 10,366   $ 16,443   $ 10,028
                                                          ========   ========   ========   ========


THREE MONTH ENDED DECEMBER 31, 1995 COMPARED WITH
THREE MONTH ENDED DECEMBER 31, 1994

Consolidated revenues increased to $130,668,000 in the quarter ended December 31, 1995 from $112,559,000 in the quarter ended December 31, 1994. Revenues of the amusement games business increased 21% to $113,216,000 in the quarter ended December 31, 1995. The increase in amusement games revenues results from a significant increase in sales of home video games as compared to the prior year quarter. Home video game sales for the quarter ended December 31, 1995 consisted primarily of shipments of Doom and Mortal Kombat 3. The increased home video game revenues were partially offset by lower licensing income and lower revenue from sales of coin operated games. Coin operated game sales were lower because of a 55% decrease in pinball sales caused by a soft market and a significant decrease in the sales of coin operated video games in the quarter ended December 31, 1995 because of strong sales of Killer Instinct in the prior year quarter.

Gross profit (excluding depreciation) of the amusement games business increased in the quarter ended December 31, 1995 to $31,128,000 (27.5% of amusement games business revenues) compared with $18,273,000 (19.5% of such revenues) in the quarter ended December 31, 1994. Gross profit in the quarter ended December 31, 1994 included $8,100,000 from the licensing of the distribution of video games for personal computers, without which gross profit would have been $10,173,000. The improvement in gross profit resulted from significantly higher revenues from home video games that have a higher gross margin than coin operated game sales that were a smaller proportion of revenues as described above. As planned, research and development expense increased 56% to $10,027,000 in the quarter ended December 31, 1995 from $6,413,000 in the prior year quarter reducing gross profit. The increased research and development expenses include expenses associated with the Company's development of gaming products and new video games.

Operating profit of the amusement games business on a segment basis increased to $14,006,000 in the quarter ended December 31, 1995 from $10,754,000 in the prior year second quarter which included operating profit of $8,100,000 from licensing the distribution of video games for use on personal computers. The improvement in operating profit was primarily due to the same reasons as the increase in gross profit noted above but reduced by higher selling and administrative and depreciation expenses. The increase in selling and administrative expense of the amusement games business was primarily caused by an increase of $9,073,000 of selling and administrative expense in the home video game business, primarily advertising to support new product releases.

Condado Plaza revenues were $14,316,000 in the quarter ended December 31, 1995 compared to $15,449,000 in the quarter ended December 31, 1994. Hotel revenues were in line with the prior year quarter while casino net revenue decreased primarily due to a lower win percentage and higher casino promotional expenses.

The Condado Plaza's profit before selling and administrative expense (excluding depreciation) of $5,299,000 (37.0% of the Condado Plaza revenues) in the quarter ended December 31, 1995 was in line with the prior year quarter profit of $5,322,000 (34.4% of the Condado Plaza revenues). The lower revenues mentioned above were nearly offset by cost reductions in both the hotel and casino.

The Condado Plaza on a segment basis had operating income of $1,448,000 for the December 31, 1995 quarter compared with operating income of $588,000 in the quarter ended December 31, 1994. Operating income increased as the result of lower administrative and depreciation expenses in comparison with the prior year quarter.

Williams Hospitality revenues (before intersegment elimination) decreased to $4,072,000 in the quarter ended December 31, 1995 from $4,534,000 in the quarter ended December 31, 1994. The Williams Hospitality lower revenue is primarily from reduced centralized services provided to the properties since certain services are now performed at the properties.

The equity in loss of nonconsolidated affiliates was ($1,510,000) in the quarter ended December 31, 1995 as compared with ($1,806,000) in the quarter ended December 31, 1994. The change included a decrease in the Company's equity in net loss from the El Conquistador Hotel and Casino that was ($1,771,000) in the quarter ended December 31, 1995 compared with ($2,094,000) in the December 31, 1994 quarter. Like most resort properties El Conquistador is expected to report losses in its early years, but the Company's 23.3% equity in the losses are expected to be partially offset by the Company's 62% interest in the management fees earned during the year by Williams Hospitality from El Conquistador. The 50% equity in the income of the El San Juan of $261,000 in the quarter ended December 31, 1995 compares to equity in income of $288,000 in the prior year quarter. The El San Juan's hotel revenues increased but the casino experienced a 31% decline in its net revenues from both lower table play and lower win percentage. In spite of lower casino revenues, the income level was maintained because of reduced casino operating expenses and a lower provision for bad debts.

Consolidated selling and administrative expense increased from the prior year quarter primarily as a result of the increased selling and administration expenses of the home video game business to support new product releases as noted above.

Net income in the second quarter of fiscal 1996 was $8,893,000, $.37 per share, in comparison to net income of $6,102,000, $.25 per share, in the fiscal 1995 second quarter which included net income of $5,184,000, $.22 per share, from licensing the distribution of video games for use on personal computers. The improvement in the second quarter net income compared to the prior year second quarter was due to significantly higher home video game sales. Higher research and development expenses, benefits of which are expected to be realized in future periods, and lower coin operated game sales and licensing income reduced fiscal 1996 second quarter net income in comparison to the prior year quarter. The hotel/casino operating results improved with net income of $1,017,000, $.04 per share, in the December 31, 1995 quarter in comparison to a net loss of ($77,000) in the prior year second quarter.

SIX MONTHS ENDED DECEMBER 31, 1995 COMPARED WITH
SIX MONTHS ENDED DECEMBER 31, 1994

Consolidated revenues increased from $194,946,000 in the six months ended December 31, 1994 to $228,312,000 in the six months ended December 31, 1995. Revenues of the amusement games business increased 23% to $197,456,000 in the six months December 31, 1995. The principal reason amusement games revenues increased was from sales of video games into the home video game market. Home video game sales for the six months ended December 31, 1995 consisted primarily of Doom and Mortal Kombat 3. Coin operated amusement games revenues decreased approximately 37% in the six months ended December 31, 1995 compared to the December 31, 1994 period. This decrease was due to a 56% decrease in pinball sales caused by a weak market and a sizeable decrease in coin operated video game sales when comparing to the strong product releases in the prior year period.

Gross profit (excluding depreciation) of the amusement games business increased in the six months ended December 31, 1995 to $51,347,000 (26.0% of amusement games business revenues) compared with $31,652,000 (19.7% of such revenues) in the six months ended December 31, 1994. Excluding the $8,100,000 increase in gross profit from the licensing of the distribution of video games for personal computers, gross profit from the amusement game business would have been $23,552,000 in the prior year period. The improvement in gross profit resulted from significantly higher revenues from home video games that have a higher gross margin than coin operated game sales that were a smaller proportion of revenues as described above. A planned increase in research and development expense to $17,543,000 in the six months ended December 31, 1995 from $12,772,000 in the prior year reduced gross profit. The increased research and development expenses include expenses associated with the Company's development of gaming products and new video games.

Operating profit of the amusement games business on a segment basis increased to $19,615,000 in the six months ended December 31, 1995 from $14,516,000 in the six months ended December 31, 1994. This was primarily due to the increase in gross profit as discussed above partially offset by increased selling and administrative and depreciation expenses. The increase in selling and administrative expense of amusement games was primarily caused by a $12,791,000 increase in selling and administration expense for home video games. The home video games business is expected to incur higher selling expense as a percentage of sales than the coin operated games business due to the significant promotions required to support product sales at the retail level. The home video business is expected to generate a higher gross profit as a percentage of sales to more than offset the increased selling cost.

Condado Plaza revenues were $25,576,000 in the six months ended December 31, 1995 compared to $28,684,000 in the six months ended December 31, 1994. Hotel revenues were in line with the prior year period while casino net revenue decreased primarily due to a significantly lower win percentage, notwithstanding higher table play, and higher casino promotional expenses.

The Condado Plaza's profit before selling and administrative expense (excluding depreciation) decreased to $8,027,000 (31.3% of the Condado Plaza revenues) in the six months ended December 31, 1995 from $8,343,000 (29.1% of the Condado Plaza revenues) in the six months ended December 31, 1994. The decrease was due to lower revenues as mentioned above nearly offset by lower expenses due to cost reductions in both the hotel and casino.

The Condado Plaza on a segment basis had operating income of $108,000 for the six months ended December 31, 1995 compared with an operating loss of ($872,000) in the six months ended December 31, 1994. The improved results reflect lower administrative and depreciation expenses in the current six month period.

Williams Hospitality revenues (before intersegment elimination) decreased to $6,836,000 in the six months ended December 31, 1995 from $7,736,000 in the six months ended December 31, 1994. The lower revenues at Williams Hospitality are primarily from reduced centralized services provided to the properties since certain services are now performed at the properties.

The equity in loss of nonconsolidated affiliates was ($3,597,000) in the six months ended December 31, 1995 as compared with ($3,880,000) in the six months ended December 31, 1994. The decreased loss was primarily due to the Company's equity in net loss from the El Conquistador Hotel and Casino that was ($2,508,000) in the six months ended December 31, 1995 compared to equity in loss of ($3,117,000) in the prior year period. Like most resort properties El Conquistador is expected to report losses in its early years, but the Company's 23.3% equity in the losses are expected by be partially offset by the Company's 62% interest in the management fees earned during the year by Williams Hospitality from El Conquistador. The 50% equity in the loss of the El San Juan was ($1,089,000) in the six months ended December 31, 1995 compared to equity in loss of ($763,000) in the prior year six month period. The El San Juan's hotel revenues increased in the current six month period but the casino experienced a 36% decline in its net revenues from both lower table play and lower win percentage. Lower casino revenues were partially offset by lower casino operating expenses and a lower provision for bad debts.

Consolidated selling and administrative expense increased primarily as a result of increased selling and administrative expenses of the home game business to support new product releases as noted above.

The six months ended December 31, 1995 net income was $9,161,000, $.38 per share, in comparison to $5,029,000, $.21 per share, in the six months ended December 31, 1994. Net income for the prior year period included $5,184,000, $.22 per share, related to licensing the distribution of video games for use on personal computers mentioned above. The improvement in net income over the prior year six month period was from significantly higher home video game sales. Higher research and development expenses, benefits of which are expected to be realized in future periods, and lower coin operated game sales and licensing income reduced net income in the six months ended December 31, 1995 in comparison to the prior year six month period. The hotel/casino business improved over prior year with a net loss of ($1,706,000), ($.07) per share, in the six months ended December 31, 1995 in comparison to a net loss of ($2,967,000), ($.12) per share, in the prior year six month period.

                                    PART II
                               OTHER INFORMATION


ITEM 6.(A) EXHIBITS

Exhibit 27 - Financial Data Schedule

                              WMS INDUSTRIES INC.
                                _______________

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                       WMS INDUSTRIES INC.
                                       ----------------------------
                                       (Registrant)



Dated:  February 2, 1996               By:  /S/ Harold H. Bach, Jr.
                                       ----------------------------
                                       Harold H. Bach, Jr.
                                       Vice President-Finance
                                       Principal Financial and
                                       Chief Accounting Officer