Form 10-Q
period 1996-03-31
WMS INDUSTRIES INC /DE/
filed 1996-05-14
CIK 350077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  -----------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1996
                               --------------------------------------------


                        Commission file number    1-8300
                                               ------------


                              WMS INDUSTRIES INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                           36-2814522
            ------------------                  ------------------
     (State or Other Jurisdiction of             (I.R.S. Employer
      Incorporation or Organization)            Identification No.)


 3401 North California Ave., Chicago, IL                  60618
- -----------------------------------------              -----------
 (Address of Principal Executive Offices)               (Zip Code)


    Registrant's telephone number, including area code     (312) 961-1111
                                                        --------------------


                                      N/A
            --------------------------------------------------------
                    Former name, former address and former
                  fiscal year, if changed since last report.


Indicate by (check mark) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES   (check mark)     NO
                     ----------------        ----------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,126,300 shares of common stock, $.50 par value, were outstanding at April 30, 1996 after deducting 54,312 shares held as treasury shares.

                              WMS INDUSTRIES INC.

                                 ------------

                                    INDEX


                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION:
- -------

     ITEM 1.  Financial Statements:
     -------
              Condensed Consolidated Statements of Income--Three and
              nine months ended March 31, 1996 and 1995 ..............       2

              Condensed Consolidated Balance Sheets--March 31, 1996
              and June 30, 1995 ......................................     3-4

              Condensed Consolidated Statements of Cash Flows--Nine
              months ended March 31, 1996 and 1995 ...................       5

              Notes to Condensed Consolidated Financial Statements ...     6-8


     ITEM 2.  Management's Discussion and Analysis of Financial
     -------  Condition and Results of Operations ....................    9-13



PART II.  OTHER INFORMATION:
- --------

     ITEM 6.(A)  Exhibits ............................................      14
     ----------



SIGNATURE ............................................................      15

                              WMS INDUSTRIES INC.

                                ---------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                                            Three months ended     Nine months ended
                                                                                 March 31,              March 31,
                                                                            ------------------    --------------------
                                                                             1996       1995        1996        1995
                                                                            -------    -------    --------    --------
Revenues:
    Net sales--amusement games .........................................    $67,500    $72,715    $264,956    $233,368
    Management fees--Williams Hospitality ..............................      4,897      4,615      10,177      10,224
    Condado Plaza hotel/casino:
        Casino .........................................................      6,348      6,058      17,485      19,206
        Casino promotional allowances ..................................     (1,682)    (2,193)     (5,655)     (5,311)
        Rooms ..........................................................      8,107      8,303      19,614      19,668
        Food and beverage ..............................................      2,994      3,123       8,469       8,843
        Other ..........................................................        786        835       2,216       2,404
                                                                            -------    -------    --------    --------
                                                                             16,553     16,126      42,129      44,810
                                                                            -------    -------    --------    --------
Total revenues .........................................................     88,950     93,456     317,262     288,402
Costs and expenses:
    Cost of sales (excluding depreciation)--amusement games ............     51,611     51,321     197,720     180,322
    Williams Hospitality operating expenses (excluding depreciation) ...        949      1,549       2,903       4,015

    Condado Plaza operating expenses (excluding depreciation):
        Casino .........................................................      3,293      3,554       9,011      10,745
        Rooms ..........................................................      2,321      2,358       6,599       6,920
        Food and beverage ..............................................      2,590      2,869       7,528       8,001
        Other ..........................................................      1,410      1,572       4,025       5,028
                                                                            -------    -------    --------    --------
                                                                              9,614     10,353      27,163      30,694
    Selling and administrative .........................................     11,332     10,758      47,196      33,422
    Depreciation and amortization ......................................      3,529      3,049       9,478       8,619
    Equity in loss of nonconsolidated affiliates. ......................        318      2,392       3,915       6,272
                                                                            -------    -------    --------    --------
Total costs and expenses ...............................................     77,353     79,422     288,375     263,344
                                                                            -------    -------    --------    --------
Income from operations .................................................     11,597     14,034      28,887      25,058
Interest and other income ..............................................      1,690      1,753       4,389       4,516
Interest expense .......................................................     (1,753)    (2,035)     (5,299)     (5,794)
                                                                            -------    -------    --------    --------
Income before tax provision and minority interests .....................     11,534     13,752      27,977      23,780
Provision for income taxes .............................................     (2,828)    (4,609)     (8,916)     (8,548)
Minority interests in income ...........................................     (1,585)    (1,116)     (2,779)     (2,176)
                                                                            -------    -------    --------    --------
Net income .............................................................    $ 7,121    $ 8,027    $ 16,282    $ 13,056
                                                                            =======    =======    ========    ========
Net income per share of common stock ...................................    $  0.30    $  0.33    $   0.68    $   0.54
                                                                            =======    =======    ========    ========
Shares used in calculating per share amounts ...........................     24,126     24,103      24,119      24,100
                                                                            =======    =======    ========    ========


See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.

                             ---------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                       March 31,    June 30,
                                                                         1996         1995
                                                                       ---------    --------
ASSETS
- ------
Current assets:
    Cash and cash equivalents .....................................    $ 65,440     $ 45,964
    Short-term investments ........................................      30,753       47,863
    Receivables, net of $4,252 and $1,914 allowance ...............      82,634       57,919
    Receivables from nonconsolidated affiliates ...................       3,068        3,376
    Inventories, at lower of cost (Fifo) or market:
        Raw materials and work in progress ........................      52,092       36,667
        Finished goods ............................................      14,026        5,221
                                                                       --------     --------
                                                                         66,118       41,888
    Other current assets ..........................................       6,889        6,218
                                                                       --------     --------
            Total current assets ..................................     254,902      203,228

Investments in, receivables and advances to nonconsolidated
  affiliates ......................................................      24,545       26,320

Investment in marketable equity securities ........................      21,063       23,187

Property, plant and equipment .....................................     143,608      133,564
Less: accumulated depreciation ....................................     (59,859)     (52,370)
                                                                       --------     --------
                                                                         83,749       81,194

Excess of purchase cost over amount assigned to net assets
  acquired, net of accumulated amortization of $4,832 and $3,740 ..      33,417       20,109

Other assets ......................................................      29,853       32,028
                                                                       --------     --------
                                                                       $447,529     $386,066
                                                                       ========     ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.

                             ---------------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                      March 31,    June 30,
                                                                        1996         1995
                                                                      ---------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
    Accounts payable .............................................    $ 31,858     $ 33,922
    Accrued compensation and related benefits ....................      13,827        7,123
    Income taxes payable .........................................         516        5,328
    Deferred income taxes ........................................       1,365        1,819
    Accrued payment on 1994 purchase of Tradewest ................      11,395           --
    Accrued royalties payable ....................................       9,153        1,992
    Other accrued liabilities ....................................      22,051        7,898
    Note payable .................................................       2,000        2,000
    Current maturities of long-term debt .........................       3,176        3,813
                                                                      --------     --------
        Total current liabilities ................................      95,341       63,895

Long-term debt, less current maturities ..........................      89,882       84,428
Deferred income taxes ............................................       7,579        4,088
Other noncurrent liabilities .....................................      13,343        8,721

Minority interests ...............................................      18,457       16,363

Stockholders' equity:
    Preferred stock (5,000,000 shares authorized, none issued) ...          --           --
    Common stock (24,180,612 and 24,165,612 shares issued) .......      12,090       12,083
    Additional paid-in capital ...................................      82,036       81,851
    Retained earnings ............................................     135,649      119,367
                                                                      --------     --------
                                                                       229,775      213,301
    Treasury stock, at cost (54,312 and 56,312 shares) ...........        (153)        (159)
    Unrealized loss on noncurrent marketable equity securities ...      (6,695)      (4,571)
                                                                      --------     --------
        Total stockholders' equity ...............................     222,927      208,571
                                                                      --------     --------
                                                                      $447,529     $386,066
                                                                      ========     ========


See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.

                            -----------------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                        Nine months ended
                                                                                            March 31,
                                                                                       --------------------
                                                                                         1996        1995
                                                                                       --------    --------
OPERATING ACTIVITIES:
Net income ........................................................................    $ 16,282    $ 13,056
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .................................................       9,478       8,619
    Receivables provision .........................................................       4,497       4,394
    Undistributed loss of nonconsolidated affiliates ..............................       3,915       6,272
    Minority interests ............................................................       2,779       2,176
    Deferred income taxes .........................................................         623       2,672
    Tax benefit from exercise of common stock options .............................         124          21
    Decrease resulting from changes in operating assets and liabilities, net ......     (29,922)    (13,161)
                                                                                       --------    --------
Net cash provided by operating activities .........................................       7,776      24,049

INVESTING ACTIVITIES:
Purchase of property, plant and equipment .........................................     (10,065)    (13,604)
Purchase of additional shares of subsidiaries .....................................          --      (3,925)
Net change in short-term investments ..............................................      17,110     (11,949)
Cash acquired in acquisition of Atari Games Corporation, net of cash used .........       7,996          --
Other .............................................................................         985      (1,698)
                                                                                       --------    --------
Net cash provided (used) by investing activities ..................................      16,026     (31,176)

FINANCING ACTIVITIES:
Payment of long-term debt .........................................................      (3,670)     (3,901)
Dividends paid to minority shareholders of subsidiary .............................        (684)         --
Cash received on exercise of common stock options .................................          28          37
                                                                                       --------    --------
Net cash used by financing activities .............................................      (4,326)     (3,864)
                                                                                       --------    --------

Increase (decrease) in cash and cash equivalents ..................................      19,476     (10,991)
Cash and cash equivalents at beginning of period ..................................      45,964      34,239
                                                                                       --------    --------
Cash and cash equivalents at end of period ........................................    $ 65,440    $ 23,248
                                                                                       ========    ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS
    --------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.


2. SUMMARIZED INCOME STATEMENT INFORMATION OF NONCONSOLIDATED AFFILIATES (UNAUDITED)
    ----------------------------------------------------------------------

    The equity in loss of nonconsolidated affiliates includes the Company's 50% interest in Posadas de San Juan Associates ("PSJA") for the three and nine months ended March 31, 1996 and 1995. The El Conquistador Hotel & Casino ("El Conquistador") has a March 31 year end, which is three months earlier than the Company's year end of June 30 and accordingly the equity in the results of El Conquistador are recorded by the Company with a three month lag. The equity in loss of nonconsolidated affiliates also includes for the three months ended March 31, 1996 and 1995, the Company's 23.3% indirect interest in the results of operations of the El Conquistador for the three months ended December 31, 1995 and 1994 and the nine months ended March 31, 1996 and 1995 includes operations of the El Conquistador for the nine months ended December 31, 1995 and 1994.



    The summarized statement of operations information of PSJA, which is 50% owned by the Company, is as follows (in thousands):

                       Three months ended     Nine months ended
                            March 31,             March 31,
                      ---------------------  --------------------
                        1996        1995       1996       1995
                      ---------  ----------  ---------  ---------
Revenues............  $ 15,607    $ 15,414   $ 38,455   $ 40,642
Costs and expenses..   (13,993)    (14,559)   (39,019)   (41,314)
                      --------    --------   --------   --------
Net income (loss)...  $  1,614    $    855      ($564)     ($672)
                      ========    ========   ========   ========


     The summarized statement of operations information of WKA EL Con Associates, in which the Company has a 46.5% partnership interest, is as follows (in thousands):

                                                                      Three months ended  Nine months ended
                                                                           March 31,          March 31,
                                                                      ------------------  ------------------
                                                                       1996      1995      1996      1995
                                                                      -------   -------   -------   --------
     Costs and expenses..................................             ($   38)    ($124)    ($155)     ($335)
     Equity in 50% of the El Conquistador net loss for
      the three and nine months ended December 31,
      1995 and 1994......................................              (2,379)   (5,996)   (7,964)   (13,968)
     Equity in net income of Las Casitas.................                   0        63       313      1,549
                                                                      -------   -------   -------   --------
     Net loss............................................             ($2,417)  ($6,057)  ($7,806)  ($12,754)
                                                                      =======   =======   =======   ========

     The summarized statement of operations information of El Conquistador Partnership L.P., in which WKA EL Con Associates has a 50% partnership interest, is as follows (in thousands):

                                                                       Three months ended      Nine months ended
                                                                          December 31,            December 31,
                                                                      ---------------------   ---------------------
                                                                         1995        1994       1995         1994
                                                                      ---------   ---------   ---------    ---------
     Revenues....................................................     $  19,353   $  17,329   $  57,191    $  53,856
     Costs and expenses..........................................       (24,111)    (29,322)    (73,118)     (81,792)
                                                                      ---------   ---------   ---------    ---------
     Net loss....................................................      ($ 4,758)   ($11,993)   ($15,927)    ($27,936)
                                                                      =========   =========   =========    =========

     The El Conquistador opened in November 1993 and the 1994 periods include continued start-up expenses which is typical of new properties.

3.   ACQUISITION
     -----------

     On March 29, 1996, a wholly-owned subsidiary of the Company acquired all the capital stock of Atari Games Corporation ("Atari Games") from Warner Communications Inc., a subsidiary of Time Warner Inc. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Atari Games subsequent to the acquisition date will be included in subsequent Consolidated Statements of Income of the Company. The assets and liabilities of Atari Games have been included in the Condensed Consolidated Balance Sheet of the Company at March 31, 1996 based upon a preliminary allocation of the purchase price. Headquartered in Milpitas, California, Atari Games is engaged in the business of developing, manufacturing, licensing, publishing and distributing coin operated video arcade games and interactive electronic and game entertainment products for use with home video games.

     The preliminary purchase price for Atari Games is a minimum of $10,487,000 and a maximum of $25,763,000. The preliminary purchase price was computed based upon the book net asset value of Atari Games as of March 29, 1996 with a portion of the purchase price contingent upon future gross profits, as defined, of Atari Games. The preliminary purchase price is subject to adjustment based upon the Atari Games' March 29, 1996 final balance sheet to be delivered by June 27, 1996 and then audited.

          The preliminary minimum purchase price included cash of $2,000,000 and a two year non-recourse promissory note (the "Two Year Note") payable on March 29, 1998 for $8,487,000, or 10/28th of the balance of the final maximum purchase price. Additional purchase price in the form of a four year non-recourse promissory note (the "Four Year Note") payable in semi-annual installments is contingent on the gross profits, as defined, of Atari Games over the next four years and will be recorded incrementally as future cash gross profits are realized. The preliminary maximum amount of the Four Year Note is $15,276,000, or 18/28th of the balance of the maximum final purchase price. Semi-annual installments are to be made on the Four Year Note equal to 50% of the cash gross profit from the sale or distribution of certain products and intellectual property with respect thereto owned by Atari Games (the "Products").

          The Two Year Note is collateralized by the capital stock of Atari Games. The Company's obligations under the Two Year Note may be satisfied by relinquishing the capital stock of Atari Games to Warner. The Four Year Note is secured by the Products. Atari Game's unpaid obligations under the Four Year Note may be satisfied by transferring the Products to Warner.

          The preliminary allocation of the purchase price, which includes $750,000 of acquisition costs but excludes the balance of the Four Year Note, to the assets and liabilities of Atari Games after reflecting $4,500,000 of liabilities to exit certain acquired activities results in negative goodwill of $2,962,000. The principal exit activities include closing the leased manufacturing plant in California and transferring the production of future video arcade games to the Company's existing Chicago plants; combining the sales, marketing and distribution of home video games with the Company's home video operations; sale of an Irish subsidiary that produces video arcade games; sale of a subsidiary in Japan that develops and markets home video games; and downsizing certain elements of the video arcade product development activities that are duplicative of similar activities in Chicago. The $4,500,000 liability for exit activities includes employee severance and relocation, contractual liabilities, direct exit costs and estimated losses of the two foreign subsidiaries until disposition. Any change in the exit liability would result in an adjustment to negative goodwill.

     4.   CONTINGENCY
          -----------

          On October 18, 1995, Bally Gaming International, Inc. (Bally Gaming) reported the unilateral termination of the June 21, 1995 Agreement and Plan of Merger (Agreement) with the Company and that it had entered into a merger agreement with Alliance Gaming Corporation. The Company does not intend to contest Bally Gaming and Alliance's decision to merge. On October 23, 1995, the Company commenced a lawsuit against Bally Gaming for its failure to pay $4,800,000 in termination fees due the Company under the terms of the Agreement and for additional damages.

          At March 31, 1996, the Company had incurred approximately $2,300,000 in acquisition costs from the proposed merger, included as noncurrent other assets in the Condensed Consolidated Balance Sheet at March 31, 1996, which will be offset against the termination fees when received.

                              WMS INDUSTRIES INC.
                                _______________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
- -------------------

Cash flows from operating, investing and financing activities during the nine months ended March 31, 1996 resulted in net cash provided of $19,476,000 as compared with net cash used of $10,991,000 during the nine months ended March 31, 1995. See condensed consolidated statements of cash flows on page 5.

Operating activities provided cash of $7,776,000 during the nine months ended March 31, 1996 compared with cash provided of $24,049,000 for the nine months ended March 31, 1995. This change results from the use of cash since June 30, 1995 for operating assets and liabilities, net, which includes an increase in receivables from higher sales of home video games and gaming machines in fiscal 1996, and an increase in inventories related to the ramp-up of production of gaming machines. These increases were partially offset by an increase in accrued liabilities of the home video games business.

Investing cash flows used for the purchase of property, plant and equipment during the nine months ended March 31, 1996 were $10,065,000 as compared with $13,604,000 during the nine months ended March 31, 1995. The asset additions were primarily for the amusement games business. Investing cash flows provided by the net sale of short-term investments were $17,110,000 in the 1996 period compared to $11,949,000 used for the net purchase of short-term investments in the 1995 period. The nine months ended March 31, 1996 also included net cash provided of $7,996,000 acquired in the acquisition of Atari Games.

Cash used by financing activities for the payment of long-term debt was $3,670,000 for the nine months ended March 31, 1996 compared with cash used of $3,901,000 for the same period last year. Dividends paid to the minority shareholders of Williams Hospitality Group Inc. for the nine months ended March 31, 1996 were $684,000 compared to none in the prior nine month period.

The Condado Plaza has a $2,000,000 bank line of credit available which was fully utilized at March 31, 1996 and the El San Juan has a $1,000,000 bank line of credit available of which $600,000 was borrowed at March 31, 1996. Condado Plaza and El San Juan long-term debt agreements provide that advances, dividends and other payments to the owners are to be based on defined levels of cash flow from the respective hotel/casino. Management believes that cash flow from hotel/casino operations will be adequate to pay their long-term debt as it becomes due and provide for the normal planned capital additions.

WMS Industries Inc. has an uncollateralized bank line of credit which permits it to borrow up to $25,000,000 or permits it or U.S. operating subsidiaries to have letters of credit up to $25,000,000 outstanding. At March 31, 1996, there were no borrowings from this line of credit but there were outstanding letters of credit totaling $845,000. Interest on the initial borrowings will be at a short-term Eurodollar rate plus .75%. Management believes that cash flow from operations, cash and cash equivalents and amounts available under the line of credit will be adequate to fund the fluctuating level of inventories and receivables required in the operation of the business and provide for expansion of the business including the home video game business and gaming devices.

RESULTS OF OPERATIONS
- ---------------------

     The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):


                                                            Three months ended              Nine months ended
                                                                 March 31,                        March 31,
                                                           --------------------            -------------------
                                                             1996        1995                1996       1995
                                                           --------    --------            --------   --------
  REVENUES:
   Amusement games......................................    $67,500     $72,715            $264,956   $233,368
   Condado Plaza........................................     16,553      16,126              42,129     44,810
   Williams Hospitality.................................      6,108       5,904              12,944     13,640
   Intersegment revenues elimination - management fees..     (1,211)     (1,289)             (2,767)    (3,416)
                                                           --------    --------            --------   --------
     Total revenues.....................................    $88,950     $93,456            $317,262   $288,402
                                                           ========    ========            ========   ========
  SEGMENT OPERATING PROFIT (LOSS):
   Amusement games......................................    $ 6,219     $13,904            $ 25,834   $ 28,420
   Condado Plaza........................................      2,692         627               2,800       (245)
   Williams Hospitality.................................      4,606       3,493               8,371      7,214
                                                           --------     -------            --------   --------
     Total segment operating profit.....................     13,517      18,024              37,005     35,389

   Equity in loss of nonconsolidated affiliates.........       (318)     (2,392)             (3,915)    (6,272)
   General corporate expenses...........................     (1,602)     (1,598)             (4,203)    (4,059)
                                                           --------     -------            --------   --------
   Income from operations...............................     11,597      14,034              28,887     25,058

   Interest and other income............................      1,690       1,753               4,389      4,516
   Interest expense.....................................     (1,753)     (2,035)             (5,299)    (5,794)
                                                           --------     -------            --------   --------
   Income before tax provision and minority interests...    $11,534     $13,752            $ 27,977   $ 23,780
                                                           ========     =======            ========   ========


THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
THREE MONTHS ENDED MARCH 31, 1995

Consolidated revenues decreased to $88,950,000 in the quarter ended March 31, 1996 from $93,456,000 in the quarter ended March 31, 1995. Revenues of the amusement games business decreased 7.2% to $67,500,000 in the quarter ended March 31, 1996. The decrease in amusement games revenues was attributable to lower licensing revenue, a 49% decline in revenue from pinball sales, caused by a very weak market, in part offset by increased revenues from slot machine and home video game sales. Shipments of home video games Doom and Mortal Kombat 3 continued to exceed expectations in the quarter ended March 31, 1996 notwithstanding the high level of shipments of these games during the 1995 holiday season.

Gross profit (excluding depreciation) of the amusement games business decreased in the quarter ended March 31, 1996 to $15,889,000 (23.5% of amusement games business revenues) compared with $21,394,000 (29.4% of such revenues) in the quarter ended March 31, 1995. Gross profit in the quarter ended March 31, 1996 included $7,698,000 compared to $13,500,000 in the prior year quarter from the licensing of the distribution of video games for use on personal computers and licensing certain foreign distribution of home video games. Excluding the gross profit from licensing agreements, gross profit for the March 31, 1996 quarter would have been $8,191,000 (14.2% of comparable revenues) compared with $7,894,000 (13.7% of comparable revenues) in the March 31, 1995 quarter. Excluding gross profit from the licensing agreements, amusement games gross profit would have had a sizeable increase in comparison to the prior year third quarter due to higher revenues from home video games that have a higher gross margin than coin operated game sales, however, lower gross profit from pinball sales compared to the prior year third quarter and increased research and development expense nearly offset the increase from home video game sales resulting in a modest increase. Planned research and development expense increased 48% to $9,175,000 in the quarter ended March 31, 1996 from $6,189,000 in the prior year quarter. The increased research and development expenses include expenses associated with the Company's development of gaming products and new video games.

Operating profit of the amusement games business on a segment basis decreased to $6,219,000 in the quarter ended March 31, 1996 from $13,904,000 in the prior year second quarter. The decline in operating profit was primarily due to the same reasons as the decrease in gross profit noted above but was further reduced by higher selling and administrative and depreciation expenses. The higher selling and administrative expense was almost entirely from the gaming products business.

Condado Plaza revenues were $16,553,000 in the quarter ended March 31, 1996 compared to $16,126,000 in the quarter ended March 31, 1995. Hotel revenues were slightly lower than the prior year quarter due a lower average room rate while casino net revenue was higher due to a higher win percentage and lower casino promotional expenses.

The Condado Plaza's profit before selling and administrative expense (excluding depreciation) of $6,939,000 (41.9% of the Condado Plaza revenues) in the quarter ended March 31, 1996 increased over the prior year quarter profit of $5,773,000 (35.8% of the Condado Plaza revenues). The increase was due to higher casino net revenues and cost reductions in both the hotel and casino.

The Condado Plaza on a segment basis had operating profit of $2,692,000 for the March 31, 1996 quarter compared with operating profit of $627,000 in the quarter ended March 31, 1995. Operating profit increased as the result of lower administrative and depreciation expenses, coupled with higher profit before selling and administrative expense as noted above.

Williams Hospitality revenues (before intersegment elimination) increased to $6,108,000 in the quarter ended March 31, 1996 from $5,904,000 in the quarter ended March 31, 1995. The Williams Hospitality higher revenue is primarily from higher management fees from all three hotel/casino properties partially offset by lower centralized service fees as certain services are now performed at the properties. The increased segment operating profit of $1,113,000 results primarily from the increase in management fees.

The equity in loss of nonconsolidated affiliates was ($318,000) in the quarter ended March 31, 1996 as compared with ($2,392,000) in the quarter ended March 31, 1995. The change included a decrease in the Company's equity in net loss from the El Conquistador Hotel and Casino that was ($1,125,000) in the quarter ended March 31, 1996 compared with ($2,819,000) in the March 31, 1995 quarter. Like most resort properties El Conquistador is expected to report losses in its early years, but the Company's 23.3% equity in the losses are expected to be largely offset by the Company's 62% interest in the management fees earned during the year by Williams Hospitality from El Conquistador. The 50% equity in the income of the El San Juan of $807,000 in the quarter ended March 31, 1996 compares to equity in income of $427,000 in the prior year quarter. The El San Juan's hotel revenues increased but the casino experienced a 9% decline in its net revenues primarily from lower table play. The El San Juan's income increased due to higher hotel revenues and reduced casino operating expenses including a lower provision for bad debts.

Consolidated selling and administrative expense increased over the prior year quarter primarily as a result of the increased selling and administrative expenses related to the casino slot machine business partially offset by lower expenses in the hotel/casino operations.

Net income in the third quarter of fiscal 1996 was $7,121,000, $.30 per share, in comparison to net income of $8,027,000, $.33 per share, in the fiscal 1995 third quarter. The March 31, 1996 quarter includes net income of $4,318,000, $.18 per share, and the March 31, 1995 quarter includes net income of $8,130,000, $.34 per share, from licensing the distribution of video games for use on personal computers and licensing certain foreign distribution of home video games. The hotel/casino operating results improved with net income of $3,945,000, $.16 per share, in the March 31, 1996 quarter in comparison to a net loss of ($191,000), ($.01) per share, in the prior year third quarter. After excluding the hotel/casino operating results the decline in third quarter net income compared to prior year third quarter was due to lower licensing net income noted above and higher research and development expenses, the benefits of which are expected to be realized in future periods


NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH
NINE MONTHS ENDED MARCH 31, 1995

Consolidated revenues increased from $288,402,000 in the nine months ended March 31, 1995 to $317,262,000 in the nine months ended March 31, 1996. Revenues of the amusement games business increased 13.5% to $264,956,000 in the nine months March 31, 1996 from significantly higher sales of video games into the home video game market than in the prior year period. Home video game sales for the nine months ended March 31, 1996 consisted primarily of Doom and Mortal Kombat
3. Coin operated amusement games revenues decreased approximately 32% in the nine months ended March 31, 1996 compared to the March 31, 1995 period. This decrease was primarily due to a 54% decrease in pinball sales caused by a weak market.

Gross profit (excluding depreciation) of the amusement games business increased in the nine months ended March 31, 1996 to $67,236,000 (25.4% of amusement games business revenues) compared with $53,046,000 (22.7% of such revenues) in the nine months ended March 31, 1995. Excluding the $7,698,000 increase in gross profit in the nine months ended March 31, 1996 from the licensing of the distribution of video games for use on personal computers and licensing certain foreign distribution of home video games, gross profit from the amusement game business would have been $59,538,000. In the nine months ended March 31, 1995, gross profit would have been $31,446,000 excluding the gross profit from licensing of the distribution of home video games. This improvement in gross profit resulted from significantly higher revenues from home video game sales, which have a higher gross margin than coin operated game sales, partially offset by lower gross profit from pinball sales and higher research and development expense. As planned, research and development expense increased to $26,718,000 in the nine months ended March 31, 1996 from $18,961,000 in the prior year period. The increased research and development expenses include expenses associated with the Company's development of gaming products and new video games.

Operating profit of the amusement games business on a segment basis decreased to $25,834,000 in the nine months ended March 31, 1996 from $28,420,000 in the nine months ended March 31, 1995. Higher gross profit discussed above was more than offset by increased selling and administrative and depreciation expenses. The increase in selling and administrative expense of amusement games was primarily caused by a $12,517,000 increase in selling and administration expense for home video games and an increase in such cost in the gaming products business. The home video games business is expected to incur higher selling expense as a percentage of sales than the coin operated games business due to the significant promotions required to support product sales at the retail level. The home video business is expected to generate a higher gross profit as a percentage of sales to more than offset the increased selling cost.

Condado Plaza revenues were $42,129,000 in the nine months ended March 31, 1996 compared to $44,810,000 in the nine months ended March 31, 1995. Hotel revenues were slightly lower than the prior year period due to lower food and beverage sales. Casino net revenue decreased primarily due to a significantly lower win percentage, notwithstanding higher table play.

The Condado Plaza's profit before selling and administrative expense (excluding depreciation) increased to $14,966,000 (35.5% of the Condado Plaza revenues) in the nine months ended March 31, 1996 from $14,116,000 (31.5% of the Condado Plaza revenues) in the nine months ended March 31, 1995. The increase was due to lower expenses due to cost reductions in both the hotel and casino.

The Condado Plaza on a segment basis had operating profit of $2,800,000 for the nine months ended March 31, 1996 compared with an operating loss of ($245,000) in the nine months ended March 31, 1995. The improved results reflect higher profit before selling and administrative expense discussed above and lower administrative and depreciation expenses in the current nine month period.

Williams Hospitality revenues (before intersegment elimination) decreased to $12,944,000 in the nine months ended March 31, 1996 from $13,640,000 in the nine months ended March 31, 1995. The lower revenues at Williams Hospitality are primarily from reduced centralized services provided to the properties as certain services are now performed at the properties, partially offset by higher management fees that resulted in the $1,157,000 increase in segment operating profit.

The equity in loss of nonconsolidated affiliates was ($3,915,000) in the nine months ended March 31, 1996 as compared with ($6,272,000) in the nine months ended March 31, 1995. The decreased loss was primarily due to the Company's equity in net loss from the El Conquistador Hotel and Casino that was ($3,633,000) in the nine months ended March 31, 1996 compared to equity in loss of ($5,936,000) in the prior year period. Like most resort properties El Conquistador is expected to report losses in its early years, but the Company's 23.3% equity in the losses are expected to be largely offset by the Company's 62% interest in the management fees earned during the year by Williams Hospitality from El Conquistador. The 50% equity in the loss of the El San Juan was ($282,000) in the nine months ended March 31, 1996 compared to equity in loss of ($336,000) in the prior year nine month period. The El San Juan's hotel revenues increased in the current nine month period but the casino experienced a 28% decline in its net revenues from both lower table play and lower win percentage. Lower casino revenues were partially offset by lower casino operating expenses including a lower provision for bad debts.

Consolidated selling and administrative expense increased primarily as a result of increased selling and administrative expenses of the home video game business to support new product releases and selling and administrative expenses related to the casino slot machines partially offset by lower hotel/casino selling and administrative expenses.

The nine months ended March 31, 1996 net income was $16,282,000, $.68 per share, in comparison to $13,056,000, $.54 per share, in the nine months ended March 31, 1995. Net income for the nine months ended March 31, 1996 included $4,318,000, $.18 per share, related to licensing the distribution of video games for use on personal computers mentioned above as compared to $13,314,000, $.56 per share, in the nine months ended March 31, 1995. Excluding the net income from licensing, the improvement in net income over the prior year nine month period was from profits generated from significantly higher home video game sales and net income of $.08 per share from the hotel/casino business as compared to a prior year nine month net loss of ($.13) per share from the hotel/casino business offset by higher research and development expenses, the benefits of which are expected to be realized in future periods, and lower profits generated from lower coin operated game sales.

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

                                           WMS INDUSTRIES INC.
                                           -------------------
                                           (Registrant)



Dated:  May 13, 1996               By:  /S/ Harold H. Bach, Jr.
                                   ----------------------------
                                            Harold H. Bach, Jr.
                                            Vice President-Finance
                                            Principal Financial and
                                            Chief Accounting Officer