Form 10-K405
period 1996-06-30
WMS INDUSTRIES INC /DE/
filed 1996-09-26
CIK 350077

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                         COMMISSION FILE NUMBER 1-8300
                            ------------------------

                              WMS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       36-2814522
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)
    3401 NORTH CALIFORNIA AVE., CHICAGO,                          IL 60618
  (Address of principal executive offices)                       (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 312-961-1111
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

             TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
- ---------------------------------------------   ---------------------------------------------
        Common Stock, $.50 par value                       New York Stock Exchange
 5 3/4% Convertible Subordinated Debentures
                   Due 2002                                New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the 24,049,710 shares of Common Stock held by non-affiliates of the registrant on August 30, 1996 was $556,149,544. On such date, the closing price of the Common Stock on the New York Stock Exchange, Inc. was $23.125 per share and the number of shares of Common Stock outstanding (excluding 52,312 shares held as treasury shares) was 24,159,000 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE:                            PART
- ----------------------------------------------------------------------------------   ---------
Annual Report to Stockholders of Registrant for year ended June 30, 1996..........   I, II, IV

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

                        GENERAL DEVELOPMENT OF BUSINESS

     WMS Industries Inc. (the "Registrant") was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. Registrant's principal executive offices are located at 3401 North California Avenue, Chicago, Illinois 60618. During fiscal year 1996 the Registrant, through its subsidiaries and affiliates (hereinafter, the "Company"), designed, published and marketed interactive entertainment software played in both the coin-operated and home video game markets ("Video Games") and was engaged in the design, manufacture and sale of coin-operated pinball and novelty games ("Pinball & Novelty Games") and video lottery terminals and slot/video gaming machines ("Gaming Equipment") (the Video Games, Pinball & Novelty Games and Gaming Equipment operations are collectively referred to herein as "Amusement Games Operations") as well as the ownership and operation of hotels and casinos in Puerto Rico ("Hotel & Casino Operations").

     On March 29, 1996, a wholly-owned subsidiary of the Company acquired all the capital stock of Atari Games Corporation ("Atari Games") from Warner Communications Inc., a subsidiary of Time Warner Inc. Headquartered in Milpitas, California, Atari Games is engaged in the business of developing, manufacturing, licensing, publishing and distributing coin-operated video games and interactive entertainment software for use in the home on all major dedicated platform hardware systems and on personal computers.

     On June 27, 1996, the Company announced restructuring initiatives intended to, among other things, reduce regulatory burdens and risks, enhance stockholder value by enabling investors to value three distinct areas of the operations and reduce expenses of pinball operations. The restructuring will entail a spin-off of 100% of the Company's Hotel & Casino Operations to the Company's stockholders; the initial public offering of approximately 15% of the Video Games business; and the continuation by the Company of the down-sized Pinball & Novelty Games operations.

     On September 13, 1996, Midway Games Inc. (formerly known as Midway Manufacturing Company) ("Midway"), the Company's subsidiary engaged in the Video Games business, filed with the Securities and Exchange Commission a Form S-1 Registration Statement in preparation for an initial public offering of 5,100,000 shares of Midway common stock (5,865,000 shares if the underwriters' over-allotment option is exercised in full) at an anticipated initial offering price of between $20 and $22 per share. Midway will have outstanding 38,500,000 shares upon completion of the offering (39,265,000 shares if the underwriters' over-allotment option is exercised in full) of which the Company will own 33,400,000 shares. The managing underwriters of the offering, which is expected to commence in late October 1996, are Oppenheimer & Co., Inc., Hambrecht & Quist LLC, UBS Securities LLC and Wasserstein Perella Securities, Inc. Midway intends to use the proceeds of the offering for working capital and general corporate purposes, to pay a $50 million dividend note owed to the Company and to repay seasonal working capital borrowings from the Company.

     This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Discussions containing such forward-looking statements may be found in the materials set forth under "Amusement Games Operations" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1996 Annual Report to Stockholders (the "1996 Annual Report"). The Company's actual results could differ materially from those anticipated in the forward-looking statements.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The proposed Hotel & Casino Operations spin-off will split the Company into two independent public corporations. Accordingly, the financial position, results of operations and cash flows of that business segment have been reported as discontinued operations in the Consolidated Financial Statements in the 1996 Annual Report. The balance of the Company's businesses has been reported in the following three industry segments: Video Games, Pinball & Novelty Games and Gaming Equipment with financial information about such industry segments for the years ended June 30, 1996, 1995 and 1994 appearing at
Note 18 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report which information is incorporated herein by reference. Revenues from the principal products included in the Video Games segment for the years ended June 30, 1996, 1995 and 1994 were as follows:

                                                                             JUNE 30,
                                                                 --------------------------------
                                                                   1996        1995        1994
                                                                 --------    --------    --------
                                                                          (IN THOUSANDS)
Revenues
  Home video..................................................   $154,102    $ 60,839    $ 23,959
  Coin-operated video.........................................     91,321     119,640      97,923
                                                                 --------    --------    --------
Total revenues................................................    245,423     180,479     121,882

                           AMUSEMENT GAMES OPERATIONS

                                    GENERAL

     During the fiscal year ended June 30, 1996, the Company was a designer, manufacturer and marketer of Video Games, Pinball & Novelty Games and Gaming Equipment. The Company conducts the Video Games business segment through its subsidiary Midway Games Inc. which markets coin-operated video games under the Midway(R) and Atari(R) trademarks and which has marketed home video games under the Williams(R), Tradewest(R), Tengen(R) and Time Warner Interactive(R) trademarks. Commencing with Midway's fall 1996 product line, home video games will be marketed under the Midway(R) trademark. The Company's Pinball & Novelty Games business segment is conducted through its subsidiaries Williams Electronics Games, Inc. ("Williams") and Fun House Games Inc. ("Fun House Games") which market products under the Bally(R), FunHouse(R) and Williams(R) trademarks. The Gaming Equipment business segment is conducted through the Company's subsidiary WMS Gaming Inc. which markets its products under the "Williams(R)" trademark. The Company also derives revenue from licensing its products to others, including the merchandising of audio and visual aspects of games for motion pictures, television and consumer products.

VIDEO GAMES

     Coin-operated Games: Coin-operated video games utilize specialized technology and hardware platforms and are manufactured in self-contained cabinetry containing large video screens that display the game. Multiple players can play the same game simultaneously and games are generally designed to permit the players to play against each other, in addition to being able to play against the game itself. Most coin-operated video games cost 50c to play a game of approximately two minutes in duration. New technologies employed in the manufacturing of coin-operated video games utilize advanced video platforms in which digital images are mapped to computer generated polygons that allow for the creation of three-dimensional graphic images.

     The Company is one of the leading developers and marketers of coin-operated video games, having recently released such titles as Mortal Kombat, Cruis'n USA and NBA Jam and, through its recently acquired Atari Games subsidiary, such titles as Area 51 and Primal Rage. During fiscal 1996, four coin-operated video games were introduced under the Midway name -- NBA Hangtime, Killer Instinct 2, Wrestlemania and Open Ice and Atari Games released one coin-operated video game called Area 51. Also during fiscal 1996, the Company introduced TouchMaster, a touchscreen countertop game containing multiple game options. In fiscal 1997, the Company plans to release approximately 12 new coin-operated video games, including Mortal Kombat 4, Cruis'n the World and War Gods. At the March 1996 Amusement Operators Expo, Play Meter Magazine named Cruis'n USA the Best Dedicated Video Game and Mortal Kombat 3 the Best Video Game Conversion Kit. Additionally, the American Amusement Machine Association ("AAMA") named the Company its 1996 Manufacturer of the Year. Midway's Mortal Kombat 3 coin-operated video game conversion kit was awarded the AAMA 1996 Diamond Sales Achievement Award -- the highest category of award presented in any given year
- -- and several of the Company's other games won Platinum and Gold sales awards in 1996. At the September 1995 Amusement and Music Operators Association ("AMOA") trade show, Cruis'n USA was named Most Played Dedicated Video Game and Mortal Kombat 3 was named Most Played Conversion Kit. Additionally, the Company's Cruis'n USA and Area 51 have been nominated for the

Most Innovative Video Game Award and its Mortal Kombat 3 and Area 51 have been nominated for the Most Innovative Conversion Kit Award, which awards will be presented at the Fall 1996 AMOA trade show.

     Home Games: Like coin-operated video games, interactive software programs for the home allow the consumer to participate actively in the outcome of the game. The interactive software publishing business involves the creation or acquisition of titles or intellectual property rights, the development of interactive software products based on these titles or rights, and the publication, marketing, merchandising, distribution and licensing of the resulting software products. This process in general involves converting software created for the coin-operated version of a game into software for use on the multiple platforms on which home games are released. The business is highly dependent on consumer tastes and preferences and on the commercial success of the hardware platforms for which the software is produced. The principal types of interactive hardware platforms are dedicated game systems, such as those manufactured by Nintendo, Sony and Sega, portable game systems and personal computers. The Company began to publish home video games based on its own coin-operated video games in September 1995 with the introduction of Mortal Kombat 3, the best selling home video game in the United States in 1995. In April 1994 Midway acquired the operating assets and business of three commonly-owned companies ("Tradewest"): Tradewest, Inc., Tradewest International, Inc. and The Leland Corporation, a home video game development and distribution business, and in March 1996 Midway acquired Atari Games, a leading designer, publisher and marketer of interactive entertainment software. Midway also significantly increased its research and development expenditures to $32.5 million in fiscal 1996, up from $14.7 million in fiscal 1995. During fiscal 1996, the Company published eight video games for the home market, including Mortal Kombat 3 and two games developed by Atari Games and released after its acquisition by the Company. In fiscal 1997, the Company plans to release approximately 20 titles, including Ultimate Mortal Kombat 3, Mortal Kombat Trilogy, Mortal Kombat Mythologies, NBA Hangtime, Doom 64, Final Doom, War Gods, Robotron X, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, Area 51 and several collections of arcade classics.

PINBALL & NOVELTY GAMES

     Pinball Games: Based on industry awards with respect to the Company's coin-operated pinball games and the number of such games sold in comparison to its competitors, the Company believes it is the world's leading manufacturer of pinball games, producing pinball games under both the Williams and Bally trade names. Coin-operated pinball games utilize electromechanical devices such as flippers to propel steel balls on an intricately designed playing field. These games are generally designed by members of the Company's internal design staff but may be designed by outside consultants. During fiscal 1996, the Company introduced eight new pinball game models -- four for the Williams product line and four for the Bally product line. The AAMA 1996 Platinum Sales Achievement Award -- the second highest category of award presented in any given year -- was given to the Bally pinball game Theatre of Magic and Gold and Silver Sales Achievement Awards were won by six of the Company's pinball games. The Addams Family pinball game established a new record by winning the AMOA's Most Played Pinball Game Award for four consecutive years at the Fall 1995 AMOA trade show. Williams and Bally pinball games have received three of the five nominations for Most Innovative Pinball Game to be decided at the Fall 1996 trade show.

     Shuffle-Alley and Novelty Games: For over fifty years the Company and its predecessors have been the industry leader in the design, engineering and manufacturing of coin-operated shuffle alley games. Shuffle-alley games offer a simulation of bowling with varied scoring options. During fiscal 1996, the Company produced League Champs, its newest version of shuffle alley. Coin-operated novelty redemption games dispense tickets when a certain level of skill is achieved. Such games comprise a large proportion of games located in family entertainment centers. Tickets won may be redeemed by the player for merchandise of nominal value. During fiscal 1996, the Company established Fun House Games to develop and market novelty games and sold Wheel of Fortune, based on one of the most successful TV game shows of all time. Additional novelty games introduced in fiscal 1996 were Safecracker and Ticket-Tac-Toe.

     Due to an industry wide decline in demand for pinball games, the Company has determined to downsize its Pinball & Novelty Games segment operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1996 Annual Report.

GAMING EQUIPMENT

     Video Lottery Terminals: The Company's subsidiary WMS Gaming Inc. markets video lottery terminals under the Williams(R) trademark ("VLT" or "VLTs"). VLTs offer a wide selection of exciting, menu-driven games, including poker, keno, blackjack and video slot games. The Williams VLTs feature enhanced viewing through high-resolution 19" monitors which vividly display digitized images in up to 256 colors simultaneously as well as compact-disc quality digitally produced sound effects and music. Game selection and play are initiated by lightly touching a touch screen which is bonded to the monitor for a clearer picture and reduced risk of damage. VLTs accept both coins and bills in varying denominations via an electronic coin validator or high-security bill validator to insure a high-level of fraud protection. All money handling and storage compartments, as well as the long-life, programmable printer, are secured with heavy duty, multiple barrel locks which are accessed separately. A heavy gauge steel cabinet and innovative drip system protect internal components. Williams VLTs are equipped with built-in, self diagnostic software to identify problem areas and to electronically record all aspects of machine operation, including game play, wagering/payout data and physical breaches such as opening doors, removing currency, accessing the central processor and disconnecting the power source. Extensive information storage capacity allows for periodic telephone polling by the central computer or on-line, real time monitoring. Williams VLTs communicate with mainframe central site computers and retail validation terminals through internal modems, master/slave configurations and fiber optic connections. VLTs are designed for low-stakes entertainment in age-controlled establishments such as restaurants serving alcoholic beverages and bars.

     The Williams Multi-Magic, successor to the popular Midas Touch VLT, is available in three different model configurations -- one of which provides unique player comfort through a combination of a slant-top playing surface and built-in seating. VLTs represent a source of revenue for jurisdictions in addition to taxes and may be operated as stand-alone units or may interface with central monitoring computers operated by governmental agencies. To date, VLT operations are conducted or planned in the United States in Delaware, Louisiana, Montana, Oregon, Rhode Island, South Carolina, South Dakota and West Virginia and in Australia, all Provinces of Canada except British Columbia and certain countries of Europe. WMS Gaming Inc. has been approved as a manufacturer and has delivered VLTs into ten of such jurisdictions. The Company intends to sell, lease or operate on a revenue-sharing basis VLTs in all legalized jurisdictions subject to receipt of necessary licensing approvals.

     Slot/Video Gaming Machines: The Company has designed and developed a series of gaming machines for casinos located in established gaming jurisdictions including jurisdictions permitting casino gaming on riverboats and on Native American reservations. The Williams Platinum FX Series casino mechanical slot machines are designed to attract players with innovative concepts including stunning visuals, high-quality audio from the Company's proprietary Digital Compression System ("DCS") sound system and back-lit reels for exciting game play. Digital sound effects and music are customized to each theme-based game and, for interactive gaming experience, ReelFX high torque stepper motors allow operators to select from three speeds of reel spin for a customized rate of game play as well as provide enhanced reel animations for select games. The Platinum FX Series slot machine is sold in upright or Quantum slant top configurations. The Williams Quantum XL Series casino slant top is the first video touch screen multi-game casino slant-top gaming product to offer a 19" high resolution monitor. Players can play a variety of games chosen from a full menu of games, including blackjack, poker, keno and video slot games, without ever needing to leave the comfort of their seats to search for another machine which allows casinos to minimize floor space usage. Based on the same technology that drives the Platinum FX Series slot machine, the Quantum XL Series slant top also features attractive and entertaining game themes with vibrant, full-color graphics and custom sound packages. The Company recently introduced a new generation of slot machines that integrates dotmatrix animation with traditional games to create a "game within a game" -- the GX Series slot machine which uses state-of-the-art dotmatrix animation capabilities to create a secondary game effect for longer, more exciting play. As they play the primary slot game and achieve certain milestones, players move on to play a secondary game for additional bonus credits. The secondary game is viewed on a dotmatrix display which is built into the top box, giving players a sense of "investment" in the game which contributes to player interest and extended play. The GX

Series slot machine is also available in upright or Quantum slant top models. All slot/video gaming machines feature the Williams proprietary DCS sound system.

     In the United States the Company is authorized to sell its gaming machines in Arizona, Colorado, Connecticut, Illinois, Indiana, Missouri, Minnesota, Mississippi, Nevada, New Jersey, North Dakota, South Carolina, South Dakota and Wisconsin as well as to cruise ships operating in international waters. The Company is also authorized to sell its product directly or through distributors in several international jurisdictions.

     See "Item 3. Legal Proceedings" with respect to certain patent litigation between the Company and International Game Technology involving reel-type slot machines.

                               BUSINESS STRATEGY

     General: The Company's overall business strategy is to expand and diversify its Amusement Games Operations through forming strategic relationships to promote, and by investing in businesses which complement, existing product lines in order to provide substantial growth opportunities in future years as well as to produce games that are the most fun and exciting to play through the utilization of the creative talents of its experienced game designers. The Company currently employs approximately 360 game design personnel organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. The Company believes that this environment, together with a compensation structure that rewards design teams for the success of their games and a policy of providing design teams substantial independence and flexibility, enables the Company to attract and retain the best game designers in the industry. The design teams are supported by state-of-the-art design technology that allows for the creation of cutting-edge three-dimensional graphics and advanced audio effects. The Company has developed its own proprietary hardware and software for creating digitally texture mapped polygon images, which enable it to produce games with state-of-the-art visual simulations at cost levels that are attractive to customers. The Company has also created proprietary tools to facilitate the development of new products, the transfer of game features from one product to another and the transfer of existing products to additional hardware platforms. The Company believes its proprietary hardware and software have helped it to achieve and sustain a reputation for developing high quality products and to position itself for involvement in evolving technologies.

     Video Games: The Company's business strategy for Video Games is based upon the following:

     - Create portfolio of exciting games -- The key to success in the video game business is to produce games that are fun and exciting to play, which requires the creative talents of experienced game designers. Midway employs over 250 game design personnel organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The design teams are supported by state-of-the-art design technology that allows for the creation of cutting-edge three-dimensional graphics and advanced audio effects. Midway produces games in the action, simulation, adventure and sports categories.

     - Exploit coin-operated proving ground -- Midway generally develops its video games for initial release in the coin-operated market. To be successful, a coin-operated video game must be action packed and fun, and provide enough excitement to encourage players to spend 50c almost every two minutes. Midway considers coin-operated games that sell at least 5,000 units and home games that sell at least 100,000 units per dedicated platform to be successful games. Midway's experience has been that a successful coin-operated video game is almost always a success in the home market. Each of the coin-operated video games released by Midway in the past four years which has sold at least 5,000 units has then sold at least 100,000 units for each major dedicated platform on which it was released in the home market. The significant benefits realized by Midway from this strategic approach are that (i) the results achieved in the initial coin-operated release are a meaningful indicator of the success the game might realize in the home market and help to determine the strategy which Midway will follow in releasing the game in the home market, (ii) the knowledge that a particular coin-operated video game is popular with consumers allows Midway to maximize profitability through simultaneous publication across multiple home platforms thereby spreading developmental, advertising and promotional costs over a greater number of units and (iii) a successful coin-operated game promotes sales for the subsequent home version of the game among the players exposed to the game in arcades and other coin-operated venues.

     - Maintain platform independence -- Midway develops games for all major dedicated home platforms (Nintendo, Sony and Sega) as well as for the personal computer. Midway is a leading developer of video games for the 32- and 64-bit game platforms, commonly referred to as "next generation" platforms, which are currently being marketed by hardware manufacturers. In fiscal 1997, Midway expects to release more games on the new Nintendo 64 platform than any developer other than Nintendo itself. Because it produces video games for multiple platforms, Midway is not dependent on any particular game platform. Midway believes it is well positioned for the rapid technological evolution that characterizes the home video game market.

     - Exploit franchise and library value -- Midway seeks to exploit its franchise properties such as Mortal Kombat. In fiscal 1997, Midway plans to release a new coin-operated game, Mortal Kombat 4, and three additional home games, Ultimate Mortal Kombat 3, Mortal Kombat Trilogy and an adventure game tentatively entitled Mortal Kombat Mythologies. An animated television series based on Mortal Kombat is scheduled to air in the fall of 1996, and a sequel to the movie version of Mortal Kombat is scheduled to be released in the summer of 1997. Midway also seeks to utilize its large library of video games to release "arcade classics" and updated versions of such classics. For the home market in fiscal 1997, Midway plans to release three collections of arcade classic games and Robotron X, a new version of a classic arcade game.

     - Develop multi-site game playing network -- Midway is testing its own proprietary multi-player interactive video game playing network technology known as Wavenet, allowing players to play against others located at remote coin-operated locations. This technology has consistently resulted in greater player utilization and profitability of games. As new on-line interactive formats develop for game playing, such as over the Internet or other networks, Midway intends to create a competitive advantage by exploiting its developing multi-player network technology.

     Pinball & Novelty Games: At the close of the 1996 fiscal year the Company began a downsizing of its pinball design and manufacturing operations as a result of the industry-wide decline in demand for pinball games. Notwithstanding this market contraction, the Company believes it will be able to maintain its share of the worldwide pinball games market as a result of its leadership in design and engineering which is evidenced by the continued annual achievement awards bestowed by the AMOA and AAMA. Such leadership enables the Company to offer its distributors a broad variety of innovative pinball games which result in greater operator profit through increased player interest, mechanical reliability and serviceability. The Company's design and engineering staff has been the industry leader in innovations such as music and other sound effects, multi-level playing fields, multi-ball releases and in reliability improvements such as solid state technology and sophisticated diagnostic testing to quickly locate any malfunction. Many of the Company's pinball and novelty games use common parts, creating manufacturing efficiencies and assisting customers in servicing machines and controlling parts inventory costs. In the past, the Company has generally introduced eight new pinball machines per year in order to sustain player interest while spreading research, development and manufacturing expenses to maintain competitive pricing. However, it is anticipated that as a result of the Company's decision to downsize the Pinball & Novelty Games segment, the Company will introduce five models in the 1997 fiscal year.

     Gaming Equipment: The Company continues to provide VLTs to most of the jurisdictions which have authorized such gaming. During fiscal 1996, the Delaware Lottery introduced machine gaming in the form of VLTs and the Ontario Gaming Commission announced it would be establishing VLT gaming for traditional VLT venues such as racetracks and other age-controlled environments. The Company believes its success in designing, manufacturing and selling VLTs will enhance its recent entry into the gaming machine market for casinos. The Company is confident that by combining its expertise in VLT design with innovative new gaming machine product concepts being developed by its designers and by increasing its employee base to include experienced casino/gaming machine personnel, it will continue its expansion in the casino gaming machine market as well as continue its strong presence in the VLT market as new jurisdictions legalize such gaming. The Williams slot machine line offers casinos a variety of game themes, all with original soundtracks, art and varying paytables. Like amusement games, gaming machines for casinos emphasize innovation, reliability, price and player appeal all of which are expected to translate into substantial earnings for casino owners. The Company's new gaming machines have more advanced technological features than its existing machines which are expected to elevate excitement for end-users.

                           MARKETING AND DISTRIBUTION

VIDEO GAMES

     Coin-operated Games: Coin-operated video games are sold under the Midway and Atari trademarks. Coin-operated video games are marketed primarily through approximately 40 independent distributors worldwide. Distributors sell these products to operators who own and operate the machines and place them in amusement arcades, restaurants, taverns, convenience stores and movie theaters. Distributors are primarily responsible for the sale and distribution of these products in designated territories and are generally expected to provide replacement parts and service and to arrange for installment financing. It is customary for distributors of the Company's coin-operated video games also to distribute games produced by other manufacturers. Coin-operated video games are marketed through trade shows, promotional videotapes and advertising in trade publications. Midway maintains separate sales and marketing teams for its Midway and Atari product lines.

     Home Games: The Company's home video games have been marketed under the Williams and Tradewest trademarks and Atari Games home video games have been marketed under the Tengen and Time Warner Interactive trademarks. Commencing with Midway's fall 1996 product line, all home video games will be marketed under the Midway trademark. The Company began to publish home video games based on its own coin-operated video games in September 1995 with the introduction of Mortal Kombat 3, the best selling home video game in the United States in 1995. Prior to that time, the Company had granted Acclaim Entertainment the right to publish home video game versions of most coin-operated video games released by the Company.

     Home games are marketed in the United States through the Company's internal sales staff and through independent sales representatives to approximately 15,000 stores domestically, including mass merchandisers, national and regional retailers, discount store chains, video rental retailers and entertainment software distributors. The Company's marketing activities include television and print advertising, retail store promotions, direct mailings and user support programs. The Company also utilizes a store-oriented marketing approach which includes point-of-purchase promotions, use of display cards and other forms of merchandise displays. The Company's sales literature, which features advance information on new products, encourages potential users to purchase the Company's products at their local retail outlets, creating retail demand for new products before their release. The Company provides technical support for its home products through its customer support department, which is staffed by personnel trained to respond to customer inquiries.

     Midway's principal customers for its home video games are mass merchandisers such as Toys-R-Us, Wal-Mart and Best Buy. Sales to Toys-R-Us in fiscal 1996 represented 12.6% of total revenues of Midway. It is customary for the sales representatives and the distributors of the Midway's home games who are assigned specific territories to also distribute games produced by other manufacturers. Midway exploits the worldwide markets for these games through direct distribution channels and market licensing agreements.

     The Company also entered into strategic relationships for the distribution of home games. In December 1994, the Company appointed GT Interactive as distributor of certain of its games as adapted for personal computers worldwide. In March 1995, the Company also appointed GT Interactive as an international distributor (excluding the U.S., Canada and Mexico) of certain of the Company's domestically distributed home video games on several of the next generation platforms now being introduced, such as Sega Saturn and Sony PlayStation. The Company's personal computer and platform game distribution agreements with GT Interactive expire in March 2000 and June 2001, respectively, subject to various conditions under which each agreement may be extended if advances remain unrecouped. Games optioned under these agreements are licensed for varying terms. In March 1996, the Company entered into agreements with GT Interactive with respect to games developed by Atari Games, which agreements contain similar expiration and renewal provisions as the other agreements. Advances under the Atari Games agreements are recoupable in certain circumstances from royalties payable under the other agreements. As a result of advances received, the Company does not expect that it will recognize significant further revenue from the exploitation of its games in the territories or on the platforms licensed to GT Interactive during at least the next two years.

     In March 1994, the Company formed a joint venture with Nintendo to develop video games on certain platforms being developed by Nintendo. The joint venture is owned 50% by each of the Company and Nintendo. In connection with the formation of the joint venture, the Company also entered into arrangements with Nintendo for the development of a version of Cruis'n USA for Nintendo 64. The joint venture has the right to distribute home versions of any coin-operated sequels of Cruis'n USA developed by the Company and the right of first negotiation with respect to distribution of home versions of any coin-operated video games developed by the Company on a new coin-operated platform being developed by Nintendo. To date, no home video games have been released through this joint venture.

PINBALL & NOVELTY GAMES

     Coin-operated pinball and novelty games are sold under the Williams, Bally and Fun House trademarks. Pinball and novelty games are marketed through approximately 50 independent distributors worldwide. Distributors sell these products to operators who own and operate the machines and place them in amusement arcades, restaurants, taverns, convenience stores and movie theaters. Distributors are primarily responsible for the sale and distribution of these products in designated territories and are generally expected to provide replacement parts and service and to arrange for installment financing. It is customary for distributors of the Company's novelty games also to distribute games produced by other manufacturers, however, the appointment of distributors of the Company's pinball games are generally made on an exclusive basis pursuant to which the distributors are required to handle only the Company's pinball games and to commit to minimum pinball game purchases. Pinball and novelty games are marketed through trade shows, promotional videotapes and advertising in trade publications.

GAMING EQUIPMENT

     Video Lottery Terminals: The VLT market is different from both the casino market and the traditional lottery market. Most VLTs are located in places where gaming is not the principal attraction and the stakes and payoffs are relatively low. In certain jurisdictions VLTs are privately owned either by the owners of the establishments in which the terminals are placed or by route operators or distributors who contract with establishment owners to install, service and maintain the terminals. In other jurisdictions,VLTs may be owned by or leased to the government or its appointed agent or may be provided by the Company to the governmental agency on a revenue-sharing basis.

     Slot/Video Gaming Machines: The slot/video machine market is composed of casinos located in hotels and other establishments and on cruise ships, riverboats and Native American reservations. Casinos feature gaming as their primary attraction. Gaming machines designed for the casino market are normally sold directly to the casino and on occasion they may be sold to or through casino management companies or through specialized gaming machine distributors. Sales may be made in return for full payment or financed through machine revenue as well as provided on a revenue-sharing basis. The Company employees 12 sales personnel in offices in several United States locations, retains two sales/service consultants for the Canadian market and has appointed exclusive distributors for sales to Native American casinos and to casinos in Europe, Africa and the Middle East. The Company's agreements with distributors specify minimum purchase obligations.

GENERAL

     Export sales of all amusement games, primarily to Western Europe, were approximately $76,337,000 (22.5% of total revenues) for the fiscal year ended June 30, 1996 compared with $138,530,000 (44% of total revenues) for the fiscal year ended June 30, 1995 and $144,080,000 (51% of total revenues) for the fiscal year ended June 30, 1994. Substantially all foreign sales are made in United States dollars and, therefore, the Company is not generally subject to the risk of fluctuation of the value of foreign currencies in relation to the dollar. In the fiscal year ended June 30, 1996, no one customer accounted for greater than 10% of net sales, however, Nova Games Import-Export GmbH & Co. KG and affiliates accounted for approximately 17% ($52,343,000) of the Company's total revenues for the fiscal year ended June 30, 1995 and 21% ($58,844,000) of the Company's total revenues for the fiscal year ended June 30, 1994. In the opinion of the Company, while the loss of a single distributor could temporarily affect the distribution of a particular model, it would not have a material adverse effect on the business of the Company. In any such event, the Company believes it could make arrangements with alternate distributors for the distribution of the Company's products.

                                 MANUFACTURING

COIN-OPERATED VIDEO GAMES, PINBALL & NOVELTY GAMES AND GAMING EQUIPMENT

     The Company's coin-operated video games, Pinball & Novelty Games and Gaming Equipment are manufactured in its factories in Illinois. Effective as of July 1, 1996 and in contemplation of the initial public offering of Midway's common stock, Midway and the Company will enter into a Manufacturing and Services Agreement pursuant to which, among other things, the Company will continue to manufacture Midway's coin-operated video games. The Company believes its facilities are adequate for its current and planned production needs. Production is generally based on advance purchase orders from distributors with respect to coin-operated games and from governmental agencies and casinos with respect to Gaming Equipment and generally no uncommitted finished goods inventory is maintained. However, at the close of the 1996 fiscal year, a finished goods inventory of Gaming Equipment was maintained to meet the demands of the Nevada market upon final equipment approval which was received in July 1996.

     The Company believes it is not meaningful to compare backlog orders at the end of fiscal years since the amount of backlog orders varies from the beginning to the end of a normal two- to three-month production process of a coin-operated game and during the on-going production process for certain models of Gaming Equipment which can extend over a period of years.

     Coin-operated video games are warranted for 60 days; most pinball and novelty games are warranted for a period of 60 to 90 days; slot machines are warranted for a period of 90 days; and VLTs are warranted for a period of up to one year. No substantial costs have been incurred by the Company in connection with such warranties.

     The raw materials used in manufacturing coin-operated video, pinball and novelty games and Gaming Equipment include various metals, plastics, wood and glass obtained from numerous sources of supply. In addition, numerous component parts, including electronic subassemblies and video monitors, are purchased from suppliers. Wood cabinets for amusement games are manufactured by the Company's subsidiary Lenc-Smith Inc., as well as by outside suppliers. The Company believes that the sources of supply of component parts and raw materials are adequate and that substitute sources of materials are available.

HOME VIDEO GAMES

     Software Products for Home Games: Manufacturing of home games is usually performed for the Company by the developer of the game platform (i.e., Nintendo, Sony or Sega) as required by the applicable platform license. The Company is one of only a limited number of software publishers who have been granted the right by Nintendo and Sega to self-manufacture cartridges for their 16-bit platforms. For such platforms, the Company generally employs contract manufacturing sources in Mexico. At the time a product is approved for manufacturing, the Company must provide certain of the platform manufacturers with a purchase order for that product and an irrevocable letter of credit for 100% of the purchase price. Home games traditionally have no backlog of orders.

     CD-ROM Based Software Products for Personal Computers: Under the Company's arrangements with GT Interactive, the Company and GT Interactive share equally the cost to develop personal computer CD-ROM versions of those of the Company's coin-operated video games that GT Interactive elects to release to the home market. Once GT Interactive so elects, it is responsible for and bears the cost of the manufacture of the CD-ROMs as well as all other costs related to the sale of these CD-ROMs.

     Platform Licenses: Under non-exclusive license agreements with Nintendo, Sony and Sega, the Company has the right to develop and market software products for (i) Nintendo's Super Nintendo Entertainment System, Nintendo 64 and Game Boy platforms, (ii) Sony's PlayStation, and (iii) Sega's Genesis, Saturn and Game Gear platforms. Generally, no specific hardware license is required for the development and marketing of personal computer software.

INTELLECTUAL PROPERTY LICENSES

     Certain of the Company's products relate to properties licensed from third parties, such as the NBA, NFL and NHL and their respective players' associations. Typically, the Company is obligated to make certain minimum guaranteed royalty payments over the term of the license and to advance payment against such guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of material breach (including failure to pay any amounts owing to the licensor in a timely manner) by, or bankruptcy or insolvency of, the Company and certain other events, and, in some cases, are renewable upon payment of certain minimum guarantees or the attainment of specified sales levels during the term of the license. Certain licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms for home games.

PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each video game software title, pinball and novelty game title and slot/video gaming machine may embody a number of separately protected intellectual property rights, including trademarks, copyrights and patents. See "Item 3. Legal Proceedings" with respect to certain patent litigation between the Company and International Game Technology involving reel-type slot machines.

     Each dedicated home game includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of certain of the Company's titles are owned by third parties and licensed to the Company. The Company relies on such third parties for protection of such intellectual property rights. Their failure to adequately protect such rights could have a material adverse effect on the Company.

     The dedicated platform manufacturers have procured patents for certain of the technology utilized in connection with their respective home game systems. The dedicated platform manufacturers incorporate security devices in their cartridges, CD-ROMs and platforms which seek to prevent unlicensed software products from being played on their platforms. The Company does not own the trademarks, copyrights or patents, if any, covering the proprietary information and technology utilized in the dedicated platform manufacturer's cartridges or CD-ROMs. Accordingly, the Company relies upon each dedicated platform manufacturer for protection of such intellectual property from infringement and bears the risk of claims of infringement brought by third parties arising from the sale of software with respect to intellectual property supplied by third party developers and embodied in the Company's software products. The Company's agreements with these outside developers generally require the developers to indemnify the Company for costs and damages incurred in connection with such claims. No assurance can be given, however, that such software developers will have sufficient resources to indemnify the Company fully in respect of any such claims that may arise.

                             GOVERNMENT REGULATION

     The manufacture and distribution of Gaming Equipment is subject to extensive Federal, state, local and foreign regulation. Although the laws and regulations of the various jurisdictions in which the Company operates vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture and distribution of gaming devices as well as for the officers, directors, major stockholders and key personnel of such companies.

NEVADA REGULATIONS

     The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada are subject to the Nevada Gaming Control act and the regulations promulgated thereunder (collectively, "Nevada Act"). The Company's manufacturing and distribution of gaming devices are subject to licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission") and the Nevada State Gaming Control Board ("Nevada Board"). The Nevada Commission and the Nevada Board are collectively referred to as the "Nevada Gaming Authorities."

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs, and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. A change in such laws, regulations and procedures could have an adverse effect on the Company's future Nevada operations.

     Certain of the Company's subsidiaries (each a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries"), which manufacture and distribute gaming devices or which hold stock of a Company subsidiary which does so, are required to be licensed or registered by the Nevada Gaming Authorities. The licenses require periodic payments of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. On August 24, 1995, the Company and certain of its subsidiaries and Mr. Louis J. Nicastro, Mr. Neil D. Nicastro and Mr. Harold H. Bach, Jr. were registered, licensed or found suitable by the Nevada Board and the Nevada Commission, as applicable, as a Registered Corporation, as registered holding companies, for licensure as a manufacturer and distributor of gaming devices and as directors, officers and stockholders of such entities as applicable. Such registrations, licenses and findings of suitability are effective for a period of two years and terminate in August 1997. On June 26, 1996, Mr. Louis J. Nicastro resigned his position with WMS Gaming Inc. and certain other amusement game subsidiaries of the Company in order to assume at the request of the Board of Directors the position of Chief Executive Officer of the Company's Hotel & Casino Operations. Prior to the date of the renewal of the registrations, licenses and findings of suitability, the Company, its subsidiaries, officers and directors will be required to submit new applications in order to obtain such registrations, licences and findings of suitability to continue conducting business in Nevada after August 1997. There can be no assurance that such registrations, findings of suitability and licenses will be granted or such persons will be found suitable as licensees.

     All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

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

     Any beneficial holder of the voting securities of the Company, regardless of the number of shares owned, may be required to file applications, be investigated and have his, her or its suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Gaming Subsidiaries, the Company: (i) pays that unsuitable person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting rights conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require the unsuitable person to relinquish voting securities including, if necessary, the immediate repurchase of such voting securities for cash at fair market value.

     The Nevada Commission may in its discretion, require holders of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if, without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     The Company is required to maintain a current stock ledger in the State of Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require that the Company's stock certificates bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission in a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

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

     License fees and taxes computed in various ways depending on the type of gaming or activity involved are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either quarterly or annually. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer and distributor.

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

NEW JERSEY REGULATION

     The manufacture, distribution, and operation of gaming machines in New Jersey are regulated by the New Jersey Casino Control Commission (the "New Jersey Commission") pursuant to the New Jersey Casino Control Act and the regulations of the New Jersey Commission promulgated thereunder (collectively, the "New Jersey Act"). Under the New Jersey Act, a company must be licensed as a gaming related casino service industry ("CSI"), or fulfill other requirements, in order to manufacture or distribute gaming machines. In order for a CSI license to be issued or maintained, certain directors, officers, key employees, and owners of a company must be found by the New Jersey Commission to possess by clear and convincing evidence good character, honesty and integrity, and financial stability, integrity and responsibility.

     On May 29, 1996, WMS Gaming Inc. was issued a CSI license by the New Jersey Commission. This license was issued for a two (2) year period and, upon proper application and satisfaction of the same requirements for the initial issuance of a license, may be renewed for four (4) year periods. However, the New Jersey Commission has the discretion to suspend, revoke, or refuse to renew a license if a licensee fails to continue to satisfy the requirements for licensure or violates the New Jersey Act.

     In addition, all gaming machines used in a New Jersey casino must be approved by the New Jersey Commission. In determining whether to approve gaming machines, the New Jersey Commission will consider various factors, including design, integrity, fairness, and honesty and may require a field test of the machine.

FEDERAL REGISTRATION

     Any subsidiaries of the Company that are involved in gaming activities are required to file documents annually with the United States Department of Justice, Criminal Division, in connection with the sale, distribution or operation of Gaming Equipment.

REGULATION IN FOREIGN JURISDICTIONS

     Certain foreign countries permit the importation, sale or operation of Gaming Equipment. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Certain jurisdictions in which the Company operates require the licensing of gaming devices, gaming device operators and manufacturers. The Company, and its products, have been properly licensed or have applied for licensure in all jurisdictions where the Company's operations require such licensure, including without limitation, Australia, Canada, Greece and the Czech Republic.

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

                                  COMPETITION

     The Video Games, Pinball & Novelty Games and Gaming Equipment businesses are intensely competitive and are characterized by the continuous introduction of new titles and the development of new technologies. The ability of the Company to compete successfully in these markets is based, in large part, upon its ability to select and develop new products, to identify and obtain rights to commercially marketable intellectual properties and to adapt its products for use with new technologies. In addition, successful competition is also based upon price, access to retail shelf space in the case of home video games, product enhancements, new product introductions, marketing support and distribution systems. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development than those of the Company.

     The Company believes that it is the world's leading manufacturer of coin-operated pinball games and a leading manufacturer of coin-operated video games and VLTs. In the coin-operated pinball game market, the Company competes with Capcom and Sega. In the coin-operated video game market, the Company competes principally with foreign manufacturers such as Capcom, Konami, Namco, Sega and Taito and in the home video game market, the Company competes with Nintendo, Sony and Sega, the largest publishers of software for their respective systems and numerous companies licensed by them. Due to their dominant position in the home video game industry as primary manufacturers of dedicated platform hardware and software, Nintendo, Sony and Sega have a competitive advantage with respect to retail pricing, acquiring intellectual property licenses and securing shelf space. Additionally, the Company's games which are sold for use on personal computers compete with entertainment software sold by companies such as Broderbund Software, CUC International, Electronic Arts, GT Interactive, Maxis and Spectrum Holobyte, among others.

     In the Gaming Equipment market the Company competes with International Game Technologies, G-Tech and Video Lottery Consultants, Inc., based in the United States, and Spielo, based in Canada with respect to VLTs and with International Game Technology, Alliance Gaming Corp., Sigma Game, Inc. and Universal Distributing of Nevada Inc. with respect to slot machines. See "Item 3. Legal Proceedings" with respect to certain patent litigation between the Company and International Game Technology involving reel-type slot machines.

                    DESIGN, RESEARCH AND PRODUCT DEVELOPMENT

     The coin-operated video, pinball and novelty games and gaming equipment which are sold by the Company may be designed by members of its internal design staff or by independent designers under contract to the Company. The Company also evaluates coin-operated games designed by others with a view toward obtaining licenses authorizing it to manufacture and sell such games as well as for purposes of performing the contract manufacture of such games for sale under the tradename of others. Home Games designed by or for the Company are manufactured by others for sale by the Company. The Company currently employs approximately 360 persons in its research and product development departments. During the fiscal years ended June 30, 1996, 1995, and 1994, approximately $45,931,000, $27,079,000 and $19,327,000 respectively, were expended on research and development with respect to its Amusement Games Operations.

                                  SEASONALITY

     The home video game business is highly seasonal and historically has resulted in higher revenues and net income in the first and second quarters of the June 30 fiscal year due to customer purchases preceding the year-end retail holiday selling season. The coin-operated video game, pinball and novelty game and gaming equipment businesses have not historically been seasonal but quarterly revenues and net income usually increase when a coin-operated video game, pinball game, novelty game or gaming machine that achieves significant player appeal is introduced.

                                   EMPLOYEES

     At June 30, 1996, the Company employed approximately 1,300 persons in its Amusement Games Operations. Approximately 665 of such employees were represented by the International Brotherhood of Electrical Workers (the "IBEW") and approximately 121 of such employees were represented by the United Furniture Workers union (the "UFW"). None of the employees engaged in the home games business is represented by a union. Collective bargaining agreements with the IBEW relating to the Chicago and Waukegan, Illinois manufacturing facilities expire February 15, 1997 (subject to automatic renewal) and March 31, 1998, respectively. The collective bargaining agreement with the UFW relating to the Cicero, Illinois manufacturing facility expires June 30, 1998. The Company's relations with its union employees are satisfactory.

                           HOTEL & CASINO OPERATIONS

                                    GENERAL

     The Company, through its subsidiaries as detailed below, owns and operates two of the leading hotels and casinos in San Juan, Puerto Rico -- the Condado Plaza Hotel & Casino (the "Condado Plaza") and the El San Juan Hotel & Casino (the "El San Juan") -- and has a 23.3% ownership interest in and manages the El Conquistador Resort (the "El Conquistador Resort") in Las Croabas, Puerto Rico. Hereinafter, reference to the "Hotel & Casino Operations" include the full fiscal year operations of the El San Juan and Condado Plaza through June 30, 1996 and the full fiscal year operations through March 31, 1996 of the El Conquistador Resort. On June 27, 1996 the Company announced the planned spin-off of the entire Hotel & Casino Operations to stockholders of the Company. Completion of the spin-off is subject to, among other things, the receipt of a ruling from the Internal Revenue Service that the transaction will be tax free to the Company and its stockholders. The Company anticipates that the spin-off will be completed during fiscal 1997. The financial position, results of operations and cash flows of this business segment have been reported as discontinued operations in the Consolidated Financial Statements in the 1996 Annual Report.

     In all, during the fiscal year ended June 30, 1996, the Company owned and managed 1,870 suites and hotel rooms, 39,300 square feet of casino floor space containing 120 gaming tables and 940 slot machines and approximately 146,000 square feet of convention and meeting space. These properties also include a total of 22 restaurants, 36 shops, one showroom, three health and fitness centers and 25 cocktail and entertainment lounges.

     In fiscal 1996, the Condado Plaza casino achieved the highest table game play and the highest slot machine play and the El San Juan casino achieved the second highest table game play and the third highest slot machine play in Puerto Rico.

     At August 31, 1996, there were 25 hotels in the San Juan area designated as "tourist hotels" by the Tourism Company of Puerto Rico offering a total of approximately 5,205 rooms, of which only ten hotels offered more than 200 rooms; approximately 3,210 additional rooms were offered in 21 tourist hotels elsewhere on the island of Puerto Rico. The island also has numerous commercial hotels and guest houses. Approximately 31 cruise ships operate out of Puerto Rico in the winter with 16 sailing directly from Puerto Rico and approximately 15 ships include San Juan as a port of call.

     Revenues of the Hotel & Casino Operations for each of the Company's last three fiscal years appear at Note 4 of the Notes to Consolidated Financial Statements in the 1996 Annual Report which information is incorporated by reference herein.

     Changes in the provisions of Section 936 of the United States Internal Revenue Code applicable to domestic corporations, such as pharmaceutical companies, doing business in Puerto Rico which have been enacted over the past several years, including changes effective July 1, 1996, may result in such corporations reducing or closing their Puerto Rico operations and reducing their re-investments in Puerto Rico. The Company does not yet know the full extent to which its business will be affected by such tax law changes. However, if the effect of the changes is to reduce the number of business travelers to Puerto Rico, such reduction could adversely affect the occupancy and room rates achievable by the Company's hotels, particularly the Condado Plaza which caters to the traveling executive. In addition, the tax law change effective July 1, 1996, which will result in the taxation of previously tax-free interest received from certain Puerto Rico investments by domestic corporations, will result in an increase in the annual interest rate payable by the E1 Conquistador Resort and may make future financings more expensive for all Puerto Rico hotels.

                             STRATEGY AND MARKETING

     The Company directs its marketing to three distinct hotel guest customers
- -- the corporate-executive traveler, the individual vacation traveler and the group and convention traveler. The Company has also directed its efforts toward local business people and residents of Puerto Rico for its casino, convention, restaurant, nightclub and bar facilities.

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

     The Company's hotel and casino facilities are marketed primarily in the United States, as well as in Canada, Mexico, Europe and South America. In addition to its in-house marketing staff of 35 employees, an outside marketing service which employs 30 employees located primarily in Miami, New York, and Minneapolis, and other key feeder cities, promotes all three hotels and casinos. This combined marketing effort is directed to tour operators, meeting planners, corporate incentive groups, wholesale and retail travel agencies and airlines, as well as to individuals. In addition, the marketing staff solicits casino business by identifying and contacting individual players and through the efforts of commissioned sales representatives. The activities of the sales force include direct sales promotions, telephone and direct mail solicitations, participation in trade shows and public relations.

THE CONDADO PLAZA HOTEL & CASINO

     The Condado Plaza is owned by Posadas de Puerto Rico Associates, Incorporated ("Posadas de Puerto Rico"), which is owned 95% by the Company. Acquired by the Company in 1983, the Condado Plaza has since become one of the leading hotels in the Caribbean. Located on the Atlantic Ocean in the Condado area of San Juan, the Condado Plaza is a ten-minute drive from Hato Rey, the city's business and commercial center. The Condado Plaza has 569 rooms and consists of two separate structures on a five-acre site, the 13-story main building, which is owned by Posadas de Puerto Rico, and the 11-story Laguna Wing, which is leased from the owners of the minority interest in Posadas de Puerto Rico. In fiscal 1996 the American Automobile Association awarded the Condado Plaza a "Four Diamond" rating for the ninth consecutive year. Since 1993 the Condado Plaza has been a member of the "Preferred Hotels(R) & Resorts Worldwide" system, a selective world-wide association of independent luxury hotels and resorts.

     During the fiscal years ended June 30, 1996, 1995, and 1994, the Condado Plaza's capital expenditures for the purchase of property, plant and equipment were $1,285,000, $2,487,000 and $7,745,000, respectively.

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

     The Condado Plaza maintained an average occupancy rate during the fiscal year ended June 30, 1996 of 87.4% compared with a rate of 84.5% for the fiscal year ended June 30, 1995 and 85.4% for the fiscal year ended June 30, 1994. The 87.4% occupancy rate was achieved notwithstanding the opening of several new hotels in the greater San Juan area during recent years. Occupancy rates are based upon available rooms excluding immaterial numbers of rooms under renovations or otherwise unavailable for occupancy from time to time.

THE EL SAN JUAN HOTEL & CASINO

     The El San Juan is owned by Posadas de San Juan Associates ("Posadas de San Juan"), a partnership which is 50% owned by a wholly-owned subsidiary of the Company and 50% owned by, among others, the owners of the minority interest in Posadas de Puerto Rico. The Company accounts for its investment in Posadas de San Juan on the equity method. The El San Juan is located in the Isla Verde area of metropolitan San Juan on a 13-acre oceanfront site twenty-five minutes from the shopping and historic sights of Old San Juan. The hotel consists of four structures of from one to nine stories and contains 388 guest rooms and suites and conference and meeting space of 36,000 square feet with a seating capacity of 3,000. With its marble floors, elaborate chandeliers and carved mahogany ceilings and walls, the El San Juan combines the ambience of a European-style hotel with the atmosphere of an informal Caribbean resort. The El San Juan is a member of the "Preferred Hotels(R) & Resorts Worldwide" system and was the first in Puerto Rico so designated. In fiscal 1996 the El San Juan continued to maintain its designation, first made in 1990, as a member of "The Leading Hotels of the World(R)" and was awarded a "Four Diamond" rating by the American Automobile Association for the tenth year in a row.

     During the fiscal years ended June 30, 1996, 1995, and 1994, the El San Juan's capital expenditures for the purchase of property, plant and equipment were $3,105,000, $3,310,000 and $2,737,000, respectively.

     The El San Juan caters to individual vacation travelers, as well as to small groups and conferences and corporate-executive travelers. El San Juan guest rooms and suites have luxury appointments and amenities and, in many of the guest rooms, private balconies, whirlpools and spas. The Roof Top Health Spa, two swimming pools and beach area contribute to the attractiveness of this property.

     The El San Juan maintained an average room occupancy rate during the fiscal year ended June 30, 1996 of 82.3% compared with a rate of 82.4% for the fiscal year ended June 30, 1995 and a rate of 84.6% for the fiscal year ended June 30, 1994.

     The El San Juan also features an indoor shopping arcade designed to resemble a European village, which features 12 fashionable stores serving resort guests and community residents. Most of the stores in the El San Juan, the dance club and all of the restaurants except "La Veranda" are owned and operated by unaffiliated concessionaires which pay the El San Juan rentals based primarily on a percentage of their revenues. In addition, the water sports and valet parking are operated as concessions.

WILLIAMS HOSPITALITY GROUP INC.

     Williams Hospitality Group Inc. ("Williams Hospitality") is owned 62% by the Company and 38% by the owners of the minority interest in Posadas de Puerto Rico. Williams Hospitality, the Company's subsidiary which provides hotel and casino management services, has managed the Condado Plaza since 1983, the El San Juan since 1985 and the El Conquistador Resort since its opening in 1993. Williams Hospitality has management contracts with all such facilities expiring in 2003 (Condado Plaza), 2005 (El San Juan), and 2013 (El Conquistador Resort). It earns basic management fees based on gross revenues and incentive management fees based on gross operating profits. Williams Hospitality is reimbursed for certain administrative expenses incurred in connection with its management of such properties and receives fees with respect to certain centralized services being rendered for all hotel and casino properties. In addition to supervising the operations of each of the properties it manages, Williams Hospitality supervises marketing, sales and promotions and recommends long-term policies.

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

     The El Conquistador Resort has 751 guest rooms, an 18-hole championship golf course, a marina, tennis courts, 90,000 square feet of convention and meeting facilities, six lounges and night clubs, eight restaurants, a 13,000 square foot casino, a fitness center and five dramatic pool areas, all situated on a bluff overlooking the convergence of the Atlantic Ocean and the Caribbean Sea. The Resort also features a secluded beach located on a private island three miles offshore. In addition, the El Conquistador Resort manages 90 condominium units known as the Las Casitas. The Las Casitas provides another 167 rooms to the inventory of luxury rooms available to the Resort.

     The El Conquistador Resort finished its second full fiscal year ended March 31, 1996 with an average occupancy rate of 70.9% and revenues of $90,351,000. In less than two years the Resort has received the prestigious Gold Key Award by Meetings and Conventions Magazine and the Paragon Award by Corporate Meetings and Incentives Magazine for excellence in meeting and conventions. The El Conquistador Resort is also a member of both the exclusive "The Leading Hotels of the World(R)" and "Preferred Hotels(R) & Resorts Worldwide" system. For the second consecutive year, the American Automobile Association awarded the Resort a "Four Diamond" rating.

                              CASINO CREDIT POLICY

     All of the Company's casinos extend credit to qualified players that satisfy its credit review procedures. The procedures include external credit verification and internal management level approvals.

     Credit play at the Condado Plaza for the fiscal years ended June 30, 1996, 1995, and 1994 represented 36%, 32%, and 46%, respectively, of total play. Casino credit receivables, net of allowance for doubtful accounts, at the Condado Plaza at each of the fiscal years ended June 30, 1996, 1995, and 1994 were $463,572, $1,330,000, and $1,956,386, respectively, representing 1.2%,
3.9%, and 3.4% of annual credit play.

     Credit play at the El San Juan for the fiscal years ended June 30, 1996, 1995, and 1994 represented 55%, 60%, and 72%, respectively, of total play. Casino credit receivables, net of allowance for doubtful accounts, at the El San Juan at each of the fiscal years ended June 30, 1996, 1995, and 1994 were $473,152, $2,265,000, and $5,859,000, respectively, representing 0.8%, 2.9%, and
4.5% of annual credit play.

     Credit play at the El Conquistador Resort has not been significant since its opening in November 1993.

     The credit players represent a major portion of total play at the El San Juan and Condado Plaza casinos and the Company believes that collection losses have not been unusual or material to the results of operations, except for the El San Juan casino where the losses for fiscal 1995 were $3.7 million compared with $4.2 million in fiscal 1994 and $2.6 million in fiscal 1993. Gaming debts are enforceable in Puerto Rico and the majority of States in the United States. Those States that do not enforce gaming debts will nonetheless generally allow enforcement of a judgment obtained in a jurisdiction such as Puerto Rico. Due to the unenforceability generally of gaming debts in Latin America, where a significant number of the Company's players reside, procedures have been established to obtain promissory notes from most Latin American credit casino clients.

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

     The Gaming Reform Bill of 1996 was approved by the Legislature and enacted into law on September 3, 1996. The Bill provides the following improvements to existing casino operations in Puerto Rico:

     1. New permitted table games: Caribbean Stud Poker, Let It Ride (poker), Pai Gow Poker and Big Six (Wheel).

     2. New permitted table maximum bets: Blackjack-$10,000 previously $2,000, Dice-$10,000 previously $2,000, Mini-Baccarat-$10,000 previously $2,000, Roulette-$1,000 previously $100 (Straight) and Baccarat-$25,000 previously $4,000.

     3. Flexibility to acquire other new table games.

     4. Flexibility to change procedures/regulations on existing table games (i.e. "odds" in "Craps" and "hole card" in Blackjack).

     5. New Slot Machines: 1,600 new slot machines to replace all slot machines that were manufactured prior to 1992 and those slot machines that subsequently reach five (5) years of age will be replaced on an annual basis.

     6. Slot Machine Ratio to Table Game positions changed from 1:1 to 1.5:1 permitting more slot machines in each casino.

     The Company's casinos expect to take full advantage of these changes, which will enable it to be much more competitive with other gaming jurisdictions in the Caribbean as well as the new casinos opening in Puerto Rico.

     The casinos at the Condado Plaza, the El San Juan and the El Conquistador Resort are subject to strict internal controls imposed by the Company over all facets of their operations, including the handling of cash and security measures. The casino control procedures are similar to those followed by Nevada and New Jersey casinos. All slot machines at these and all other casinos on the island are owned and maintained by the Commonwealth of Puerto Rico. Of the profits from the slot machines, 34% is received by the casino and the remaining 66% is allocated to Puerto Rico government agencies and educational institutions. Each casino pays the Government a license fee depending on total play or drop in the casino, which ranges from $100,000 to $200,000. The Condado Plaza and the El San Juan each pay an annual license fee of $200,000 and the El Conquistador Resort pays an annual license fee of $100,000 in quarterly installments. Each casino is required to renew its license each year; and, unless a change of ownership of a licensee has occurred or the Gaming Division has reason to believe that reinvestigation of the licensee is necessary, renewal is generally automatic.

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

     Seasonal fluctuations in the tourism industry do not have as much of an effect on the Condado Plaza as they have on other Caribbean hotels since approximately 40% of the Condado Plaza's accommodations are booked by business travelers. As a result, the Condado Plaza's monthly occupancy rate for the fiscal year ended June 30, 1996 ranged from 78.9% to 96.0% with an average occupancy rate of 87.4%. The in-season average occupancy figure for December 1995 to April 1996 was 88.6% compared to 87.6% and 87.2% for such periods in the fiscal years 1995 and 1994, respectively. The Condado Plaza, like other Caribbean hotels, reduces its rates during the off-season months but, unlike many other Caribbean hotels, occupancy rates remain at relatively high levels.

     During the fiscal year ended June 30, 1996, the El San Juan's monthly occupancy rates ranged from 62.2% to 94.9%, with an average occupancy rate of 82.3%. The in-season average occupancy figure for December 1995 to April 1996 was 85.8% compared to 88.3% and 87.7% for such period in the fiscal years 1995 and 1994, respectively.

     During the fiscal year ended March 31, 1996, the El Conquistador Resort's monthly occupancy rates ranged from 50.10% to 88.8% with an average occupancy rate of 70.9%.

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

                                   EMPLOYEES

     At June 30, 1996, the Condado Plaza employed approximately 953 persons, 766 of whom are represented by two labor unions (518 employees belong to the hotel union and 148 employees belong to the casino union). The Condado Plaza's contract with the Hotel and Restaurant Employees International Union expires August 31, 1997. The Condado Plaza's contract with the Puerto Rico Association of Casino Employees expires May 31, 1999.

     The El San Juan employs approximately 841 persons of which 220 are casino employees. The Teamsters Union was certified by the National Labor Relations Board on May 12, 1995 to represent the 99 non-managerial casino employees and a contract was signed on May 31, 1996 and expires May 31, 1999.

     The El Conquistador Resort employs approximately 1,500 persons and Williams Hospitality employs approximately 58 persons, including the executive office staff and the reservation staffs for all operations, none of whom is represented by a labor union.

     The Company considers its current relationships with all employees, union and non-union, to be satisfactory.

ITEM 2. PROPERTIES.

     The following table and footnotes which follow set forth the Company's principal properties, principal use, approximate floor space and the annual rental and lease expiration date, where leased, or encumbrances, where owned by the Company, at June 30, 1996.

                                   PROPERTIES


                                      PRINCIPAL       APPROXIMATE    ANNUAL RENT       LEASE
          HEADQUARTERS                   USE          SQUARE FEET        ($)        EXP. DATE(1)    ENCUMBRANCES
- --------------------------------   ----------------   -----------    -----------    ------------    ------------
3401 N. California Ave. ........   Principal            129,400      100% Owned             --           --
Chicago, IL                        Office &                          by Williams
                                   Gaming Mfg.                       Electronics
                                                                     Games, Inc.
VIDEO GAMES
- --------------------------------
675 Sycamore Dr.................   Video Game            84,501          593,196       7/31/05           --
Milpitas, CA                       Design & Dev.,
                                   Sales & Mktg.
10110 Mesa Rim Rd...............   Video Game            27,512          250,644       6/01/02           --
San Diego, CA                      Design & Dev.
2727 W. Roscoe St...............   Video Game            47,500          136,000      06/30/98           --
Chicago, IL                        Design & Dev.
2400 S. Business 45.............   Video Office/          5,000           30,000      05/01/99           --
Corsicana, TX                      Warehouse
1800 S. Business 45.............   Video Sales &          6,000           38,400      09/01/97           --
Corsicana, TX                      Marketing
2820 Merrell Rd.................   Video                 28,234           84,702       7/31/99           --
Dallas, TX                         Warehouse
PINBALL & NOVELTY GAMES
- --------------------------------
800 S. North Point Rd...........   Pinball,             186,000      100% Owned             --           --
Waukegan, IL                       Novelty and                       by Williams
                                   Video Games Mfg.                  Electronics
                                                                     Games, Inc.
GAMING EQUIPMENT
- --------------------------------
3465 N. Kimball Ave. ...........   Gaming                30,212          128,401       8/30/97           --
Chicago, IL                        Warehouse
2704 W. Roscoe St...............   Gaming Office         28,500      100% Owned             --           --
Chicago, IL                        & R&D                             by Williams
                                                                     Electronics
                                                                     Games, Inc.
1949 Swanson Ct.................   Gaming Mfg. &         14,400           82,080      03/31/97           --
Gurnee, IL                         Warehouse
615 N.W. Business Park Ln.......   Gaming Office &        2,000           12,384       4/30/98           --
Riverside, MO                      Warehouse
181 Main St.....................   Gaming Office &        1,000            7,800      11/30/96           --
Tunica, MS                         Warehouse
945 Vision Oak Blvd.............   Gaming Office &        2,000           13,200       6/30/98           --
Gulfport, MS                       Warehouse
4170 W. Harmon Ave..............   Gaming Office &       26,809          135,120       1/31/99           --
Las Vegas, NV                      Warehouse
4750 Longley Ln.................   Gaming Office &        4,960           34,784       7/31/99           --
Reno, NV                           Warehouse
350 Commerce Dr.................   Gaming Office &       16,500           82,500       9/30/99           --
Pleasantville, NJ                  Warehouse

                                      PRINCIPAL       APPROXIMATE    ANNUAL RENT       LEASE
                                         USE          SQUARE FEET        ($)        EXP. DATE(1)    ENCUMBRANCES
                                   ----------------   -----------    -----------    ------------    ------------
4616 W. 19th St.................   Games Mfg.           105,000      100% Owned             --           --
Cicero, IL                                                                    by
                                                                      Lenc-Smith
                                                                            Inc.

    HOTEL & CASINO           PRINCIPAL        APPROXIMATE                           LEASE
      OPERATIONS                USE           SQUARE FEET     ANNUAL RENT($)     EXP. DATE(1)     ENCUMBRANCES
- ----------------------    ---------------     -----------     --------------     ------------     ------------
Las Croabas, PR.......    El Conquistador       854,000       23.3% Owned by     --               (2)
                          Resort                              Company
San Juan, PR..........    Condado Plaza         136,081       95% Owned by       --               (3)
                          Hotel/Casino                        Company
San Juan, PR..........    Condado Plaza          60,500       684,000(4)         03/31/04         (3)
                          Laguna Wing
San Juan, PR..........    Condado Plaza          28,611       95% Owned by       --               (5)
                          Parking Lots                        Company
San Juan, PR..........    Condado Plaza           8,343       95% Owned by       --               (5)
                          Parking Lot                         Company
San Juan, PR..........    El San Juan           162,500       50% Owned by       --               (6)
                          Hotel/Casino                        Company
San Juan, PR..........    El San Juan            10,663       62% Owned by       --               (7)(5)
                          Parking Lot                         Company
San Juan, PR..........    El San Juan           210,000       150,000            11/16/97         --
                          Parking Lot
San Juan, PR..........    Williams Hosp.         10,000       62% Owned by       --               (8)
                          Admin. Offices                      Company

- -------------------------
(1) Under such leases which contain renewal options, additional rentals may be payable for taxes, insurance, utilities and maintenance.

(2) Subject to a first mortgage lien in the amount of $146,612,000 securing (i) a $120,000,000 loan from the Puerto Rico Industrial, Medical, Educational and Environmental Pollution Control Facilities Financing Authority; (ii) a $120,000,000 letter of credit issued by The Bank of Tokyo-Mitsubishi, Ltd. which serves as collateral for the loan referred to in (i) above; and (iii) termination liability up to $20,000,000 under an Interest Rate Swap Agreement with respect to interest due on the loan referred to in (i) above; subject to a second mortgage lien securing a $25,000,000 loan from the Government Development Bank for Puerto Rico; and subject to a third mortgage lien securing an $8,000,000 loan from the Government Development Bank of Puerto Rico.

(3) Subject to mortgage liens to secure a $35,500,000 borrowing from Scotiabank de Puerto Rico under the terms of an Operating Credit and Term Loan Agreement dated August 30, 1988.

(4) Annual rent of $684,000 is fixed through September 30, 1998; thereafter, $752,000 to September 30, 2003 and $827,000 to March 31, 2004.

(5) Subject to a mortgage in favor of the Government Development Bank for Puerto Rico to secure a $4,000,000 loan to WKA El Con Associates which is 50% owned by the Company.

(6) Subject to a first mortgage lien to secure a loan of $34,000,000 from The Bank of Nova Scotia under the terms of a Credit Agreement dated as of January 20, 1993.

(7) Subject to first mortgage liens in the amount of $424,600 to certain individuals.

(8) Subject to a first mortgage lien to secure a loan of $800,000 from Scotiabank de Puerto Rico.

     Management believes that all of the facilities listed in the foregoing table are in good repair and are adequate for their respective purposes. The manufacturing facilities used in the coin-operated Video Games, Pinball & Novelty Games and Gaming Equipment businesses are suitable and adequate for the design and production of the Company's products. The Home Games business operates year-round. Except during the July vacation shutdown, the facilities of the coin-operated Video Games, Pinball & Novelty Games and Gaming Equipment businesses are generally operated on a one-shift basis; however, during periods of increased production, certain portions of the facilities are operated on multiple shifts. The production levels can be increased or decreased on a periodic basis to match the level of incoming customer orders.

     The Company owns substantially all of the machinery, equipment, tools and dies, furnishings, goods and fixtures used in its businesses, all of which are well maintained and satisfactory for the purposes intended. The Company's personal property utilized in the Condado Plaza, the El San Juan and the El Conquistador Resort operations is subject to security interests.

ITEM 3. LEGAL PROCEEDINGS.

     The action which was commenced on or about July 25, 1995 by Alliance Gaming Corp. ("Alliance") in the Delaware Court of Chancery against Bally Gaming International, Inc. ("BGII"), its directors and the Company (the "Alliance Action") was dismissed by order dated October 24, 1995, upon the motion of Alliance, as against all defendants, other than the Company. Since that date, no further proceedings have occurred in this action. The Alliance Action alleged that in their preferential treatment of the Company regarding the Merger Agreement dated as of June 21, 1995, between the Company and BGII (the "Merger Agreement"), the members of the BGII Board of Directors, aided and abetted by the Company, had violated their fiduciary duties of care, loyalty and candor. The complaint sought damages and an order requiring that BGII hold an annual meeting, requiring the directors to give Alliance a fair and equal opportunity to acquire BGII, setting aside the Merger Agreement and its termination fee and enjoining sales of assets (including BGII's German operations) out of the ordinary course of business and actions impeding the operation of market forces in an open bidding contest for the acquisition of BGII. The Company answered the complaint, denied the material allegations thereof and asserted affirmative defenses. On October 18, 1995, BGII terminated the Merger Agreement with the Company and entered into a merger agreement with Alliance.

     The action commenced on or about September 6, 1995, by the Company in the United States District Court, Southern District of New York (the "WMS Action") was dismissed without prejudice upon stipulation of the parties on November 16, 1995, after BGII's termination of the Merger Agreement and its entry into a merger agreement with Alliance. The WMS Action which had been transferred to the United States District Court for the District of Delaware for the purpose of consolidation sought to enjoin the tender offer of Alliance for BGII common stock and to prevent continuing and threatened violations by Alliance of the federal securities laws and other violations.

     On October 23, 1995, the Company commenced an action in New York Supreme Court, New York County against BGII seeking $4,800,000 as a contractual termination fee, plus interest and attorneys' fees as a result of BGII having served written notice of termination of the Merger Agreement on October 18, 1995 and on the same day it entered into a merger agreement with Alliance. The Company asserts that BGII's termination of the Merger Agreement was pursuant to the specific provisions of the Merger Agreement which trigger BGII's duty to pay the Company the $4,800,000 termination fee. Defendant BGII has answered the Company's complaint and asserted two counterclaims both alleging that the Company breached the Merger Agreement. BGII seeks damages to be determined at trial on the counterclaims. The Company has replied to the counterclaims, denying their material allegations and asserting affirmative defenses. The Company's motion for summary judgment on its claim for the termination fee and to dismiss BGII's counterclaims and BGII's cross-motion for summary judgment were submitted to the Court on April 19, 1996, and are presently awaiting decision.

     In May, 1994, WMS Gaming Inc. ("WGI"), a wholly-owned subsidiary of the Company, instituted a declaratory judgment action against International Game Technology ("IGT"), in the United States District Court for the Northern District of Illinois. The action sought a declaration that a certain patent issued in 1984 and owned by IGT (the "Telnaes Patent") was invalid, and that certain reel-type slot machines made by WGI did not infringe the Telnaes Patent. IGT counterclaimed alleging that the Telnaes Patent was infringed by WGI's reel-type slot machines. The Telnaes Patent relates to a particular method of assigning the probability of selecting particular reel stop positions in a computer-controlled reel-type gaming machine, which increases or decreases the probabilities of winning by means of the computer's software, not the mechanical reels themselves.

     On September 19, 1996, the trial Court rendered a decision in favor of IGT, finding the Telnaes Patent valid, finding WGI's Model 400 slot machine to infringe the Telnaes Patent, enjoining WGI, upon entry of judgment, from further infringement of the Telnaes Patent, awarding damages to IGT in the amount of $50 for each Model 400 slot machine sold by WGI (which damages are to be trebled) and awarding attorneys' fees. The Court has set October 17 for the entry of final judgment. WGI intends to appeal the decision immediately and seek a stay of the injunction. Based upon advice of patent counsel, WGI believes that its newer model slot machines, which are designed differently from the Model 400, do not infringe the Telnaes Patent and will not be affected by the Court's decision. Considering the quantity of its slot machines WGI has sold to date, if WGI is unsuccessful in its appeal, WGI estimates that maximum damages awarded to IGT will be between $1 million and $2 million. However, if WGI's newer model slot machines are found to infringe the Telnaes Patent and if WGI is unable to develop or acquire non-infringing alternative devices or obtain a license to use the Telnaes Patent, the development of WGI's reel-type slot machine business could be adversely affected. The Telnaes Patent does not relate to non-reel spinning machines such as video lottery terminals and video poker machines.

     Other than set forth above, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Reference is made to "Market for the Company's Common Stock and Related Security-Holder Matters" set forth in the 1996 Annual Report which information is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

     Reference is made to "Selected Financial Data" set forth in the 1996 Annual Report which information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the 1996 Annual Report which information is incorporated by reference herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Consolidated Financial Statements and Notes thereto and Report of Independent Auditors set forth in the 1996 Annual Report which information is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. The directors listed in the following table were elected at the January 1996 Annual Meeting of Stockholders to serve until the 1997 Annual Meeting of Stockholders and until their respective successors are duly elected and qualify. All are at present directors of the Company. Mr. Neil D. Nicastro is the son of Mr. Louis J. Nicastro; otherwise, there is no family relationship between any of the directors or executive officers of the Company.

                          IDENTIFICATION OF DIRECTORS

                                                             DIRECTOR OR      SHARES OF COMMON    PERCENTAGE OF
                                POSITION WITH COMPANY AND     EXECUTIVE      STOCK DEEMED TO BE    OUTSTANDING
                                  PRINCIPAL OCCUPATION      OFFICER OF THE   BENEFICIALLY OWNED      COMMON
       DIRECTOR (AGE)                 AS OF 8/31/96         COMPANY SINCE       08/31/96(1)         STOCK(2)
- -----------------------------  ---------------------------  --------------   ------------------   -------------
Louis J. Nicastro (68).......  Chairman of the Board of          1974             6,433,732(3)         25.8%
                               Directors of the Company
Neil D. Nicastro (39)........  President, Chief Executive        1986             6,791,100(4)         27.2%
                               Officer, Chief Operating
                               Officer and Director of the
                               Company
Kenneth J. Fedesna (46)......  Vice President & General          1993               130,058(5)        *
                               Manager of Williams
                               Electronics Games, Inc.,
                               Executive Vice President of
                               Midway and Director of the
                               Company
Norman J. Menell (64)........  Vice Chairman of the Board        1980                52,216(6)        *
                               of Directors of the Company
George R. Baker (66).........  Director of the Company and       1983                50,800(6)        *
                               Private Consultant
William C. Bartholomay
  (68).......................  Director of the Company and       1981                68,800(6)        *
                               President, Near North
                               National Group (Insurance
                               Brokers)
William E. McKenna (77)......  Director of the Company and       1981                52,594(6)        *
                               General Partner, MCK
                               Investment Company (Private
                               Investment Company)
Harvey Reich (68)............  Director of the Company and       1983                51,190(6)        *
                               Attorney, Robinson Brog
                               Leinwand Greene Genovese &
                               Gluck, P.C.
Ira S. Sheinfeld (58)........  Director of the Company and       1993                62,000(7)        *
                               Attorney, Squadron,
                               Ellenoff, Plesent &
                               Sheinfeld LLP

- -------------------------
 * Less than 1% of the number of outstanding shares of Common Stock on August 31, 1996.

(1) Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of such shares within 60 days. Certain of such options as reported herein also require that the

Company's Common Stock attain a market price of $35.00 per share prior to exercise (herein referred to as "Target Price Options"). It is anticipated that upon the spin-off of the Hotel & Casino Operations, an appropriate adjustment will be made to the exercise price and target price of outstanding options.

(2) For purposes of calculating the percentage of shares of Common Stock owned by each director, shares issuable upon the exercise of his options exercisable within 60 days have been deemed to be outstanding.

(3) The number of shares reported as beneficially owned includes 5,929,100 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 500,000 shares for which the reporting person has sole voting and sole dispositive power, all of which may be acquired pursuant to Target Price Options. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" set forth in Item 12.

(4) The number of shares reported as beneficially owned includes 5,929,100 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 862,000 shares for which the reporting person has sole voting and sole dispositive power, 800,000 of which may be acquired pursuant to stock options, 500,000 of such options being Target Price Options. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" set forth in Item 12.

(5) Includes 130,000 shares of Common Stock which Mr. Fedesna has the right to acquire upon the exercise of stock options, 100,000 of which are Target Price Options.

(6) Includes 50,000 shares of Target Price Options.

(7) Includes 62,000 shares of Common Stock which Mr. I. S. Sheinfeld has the right to acquire upon the exercise of stock options, 50,000 of which are Target Price Options.

     LOUIS J. NICASTRO, Chairman of the Board of Directors of the Company. Mr. Nicastro has served as Chairman of the Board of Directors of the Company since its incorporation in 1974. He served as Co-Chief Executive Officer from 1994 until June 26, 1996, having served as Chief Executive Officer (1974-1994), President (1985-1988 and 1990-1991) and Chief Operating Officer (1985-1986).

     NEIL D. NICASTRO, Director, President, Chief Executive Officer and Chief Operating Officer of the Company. Mr. Nicastro became a director of the Company in 1986 and was elected President of the Company June 18, 1991, sole Chief Executive Officer June 26, 1996, Co-Chief Executive Officer August 29, 1994 and Chief Operating Officer September 30, 1990. He served as Treasurer (1986-1994), Executive Vice President (1988-1991), Senior Vice President (1987-1988), Vice President (1986-1987) and Director of Stockholder Relations (1981-1986).

     KENNETH J. FEDESNA became a director of the Company on August 23, 1993. He has served as Vice President and General Manager of Williams Electronics Games, Inc. and Midway, subsidiaries of the Company, for in excess of five years. On August 30, 1996, Mr. Fedesna was elected Executive Vice President -- Coin-Op Video of Midway.

     NORMAN J. MENELL became Vice Chairman of the Board of Directors effective September 30, 1990. He served as President (1988-1990), Chief Operating Officer (1986-1990) and Executive Vice President (1981-1988) of the Company.

     GEORGE R. BAKER is a private consultant. He was a general partner of Barrington Limited Partners (private investment partnership) (1985-1986), a special limited partner of Bear, Stearns & Co., Inc. (investment banking) (1983-1985) and an Executive Vice President of Continental Bank N.A. (1951-1982). Mr. Baker is a director of The Midland Co., Reliance Group Holdings, Inc., Reliance Insurance Co. and W. W. Grainger, Inc.

     WILLIAM C. BARTHOLOMAY is President of Near North National Group, Chicago, Illinois (insurance brokers) and Chairman of the Board of the Atlanta Braves (National League Baseball). He has served as Vice Chairman of Turner Broadcasting System, Inc., Atlanta, Georgia since April 1994 having also held that office during the period 1976-1992 and having served as a director (1976-1994). He also served as Vice Chairman of the Board of Directors of Frank B. Hall & Co. Inc. (1974-1990).

     WILLIAM E. MCKENNA has served as a General Partner of MCK Investment Company, Beverly Hills, California for in excess of five years. He also is a director of California Amplifier, Inc., Calprop Corporation, Drexler Technology Corporation and Safeguard Health Enterprises, Inc.

     HARVEY REICH has been a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for in excess of five years.

     IRA S. SHEINFELD became a director of the Company on August 23, 1993. He has been a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York, for in excess of five years.

     (b) Identification of Executive Officers. Unless otherwise indicated below, the following officers were elected to serve during fiscal 1996 and until the 1997 Annual Meeting of the Board of Directors and until their respective successors are duly elected and qualify.

           NAME             AGE                               POSITION
- --------------------------  ---   -----------------------------------------------------------------
Louis J. Nicastro(1)......  68    Chairman of the Board of Directors
Neil D. Nicastro(1).......  39    President, Chief Executive Officer and Chief Operating Officer
Harold H. Bach, Jr........  64    Vice President-Finance, Treasurer, Chief Financial and Chief
                                  Accounting Officer
Barbara M. Norman.........  58    Vice President, Secretary and General Counsel

- -------------------------
(1) Mr. Louis J. Nicastro and Mr. Neil D. Nicastro served as Co-Chief Executive Officers of the Company until June 26, 1996.

     The current principal occupation or employment of Messrs. Louis J. and Neil
D. Nicastro during the last five years is set forth in Item 10(a) above.

     Mr. Bach served as Secretary of the Company from July 5, 1990 to June 15, 1992. He assumed the positions of Treasurer effective September 13, 1994 and Vice President-Finance, Chief Financial and Chief Accounting Officer effective September 30, 1990. Prior to joining the Company, Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989).

     Ms. Norman has served as Vice President, Secretary and General Counsel of the Company since June 15, 1992. Prior thereto she was associated with the law firm of Whitman & Ransom, New York, New York (1990-1992) and served the Company as Vice President, Secretary and General Counsel (1986-1990).

ITEM 11. EXECUTIVE COMPENSATION.

     The Summary Compensation Table below sets forth the cash compensation paid by the Company and its subsidiaries for service in all capacities during the fiscal years ended June 30, 1996, 1995 and 1994 to each of the Company's executive officers who served during such periods and whose compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                                COMPENSATION
                                                                                   AWARDS
                                                                                ------------
                                             ANNUAL COMPENSATION
                                  ------------------------------------------     SECURITIES
                                                                OTHER ANNUAL     UNDERLYING      ALL OTHER
                                          SALARY      BONUS     COMPENSATION      OPTIONS       COMPENSATION
  NAME AND PRINCIPAL POSITION     YEAR      ($)        ($)          ($)             (#)             ($)
- -------------------------------   ----    -------    -------    ------------    ------------    ------------
              (A)                 (B)       (C)        (D)          (E)             (G)             (I)
- -------------------------------   ----    -------    -------    ------------    ------------    ------------
Louis J. Nicastro..............   1996    832,500         --        6,127(2)            --         629,971(3)
Chairman of the                   1995    682,500    300,000        4,775(2)            --         409,784(3)
Board(1)                          1994    682,500    600,000        4,173(2)       500,000         327,252(3)
Neil D. Nicastro...............   1996    532,500    267,600           --               --          35,791(4)
President, CEO &                  1995    532,500    489,100           --               --          35,762(4)
COO(1)                            1994    532,500    741,600           --          800,000          35,742(4)
Harold H. Bach, Jr.............   1996    262,500     67,800           --               --              --
Vice President -- Finance,        1995    250,000     67,800           --               --              --
Treasurer, CFO/CAO                1994    250,000    100,000           --           75,000              --
Barbara M. Norman..............   1996    157,500     27,200           --               --              --
Vice President,                   1995    150,000     27,200           --               --              --
Secretary & General Counsel       1994    150,000     40,000           --           75,000              --

- -------------------------
COLUMN (F) "Restricted Stock" has been omitted since the Company has not awarded any restricted stock during the last three fiscal years and there was no restricted stock held by executive officers. COLUMN (H) "Long-term Incentive Plans Payout" has been omitted as not applicable.

(1) Mr. Louis J. Nicastro and Mr. Neil D. Nicastro served as Co-Chief Executive Officers of the Company until June 26, 1996.

(2) Amount shown is for tax gross-up payments.

(3) Amount shown is the accrual for contractual retirement benefits for Mr. Louis J. Nicastro. See "Employment Contracts" below.

(4) Amount shown includes for fiscal 1996, 1995 and 1994 insurance premiums of $691, $662 and $642, respectively, and $35,100 each for fiscal 1996, 1995 and 1994 accrual for contractual retirement benefits.

                       OPTION GRANTS IN LAST FISCAL YEAR

     No options were granted during fiscal year ended June 30, 1996 to the named executives.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL-YEAR-END OPTION VALUES

                                                                         (D)                        (E)
                                     (B)                         NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                    SHARES           (C)        UNDERLYING UNEXERCISED          IN-THE-MONEY
                                   ACQUIRED         VALUE       OPTIONS AT 6/30/96 (#)     OPTIONS AT 6/30/96 ($)
             (A)                 ON EXERCISE       REALIZED         EXERCISABLE(E)             EXERCISABLE(E)
            NAME                     (#)             ($)         UNEXERCISABLE(U)(1)          UNEXERCISABLE(U)
- -----------------------------   --------------     --------     ----------------------     ----------------------
Louis J. Nicastro............         --              --                500,000(U)                       --(U)
Neil D. Nicastro.............         --              --                300,000(E)                1,981,500(E)
                                                                        500,000(U)                       --(U)
Harold H. Bach, Jr...........         --              --                 75,000(U)                       --(U)
Barbara M. Norman............         --              --                 75,000(U)                       --(U)

- -------------------------
(1) Notwithstanding that, as set forth in the footnotes to the tables in Items 10, 11 and 12, Target Price Options are deemed to be beneficially owned pursuant to Rule 13d-3(d)(1) of the Exchange Act, Target Price Options are reported in the above table as "Unexercisable."

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

     During the 1996 fiscal year, each non-employee director of the Company's 95%-owned subsidiary Posadas de Puerto Rico (which includes Messrs. Bartholomay, Menell and Reich) also received an annual fee of $10,000 for services as a director and, for those non-employee directors who serve as a member of the Audit, Ethics and Compensation Committee of such subsidiary's Board of Directors (which includes Messrs. Bartholomay and Reich), a further fee of $12,500 was paid. During the 1996 fiscal year, each non-employee director of the Company's 62%-owned subsidiary Williams Hospitality (which includes Messrs. Baker, McKenna and Menell) also received an annual fee of $22,500 for services as a director.

     The Company's 1991 and 1993 Stock Option Plans (the "Option Plans") provide for the issuance of shares of Common Stock of the Company pursuant to stock options which may be granted to non-employee directors of the Company at not less than 100% of the fair market value of such shares on the date of grant. Under the terms of the Option Plans, non-qualified stock options may be granted to non-employee directors pursuant to the following formula -- upon the date of adoption of the Plan by the Board of Directors and on each anniversary thereof, each non-employee director of the Company is entitled to receive a non-qualified option to purchase, at 100% of the fair market value of the Company's Common Stock on such date, such shares of the Company's Common Stock as shall be determined by multiplying (a) in the case of the 1991 Stock Option Plan, 4,000 times the number of years he or she has served on the Board of Directors (subject to a maximum of 30,000 shares); and (b) in the case of the 1993 Stock Option Plan, 10,000 times the number of years he or she has served on the Board of Directors or as a consultant or adviser (subject to a maximum of 50,000 shares). Upon adoption of the 1991 Stock Option Plan, the following non-employee directors became entitled to and were granted non-qualified stock options to purchase 30,000 shares each of the Company's Common Stock at a purchase price of $7.31 -- Messrs. Baker, Bartholomay, McKenna and Reich. On September 6, 1996, 1995 and 1994, Mr. Sheinfeld was granted a non-qualified option to purchase 12,000, 8,000 and 4,000 shares, respectively, at a price of $23.875, $23.375 and $19.125 per share, respectively, pursuant to the formula established in the 1991 Option Plan. Upon adoption of the 1993 Stock Option Plan, the following non-employee directors became entitled to and were granted non-qualified stock options to purchase 50,000 shares each of the Company's Common Stock at a purchase price of $26.875 each -- Messrs. Baker, Bartholomay, McKenna, Menell, Reich and Sheinfeld. Options granted under the 1993 Stock Option Plan require that the Company's Common Stock attain a market price of $35.00 per share prior to exercise.

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

EMPLOYMENT CONTRACTS

     Until June 30, 1996, Mr. Louis J. Nicastro was employed under the terms of an Amended and Restated Employment Agreement dated October 27, 1994, which was due to expire July 31, 1999, subject to automatic one-year extensions thereafter unless notice was given six months prior to any termination date. The agreement provided for salaried compensation at the rate of $832,500 per annum, or such greater amount as may be determined by the Board of Directors. The agreement also provided for full participation in all benefit plans available to senior executives and for reimbursement of all medical and dental expenses incurred by Mr. Nicastro and his spouse. Upon Mr. Nicastro's retirement date of July 31, 1999 ("Retirement Date"), or in the event Mr. Nicastro became disabled, the Company was required to pay Mr. Nicastro until his death an annual benefit equal to one-half of the aggregate annual base salary being paid to him at the time of such occurrence, but in no event less than $416,250 per year payable in monthly installments. Such benefit (to the extent not previously vested) vests ratably during the period October 27, 1994 through July 31, 1999 (or such earlier date as Mr. Nicastro's employment may terminate by reason of the Company's violation of the agreement or the occurrence of a change-in-control of the Company). The vested amount of such retirement or disability benefit was payable notwithstanding Mr. Nicastro's termination of employment for any reason, provided, he was not in material breach of the terms of the agreement and, upon his death, was payable to his designee or estate. Upon Mr. Nicastro's death whether during the term of his employment or after his Retirement Date, the Company agreed to pay in monthly installments to his designee or estate for a period of fifteen years thereafter, an annual benefit equal to one-half of the amount of the annual base salary paid to him on his date of death if such death occurs during his employment or the amount of his retirement benefit but no less than $416,250 per annum.

     In connection with the spin-off of the Hotel & Casino Operations, the Board of Directors of the Company requested Mr. Nicastro, and Mr. Nicastro agreed, to become the Chairman of the Board and chief executive officer of the public hotel/casino corporation and to relinquish his position as co-chief executive officer of the Company. Effective July 1, 1996, Mr. Nicastro also agreed to the early termination and full settlement of his employment agreement pursuant to which, in lieu of all future payments of base salary, bonus, retirement and death benefits, Mr. Nicastro received a lump sum payment of $9,125,000, with interest from July 1, 1996.

     Mr. Neil D. Nicastro is employed under the terms of a Second Amended and Restated Employment Agreement dated October 12, 1993. The employment agreement provides for salaried compensation at the rate of $532,500 per annum, or such greater amount as may be determined by the Board of Directors, plus bonus compensation of two percent of the pre-tax income of the Company between the amounts of $10,000,000 and $50,000,000. The agreement expires December 31, 2000, subject to automatic extensions in order that the term of Mr. Nicastro's employment shall at no time be less than three years. Upon Mr. Nicastro's retirement or death and for a period of five years thereafter, the Company is required to pay to Mr. Nicastro or his designee, or if no designation is made, to his estate, for a period equal to the greater of the balance of the remaining term of the agreement or five years, an annual benefit equal to one-half of the annual base salary being paid to him on such retirement or death, as the case may be, but in no event less than

$266,250 per year. Such benefits are payable notwithstanding Mr. Nicastro's termination of employment for any reason.

     The employment agreement of Mr. Neil D. Nicastro provides for, among other things, full participation in all benefit plans available to senior executives and for reimbursement of all medical and dental expenses incurred by him or his spouse and incurred by his children under the age of twenty-one. Additionally, the Company will provide Mr. Nicastro with $1,000,000 of life insurance coverage in addition to the standard amount provided to Company employees. The agreement further provides for full compensation during periods of illness or incapacity; however, the Company may give 30 days' notice of termination if such illness or incapacity disables Mr. Nicastro from performing his duties for a period of more than six months. Such termination notice becomes effective if full performance is not resumed within 30 days of such notice and maintained for a period of two months thereafter. The employment agreement may be terminated at the election of Mr. Nicastro upon the occurrence without his consent or acquiescence of any one or more of the following events: (i) the placement of Mr. Nicastro in a position of lesser stature or the assignment to Mr. Nicastro of duties, performance requirements or working conditions significantly different from or at variance with those presently in effect; (ii) the treatment of Mr. Nicastro in a manner which is in derogation of his status as a senior executive; (iii) the cessation of service of Mr. Nicastro as a member of the Board of Directors of the Company;
(iv) the discontinuance or reduction of amounts payable or personal benefits available to Mr. Nicastro pursuant to such agreement; or (v) the requirement that Mr. Nicastro work outside his agreed upon metropolitan area. In any such event, and in the event the Company is deemed to have wrongfully terminated Mr. Nicastro's employment agreement under the terms thereof, the Company is obligated (a) to make a lump sum payment to Mr. Nicastro equal in amount to the sum of the aggregate base salary during the remaining term of his employment agreement (but in no event less than three times the highest base salary payable to him during the one-year period prior to such event), the bonus (assuming all objectives for payment had been met) and the retirement benefit (assuming the date of termination was his retirement date) otherwise payable under the terms of the employment agreement and (b) to purchase at the election of Mr. Nicastro all stock options held by him with respect to the Company's Common Stock at a price equal to the spread between the option price and the fair market price of such stock as defined in the agreement. The employment agreement may also be terminated at the election of Mr. Nicastro if individuals who presently constitute the Board of Directors, or successors approved by such Board members, cease for any reason to constitute at least a majority of the Board. Upon such an event, the Company may be required to purchase the stock options held by Mr. Nicastro and make payments similar to those described above.

     Mr. Nicastro's employment agreement provides that the Company shall make quarterly interest free advances against his annual bonus in amounts mutually agreeable to Mr. Nicastro and the Company. During fiscal 1996, the Company made advances against Mr. Nicastro's bonus which were in excess of his actual bonus by $92,400. The Company has treated the excess advances of Mr. Nicastro's bonus as an interest free loan, which Mr. Nicastro has agreed to repay during the next fiscal year.

     In contemplation of the initial public offering of common stock of Midway and subject to the completion thereof, the Company and Midway have each entered into separate employment agreements (each a "New Agreement" and collectively, the "New Agreements") with Mr. Nicastro to be effective as of July 1, 1996. Except as discussed below, each of the New Agreements contains provisions similar to those contained in Mr. Nicastro's Second Amended and Restated Employment Agreement with the Company discussed above. Each of the New Agreements provides that Mr. Nicastro will receive salaried compensation at the rate of $300,000 per annum, or such greater amount as may be determined by the Board of Directors of the Company or Midway, as applicable. Mr. Nicastro's New Agreement with Midway provides for bonus compensation in an amount equal to two percent of the pre-tax income of Midway multiplied by the percentage of Midway common stock outstanding which is not owned by the Company (which upon completion of the Midway offering is anticipated to be 13.2% (14.9% if the underwriters' over-allotment option is exercised in full)). Mr. Nicastro's New Agreement with the Company also provides for bonus compensation in an amount equal to two percent of the pre-tax income of the Company. The portion of Mr. Nicastro's bonus from the Company that is attributable to the pre-tax income of Midway will be charged to Midway pursuant to the Manufacturing and Services Agreement between the Company and Midway. Mr. Nicastro's New Agreement with Midway provides that should the Company fail for any reason to provide the medical, dental and other employee benefits to be provided to Mr. Nicastro under the terms of his New Agreement with the Company, Midway will provide such benefits to him at its expense. Each of the New Agreements provides that Mr. Nicastro may divide his attention between the business of the Company and the business of Midway as he shall consider appropriate.

     The New Agreements will expire five years from the closing of the Midway common stock offering, subject to automatic extensions in order that the term of each of the New Agreements shall at no time be less than three years. Upon retirement or death and for a period of seven years thereafter, each of the Company and Midway is required to pay to Mr. Nicastro or his designee, or if no designation is made, to his estate, for a period equal to the greater of the balance of the remaining term of the respective New Agreement or seven years, an annual benefit equal to one-half of the annual base salary being paid to him on such retirement or death, as the case may be, but in no event less than $150,000 per annum under such New Agreement. Such benefits are payable under each of the New Agreements notwithstanding Mr. Nicastro's termination of employment with the Company or Midway, as the case may be, for any reason.

RETIREMENT PLANS

     Under the Company's noncontributory pension plan for salaried employees of the Company and its wholly-owned subsidiaries, the amount of monthly benefits payable upon attainment of normal retirement age (assumed to be 65) are computed as follows: $50.00 plus $7.50 per year of credited service to a maximum of 30 years' credited service. Under this plan an employee's benefits vest after five years of service. The estimated annual benefit payable upon retirement to each officer listed in the Summary Compensation Table who is entitled to such benefit, assuming continued employment and retirement at age 65, is as follows:
Mr. Louis J. Nicastro $1,786; Mr. Neil D. Nicastro $1,500; Mr. Harold H. Bach, Jr. $690; and, for all executive officers as a group, $3,976. The plan was amended effective September 1, 1990, to discontinue on that date the acceptance of new participants in the plan and on December 31, 1991 to discontinue the accrual of future benefits.

TREASURY SHARE BONUS PLAN

     On April 19, 1993, the Board of Directors adopted a Treasury Share Bonus Plan for key employees (the "Bonus Plan"). The shares of Common Stock allocated to the Bonus Plan consist as of the close of the 1996 fiscal year of 52,312 shares of the Company's Common Stock. Awards are made at no direct cost to the employees selected by management for awards and vest on dates selected in the discretion of management. Unvested portions of awards are forfeited upon the termination of employment by award recipients for any reason other than death, in which event, shares representing the remaining portion of any award are to be issued to the executor or administrator of the employee's estate. During the 1996 fiscal year, no additional shares were awarded under the Bonus Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING PROXY AGREEMENT

     In order for the Company to be permitted to manufacture and sell slot machines in Nevada, the Company and certain of its subsidiaries and Mr. Louis J. Nicastro and Mr. Neil D. Nicastro were required to be registered, licensed or found suitable and have been registered, licensed or found suitable by the Nevada Board and the Nevada Commission, as applicable, as a Registered Corporation, as registered holding companies, for licensure as a manufacturer and distributor of gaming devices and as directors, officers and stockholders of such entities, as applicable. Under applicable Nevada law and administrative procedure, as a greater than 10% stockholder of the Company, Mr. Sumner M. Redstone ("SMR") was required to apply and has an application pending with the Nevada Gaming Authorities for a finding of suitability as a stockholder of the Company. Pending completion of the processing of SMR's application, SMR and National Amusements, Inc. ("NAI") have voluntarily granted to Mr. Louis J. Nicastro and, if he is unable to perform his duties under the Proxy Agreement (as defined herein), Mr. Neil D. Nicastro, individually, a voting proxy for all of the shares of Common Stock which they own beneficially or of record.

     On September 21, 1995, Mr. Louis J. Nicastro and Mr. Neil D. Nicastro entered into a Voting Proxy Agreement (the "Proxy Agreement") with the Company, SMR and NAI, pursuant to which Mr. Louis J. Nicastro and, if he is unable to perform his duties under the Proxy Agreement, Mr. Neil D. Nicastro have been appointed, individually, as proxy holder with full power of substitution during and for the term of the voting proxy, to vote all shares of the Company's Common Stock as the proxy of SMR and NAI at any annual, special or adjourned meeting of the stockholders of the Company, including the right to execute consents, certificates or other documents relating to the Company that the law of the State of Delaware may permit or require on any and all matters which may be presented to the stockholders of the Company. The term of the Proxy Agreement is for 10 years commencing August 25, 1995, unless sooner terminated upon 30 days written notice. The Proxy Agreement will be deemed terminated as to any subject matter that will be presented for approval, consent or ratification to the stockholders of the Company if the Company fails to give SMR and NAI 45 days notice of such subject matter. The Proxy Agreement will also terminate if SMR and NAI are found suitable as stockholders of the Company by the Nevada Gaming Authorities or are no longer subject to the provisions of Nevada gaming laws applicable to holders of more than 10% of the Company's Common Stock. The Proxy Agreement is not applicable to any shares of the Company's Common Stock sold or otherwise disposed of by SMR or NAI to any person who is not an affiliate of SMR or NAI. SMR and NAI have agreed to give notice of any sale or disposition to the Chairman of the Nevada Board within 10 days after such sale or disposition. The Proxy Agreement was entered into to assure that the passive investment position of SMR and NAI relative to the Company will not change without prior notification to the Nevada Gaming Authorities.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of August 31, 1996 (except as otherwise footnoted) with respect to persons known to be the beneficial owner of more than five percent of the Company's Common Stock. Security ownership of management is set forth under the heading "Identification of Directors" in Item 10(a) above as supplemented by footnote 9 to the table.

              NAME AND ADDRESS OF                  AMOUNT AND NATURE OF           PERCENTAGE OF OUTSTANDING
               BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP(1)              COMMON STOCK(2)
- -----------------------------------------------   -----------------------         -------------------------
Sumner M. Redstone and
  National Amusements, Inc.....................       5,929,100 shares(3)                   24.5%
  200 Elm Street
  Dedham, MA 02026
FMR Corp.......................................       2,439,579 shares(4)                   10.1%
  82 Devonshire St.
  Boston, MA 02109
The Capital Group Companies, Inc.
  and Capital Research and
  Management Company...........................       1,902,000 shares(5)                    7.9%
  333 South Hope St.
  Los Angeles, CA 90071
State of Wisconsin Investment Board............       1,329,200 shares(6)                    5.5%
  P.O. Box 7842
  Madison, WI 53707
Neil D. Nicastro...............................       6,791,100 shares(7)                   27.2%
  WMS Industries Inc.
  3401 North California Avenue
  Chicago, IL 60618

              NAME AND ADDRESS OF                  AMOUNT AND NATURE OF           PERCENTAGE OF OUTSTANDING
               BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP(1)              COMMON STOCK(2)
- -----------------------------------------------   -----------------------         -------------------------
  shares(8)25.8%WMS Industries Inc.
  3401 North California Avenue
  Chicago, IL 60618
Directors and officers as a group..............       7,930,490 shares(9)                   30.5%(10)
  (eleven persons)

- -------------------------
 (1) Pursuant to Rule 13d-3(1) of the Securities Exchange Act of 1934, as amended, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of such shares within 60 days. Certain of such options as reported herein are Target Price Options.

 (2) For purposes of calculating the percentage of shares of the Common Stock owned and issuable upon the exercise of his or her options within 60 days have been deemed to be outstanding.

 (3) The number of shares reported is based upon information contained in Amendment No. 19, dated September 21, 1995, to the Schedule 13D filed by Mr. Sumner M. Redstone with the Securities and Exchange Commission. Pursuant to such Schedule, as amended, Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported beneficial ownership of and sole investment power with respect to 3,033,800 and 2,895,300 shares, respectively, of the Common Stock and shared voting power with respect to such shares pursuant to a Proxy Agreement entered into with the Company, and Messrs. Louis J. and Neil D. Nicastro (see "Voting Proxy Agreement" above described). Mr. Redstone is the beneficial owner of 66 2/3% of the issued and outstanding shares of the common stock of National Amusements, Inc.

 (4) The number of shares reported is based upon information contained in a
     Schedule 13G/A dated August 9, 1996 filed with the Securities and Exchange Commission by FMR Corp. Pursuant to such Schedule, FMR Corp. reported that Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended, is the beneficial owner of 2,439,579 shares or 10.1% of the Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. FMR Corp. reported it has sole power to dispose of or direct the disposition of all such shares but no power to vote such shares.

 (5) The number of shares reported is based upon information contained in a
     Schedule 13G dated February 9, 1996 filed with the Securities and Exchange Commission by The Capital Group Companies, Inc. ("CGC"). Pursuant to such
     Schedule 13G and accompanying documentation, CGC reported that Capital Research and Management Company, an Investment Adviser registered under
     Section 203 of the Investment Advisers Act of 1940, and Capital Guardian Trust Company, a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, as amended, operating subsidiaries of CGC, exercised as of December 31, 1995, investment discretion with respect to 1,300,000 and 602,000 shares, respectively, or a combined total of 7.9% of the Company's Common Stock which was owned by various institutional investors at that time.

 (6) The number of shares reported is based upon information contained in a
     Schedule 13G dated February 3, 1996 filed with the Securities and Exchange Commission by the State of Wisconsin Investment Board ("SWIB"), a governmental agency which manages public pension funds subject to provisions comparable to ERISA. The SWIB reported it had sole voting and dispositive power with respect to 1,329,200 shares of the Company's Common Stock.

 (7) The number of shares reported as beneficially owned includes 5,929,100 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 862,000 shares for which the reporting person has sole voting and sole dispositive power, 800,000 of which may be acquired pursuant to stock options, 500,000 of such options being Target Price

     Options. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

 (8) The number of shares reported as beneficially owned includes 5,929,100 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 500,000 shares for which the reporting person has sole voting and sole dispositive power, all of which may be acquired pursuant to Target Price Options. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

 (9) Includes 1,892,000 shares of Common Stock which directors and executive officers have the right to acquire upon the exercise of stock options, 1,550,000 of which are Target Price Options. Additionally, includes 5,929,100 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. with respect to which Mr. Louis J. Nicastro and Mr. Neil
     D. Nicastro both have shared voting power but no dispositive power. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" above. Mr. Bach, Vice President-Finance and Treasurer and Ms. Norman, Vice President and Secretary of the Corporation, were deemed to own 77,000 and 90,100 shares, respectively, of the Company's Common Stock. In each instance, 75,000 of such shares are Target Price Options. Each such holding represents less than 1% of the outstanding shares of the Common Stock.

(10) For purposes of this calculation, the 5,929,100 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. with respect to which Mr. Louis J. Nicastro and Mr. Neil D. Nicastro have shared voting power but no dispositive power have only been counted once. For a discussion concerning the shared voting power with respect to the 5,929,100 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A) (1) Financial Statements of Registrant. All financial statements of the Registrant required to be disclosed in this Item 14(a)(1) appear in the Financial Statements in the 1996 Annual Report. Such Financial Statements are incorporated by reference herein.

         (2) Financial Statement Schedule of Registrant. See "Index to Financial Information" on page F-1.

         (3) Exhibits.

            *3(a)      Amended and Restated Certificate of Incorporation of the Registrant
                       dated February 17, 1987; Certificate of Amendment dated January 28,
                       1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form
                       10-K for the year ended June 30, 1994 (the "1994 10-K").
            **3(b)     By-Laws of the Registrant, as amended and restated through June 26,
                       1996.
            *4(a)      Specimen of Common Stock certificate, incorporated by reference to
                       Exhibit 4(a) to the 1994 10-K.

            *4(b)      Specimen 5 3/4% Convertible Subordinated Debenture Due 2002,
                       incorporated by reference to Exhibit 4(b) to the 1994 10-K.
            *4(c)      Form of Indenture dated as of December 1, 1992 between the Registrant and United States Trust Company of New York, as Trustee, incorporated by reference to Exhibit 4(c) to the 1994 10-K.
            *10(a)     Amended and Restated Employment Agreement dated October 27, 1994 between the Registrant and Louis J. Nicastro, incorporated by reference to Exhibit (a) to Registrant's Quarterly Report on Form 10-Q
                       for the fiscal quarter ended December 31, 1994.
            *10(b)     Second Amended and Restated Employment Agreement dated as of October
                       12, 1993, between the Registrant and Neil D. Nicastro, incorporated by reference to Exhibit (a) to the Registrant's Quarterly Report on Form
                       10-Q for the quarter ended September 30, 1993.
            *10(c)     Second Amendment and Restatement of the Registrant's Pension Plan for
                       Salaried Employees adopted June 24, 1986 and Amendment Nos. 1 to 5 thereof, incorporated by reference to Exhibit 10(c) to the 1994 10-K.
            *10(d)     Second Amended and Restated Williams Electronics Games, Inc. Group
                       Annuity Plan for Hourly Employees (effective as of January 1, 1987), incorporated by reference to Exhibit 10(f) to Registrant's Quarterly
                       Report on Form 10-Q for the quarter ended March 31, 1988.
            *10(e)     1982 Employee Stock Option Plan as amended, incorporated by reference to Exhibit 10(e) to the 1994 10-K.
            *10(f)     1991 Stock Option Plan as amended, incorporated by reference to
                       Exhibit 10(f) to the 1994 10-K.
            *10(g)     1993 Stock Option Plan, incorporated by reference to Exhibit 10(g) to the 1994 10-K.
            *10(h)     1994 Stock Option Plan, incorporated by reference to Appendix A to the
                       Registrant's Definitive Proxy Statement dated December 12, 1994.
            *10(i)     Credit Agreement dated as of April 21, 1994 between the Registrant and
                       Bank of America Illinois (formerly known as Continental Bank N.A.), incorporated by reference to Exhibit 10(h) to the 1994 10-K.
            **10(j)    Third Amendment dated as of September 9, 1996 to Credit Agreement dated April 2, 1994, between the Registrant and Bank of America
                       Illinois.
            *10(k)     Joint Venture Agreement dated July 26, 1984 between ESJ Hotel
                       Corporation, Great American Industries, Inc., IHS Associates, Ltd.,
                       MILTK, Inc., Midwest Property Corp. and MILTK Associates, as amended, incorporated by reference to Exhibit 10(i) to the 1994 10-K.
            *10(l)     Credit Agreement between Posadas de San Juan Associates and the Bank of Nova Scotia dated January 20, 1993, with respect to $34,000,000 refinancing, incorporated by reference to Exhibit 10(w) to
                       Registrant's Annual Report on Form 10-K for the fiscal year ended June
                       30, 1993 (the "1993 10-K").
            *10(m)     Form of Indemnity Agreement authorized to be entered into between the
                       Registrant and each officer and director approved by the Board of
                       Directors, incorporated by reference to Exhibit 10(k) to the 1994
                       10-K.
            *10(n)     Operating Credit and Term Loan Agreement between Posadas de Puerto
                       Rico Associates, Incorporated and Scotiabank de Puerto Rico dated
                       August 30, 1988, as amended, with respect to $35,500,000 financing, incorporated by reference to Exhibit 10(l) to the 1994 10-K.

            *10(o)     WKA El Con Associates Joint Venture Agreement dated January 9, 1990, by and among WMS El Con Corp., International Textile Products of
                       Puerto Rico, Inc., KMA Associates of Puerto Rico and Hospitality
                       Investment Group, S.E., incorporated by reference to Exhibit 10(gg)
                       Registrant's Annual Report on Form 10-K for the fiscal year ended June
                       30, 1990.
            *10(p)     First and Second Amendments to the WKA El Con Associates Joint Venture
                       Agreement dated January 31, 1990 and January 18, 1991 incorporated by reference to Exhibit 10(gg) to the Registrant's Annual Report on Form
                       10-K for the fiscal year ended June 30, 1991.
            *10(q)     WMS Industries Inc. 401(k) Retirement Savings Plan for Non-Union
                       Employees adopted January 1, 1992, incorporated by reference to
                       Exhibit 10(cc) to the Form 10-K for the fiscal year ended June 30,
                       1992 (the "1992 10-K").
            *10(r)     Williams Innovative Technologies, Inc. 401(k) Retirement Savings Plan
                       (Union Employees) adopted January 1, 1992, incorporated by reference to Exhibit 10(dd) to the 1992 10-K.
            *10(s)     WMS Industries Inc. Treasury Share Bonus Plan adopted April 19, 1993, incorporated by reference to Exhibit 10(ee) to the 1993 10-K.
            *10(t)     Asset Purchase Agreement dated April 4, 1994 among Tradewest, Inc.,
                       Tradewest International, Inc., Williams Entertainment Inc., Leland P.
                       Cook, Byron C. Cook and John R. Rowe and the Registrant and Asset
                       Purchase Agreement dated April 4, 1994 among the Leland Corporation,
                       Williams Entertainment Inc., Leland P. Cook, Byron C. Cook and John R.
                       Rowe and the Registrant, incorporated by reference to Exhibits 2(a)
                       and 2(b), respectively, to Registrant's Form 8-K Report filed May 7,
                       1994 and Amendment No. 1 thereto filed July 14, 1994.
            *10(u)     Voting Proxy Agreement dated September 21, 1995 among Louis J.
                       Nicastro, Neil D. Nicastro, the Registrant, Sumner M. Redstone and
                       National Amusements, Inc., incorporated by reference to Exhibit 10(u)
                       to Registrant's Annual Report on Form 10-K for the fiscal year ended
                       June 30, 1995.
            *10(v)     Stock Purchase Agreement dated as of February 23, 1996 between Warner
                       Communications, Inc. and Williams Interactive Inc., incorporated by reference to Exhibit 2(a) to Registrant's Report on Form 8-K filed
                       April 12, 1996.
            **13       1996 Annual Report to Stockholders
            **21       Subsidiaries of the Registrant
            **23       Consent of Ernst & Young LLP
            **27       Financial Data Schedule (filed with EDGAR version only)

- -------------------------
 * Incorporated by reference

** Filed herewith

     (B) REPORTS ON FORM 8-K.

         A Form 8-K Report was filed by Registrant on April 12, 1996, reporting the acquisition of all of the issued and outstanding common stock of Atari Games Corporation. The Form 8-K included the historical financial statements of Atari Games Corporation for the three years ended December 31, 1995. Pro forma financial information was filed by Amendment No. 1 to Form 8-K on June 7, 1996 which information is incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of September, 1996.

                                          WMS INDUSTRIES INC.

                                          By: /s/ Neil D. Nicastro

                                            ------------------------------------
                                              (Neil D. Nicastro)
                                              President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons in the capacities and on the dates indicated.

              SIGNATURE                               TITLE                         DATE
- -------------------------------------   ----------------------------------   -------------------
        /s/ Neil D. Nicastro            President, Chief Executive            September 20, 1996
- -------------------------------------   Officer, Chief Operating Officer
         (Neil D. Nicastro)             and Director (Principal Executive
                                        Officer)

       /s/ Harold H. Bach, Jr.          Vice President -- Finance and         September 20, 1996
- -------------------------------------   Treasurer (Principal Financial and
        (Harold H. Bach, Jr.)           Principal Accounting Officer)

        /s/ Louis J. Nicastro           Chairman of the Board of Directors    September 20, 1996
- -------------------------------------
         (Louis J. Nicastro)

        /s/ Norman J. Menell            Vice Chairman of the Board of         September 20, 1996
- -------------------------------------   Directors
         (Norman J. Menell)

         /s/ George R. Baker            Director                              September 20, 1996
- -------------------------------------
          (George R. Baker)

     /s/ William C. Bartholomay         Director                              September 20, 1996
- -------------------------------------
      (William C. Bartholomay)

       /s/ Kenneth J. Fedesna           Director                              September 20, 1996
- -------------------------------------
        (Kenneth J. Fedesna)

       /s/ William E. McKenna           Director                              September 20, 1996
- -------------------------------------
        (William E. McKenna)

          /s/ Harvey Reich              Director                              September 20, 1996
- -------------------------------------
           (Harvey Reich)

        /s/ Ira S. Sheinfeld            Director                              September 20, 1996
- -------------------------------------
         (Ira S. Sheinfeld)

                              WMS INDUSTRIES, INC.


                         INDEX TO FINANCIAL INFORMATION



                                                                                      PAGE NO.
                                                                                      --------
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of independent auditors.....................................................      F-2
Consolidated balance sheets at June 30, 1996 and June 30, 1995.....................        *
Consolidated statements of income for the years ended June 30, 1996, 1995 and
  1994.............................................................................        *
Consolidated statements of changes in stockholders' equity for the years ended June
  30, 1996, 1995 and 1994..........................................................        *
Consolidated statements of cash flows for the years ended June 30, 1996, 1995 and
  1994.............................................................................        *
Notes to consolidated financial statements.........................................        *
Financial statements schedule VIII -- Valuation and qualifying accounts for the
  years ended June 30, 1996, 1995 and 1994.........................................      F-3


- -------------------------

* Incorporated by reference to the 1996 Annual Report filed as Exhibit 13 to this Form 10-K.



     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
WMS Industries Inc.

     We have audited the consolidated financial statements of WMS Industries Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of WMS Industries Inc. for the year ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
September 12, 1996, except for Note 14, as to which the date is September 20, 1996

                                                                   SCHEDULE VIII



                              WMS INDUSTRIES INC.



               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS


                     YEARS ENDED JUNE 30, 1996, 1995, 1994



                                   COLUMN B              COLUMN C              COLUMN D
                                  -----------            ADDITIONS            ----------     COLUMN E
                                  BALANCE AT     -------------------------    DEDUCTIONS--  -----------
           COLUMN A                BEGINNING     CHARGED TO    CHARGED TO      AMOUNTS      BALANCE AT
- -------------------------------       OF         COSTS AND        OTHER        WRITTEN        END OF
          DESCRIPTION               PERIOD        EXPENSES      ACCOUNTS         OFF          PERIOD
- -------------------------------   -----------    ----------    -----------    ----------    -----------
Allowance for receivables:
  1996.........................   $ 1,515,000    $3,790,000    $        --    $3,479,000    $ 1,826,000
                                  ===========    ==========    ===========    ==========    ===========
  1995.........................   $   500,000    $3,293,000    $        --    $2,278,000    $ 1,515,000
                                  ===========    ==========    ===========    ==========    ===========
  1994.........................   $   500,000    $  175,000    $        --    $ 175,000     $   500,000
                                  ===========    ==========    ===========    ==========    ===========
Unrealized holding loss on
  noncurrent marketable equity
  securities:
  1996.........................   $ 4,571,000            --    $ 3,750,000           --     $ 8,321,000(1)
                                  ===========    ==========    ===========    ==========    ===========
  1995.........................   $12,258,000            --    $(7,687,000)          --     $ 4,571,000(1)
                                  ===========    ==========    ===========    ==========    ===========
  1994.........................            --            --    $12,258,000           --     $12,258,000(1)
                                  ===========    ==========    ===========    ==========    ===========


- -------------------------

(1) Included as a direct reduction of stockholders' equity.

                                 EXHIBIT INDEX

                                                                                     SEQUENTIALLY
   EXHIBIT                                                                             NUMBERED
     NO.                                   DESCRIPTION                                  PAGES
   --------   ---------------------------------------------------------------------  ------------
    *3(a)     Amended and Restated Certificate of Incorporation of the Registrant
              dated February 17, 1987; Certificate of Amendment dated January 28,
              1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on
              Form 10-K for the year ended June 30, 1994 (the "1994 10-K"). .......
   **3(b)     By-Laws of the Registrant, as amended and restated through June 26,
              1996. ...............................................................
    *4(a)     Specimen of Common Stock certificate, incorporated by reference to
              Exhibit 4(a) to the 1994 10-K. ......................................
    *4(b)     Specimen 5 3/4% Convertible Subordinated Debenture Due 2002,
              incorporated by reference to Exhibit 4(b) to the 1994 10-K. .........
    *4(c)     Form of Indenture dated as of December 1, 1992 between the Registrant and United States Trust Company of New York, as Trustee, incorporated by reference to Exhibit 4(c) to the 1994 10-K. ......................
    *10(a)    Amended and Restated Employment Agreement dated October 27, 1994 between the Registrant and Louis J. Nicastro, incorporated by reference to Exhibit (a) to Registrant's Quarterly Report on Form
              10-Q for the fiscal quarter ended December 31, 1994. ................
    *10(b)    Second Amended and Restated Employment Agreement dated as of October
              12, 1993, between the Registrant and Neil D. Nicastro, incorporated by reference to Exhibit (a) to the Registrant's Quarterly Report on
              Form 10-Q for the quarter ended September 30, 1993. .................
    *10(c)    Second Amendment and Restatement of the Registrant's Pension Plan for
              Salaried Employees adopted June 24, 1986 and Amendment Nos. 1 to 5 thereof, incorporated by reference to Exhibit 10(c) to the 1994
              10-K. ...............................................................
    *10(d)    Second Amended and Restated Williams Electronics Games, Inc. Group
              Annuity Plan for Hourly Employees (effective as of January 1, 1987), incorporated by reference to Exhibit 10(f) to Registrant's Quarterly
              Report on Form 10-Q for the quarter ended March 31, 1988. ...........
    *10(e)    1982 Employee Stock Option Plan as amended, incorporated by reference to Exhibit 10(e) to the 1994 10-K. ..................................
    *10(f)    1991 Stock Option Plan as amended, incorporated by reference to
              Exhibit 10(f) to the 1994 10-K. .....................................
    *10(g)    1993 Stock Option Plan, incorporated by reference to Exhibit 10(g) to the 1994 10-K. ......................................................
    *10(h)    1994 Stock Option Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement dated December 12,
              1994. ...............................................................
    *10(i)    Credit Agreement dated as of April 21, 1994 between the Registrant and Bank of America Illinois (formerly known as Continental Bank
              N.A.), incorporated by reference to Exhibit 10(h) to the 1994
              10-K. ...............................................................
   **10(j)    Third Amendment dated as of September 9, 1996 to Credit Agreement dated April 2, 1994, between the Registrant and Bank of America
              Illinois. ...........................................................

                                                                                     SEQUENTIALLY
   EXHIBIT                                                                             NUMBERED
     NO.                                   DESCRIPTION                                  PAGES
   --------   ---------------------------------------------------------------------  ------------
    *10(k)    Joint Venture Agreement dated July 26, 1984 between ESJ Hotel
              Corporation, Great American Industries, Inc., IHS Associates, Ltd.,
              MILTK, Inc., Midwest Property Corp. and MILTK Associates, as amended, incorporated by reference to Exhibit 10(i) to the 1994 10-K. ........
    *10(l)    Credit Agreement between Posadas de San Juan Associates and the Bank of Nova Scotia dated January 20, 1993, with respect to $34,000,000 refinancing, incorporated by reference to Exhibit 10(w) to
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              June 30, 1993 (the "1993 10-K"). ....................................
    *10(m)    Form of Indemnity Agreement authorized to be entered into between the
              Registrant and each officer and director approved by the Board of
              Directors, incorporated by reference to Exhibit 10(k) to the 1994
              10-K. ...............................................................
    *10(n)    Operating Credit and Term Loan Agreement between Posadas de Puerto
              Rico Associates, Incorporated and Scotiabank de Puerto Rico dated
              August 30, 1988, as amended, with respect to $35,500,000 financing, incorporated by reference to Exhibit 10(l) to the 1994 10-K. ........
    *10(o)    WKA El Con Associates Joint Venture Agreement dated January 9, 1990, by and among WMS El Con Corp., International Textile Products of
              Puerto Rico, Inc., KMA Associates of Puerto Rico and Hospitality
              Investment Group, S.E., incorporated by reference to Exhibit 10(gg)
              Registrant's Annual Report on Form 10-K for the fiscal year ended
              June 30, 1990. ......................................................
    *10(p)    First and Second Amendments to the WKA El Con Associates Joint
              Venture Agreement dated January 31, 1990 and January 18, 1991 incorporated by reference to Exhibit 10(gg) to the Registrant's
              Annual Report on Form 10-K for the fiscal year ended June 30,
              1991. ...............................................................
    *10(q)    WMS Industries Inc. 401(k) Retirement Savings Plan for Non-Union
              Employees adopted January 1, 1992, incorporated by reference to
              Exhibit 10(cc) to the Form 10-K for the fiscal year ended June 30,
              1992 (the "1992 10-K"). .............................................
    *10(r)    Williams Innovative Technologies, Inc. 401(k) Retirement Savings Plan
              (Union Employees) adopted January 1, 1992, incorporated by reference to Exhibit 10(dd) to the 1992 10-K. .................................
    *10(s)    WMS Industries Inc. Treasury Share Bonus Plan adopted April 19, 1993, incorporated by reference to Exhibit 10(ee) to the 1993 10-K. .......
    *10(t)    Asset Purchase Agreement dated April 4, 1994 among Tradewest, Inc.,
              Tradewest International, Inc., Williams Entertainment Inc., Leland P.
              Cook, Byron C. Cook and John R. Rowe and the Registrant and Asset
              Purchase Agreement dated April 4, 1994 among the Leland Corporation,
              Williams Entertainment Inc., Leland P. Cook, Byron C. Cook and John
              R. Rowe and the Registrant, incorporated by reference to Exhibits
              2(a) and 2(b), respectively, to Registrant's Form 8-K Report filed
              May 7, 1994 and Amendment No. 1 thereto filed July 14, 1994. ........
    *10(u)    Voting Proxy Agreement dated September 21, 1995 among Louis J.
              Nicastro, Neil D. Nicastro, the Registrant, Sumner M. Redstone and
              National Amusements, Inc., incorporated by reference to Exhibit 10(u)
              to Registrant's Annual Report on Form 10-K for the fiscal year ended
              June 30, 1995. ......................................................
    *10(v)    Stock Purchase Agreement dated as of February 23, 1996 between Warner
              Communications, Inc. and Williams Interactive Inc., incorporated by reference to Exhibit 2(a) to Registrant's Report on Form 8-K filed
              April 12, 1996. .....................................................

                                                                                     SEQUENTIALLY
   EXHIBIT                                                                             NUMBERED
     NO.                                   DESCRIPTION                                  PAGES
   --------   ---------------------------------------------------------------------  ------------
   **13       1996 Annual Report to Stockholders...................................
   **21       Subsidiaries of the Registrant.......................................
   **23       Consent of Ernst & Young LLP.........................................
   **27       Financial Data Schedule (filed with EDGAR version only)..............

- -------------------------
 * Incorporated by reference

** Filed herewith