Form 10-Q
period 1996-09-30
WMS INDUSTRIES INC /DE/
filed 1996-11-14
CIK 350077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               -------------------------------------------------


                         Commission file number 1-8300
                                                ------


                              WMS INDUSTRIES INC.
          -----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                   36-2814522
            --------                                   ----------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)


3401 North California Ave., Chicago, IL                          60618
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's telephone number, including area code           (773) 961-1111
                                                   -----------------------------


                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X     NO
                                   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,195,800 shares of common stock, $.50 par value, were outstanding at November 8, 1996 after deducting 52,312 shares held as treasury shares.

                              WMS INDUSTRIES INC.
                                 ____________

                                     INDEX




PART I.  FINANCIAL INFORMATION:                                                       PAGE NO
-------                                                                               -------
  ITEM 1.     FINANCIAL STATEMENTS:
  -------     Condensed Consolidated Statements of Income -
              Three months ended September 30, 1996 and 1995....................          2

              Condensed Consolidated Balance Sheets -
              September 30, 1996 and June 30, 1996..............................        3-4

              Condensed Consolidated Statements of Cash Flows -
              Three months ended September 30, 1996 and 1995....................          5

              Notes to Condensed Consolidated Financial Statements..............        6-7


  Item 2.     Management's Discussion and Analysis of Financial Condition
  -------     and Results of Operations ........................................       8-10



PART II.  OTHER INFORMATION:
--------

  ITEM 1.     Legal Proceedings ................................................         11
  -------

  ITEM 6.(A)  Exhibits .........................................................         12
  ----------


SIGNATURE     ..................................................................         13


                              WMS INDUSTRIES INC.
                                  ----------
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)


                                                             Three months ended
                                                                September 30,
                                                             ------------------

                                                                1996     1995
                                                                ----     ----
Revenues............................................         $ 80,571  $ 84,240

Cost and expenses
  Cost of sales.....................................           43,226    56,399
  Research and development..........................           14,673     8,821
  Selling and administrative........................           16,451    14,511
                                                             --------  --------
Total costs and expenses............................           74,350    79,731
                                                             --------  --------
Operating income....................................            6,221     4,509

Interest and other income...........................              875     1,099
Interest expense....................................           (1,338)     (828)
                                                             --------  --------

Income from continuing operations before
  income taxes......................................            5,758     4,780

Provision for income taxes..........................           (2,188)   (1,789)
                                                             --------  --------
Income from continuing operations...................            3,570     2,991

Loss from discontinued operations, net of tax
  credit of ($448)..................................              -      (2,723)
                                                             --------  --------
Net income..........................................         $  3,570  $    268
                                                             ========  ========

Income (loss) per share of common stock
  Continuing operations.............................         $   0.15  $   0.12
  Discontinued operations...........................              -       (0.11)
                                                             --------  --------
  Net income........................................         $   0.15  $   0.01
                                                             ========  ========

Shares used in calculating per share amounts........           24,156    24,109
                                                             ========  ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                  ----------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                         September 30,         June 30,
                                                                                             1996                1996
                                                                                         -------------       -------------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents.....................................................           $ 30,990            $ 33,550
  Short-term investments........................................................                -                27,109
  Receivables, less allowances of $3,524 and $1,826.............................             99,309              76,965
  Inventories, at lower of cost (Fifo) or market:
     Raw materials and work in progress.........................................             42,081              40,332
     Finished goods.............................................................             23,567              22,722
                                                                                           --------            --------
                                                                                             65,648              63,054
  Deferred income taxes.........................................................              4,540               4,233

  Other current assets..........................................................             12,286              11,513
                                                                                           --------            --------
     Total current assets.......................................................            212,773             216,424


Investment in marketable equity securities......................................             17,688              19,437

Property, plant and equipment...................................................             65,082              62,871
Less: accumulated depreciation..................................................            (25,948)            (24,349)
                                                                                           --------            --------
                                                                                             39,134              38,522
Excess of purchase cost over amount assigned to net assets acquired, net of
  accumulated amortization of $2,478 and $2,035.................................             23,322              23,765
Net assets of discontinued operations...........................................             42,023              42,091
Other assets....................................................................             18,576              16,206
                                                                                           --------            --------
                                                                                           $353,516            $356,445
                                                                                           ========            ========


See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)


                                                                         September 30,    June 30,
                                                                             1996           1996
                                                                         -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable................................................       $ 16,425        $ 23,034
  Accrued compensation and related benefits.......................          8,973           8,268
  Accrued payment on 1996 purchase of Atari Games Corporation.....          3,286           3,286
  Accrued discontinuance costs....................................          1,120          10,513
  Accrued royalties...............................................         11,696           6,108
  Other accrued liabilities.......................................         24,193          19,585
                                                                         --------        --------
     Total current liabilities....................................         65,693          70,794


Long-term debt....................................................         65,363          65,363
Deferred income taxes.............................................          6,548           6,548
Other noncurrent liabilities......................................          3,521           3,707

STOCKHOLDERS' EQUITY:

  Preferred stock (5,000,000 shares authorized, none issued)......            -               -
  Common stock (24,224,612 and 24,200,062 shares issued)..........         12,112          12,100
  Additional paid-in capital......................................         83,022          82,496
  Retained earnings...............................................        127,476         123,906
                                                                         --------        --------
                                                                          222,610         218,502
  Treasury stock, at cost (52,312 shares).........................           (148)           (148)
  Unrealized loss on noncurrent marketable equity securities......        (10,071)         (8,321)
                                                                         --------        --------
     Total stockholders' equity...................................        212,391         210,033
                                                                         --------        --------
                                                                         $353,516        $356,445
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

                              WMS INDUSTRIES INC.
                                 _____________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                   Three months ended
                                                                                      September 30,
                                                                                  --------------------
                                                                                    1996        1995
                                                                                  --------    --------
Operating activities:
Net income ...................................................................    $  3,570    $    268
Adjustments to reconcile net income to net cash used by operating activities:
    Loss from discontinued operations ........................................           -       2,723
    Depreciation and amortization ............................................       2,461       1,568
    Receivables provision ....................................................       1,688       1,415
    Deferred income taxes ....................................................        (307)      1,896
    Tax benefit from exercise of common stock options ........................          36           -
    Decrease resulting from changes in operating assets and liabilities ......     (35,476)    (32,506)
                                                                                  --------    --------
Net cash used by operating activities ........................................     (28,028)    (24,636)

Investing activities:
Purchase of property, plant and equipment ....................................      (2,211)     (3,995)
Net change in short-term investments .........................................      27,109      47,863
                                                                                  --------    --------
Net cash provided by investing activities ....................................      24,898      43,868

Financing activities:
Cash received on exercise of common stock options ............................         502           -
                                                                                  --------    --------
Net cash provided by financing activities ....................................         502           -

Discontinued Operations:
Net transfer from discontinued operations ....................................          68       1,690
                                                                                  --------    --------
Increase (decrease) in cash and cash equivalents .............................      (2,560)     20,922
Cash and cash equivalents at beginning of period .............................      33,550      42,337
                                                                                  --------    --------
Cash and cash equivalents at end of period ...................................    $ 30,990    $ 63,259
                                                                                  ========    ========


See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.

                                 -------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS
     --------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


2.   ACQUISITION
     -----------

     On March 29, 1996, a WMS subsidiary acquired all the capital stock of Atari Games Corporation ("Atari Games") from Warner Communications Inc. ("Warner"), a subsidiary of Time Warner Inc.

     The Company is in the process of assimilating parts of the Atari Games business into the Company's similar activities and exiting certain activities. A $4,500,000 liability for exit activities was established on March 29, 1996, the only major component of which was $2,500,000 of employee severance costs. The liability also includes provisions for severance and relocation costs for employees of Atari Games, contractual liabilities, direct exit costs and estimated losses of the two foreign subsidiaries until disposition.

     As of September 30, 1996 costs of $2,928,000 for assimilation and exit activities related to the acquisition of Atari Games have been incurred. Additional costs will continue to be incurred until the sale of the subsidiary in Japan has been completed and the building used for manufacturing in California has been subleased. The timing and outcome of these events will determine the adjustment required, if any, to the liability for exit activities. Subsequent to September 30, 1996 Atari Games completed the sale of its subsidiary in Ireland, the result of which did not require any adjustment to the exit liability.

     Under the terms of the purchase agreement, Warner is required to make an additional cash payment of $3,247,000 to Atari Games in order to increase net current assets to the required amount based upon the Atari Games' final March 29, 1996 balance sheet. A receivable for this amount is included in the consolidated balance sheet. The final purchase price has not as yet been accepted by Warner. Any significant change in the exit liability or purchase price would result in an adjustment to negative goodwill.

3.   DISCONTINUED OPERATIONS
     -----------------------

     On June 27, 1996, the Company announced a planned spin-off of its Puerto Rico based hotel, casino and hotel management operations that will create a new independent public corporation. Accordingly, the financial position, results of operations and cash flows of these business segments have been reported as discontinued operations in the condensed consolidated financial statements. The combined hotel/casino operations are expected to have positive results from operations through the projected spin-off date and accordingly, recognition of the results from discontinued operations will be included as part of the final adjustment on the date the spin-off is effectuated.

     Completion of the spin-off, among other things, is subject to the receipt of a ruling from the Internal Revenue Service that the transaction will be tax free to the Company and its stockholders. The Company anticipates that the spin-off will be completed during the quarter ended March 31, 1997.

4.   PUBLIC OFFERING BY SUBSIDIARY
     -----------------------------

     On October 30, 1996, the Company's subsidiary, Midway Games Inc., successfully completed an initial public offering of 5,100,000 of its shares at a price of $20.00 per share resulting in net proceeds to Midway Games Inc. of approximately $93,700,000. WMS Industries owns 33,400,000 shares of Midway Games Inc. representing 86.8% of its outstanding stock.

     The sale of stock by the Company's subsidiary will result in WMS reporting an after tax gain of approximately $55,000,000 in the quarter ending December 31, 1996.

5.   LITIGATION
     ----------

     See Item 1. Legal Proceedings for the status of the International Game Technology litigation.

                              WMS INDUSTRIES INC.
                                _______________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion contains certain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements.

FINANCIAL CONDITION
-------------------

Cash flows from operating, investing and financing activities before discontinued operations during the three months ended September 30, 1996 resulted in net cash used of $2,628,000 as compared with net cash provided of $19,232,000 during the three months ended September 30, 1995. See condensed consolidated statements of cash flows on page 5.

Cash provided by operating activities before changes in operating assets and liabilities was $7,448,000 for the three months ended September 30, 1996 and $7,870,000 for the three months ended September 30, 1995.

The changes in operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in $35,476,000 of cash outflow during the three months ended September 30, 1996 compared with a cash outflow of $32,506,000 during the three months ended September 30, 1995. Cash outflow in the current quarter was primarily due to increased receivables in the home video game business.

Cash provided by investing activities was $24,898,000 for the quarter ended September 30, 1996 compared with cash provided of $43,868,000 for the quarter ended September 30, 1995. Cash used for the purchase of property, plant and equipment during the three months ended September 30, 1996 was $2,211,000 compared with $3,995,000 for the three months ended September 30, 1995.

The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain home video game manufacturers that supply the Company require letters of credit for the full purchase price at the time the purchase order is accepted.

At September 30, 1996, WMS Industries Inc. has an uncollateralized bank line of credit which provides for borrowing up to $50,000,000 and for WMS and its U.S. operating subsidiaries to have letters of credit up to $80,000,000 outstanding, reduced for any borrowing on the line of credit. At September 30, 1996 there were no borrowings from this line of credit but there were outstanding letters of credit totaling $13,305,000. Management believes that cash and cash equivalents, cash flow from operations and amounts available under the line of credit will be adequate to fund the level of inventories and receivables required in the operations of the business and the growth thereof as well as pay any amounts due in fiscal 1997 and 1998 under the Tradewest and Atari Games acquisitions.

See Note 4 to the condensed consolidated financial statements regarding proceeds from a public offering by a subsidiary of the Company.

RESULTS OF OPERATIONS
---------------------

The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):


                                                            Three months ended
                                                               September 30,
                                                            ------------------
                                                              1996       1995
                                                            -------    -------
  REVENUES
    Video games...........................................  $65,555    $67,938
    Pinball and novelty...................................    7,911     13,165
    Gaming................................................    7,105      3,137
                                                            -------    -------
      Total revenues......................................  $80,571    $84,240
                                                            =======    =======
  GROSS PROFIT
    Video games...........................................  $34,380    $27,316
    Pinball and novelty...................................      868        347
    Gaming................................................    2,097        178
                                                            -------    -------
      Total gross profit..................................  $37,345    $27,841
                                                            =======    =======
  OPERATING INCOME (LOSS)
    Video games...........................................  $10,775    $11,631
    Pinball and novelty...................................   (2,035)    (3,390)
    Gaming................................................   (2,100)    (3,033)
    Unallocated general corporate expenses................     (419)      (699)
                                                            -------    -------
      Total operating income..............................    6,221      4,509

  Interest and other income...............................      875      1,099
  Interest expense........................................   (1,338)      (828)
                                                            -------    -------
  Income from continuing operations before income taxes...  $ 5,758    $ 4,780
                                                            =======    =======


THREE MONTH ENDED SEPTEMBER 30, 1996 COMPARED WITH
THREE MONTH ENDED SEPTEMBER 30, 1995

Consolidated revenues decreased to $80,571,000 in the quarter ended September 30, 1996 from $84,240,000 in the quarter ended September 30, 1995. Video games revenue decreased $2,383,000 or 3.5% in the quarter ended September 30, 1996 from the prior year primarily because of lower coin-operated video game sales. Gaming revenues increased $3,968,000 or 127% from the prior year primarily because increased slot machine shipments. Pinball and novelty revenues decreased by $5,254,000 or 40% primarily due to the continuing industry wide decline in demand for pinball games.

Consolidated gross profit increased to $37,345,000 in the quarter ended September 30, 1996 from $27,841,000 in the quarter ended September 30, 1995 due to increased profit margins on home video games as a result of lower per unit cost resulting from contract manufacturing of 16-bit cartridges for the first time.

Consolidated research and development expenses increased 66.3% to $14,673,000 in the quarter ended September 30, 1996 from $8,821,000 in the quarter ended September 30, 1995. The increased research and development expense was primarily from the video game business and results primarily from including Atari Games in the September 30, 1996 quarter subsequent to its acquisition in March 1996.

Consolidated selling and administrative expense increased in the September 30, 1996 quarter primarily as a result of Atari Games, which was acquired subsequent to the quarter ended September 30, 1995, and increased selling cost of the gaming business.

Income from continuing operations was $3,570,000, $.15 per share in the quarter ended September 30, 1996 compared with $2,991,000, $.12 per share in the quarter ended September 30, 1995. Higher research and development expenses in the quarter ended September 30, 1996, the benefits of which are expected to be realized in future periods, reduced income from continuing operations for the quarter.


VIDEO GAMES

Video game revenues decreased to $65,555,000 in the quarter ended September 30, 1996 from $67,938,000 in the quarter ended September 30, 1995. Home video sales increased by $837,000 while coin-operated sales declined by $3,220,000.

Video game gross profit increased to $34,380,000 (52.4% of segment revenues) in the quarter ended September 30, 1996 from $27,316,000 (40.2% of segment revenues) in the quarter ended September 30, 1995. The increased gross profit was primarily due to lower unit cost of home video games due to contract manufacturing of 16-bit cartridges for the first time.

Video game operating income decreased to $10,775,000 in the quarter ended September 30, 1996 from $11,631,000 in the quarter ended September 30, 1995. Research and development for this segment increased $6,152,000 to $12,003,000 in the quarter ended September 30, 1996 primarily due to the acquisition of Atari Games in March 1996. The higher level of research and development expenses is expected to result in increased coin-operated and home video game introductions for fiscal 1997 and subsequent periods.

PINBALL AND NOVELTY

Pinball and novelty revenues decreased 40% to $7,911,000 in the quarter ended September 30, 1996 from $13,165,000 in the quarter ended September 30, 1995. The decreased revenues were due to a continued industry-wide decline in demand for pinball games.

Pinball and novelty operating loss decreased 40% to $2,035,000 in the quarter ended September 30, 1996 from $3,390,000 in the quarter ended September 30, 1995. The reduced loss resulted from the June 1996 downsizing of this segment's operations.

GAMING

Gaming revenues increased 127% to $7,105,000 in the quarter ended September 30, 1996 from $3,137,000 in the quarter ended September 30, 1995. The Company commenced sales of its slot machines into the Nevada market during the quarter ended September 30, 1996.

Gaming gross profit increased due to increased revenue as mentioned above. Gaming operating loss decreased due to increased gross profit, partially offset by increased selling expense.

                                    PART II
                               OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS
---------------------------

Reference is made to information concerning the litigation between WMS Gaming Inc. ("WGI") and International Game Technology set forth in "Item 3. Legal Proceedings" in Registrant's Report on Form 10-K for the year ended June 30, 1996 ("1996 10-K"). Capitalized terms used herein shall have the same meanings as ascribed to such terms in the 1996 10-K.

On October 11, 1996, the trial court entered an injunction in favor of IGT. WGI filed an appeal of the trial court ruling and on October 16, 1996 the United States Court of Appeals for the Federal Circuit issued a temporary stay of the injunction. On October 17, 1996, the trial court vacated its damage award of $50.00 for each Model 400 slot machine sold by WGI, ordered discovery held on IGT's damage claim and set December 20, 1996 as the date for completion of such discovery and for a further status conference. On October 18, 1996, WGI appealed such decision and filed a motion to amend the judgment and reopen the record to receive evidence of written opinions of WGI's patent counsel which concluded that the Model 400 slot machine did not infringe any of the claims of the Telnaes patent and that the Telnaes patent was invalid. On October 25, 1996 the trial court denied such motion. On October 30, 1996, WGI appealed this third decision of the trial court. IGT is seeking damages for alleged lost profits in excess of approximately $9,000,000 trebled, plus pre-judgment interest and attorney's fees. Notwithstanding the decision of the trial court, WGI believes, based on opinions of counsel, that its Model 400 slot machine does not infringe the Telnaes patent and that WGI will prevail on appeal. WGI intends to defend vigorously against IGT's damage claims in the trial court, while pursuing its appeal involving the underlying issues of patent infringement, patent validity and willfulness in the Federal Circuit Court of Appeals.

ITEM 6.(A)  EXHIBITS
--------------------

Exhibit 27 - Financial Data Schedule

                              WMS INDUSTRIES INC.
                                _______________

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                       WMS INDUSTRIES INC.
                                       -------------------
                                       (Registrant)



Dated:  November 14, 1996              By:  /S/ Harold H. Bach, Jr.
                                       ----------------------------
                                       Harold H. Bach, Jr.
                                       Vice President-Finance
                                       Principal Financial and
                                       Chief Accounting Officer