Form 10-Q
period 1996-12-31
WMS INDUSTRIES INC /DE/
filed 1997-02-14
CIK 350077

                              WMS INDUSTRIES INC.
                                  ____________

                                     INDEX

                                                                         PAGE NO
                                                                         -------
PART I.  FINANCIAL INFORMATION:
-------

  ITEM 1.     Financial Statements:
  -------     Condensed Consolidated Statements of Income -
              Three and six months ended December 31, 1996 and 1995......     2

              Condensed Consolidated Balance Sheets -
              December 31, 1996 and June 30, 1996........................   3-4

              Condensed Consolidated Statements of Cash Flows -
              Six months ended December 31, 1996 and 1995................     5

              Notes to Condensed Consolidated Financial Statements.......   6-7

  ITEM 2.     Management's Discussion and Analysis of Financial Condition
  -------     and Results of Operations..................................  8-12

PART II.  OTHER INFORMATION:
--------

  ITEM 1.     Legal Proceedings..........................................    13
  -------

  ITEM 6.(A)  Exhibits...................................................    14
  ----------

SIGNATURE     ...........................................................    15


                              WMS INDUSTRIES INC.
                                 _____________

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Thousands of dollars, except per share amounts)
                                  (Unaudited)

                                                                  Three months ended        Six months ended
                                                                      December 31,             December 31,
                                                                 --------------------     --------------------

                                                                   1996        1995         1996        1995
                                                                   ----        ----         ----        ----
Revenues....................................................     $144,142    $113,216     $224,713    $197,456


Costs and expenses
  Cost of sales.............................................       84,812      71,315      128,038     127,714
  Research and development..................................       17,954      12,610       32,627      21,431
  Selling and administrative................................       21,963      16,756       38,414      31,267
  Provisions related to WMS Gaming Inc. patent litigation...       61,925           -       61,925           -
                                                                 --------      ------     --------    --------
Total costs and expenses....................................      186,654     100,681      261,004     180,412
                                                                 --------      ------     --------    --------
Operating income (loss).....................................      (42,512)     12,535      (36,291)     17,044

Gain on Midway Games Inc. public offering...................       79,179           -       79,179           -
Interest and other income...................................        2,378         763        3,253       1,862
Interest expense............................................       (1,185)       (828)      (2,523)     (1,656)
                                                                 --------      ------     --------    --------
Income from continuing operations before income taxes and
  minority interest.........................................       37,860      12,470       43,618      17,250

Provision for income taxes..................................      (14,694)     (4,594)     (16,882)     (6,383)
Minority interest...........................................       (1,698)          -       (1,698)          -
                                                                 --------      ------     --------    --------
Income from continuing operations...........................       21,468       7,876       25,038      10,867

Income (loss) from discontinued operations, net of tax
  provision (credit) of $153 and ($295).....................            -       1,017            -      (1,706)
                                                                 --------      ------     --------    --------
Net income..................................................     $ 21,468      $8,893     $ 25,038      $9,161
                                                                 ========      ======     ========    ========

Income (loss) per share of common stock
  Continuing operations.....................................        $0.89       $0.33        $1.04       $0.45
  Discontinued operations...................................        -            0.04           -        (0.07)
                                                                 --------      ------     --------    --------
  Net income................................................        $0.89       $0.37        $1.04       $0.38
                                                                 ========      ======     ========    ========

Shares used in calculating per share amounts................       24,193      24,120       24,175      24,115
                                                                 ========      ======     ========    ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.

                                 -------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                           December 31,       June 30,
                                                                               1996             1996
                                                                           -----------        --------
ASSETS

Current assets:
 Cash and cash equivalents...............................................    $ 83,942        $ 33,550
 Short-term investments..................................................      50,000          27,109
 Receivables, less allowances of $14,854 and $1,826......................     125,861          76,965
 Inventories, at lower of cost (Fifo) or market:
  Raw materials and work in progress.....................................      38,061          40,332
  Finished goods.........................................................      13,180          22,722
                                                                             --------        --------
                                                                               51,241          63,054
 Deferred income taxes...................................................      28,882           4,233
 Other current assets....................................................       6,686          11,513
                                                                             --------        --------
  Total current assets...................................................     346,612         216,424


Investment in marketable equity securities...............................      17,438          19,437

Property, plant and equipment............................................      68,446          62,871
Less: accumulated depreciation..........................................      (27,534)        (24,349)
                                                                             --------        --------
                                                                               40,912          38,522

Excess of purchase cost over amount assigned to net assets acquired, net
   accumulated amortization of $2,922 and $2,035.......................        49,558          23,765
Net assets of discontinued operations....................................      42,169          42,091
Other assets.............................................................      17,364          16,206
                                                                             --------        --------
                                                                             $514,053        $356,445
                                                                             ========        ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                        December 31,     June 30,
                                                                            1996           1996
                                                                        ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable...................................................       $ 30,188       $ 23,034
  Accrued compensation and related benefits..........................         13,825          8,268
  Accrued payment on 1996 purchase of Atari Games Corporation........         11,632          3,286
  Accrued discontinuance costs.......................................            900         10,513
  Accrued royalties..................................................         11,796          6,108
  Accrued liability related to WMS Gaming Inc. patent litigation.....         34,700            -
  Accrued payment on 1994 purchase of Tradewest......................          7,200            -
  Income taxes payable...............................................          7,388            -
  Other accrued liabilities..........................................         27,839         19,585
                                                                           ---------      ---------
          Total current liabilities..................................        145,468         70,794


Long-term debt.......................................................         65,363         65,363
Deferred income taxes................................................         35,487          6,548
Accrued payment on 1994 purchase of Tradewest........................         14,400            -
Other noncurrent liabilities.........................................          3,282          3,707

Minority interest....................................................         15,904            -

Stockholders' equity:

  Preferred stock (5,000,000 shares authorized, none issued).........           -                -
  Common stock (24,248,112 and 24,200,062 shares issued).............         12,124         12,100
  Additional paid-in capital.........................................         83,550         82,496
  Retained earnings..................................................        148,944        123,906
                                                                           ---------      ---------
                                                                             244,618        218,502
  Treasury stock, at cost (52,312 shares)............................           (148)          (148)
  Unrealized loss on noncurrent marketable equity securities.........        (10,321)        (8,321)
                                                                           ----------     ----------
      Total stockholders' equity.....................................        234,149        210,033
                                                                           ---------      ---------
                                                                            $514,053       $356,445
                                                                           =========      =========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.

                                 -------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                 Six months ended
                                                                                   December 31,
                                                                               --------------------

                                                                                1996         1995
                                                                               -------      -------
Operating activities:
Net income...................................................................  $25,038      $ 9,161
Adjustments to reconcile net income to net cash used by operating activities:
  Loss from discontinued operations..........................................      -          1,706
  Depreciation and amortization..............................................    4,994        3,259
  Receivables provision......................................................    7,311        4,282
  Provisions related to gaming patent litigation.............................   60,875          -
  Minority interest..........................................................    1,698          -
  Gain on Midway Games Inc. public offering..................................  (79,179)         -
  Deferred income taxes......................................................    5,449       (3,143)
  Tax benefit from exercise of common stock options..........................       94          124
  Decrease resulting from changes in operating assets and liabilities........  (44,067)     (34,414)
                                                                               -------      -------
Net cash used by operating activities........................................  (17,787)     (19,025)

Investing activities:
Purchase of property, plant and equipment....................................   (3,221)      (5,847)
Net change in short-term investments.........................................  (22,891)      47,863
                                                                               -------      -------
Net cash (used) provided by investing activities.............................  (26,112)      42,016

Financing activities:
Cash received on exercise of common stock options............................      984           28
Net proceeds from Midway Games Inc. public offering..........................   93,385          -
                                                                               -------      -------
Net cash provided by financing activities....................................   94,369           28

Discontinued operations:
Net transfer from (to) discontinued operations...............................      (78)       5,760
                                                                               -------      -------
Increase in cash and cash equivalents........................................   50,392       28,779
Cash and cash equivalents at beginning of period.............................   33,550       42,337
                                                                               -------      -------
Cash and cash equivalents at end of period...................................  $83,942      $71,116
                                                                               =======      =======

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS
    --------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for the gain on Midway Games Inc. public offering and the provisions related to WMS Gaming Inc. patent litigation described in Notes 4 and 5) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


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

    As of December 31, 1996 costs of $3,485,000 for assimilation and exit activities related to the acquisition of Atari Games have been incurred. Additional costs will continue to be incurred until the sale of the subsidiary in Japan has been completed. The timing and outcome of this event will determine the adjustment required, if any, to the liability for exit activities. Any change in the exit liability would result in an adjustment to goodwill.

    Under the terms of the purchase agreement, Warner is required and agreed on January 7, 1997 to make an additional cash payment of $1,403,000 to Atari Games in order to increase net current assets to the required amount based upon the Atari Games' final March 29, 1996 balance sheet. A receivable for this amount is included in the consolidated balance sheet.

    As of December 31, 1996, $11,632,000 was recorded as accrued additional purchase price under the four year non-recourse promissory note to Warner resulting in recording $5,080,000 of goodwill.

    The April 1994 acquisition of Tradewest provides for additional purchase price payments contingent on the level of subsequent earnings. As a result of the level of home video earnings through December 31, 1996, the maximum additional payment of $7,200,000 due in June 1997 and $14,400,000 due in June 1998 were recorded as of December 31, 1996.

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

     Completion of the spin-off, among other things, is subject to receipt of a ruling from the Internal Revenue Service that the transaction will be tax free to the Company and its stockholders. A ruling was received on January 31, 1997 containing the requested tax positions. While completion of the spin-off is subject to certain conditions, the Company anticipates that the spin-off will be completed during the quarter ended March 31, 1997.

4.   PUBLIC OFFERING BY SUBSIDIARY
     -----------------------------

     On October 30, 1996, the Company's subsidiary, Midway Games Inc., successfully completed an initial public offering of 5,100,000 of its shares at a price of $20.00 per share resulting in net proceeds to Midway Games Inc. of $93,385,000. The Company recorded a gain of $79,179,000 ($47,771,000 after tax, $1.98 per share) on the Midway public offering in the quarter ended December 31, 1996. WMS Industries still owns 33,400,000 shares of Midway Games Inc. representing 86.8% of its outstanding stock.

5.   LITIGATION
     ----------

     The Company's subsidiary, WMS Gaming Inc., is currently involved in patent infringement litigation with its competitor International Game Technology ("IGT"). The U.S. District Court for the Northern District of Illinois previously ruled that WMS Gaming's Model 400 reel spinning slot machine infringed IGT's patent and issued a permanent injunction prohibiting the sale of Model 400 and held that IGT is entitled to treble damages. This same District Court in December issued a temporary restraining order and ultimately a preliminary injunction prohibiting the sale of WMS Gaming's reel spinning slot machine Model 401. The Model 400 and Model 401 operate differently and each product is based on separate and distinct methods of operation, each corresponding to separate patents granted by the U.S. Patent and Trademark Office. While WMS Gaming believes the District Court's findings are in error and subject to reversal on appeal, it nevertheless believes that based on the District Court's uniformly adverse rulings against WMS Gaming that it is probable the District Court will award IGT the total amount of IGT's claimed damages with respect to Model 400 which is approximately $29,000,000 after trebling.

     WMS Gaming has appealed the decisions of the District Court to the U.S. Court of Appeals for the Federal Circuit. However, due to the fact that obtaining a reversal before the Federal Circuit occurs in only a minority of the patent cases it reviews, management has decided to accrue the probable damage award.

     In light of the effects these decisions have had and are expected to have on WMS Gaming's reel spinning slot machine business, management has also decided to make provisions and adjustments totaling $32,925,000 for among other things realization of receivables and inventory and legal fees. The major components of the provisions are $8,300,000 for sales returns and uncollectible receivables and $19,000,000 for excess and unusable reel spinning slot machine inventory.

     The total provision of $61,925,000 ($37,361,000 after tax, $1.55 per share) was recorded in the quarter ended December 31, 1996.

                                 WMS INDUSTRIES INC.
                                 _______________

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                 AND RESULTS OF OPERATIONS

     The following discussion contains certain forward looking statements that involve risks and uncertainties including reference to statements relating to the outcome and effects of litigation. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors including court decisions, customer actions and success in product development.

     FINANCIAL CONDITION
     -------------------

     Cash flows from operating, investing and financing activities before discontinued operations during the six months ended December 31, 1996 resulted in net cash provided of $50,470,000 as compared with net cash provided of $23,019,000 during the six months ended December 31, 1995. See condensed consolidated statements of cash flows on page 5.

     Cash provided by operating activities before changes in operating assets and liabilities was $26,280,000 for the six months ended December 31, 1996 and $15,389,000 for the six months ended December 31, 1995.

     The changes in operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in $44,067,000 of cash outflow during the six months ended December 31, 1996 compared with a cash outflow of $34,414,000 during the six months ended December 31, 1995. Cash outflow in the six months ended December 31, 1996 and 1995 was primarily due to increased receivables in the home video game business.

     Cash used by investing activities was $26,112,000 for the six months ended December 31, 1996 compared with cash provided of $42,016,000 for the six months ended December 31, 1995. The six months ended December 31, 1996 utilized $22,891,000 toward the purchase of short-term investments while during the six months ended December 31, 1995 cash of $47,863,000 was provided from short-term investments. This difference is primarily a function of investing in items not considered a cash equivalent (short-term investments) or investing in items considered to be a cash equivalent.
     Cash used for the purchase of property, plant and equipment during the six months ended December 31, 1996 was $3,221,000 compared with $5,847,000 for the six months ended December 31, 1995.

     See Note 4 to the condensed consolidated financial statements regarding proceeds from a public offering by a subsidiary of the Company reported as a cash flow financing activity.

     The home video game business is highly seasonal and significant working capital is required to finance high levels of inventories and accounts receivable during certain months of the fiscal year. In addition, certain home video game manufacturers that supply the Company require letters of credit for the full purchase price at the time the purchase order is accepted.

     At December 31, 1996, WMS Industries Inc.'s subsidiary Midway Games Inc., has an uncollateralized bank line of credit which provides for borrowing up to $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement is for a one-year term and
     contains usual bank line of credit terms.   At December 31, 1996 there were
     no borrowings from this line of credit but there were outstanding letters of credit totaling $9,751,000. Management believes that cash and cash equivalents, cash flow from operations and amounts available under the line of credit will be adequate to fund the level of inventories and receivables required in the operations of the business and the Company's other presently anticipated needs, as well as pay any amounts due under the Tradewest and Atari Games acquisitions.

RESULTS OF OPERATIONS
---------------------

The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):

                                             Three months ended    Six months ended
                                                 December 31,        December 31,
                                            -------------------   -------------------
                                              1996       1995       1996       1995
                                            --------   --------   --------   --------
REVENUES
  Video games.............................  $125,519   $ 89,162   $191,074   $157,100
  Pinball and novelty.....................    11,270     15,109     19,181     28,274
  Gaming..................................     7,353      8,945     14,458     12,082
                                            --------   --------   --------   --------
    Total revenues........................  $144,142   $113,216   $224,713   $197,456
                                            ========   ========   ========   ========
GROSS PROFIT
  Video games.............................  $ 55,203   $ 40,615   $ 89,583   $ 67,931
  Pinball and novelty.....................     2,361        (44)     3,229        303
  Gaming..................................     1,766      1,330      3,863      1,508
                                            --------   --------   --------   --------
    Total gross profit....................  $ 59,330   $ 41,901   $ 96,675   $ 69,742
                                            ========   ========   ========   ========
OPERATING INCOME (LOSS)
  Video games.............................  $ 23,499   $ 19,108   $ 34,274   $ 30,739
  Pinball and novelty.....................      (539)    (3,499)    (2,574)    (6,889)
  Gaming..................................    (3,048)    (2,135)    (5,148)    (5,168)
  Provisions related to WMS Gaming Inc.
    patent litigation.....................   (61,925)         0    (61,925)         0
  Unallocated general corporate expenses..      (499)      (939)      (918)    (1,638)
                                             -------    -------    -------   --------
    Total operating income (loss).........   (42,512)    12,535    (36,291)    17,044

Gain on Midway Games Inc. public offering.    79,179          0     79,179          0
Interest and other income.................     2,378        763      3,253      1,862
Interest expense..........................    (1,185)      (828)    (2,523)    (1,656)
                                            --------   --------   --------   --------
Income from continuing operations before
  income taxes and minority interest......  $ 37,860   $ 12,470   $ 43,618   $ 17,250
                                            ========   ========   ========   ========

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
THREE MONTHS ENDED DECEMBER 31, 1995

Consolidated revenues increased to $144,142,000 in the quarter ended December 31, 1996 from $113,216,000 in the quarter ended December 31, 1995. Video games revenues increased $36,357,000 or 40.8% in the quarter ended December 31, 1996 from the prior year primarily because of higher home video and coin-operated video game sales. Gaming revenues decreased $1,592,000 or 17.8% from the prior year primarily because of the effects of the patent litigation. Pinball and novelty revenues decreased by $3,839,000 or 25.4% primarily due to the continuing industry wide decline in demand for pinball games.

Consolidated gross profit increased to $59,330,000 in the quarter ended December 31, 1996 from $41,901,000 in the quarter ended December 31, 1995 due primarily to increased video game revenues.

Consolidated research and development expenses increased 42.4% to $17,954,000 in the quarter ended December 31, 1996 from $12,610,000 in the quarter ended December 31, 1995. The increased research and development expense was primarily from the video game business and results primarily from including Atari Games in the December 31, 1996 quarter subsequent to its acquisition in March 1996.

Consolidated selling and administrative expense increased in the December 31, 1996 quarter primarily as a result of the increased advertising and promotion costs to support the increased home video sales and the administrative expense of Atari Games, which was acquired subsequent to December 31, 1995.

In the quarter ended December 31, 1996 the Company recorded a provision of $61,925,000 for the probable effects of patent litigation. See Note 5 to the condensed consolidated financial statements.

The gain on the Midway Games Inc. public offering was recorded in the quarter ended December 31, 1996. See Note 4 to the condensed consolidated financial statements.

The increase in interest and other income was primarily from an increase in interest income on invested cash and approximately $900,000 in a litigation settlement.

The minority interest represents the earnings of Midway Games Inc. subsequent to the October 30, 1996 public offering that are allocated to the public shareholders of Midway Games Inc.

Income from continuing operations was $21,468,000, $.89 per share, in the quarter ended December 31, 1996 compared with $7,876,000, $.33 per share, in the quarter ended December 31, 1995. Excluding the after tax provisions relating to gaming patent litigation of $37,361,000 and the after tax gain on Midway public offering of $47,771,000, income from continuing operations was $11,058,000, $.46 per share, in the quarter ended December 31, 1996 or a 40.4% increase from the prior year. The increase was primarily from increased operating profits of the video games segment and reduced pinball and novelty operating loss. Higher research and development expenses in the quarter ended December 31, 1996, the benefits of which are expected to be realized in future periods, reduced income from continuing operations for the quarter.

VIDEO GAMES

Video game revenues increased to $125,519,000 in the quarter ended December 31, 1996 from $89,162,000 in the quarter ended December 31, 1995. Home video sales increased by $21,404,000 and coin-operated sales increased by $14,953,000. Home video game revenues increased primarily due to the increase in units shipped because of additional titles published and an expanded market due to the growth in next generation platforms including Nintendo 64. In the three months ended December 31, 1996, approximately 75% of the Company's home video game sales were for the next generation platforms. Coin-operated video game revenues increased due to strong market acceptance of the newest games Crusin' World and San Francisco Rush.

Video game gross profit increased to $55,203,000 (44.0% of segment revenues) in the quarter ended December 31, 1996 from $40,615,000 (45.6% of segment revenues) in the quarter ended December 31, 1995. The increased gross profit was primarily due to increased sales.

Video game operating income increased to $23,499,000 in the quarter ended December 31, 1996 from $19,108,000 in the quarter ended December 31, 1995 because of the increase in revenues noted above. Research and development expenses for this segment increased $5,239,000 to $14,780,000 in the quarter ended December 31, 1996 primarily due to the acquisition of Atari Games in March 1996. The higher level of research and development expenses is expected to result in increased coin-operated and home video game introductions for fiscal 1997 and subsequent periods.

PINBALL AND NOVELTY

Pinball and novelty revenues decreased 25.4% to $11,270,000 in the quarter ended December 31, 1996 from $15,109,000 in the quarter ended December 31, 1995. The decreased revenues were due to a continued industry-wide decline in demand for pinball games.

Pinball and novelty gross profit increased to $2,361,000 in the quarter ended December 31, 1996 and operating loss decreased 84.5% to $539,000 in the quarter ended December 31, 1996 from $3,499,000 in the quarter ended December 31, 1995. The changes resulted primarily from the June 1996 downsizing of this segment's operations.

GAMING

Gaming revenues decreased 17.8% to $7,353,000 in the quarter ended December 31, 1996 from $8,945,000 in the quarter ended December 31, 1995. The decrease is attributable to the patent litigation.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED WITH
SIX MONTHS ENDED DECEMBER 31, 1995

Consolidated revenues increased to $224,713,000 for the six months ended December 31, 1996 from $197,456,000 in the six months ended December 31, 1995. Video games revenue increased $33,974,000 or 21.6% in the six months ended December 31, 1996 from the prior year because of increased home and coin-operated video game sales. Gaming revenues increased $2,376,000 from the prior year primarily because of increased slot machine sales in the quarter ended September 30, 1996. Pinball and novelty revenues decreased by $9,093,000 or 32.2% primarily due to the continuing industry wide decline in demand for pinball games.

Consolidated gross profit increased to $96,675,000 in the six months ended December 31, 1996 from $69,742,000 in the six months ended December 31, 1995 due primarily to increased video game sales.

Consolidated research and development expenses increased 52.2% to $32,627,000 in the six months ended December 31, 1996 from $21,431,000 in the six months ended December 31, 1995. The increased research and development expenses was primarily from the video game business and results primarily from including Atari Games in the six months ended December 31, 1996 subsequent to its acquisition in March 1996.

Consolidated selling and administrative expense increased in the six months ended December 31, 1996 primarily as a result of the increased advertising and promotion costs to support the increased home video game sales and the administrative expense of Atari Games, which was acquired subsequent to December 31, 1995 and increased selling expense of the gaming business.

In the quarter ended December 31, 1996 the Company recorded a provision of $61,925,000 for the probable effects of patent litigation. See Note 5 to the condensed consolidated financial statements.

The gain on the Midway Games Inc. public offering was recorded in the quarter ended December 31, 1996. See Note 4 to the condensed consolidated financial statements.

The increase in interest and other income was primarily from an increase in interest income on invested cash and approximately $900,000 in a litigation settlement.

Income from continuing operations was $25,038,000, $1.04 per share, in the six months ended December 31, 1996 compared with $10,867,000, $.45 per share, in the six months ended December 31, 1995. Excluding the after tax provisions relating to gaming patent litigation of $37,361,000 and the after tax gain on Midway Games Inc. public offering of $47,771,000, income from continuing operations was $14,628,000, $.61 per share, in the six months ended December 31, 1996 or a 34.6% increase from the prior year. The increase was primarily from increased operating profits of the video segment and reduced pinball and novelty operating loss. Higher research and development expenses in the six months ended December 31, 1996, the benefits of which are expected to be realized in future periods, reduced income from continuing operations for the six month period.

VIDEO GAMES

Video game revenues increased to $191,074,000 for the six months ended December 31, 1996 from $157,100,000 in the six months ended December 31, 1995. Home video sales increased by $22,241,000 and coin-operated sales increased by $11,733,000. Home video game revenues increased primarily due to the significant increase in the sales of next generation video game units in the quarter ended December 31, 1996. Coin-operated video game revenues increased due to strong market acceptance of Crusin' World and San Francisco Rush introduced in the quarter ending December 31, 1996.

Video game gross profit increased to $89,583,000 (46.9% of segment revenues) in the six months ended December 31, 1996 from $67,931,000 (43.2% of segment revenues) in the six months ended December 31, 1995. The increased gross profit was primarily due to increased sales and lower unit cost of home video 16-bit cartridges.

Video game operating income increased to $34,274,000 (17.9% of segment revenues) in the six months ended December 31, 1996 from $30,739,000 (19.6% of segment revenues) in the six months ended December 31, 1995 due primarily to the increase in revenues noted above. Research and development for this segment increased $11,391,000 to $26,783,000 in the six months ended December 31, 1996 primarily due to the acquisition of Atari Games in March 1996. The higher level of research and development expenses is expected to result in increased coin-operated and home video game introductions for fiscal 1997 and subsequent periods.

PINBALL AND NOVELTY

Pinball and novelty revenues decreased 32.2% to $19,181,000 in the six months ended December 31, 1996 from $28,274,000 in the six months ended December 31, 1995. The decreased revenues were due to a continued industry-wide decline in demand for pinball games.

Pinball and novelty gross profit increased $2,926,000 to $3,229,000 and operating loss decreased 62.6% to $2,574,000 in the six months ended December 31, 1996 from $303,000 and $6,889,000, respectively, in the six months ended December 31, 1995. The changes resulted primarily from the June 1996 downsizing of this segment's operations.

GAMING

Gaming revenues increased 19.7% to $14,458,000 in the six months ended December 31, 1996 from $12,082,000 in the six months ended December 31, 1995. The increase occurred during the quarter ended September 30, 1996 and prior to the effects of the patent litigation.

                                    PART II
                               OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS
---------------------------

Reference is made to information concerning the patent litigation between WMS Gaming Inc. ("WGI") and International Game Technology ("IGT") as set forth in "Item 3. Legal Proceedings" in Registrant's Report on Form 10-K for the year ended June 30, 1996 ("1996 10-K"), and as supplemented in Registrant's Report on Form 10-Q for the quarter ended September 30, 1996. Capitalized terms used and not otherwise defined herein shall have the same meanings as ascribed to such terms in the 1996 10-K.

On December 19, 1996, the United States Court of Appeals for the Federal Circuit (the "Patent Appeals Court") declined to extend its October 16, 1996 stay of the injunction issued by the Federal District Court for the Northern District of Illinois (the "Trial Court") against the future manufacture, use or sale by WGI of its Model 400 slot machine and against the future trial use of such machines which had not been purchased by casinos. The appeal of the Trial Court decision is in the briefing stage and should be argued in May or June of 1997.

The Trial Court currently has pending before it an action to determine whether the WGI Model 401 slot machine infringes IGT's patent and WMS expects that a full trial will be held on this issue later this year. The Trial Court issued a preliminary injunction with respect to future manufacture, use and sale by WGI of its Model 401 slot machine on December 18, 1996, which injunction was appealed and temporarily stayed by the Patent Appeals Court on December 20, 1996. This appeal is in the briefing stage and should also be argued in May or June of 1997.

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

                                   WMS INDUSTRIES INC.
                                   -------------------
                                   (Registrant)



Dated:  February 14, 1997          By:  /S/ Harold H. Bach, Jr.
                                   ----------------------------
                                   Harold H. Bach, Jr.
                                   Vice President-Finance
                                   Principal Financial and
                                   Chief Accounting Officer