Form 10-Q
period 1997-03-31
WMS INDUSTRIES INC /DE/
filed 1997-05-12
CIK 350077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1997
                               ------------------------------------------------


                         Commission file number 1-8300
                                                ------


                              WMS INDUSTRIES INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                    36-2814522
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


3401 North California Ave., Chicago, IL                     60618
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code  (773) 961-1111
                                                    ----------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 24,200,800 shares of common stock, $.50 par value, were outstanding at May 8, 1997 after deducting 52,312 shares held as treasury shares.

                              WMS INDUSTRIES INC.
                                  ____________

                                     INDEX

                                                                                   PAGE NO
                                                                                   -------
Part I.  Financial Information:
-------

  Item 1.        Financial Statements:
  -------
                 Condensed Consolidated Statements of Income -
                 Three and nine months ended March 31, 1997 and 1996...........          2

                 Condensed Consolidated Balance Sheets -
                 March 31, 1997 and June 30, 1996..............................        3-4

                 Condensed Consolidated Statements of Cash Flows -
                 Nine months ended March 31, 1997 and 1996.....................          5

                 Notes to Condensed Consolidated Financial Statements..........        6-9


  Item 2.        Management's Discussion and Analysis of Financial Condition
  -------         and Results of Operations....................................      10-13


Part II.  Other Information:
--------

  Item 1.        Legal Proceedings.............................................         14
  -------

  Item 4.        Submission of Matters to a Vote of Security-Holders...........         14
  -------

  Item 6.(a)     Exhibits......................................................         14
  ----------


Signature        ..............................................................         15

                              WMS INDUSTRIES INC.
                                 _____________

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)
                                  (Unaudited)

                                                                           Three months ended      Nine months ended
                                                                                March 31,              March 31,
                                                                           -------------------    --------------------
                                                                             1997       1996        1997        1996
                                                                           --------    -------    --------    --------
Revenues................................................................   $117,668    $67,500    $342,381    $264,956

Costs and expenses
  Cost of sales.........................................................     77,460     44,295     205,498     172,009
  Research and development..............................................     16,460      8,829      49,087      30,260
  Selling and administrative............................................     18,123      9,709      56,537      40,976
  Provisions related to WMS Gaming Inc. patent litigation...............        -          -        61,925         -
                                                                           --------    -------    --------    --------
Total costs and expenses................................................    112,043     62,833     373,047     243,245
                                                                           --------    -------    --------    --------
Operating income (loss).................................................      5,625      4,667     (30,666)     21,711

Gain on Midway Games Inc. public offering...............................        -          -        79,179         -
Interest and other income...............................................      2,039      1,160       5,292       3,022
Interest expense........................................................     (1,185)      (828)     (3,708)     (2,484)
                                                                           --------    -------    --------    --------
Income from continuing operations before income taxes and
  minority interest.....................................................      6,479      4,999      50,097      22,249
Provision for income taxes..............................................     (2,445)    (1,823)    (19,327)     (8,206)
Minority interest.......................................................       (849)       -        (2,547)        -
                                                                           --------    -------    --------    --------
Income from continuing operations.......................................      3,185      3,176      28,223      14,043

Discontinued operations:
  Income from discontinued operations, net of tax provision
    of $2,302, $1,005, $2,302 and $710..................................      4,742      3,945       4,742       2,239
  Costs related to discontinuance.......................................       (825)       -          (825)        -
                                                                           --------    -------    --------    --------
  Income - discontinued operations......................................      3,917      3,945       3,917       2,239
                                                                           --------    -------    --------    --------

Net income..............................................................   $  7,102    $ 7,121    $ 32,140    $ 16,282
                                                                           ========    =======    ========    ========

Income per share of common stock
  Continuing operations.................................................   $   0.13    $  0.14    $   1.17    $   0.59
  Discontinued operations...............................................       0.16       0.16        0.16        0.09
                                                                           --------    -------    --------    --------
  Net income............................................................   $   0.29    $  0.30    $   1.33    $   0.68
                                                                           ========    =======    ========    ========

Shares used in calculating per share amounts............................     24,199     24,126      24,183      24,119
                                                                           ========    =======    ========    ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                       March 31,   June 30,
                                                                                         1997        1996
                                                                                       ---------   --------
ASSETS
------

Current assets:
  Cash and cash equivalents.......................................................     $ 85,003    $ 33,550
  Short-term investments..........................................................       65,000      27,109
  Receivables, less allowances of $14,962 and $1,826..............................       83,625      76,965
  Inventories, at lower of cost (Fifo) or market:
    Raw materials and work in progress............................................       44,720      40,332
    Finished goods................................................................       22,695      22,722
                                                                                       --------    --------
                                                                                         67,415      63,054
  Deferred income taxes...........................................................       32,520       4,233
  Other current assets............................................................        6,166      11,513
                                                                                       --------    --------
    Total current assets..........................................................      339,729     216,424


Investment in marketable equity securities........................................       16,563      19,437

Property, plant and equipment.....................................................       69,567      62,871
Less:  accumulated depreciation...................................................      (29,212)    (24,349)
                                                                                       --------    --------
                                                                                         40,355      38,522

Excess of purchase cost over amount assigned to net assets acquired, net of
  accumulated amortization of $3,869 and $2,035...................................       51,131      23,765
Net assets of discontinued operations.............................................          -        42,091
Other assets......................................................................       16,688      16,206
                                                                                       --------    --------
                                                                                       $464,466    $356,445
                                                                                       ========    ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                      March 31,     June 30,
                                                                                        1997          1996
                                                                                      ---------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable...............................................................     $ 37,373      $ 23,034
  Accrued compensation and related benefits......................................       15,243         8,268
  Accrued discontinuance costs...................................................        1,266        10,513
  Accrued royalties..............................................................        9,738         6,108
  Accrued liability related to WMS Gaming Inc. patent litigation.................       37,864           -
  Accrued payment on 1994 purchase of Tradewest..................................        7,200           -
  Note payable on 1996 purchase of Atari Games Corporation.......................        8,953         3,286
  Income taxes payable...........................................................        8,451           -
  Other accrued liabilities......................................................       15,052        19,585
  Long-term debt due within one year.............................................        7,863           -
                                                                                      --------      --------
    Total current liabilities....................................................      149,003        70,794


Long-term debt...................................................................       57,500        65,363
Deferred income taxes............................................................       35,487         6,548
Accrued payment on 1994 purchase of Tradewest....................................       14,400           -
Other noncurrent liabilities.....................................................        3,340         3,707

Minority interest................................................................       16,753           -

Stockholders' equity:

  Preferred stock (5,000,000 shares authorized, none issued).....................          -             -
  Common stock (24,253,112 and 24,200,062 shares issued).........................       12,127        12,100
  Additional paid-in capital.....................................................       83,657        82,496
  Retained earnings..............................................................      103,543       123,906
                                                                                      --------      --------
                                                                                       199,327       218,502
  Treasury stock, at cost (52,312 shares)........................................         (148)         (148)
  Unrealized loss on noncurrent marketable equity securities.....................      (11,196)       (8,321)
                                                                                      --------      --------
    Total stockholders' equity...................................................      187,983       210,033
                                                                                      --------      --------
                                                                                      $464,466      $356,445
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

                              WMS INDUSTRIES INC.
                                 _____________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                               Nine months ended
                                                                                                   March 31,
                                                                                             ---------------------
                                                                                               1997         1996
                                                                                             --------     --------
Operating activities:
Net income..............................................................................     $ 32,140     $ 16,282
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Income from discontinued operations..................................................       (4,742)      (2,239)
   Costs related to discontinuance......................................................          825          -
   Depreciation and amortization........................................................        8,214        5,453
   Receivables provision................................................................       10,813        3,527
   Provisions related to gaming patent litigation.......................................       60,875          -
   Minority interest....................................................................        2,547          -
   Gain on Midway Games Inc. public offering............................................      (79,179)         -
   Deferred income taxes................................................................        1,811         (325)
   Tax benefit from exercise of common stock options....................................          101          124
   Decrease resulting from changes in operating assets and liabilities..................      (23,322)     (27,786)
                                                                                             --------     --------
Net cash provided (used) by operating activities........................................       10,083       (4,964)

Investing activities:
Purchase of property, plant and equipment...............................................       (4,342)      (9,236)
Cash acquired in acquisition of Atari Games Corporation, net of cash used...............          -          7,996
Net change in short-term investments....................................................      (37,891)      17,110
                                                                                             --------     --------
Net cash (used) provided by investing activities........................................      (42,233)      15,870

Financing activities:
Cash received on exercise of common stock options.......................................        1,087           28
Net proceeds from Midway Games Inc. public offering.....................................       93,385          -
Payment on note payable from the purchase of Atari Games Corporation....................       (5,199)         -
                                                                                             --------     --------
Net cash provided by financing activities...............................................       89,273           28

Discontinued operations:
Net transfer (to) from discontinued operations..........................................       (5,670)       7,559
                                                                                             --------     --------

Increase in cash and cash equivalents...................................................       51,453       18,493
Cash and cash equivalents at beginning of period........................................       33,550       42,337
                                                                                             --------     --------
Cash and cash equivalents at end of period..............................................     $ 85,003     $ 60,830
                                                                                             ========     ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Statements
     --------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for the gain on Midway Games Inc. public offering and the provisions related to WMS Gaming Inc. patent litigation described in Notes 4 and 5) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


2.   Acquisition
     -----------

     On March 29, 1996, a WMS subsidiary acquired all the capital stock of Atari Games Corporation ("Atari Games") from Warner Communications Inc. ("Warner"), a subsidiary of Time Warner Inc.

     The Company has been assimilating parts of the Atari Games business into the Company's similar activities and exiting certain activities. A $4,500,000 liability for assimilation and exit activities was established on March 29, 1996, the only major component of which was $2,500,000 of employee severance costs. The liability also includes provisions for severance and relocation costs for employees of Atari Games, contractual liabilities, direct exit costs and estimated losses of the two foreign subsidiaries until disposition. As of March 31, 1997 costs of $4,229,000 for assimilation and exit activities related to the acquisition of Atari Games have been incurred. Substantially all exit activities have taken place as of March 31, 1997 and no adjustment of the liability for exit activities is required.

     As of March 31, 1997, the entire amount of $14,152,000 being accrued based on a percentage of Atari Games gross profit was recorded under the four year non-recourse promissory note to Warner resulting in recording $7,600,000 of goodwill.

     The April 1994 acquisition of Tradewest provides for additional purchase price payments contingent on the level of subsequent earnings. As a result of the recent level of home video earnings, the maximum additional payment of $7,200,000 due in June 1997 and $14,400,000 due in June 1998 were recorded as of December 31, 1996.

3.   Discontinued Operations
     -----------------------

     On June 27, 1996, the Company announced a planned spin-off of its Puerto Rico based hotel, casino and hotel management operations that created a new independent public corporation, WHG Resorts & Casinos Inc. ("WHG"). Accordingly, the financial position, results of operations and cash flows of these business segments have been reported as discontinued operations in the condensed consolidated financial statements. Income from discontinued operations for the nine months ended March 31, 1997 of $4,742,000 was offset by additional transaction costs of $825,000 related to the discontinuance and included as income from discontinued operations in the March 31, 1997 quarter.

     On March 20, 1997 the Board of Directors of WMS declared the spin-off distribution of WHG Resorts & Casinos Inc. which will be effected as a tax free stock dividend consisting of all the shares of common stock of WHG Resorts & Casinos Inc. WMS shareholders of record on March 31, 1997 (the "record date") received one share of WHG common stock for each four shares of WMS common stock owned as of the record date. The WHG common stock was distributed on April 21, 1997 (the "ex-dividend date"). The spin-off in the form of a property dividend in the amount of $52,503,000 was reflected in the Company's condensed consolidated financial statements as of the March 31, 1997 record date.


4.   Convertible Subordinated Debentures
     -----------------------------------

     The conversion price of the $57,500,000 of 5 3/4% Convertible Subordinated Debentures due 2002 was adjusted from $29 per share to $23.03 per share for Debentures converted on or after April 1, 1997. The conversion price adjustment is based upon a formula in the indenture covering the Debentures. After the adjustment, the Debentures will be convertible into approximately 2,496,740 shares of WMS common stock. Debentures converted on or after April 1, 1997 will not receive shares of WHG.


5.   Public Offering by Subsidiary
     -----------------------------

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

6.   Subsequent Events
     -----------------

     On April 15, 1997 a subsidiary of the Company entered into an agreement with Warner and prepaid, at a discount, the $16,816,000 unpaid balance of promissory notes due to Warner that were issued in the purchase of Atari Games. The discount resulted in an after tax and after minority interest extraordinary gain from early extinguishment of debt of $2,640,000, $.11 per share, to be recorded in the fourth quarter of fiscal 1997.

     On October 18, 1995, Bally Gaming International, Inc. (Bally Gaming) reported the unilateral termination of the June 21, 1995 Agreement and Plan of Merger (Agreement) with the Company and that it had entered into a merger agreement with Alliance Gaming Corporation which it subsequently completed. On October 23, 1995, the Company commenced a lawsuit against Bally Gaming for its failure to pay $4,800,000 in termination fees due the Company under the terms of the Agreement and for additional damages.

     On April 4, 1997, WMS received a $4,500,000 payment from Alliance Gaming Corporation in full settlement of WMS's lawsuit against Bally Gaming. As of March 31, 1997, the Company had incurred approximately $3,000,000 in acquisition costs from the proposed merger, primarily included as noncurrent other assets in the consolidated balance sheet at March 31, 1997. An after tax gain of approximately $900,000, $.04 per share, will be recognized in the fourth quarter of 1997.


7.   Litigation
     ----------

     The Company's subsidiary, WMS Gaming Inc. ("WGI"), is currently involved in patent infringement litigation with its competitor International Game Technology ("IGT"). The U.S. District Court for the Northern District of Illinois previously ruled that WMS Gaming's Model 400 reel spinning slot machine infringed IGT's patent and issued a permanent injunction prohibiting the sale of Model 400 and held that IGT is entitled to treble damages. This same District Court in December issued a temporary restraining order and ultimately a preliminary injunction prohibiting the sale of WMS Gaming's reel spinning slot machine Model 401. The Model 400 and Model 401 operate differently and each product is based on separate and distinct methods of operation, each corresponding to separate patents granted by the U.S. Patent and Trademark Office. WGI has appealed the decisions of the District Court to the U.S. Court of Appeals for the Federal Circuit. However, due to the fact that obtaining a reversal before the Federal Circuit occurs in only a minority of the patent cases it reviews, as of December 31, 1996 management accrued $29,000,000 as the probable damage award.

     On February 28, 1997, the District Court entered judgment in favor of IGT and against WGI in the amount of $32,845,000 in the Model 400 slot machine action. On March 14, 1997, WGI filed a motion before the District Court seeking a new trial based on newly discovered evidence. In light of such motion, the Federal Circuit has stayed the appeals briefing schedule in the pending appeals.

     In light of the effects these decisions have had and are expected to have on WGI's reel spinning slot machine business, management also decided as of December 31, 1996 to make provisions and adjustments totaling $32,925,000 for among other things realization of receivables and inventory and legal fees. The major components of the provisions as of December 31, 1996 were $8,300,000 for sales returns and uncollectible receivables and $19,000,000 for excess and unusable reel spinning slot machine inventory. During the quarter ended March 31, 1997, based upon additional evaluations using more current information, management decreased the provision for sales returns and uncollectible receivables by $1,495,000 to $6,805,000, decreased the provision for excess and unusable reel spinning slot machine inventory by $1,750,000 to $17,250,000, decreased a provision for open purchase orders by $600,000 and increased the accrued damage award provision by $3,845,000 to the $32,845,000 judgment issued on February 28, 1997.

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

Financial Condition
-------------------

Cash flows from operating, investing and financing activities before discontinued operations during the nine months ended March 31, 1997 resulted in net cash provided of $57,123,000 as compared with net cash provided of $10,934,000 during the nine months ended March 31, 1996. See condensed consolidated statements of cash flows on page 5.

Cash provided by operating activities before changes in operating assets and liabilities was $33,405,000 for the nine months ended March 31, 1997 as compared with $22,822,000 for the nine months ended March 31, 1996.

The changes in operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in $23,322,000 of cash outflow during the nine months ended March 31, 1997 compared with a cash outflow of $27,786,000 during the nine months ended March 31, 1996. Cash outflow in the nine months ended March 31, 1997 and 1996 was primarily due to increased receivables and inventory, in part offset by higher accounts payable and accruals from their comparable balances at the respective June 30 year ends.

Cash used by investing activities was $42,233,000 for the nine months ended March 31, 1997 compared with cash provided of $15,870,000 for the nine months ended March 31, 1996. The nine months ended March 31, 1997 utilized $37,891,000 of cash for the purchase of short-term investments while during the nine months ended March 31, 1996 cash of $17,110,000 was provided from short-term investments. This difference is primarily a function of investing in items not considered a cash equivalent (short-term investments) or investing in items considered to be a cash equivalent. Cash used for the purchase of property, plant and equipment during the nine months ended March 31, 1997 was $4,342,000 compared with $9,236,000 for the nine months ended March 31, 1996.

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

At March 31, 1997, WMS Industries Inc.'s subsidiary Midway Games Inc., has an uncollateralized bank line of credit which provides for borrowing up to $50,000,000 and an additional letter of credit line of up to $30,000,000. The revolving credit agreement is for a one-year term and contains usual bank line of credit terms. At March 31, 1997 there were no borrowings from this line of credit but there were outstanding letters of credit totaling $18,649,000. Management believes that cash and cash equivalents, short-term investments, cash flow from operations and amounts available under the line of credit will be adequate to fund the level of inventories and receivables required in the operations of the business and the Company's other presently anticipated needs, as well as pay any amounts due under the Tradewest and Atari Games acquisitions.

Results of Operations
---------------------

The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):


                                                           Three months ended   Nine months ended
                                                                March 31,           March 31,
                                                           ------------------   -------------------
                                                             1997       1996      1997       1996
                                                           --------   -------   --------   --------
  Revenues
   Video games...........................................  $ 99,060   $43,075   $290,134   $200,175
   Pinball and novelty...................................    10,175    13,702     29,356     41,976
   Gaming................................................     8,433    10,723     22,891     22,805
                                                           --------   -------   --------   --------
     Total revenues......................................  $117,668   $67,500   $224,713   $342,381
                                                           ========   =======   ========   ========
  Gross Profit
   Video games...........................................  $ 35,657   $19,559   $125,240   $ 87,490
   Pinball and novelty...................................     2,617       562      5,846        865
   Gaming................................................     1,934     3,084      5,797      4,592
                                                           --------   -------   --------   --------
     Total gross profit..................................  $ 40,208   $23,205   $136,883   $ 92,947
                                                           ========   =======   ========   ========
  Operating income (loss)
   Video games...........................................  $  9,723   $ 9,809   $ 43,997   $ 40,548
   Pinball and novelty...................................      (516)   (3,130)    (3,090)   (10,019)
   Gaming................................................    (3,160)     (987)    (8,308)    (6,155)
   Provisions related to WMS Gaming Inc. patent litigation        0         0    (61,925)         0
   Unallocated general corporate expenses................      (422)   (1,025)    (1,340)    (2,663)
                                                           --------   -------   --------   --------
     Total operating income (loss).......................     5,625     4,667    (30,666)    21,711

  Gain on Midway Games Inc. public offering..............         0         0     79,179          0
  Interest and other income..............................     2,039     1,160      5,292      3,022
  Interest expense.......................................    (1,185)     (828)    (3,708)    (2,484)
                                                           --------   -------   --------   --------
  Income from continuing operations before income taxes
   and minority interest.................................  $  6,479   $ 4,999   $ 50,097   $ 22,249
                                                           ========   =======   ========   ========

Three Months Ended March 31, 1997 Compared With
Three Months Ended March 31, 1996

Consolidated revenues increased to $117,668,000 in the quarter ended March 31, 1997 from $67,500,000 in the quarter ended March 31, 1996. Video games revenues increased $55,985,000 or 130.0% in the quarter ended March 31, 1997 from the prior year primarily because of higher home video and coin-operated video game sales. The quarter ended March 31, 1996 video games revenues included $10,000,000 of home video licensing revenues. Gaming revenues decreased $2,290,000 or 21.4% from the prior year primarily because of the effects of the patent litigation (see Note 7 to the condensed consolidated financial statements). Pinball and novelty revenues decreased by $3,527,000 or 25.7% primarily due to the continuing industry wide decline in demand for pinball games.

Consolidated gross profit increased to $40,208,000 in the quarter ended March 31, 1997 from $23,205,000 in the quarter ended March 31, 1996 due primarily to increased video games revenues. The quarter ended March 31, 1996 video games gross profit includes $7,698,000 from the $10,000,000 in licensing revenues mentioned above.

Consolidated research and development expenses increased 86.4% to $16,460,000 in the quarter ended March 31, 1997 from $8,829,000 in the quarter ended March 31, 1996. The increase in research and development expense was primarily from the video game business and results primarily from including in the March 1997 quarter research and development expenses of the Company's subsidiary Atari Games which was acquired on March 29, 1996.

Consolidated selling and administrative expense increased in the March 31, 1997 quarter primarily as a result of the increased advertising and promotion costs to support the increased video games sales and from including in the March 1997 quarter the administrative expense of the Company's subsidiary Atari Games which was acquired on March 29, 1996 as well as higher goodwill amortization and public company costs of Midway Games.

The increase in interest and other income was primarily from an increase in interest income on short-term investments and cash and cash equivalents.

The minority interest represents the earnings of Midway Games Inc. for the March 1997 quarter that are allocated to the public shareholders of Midway Games Inc.

Income from continuing operations was $3,185,000, $.13 per share, in the quarter ended March 31, 1997 compared with $3,176,000, $.14 per share, in the quarter ended March 31, 1996. Net income for the three months ended March 31, 1996 included $4,318,000, $.18 per share, from the $10,000,000 of licensing revenues as discussed above. The $.17 per share increase in net income after excluding the net income from licensing revenue in the March 1996 quarter was due to increased operating profits of the video games segment and reduced pinball and novelty operating loss partially offset by an increased operating loss of the gaming segment. Higher research and development expenses in the quarter ended March 31, 1997, the benefits of which are primarily expected to be realized in future periods, reduced income from continuing operations for the quarter.

Video Games

Video games revenues increased to $99,060,000 in the quarter ended March 31, 1997 from $43,075,000 in the quarter ended March 31, 1996. Home video game sales increased by $23,380,000 and coin-operated video game sales increased by $32,605,000. The quarter ended March 31, 1996 revenues included $10,000,000 from home video licensing revenues. Home video game revenues increased primarily due to the increase in units shipped because of additional titles published and an expanded market due to the growth in next generation platforms including Nintendo 64. In the three months ended March 31, 1997, approximately 90% of the Company's home video game sales were for the next generation platforms. Coin-operated video game revenues increased due to shipments of the newest games Cruis'n World and San Francisco Rush.

Video games gross profit increased to $35,657,000 (36.0% of segment revenues) in the quarter ended March 31, 1997 from $19,559,000 (45.4% of segment revenues) in the quarter ended March 31, 1996. The increased gross profit was primarily due to increased sales as discussed above. The gross margin percentage in the quarter ended March 31, 1996 excluding the $7,698,000 gross profit relating to the $10,000,000 of licensing revenues was 35.9% of adjusted revenues.

Video games operating income in the quarter ended March 31, 1997, after absorbing a $7,749,000 increase in research and development expense which is expected to benefit future periods, decreased $86,000 or .9% from $9,809,000 in the quarter ended March 31, 1996 to $9,723,000 in the quarter ended March 31, 1997. Excluding the $7,135,000 effect on the March 31, 1996 quarter operating income from the $10,000,000 in licensing revenues, operating income increased $7,049,000. Research and development expenses for this segment increased $7,749,000 to $13,208,000 in the quarter ended March 31, 1997 primarily due to the acquisition of Atari Games on March 29, 1996. The higher level of research and development expenses has resulted in increased coin-operated and home video game introductions for the 1997 fiscal year which is expected to continue in subsequent periods.

Pinball and Novelty

Pinball and novelty revenues decreased 25.7% to $10,175,000 in the quarter ended March 31, 1997 from $13,702,000 in the quarter ended March 31, 1996. The decreased revenues were primarily due to the continuing industry wide decline in demand for pinball games.

Pinball and novelty gross profit increased to $2,617,000 in the quarter ended March 31, 1997 and operating loss decreased 83.5% to $516,000 in the quarter ended March 31, 1997 from $3,130,000 in the quarter ended March 31, 1996. The changes resulted primarily from the June 1996 downsizing of this segment's operations.

Gaming

Gaming revenues decreased 21.4% to $8,433,000 in the quarter ended March 31, 1997 from $10,723,000 in the quarter ended March 31, 1996. Segment operating loss increased to $3,160,000 in the March 31, 1997 quarter from $987,000 in the March 31, 1996 quarter. The changes are attributable to the effects of the patent litigation.



Nine Months Ended March 31, 1997 Compared With
Nine Months Ended March 31, 1996

Consolidated revenues increased to $342,381,000 for the nine months ended March 31, 1997 from $264,956,000 in the nine months ended March 31, 1996. Video games revenues increased $89,959,000 or 44.9% in the nine months ended March 31, 1997 from the prior year because of increased home and coin-operated video game sales. Gaming revenues for the nine months ended March 31, 1997 of $22,891,000 were comparable with the prior nine month period. Pinball and novelty revenues decreased by $12,620,000 or 30.1% primarily due to the continuing industry wide decline in demand for pinball games.

Consolidated gross profit increased to $136,883,000 in the nine months ended March 31, 1997 from $92,947,000 in the nine months ended March 31, 1996 due primarily to increased video game sales.

Consolidated research and development expenses increased 62.2% to $49,087,000 in the nine months ended March 31, 1997 from $30,260,000 in the nine months ended March 31, 1996. The increased research and development expenses was primarily from the video game business and results primarily from including in the nine months ended March 31, 1997 the research and development expenses of the Company's subsidiary Atari Games which was acquired on March 29, 1996.

Consolidated selling and administrative expense increased in the nine months ended March 31, 1997 primarily as a result of the increased advertising and promotion costs to support the increased video game sales and from including in the nine months ended March 31, 1997 the administrative expense of the Company's subsidiary Atari Games which was acquired on March 29, 1996 as well as higher goodwill amortization and public company costs of Midway Games.

In the nine months ended March 31, 1997 the Company recorded a provision of $61,925,000 for the probable effects of patent litigation (see Note 7 to the condensed consolidated financial statements).

The gain on the Midway Games Inc. public offering was recorded in the quarter ended December 31, 1996 (see Note 5 to the condensed consolidated financial statements).

The increase in interest and other income was primarily from an increase in interest income on short-term investments and cash and cash equivalents and from approximately $900,000 received in a litigation settlement.

Income from continuing operations was $28,223,000, $1.17 per share, in the nine months ended March 31, 1997 compared with $14,043,000, $.59 per share, in the nine months ended March 31, 1996. Excluding the after tax provisions relating to gaming patent litigation of $37,361,000 and the after tax gain on Midway Games Inc. public offering of $47,771,000, income from continuing operations was $17,813,000, $.74 per share, in the nine months ended March 31, 1997 or a 26.8% increase from the prior year. The increase was primarily from increased operating profits of the video games segment and reduced pinball and novelty segment operating loss. Higher research and development expenses in the nine months ended March 31, 1997, the benefits of which are primarily expected to be realized in future periods, reduced income from continuing operations for the nine month period.

Video Games

Video games revenues increased to $290,134,000 for the nine months ended March 31, 1997 from $200,175,000 in the nine months ended March 31, 1996. Home video game sales increased by $45,621,000 and coin-operated video game sales increased by $44,338,000. Home video game revenues increased primarily due to the significant increase in the sales of next generation video game units. Coin-operated video game revenues increased primarily from shipments of the newest games Cruis'n World, San Francisco Rush and Touchmaster.

Video games gross profit increased to $125,240,000 (43.2% of segment revenues) in the nine months ended March 31, 1997 from $87,490,000 (43.7% of segment revenues) in the nine months ended March 31, 1996. The increased gross profit was primarily due to increased sales discussed above. Gross profit margin percentage decreased slightly as compared to the nine months ended March 31, 1996 primarily due to $7,698,000 of gross profit on the $10,000,000 in licensing revenues in the March 1996 period which increased the prior nine month video game margin percentage by 1.7%.

Video games operating income in the nine months ended March 31, 1997, after absorbing a $19,140,000 increase in research and development expense which is expected to benefit future periods, increased to $43,997,000 (15.2% of segment revenues) in the nine months ended March 31, 1997 from $40,548,000 (20.3% of segment revenues) in the nine months ended March 31, 1996 due primarily to the increase in revenues noted above. Excluding the $7,135,000 increase in operating income in the March 31, 1996 period from the $10,000,000 in licensing revenues, operating margin percentage would have been 17.6%. Research and development for this segment increased $19,140,000 to $39,991,000 in the nine months ended March 31, 1997. The increase is primarily due to including the product development expenses from the Company's subsidiary Atari Games acquired in March 1996. The higher level of research and development has resulted in increased coin-operated and home video game introductions for the 1997 fiscal year which is expected to continue in subsequent periods.

Pinball and Novelty

Pinball and novelty revenues decreased 30.0% to $29,356,000 in the nine months ended March 31, 1997 from $41,976,000 in the nine months ended March 31, 1996. The decreased revenues were primarily due to the continuing industry wide decline in demand for pinball games.

Pinball and novelty gross profit increased $4,981,000 to $5,846,000 in the nine months ended March 31, 1997 and operating loss decreased 69.2% to $3,090,000 in the nine months ended March 31, 1997 from $10,019,000 in the nine months ended March 31, 1996. The changes resulted primarily from the June 1996 downsizing of this segment's operations.

Gaming

Gaming revenues increased to $22,891,000 in the nine months ended March 31, 1997 from $22,805,000 in the nine months ended March 31, 1996. Gaming revenues were increasing from the sale of reel-type slot machines during the early part of the current nine month period but in the last five months have declined due to the negative impact of the patent litigation. Segment operating loss increased to $8,308,000, excluding the $61,925,000 provision related to patent litigation, in the nine months ended March 31, 1997 compared to $6,155,000 in the prior nine month period due primarily to the effects of the patent litigation.

                                    PART II
                               OTHER INFORMATION



Item 1.   Legal Proceedings
---------------------------


Reference is made to information concerning the patent litigation between WMS Gaming Inc. ("WGI") and International Game Technology ("IGT") as set forth in "Item 3, Legal Proceedings" in Registrant's Report on Form 10-K for the year ended June 30, 1996 ("1996 10-K"), and as supplemented in Registrant's Report on Form 10-Q for the quarters ended September 30, 1996 and December 31, 1996. Capitalized terms used and not otherwise defined herein shall have the same meanings as ascribed to such terms in the 1996 10-K.

On February 28, 1997, the Federal District Court for the Northern District of Illinois ("Trial Court") entered judgment in favor of IGT and against WGI in the amount of $32,845,189 in the Model 400 slot machine action. Subsequently, based upon the filing of a supersedeas bond, the Trial Court granted WGI's motion for a stay of the execution of any proceedings to enforce the money judgment pending disposition of a motion for a new trial and a stay pending appeal was also effected. On March 14, 1997, WGI filed a motion before the Trial Court seeking a new trial based on newly discovered evidence. In light of such motion, the Court of Appeals for the Federal Circuit ("Federal Circuit") has stayed the appeal briefing schedule in the pending appeal.

On March 25, 1997, the Federal Circuit declined to extend its December 20, 1996 stay of the preliminary injunction of December 18, 1996, with respect to future sales by WGI of the Model 401 slot machine. In light of the motion for a new trial based on newly discovered evidence in the Model 400 action, the Federal Circuit has also stayed the appeal briefing schedule in the Model 401 action. On April 10, 1997, WGI filed with the Trial Court a motion to vacate the preliminary injunction based upon the newly discovered evidence, which is the subject of the motion for a new trial in the Model 400 action. This motion has been entered and continued, without hearing, pending a determination of the motion for a new trial in the Model 400 action.


Item 4. Submission of Matters to a Vote of Security-Holders.
------------------------------------------------------------

The Annual Meeting of Stockholders of the Company was held on January 21, 1997. At such meeting, stockholders reelected the Company's incumbent directors and reappointed the Company's auditors. In addition, stockholders voted 21,185,767 shares (97.2% of the 21,785,291 shares represented at the meeting) in favor of approval of amending the 1982 Employee Stock Option Plan, the 1991 Stock Option Plan, the 1993 Stock Option Plan and the 1994 Stock Option Plan; 400,493 shares (1.8% of the shares represented at the meeting) voted against approval; 60,636 shares (0.3% of the shares represented at the meeting) abstained from voting; and proxies representing 138,395 shares (0.7% of the shares represented at the meeting) were unmarked and not voted.


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

                                        WMS INDUSTRIES INC.
                                        -------------------
                                        (Registrant)



Dated: May 9, 1997                      By:  /S/ Harold H. Bach, Jr.
                                        ----------------------------
                                        Harold H. Bach, Jr.
                                        Vice President-Finance
                                        Principal Financial and
                                        Chief Accounting Officer