Form 10-K405
period 1997-06-30
WMS INDUSTRIES INC /DE/
filed 1997-09-26
CIK 350077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                         COMMISSION FILE NUMBER 1-8300

                              WMS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                    36-2814522
        (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                 Identification Number)
         3401 NORTH CALIFORNIA AVE.,                             60618
              CHICAGO, ILLINOIS                               (Zip Code)
  (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (773) 961-1111
                            ------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                 NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                                 ON WHICH REGISTERED
              -------------------                                ---------------------
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

Yes [X]          No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 25,423,250 shares of Common Stock held by non-affiliates of the registrant on September 22, 1997 was $762,697,500. On such date, the closing price of the Common Stock on the New York Stock Exchange, Inc. was $30.00 per share and the number of shares of Common Stock outstanding (excluding 52,312 shares held as treasury shares) was 25,516,740 shares.

            DOCUMENTS INCORPORATED BY REFERENCE:                  PART
            ------------------------------------                  ----

Annual Report to Stockholders of Registrant for the fiscal
  year ended June 30, 1997..................................    I, II, IV

================================================================================

                                     PART I

     This Annual Report on Form 10-K contains forward looking information and describes the beliefs of WMS Industries Inc. (the "Company" or "WMS") concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: financial strength of the amusement games and gaming industries, the expansion of legalized gaming into new markets, the ability of the Company to qualify for and maintain licenses and approvals from the governing bodies having jurisdiction over the Company's gaming machine business, the ability of the Company to develop new technologies on a timely basis and to design, introduce and market successful new game titles, the level of consumer spending for such games, the success of planned advertising, marketing and promotional campaigns, the outcome of certain legal proceedings to which the Company is a party, as well as the items set forth under "Item 1. Business -- Factors Affecting Future Performance." The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Discussions containing such forward looking statements may be found in the materials set forth under "Item 1. Business -- The Company," "-- Games Operations" "-- The Distribution" and "-- Factors Affecting Future Performance" and "Item 3. Legal Proceedings" contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1997 Annual Report to Stockholders (the "1997 Annual Report").

ITEM 1. BUSINESS.

                                  THE COMPANY

     WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. The Company's principal executive offices are located at 3401 North California Avenue, Chicago, Illinois 60618. During fiscal year 1997 the Company, through its subsidiaries and affiliates, designed, manufactured, published and marketed interactive entertainment software played in both the coin-operated and home video game markets ("Video Games") and was engaged in the design, manufacture and sale of coin-operated pinball and novelty games ("Pinball & Novelty Games") and video lottery terminals and slot/video gaming machines ("Gaming Equipment") (the Video Games, Pinball & Novelty Games and Gaming Equipment operations are collectively referred to herein as "Games Operations").

     On October 29, 1996, Midway Games Inc. ("Midway"), the Company's subsidiary engaged in the Video Games business, completed an initial public offering of 5,100,000 shares of Midway common stock for $20.00 per share (the "Offering"). As of September 22, 1997, Midway had 38,500,000 shares outstanding of which the Company owned 33,400,000 shares, representing approximately 86.8% of the outstanding shares of Midway common stock.

     On August 11, 1997, the Company announced that it would distribute on a pro rata basis to its stockholders all of the Midway common stock which it owns. The Company and Midway believe that the spin-off will, among other things, provide greater liquidity for the Midway common stock, reduce regulatory burdens and risks imposed on Midway arising from the gaming business of WMS Gaming Inc. (a wholly-owned subsidiary of the Company) and enhance stockholder value by permitting each company to develop its individual strengths and pursue opportunities appropriate to its own future growth.

     The proposed spin-off is conditioned upon several requirements, including, among other things, the receipt of a ruling from the Internal Revenue Service that the transaction will be tax free to the Company and its stockholders. WMS anticipates that the spin-off would be completed in early 1998. Pending completion of the spin-off, WMS' financial statements will account for Midway as a discontinued operation.

     On April 21, 1997, the Company distributed to its stockholders through a dividend (the "Distribution") all of the outstanding shares of voting common stock of WHG Resorts & Casinos Inc. ("WHG"), formerly a wholly-owned subsidiary of the Company. As of the date of the Distribution, WHG owned and operated three of the leading hotels and casinos in Puerto Rico -- the Condado Plaza Hotel & Casino, the El San Juan Hotel & Casino and the El Conquistador Resort & Country Club. The Distribution provided Company stockholders with one share of voting common stock of WHG for every four shares of Company common stock held by such stockholders on the record date of March 31, 1997.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Distribution split the Company into two independent public corporations. Accordingly, the financial position, results of operations and cash flows of the Company's hotel and casino business segment were reported as discontinued operations in the Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders and the 1997 Annual Report. The Company's businesses has been reported in the following three industry segments:
Video Games, Pinball & Novelty Games and Gaming Equipment. Financial information for the years ended June 30, 1997, 1996 and 1995 with respect to the Video Games segment appears at Note 3 of the Notes to Consolidated Financial Statements in the 1997 Annual Report which information is incorporated herein by reference. Financial information for the years ended June 30, 1997, 1996 and 1995 with respect to the Pinball & Novelty Games and Gaming Equipment segments appear at
Note 16 of the Notes to Consolidated Financial Statements in the 1997 Annual Report which information is incorporated herein by reference.

                                GAMES OPERATIONS

                                    GENERAL

     During the fiscal year ended June 30, 1997, the Company was a designer, manufacturer and marketer of Video Games, Pinball & Novelty Games and Gaming Equipment. The Company conducts the Video Games business segment through its subsidiary Midway which markets coin-operated video games under the Midway(R) and Atari(R) trademarks and which has marketed home video games under the Williams(R), Tradewest(R), Tengen(R) and Time Warner Interactive(R) trademarks. Commencing with Midway's fall 1996 product line, all newly released home video games are marketed under the Midway(R) trademark. The Company's Pinball & Novelty Games business segment is conducted through its subsidiaries Williams Electronics Games, Inc. ("Williams") and Fun House Games Inc. ("Fun House Games") which market products under the Bally(R), FunHouse(R) and Williams(R) trademarks. The Gaming Equipment business segment is conducted through the Company's subsidiary WMS Gaming Inc. which markets its products under the Williams(TM) and WMS Gaming(TM) trademarks. The Company also derives revenue from licensing its products to others, including the merchandising of audio and visual aspects of games for motion pictures, television and consumer products.

VIDEO GAMES

     Coin-Operated Games: Coin-operated video games utilize specialized technology and hardware platforms that permit greater design flexibility than dedicated home platforms, which are limited by design specifications of the particular platform. Coin-operated video games are manufactured in self-contained cabinetry containing large video screens that display the game. Multiple players can play the same game simultaneously, and games are generally designed to permit the players to play against each other, in addition to being able to play against the game itself. Most coin-operated video games cost 50c to play a game of approximately two minutes in duration. New technologies employed in the manufacturing of coin-operated video games utilize advanced video platforms in which digital images are mapped to computer generated polygons that allow for the creation of three-dimensional graphic images.

     Midway is one of the leading developers and marketers of coin-operated video games, having released since the late 1970s such titles as Mortal Kombat, Cruis'n USA, Cruis'n World, NBA Jam, Terminator 2, Joust, Robotron:2084, Ms. Pacman, Defender, Pacman and Space Invaders, and, through its recently acquired Atari Games Corporation subsidiary ("Atari Games"), such titles as Area 51 and Primal Rage. In fiscal 1997,

Midway released seven new coin-operated video games: Maximum Force, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, San Francisco Rush Extreme Racing,
Mace -- The Dark Age, Rampage World Tour, Cruis'n World and War Gods. During fiscal 1996, five coin-operated video games were introduced under the Midway name: Ultimate Mortal Kombat 3, NBA Hangtime, Killer Instinct 2, Wrestlemania and Open Ice, and Atari Games released one coin-operated video game called Area
51. Also during fiscal 1996, the Company introduced TouchMaster, a touchscreen countertop game containing multiple game options. An updated version of this game is expected to be released in the first quarter of fiscal 1998.

     At the March 1997 Amusement Showcase International, Play Meter Magazine named Cruis'n USA the Best Dedicated Video Game and Area 51 Best Video Kit. At the March 1996 Amusement Operators Expo, Play Meter Magazine named Cruis'n USA the Best Dedicated Video Game and Mortal Kombat 3 the Best Video Game Conversion Kit. Additionally, in 1996 the Company received the American Amusement Machine Association's ("AAMA") award for Manufacturer of the Year. Two of the Company's coin-operated video games were awarded Silver and Gold Sales Achievement Awards during fiscal 1997. Midway's Mortal Kombat 3 coin-operated video game conversion kit was awarded the AAMA Diamond Sales Achievement Award -- the highest category of award presented in any given year -- and several of the Company's other games won Platinum and Gold sales awards in 1996. At the 1996 Amusement and Music Operators Association ("AMOA") trade show, Cruis'n USA was named Most Innovative Dedicated Video Game for the second year in a row, Area 51 was named Most Innovative Conversion Kit and Cruis'n World received an award for Best New Equipment among all forms of coin-operated amusement games. Midway coin-operated video games have received three of five nominations for Most Played Video Game (Dedicated) to be decided at the Fall 1997 AMOA trade show.

     Home Games: Like coin-operated video games, interactive software programs for the home allow the consumer to participate actively in the outcome of the game. The interactive software publishing business involves the creation or acquisition of titles or intellectual property rights, the development of interactive software products based on these titles or rights, and the publication, marketing, merchandising, distribution and licensing of the resulting software products. This process in general involves converting software created for the coin-operated version of a game into software for use on the multiple platforms on which home games are released, or creating original games for release into the home market. The business is highly dependent on consumer tastes and preferences and on the commercial success of the hardware platforms for which the software is produced. The principal types of interactive hardware platforms are dedicated game systems, such as those manufactured by Nintendo, Sony and Sega, portable game systems and personal computers.

     Midway began publishing home video games based on its own coin-operated video games in September 1995 with the introduction of Mortal Kombat 3, the best selling home video game in the United States in 1995 according to TRSTS reports. In April 1994, Midway acquired the operating assets and business of three commonly-owned companies: Tradewest, Inc., Tradewest International, Inc. and The Leland Corporation (collectively "Tradewest"), a home video game development and distribution business, and in March 1996 Midway acquired Atari Games, a leading designer, publisher and marketer of interactive entertainment software. Midway also significantly increased its research and development expenditures to $32.5 million in fiscal 1996, up from $14.7 million in fiscal 1995. In fiscal 1997, Midway expended $55.9 million on research and development. In fiscal 1997, Midway's home game product line featured 15 titles, including Ultimate Mortal Kombat 3, Mortal Kombat Trilogy, NBA Hangtime, Doom 64, Final Doom, War Gods, Robotron X, The NHLPA & NHL Present Wayne Gretzky's 3D Hockey, Area 51, Return Fire and two collections of arcade classics. During fiscal 1996, the Company published ten video games for the home market, including Mortal Kombat 3 and two games developed by Atari Games which were released after its acquisition by the Company.

PINBALL & NOVELTY GAMES

     Pinball Games: Based on industry awards with respect to the Company's coin-operated pinball games and the number of such games sold in comparison to its competitors, the Company believes it is the world's leading manufacturer of pinball games, producing pinball games under both the Williams and Bally trade names. Coin-operated pinball games utilize electromechanical devices such as flippers to propel steel balls on an intricately designed playing field. These games are generally designed by members of the Company's internal design staff but may be designed by outside consultants. During fiscal 1997, the Company introduced four new pinball game models -- two for the Williams product line and two for the Bally product line. In fiscal 1997, four of the Company's pinball games received AAMA Silver and Gold Sales Achievement Awards. In addition, the AMOA named the Bally pinball game Theatre of Magic the Most Innovative Pinball Game -- 1996 at its Fall 1996 trade show. Williams and Bally pinball games have received all five of the nominations for Most Innovative Pinball Game to be decided at the Fall 1997 trade show.

     Shuffle-Alley and Novelty Games: Shuffle-alley games offer a simulation of bowling with varied scoring options. During fiscal 1996, the Company produced League Champs, its newest version of shuffle alley. Coin-operated novelty redemption games dispense tickets when a certain level of skill is achieved. Such games comprise a large proportion of games located in family entertainment centers. Tickets won may be redeemed by the player for merchandise of nominal value. In fiscal 1997, the Company introduced Aaahh!! Real Monsters based on the popular children's cartoon. During fiscal 1996, the Company established Fun House Games to develop and market novelty games and sold Wheel of Fortune, based on one of the most successful TV game shows of all time. Additional novelty games introduced in fiscal 1996 were Safecracker and Ticket-Tac-Toe.

     Due to an industry wide decline in demand for pinball games, the Company determined to downsize its Pinball & Novelty Games segment operations in fiscal 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the 1997 Annual Report.

GAMING EQUIPMENT

     Video Lottery Terminals: The Company's subsidiary WMS Gaming Inc. markets video lottery terminals ("VLT" or "VLTs") under the Williams(TM) and WMS Gaming(TM) trademarks. VLTs, purchased, leased or operated on a revenue sharing basis by state lottery agencies to increase lottery revenues, offer a wide selection of exciting, menu-driven games, including poker, keno, blackjack and video slot games. The Williams VLTs feature enhanced viewing through high-resolution 19" or 17" monitors which vividly display digitized images in up to 256 colors simultaneously as well as compact-disc quality digitally produced sound effects and music. Game selection and play are initiated by lightly touching a touch screen which is bonded to the monitor for a clearer picture and reduced risk of damage. VLTs accept both coins and bills in varying denominations via an electronic coin validator or high-security bill validator to insure a high-level of fraud protection. All money handling and storage compartments, as well as the long-life, programmable printer, are secured with heavy duty, multiple barrel locks which are accessed separately. A heavy gauge steel cabinet and innovative drip system protect internal components. Williams VLTs are equipped with built-in, self diagnostic software to identify problem areas and to electronically record all aspects of machine operation, including game play, wagering/payout data and physical breaches such as opening doors, removing currency, accessing the central processor and disconnecting the power source. Extensive information storage capacity allows for periodic telephone polling by the central computer or on-line, real time monitoring. Williams VLTs communicate with mainframe central site computers and retail validation terminals through internal modems, master/slave configurations and fiber optic connections. VLTs are designed for low-stakes entertainment in age-controlled establishments such as restaurants serving alcoholic beverages and bars.

     The Williams Multi-Pay Multi-Magic VLTs, successors to the popular Midas Touch VLT, are available in three different model configurations -- one of which provides unique player comfort through a combination of a slant-top playing surface and built-in seating. VLTs represent a source of revenue for jurisdictions in addition to taxes and may be operated as stand-alone units or may interface with central monitoring computers operated by governmental agencies. To date, VLT operations are conducted or planned in the United States in Delaware, Louisiana, Montana, Oregon, Rhode Island, South Carolina, South Dakota and West Virginia and in Australia, as well as all Provinces of Canada. WMS Gaming Inc. has been approved as a manufacturer in each of these jurisdictions. The Company intends to sell, lease or operate on a revenue-sharing basis VLTs in all legalized jurisdictions subject to receipt of necessary licensing approvals.

     Slot/Video Gaming Machines: The Company has designed, developed and manufactured a series of gaming machines for casinos located in established gaming jurisdictions, including jurisdictions permitting casino gaming on riverboats and in casinos owned by Native American nations. The Company's newest generation of slot machines integrates video or dotmatrix animation with traditional games to create a "game within a game" for longer, more exciting play. As they play the primary slot game and achieve certain milestones, players move on to play a secondary game for additional bonus credits. The secondary game gives players a sense of "investment" in the game which contributes to player interest and extended play. The Company's newest reel machines include Magic Lamp and Mermaid's Gold. Both games feature engaging and entertaining themes. With the special Dotmation dotmatrix animation feature, a player's game experience is enhanced with animated sequences of mermaids diving into the ocean or genies emerging from magic lamps to present the top awards. Like all Williams games, these reel slots feature high-end sound, utilizing the Company's proprietary Digital Compression System ("DCS"), and exciting glass designs and visuals. At the October 1997 World Gaming Congress, the Company expects to release at least five new reel spinning games -- all with new themes and graphics.

     In the video category, the Company's latest multi-game, touch-screen games Multi-Pay Plus and Reel 'Em In are designed to attract players with greater visual excitement through state-of-the art graphics and bigger monitors, high-end DCS sound and engaging game themes. With Multi-Pay Plus, the Company premiered an innovative cabinet design that accommodates a bigger, high-resolution monitor in the same footprint of games with smaller, low resolution monitors. Both the upright 17" and slant-top 19" versions of the game incorporate this new cabinet design. Multi-Pay Plus offers the player a varied menu of games on a single machine, including video poker, keno, blackjack and video reel games. Reel 'Em In utilizes the same superior cabinet design with a clever recreational fishing theme.

     The Company is authorized to sell its gaming machines in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Missouri, Minnesota, Mississippi, Nevada, New Jersey, South Carolina, South Dakota and Wisconsin, as well as to cruise ships operating in international waters. The Company is also authorized to sell its gaming machines directly or through distributors in several international jurisdictions and to several Native American nations.

     See "Item 3. Legal Proceedings" with respect to certain patent litigation between the Company and International Game Technology involving reel-type slot machines.

                               BUSINESS STRATEGY

     General: The Company's overall business strategy is to expand and diversify its Games Operations through forming strategic relationships to promote, and by investing in businesses which complement, existing product lines in order to provide substantial growth opportunities in future years as well as to produce games that are the most fun and exciting to play through the utilization of the creative talents of its experienced game designers. The Company currently employs approximately 360 game design personnel organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. The Company believes that this environment, together with a compensation structure that rewards design teams for the success of their games and a policy of providing design teams substantial independence and flexibility, enables the Company to attract and retain the best game designers in the industry. The designers are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. The Company has developed and maintains a substantial library of proprietary software and development tools, including animation and digitally texture mapped polygon images that are used primarily in game products. The Company has also created proprietary tools to facilitate the development of new products, the transfer of game features from one product to another and the transfer of existing products to additional hardware platforms. The Company believes its proprietary hardware and software have helped it to achieve and sustain a reputation for developing high quality products and to position itself for involvement in evolving technologies.

     Video Games: The Company's business strategy for Video Games is based upon the following:

     - CREATE PORTFOLIO OF EXCITING GAMES -- The key to success in the video game business is to produce games that are fun and exciting to play, which requires the creative talents of experienced game designers. Midway employs over 300 game design personnel organized in teams comprised of programmers, artists, mechanical and electrical engineers, musicians and actors. The design teams are supported by state-of-the-art design technology that allows for the creation of cutting-edge, three-dimensional graphics and advanced audio effects. Midway produces games in the action, simulation, adventure and sports categories.

     - EXPLOIT COIN-OPERATED PROVING GROUND -- Midway generally develops its video games for initial release in the coin-operated market. To be successful, a coin-operated video game must be action packed and fun, and provide enough excitement to encourage players to play such game repeatedly. Midway considers coin-operated games that sell at least 5,000 units and home games that sell at least 100,000 units per dedicated platform to be successful games. Midway's experience has been that a successful coin-operated video game is almost always a success in the home market. Each of the coin-operated video games released by Midway in the past four years which has sold at least 5,000 units has then sold at least 100,000 units for each major dedicated platform on which it was released in the home market. The significant benefits realized by Midway from this strategic approach are that (i) the results achieved in the initial coin-operated release are a meaningful indicator of the success the game might realize in the home market and help to determine the strategy which Midway will follow in releasing the game in the home market, (ii) the knowledge that a particular coin-operated video game is popular with consumers allows Midway to maximize profitability through simultaneous publication across multiple home platforms thereby spreading developmental, advertising and promotional costs over a greater number of units and (iii) a successful coin-operated game promotes sales for the subsequent home version of the game among the players exposed to the game in arcades and other coin-operated venues.

     - MAINTAIN PLATFORM INDEPENDENCE -- Midway develops games for all major dedicated home platforms (Nintendo, Sony and Sega) as well as for the personal computer. Midway is a leading developer of video games for the 32- and 64-bit game platforms which are currently being marketed by hardware manufacturers. In fiscal 1997, Midway released more games on the new Nintendo 64 platform than any developer other than Nintendo itself. Because it produces video games for multiple platforms, Midway is not dependent on any particular game platform. Midway believes it is well positioned for the rapid technological evolution that characterizes the home video game market.

     - EXPLOIT FRANCHISE AND LIBRARY VALUE -- Midway seeks to exploit its franchise properties such as Mortal Kombat. Midway has released four different coin-operated games under the Mortal Kombat title and published or licensed home versions of each of those games. Midway has also licensed two film adaptations of Mortal Kombat and granted merchandising licenses in the toy, clothing, comic book, strategy guide and other product lines. In fiscal 1997, Midway released two additional Mortal Kombat home games, Ultimate Mortal Kombat 3 and Mortal Kombat Trilogy. An animated television series based on Mortal Kombat began airing in the fall of 1996, and a sequel to the movie version of Mortal Kombat is scheduled to be released in the fall of 1997. Midway also seeks to utilize its large library of video games to release "arcade classics" and updated versions of such classics. For the home market in fiscal 1997, Midway released two collections of arcade classic games and Robotron X, a new version of a classic arcade game.

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

     - INVEST IN ADVANCED TECHNOLOGY -- Midway has developed its own proprietary hardware and software for creating digitally texture mapped polygon images, which enable it to produce games with state-of-the-art visual simulations at cost levels that are attractive to Midway's customers. Midway has also created proprietary tools to facilitate the development of new products, the transfer of game features from one product to another and the transfer of existing products to additional hardware platforms. Midway believes its proprietary hardware and software have helped it to achieve and sustain a reputation for developing high quality products and to position itself for involvement in evolving technologies.

     Pinball & Novelty Games: At the close of the 1996 fiscal year the Company began a downsizing of its pinball design and manufacturing operations as a result of the industry-wide decline in demand for pinball games. Notwithstanding this market contraction, the Company believes it will be able to maintain its share of the worldwide pinball games market as a result of its leadership in design and engineering which is evidenced by the continued annual achievement awards bestowed by the AMOA and AAMA. Such leadership enables the Company to offer its distributors a broad variety of innovative pinball games which result in greater operator profit through increased player interest, mechanical reliability and serviceability. The Company's design and engineering staff has been the industry leader in innovations such as music and other sound effects, multi-level playing fields, multi-ball releases and in reliability improvements such as solid state technology and sophisticated diagnostic testing to quickly locate any malfunction. Many of the Company's pinball and novelty games use common parts, creating manufacturing efficiencies and assisting customers in servicing machines and controlling parts inventory costs. In the past, the Company has generally introduced eight new pinball machines per year in order to sustain player interest while spreading research, development and manufacturing expenses to maintain competitive pricing. However, as a result of the Company's decision to downsize the Pinball & Novelty Games segment, the Company introduced four models during fiscal 1997 and plans to introduce five games in fiscal 1998.

     Gaming Equipment: The Company continues to provide VLTs to most of the jurisdictions which have authorized such gaming. The Company believes its success in designing, manufacturing and selling VLTs will enhance its position in the casino gaming machine market. The Company is confident that by combining its expertise in VLT design with innovative new gaming machine product concepts being developed by its designers and by increasing its employee base to include experienced casino/gaming machine personnel, it will continue its expansion in the casino gaming machine market as well as continue its strong presence in the VLT market as new jurisdictions authorize such gaming. The Williams slot machine line offers casinos a variety of game themes, all with original soundtracks, art and varying paytables. Like amusement games, gaming machines for casinos emphasize innovation, reliability, price and player appeal all of which are expected to translate into substantial earnings for casino owners. The Company's new gaming machines have more advanced technological features than its existing machines which are expected to elevate excitement for end-users.

                           MARKETING AND DISTRIBUTION

VIDEO GAMES

     Coin-Operated Games: Coin-operated video games are sold under the Midway and Atari trademarks. Coin-operated video games are marketed primarily through approximately 63 independent distributors worldwide. Distributors sell these products to operators who own and operate the machines and place them in amusement arcades, restaurants, taverns, convenience stores and movie theaters. Distributors are primarily responsible for the sale and distribution of these products in designated territories and are generally expected to provide replacement parts and service and to arrange for installment financing. It is customary for distributors of the Company's coin-operated video games also to distribute games produced by other manufacturers.

     Coin-operated video games are marketed through trade shows, promotional videotapes and advertising in trade publications. Midway maintains separate sales and marketing teams for its Midway and Atari product lines.

     Home Games: Prior to fall 1996, the Company's home video games had been marketed under the Williams and Tradewest trademarks and Atari Games home video games had been marketed under the Tengen and Time Warner Interactive trademarks. Commencing with Midway's fall 1996 product line, all newly released home video games are marketed under the Midway trademark.

     The Company began to publish home video games based on its own coin-operated video games in September 1995 with the introduction of Mortal Kombat 3, the best selling home video game in the United States in 1995. Prior to that time, the Company had granted Acclaim Entertainment the right to publish home video game versions of most coin-operated video games released by the Company. In fiscal 1997, Midway released 15 home video games.

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

     Midway's principal customers for its home video games are mass merchandisers such as Toys-R-Us, Wal-Mart and Best Buy. Sales to Toys-R-Us in fiscal 1997 represented 18.5% of total home video game revenues of Midway compared to 20.1% of total home video game revenues of Midway in fiscal 1996. It is customary for the sales representatives and the distributors of Midway's home games who are assigned specific territories to also distribute games produced by other manufacturers. Midway exploits the worldwide markets for these games through direct distribution channels and market licensing agreements.

     The Company also entered into strategic relationships for the distribution of home games. In December 1994, the Company appointed GT Interactive as distributor of certain of its games as adapted for personal computers worldwide. In March 1995, the Company also appointed GT Interactive as an international distributor (excluding the U.S., Canada and Mexico) of certain of the Company's domestically distributed home video games on several of the next generation platforms, such as Sega Saturn, Nintendo 64 and Sony PlayStation. The Company's personal computer and platform game distribution agreements with GT Interactive expire in March 2000 and June 2001, respectively, subject to various conditions under which each agreement may be extended if licensing fees remain unrecouped. Games optioned under these agreements are licensed for varying terms. In March 1996, the Company entered into agreements with GT Interactive with respect to games developed by Atari Games, which agreements contain similar expiration and renewal provisions as the other agreements. Licensing fees under the Atari Games agreements are recoupable in certain circumstances from royalties payable under the other agreements.

     In March 1994, the Company formed a joint venture with Nintendo to develop video games on certain platforms being developed by Nintendo. The joint venture is owned 50% by each of Midway and Nintendo. In connection with the formation of the joint venture, the Company also entered into arrangements with Nintendo for the development of a version of Cruis'n USA for Nintendo 64. The joint venture has the right to distribute home versions of any coin-operated sequels of Cruis'n USA developed by Midway and the right of first negotiation with respect to distribution of home versions of any coin-operated video games developed by Midway on a new coin-operated platform developed by Nintendo. To date, no home video games have been released through this joint venture.

PINBALL & NOVELTY GAMES

     Coin-operated pinball and novelty games are sold under the Williams, Bally and Fun House trademarks. Pinball and novelty games are marketed through approximately 53 independent distributors worldwide. Distributors sell these products to operators who own and operate the machines and place them in amusement arcades, restaurants, taverns, convenience stores and movie theaters. Distributors are primarily responsible for the sale and distribution of these products in designated territories and are generally expected to provide replacement parts and service and to arrange for installment financing. It is customary for distributors of the Company's novelty games also to distribute games produced by other manufacturers, however, the appointment of distributors of the Company's pinball games are generally made on an exclusive basis pursuant to which the distributors are required to commit to minimum pinball game purchases. Pinball and novelty games are marketed through trade shows, promotional videotapes and advertising in trade publications.

GAMING EQUIPMENT

     Video Lottery Terminals: The VLT market is different from both the casino market and the traditional lottery market. Most VLTs are located in places where gaming is not the principal attraction and the stakes and payoffs are relatively low. In certain jurisdictions, VLTs are privately owned either by the owners of the establishments in which the terminals are placed or by route operators or distributors who contract with establishment owners to install, service and maintain the terminals. In other jurisdictions, VLTs may be owned by or leased to the government or its appointed agent or may be provided by the Company to the governmental agency on a revenue-sharing basis.

     Slot/Video Gaming Machines: The slot/video machine market is composed of casinos located in hotels and other establishments and on cruise ships, riverboats and in Native American nations. Casinos feature gaming as their primary attraction. Gaming machines designed for the casino market are normally sold directly to the casino and on occasion they may be sold to or through casino management companies or through specialized gaming machine distributors. Sales may be made in return for full payment or financed through machine revenue as well as provided on a revenue-sharing basis. The Company employs 12 sales personnel in offices in several United States locations, retains two sales/service consultants for the Canadian market and has appointed distributors for sales to Native American nation casinos and to casinos in Europe, Africa and the Middle East.

GENERAL

     Export sales of all Games Operations, primarily to Western Europe, were approximately $104,098,000 (22.4% of total revenues) for the fiscal year ended June 30, 1997 compared with $76,337,000 (22.5% of total revenues) for the fiscal year ended June 30, 1996 and $138,530,000 (44% of total revenues) for the fiscal year ended June 30, 1995. Substantially all foreign sales are made in United States dollars and, therefore, the Company is not generally subject to the risk of fluctuation of the value of foreign currencies in relation to the dollar. In the fiscal years ended June 30, 1997 and 1996, no one customer accounted for greater than 10% of net sales (before adjustment for discontinued operations), however, Nova Games Import-Export GmbH & Co. KG and affiliates accounted for approximately 17% ($52,343,000) of the Company's total revenues (before adjustment for discontinued operations) for the fiscal year ended June 30, 1995. In the opinion of the Company, while the loss of a single distributor could temporarily affect the distribution of a particular model, it would not have a material adverse effect on the business of the Company. In any such event, the Company believes it could make arrangements with alternate distributors for the distribution of the Company's products.

                                 MANUFACTURING

COIN-OPERATED VIDEO GAMES, PINBALL & NOVELTY GAMES AND GAMING EQUIPMENT

     The Company's coin-operated video games, Pinball & Novelty Games and Gaming Equipment are manufactured in its factories in Illinois. Effective as of July 1, 1996 and in connection with the Offering, Midway and the Company entered into a Manufacturing and Services Agreement dated as of July 1, 1996 (the "Manufacturing and Services Agreement") pursuant to which, among other things, the Company continues to manufacture Midway's coin-operated video games. The Company believes its facilities are adequate for its current and planned production needs. Production is generally based on advance purchase orders from distributors with respect to coin-operated games and from governmental agencies and casinos with respect to Gaming Equipment. As a result of the patent litigation, the Company was enjoined from manufacturing or selling certain models of its reel-type slot machines. Consequently, the Company has a significant inventory of potentially excess and unusable slot machines of such particular models that are written down to the cost of salvageable parts therein. See "Item 3. Litigation" and Note 13:
Litigation contained in the Company's Consolidated Financial Statements in the 1997 Annual Report.

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

     The Company has a long cycle from purchase of inventory to collection of cash on the sale of its gaming machines which is typical in the industry. Component parts are purchased and assembled into finished goods which are inventoried in order to be able to quickly fulfill customer orders. Finished gaming machines are often installed in casinos on a "trial" basis and, only after a successful trial period, the machines are sold to the casinos. The sale may have extended payment terms if competitive forces so require.

HOME VIDEO GAMES

     Software Products for Home Games: Manufacturing of home games is usually performed for Midway by the developer of the game platform (i.e., Nintendo, Sony or Sega) as required by the applicable platform license. Midway is one of only a limited number of software publishers who have been granted the right by Nintendo and Sega to self-manufacture cartridges for their 16-bit platforms. For such platforms, Midway generally employs contract manufacturing sources in Mexico. At the time a product is approved for manufacturing, Midway must provide certain of the platform manufacturers with a purchase order for that product and an irrevocable letter of credit for 100% of the purchase price. Home games traditionally have no backlog of orders.

     CD-ROM Based Software Products for Personal Computers: Under Midway's arrangements with GT Interactive, Midway and GT Interactive share equally the cost to develop personal computer CD-ROM versions of those of Midway's coin-operated video games that GT Interactive elects to release to the home market. Once GT Interactive so elects, it is responsible for and bears the cost of the manufacture of the CD-ROMs as well as all other costs related to the sale of these CD-ROMs.

     Platform Licenses: Under non-exclusive license arrangements with Nintendo, Sony and Sega, Midway has the right to develop and market software products for
(i) Nintendo's Super Nintendo Entertainment System and Nintendo 64 platforms,
(ii) Sony's PlayStation, and (iii) Sega's Genesis and Saturn platforms. Generally, no specific hardware license is required for the development and marketing of personal computer software.

INTELLECTUAL PROPERTY LICENSES

     While the Company primarily seeks to develop original proprietary games, certain of the Company's games are based on properties licensed from third parties, such as the National Basketball Association, National Football League and National Hockey League or their respective players' associations. Typically, the Company is obligated to make certain minimum guaranteed royalty payments over the term of the license and to advance payment against such guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of material breach (including failure to pay any amounts owing to the licensor in a timely manner) by the Company and certain other events, and, in some cases, are renewable upon payment of certain minimum guarantees or the attainment of specified sales levels during the term of the license. Certain licenses are limited to specific territories or platforms. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products and, in some cases, software for other interactive hardware platforms for home games.

PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each video game software title, pinball and novelty game title and slot/video gaming machine may embody a number of separately-protected intellectual property rights, including trademarks, copyrights and patents. See "Item 3. Legal Proceedings" with respect to certain patent litigation between the Company and International Game Technology involving reel-type slot machines.

     Each dedicated home game includes patents, copyrights and trademarks licensed from the platform manufacturer. Elements of certain of Midway's titles are owned by third parties and licensed to Midway. Midway relies on such third parties for protection of such intellectual property rights. Their failure to adequately protect such rights could have a material adverse effect on Midway.

     The dedicated platform manufacturers have procured patents for certain of the technology utilized in connection with their respective home game systems. The dedicated platform manufacturers incorporate security devices in their cartridges, CD-ROMs and platforms which seek to prevent unlicensed software products from being played on their platforms. Midway does not own the trademarks, copyrights or patents, if any, covering the proprietary information and technology utilized in the dedicated platform manufacturer's cartridges or CD-ROMs. Accordingly, Midway relies upon each dedicated platform manufacturer for protection of such intellectual property from infringement and bears the risk of claims of infringement brought by third parties arising from the sale of software with respect to intellectual property supplied by third party developers and embodied in the Midway's software products. Midway's agreements with these outside developers generally require the developers to indemnify Midway for costs and damages incurred in connection with such claims. No assurance can be given, however, that such software developers will have sufficient resources to indemnify Midway fully in respect of any such claims that may arise.

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

NEVADA REGULATIONS

     The manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"). The Company's manufacturing and distribution of gaming devices are subject to licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission") and the Nevada State Gaming Control Board (the "Nevada Board"). The Nevada Commission and the Nevada Board are collectively referred to as the "Nevada Gaming Authorities."

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

     Certain of the Company's subsidiaries (each a "Gaming Subsidiary" and collectively the "Gaming Subsidiaries"), which manufacture and distribute gaming devices or which hold stock of a Company subsidiary which does so, are required to be licensed or registered by the Nevada Gaming Authorities. The licenses require periodic payments of fees and taxes and are not transferable. No person may become a stockholder of, or receive any percentage of profits from, the Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. On August 21, 1997, the Nevada Commission approved the Company's application for an amendment to its Order of Registration by removing the limitation which, if not removed, would have caused the Order of Registration to expire in August 1997. Also on that date, the Gaming Subsidiaries and Mr. Louis J. Nicastro, Mr. Neil D. Nicastro and Mr. Harold H. Bach, Jr. were registered, licensed or found suitable by the Nevada Commission, as applicable, as a Registered Corporation, as registered holding companies, for licensure as a manufacturer and distributor of gaming devices, as an operator of a slot machine route and as directors, officers and stockholders of such entities. On June 26, 1996, Mr. Louis J. Nicastro resigned from his position with WMS Gaming Inc. and certain other amusement game subsidiaries of the Company in order to assume, at the request of the Board of Directors of the Company, the position of Chief Executive Officer of WHG in contemplation of the Distribution. There can be no assurance that such registrations, findings of suitability and licenses will not be revoked, suspended, limited or conditioned or that such persons will continue to be found suitable as licensees.

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

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Gaming Subsidiaries, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or any of the Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and the Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Gaming Subsidiaries must be reported to, and approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Gaming Subsidiaries, the licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Gaming Subsidiaries, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. The limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could and the revocation of any license would materially adversely affect the Company's future operations in Nevada.

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

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10% but not more than 15% of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the Board of Directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations, or those of any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management policies or operations; and
(iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request by the Nevada Commission or the Chairman of the Nevada Board, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or the Gaming Subsidiaries, the Company:
(i) pays that unsuitable person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting rights conferred through securities held by that person; (iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require the unsuitable person to relinquish voting securities including, if necessary, the immediate repurchase of such voting securities for cash at fair market value.

     The Nevada Commission may in its discretion, require holders of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including with the loss of its approvals, if, without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

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

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming operations. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. The Nevada Board may require a Licensee to file an application for a finding of suitability to be made by the Nevada Commission concerning an actual or intended activity or association of the Licensee in a foreign gaming operation. A Licensee is also subject to disciplinary action by the Nevada Commission if any such licensee knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

     On May 29, 1996, WMS Gaming Inc. was issued a CSI license by the New Jersey Commission. This license was issued for a two-year period and, upon proper application and satisfaction of the same requirements for the initial issuance of a license, may be renewed for four-year periods. However, the New Jersey Commission has the discretion to suspend, revoke, or refuse to renew a license if a licensee fails to continue to satisfy the requirements for licensure or violates the New Jersey Act.

     In addition, all gaming machines used in New Jersey casinos must be approved by the New Jersey Commission. In determining whether to approve gaming machines, the New Jersey Commission will consider various factors, including design, integrity, fairness, and honesty and may require a field test of the machine.

MISSISSIPPI

     The manufacture, sale and distribution of gaming devises for use or play in Mississippi are subject to the Mississippi Gaming Control Act and the regulations promulgated thereunder (collectively, the "Mississippi Act"). Such activities are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission (collectively referred to as the "Mississippi Gaming Authorities"). Although not identical, the Mississippi Act is similar to the Nevada Act.

     The Company and the Gaming Subsidiaries have received the various registrations, approvals, permits and licenses in order to engage in manufacturing and distribution of gaming equipment in Mississippi. The license to manufacture and distribute gaming equipment in Mississippi is not transferable, is issued for a two-year period and must be renewed every two years thereafter.

     Similar to Nevada, the Mississippi Commission may investigate and find suitable any individual who has a material relationship to, or material involvement with, the Company or the Gaming Subsidiaries, including, but not limited to, record or beneficial holders of any of the voting securities of the Company or the Gaming Subsidiaries and any other person whom the Mississippi Commission determines exercises a significant influence upon the management or affairs of the Company. The Company and the Gaming Subsidiaries are required to maintain a current stock ledger in Mississippi which may be examined by the Mississippi Commission at any time. The Company believes that all required findings of suitability currently required have been applied for or obtained. Any applicant for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with such an investigation.

     The Mississippi Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Mississippi Commission and such person may be required to be found suitable. The Mississippi Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Mississippi Commission for a finding of suitability. The Mississippi Commission exercises its discretion to require a finding of suitability of any beneficial owner of more than 5% of a Registered Corporation's common stock. Under certain circumstances, an "institutional investor," which acquires more than 5%, but not more than 10%, of the Registered Corporation's voting securities may apply to the Mississippi Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only and otherwise meets the regulatory requirements of the institutional investor waiver provisions.

     The Company may not make a public offering of its securities without the approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi, or to retire or extend obligations incurred for such purposes. All loans by the Company must be reported to the Mississippi Commission and certain loans and other stock transactions must be approved in advance.

     If it were determined that the Mississippi Act was violated by the Company or the Gaming Subsidiaries, the licenses they hold could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures, which action, if taken, could materially adversely affect the Company's manufacturing and distribution of gaming devices.

FEDERAL REGISTRATION

     Any subsidiaries of the Company that are involved in gaming activities are required to file documents annually with the United States Department of Justice, Criminal Division, in connection with the sale, distribution or operation of Gaming Equipment. The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver or receive gaming machines, gaming machine type devices and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. The Company is required to register and renew its registration annually. The Company has complied with such registration requirements. In addition, various record keeping equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

REGULATION IN FOREIGN JURISDICTIONS

     Certain foreign countries permit the importation, sale and/or operation of Gaming Equipment. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Certain jurisdictions in which the Company operates require the licensing of gaming devices, gaming device operators and manufacturers. The Company and its gaming machines have been properly licensed and approved or have applied for licensure and approval in all jurisdictions where the Company's operations require such licensure and approval.

NATIVE AMERICAN GAMING REGULATION

     Numerous Native American Indian tribes have become engaged in or have licensed gaming activities on Indian lands as a means of generating tribal governmental revenue. The Company manufactures and supplies Gaming Equipment for Native American Indian tribes. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission (the "NIGC") and the Secretary of the U.S. Department of the Interior (the "Secretary"), and also may be subject to the provisions of certain statutes relating to contracts with Native American tribes, which are administered by the Secretary. As a precondition to gaming involving gaming machines, IGRA requires that the tribe and the state enter into a written agreement (a "tribal-state compact") that specifically authorizes such gaming, and that has been approved by the Secretary, with notice of such approval published in the Federal Register. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors and shareholders of gaming equipment suppliers. Under IGRA, tribes are required to regulate all commercial gaming under ordinances approved by the NIGC. Such ordinances may impose standards and technical requirements on main hardware and software and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors and shareholders.

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

     The Company believes that it is the world's leading manufacturer of coin-operated pinball games and a leading manufacturer of coin-operated video games and VLTs. In the coin-operated pinball game market, the Company competes with Sega. In the coin-operated video game market, the Company competes principally with foreign manufacturers such as Capcom, Konami, Namco, Sega and Taito and in the home video game market, the Company competes with Nintendo, Sony and Sega, the largest publishers of software for their respective systems and numerous companies licensed by them. Due to their dominant position in the home video game industry as primary manufacturers of dedicated platform hardware and software, Nintendo, Sony and Sega have a competitive advantage with respect to retail pricing, acquiring intellectual property licenses and securing shelf space. Additionally, the Company's games which are sold for use on personal computers compete with entertainment software sold by companies such as Broderbund Software, CUC International, Electronic Arts, GT Interactive, Microsoft and Spectrum Holobyte, among others.

     In the Gaming Equipment market the Company competes with International Game Technology, G-Tech and Video Lottery Consultants, Inc., each based in the United States, and Spielo, based in Canada with respect to VLTs, and with International Game Technology, Alliance Gaming Corp., Sigma Game, Inc. and Universal Distributing of Nevada Inc. with respect to slot machines. See "Item 3. Legal Proceedings" with respect to certain patent litigation between the Company and International Game Technology involving reel-type slot machines.

                    DESIGN, RESEARCH AND PRODUCT DEVELOPMENT

     The coin-operated video, pinball and novelty games and gaming equipment which are sold by the Company may be designed by members of its internal design staff or by independent designers under contract to the Company. The Company also evaluates coin-operated games designed by others with a view toward obtaining licenses authorizing it to manufacture and sell such games as well as for purposes of performing the contract manufacture of such games for sale under the tradename of others. Home Games designed by or for Midway for the 32- and 64-bit platforms are manufactured by others for sale by Midway. Midway is one of a limited number of software publishers who have been granted the right by Nintendo and Sega to self-manufacture cartridges for their 16-bit platforms. For such platforms, Midway generally employs contract manufacturing sources in Mexico . The Company currently employs approximately 414 persons in its research and product development departments. During the fiscal years ended June 30, 1997, 1996, and 1995, approximately $12,882,000, $13,436,000 and $12,418,000, respectively, were expended on research and development with respect to the Company's Pinball & Novelty Games and Gaming Equipment businesses. During the fiscal years ended June 30, 1997, 1996 and 1995, Midway expended approximately $55,941,000, $32,495,000 and $14,661,000, respectively, on research and development with respect to its Video Games business.

                                  SEASONALITY

     The home video game business is highly seasonal and historically has resulted in higher revenues and net income in the first and second quarters of the June 30 fiscal year due to customer purchases preceding the year-end retail holiday selling season. The coin-operated video game, pinball and novelty game and gaming equipment businesses have not historically been seasonal but, quarterly revenues and net income usually increase when a coin-operated video game, pinball game, novelty game or gaming machine that achieves significant player appeal is introduced.

                                   EMPLOYEES

     At June 30, 1997, the Company employed approximately 1,047 persons in its Games Operations. Approximately 525 of such employees were represented by the International Brotherhood of Electrical Workers (the "IBEW") and approximately 164 of such employees were represented by the United Furniture Workers union (the "UFW"). None of the employees engaged in the home video games business is represented by a union. Collective bargaining agreements with the IBEW relating to the Chicago and Waukegan, Illinois manufacturing facilities expire June 30, 2000 and March 31, 1998, respectively. The collective bargaining agreement with the UFW relating to the Cicero, Illinois manufacturing facility expires June 30, 1998. The Company's relations with its union employees are satisfactory.

                                THE DISTRIBUTION

     In addition to the Games Operations, the Company previously, through its subsidiaries and affiliates, owned and operated three of the leading hotels and casinos in Puerto Rico -- the Condado Plaza Hotel & Casino, the El San Juan Hotel & Casino and the El Conquistador Resort & Country Club. The Company owned 100% of the Condado Plaza, 50% of the El San Juan and 23.3% of the El Conquistador. Additionally, the Company owned 62% of Williams Hospitality Group Inc., which manages all three of the aforementioned hotels and casinos. On April 21, 1997, the Company distributed to its stockholders through a dividend all of the outstanding shares of voting common stock of WHG, formerly a wholly-owned subsidiary of the Company. As of the date of the Distribution, WHG owned and operated the three hotels and casinos discussed above. The Distribution provided Company stockholders with one share of voting common stock of WHG for every four shares of Company common stock held by such stockholders on the record date of March 31, 1997.

     The Distribution was designed to relieve the Company and WHG from certain of the regulatory burdens and risks which existed as a result of the combined ownership by the Company of the Gaming Equipment business and a Puerto Rico casino business and to enhance WHG's ability to attract and maintain skilled employees through stock related compensation of WHG.

     On June 27, 1996 the Company first announced its intentions to complete the Distribution. The financial position, results of operations and cash flows of this business segment have been reported as discontinued operations in the Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders and the 1997 Annual Report.

                      FACTORS AFFECTING FUTURE PERFORMANCE

     Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of the risks and uncertainties which may cause the Company's operating results to vary from anticipated results or which may materially and adversely affect its operating results are as follows:

VIDEO GAMES

     Dependence on New Product Introductions; Product Delays. Midway's success depends on generating revenue from new products and enhancements of existing products. The process of developing software products such as those offered by Midway is extremely complex and is expected to become more complex and expensive in the future as new platforms and technologies are introduced. In addition, consumer preferences for video games are difficult to predict, and few video game products achieve sustained market acceptance. There can be no assurance that new products introduced by Midway will achieve any significant degree of market acceptance, or that such acceptance will be sustained for any meaningful period. A significant delay in the introduction of one or more new products or enhancements or the failure of new products to achieve or sustain market acceptance would have a material adverse effect on Midway's business, operating results and financial condition.

     Technological Change. The video game market, both in the coin-operated and home segments, is characterized by rapidly changing technology. Midway must continually anticipate and adapt its products to emerging technologies, including new hardware platforms. When Midway chooses to incorporate a new technology in its products or to publish or develop a product for a new platform, it may be required to make a substantial development investment one to two years in advance of initial shipment of such products. There can be no assurance that Midway will be able to identify accurately which emerging technologies will gain widespread acceptance. If Midway invests in the development of a video game that does not achieve significant commercial success, Midway's revenues from that product will be adversely affected and it may not recover its development costs. If Midway does not choose to pursue the development of products incorporating new technology or for new platforms that achieve significant commercial success, Midway's revenue growth may be adversely affected. In addition, consumers may defer purchasing software for use on existing platforms following the announcement of an introduction date for hardware platforms incorporating new technologies. Accordingly, sales of Midway's existing software products could be adversely affected by such announcements. There can be no assurance that Midway will be able to develop or acquire the expertise necessary to enable it to develop or market products for emerging technologies.

     Reliance on Mortal Kombat Products. Revenues from Mortal Kombat products accounted for approximately 22.0%, 34.9% and 17.1% of Midway's total revenues during fiscal 1997, 1996 and 1995, respectively. If Mortal Kombat products fail to continue to sell or if Midway fails to replace the Mortal Kombat products with additional products generating significant revenues, Midway's business, operating results and financial condition could be materially and adversely affected.

     Fluctuations in Operating Results; Seasonality. Midway has experienced and expects to continue to experience significant quarterly fluctuations in net sales and operating results due to a variety of factors, including fluctuations in the mix of products with varying profit margins sold by Midway, the size and rate of growth of the consumer software market, market acceptance of Midway's products and those of its competitors and dedicated platform manufacturers, development and promotional expenses relating to the introduction of new products or enhancements of existing products, the timing and success of product introductions, changes in pricing policies by Midway and its competitors, the accuracy of Midway's and retailers' forecasts of consumer demand, the timing of orders from major customers, order cancellations and delays in shipment. Midway's expense levels are based, in part, on its expectations regarding future sales and, as a result, operating results would be adversely affected by a decrease in sales or a failure to meet Midway's sales expectations.

     While the coin-operated game business is not generally seasonal in nature, the home video game business is highly seasonal. Sales of home video games are typically significantly higher during the September and December quarters due to the year-end holiday buying season. Sales in other quarters are generally lower and vary significantly as a result of new product introductions and other factors. There can be no assurance that Midway will achieve consistent profitability on a quarterly or annual basis.

     Competition. The video game business is intensely competitive and is characterized by the continuous introduction of new titles and the development of new technologies. The ability of Midway to compete successfully in this market is based, in large part, upon its ability to select and develop popular titles, to identify and obtain rights to commercially marketable intellectual properties and to adapt its products for use with new technologies. In addition, successful competition is also based upon price, access to retail shelf space in the case of home games, product enhancements, new product introductions, marketing support and distribution channels. Midway's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development resources than those of Midway.

     In the coin-operated market, Midway competes principally with foreign manufacturers such as Capcom, Konami, Namco, Sega and Taito.

     In the home market, Midway competes with Nintendo, Sony and Sega, the largest publishers of software for their respective systems. Due to their dominant position in the industry as primary manufacturers of dedicated platform hardware and software, Nintendo, Sony and Sega have a competitive advantage with respect to retail pricing, acquiring intellectual property licenses and securing shelf space. There can be no assurance that Nintendo, Sony or Sega will not increase their own software development efforts. Midway also currently competes in the United States and Canada with numerous companies licensed by Nintendo, Sony and Sega to develop software products for use with their respective hardware systems. These competitors include Acclaim, Activision, Capcom, Disney Interactive, Electronic Arts, Konami, Lucas Arts, Namco and Viacom New Media. Additionally, Midway's games which are sold for use on personal computers compete with entertainment software sold by companies such as Broderbund Software, CUC International, Electronic Arts, GT Interactive, Microsoft and Spectrum Holobyte, among others. The entry and participation of new industries and companies, including diversified entertainment companies, in markets in which Midway competes may adversely affect Midway's performance in such markets.

     Midway believes that large diversified entertainment, cable and telecommunications companies, in addition to large software companies such as Microsoft, are increasing their focus on the interactive entertainment market, which will result in greater competition for Midway. In particular, many of Midway's competitors are developing on-line interactive games and interactive networks that will be competitive with Midway's interactive products. There can be no assurance that Midway will be able to compete successfully against current or future competitors or that competitive pressures faced by Midway will not materially and adversely affect its business, operating results and financial condition.

     Product Returns and Price Adjustments. In its home video game business, Midway accepts product returns for defective products and sometimes provides markdowns or other credits on varying terms in the event that the customer holds slow-moving inventory of Midway's home games. At the time of product shipment, Midway establishes reserves, including reserves under Midway's policies for price protection and returns of defective products, which estimate the potential for future returns of products based on historical return rates, seasonality of sales, retailer inventories of Midway's products and other factors. Product returns, markdowns and credits that exceed Midway's reserves could have a material adverse effect on Midway's business, operating results and financial condition. Although Midway maintains reserves which it believes to be adequate with respect to product returns and price reductions, there can be no assurance that the reserves established will not be exceeded.

     Dependence on Dedicated Platform Manufacturers. In fiscal 1997, 60% of Midway's unit sales of software products were for use on the next generation 32- and 64-bit game platforms (Nintendo 64, the Sony PlayStation and the Sega Saturn). The balance of Midway's home video game unit sales were primarily for the 16-bit Super Nintendo Entertainment System and Sega Genesis platforms, as well as for portable game systems. Midway expects a significant and increasing portion of its revenues in the coming years will be comprised of games for the next generation game platforms. If the popularity of home video games on dedicated hardware platforms materially declines, or if Midway were to lose its license to publish software from any of the major platform manufacturers, namely Nintendo, Sony and Sega, Midway's business would be materially and adversely affected.

     Midway is generally obligated to submit new games to the dedicated platform manufacturers for approval prior to development and/or manufacturing. Rejection or substantial delay in approval of a product by a dedicated platform manufacturer could have a material adverse effect on Midway's financial condition and results of operations. Midway has not experienced any significant delays in the approval process for any of its games in the past. However, there can be no assurance that Midway will not experience such delays in the future. The dedicated platform manufacturers may also limit the number of titles that Midway can release in any year, which may limit any future growth in sales.

     Midway depends on Nintendo, Sony and Sega for the protection of the intellectual property rights to their respective hardware platforms and technology, their ability to control the proliferation of new titles by licensees and others and their ability to discourage unauthorized persons from producing software for the Nintendo, Sony and Sega platforms. Midway also relies upon the dedicated platform manufacturers for the manufacturing of software cartridges and CD-ROMs for the next generation platforms.

     Manufacturing Risks. The manufacturing of Midway's 16-bit home games is performed for Midway by third parties in accordance with Midway's specifications. While Midway has not to date experienced any material delays or interruptions in the manufacture of Midway's products, there can be no assurance that such delays or interruptions will not occur or, if any do occur, that they could be remedied without further delay and without materially and adversely affecting Midway's business, operating results or financial condition. Unanticipated delays in receipt of shipments or price increases from any of Midway's contract manufacturing sources could adversely affect Midway's business.

     Intellectual Property Licenses and Approvals. While Midway primarily seeks to develop original proprietary games, certain of Midway's games are based on properties or trademarks owned by third parties, such as the National Basketball Association, National Football League, National Hockey League or their respective players' associations. Midway's future success may also be dependent upon its ability to procure licenses for additional popular intellectual properties. There is competition for such licenses, and there can be no assurance that Midway will be successful in acquiring additional intellectual property rights with significant commercial value.

     Midway's intellectual property licenses generally require that new products developed under such licenses be submitted to the licensor for approval prior to release. Such approval is generally discretionary. Rejection or delay in approval of a product by a licensor could have a material adverse effect on Midway's business, operating results and financial condition. While Midway has not experienced any significant delays in obtaining new product approvals from its licensors in the past, there can be no assurance that Midway will not experience delays in the future. The owners of intellectual property licensed by Midway generally reserve the right to protect such intellectual property against infringement.

     Dependence on Key Personnel. The success of Midway depends to a significant extent upon the performance of senior management and on its ability to continue to attract, motivate and retain highly qualified software developers. The loss of services of senior management, highly-qualified software developers or other key personnel could have a material adverse effect on Midway. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized training is intense, and there can be no assurance that Midway will be successful in attracting and retaining such personnel. Specifically, Midway may experience increased costs in order to attract and retain skilled employees.

GAMING EQUIPMENT

     Patent Litigation. WMS Gaming Inc., a wholly-owned subsidiary of the Company, is party to certain patent litigation between WMS Gaming Inc. and International Game Technology with respect to reel-type slot machines. In the event that it is ultimately determined in these actions that the Company's slot machines infringe on International Game Technology's patent and if the Company is unable to develop or acquire non-infringing alternative devices or obtain licenses to use the patent, the development of the Company's reel-type slot machine business is likely to be adversely affected. For a description of the patent litigation, see "Item 3. Legal Proceedings" contained herein.

     Ability to Maintain Regulatory Approvals. The manufacture and distribution of Gaming Equipment is subject to extensive Federal, state, local and foreign regulation. Although the laws and regulations of the various jurisdictions in which the Company operates vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture and distribution of gaming devices as well as for the officers, directors, major stockholders and key personnel of such companies. The Company is authorized to sell its gaming machines in Arizona, Colorado, Connecticut, Illinois, Indiana, Iowa, Missouri, Minnesota, Mississippi, Nevada, New Jersey, South Carolina, South Dakota and Wisconsin, as well as to cruise ships operating in international waters. The Company is also authorized to sell its gaming machines directly or through distributors in several international jurisdictions and to several Native American nations. Thus far the Company has never been denied any such necessary governmental licenses, permits or approvals. No assurances, however, can be given that such required licenses, permits or approvals will be given or renewed in the future.

     Application of Future or Additional Regulatory Requirements. In the future the Company intends to seek the necessary registrations, licenses, approvals and findings of suitability for the Company, its products and its personnel in other U.S. and foreign jurisdictions in which the Company identifies significant sales potential for its products. However, there can be no assurance that such registrations, licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that the Company will be able to obtain the necessary approvals for its future products as they are developed in a timely manner, or at all. If a registration, license, approval or finding of suitability is required by a regulatory authority and the Company fails to seek or does not receive the necessary registration, license, approval or finding of suitability, the Company may be prohibited from selling its products for use in the respective jurisdiction or may be required to sell its products through other licensed entities at a reduced profit to the Company.

CONFLICTS OF INTEREST WITH MIDWAY

     Certain of WMS' officers and directors are also officers, directors and stockholders of Midway, and may be subject to various conflicts of interest including, among others, the performance by the two companies under their existing agreements as well as the negotiation of any agreements required to be entered into in the future between these two parties. Additionally, WMS may be subject to various conflicts of interest arising from the relationship among it and Midway and their respective affiliates.

     Mr. Neil D. Nicastro, the President, Chief Executive Officer, Chief Operating Officer and a Director of WMS is also the Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of Midway. Mr. Harold H. Bach, Jr., Mr. Kenneth J. Fedesna and Mr. Orrin J. Edidin, officers and full-time employees of WMS and various of its affiliates, are also officers of Midway. Mr. Bach and Mr. Fedesna are also Directors of Midway. Each of these key employees will devote such time to the business and affairs of Midway as the Board of Directors deems appropriate. However, each such person has other duties and responsibilities with Midway that may conflict with time which might otherwise be devoted to his duties with WMS.

ITEM 2. PROPERTIES.

     The following table and the footnotes which follow set forth the Company's principal properties, principal use, approximate floor space and the annual rental and lease expiration date, where leased by the Company, at June 30, 1997.

                                   PROPERTIES

                                                              APPROXIMATE
                                          PRINCIPAL             SQUARE        ANNUAL RENT       LEASE EXP.
           LOCATION                          USE                 FEET             ($)            DATE(1)
           --------                       ---------           -----------     -----------       ----------

HEADQUARTERS
3401 N. California Ave.........   Principal Office              129,400          100% Owned               --
Chicago, IL                       & Gaming Mfg.                                 by Williams
PINBALL & NOVELTY
GAMES/VIDEO GAMES
800 S. North Point Rd. ........   Pinball, Novelty &            186,000          100% Owned               --
Waukegan, IL                      Video Games Mfg.                              by Williams
4616 W. 19th St................   Games Mfg.                    105,000       100% Owned by               --
Cicero, IL                                                                  Lenc-Smith Inc.
675 Sycamore Dr................   Video Game Design &            84,501             593,196         07/31/05
Milpitas, CA                      Dev., Sales & Mktg.
2727 W. Roscoe St. ............   Video Game Design &            47,500             136,000         06/30/01
Chicago, IL                       Dev.
2820 Merrell Rd................   Video Warehouse                28,234              84,702         07/31/99
Dallas, TX
10110 Mesa Rim Rd..............   Video Game Design &            27,512             250,644         06/01/02
San Diego, CA                     Dev.
1949 Swanson Ct................   Warehouse                      14,400              82,080         03/31/98
Gurnee, IL
1800 S. Business 45............   Video Game Accounting           6,000              38,400   month-to-month
Corsicana, TX                     & Operations Office
2400 S. Business 45............   Video Office/Warehouse          5,000              30,000         05/01/98
Corsicana, TX
GAMING EQUIPMENT
13820 West Business............   Gaming Warehouse               54,107             221,838         07/31/00
Center Drive
Green Oaks, IL
6590 S. Bermuda Rd.............   Gaming Warehouse               30,000               5,000   month-to-month
Las Vegas, NV
2704 W. Roscoe St. ............   Gaming Office & R&D            28,500          100% Owned               --
Chicago, IL                                                                     by Williams
4170 W. Harmon Ave.............   Gaming Office & Warehouse      26,809             135,120         01/31/99
Las Vegas, NV
350 Commerce Dr................   Gaming Office & Warehouse      16,500              82,500         09/30/99
Pleasantville, NJ

                                                                   APPROXIMATE
                                              PRINCIPAL              SQUARE       ANNUAL RENT        LEASE EXP.
             LOCATION                            USE                  FEET            ($)             DATE(1)
-----------------------------------  ----------------------------  -----------  ----------------  ----------------
12450 Short Cut Rd. ...............  Gaming Office & Warehouse          5,750             24,000          07/31/02
Biloxi, MS
4750 Longley Ln. ..................  Gaming Office & Warehouse          4,960             34,784          07/31/99
Reno, NV
615 N.W. Business Park Ln..........  Gaming Office & Warehouse          2,000             12,384          04/30/98
Riverside, MO

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

ITEM 3. LEGAL PROCEEDINGS.

     The action which was commenced on or about July 25, 1995 by Alliance Gaming Corp. ("Alliance") in the Delaware Court of Chancery against Bally Gaming International, Inc. ("BGII"), its directors and the Company (the "Alliance Action") was dismissed by order dated October 24, 1995, upon the motion of Alliance, as against all defendants, other than the Company. On March 19, 1997, the Delaware Court of Chancery summarily dismissed the Alliance Action as against the Company. Since that date, no further proceedings have occurred in this action. The Alliance Action alleged that in their preferential treatment of the Company regarding the Merger Agreement dated as of June 21, 1995, between the Company and BGII (the "Merger Agreement"), the members of the BGII Board of Directors, aided and abetted by the Company, had violated their fiduciary duties of care, loyalty and candor. The complaint sought damages and an order requiring that BGII hold an annual meeting, requiring the directors to give Alliance a fair and equal opportunity to acquire BGII, setting aside the Merger Agreement and its termination fee and enjoining sales of assets (including BGII's German operations) out of the ordinary course of business and actions impeding the operation of market forces in an open bidding contest for the acquisition of BGII. The Company answered the complaint, denied the material allegations thereof and asserted affirmative defenses. On October 18, 1995, BGII terminated the Merger Agreement with the Company and entered into a merger agreement with Alliance.

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

     On October 23, 1995, the Company commenced an action in New York Supreme Court, New York County against BGII seeking $4,800,000 as a contractual termination fee, plus interest and attorneys' fees as a result of BGII having served written notice of termination of the Merger Agreement on October 18, 1995 and on the same day it entered into a merger agreement with Alliance. The Company asserted that BGII's termination of the Merger Agreement was pursuant to the specific provisions of the Merger Agreement which triggered BGII's duty to pay the Company the $4,800,000 termination fee. Defendant BGII answered the Company's complaint and asserted two counterclaims both alleging that the Company breached the Merger Agreement. On March 4, 1997, the New York Supreme Court granted the Company's motion for summary judgment and dismissed BGII's counterclaims. A judgment in favor of the Company and against BGII was entered on March 12, 1997. The judgment was subsequently settled and satisfied by payment of $4.5 million to the Company by BGII on April 4, 1997.

     In May 1994, WMS Gaming Inc. ("WGI"), a wholly-owned subsidiary of the Company, instituted a declaratory judgment action (the "Model 400 Action") against International Game Technology ("IGT"), in the United States District Court for the Northern District of Illinois. The action sought a declaration that a certain patent issued in 1984 and owned by IGT (the "Telnaes Patent") was invalid, and that certain reel-type slot machines made by WGI did not infringe the Telnaes Patent. IGT counterclaimed alleging that the Telnaes Patent was infringed by WGI's reel-type slot machines. The Telnaes Patent relates to a particular method of assigning the probability of selecting particular reel stop positions in a computer-controlled reel-type gaming machine, which increases or decreases the probabilities of winning by means of the computer's software, not the mechanical reels themselves.

     On September 19, 1996, the trial court rendered a decision in favor of IGT, finding the Telnaes Patent valid, finding WGI's Model 400 slot machine to infringe the Telnaes Patent, and enjoining WGI, upon entry of judgment, from further infringement of the Telnaes Patent. Such injunction was subsequently entered. On February 28, 1997, after a hearing on IGT's alleged damages, the Court awarded judgment in favor of IGT and against WGI in the amount of $32,845,189. Subsequently, the Court granted WGI's motion for a stay of proceedings to enforce the money judgment pending disposition of WGI's motion for a new trial and a similar stay pending appeal. On March 14, 1997, WGI filed a motion seeking a new trial based on newly discovered evidence. A hearing on the motion and the newly discovered evidence was concluded on September 18, 1997 and the Court has taken the matter under advisement.

     On November 26, 1996, IGT commenced an action against WGI in the United States District Court for the Northern District of Illinois (the "Model 401 Action"). In this action, IGT seeks a judgment declaring that WGI's Model 401 slot machine also infringes the Telnaes Patent. The complaint seeks a preliminary and permanent injunction and treble damages. On December 18, 1996, the Court granted IGT's motion for a preliminary injunction and enjoined WGI from the manufacture, use and sale of the Model 401 slot machine. On April 10, 1997, WGI filed a motion to vacate the previously entered preliminary injunction based upon the newly discovered evidence, which is the subject of the motion for a new trial in the Model 400 Action. This motion has been entered and continued, without hearing, pending a determination of the motion for a new trial in the Model 400 Action.

     In the event that it is ultimately determined in the Model 400 Action and in the Model 401 Action that such slot machines infringe upon the Telnaes Patent and if WGI is unable to develop or acquire non-infringing alternative devices or obtain a license to use the Telnaes Patent, the development of WGI's reel-type slot machine business is likely to be adversely affected. The Telnaes Patent does not relate to non-reel spinning machines such as VLTs and video poker machines.

     Other than set forth above, the Company currently and from time to time is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or proceeding which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Reference is made to "Market for the Company's Common Stock and Related Security-Holder Matters" set forth in the 1997 Annual Report, which information is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

     Reference is made to "Selected Five-Year Financial Data" set forth in the 1997 Annual Report, which information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the 1997 Annual Report, which information is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Consolidated Financial Statements and Notes thereto and Report of Independent Auditors set forth in the 1997 Annual Report, which information is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. The directors listed in the following table were elected at the January 1997 Annual Meeting of Stockholders to serve until the 1998 Annual Meeting of Stockholders and until their respective successors are duly elected and qualify. All are present directors of the Company. Mr. George R. Baker, who was also elected as a director of the Company at the January 1997 Annual Meeting of Stockholders, resigned as a director on April 14, 1997, prior to which time he became Vice Chairman and a Director of WHG. Mr. Neil D. Nicastro is the son of Mr. Louis J. Nicastro; otherwise, there is no family relationship between any of the directors or executive officers of the Company.

                          IDENTIFICATION OF DIRECTORS

                                                                                 SHARES OF COMMON
                                                                 DIRECTOR OR     STOCK DEEMED TO    PERCENTAGE OF
                                       POSITION WITH              EXECUTIVE      BE BENEFICIALLY     OUTSTANDING
                                   COMPANY AND PRINCIPAL        OFFICER OF THE        OWNED            COMMON
       DIRECTOR (AGE)            OCCUPATION AS OF 09/05/97      COMPANY SINCE      09/05/97(1)        STOCK(2)
       --------------            -------------------------      --------------   ----------------   -------------

Louis J. Nicastro (69)......  Chairman of the Board of               1974            7,551,886(3)       30.4%
                              Directors of the Company and
                              Chairman of the Board and Chief
                              Executive Officer of WHG
Neil D. Nicastro (40).......  President, Chief Executive             1986            7,986,986(4)       31.7%
                              Officer, Chief Operating Officer
                              and Director of the Company and
                              Chairman of the Board of
                              Directors, President, Chief
                              Executive Officer and Chief
                              Operating Officer of Midway
Kenneth J. Fedesna (47).....  Vice President and General             1993              163,742(5)          *
                              Manager of Williams, Executive
                              Vice President -- Coin-Op Video
                              of Midway and Director of the
                              Company
Norman J. Menell (65).......  Vice Chairman of the Board of          1980               65,171(6)          *
                              Directors of the Company
William C. Bartholomay
  (69)......................  Director of the Company and            1981               81,755(6)          *
                              President of Near North National
                              Group
William E. McKenna (78).....  Director of the Company and            1981               65,549(6)          *
                              General Partner, MCK Investment
                              Company
Harvey Reich (68)...........  Director of the Company and            1983               64,145(6)          *
                              Attorney, Robinson Brog Leinwand
                              Greene Genovese & Gluck, P.C.
Ira S. Sheinfeld (59).......  Director of the Company and            1993               93,173(7)          *
                              Attorney, Squadron, Ellenoff,
                              Plesent & Sheinfeld LLP

-------------------------
 * Less than 1% of the number of outstanding shares of Common Stock on September 5, 1997.

(1) Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of such shares within 60 days. Certain of such options as reported herein also required that the Company's Common Stock attain a market price of $21.34 per share prior to exercise. The Company's Common Stock has attained the $21.34 market price and all such shares are now exercisable.

(2) For purposes of calculating the percentage of outstanding Common Stock owned by each director, shares issuable upon the exercise of options exercisable within 60 days have been deemed to be outstanding.

(3) The number of shares reported as beneficially owned includes 6,917,700 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 634,186 shares for which the reporting person has sole voting and sole dispositive power, 629,554 of which may be acquired upon the exercise of options. For a discussion concerning the shared voting power with respect to the 6,917,700 shares of Common Stock referred to above, see "Voting Proxy Agreement" set forth in Item 12.

(4) The number of shares reported as beneficially owned includes 6,917,700 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 1,069,286 shares for which the reporting person has sole voting and sole dispositive power, 1,007,286 of which may be acquired pursuant to stock options. For a discussion concerning the shared voting power with respect to the 6,917,700 shares of Common Stock referred to above, see "Voting Proxy Agreement" set forth in Item 12.

(5) Includes 163,684 shares of Common Stock which Mr. Fedesna has the right to acquire upon the exercise of stock options.

(6) Includes 62,955 shares of Common Stock which such person has the right to acquire upon the exercise of stock options.

(7) Includes 93,173 shares of Common Stock which Mr. Sheinfeld has the right to acquire upon the exercise of stock options.

     LOUIS J. NICASTRO has been the Chairman of the Board and Chief Executive Officer of WHG and its predecessors since 1983. Mr. Nicastro has served as Chairman of the Board of Directors of the Company since its incorporation in 1974. He served as Co-Chief Executive Officer of the Company from 1994 until June 26, 1996, having served as Chief Executive Officer (1974-1994), President (1985-1988 and 1990-1991) and Chief Operating Officer (1985-1986). Mr. Nicastro is also a director of Midway.

     NEIL D. NICASTRO, is the President, Chief Executive Officer, Chief Operating Officer and a Director of the Company. Mr. Nicastro became a director of the Company in 1986 and was elected President of the Company June 18, 1991, sole Chief Executive Officer June 26, 1996, Co-Chief Executive Officer August 29, 1994 and Chief Operating Officer September 30, 1990. He served as Treasurer (1986-1994), Executive Vice President (1988-1991), Senior Vice President (1987-1988), Vice President (1986-1987) and Director of Stockholder Relations (1981-1986). Mr. Nicastro is also Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of Midway. Mr. Nicastro has held various other executive positions for Midway since 1988.

     KENNETH J. FEDESNA became a director of the Company on August 23, 1993. He has served as Vice President and General Manager of Williams and Midway, subsidiaries of the Company, for in excess of five years. On August 30, 1996, Mr. Fedesna was elected Executive Vice President -- Coin-Op Video of Midway. Mr. Fedesna is also a director of Midway.

     NORMAN J. MENELL became Vice Chairman of the Board of Directors effective September 30, 1990. He served as President (1988-1990), Chief Operating Officer (1986-1990) and Executive Vice President (1981-1988) of the Company. Mr. Menell is also a director of Midway.

     WILLIAM C. BARTHOLOMAY is President of Near North National Group, Chicago, Illinois (insurance brokers) and Chairman of the Board of the Atlanta Braves (National League Baseball). He has served as Vice Chairman of Turner Broadcasting System, Inc., a division of Time Warner Inc., since April 1994 having also held that office during the period 1976-1992 and having served as a director (1976-1994). He also served as Vice Chairman of the Board of Directors of Frank B. Hall & Co. Inc. (1974-1990). Mr. Bartholomay is also a director of Midway.

     WILLIAM E. MCKENNA has served as a General Partner of MCK Investment Company, Beverly Hills, California for in excess of five years. He also is a director of Midway, California Amplifier, Inc., Calprop Corporation, Drexler Technology Corporation and Safeguard Health Enterprises, Inc.

     HARVEY REICH has been a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for in excess of five years. Mr. Reich is also a director of Midway.

     IRA S. SHEINFELD became a director of the Company on August 23, 1993. He has been a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York, for in excess of five years. Mr. Sheinfeld is also a director of Midway.

     (b) Identification of Executive Officers. Unless otherwise indicated below, the following officers were elected to serve during fiscal 1997 and until the 1998 Annual Meeting of the Board of Directors and until their respective successors are duly elected and qualify.

                NAME                     AGE                            POSITION
                ----                     ---                            --------
Neil D. Nicastro.....................    40     President, Chief Executive Officer and Chief Operating
                                                Officer
Harold H. Bach, Jr...................    65     Vice President -- Finance, Treasurer, Chief Financial
                                                and Chief Accounting Officer
Orrin J. Edidin......................    36     Vice President, Secretary and General Counsel

     The current principal occupation or employment of Mr. Neil D. Nicastro during the last five years is set forth in Item 10(a) above. See also "Item
11. Executive Compensation -- Employment Contracts" with respect to the term of Mr. Nicastro's employment with the Company.

     Mr. Bach served as Secretary of the Company from July 5, 1990 to June 15, 1992. He assumed the positions of Treasurer effective September 13, 1994 and Vice President-Finance, Chief Financial and Chief Accounting Officer effective September 30, 1990. Additionally, Mr. Bach has served as Executive Vice President -- Finance, Chief Financial Officer and a director of Midway since August 30, 1996. Previously, he served as Senior Vice President -- Finance and Chief Financial Officer of Midway from September 17, 1990 to August 30, 1996, and he has served as Treasurer of Midway continuously since December 1, 1994. Prior to joining the Company, Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989).

     Mr. Edidin has served as Vice President, Secretary and General Counsel of the Company since May 30, 1997. Mr. Edidin served as Associate General Counsel of Fruit of the Loom, Inc. from August 1992 until May 1997. Mr. Edidin has also served as Vice President, Secretary and General Counsel of Midway since June 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

     The Summary Compensation Table below sets forth the cash compensation paid by the Company (or in the case of Mr. Nicastro, for the period from the date of the Offering, by the Company and Midway) for service in all capacities during the fiscal years ended June 30, 1997, 1996 and 1995 to each of the Company's executive officers who served during such periods and whose compensation exceeded $100,000. Pursuant to the Manufacturing and Services Agreement, after the Offering the compensation paid by the Company to the executive officers of the Company (other than Mr. Nicastro) is allocated to Midway based upon estimates by management of the Company. Management of the Company believes that such executive officers devoted at least 50% of their time to Midway. Mr. Orrin
J. Edidin, Vice President, Secretary and General Counsel of the Company, commenced his employment with the Company on May 19, 1997 and, therefore, is not included in the Summary Compensation Table set forth below.

                           SUMMARY COMPENSATION TABLE

                                                                          LONG TERM
                                                                        COMPENSATION
                                                                           AWARDS
                                                                        -------------
                                             ANNUAL COMPENSATION         SECURITIES
                                        -----------------------------    UNDERLYING        ALL OTHER
     NAME AND PRINCIPAL POSITION        YEAR   SALARY ($)   BONUS ($)    OPTIONS (#)    COMPENSATION ($)
     ---------------------------        ----   ----------   ---------    -----------    ----------------
Neil D. Nicastro......................  1997..  600,000      969,160    1,007,286(1)      54,632(3)
  President, Chief Executive Officer    1996    532,500      267,600        --            35,791(3)
  and Chief Operating Officer           1995    532,500      489,100        --            35,762(3)
Harold H. Bach, Jr. ..................  1997..  300,000      175,000       94,433(1)         --
  Vice President -- Finance,            1996    262,000       67,800        --               --
  Treasurer, Chief Financial Officer    1995    250,000       67,800        --               --
  and Chief Accounting Officer
Barbara M. Norman(4)..................  1997..  168,270       50,000       94,433(1)(2)      --
  Vice President, Secretary and         1996    157,500       27,200        --               --
  General Counsel                       1995    150,000       27,200        --               --

-------------------------

(1) The number of options set forth herein reflect an adjustment to options previously granted by the Company, which number of options and the exercise price thereof were adjusted to reflect the disposition of WHG by reason of the Distribution. The number of options set forth herein does not include options granted by Midway.

(2) These options were issued in exchange for options previously issued to Ms. Norman which terminated upon termination of her employment with the Company. Ms. Norman currently is Vice President, Secretary and General Counsel of WHG and is a consultant to the Company.

(3) Amount shown includes for fiscal 1997, 1996 and 1995 life insurance premiums of $1,467, $691 and $662, respectively, and $53,165, $35,100 and $35,100 each for fiscal 1997, 1996 and 1995, respectively, accrual for contractual retirement benefits.

(4) Ms. Barbara M. Norman served as Vice President, Secretary and General Counsel to the Company from June 15, 1992 until May 30, 1997.

     The following table sets forth certain information with respect to options to purchase Common Stock granted under the Company's 1994 Stock Option Plan to persons who served as executive officers of the Company during fiscal year 1997.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                                                               ANNUAL RATES OF STOCK
                                                                                               PRICE APPRECIATION FOR
                                            INDIVIDUAL GRANTS                                      OPTION TERM(1)
                             ------------------------------------------------                  ----------------------
                             NUMBER OF
                             SECURITIES    PERCENT OF TOTAL
                             UNDERLYING    OPTIONS GRANTED
                              OPTIONS      TO EMPLOYEES IN     EXERCISE PRICE    EXPIRATION
          NAME               GRANTED(#)     FISCAL YEAR(%)       ($/SHARE)          DATE        5%($)        10%($)
          ----               ----------    ----------------    --------------    ----------     -----        ------
Orrin J. Edidin..........     25,000(2)           7.8              20.25          05/19/07      318,378       806,832
Barbara M. Norman........     94,433(3)          29.3              21.34          09/30/03      752,875     1,733,353

-------------------------
(1) The assumed appreciation rates are set pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and are not derived from the historical or projected prices of the Company's Common Stock or results of operations or financial conditions and they should not be viewed as a prediction of possible prices for the Common Stock in the future. Total potential stock price appreciation from May 19, 1997 to May 19, 2007 for all stockholders based on the price of $20.25 per share of Common Stock on May 19, 1997 and a total of 24,217,854 shares of Common Stock outstanding would be $308,417,276 and $781,589,583 at assumed rates of stock appreciation of 5% and 10%, respectively.

(2) These options become exercisable up to 10%, 30%, 60% and 100% of the total number of options granted upon the first, second, third and fourth anniversaries, respectively, of the date of the grant.

(3) These options were granted to Ms. Norman in exchange for options which terminated upon termination of her employment with the Company. However, Ms. Norman currently is a consultant to the Company.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL-YEAR-END OPTION VALUES

                                                                              NUMBER OF
                                                                              SECURITIES           VALUE OF
                                                                              UNDERLYING         UNEXERCISED
                                                                             UNEXERCISED         IN-THE-MONEY
                                                                              OPTIONS AT          OPTIONS AT
                                              SHARES                          6/30/97(#)        6/30/97($)(1)
                                             ACQUIRED          VALUE        EXERCISABLE(E)      EXERCISABLE(E)
                 NAME                     ON EXERCISE(#)    REALIZED($)    UNEXERCISABLE(U)    UNEXERCISABLE(U)
                 ----                     --------------    -----------    ----------------    ----------------
Neil D. Nicastro......................          --              --           1,007,286(E)        6,401,929(E)
Harold H. Bach, Jr....................          --              --              94,433(E)          351,149(E)
Barbara M. Norman(2)..................          --              --              94,433(E)          351,149(E)
Orrin J. Edidin(3)....................          --              --              25,000(U)          120,312(U)

-------------------------
(1) Based on the closing price of Common Stock on the New York Stock Exchange on June 30, 1997, which was $25.0625.

(2) Ms. Norman served as Vice President, Secretary and General Counsel of the Company until May 30, 1997. However, Ms. Norman is a consultant to the Company and the options previously issued to her remain outstanding.

(3) Mr. Edidin became Vice President, Secretary and General Counsel of the Company on May 30, 1997.

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

     During the 1997 fiscal year and prior to the Distribution, each non-employee director of the Company's then 95%-owned subsidiary Posadas de Puerto Rico (which included Messrs. Bartholomay, Menell and Reich) also received a fee of $10,000 per annum for services as a director and, for those non-employee directors who served as a member of the Audit, Ethics and Compensation Committee of such subsidiary's Board of Directors (which included Messrs. Bartholomay and Reich), a further fee of $12,500 per annum was paid. During the 1997 fiscal year and prior to the Distribution, each non-employee director of the Company's then 62%-owned subsidiary Williams Hospitality Group Inc. (which included Messrs. Baker, McKenna and Menell) also received an annual fee of $22,500 per annum for services as a director.

     The Company's 1991 and 1993 Stock Option Plans (the "Option Plans") provide for the issuance of shares of Common Stock of the Company pursuant to stock options which may be granted to non-employee directors of the Company at not less than 100% of the fair market value of such shares on the date of grant. Under the terms of the Option Plans, non-qualified stock options may be granted to non-employee directors pursuant to the following formula -- upon the date of adoption of the Plan by the Board of Directors and on each anniversary thereof, each non-employee director of the Company is entitled to receive a non-qualified option to purchase, at 100% of the fair market value of the Company's Common Stock on such date, such shares of the Company's Common Stock as shall be determined by multiplying (a) in the case of the 1991 Stock Option Plan, 5,036 (adjusted for the Distribution) times the number of years he or she has served on the Board of Directors (subject to a maximum of 37,773 shares (adjusted for the Distribution); and (b) in the case of the 1993 Stock Option Plan, 12,591 (adjusted for the Distribution) times the number of years he or she has served on the Board of Directors or as a consultant or adviser (subject to a maximum of 62,954 shares (adjusted for the Distribution). Upon adoption of the 1991 Stock Option Plan, the following non-employee directors became entitled to and were granted non-qualified stock options to purchase 37,773 shares (adjusted for the Distribution) each of the Company's Common Stock at a purchase price of $7.31 -- Messrs. Baker, Bartholomay, McKenna and Reich. On September 6, 1997, 1996, 1995 and 1994, Mr. Sheinfeld was granted a non-qualified option to purchase 7,555, 15,109, 10,073 and 5036 shares (all adjusted for the Distribution), respectively, at a price of $26.19, $18.97, $18.57 and $15.19 (all adjusted for the Distribution) per share, respectively, pursuant to the formula established in the 1991 Option Plan. Upon adoption of the 1993 Stock Option Plan, the following non-employee directors became entitled to and were granted non-qualified stock options to purchase 62,954 shares (adjusted for the Distribution) each of the Company's Common Stock at a purchase price of $21.34 each -- Messrs. Baker, Bartholomay, McKenna, Menell, Reich and Sheinfeld. Options granted under the 1993 Stock Option Plan required that the Company's Common Stock attain a market price of $21.34 (adjusted for the Distribution, and $35.00 prior to the Distribution) per share prior to exercise. The Company's Common Stock has attained a market price of $21.34 and, therefore, the Target Price Options are all exercisable.

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

EMPLOYMENT CONTRACTS

     In contemplation of the Offering of common stock of Midway, the Company and Midway each entered into separate employment agreements (each a "New Agreement" and collectively, the "New Agreements") with Mr. Neil D. Nicastro effective as of July 1, 1996. Each of the New Agreements provides that Mr. Nicastro will receive salaried compensation at the rate of $300,000 per annum, or such greater amount as may be determined by the Board of Directors of the Company or Midway, as applicable. Mr. Nicastro's New Agreement with Midway provides for bonus compensation in an amount equal to two percent of the pre-tax income of Midway multiplied by the percentage of Midway common stock outstanding which is not owned by the Company (which is 13.2%). Mr. Nicastro's New Agreement with the Company also provides for bonus compensation in an amount equal to two percent of the pre-tax income of the Company. The portion of Mr. Nicastro's bonus from the Company that is attributable to the pre-tax income of Midway will be charged to Midway pursuant to the Manufacturing and Services Agreement between the Company and Midway. The New Agreement with the Company provides for, among other things, full participation in all benefit plans available to senior executives and for reimbursement of all medical and dental expenses incurred by Mr. Nicastro or his spouse and incurred by his children under the age of twenty-one. Additionally, the Company and Midway will each provide Mr. Nicastro with $1,000,000 of life insurance coverage in addition to the standard amount provided to Company employees. Mr. Nicastro's New Agreement with Midway provides that should the Company fail for any reason to provide the medical, dental and other employee benefits to be provided to Mr. Nicastro under the terms of his New Agreement with the Company, Midway will provide such benefits to him at its expense. Each of the New Agreements provides that Mr. Nicastro may divide his attention between the business of the Company and the business of Midway as he shall consider appropriate.

     The New Agreements will expire November 4, 2001, subject to automatic extensions in order that the term of each of the New Agreements shall at no time be less than three years. Upon retirement or death and for a period of seven years thereafter, each of the Company and Midway is required to pay to Mr. Nicastro or his designee, or if no designation is made, to his estate, for a period equal to the greater of the balance of the remaining term of the respective New Agreement or seven years, an annual benefit equal to one-half of the annual base salary being paid to him on such retirement or death, as the case may be, but in no event less than $150,000 per annum under each New Agreement. Such benefits are payable under each of the New Agreements notwithstanding Mr. Nicastro's termination of employment with the Company or Midway, as the case may be, for any reason.

     The New Agreements further provide for full compensation during periods of illness or incapacity; however, the Company and Midway, as applicable, may give 30 days' notice of termination if such illness or incapacity disables Mr. Nicastro from performing his duties for a period of more than six months. Such termination notice becomes effective if full performance is not resumed within 30 days of such notice and maintained for a period of two months thereafter. The New Agreements may be terminated at the election of Mr. Nicastro upon the occurrence without his consent or acquiescence of any one or more of the following events: (i) the placement of Mr. Nicastro in a position of lesser stature or the assignment to Mr. Nicastro of duties, performance requirements or working conditions significantly different from or at variance with those presently in effect under the respective New Agreement; (ii) the treatment of Mr. Nicastro in a manner which is in derogation of his status as a senior executive of WMS or Midway, as applicable; (iii) the cessation of service of Mr. Nicastro as a member of the Board of Directors of WMS or Midway, as applicable;
(iv) the discontinuance or reduction of amounts payable or personal benefits available to Mr. Nicastro pursuant to the applicable New Agreement; or (v) the requirement that Mr. Nicastro work outside his agreed upon metropolitan area. In any such event, and in the event the Company or Midway is deemed to have wrongfully terminated Mr. Nicastro's New Agreement with WMS or Midway, as applicable, under the terms thereof, the Company and/or Midway, as applicable, is obligated (a) to make a lump sum payment to Mr. Nicastro equal in amount to the sum of the aggregate base salary during the remaining term of his employment agreement (but in no event less than three times the highest base salary payable to him during the one-year period prior to such event), the bonus (assuming all objectives for payment had been met) and the retirement benefit (assuming the date of termination was his retirement date) otherwise payable under the terms of the applicable New Agreement and (b) to purchase at the election of Mr. Nicastro all stock options held by him with respect to the Company's Common Stock or Midway common stock, as applicable, at a price equal to the spread between the option price and the fair market price of such stock as defined in the agreement. The applicable New Agreement may also be terminated at the election of Mr. Nicastro if individuals who presently constitute the Board of Directors of WMS or Midway, or successors approved by such Board members, cease for any reason to constitute at least a majority of such Board. Upon such an event, the Company or Midway, as applicable, may be required to purchase the stock options held by Mr. Nicastro and make payments similar to those described above.

RETIREMENT PLANS

     Under the Company's noncontributory pension plan for salaried employees of the Company and its wholly-owned subsidiaries, the amount of monthly benefits payable upon attainment of normal retirement age (assumed to be 65) are computed as follows: $50.00 plus $7.50 per year of credited service to a maximum of 30 years' credited service. Under this plan an employee's benefits vest after five years of service. The estimated annual benefit payable upon retirement to each officer listed in the Summary Compensation Table who is entitled to such benefit, assuming continued employment and retirement at age 65, is as follows:
Mr. Neil D. Nicastro $1,500; Mr. Harold H. Bach, Jr. $690; and, for all executive officers as a group, $2,190. The plan was amended effective September 1, 1990, to discontinue on that date the acceptance of new participants in the plan and on December 31, 1991 to discontinue the accrual of future benefits.

TREASURY SHARE BONUS PLAN

     On April 19, 1993, the Board of Directors adopted a Treasury Share Bonus Plan for key employees (the "Bonus Plan"). The shares of Common Stock allocated to the Bonus Plan consist as of the close of the 1997 fiscal year of 52,312 shares of the Company's Common Stock. Awards are made at no direct cost to the employees selected by management for awards and vest on dates selected in the discretion of management. Unvested portions of awards are forfeited upon the termination of employment by award recipients for any reason other than death, in which event, shares representing the remaining portion of any award are to be issued to the executor or administrator of the employee's estate. During the 1997 fiscal year, no shares were awarded under the Bonus Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING PROXY AGREEMENT

     In order for the Company to be permitted to manufacture and sell slot machines in Nevada, the Company and its Gaming Subsidiaries and Mr. Louis J. Nicastro and Mr. Neil D. Nicastro were required to be registered, licensed or found suitable and have been registered, licensed or found suitable by the Nevada Board and the Nevada Commission, as applicable, as a Registered Corporation, as registered holding companies, for licensure as a manufacturer and distributor of gaming devices and as directors, officers and stockholders of such entities, as applicable. Under applicable Nevada law and administrative procedure, as a greater than 10% stockholder of the Company, Mr. Sumner M. Redstone ("SMR") was required to apply and has an application pending with the Nevada Gaming Authorities for a finding of suitability as a stockholder of the Company. Pending completion of the processing of SMR's application, SMR and National Amusements, Inc. ("NAI") have voluntarily granted to Mr. Louis J. Nicastro and, if he is unable to perform his duties under the Proxy Agreement (as defined herein), Mr. Neil D. Nicastro, individually, a voting proxy for all of the shares of Common Stock which they own beneficially or of record.

     On September 21, 1995, Mr. Louis J. Nicastro and Mr. Neil D. Nicastro entered into a Voting Proxy Agreement (the "Proxy Agreement") with the Company, SMR and NAI, pursuant to which Mr. Louis J. Nicastro and, if he is unable to perform his duties under the Proxy Agreement, Mr. Neil D. Nicastro have been appointed, individually, as proxy holder with full power of substitution during and for the term of the voting proxy, to vote all shares of the Company's Common Stock as the proxy of SMR and NAI at any annual, special or adjourned meeting of the stockholders of the Company, including the right to execute consents, certificates or other documents relating to the Company that the law of the State of Delaware may permit or require on any and all matters which may be presented to the stockholders of the Company. The term of the Proxy Agreement is for 10 years commencing August 25, 1995, unless sooner terminated upon 30 days' written notice. The Proxy Agreement will be deemed terminated as to any subject matter that will be presented for approval, consent or ratification to the stockholders of the Company if the Company fails to give SMR and NAI 45 days' notice of such subject matter. The Proxy Agreement will also terminate if SMR and NAI are found suitable as stockholders of the Company by the Nevada Gaming Authorities or are no longer subject to the provisions of Nevada gaming laws applicable to holders of more than 10% of the Company's Common Stock. The Proxy Agreement is not applicable to any shares of the Company's Common Stock sold or otherwise disposed of by SMR or NAI to any person who is not an affiliate of SMR or NAI. SMR and NAI have agreed to give notice of any sale or disposition to the Chairman of the Nevada Board within 10 days after such sale or disposition. The Proxy Agreement was entered into to assure that the passive investment position of SMR and NAI relative to the Company will not change without prior notification to the Nevada Gaming Authorities.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 5, 1997 (except as otherwise footnoted) with respect to persons known to be the beneficial owner of more than five percent of the Company's Common Stock, each Executive Officer of the Company who is not also a Director of the Company, and Directors and Executive Officers of the Company as a group. Security ownership of the individual Directors of the Company is set forth under the heading "Identification of Directors" in Item 10(a) above.

                                                                                         PERCENTAGE OF
                                                         NUMBER OF SHARES OF COMMON       OUTSTANDING
        NAME AND ADDRESS OF BENEFICIAL OWNER             STOCK BENEFICIALLY OWNED(1)    COMMON STOCK(2)
        ------------------------------------             ---------------------------    ---------------
Sumner M. Redstone and National Amusements, Inc......             6,917,700(3)               28.6%
  200 Elm Street
  Dedham, MA 02026
FMR Corp.............................................             2,735,350(4)               11.3%
  82 Devonshire St.
  Boston, MA 02109
Neil D. Nicastro.....................................             7,986,986(5)               31.7%
  WMS Industries Inc.
  3401 North California Avenue
  Chicago, IL 60618
Louis J. Nicastro....................................             7,551,886(6)               30.4%
  WMS Industries Inc.
  3401 North California Avenue
  Chicago, IL 60618
Harold H. Bach, Jr...................................                96,433(7)                   *
  WMS Industries Inc.
  3401 North California Avenue
  Chicago, IL 60618
Orrin J. Edidin......................................                     0                      0
  WMS Industries Inc.
  3401 North California Avenue
  Chicago, IL 60618
Directors and Executive Officers as a group..........             9,251,140(8)               35.0%(9)
  (ten persons)

-------------------------
(1) Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of such shares within 60 days.

(2) For purposes of calculating the percentage of outstanding Common Stock, shares issuable upon the exercise of options within 60 days have been deemed to be outstanding.

(3) The number of shares reported is based upon information contained in Amendment No. 20, dated January 7, 1997 to the Schedule 13D filed by Mr. Sumner M. Redstone with the Securities and Exchange Commission. Pursuant to such Schedule, as amended, Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported beneficial ownership of and sole investment power with respect to 3,433,800 and 3,483,900 shares, respectively, of the Common Stock and shared voting power with respect to such shares pursuant to a Proxy Agreement entered into with the Company, and Messrs. Louis J. and Neil D. Nicastro (see "Voting Proxy Agreement" above described). Mr. Redstone is the beneficial owner of 66 2/3% of the issued and outstanding shares of the common stock of National Amusements, Inc.

(4) The number of shares reported is based upon information contained in a letter dated June 27, 1997 addressed to Shack & Siegel, P.C., counsel to the Company, from FMR Corp. Pursuant to such letter, FMR Corp. reported that Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, as amended, is the beneficial owner of 2,735,350 shares or 11.3% of the Common Stock as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. FMR Corp. reported it has sole power to dispose of or direct the disposition of all such shares and sole power to vote 7,000 of such shares.

(5) The number of shares reported as beneficially owned includes 6,917,700 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 1,069,286 shares for which the reporting person has sole voting and sole dispositive power, 1,007,286 of which may be acquired upon the exercise of stock options. For a discussion concerning the shared voting power with respect to the 6,917,700 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

(6) The number of shares reported as beneficially owned includes 6,917,700 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 634,186 shares for which the reporting person has sole voting and sole dispositive power, 629,554 of which may be acquired upon the exercise of stock options. For a discussion concerning the shared voting power with respect to the 6,917,700 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

(7) Includes 94,433 shares of Common Stock which Mr. Harold H. Bach, Jr. has the right to acquire upon the exercise of stock options.

(8) Includes 2,239,950 shares of Common Stock which directors and executive officers have the right to acquire upon the exercise of stock options. Additionally, includes 6,917,700 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. with respect to which Mr. Louis J. Nicastro and Mr. Neil D. Nicastro both have shared voting power but no dispositive power. For a discussion concerning the shared voting power with respect to the 6,917,700 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

(9) For purposes of this calculation, the 6,917,700 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. with respect to which Mr. Louis J. Nicastro and Mr. Neil D. Nicastro have shared voting power but no dispositive power have only been counted once. For a discussion concerning the shared voting power with respect to the 6,917,700 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH MIDWAY

     Prior to the Offering, Midway was a wholly-owned subsidiary of WMS. As a result of the Offering, WMS' beneficial ownership of Midway common stock was reduced from 100.0% to 86.8%. A majority of Midway's directors are directors and/or officers of WMS. Additionally, several of the executive officers of Midway are officers and/or directors of WMS. See "Item 10 -- Directors and Executive Officers of the Registrant."

     In contemplation of the Offering, Midway and WMS entered into the following agreements:

     Manufacturing and Services Agreement. Midway and WMS entered into the Manufacturing and Services Agreement with respect to various aspects of their future relationship. The Manufacturing and Services Agreement became effective as of July 1, 1996 and will continue in effect unless terminated (a) by either party for any reason upon 180 days' notice or (b) in the event of a material default, immediately at the election of the non-defaulting party. Midway also has the right, upon 180 days' notice, to terminate the manufacturing and related services provided by WMS while retaining WMS' other services. The Manufacturing and Services Agreement provides, among other things, that WMS will provide Midway with management, legal and administrative services and certain services for its coin-operated video games including, without limitation, (i) manufacturing; (ii) engineering support; (iii) sales and marketing; (iv) warranty and field services; and (v) creative services. The aforementioned services are provided to Midway upon terms which Midway believes are fair and reasonable. The parties have agreed that with respect to matters not specifically covered in the Manufacturing and Services Agreement, or if changes in business circumstances should cause the method of handling matters specifically covered to be unfair to either party, such matters will be referred to a negotiating committee consisting of two designees of each party.

     All of Midway's coin-operated video games are manufactured and assembled by WMS at its facilities in Cicero and Waukegan, Illinois. Materials used in the manufacture of coin-operated video games are purchased by Midway at its expense. Certain other manufacturing costs are allocated based upon units produced for Midway and the other amusement games businesses of WMS. All labor costs associated with the manufacturing of coin-operated video games are charged to Midway at actual cost to WMS. Certain management, legal and administrative expenses and sales and marketing expenses are allocated based upon the revenues of and/or units produced for Midway and the other amusement games businesses of WMS or other methods appropriate for the allocation of the particular expense.

     For so long as the Manufacturing and Services Agreement remains in effect and for a period of five years thereafter, (i) WMS is precluded from engaging, directly or indirectly, in the business of designing, developing, manufacturing, marketing or distributing coin-operated video games or home video games (except for its activities on behalf of Midway) and (ii) Midway is precluded from engaging, directly or indirectly, in the business of designing, developing, manufacturing, marketing or distributing coin-operated pinball games, novelty games, video lottery terminals or gaming machines such as slot machines.

     Tax Sharing Agreement. Midway has been a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes (the "WMS Group") since 1988. Therefore, Midway is jointly and severally liable for any federal tax liability incurred by the WMS Group. Midway and WMS entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") whereby WMS and Midway have agreed upon a method for: (i) determining the amount which Midway must pay to WMS in respect of federal income taxes; (ii) compensating any member of the WMS Group for use of its net operating losses, tax credits and other tax benefits in arriving at the WMS Group tax liability as determined under the federal consolidated return regulations; and (iii) providing for the receipt of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years and for payments upon subsequent adjustments. The amount Midway is required to pay to WMS in respect of federal income taxes is determined as if Midway was filing a separate tax return. If any two or more members of the WMS Group are required to elect, or WMS elects to cause two or more members of the WMS Group to file combined or consolidated income tax returns under state or local income tax law, the financial consequences of such filings among such members shall be determined in a manner as similar as practicable to those provided for under the Tax Sharing Agreement for federal taxes. The Tax Sharing Agreement is not binding on the Internal Revenue Service (the "IRS") or upon state, local or foreign taxing authorities. The effectiveness of the Tax Sharing Agreement is therefore dependent on each member of the WMS Group having the ability to pay its relative share of taxes. Because the IRS or other taxing authorities can be expected to seek payment from WMS prior to seeking payment from the individual group members, it is likely that Midway would seek to enforce any rights it may have against WMS for sharing at a time when WMS was unable to pay its proportionate share of taxes.

     Registration Rights Agreement. Prior to the consummation of the Offering, Midway entered into a registration rights agreement (the "Registration Rights Agreement") with WMS, pursuant to which Midway has agreed, upon the request of WMS, to file up to two registration statements under the Securities Act of 1933, as amended, in order to permit WMS to offer and sell shares of Common Stock that WMS or its affiliates may beneficially own. Midway will pay all registration fees and expenses in connection with any requested registration, except that WMS will pay any underwriting discounts or commissions relating to shares owned by it and included in any such registration. Midway will not be required to comply with any request for registration unless the request involves at least 5% of the total number of the then outstanding shares of Common Stock. The Registration Rights Agreement also provides WMS the right to include its Common Stock holdings in certain registration statements covering offerings by Midway and Midway will pay all fees and expenses of such offerings other than underwriting discounts or commissions as they relate to WMS' shares. Midway will indemnify WMS and its officers, directors and controlling persons against certain liabilities in respect of any registrations or other offerings covered by the Registration Rights Agreement. WMS will indemnify Midway against any liability arising as a result of information provided by WMS and included in any offering document covered by the Registration Rights Agreement. Midway has the right to request WMS to delay any exercise by WMS of its rights to require registration and other actions for a period of up to 60 days under certain circumstances. WMS has further agreed that it will not include any Common Stock in any registration statement of Midway which, in the judgment of the underwriters for such offering, would adversely affect such offering by Midway. The rights of WMS under the Registration Rights Agreement are transferable to an assignee of WMS at its option.

     Patent License Agreement. Midway and WMS entered into a patent license agreement pursuant to which Midway and WMS each licensed to the other, on a perpetual, royalty-free basis, certain patents used in the development and manufacture of both coin-operated video games and video lottery terminals and other gaming machines.

RELATIONSHIP WITH WHG

     For the purpose of governing certain of the ongoing relationships between WHG and WMS and to provide mechanisms for an orderly transition after the Distribution, WHG and WMS entered into a Plan of Reorganization and Distribution Agreement (the "Distribution Agreement") and a tax sharing agreement, as amended (the "WHG Tax Sharing Agreement").

     Distribution Agreement. The Distribution Agreement provides for, among other things: (i) the Distribution; (ii) cross-indemnification between WHG and WMS with respect to the respective businesses of WHG and WMS; and (iii) certain other arrangements for the furnishing of certain financial, legal and corporate secretary functions for a transitional period following the Distribution.

     Subject to certain exceptions, the Distribution Agreement provides for cross-indemnities designed to allocate, effective as of the date of the Distribution, financial responsibility for the liabilities arising out of or in connection with the business of WHG and its subsidiaries, and financial responsibility for the liabilities arising out of or in connection with WMS and its subsidiaries remaining businesses.

     The Distribution Agreement provides for WHG to indemnify WMS in respect of certain limited guarantees provided by WMS in respect of the El Conquistador Partnership L.P., and for WMS to provide, following the date of the Distribution, certain financial, legal and corporate services to WHG on a transitional basis. With respect to any services provided by WMS to WHG, WHG will reimburse WMS for the estimated cost of such services based upon an hourly rate for employees furnishing the services calculated using the individual's base salary. WMS anticipates that costs associated with the aforementioned services will not exceed $200,000.

     WMS has a registered trademark of the name "Williams" for video game machines, coin-operated video games, video game cartridges and disks, computer video game software and coin-operated pinball machines. The Distribution Agreement provides that following the Distribution, WHG and its subsidiaries, particularly Williams Hospitality Group Inc. ("WHGI"), will continue to be able to use the "Williams" name in the ownership and management of hotels and casinos but will not use the "Williams" name as a corporate name, except WHGI, and will not use the "Williams" name outside its business of owning and managing hotels and casinos. WMS has agreed not to use the "Williams" name in the future in connection with the ownership and management of hotels and casinos.

     The Distribution Agreement provides that, except as otherwise set forth therein or in any related agreement, all costs and expenses in connection with the Distribution will be borne by WMS.

     WHG Tax Sharing Agreement. WHG and WMS have entered into the WHG Tax Sharing Agreement that defines the parties' rights and obligations with respect to deficiencies and refunds of federal, state, Puerto Rico and other income or franchise taxes relating to WHG's business of tax years prior to the Distribution and with respect to certain tax attributes of WHG after the Distribution. In general, with respect to periods ending on or before the last day of the year in which the Distribution occurred, WMS is responsible for: (i) filing both consolidated federal tax returns for the WMS affiliated group and combined or consolidated state tax returns for any group that includes a member of the WMS affiliated group, including in each case WHG and its subsidiaries for the relevant periods of time that such companies were members of the applicable group; and (ii) paying state taxes relating to such returns (including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities). WHG will reimburse WMS for a defined portion of such taxes relating to WHG's business. WHG is responsible for filing returns and paying taxes related to WHG's business for subsequent periods. WHG and WMS have agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters.

OTHER RELATED TRANSACTIONS

     Mr. Ira S. Sheinfeld, a Director of the Company, is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP which the Company has retained to provide tax services during the last fiscal year and proposes to retain for such services during the current fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements of the Company. All financial statements of the Company required to be disclosed in this Item 14(a)(1) appear in the Financial Statements in the 1997 Annual Report. Such Financial Statements are incorporated by reference herein. See "Index to Financial Information" on page F-1.

        (2) Financial Statement Schedule of the Company. See "Index to Financial Information" on page F-1.

        (3) Exhibits.

              *2(a)      Plan of Reorganization and Distribution Agreement dated as of March 20, 1997 among the Company, Williams Hotel
                         Corporation and WHG, incorporated by reference to Exhibit
                         2.1 to the Company's Report on Form 8-K filed May 5, 1997
                         (the "1997 Form 8-K")

              *3(a)      Amended and Restated Certificate of Incorporation of the
                         Company dated February 17, 1987; Certificate of Amendment
                         dated January 28, 1993; and Certificate of Correction dated
                         May 4, 1994, incorporated by reference to Exhibit 3(a) to
                         the Company's Annual Report on Form 10-K for the year ended
                         June 30, 1994 (the "1994 10-K").
              *3(b)      By-Laws of the Company, as amended and restated through June
                         26, 1996, incorporated by reference to Exhibit 3(b) to the
                         Company's Annual Report on Form 10K for the year ended June
                         30, 1996.
              *4(a)      Specimen of Common Stock certificate, incorporated by
                         reference to Exhibit 4(a) to the 1994 10-K.
              *4(b)      Specimen 5 3/4% Convertible Subordinated Debenture Due 2002,
                         incorporated by reference to Exhibit 4(b) to the 1994 10-K.
              *4(c)      Form of Indenture dated as of December 1, 1992 between the
                         Company and United States Trust Company of New York, as
                         Trustee, incorporated by reference to Exhibit 4(c) to the
                         1994 10-K.
            **10(a)      Third Amended and Restated Employment Agreement dated as of
                         July 1, 1996 between the Company and Neil D. Nicastro.
             *10(b)      Second Amendment and Restatement of the Company's Pension
                         Plan for Salaried Employees adopted June 24, 1986 and
                         Amendment Nos. 1 to 5 thereof, incorporated by reference to
                         Exhibit 10(c) to the 1994 10-K.
             *10(c)      Second Amended and Restated Williams Electronics Games, Inc.
                         Group Annuity Plan for Hourly Employees (effective as of
                         January 1, 1987), incorporated by reference to Exhibit 10(f)
                         to Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988.
             *10(d)      1982 Employee Stock Option Plan, as amended, incorporated by reference to Exhibit 10(e) to the 1994 10-K.
             *10(e)      1991 Stock Option Plan, as amended, incorporated by
                         reference to Exhibit 10(f) to the 1994 10-K.
             *10(f)      1993 Stock Option Plan, incorporated by reference to Exhibit
                         10(g) to the 1994 10-K.
             *10(g)      1994 Stock Option Plan, incorporated by reference to
                         Appendix A to the Company's Definitive Proxy Statement dated
                         December 12, 1994.
             *10(h)      Form of Indemnity Agreement authorized to be entered into
                         between the Company and each officer and director approved by the Board of Directors, incorporated by reference to
                         Exhibit 10(k) to the 1994 10-K.
             *10(i)      WMS Industries Inc. 401(k) Retirement Savings Plan for
                         Non-Union Employees adopted January 1, 1992, incorporated by reference to Exhibit 10(cc) to the Form 10-K for the fiscal year ended June 30, 1992 (the "1992 10-K").
             *10(j)      Williams Innovative Technologies, Inc. 401(k) Retirement
                         Savings Plan (Union Employees) adopted January 1, 1992,
                         incorporated by reference to Exhibit 10(dd) to the 1992
                         10-K.
             *10(k)      WMS Industries Inc. Treasury Share Bonus Plan adopted April
                         19, 1993, incorporated by reference to Exhibit 10(ee) to the
                         Annual Report on Form 10-K for the fiscal year ended June
                         30, 1993.


             *10(l)      Asset Purchase Agreement dated April 4, 1994 among
                         Tradewest, Inc., Tradewest International, Inc., Williams
                         Entertainment Inc., Leland P. Cook, Byron C. Cook and John
                         R. Rowe and the Company and Asset Purchase Agreement dated
                         April 4, 1994 among the Leland Corporation, Williams
                         Entertainment Inc., Leland P. Cook, Byron C. Cook and John
                         R. Rowe and the Company, incorporated by reference to
                         Exhibits 2(a) and 2(b), respectively, to Company's Report on
                         Form 8-K filed May 7, 1994 and Amendment No. 1 thereto filed
                         July 14, 1994.
             *10(m)      Voting Proxy Agreement dated September 21, 1995 among Louis
                         J. Nicastro, Neil D. Nicastro, the Company, Sumner M.
                         Redstone and National Amusements, Inc., incorporated by
                         reference to Exhibit 10(u) to Company's Annual Report on
                         Form 10-K for the fiscal year ended June 30, 1995.
             *10(n)      Manufacturing and Services Agreement dated as of July 1,
                         1996 between the Company and Midway, incorporated by
                         reference to Exhibit 10.1 to the Midway Registration
                         Statement on Form S-1, File No. 333-11919, filed on
                         September 13, 1996 (the "Midway S-1").
             *10(o)      Tax Sharing Agreement dated as of July 1, 1996 among the
                         Company, Midway, Midway Home Entertainment Inc., Midway
                         Interactive Inc., Atari Games and Tengen, Inc., incorporated by reference to Exhibit 10.2 to the Midway S-1.
             *10(p)      Registration Rights Agreement dated as of July 1, 1996
                         between the Company and Midway, incorporated by reference to
                         Exhibit 10.3 to the Midway S-1.
             *10(q)      Patent License Agreement dated as of July 1, 1996 between
                         Williams and Midway, incorporated by reference to Exhibit
                         10.4 to the Midway S-1.
             *10(r)      Tax Sharing Agreement, dated as of March 20, 1997, between the Company, Williams Hotel Corporation, WHG, ESJ Hotel
                         Corporation, WMS Property Inc. and WHG El Con Corp., as
                         amended April 15, 1997, incorporated by reference to Exhibit
                         10.1 to the 1997 Form 8-K.
            **11         Computation of Net Income Per Share.
            **13         1997 Annual Report to Stockholders.
            **21         Subsidiaries of the Company.
            **23         Consent of Ernst & Young LLP.
            **27         Financial Data Schedule (filed with EDGAR version only).


-------------------------
 * Incorporated by reference

** Filed herewith

     (b) Reports on Form 8-K.

     A Report on Form 8-K was filed by the Company on May 5, 1997, reporting the disposition of WHG as a result of the Distribution.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 1997.

                                          WMS INDUSTRIES INC.

                                          By:     /s/ NEIL D. NICASTRO
                                            ------------------------------------
                                                      Neil D. Nicastro
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                  SIGNATURE                                    TITLE                          DATE
                  ---------                                    -----                          ----

            /s/ NEIL D. NICASTRO                 President, Chief Executive            September 26, 1997
---------------------------------------------    Officer, Chief Operating Officer
              Neil D. Nicastro                   and Director (Principal Executive
                                                 Officer)

           /s/ HAROLD H. BACH, JR.               Vice President -- Finance and         September 26, 1997
---------------------------------------------    Treasurer (Principal Financial and
             Harold H. Bach, Jr.                 Principal Accounting Officer)

            /s/ LOUIS J. NICASTRO                Chairman of the Board of Directors    September 26, 1997
---------------------------------------------
              Louis J. Nicastro

            /s/ NORMAN J. MENELL                 Vice Chairman of the Board of         September 26, 1997
---------------------------------------------    Directors
              Norman J. Menell

         /s/ WILLIAM C. BARTHOLOMAY              Director                              September 26, 1997
---------------------------------------------
           William C. Bartholomay

           /s/ KENNETH J. FEDESNA                Director                              September 26, 1997
---------------------------------------------
             Kenneth J. Fedesna

           /s/ WILLIAM E. MCKENNA                Director                              September 26, 1997
---------------------------------------------
             William E. McKenna

              /s/ HARVEY REICH                   Director                              September 26, 1997
---------------------------------------------
                Harvey Reich

            /s/ IRA S. SHEINFELD                 Director                              September 26, 1997
---------------------------------------------
              Ira S. Sheinfeld

                              WMS INDUSTRIES INC.
                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE NO.
                                                              --------

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of independent auditors..............................    F-2
Consolidated balance sheets at June 30, 1997 and June 30,
  1996......................................................      *
Consolidated statements of income for the years ended June
  30, 1997, 1996 and 1995...................................      *
Consolidated statements of changes in stockholders' equity
  for the years ended June 30, 1997, 1996 and 1995..........      *
Consolidated statements of cash flows for the years ended
  June 30, 1997, 1996 and 1995..............................      *
Notes to consolidated financial statements..................      *
Financial statements schedule II -- Valuation and qualifying accounts for the years ended June 30, 1997, 1996 and
  1995......................................................    F-3

-------------------------
* Incorporated by reference to the 1997 Annual Report filed as Exhibit 13 to this Form 10-K.

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
WMS Industries Inc.

     We have audited the consolidated financial statements of WMS Industries Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of WMS Industries Inc. for the year ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). The financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
August 19, 1997

                                                                     SCHEDULE II

                              WMS INDUSTRIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                       COLUMN C
         COLUMN A                COLUMN B              ADDITIONS             COLUMN D       COLUMN E
---------------------------    ------------    -------------------------    -----------    -----------
                                BALANCE AT     CHARGED TO    CHARGED TO     DEDUCTIONS-    BALANCE AT
                               BEGINNING OF    COSTS AND        OTHER         AMOUNTS        END OF
        DESCRIPTION               PERIOD        EXPENSES      ACCOUNTS      WRITTEN OFF      PERIOD
        -----------            ------------    ----------    ----------     -----------    ----------
Allowance for receivables:
  1997.....................     $   831,000    $5,285,000    $        --       $677,000    $ 5,439,000
  1996.....................     $   437,000    $  432,000    $        --       $ 38,000    $   831,000
  1995.....................     $   500,000    $   75,000    $        --       $138,000    $   437,000
Unrealized holding loss on
  noncurrent marketable
  equity securities:
  1997.....................     $ 8,321,000    $       --    $ 4,437,000       $    --     $12,758,000(1)
  1996.....................     $ 4,571,000    $       --    $ 3,750,000       $    --     $ 8,321,000(1)
  1995.....................     $12,258,000    $       --    $(7,687,000)      $    --     $ 4,571,000(1)

-------------------------
(1) Included as a direct reduction of stockholders' equity.

                                 EXHIBIT INDEX

                                                                           SEQUENTIALLY
EXHIBIT                                                                      NUMBERED
  NO.                              DESCRIPTION                                PAGES
-------                            -----------                             ------------

  *2(a) Plan of Reorganization and Distribution Agreement dated as of March 20, 1997 among the Company, Williams Hotel
           Corporation and WHG, incorporated by reference to Exhibit
           2.1 to the Company's Report on Form 8-K filed May 5, 1997
           (the "1997 Form 8-K")
  *3(a)    Amended and Restated Certificate of Incorporation of the
           Company dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated
           May 4, 1994, incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended
           June 30, 1994 (the "1994 10-K").
  *3(b)    By-Laws of the Company, as amended and restated through June
           26, 1996, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended June
           30, 1996.
  *4(a) Specimen of Common Stock certificate, incorporated by reference to Exhibit 4(a) to the 1994 10-K.
  *4(b) Specimen 5 3/4% Convertible Subordinated Debenture Due 2002, incorporated by reference to Exhibit 4(b) to the 1994 10-K.
  *4(c) Form of Indenture dated as of December 1, 1992 between the Company and United States Trust Company of New York, as
           Trustee, incorporated by reference to Exhibit 4(c) to the 1994 10-K.
**10(a)    Third Amended and Restated Employment Agreement dated as of
           July 1, 1996 between the Company and Neil D. Nicastro.
 *10(b)    Second Amendment and Restatement of the Company's Pension
           Plan for Salaried Employees adopted June 24, 1986 and
           Amendment Nos. 1 to 5 thereof, incorporated by reference to
           Exhibit 10(c) to the 1994 10-K.
 *10(c)    Second Amended and Restated Williams Electronics Games, Inc.
           Group Annuity Plan for Hourly Employees (effective as of
           January 1, 1987), incorporated by reference to Exhibit 10(f) to Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988.
 *10(d) 1982 Employee Stock Option Plan, as amended, incorporated by reference to Exhibit 10(e) to the 1994 10-K.
 *10(e) 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10(f) to the 1994 10-K.
 *10(f)    1993 Stock Option Plan, incorporated by reference to Exhibit
           10(g) to the 1994 10-K.
 *10(g)    1994 Stock Option Plan, incorporated by reference to
           Appendix A to the Company's Definitive Proxy Statement dated
           December 12, 1994.
 *10(h) Form of Indemnity Agreement authorized to be entered into between the Company and each officer and director approved by the Board of Directors, incorporated by reference to
           Exhibit 10(k) to the 1994 10-K.
 *10(i)    WMS Industries Inc. 401(k) Retirement Savings Plan for
           Non-Union Employees adopted January 1, 1992, incorporated by reference to Exhibit 10(cc) to the Form 10-K for the fiscal year ended June 30, 1992 (the "1992 10-K").

                                                                           SEQUENTIALLY
EXHIBIT                                                                      NUMBERED
  NO.                              DESCRIPTION                                PAGES
-------                            -----------                             ------------
 *10(j)    Williams Innovative Technologies, Inc. 401(k) Retirement
           Savings Plan (Union Employees) adopted January 1, 1992,
           incorporated by reference to Exhibit 10(dd) to the 1992
           10-K.
 *10(k)    WMS Industries Inc. Treasury Share Bonus Plan adopted April
           19, 1993, incorporated by reference to Exhibit 10(ee) to the
           Report on Form 10-K for the fiscal year ended June 30, 1993.
 *10(l)    Asset Purchase Agreement dated April 4, 1994 among
           Tradewest, Inc., Tradewest International, Inc., Williams
           Entertainment Inc., Leland P. Cook, Byron C. Cook and John
           R. Rowe and the Company and Asset Purchase Agreement dated
           April 4, 1994 among the Leland Corporation, Williams
           Entertainment Inc., Leland P. Cook, Byron C. Cook and John
           R. Rowe and the Company, incorporated by reference to
           Exhibits 2(a) and 2(b), respectively, to Company's Report on
           Form 8-K Report filed May 7, 1994 and Amendment No. 1
           thereto filed July 14, 1994.
 *10(m)    Voting Proxy Agreement dated September 21, 1995 among Louis
           J. Nicastro, Neil D. Nicastro, the Company, Sumner M.
           Redstone and National Amusements, Inc., incorporated by
           reference to Exhibit 10(u) to Company's Annual Report on
           Form 10-K for the fiscal year ended June 30, 1995.
 *10(n)    Manufacturing and Services Agreement dated as of July 1,
           1996 between the Company and Midway, incorporated by
           reference to Exhibit 10.1 to the Midway Registration
           Statement on Form S-1, File No. 333-11919, filed on
           September 13, 1996 (the "Midway S-1").
 *10(o)    Tax Sharing Agreement dated as of July 1, 1996 among the
           Company, Midway, Midway Home Entertainment Inc., Midway
           Interactive Inc., Atari Games and Tengen, Inc., incorporated by reference to Exhibit 10.2 to the Midway S-1.
 *10(p)    Registration Rights Agreement dated as of July 1, 1996
           between the Company and Midway, incorporated by reference to
           Exhibit 10.3 to the Midway S-1.
 *10(q)    Patent License Agreement dated as of July 1, 1996 between
           Williams and Midway, incorporated by reference to Exhibit
           10.4 to the Midway S-1.
 *10(r)    Tax Sharing Agreement, dated as of March 20, 1997, between the Company, Williams Hotel Corporation, WHG, ESJ Hotel
           Corporation, WMS Property Inc. and WHG El Con Corp., as
           amended April 15, 1997, incorporated by reference to Exhibit
           10.1 to the 1997 Form 8-K.
   **11    Computation of Net Income Per Share.
   **13    1997 Annual Report to Stockholders.
   **21    Subsidiaries of the Company.
   **23    Consent of Ernst & Young LLP.
   **27    Financial Data Schedule (filed with EDGAR version only).

-------------------------
 * Incorporated by reference
** Filed herewith