Form 10-Q
period 1997-09-30
WMS INDUSTRIES INC /DE/
filed 1997-11-13
CIK 350077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997
                              -------------------------------------------------



                         Commission file number 1-8300
                                                ------


                              WMS INDUSTRIES INC.
          -----------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


                Delaware                                           36-2814522
--------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)  (I.R.S. Employer
                                                             Identification No.)


3401 North California Ave., Chicago, IL                                60618
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                             (Zip Code)

Registrant's telephone number, including area code  (773) 961-1111
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


                    YES  X        NO
                       ------      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,741,107 shares of common stock, $.50 par value, were outstanding at October 25, 1997 after deducting 52,312 shares held as treasury shares.

                              WMS INDUSTRIES INC.
                                  ____________

                                     INDEX




                                                                                          PAGE NO
                                                                                          -------
Part I.   Financial Information:
-------




     Item 1.        Financial Statements:
     -------        Condensed Consolidated Statements of Income -
                    Three months ended September 30, 1997 and 1996.......................      2

                    Condensed Consolidated Balance Sheets -
                    September 30, 1997 and June 30, 1997.................................    3-4

                    Condensed Consolidated Statements of Cash Flows -
                    Three months ended September 30, 1997 and 1996.......................      5

                    Notes to Condensed Consolidated Financial Statements.................    6-7


     Item 2.        Management's Discussion and Analysis of Financial Condition
     -------        and Results of Operations............................................    8-9


Part II.  Other Information:
--------

     Item 1.        Legal Proceedings....................................................     10
     -------

     Item 6.(a)     Exhibits.............................................................     10
     ----------


Signature................................................................................     11

                              WMS INDUSTRIES INC.
                                 _____________

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)
                                  (Unaudited)

                                                                                      Three months ended
                                                                                         September 30,
                                                                                      --------------------
                                                                                         1997       1996
                                                                                      ---------   --------
Revenues.........................................................                     $  20,035   $ 15,016

Costs and expenses
 Cost of sales...................................................                        14,685     12,051
 Research and development........................................                         3,145      2,670
 Selling and administrative......................................                         7,174      4,849
                                                                                      ---------   --------
Total costs and expenses.........................................                        25,004     19,570
                                                                                      ---------   --------
Operating loss...................................................                        (4,969)    (4,554)

Interest and other income and expense, net.......................                           589      1,482
Interest expense.................................................                          (441)      (972)
                                                                                      ---------   --------
Loss from continuing operations before income tax credit.........                        (4,821)    (4,044)
Credit for income taxes..........................................                         1,832      1,537
                                                                                      ---------   --------
Loss from continuing operations..................................                        (2,989)    (2,507)

Income from discontinued operations - video games segment, net...                         6,277      6,077
                                                                                      ---------   --------
Net income                                                                            $   3,288   $  3,570
                                                                                      =========   ========
Primary earnings per share of common stock:
 Loss from continuing operations.................................                     $   (0.12)  $  (0.10)

 Net income......................................................                     $    0.13   $   0.15
                                                                                      =========   ========

Shares used in primary per share calculations....................                        25,549     24,156
                                                                                      =========   ========
Fully diluted earnings per share of common stock:
 Loss from continuing operations.................................                     $   (0.09)  $  (0.10)
                                                                                      ---------   --------
 Net income......................................................                     $    0.13   $   0.15
                                                                                      =========   ========
Shares used in fully diluted per share calculations..............                        28,176     24,156
                                                                                      =========   ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                     September 30,    June 30,
                                                                         1997           1997
                                                                     ------------     ---------
ASSETS
------
Current assets:
 Cash and cash equivalents.....................................        $ 35,840        $  1,853
 Short-term investments........................................          40,000          70,000
                                                                       --------        --------
                                                                         75,840          71,853
 Receivables, net of allowances of $5,610 and $5,439...........          20,372          25,246
 Receivable from Midway Games Inc..............................             -             2,029
 Inventories, at lower of cost (Fifo) or market:
  Raw materials and work in progress...........................          24,988          22,087
  Finished goods...............................................          14,466          11,502
                                                                       --------        --------
                                                                         39,454          33,589
 Deferred income taxes.........................................          20,975          21,013
 Other current assets..........................................             412           1,259
                                                                       --------        --------
  Total current assets.........................................         157,053         154,989

Investment in marketable equity securities.....................          15,813          15,000

Property, plant and equipment..................................          52,874          51,842
Less:  accumulated depreciation................................         (22,115)        (21,098)
                                                                       --------        --------
                                                                         30,759          30,744

Net assets of discontinued operations - video games segment....          96,990          90,713
Other assets...................................................          14,480          15,469
                                                                       --------        --------
                                                                       $315,095        $306,915
                                                                       ========        ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                        September 30,     June 30,
                                                                            1997            1997
                                                                        ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
 Accounts payable...................................................    $      6,648    $      5,920
 Accrued compensation and related benefits..........................           2,911           3,223
 Accrued discontinuance costs.......................................           1,569           1,650
 Payable to Midway Games Inc........................................             672             -
 Accrued liability related to WMS Gaming Inc. patent litigation.....          36,809          37,208
 Income taxes payable...............................................           2,884             -
 Convertible debentures called for redemption on October 29, 1997...          27,254             -
 Other accrued liabilities..........................................           3,765           3,078
                                                                        ------------    ------------
  Total current liabilities.........................................          82,512          51,079

Long-term debt......................................................             -            57,500
Deferred income taxes...............................................             587             629
Other noncurrent liabilities........................................           1,580           1,707

Stockholders' equity:

 Preferred stock (5,000,000 shares authorized, none issued).........             -               -
 Common stock (25,610,857 and 24,270,166 shares issued).............          12,805          12,135
 Additional paid-in capital.........................................         114,319          84,673
 Retained earnings..................................................         115,386         112,098
                                                                        ------------    ------------
                                                                             242,510         208,906
 Treasury stock, at cost (52,312 shares)............................            (148)           (148)
 Unrealized loss on noncurrent marketable equity securities.........         (11,946)        (12,758)
                                                                        ------------    ------------
  Total stockholders' equity........................................         230,416         196,000
                                                                        ------------    ------------
                                                                        $    315,095    $    306,915
                                                                        ============    ============

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                                          Three months ended
                                                                                             September 30,
                                                                                         ---------------------
                                                                                           1997         1996
                                                                                         --------     --------
Operating activities:
Net income...........................................................................    $  3,288     $  3,570
Adjustments to reconcile net income to net cash provided (used) by operating activities:
   Income from discontinued operations - video games segment.........................      (6,277)      (6,077)
   Depreciation and amortization.....................................................       1,452        1,456
   Receivables provision.............................................................         171          119
   Deferred income taxes.............................................................          (4)           -
   Tax benefit from exercise of common stock options.................................         102           36
   Increase (decrease) resulting from changes in operating assets and liabilities....       5,793       (6,102)
                                                                                         --------     --------
Net cash provided (used) by operating activities.....................................       4,525       (6,998)

Investing activities:
Purchase of property, plant and equipment............................................      (1,032)      (1,229)
Net change in short-term investments.................................................      30,000       27,109
                                                                                         --------     --------
Net cash provided by investing activities............................................      28,968       25,880

Financing activities:
Cash received on exercise of common stock options....................................         654          502
Redemption of long-term debt.........................................................        (160)           -
                                                                                         --------     --------
Net cash provided by financing activities............................................         494          502

Discontinued Operations:
Net transfer to discontinued operations - video games segment........................           -      (17,250)
Net transfer from discontinued operations and payment of transaction
   cost - hotel and casino segments..................................................           -       (7,353)
                                                                                         --------     --------
Net cash used by discontinued operations.............................................           -      (24,603)

Increase (decrease) in cash and cash equivalents.....................................      33,987       (5,219)
Cash and cash equivalents at beginning of period.....................................       1,853       24,351
                                                                                         --------     --------
Cash and cash equivalents at end of period...........................................    $ 35,840     $ 19,132
                                                                                         ========     ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Financial Statements
     --------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


2.   Discontinued Operations
     -----------------------

     On August 11, 1997 the Company announced a planned spin-off of its 86.8% interest in Midway Games Inc. Accordingly, the financial position, results of operations and cash flows of this business segment has been reported as discontinued operations in the condensed consolidated financial statements. The cash flow statement for the quarter ended September 30, 1996 also reflects transactions with the Puerto Rico based hotel, casino and hotel management business prior to its April 22, 1997 spin-off and cost related to this spin-off.

     Completion of the Midway Games Inc. spin-off, among other things, is subject to the receipt of a ruling from the Internal Revenue Service that the transaction will be tax free to the Company and its stockholders. The Company anticipates that the spin-off will be completed by early 1998.


3.   Convertible Subordinated Debentures
     -----------------------------------

     During the quarter ended September 30, 1997, in part as a result of a call for redemption on September 22, 1997 of 33% of the $57,500,000 in outstanding debentures, debentures with an aggregate principal amount of $30,086,000 were converted into 1,306,293 common shares and $160,000 of such debentures were redeemed.

     On September 23, 1997, the Company called all the remaining debentures to be redeemed by October 29, 1997 unless converted by October 22, 1997. Subsequent to September 30, 1997 debentures with an aggregate principal amount of $27,236,000 were converted into 1,182,562 common shares and $18,000 of such debentures were redeemed.

4.   Common Stock Options
     --------------------

     On September 30, 1997, the Company entered into an agreement with each of the holders of all the outstanding common stock options that are exercisable into 4,092,159 shares of the Company's common stock. Each option holder agreed not to exercise their stock option through the date of the Midway Games Inc. spin-off (see Note 2) and the Company agreed to acquire from the holders, shortly before the spin-off, either such options or a portion of such options which represent the value of the Midway Games Inc. common stock inherent in each share of WMS common stock. The Company has agreed to use up to $30 million in cash and up to 2 million shares of pre spin-off WMS common stock for such purpose. Under the terms of the agreement the exact terms and amount of the purchase price will not be known until shortly before the spin-off.

5.   Litigation
     ----------

     See Item 1 of Part II for the status of International Game Technology litigation.

                              WMS INDUSTRIES INC.

                                _______________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion contains certain forward looking statements that involve risks and uncertainties including reference to statements relating to the outcome and effects of litigation. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks including those described in the Company's 1997 annual report on Form 10-K and other documents filed with the Securities and Exchange Commission.

Financial Condition
-------------------

Cash flows from operating, investing and financing activities before discontinued operations during the quarter ended September 30, 1997 resulted in net cash provided of $33,987,000 as compared with net cash provided of $19,384,000 during the quarter ended September 30, 1996. See condensed consolidated statements of cash flows on page 5.

Cash used by operating activities before changes in operating assets and liabilities was $1,268,000 for the quarter ended September 30, 1997 as compared with $896,000 for the quarter ended September 30, 1996.

The changes in operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in $5,793,000 of cash inflow during the quarter ended September 30, 1997 compared with a cash outflow of $6,102,000 during the quarter ended September 30, 1996. Cash inflow in the quarter ended September 30, 1997 was primarily due to a reduction in receivables from their comparable balances at June 30, 1997. The cash outflow for the quarter ended September 30, 1996 was primarily due to increased receivables from sale of gaming devices and payment of deferred compensation.

Cash provided by investing activities was $28,968,000 for the quarter ended September 30, 1997 compared with cash provided of $25,880,000 for the quarter ended September 30, 1996. Cash used for the purchase of property, plant and equipment during the quarter ended September 30, 1997 was $1,032,000 compared with $1,229,000 for the quarter ended September 30, 1996.

Management believes that cash and cash equivalents and short-term investments will be adequate to fund the anticipated level of inventories and receivables required in the operation of the business as well as cash required to fund future operating losses, if any, and the Company's other presently anticipated needs, including the payments to common stock option holders described in Note 4.

Results of Operations
---------------------

The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):

                                                             Three months ended
                                                                September 30,
                                                             ------------------
                                                               1997      1996
                                                             -------    -------
  Revenues
   Pinball and novelty....................................   $11,801    $ 7,911
   Gaming.................................................     8,234      7,105
                                                             -------    -------
     Total revenues.......................................   $20,035    $15,016
                                                             =======    =======
  Gross Profit
   Pinball and novelty....................................   $ 2,960    $   868
   Gaming.................................................     2,390      2,097
                                                             -------    -------
     Total gross profit...................................   $ 5,350    $ 2,965
                                                             =======    =======
  Operating (loss)
   Pinball and novelty....................................   $  (385)   $(2,035)
   Gaming.................................................    (4,219)    (2,100)
   Unallocated general corporate expenses.................      (365)      (419)
                                                             -------    -------
     Total operating (loss)...............................    (4,969)    (4,554)

  Interest and other income and expense - net.............       589      1,482
  Interest expense........................................      (441)      (972)
                                                             -------    -------
  (Loss) from continuing operations before income tax
   credit.................................................   $(4,821)   $(4,044)
                                                             =======    =======

Three Months Ended September 30, 1997 Compared With
Three months Ended September 30, 1996

Consolidated revenues increased to $20,035,000 in the quarter ended September 30, 1997 from $15,016,000 in the quarter ended September 30, 1996. Gaming revenues increased $1,129,000 from the prior year. The majority of the September 30, 1997 quarter gaming revenues of $8,234,000 were from the sale of multigame video gaming devices and a recently introduced model of reel type slot machine while the majority of the prior year quarter revenues of $7,911,000 were from the sale of certain reel type slot machines that the Company is currently prohibited from selling due to court decisions which are now on appeal. Pinball and novelty revenues increased by $3,890,000 primarily due to increased units sold.

Consolidated gross profit increased to $5,350,000 in the quarter ended September 30, 1997 from $2,965,000 in the quarter ended September 30, 1996 due primarily to increased pinball revenues and lower pinball costs.

Consolidated operating loss increased to $4,969,000 in the September 30, 1997 quarter from $4,554,000 in the prior year quarter. Pinball and novelty segment operating loss decreased by $1,650,000 because of the higher gross profit on sales. Gaming segment operating loss increased by $2,119,000 because of increased research and development expense incurred for further development of new gaming products as well as higher selling, administrative and service expenses required for the anticipated growth in the business.

The decrease in interest and other income and expense - net was primarily due to the 1996 quarter including interest income on the intercompany receivables from Midway Games Inc. at a higher rate than was earned on temporary investments in the current year quarter and the September 30, 1997 quarter includes certain costs related to the convertible debentures redemption. Interest expense decreased by $531,000 in the September 30, 1997 quarter primarily because of the conversion of the debentures - see Note 3.

Loss from continuing operations was $2,989,000, $.09 per fully diluted share, in the quarter ended September 30, 1997 compared with $2,507,000, $.10 per fully diluted share, in the quarter ended September 30, 1996. The increased loss from continuing operations was primarily due to an increased gaming segment loss partially offset by a decrease in pinball and novelty segment loss.

                                    PART II
                               OTHER INFORMATION



Item 1.   Legal Proceedings
---------------------------


Reference is made to information concerning the patent litigation between WMS Gaming Inc. ("WGI") and International Game Technology ("IGT") as set forth in "Item 3. Legal Proceedings" in Registrant's Report on Form 10-K for the year ended June 30, 1997 ("1997 10-K"). Capitalized terms used and not otherwise defined herein shall have the same meanings as ascribed to such terms in the 1997 10-K.

On February 28, 1997, the Federal District Court for the Northern District of Illinois ("Trial Court") entered judgment in favor of IGT and against WGI in the amount of $32,845,189 in the Model 400 slot machine action. The Trial Court disposed of a post-judgment motion on October 1, 1997. WGI filed a notice of appeal on October 20, 1997. A bond having been previously filed by WGI, enforcement of the money judgment has been stayed pending the disposition of the appeal. The appeal is now pending before the Court of Appeals for the Federal Circuit.

On November 26, 1996, IGT commenced an action against WGI in the Trial Court seeking a judgment declaring that WGI's Model 401 slot machine also infringes the Telnaes patent (the "Model 401 Action"). The complaint seeks a preliminary and permanent injunction and treble damages. On December 18, 1996, the Trial Court granted IGT's motion for a preliminary injunction and enjoined WGI from manufacture, use and sale of the Model 401 slot machine. On April 10, 1997, WGI filed with the Trial Court a motion to vacate the preliminary injunction based upon newly discovered evidence. This motion has been entered and continued, and the Trial Court is expected to rule on the motion sometime after additional filings by the parties conclude on November 13, 1997.


Item 6.(a) Exhibits
-------------------

Exhibit 11 - Computation of Net Income Per Share
Exhibit 27 - Financial Data Schedule

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

                                        WMS INDUSTRIES INC.
                                        -------------------
                                        (Registrant)



Dated:  November 12, 1997               By:  /S/ Harold H. Bach, Jr.
                                             -----------------------
                                             Harold H. Bach, Jr.
                                             Vice President-Finance
                                             Principal Financial and
                                             Chief Accounting Officer