Form 10-Q
period 1997-12-31
WMS INDUSTRIES INC /DE/
filed 1998-02-11
CIK 350077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1997
                               -------------------------------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 26,741,107 shares of common stock, $.50 par value, were outstanding at January 30, 1998 after deducting 52,312 shares held as treasury shares.

                              WMS INDUSTRIES INC.
                                 ____________

                                     INDEX

                                                                           PAGE NO
                                                                           -------
Part I.  Financial Information:
-------
  Item 1.      Financial Statements:
  -------

               Condensed Consolidated Statements of Income -
               Three and six months ended December 31, 1997 and 1996......  2

               Condensed Consolidated Balance Sheets -
               December 31, 1997 and June 30, 1997........................  3-4

               Condensed Consolidated Statements of Cash Flows -
               Six months ended December 31, 1997 and 1996................  5

               Notes to Condensed Consolidated Financial Statements.......  6-7


  Item 2.      Management's Discussion and Analysis of Financial Condition
  -------      and Results of Operations..................................  8-10


Part II.  Other Information:
--------

  Item 1.      Legal Proceedings..........................................  11
  -------

  Item 6.(a)   Exhibits...................................................  11
  ----------



Signature      ...........................................................  12

                              WMS INDUSTRIES INC.
                                 _____________

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)
                                  (Unaudited)


                                                                     Three months ended                 Six months ended
                                                                        December 31,                      December 31,
                                                                 --------------------------         -------------------------
                                                                     1997           1996               1997           1996
                                                                 ------------    ----------         ----------      ---------
Revenues........................................................  $    23,397     $  18,623          $  43,432      $  33,639

Costs and expenses
  Cost of sales...............................................         17,630        14,496             32,315         26,547
  Research and development....................................          3,137         3,174              6,282          5,844
  Selling and administrative..................................          6,494         5,039             13,668          9,888
  Provisions related to WMS Gaming Inc. patent litigation.....           -           61,925               -            61,925
                                                                     --------       -------          ---------      ---------
Total costs and expenses......................................         27,261        84,634             52,265        104,204
                                                                     --------       -------          ---------      ---------
Operating loss..................................................       (3,864)      (66,011)            (8,833)       (70,565)

Interest and other income and expense, net......................          920         1,144              1,509          2,626
Interest expense................................................          522          (818)                81         (1,790)
                                                                     --------       -------          ---------      ---------
Loss from continuing operations before income tax credit........       (2,422)      (65,685)            (7,243)       (69,729)
Credit for income taxes.........................................          920        25,973              2,752         27,510
                                                                     --------       -------          ---------      ---------
Loss from continuing operations.................................       (1,502)      (39,712)            (4,491)       (42,219)

Income from discontinued operations, net:
    Video games segment.........................................       15,947        13,409             22,224         19,486
    Gain on initial public offering.............................         -           47,771               -            47,771
                                                                     --------       -------          ---------      ---------
Net income......................................................     $ 14,445       $21,468          $  17,733      $  25,038
                                                                     ========       =======          =========      =========

Earnings per share of common stock - basic and diluted:
  Loss from continuing operations...............................     $  (0.06)      $ (1.64)         $   (0.18)     $   (1.75)
                                                                     --------       -------          ---------      ---------
  Net income....................................................     $   0.54       $  0.89          $    0.70      $    1.04
                                                                     ========       =======          =========      =========
Weighted average shares outstanding.............................       26,471        24,193             25,510         24,175
                                                                     ========       =======          =========      =========



See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                   ________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                    December 31,         June 30,
                                                                       1997                1997
                                                                   -------------       ------------
ASSETS
------
Current assets:
  Cash and cash equivalents....................................       $  2,246            $  1,853
  Short-term investments.......................................         60,550              70,000
                                                                      --------            --------
                                                                        62,796              71,853
  Receivables, net of allowances of $5,781 and $5,439..........         27,026              25,246
  Receivable from Midway Games Inc.............................          2,265               2,029
  Inventories, at lower of cost (Fifo) or market:
     Raw materials and work in progress........................         25,655              22,087
     Finished goods............................................         18,768              11,502
                                                                      --------            --------
                                                                        44,423              33,589
  Deferred income taxes........................................         20,469              21,013
  Other current assets.........................................            418               1,259
                                                                      --------            --------
     Total current assets......................................        157,397             154,989

Investment in marketable equity securities.....................         20,719              15,000

Property, plant and equipment..................................         54,033              51,842
Less:  accumulated depreciation................................        (23,231)            (21,098)
                                                                      --------            --------
                                                                        30,802              30,744

Net assets of discontinued operations - video games segment....        112,937              90,713
Other assets...................................................         13,573              15,469
                                                                      --------            --------
                                                                      $335,428            $306,915
                                                                      ========            ========


See notes to condensed consolidated financial statements.


                              WMS INDUSTRIES INC.
                                    _______

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                         December 31,         June 30,
                                                                            1997                1997
                                                                        -------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable...................................................     $   5,455          $   5,920
  Accrued compensation and related benefits..........................         4,598              3,223
  Accrued discontinuance costs.......................................         1,422              1,650
  Accrued liability related to WMS Gaming Inc. patent litigation.....        35,888             37,208
  Income taxes payable...............................................         6,663                  -
  Other accrued liabilities..........................................         2,699              3,078
                                                                          ---------          ---------
     Total current liabilities.......................................        56,725             51,079


Long-term debt.......................................................             -             57,500
Deferred income taxes................................................           587                629
Other noncurrent liabilities.........................................         1,575              1,707

Stockholders' equity:

     Preferred stock (5,000,000 shares authorized, none issued)......             -                  -
     Common stock (26,793,419 and 24,270,166 shares issued)..........        13,397             12,135
     Additional paid-in capital......................................       140,501             84,673
     Retained earnings...............................................       129,831            112,098
                                                                          ---------          ---------
                                                                            283,729            208,906
     Treasury stock, at cost (52,312 shares).........................          (148)              (148)
     Unrealized loss on noncurrent marketable equity securities......        (7,040)           (12,758)
                                                                          ---------          ---------
       Total stockholders' equity....................................       276,541            196,000
                                                                          ---------          ---------
                                                                          $ 335,428          $ 306,915
                                                                          =========          =========


See notes to condensed consolidated financial statements.

                                       4

                              WMS INDUSTRIES INC.
                                  ----------
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)


                                                                                 Six months ended
                                                                                    December 31,
                                                                             --------------------------
                                                                                1997           1996
                                                                             -----------    -----------

Operating activities:
Net income..................................................................   $ 17,733       $ 25,038
Adjustments to reconcile net income to net cash used by operating activities:
     Income from discontinued operations - video games segment..............    (22,224)       (19,486)
     Income from discontinued operations - gain on initial public offering
      of subsidiary - video games segment...................................        -          (47,771)
     Depreciation and amortization..........................................      2,960          2,927
     Receivables provision..................................................        304             62
     Provisions related to gaming patent litigation.........................        -           60,875
     Deferred income taxes..................................................        502        (20,944)
     Tax benefit from exercise of common stock options......................        102             94
     Decrease resulting from changes in operating assets and liabilities....     (6,719)       (16,301)
                                                                             ----------     ----------
Net cash used by operating activities.......................................     (7,342)       (15,506)

Investing activities:
Purchase of property, plant and equipment...................................     (2,191)        (1,729)
Net change in short-term investments........................................      9,450        (22,891)
                                                                             ----------     ----------
Net cash provided (used) by investing activities............................      7,259        (24,620)

Financing activities:
Cash received on exercise of common stock options...........................        654            984
Redemption of long-term debt................................................       (178)           -
                                                                             ----------    -----------
Net cash provided by financing activities...................................        476            984

Discontinued Operations:
Net transfer from discontinued operations - video games segment.............        -           50,000
Net transfer to discontinued operations and payment of transaction
   costs - hotel and casino segments........................................        -           (7,499)
                                                                             ----------    -----------
Net cash provided by discontinued operations................................        -           42,501

                                                                             ----------    -----------
Increase in cash and cash equivalents.......................................        393          3,359
Cash and cash equivalents at beginning of period............................      1,853         24,351
                                                                             ----------    -----------
Cash and cash equivalents at end of period..................................   $  2,246       $ 27,710
                                                                             ==========    ===========

See notes to condensed consolidated financial statements.


                              WMS INDUSTRIES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Financial Statements
    --------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for the gain on Midway Games Inc. public offering and the provisions related to WMS Gaming Inc. patent litigation described in Note 6) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


2.  Discontinued Operations
    -----------------------

     On August 11, 1997 the Company announced a planned spin-off of its 86.8% interest in Midway Games Inc. Accordingly, the financial position, results of operations and cash flows of this business segment has been reported as discontinued operations in the condensed consolidated financial statements. The cash flow statement for the six months ended December 31, 1996 also reflects transactions with the Puerto Rico based hotel, casino and hotel management business prior to its April 22, 1997 spin-off and costs related to this spin-off.

     Completion of the Midway Games Inc. spin-off, among other things, is subject to the receipt of a ruling from the Internal Revenue Service that the transaction will be tax free to the Company and its stockholders. The Company anticipates that the spin-off will be completed by early 1998.


3.  Convertible Subordinated Debentures
    -----------------------------------

     During the six months ended December 31, 1997, as a result of a call for redemption on September 22, 1997 of 33% of the $57,500,000 in outstanding debentures and a call for redemption on October 29, 1997 of the remaining outstanding debentures, debentures with an aggregate principal amount of $57,322,000 were converted into 2,488,855 common shares and $178,000 of such debentures were redeemed.


4.  Common Stock Options
    --------------------

     On September 30, 1997, the Company entered into an agreement with each of the holders of all the outstanding common stock options that are exercisable into 4,089,011 shares of the Company's common stock. Each option holder agreed not to exercise their stock option through the date of the Midway Games Inc. spin-off (see Note 2) and the Company agreed to acquire from the holders, shortly before the spin-off, either such options or a portion of such options which represent the value of the Midway Games Inc. common stock inherent in each share of WMS common stock. The Company has agreed to use up to $30 million in cash and up to 2 million shares of pre spin-off WMS common stock for such purpose. Under the terms of the agreement the exact terms and amount of the purchase price will not be known until shortly before the spin-off.

5.  Earnings Per Share
    ------------------

     For the quarter ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," which was effective December 15, 1997. Dilutive securities including common stock options and convertible subordinated debentures, which were redeemed during the six months ended December 31, 1997 (see Note 3), had no impact on current or prior period earnings per share. In accordance with SFAS No. 128, the incremental shares from dilutive securities were not included in the denominator of the earnings per share calculation since there was a loss from continuing operations in the periods.

     The quarter and six months ended December 31, 1996 loss from continuing operations included after-tax provisions related to WMS Gaming Inc. patent litigation of $37,361,000, $1.54 per share. Net earnings from discontinued operations of the video games segment for the quarter and six months ended December 31, 1997 was $0.60 per share and $0.88 per share, respectively. Net earnings from discontinued operations of the video games segment for the quarter and six months ended December 31, 1996 was $2.53 per share and $2.79 per share, respectively, and included an after tax gain of $47,771,000, $1.98 per share, on Midway Games Inc. initial public offering completed on October 29, 1996.


6.  Litigation
    ----------

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

Financial Condition
-------------------

Cash flows from operating, investing and financing activities before discontinued operations during the six months ended December 31, 1997 resulted in net cash provided of $393,000 as compared with net cash used of $39,142,000 during the six months ended December 31, 1996. See condensed consolidated statements of cash flows on page 5.

Cash used by operating activities before changes in operating assets and liabilities was $623,000 for the six months ended December 31, 1997 as compared with cash provided of $795,000 for the six months ended December 31, 1996.

The changes in operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in $6,719,000 of cash outflow during the six months ended December 31, 1997 compared with a cash outflow of $16,301,000 during the six months ended December 31, 1996. Cash outflow in the six months ended December 31, 1997 was primarily due to an increase in inventories and receivables from their comparable balances at June 30, 1997, offset in part by an increase in current taxes payable. The cash outflow for the six months ended December 31, 1996 was primarily due to increased inventories and an increased receivable from Midway Games Inc. offset in part by a decrease in receivables.

Cash provided by investing activities was $7,259,000 for the six months ended December 31, 1997 compared with cash used of $24,620,000 for the six months ended December 31, 1996. During the six months ended December 31, 1997 cash of $9,450,000 was provided from the sale of short-term investments while during the six months ended December 31, 1996 cash of $22,891,000 was utilized for the purchase of short-term invesments. Cash used for the purchase of property, plant and equipment during the six months ended December 31, 1997 was $2,191,000 compared with $1,729,000 for the six months ended December 31, 1996.

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

Results of Operations
---------------------

The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):

                                                                 Three months ended    Six months ended
                                                                    December 31,         December 31,
                                                                --------------------  -------------------
                                                                  1997       1996       1997      1996
                                                                ---------  ---------  --------  ---------
  Revenues
   Pinball and novelty........................................   $12,556   $ 11,270   $24,357   $ 19,181
   Gaming.....................................................    10,841      7,353    19,075     14,458
                                                                 -------   --------   -------   --------
     Total revenues...........................................   $23,397   $ 18,623   $43,432   $ 33,639
                                                                 =======   ========   =======   ========
  Gross Profit
   Pinball and novelty........................................   $ 2,485   $  2,361   $ 5,445   $  3,229
   Gaming.....................................................     3,282      1,766     5,672      3,863
                                                                 -------   --------   -------   --------
     Total gross profit.......................................   $ 5,767   $  4,127   $11,117   $  7,092
                                                                 =======   ========   =======   ========
  Operating (loss)
   Pinball and novelty........................................   $  (385)  $   (539)  $  (770)  $ (2,574)
   Gaming.....................................................    (3,125)    (3,048)   (7,344)    (5,148)
   Provisions related to WMS Gaming Inc. patent litigation....         0    (61,925)        0    (61,925)
   Unallocated general corporate expenses.....................      (354)      (499)     (719)      (918)
                                                                 -------   --------   -------   --------
     Total operating income (loss)............................    (3,864)   (66,011)   (8,833)   (70,565)

  Interest and other income...................................       920      1,144     1,509      2,626
  Interest expense............................................       522       (818)       81     (1,790)
                                                                 -------   --------   -------   --------

  Income from continuing operations before income tax credit..   $(2,422)  $(65,685)  $(7,243)  $(69,729)
                                                                 =======   ========   =======   ========


Three Months Ended December 31, 1997 Compared With
Three months Ended December 31, 1996

Consolidated revenues increased to $23,397,000 in the fiscal 1998 second quarter ended December 31, 1997 from $18,623,000 in the fiscal 1997 second quarter ended December 31, 1996. Gaming revenues increased $3,488,000 from the prior year. The majority of the December 31, 1997 quarter gaming revenues of $7,105,000 were from the sale of multigame video gaming devices and a recently introduced model of reel type slot machine while prior year quarter revenues of $3,031,000 were from the sale of certain reel type slot machines that the Company is currently prohibited from selling due to court decisions which are now on appeal. Pinball and novelty revenues increased over the prior year second quarter by $1,286,000 primarily due to increased units sold.

Consolidated gross profit increased to $5,767,000 in the quarter ended December 31, 1997 from $4,127,000 in the quarter ended December 31, 1996 due primarily to increased revenues.

Consolidated operating loss decreased to $3,864,000 in the December 31, 1997 quarter from $4,086,000 in the prior year quarter, excluding the provision of $61,925,000 relating to patent litigation recorded in the prior year second quarter. Pinball and novelty segment operating loss decreased by $154,000 because of the higher gross profit on sales. Excluding the $61,925,000 provision relating to patent litigation, gaming segment operating loss increased by $77,000, notwithstanding the $1,516,000 increase in gross profit, because of increased research and development expense incurred for further development of new gaming products as well as higher selling, administrative and service expenses required for the anticipated growth in the business.

The decrease in interest and other income and expense - net was primarily due to the lower level of cash, cash equivalents and short-term investments in the current quarter as compared to the prior year quarter. Interest expense was a $522,000 credit in the December 31, 1997 quarter compared to a $818,000 expense in the prior year period because the conversion of the debentures (see Note 3) created a reversal of interest accrued in the prior quarter.

Loss from continuing operations was $1,502,000, $0.06 per share, in the quarter ended December 31, 1997 compared with a loss from continuing operations of $39,712,000, $1.64 per share, in the quarter ended December 31, 1996. The December 31, 1996 loss from continuing operations included an after-tax charge related to gaming patent litigation of $37,361,000, $1.54 per share. Excluding the charge in the prior year quarter for patent litigation, the current quarter loss from continuing operations decreased by $849,000, $0.04 per share, primarily due to the adjustment to interest expense.

Six months Ended December 31, 1997 Compared With
Six months Ended December 31, 1996

Consolidated revenues increased to $43,432,000 in the six months ended December 31, 1997 from $33,639,000 in the six months ended December 31, 1996. Gaming revenues increased $4,617,000 from the prior year. The majority of gaming revenues of $10,018,000 for the six months ended December 31, 1997 were from the sale of multigame video gaming devices and a recently introduced model of reel type slot machine while prior year six months revenues of $5,780,000 were from the sale of certain reel type slot machines that the Company is currently prohibited from selling due to court decisions which are now on appeal. Pinball and novelty revenues increased by $5,176,000 as compared to the prior year six months primarily due to increased units sold.

Consolidated gross profit increased to $11,117,000 in the six months ended December 31, 1997 from $7,092,000 in the six months ended December 31, 1996 due primarily to increased revenues.

Consolidated operating loss increased to $8,833,000 in the six months ended December 31, 1997 from an operating loss $8,640,000 in the six months ended December 31, 1996, excluding the provision of $61,925,000 relating to patent litigation recorded in the prior year six months. Pinball and novelty segment operating loss decreased by $1,804,000 because of the higher gross profit on sales. Excluding the $61,925,000 provision relating to patent litigation, gaming segment operating loss increased by $2,196,000, notwithstanding the $1,809,000 increase in gross profit, because of increased research and development expense incurred for further development of new gaming products as well as higher selling, administrative and service expenses required for the anticipated growth in the business.

The decrease in interest and other income and expense - net was primarily due to the lower level of interest earned on temporary investments in the current six month period as compared to the level of interest earned on temporary investments and the dividend note receivable in the six months ended December 31, 1996 as well as the December 31, 1997 six months includes certain costs related to the convertible debentures redemption. Interest expense decreased by $1,871,000 in the six months ended December 31, 1997 as compared to the prior year six months primarily because of the conversion of the debentures - see Note 3.

Loss from continuing operations was $4,491,000, $0.18 per share, in the six months ended December 31, 1997 compared with a loss from continuing operations of $42,219,000, $1.75 per share, in the six months ended December 31, 1996. The December 31, 1996 loss from continuing operations included an after-tax charge related to gaming patent litigation of $37,361,000, $1.54 per share. Excluding the charge in the prior year six months for patent litigation, the current year loss from continuing operations decreased by $367,000, $0.02 per share, primarily because of the change in interest income and expense noted above.

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

On November 26, 1996, IGT commenced an action against WGI in the Trial Court seeking a judgment declaring that WGI's Model 401 slot machine also infringes the Telnaes patent (the "Model 401 Action"). The complaint seeks a preliminary and permanent injunction and treble damages. On December 18, 1996, the Trial Court granted IGT's motion for a preliminary injunction and enjoined WGI from manufacture, use and sale of the Model 401 slot machine. On April 10, 1997, WGI filed with the Trial Court a motion to vacate the preliminary injunction based upon newly discovered evidence. This motion has been fully briefed and the parties await the Trial Court's ruling.


Item 6.(a) Exhibits
-------------------

Exhibit 27 - Financial Data Schedule

                              WMS INDUSTRIES INC.
                                 ____________

Signature
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                                               WMS INDUSTRIES INC.
                                               -------------------
                                               (Registrant)



Dated:  February 10, 1998                      By:  /S/ Harold H. Bach, Jr.
                                               ----------------------------
                                               Harold H. Bach, Jr.
                                               Vice President-Finance
                                               Principal Financial and
                                               Chief Accounting Officer