Form 10-Q
period 1998-03-31
WMS INDUSTRIES INC /DE/
filed 1998-05-14
CIK 350077

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  __________

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1998
                               ------------------------------------------------


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

                        YES      X         NO
                            -------------     -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,886,021 shares of common stock, $.50 par value, were outstanding at April 30, 1998 after deducting 52,312 shares held as treasury shares.

                              WMS INDUSTRIES INC.
                                  ____________

                                     INDEX

                                                                         PAGE NO
                                                                         -------
Part I.  FINANCIAL INFORMATION:

  Item 1.   Financial Statements:
            Condensed Consolidated Statements of Income -
            Three and nine months ended March 31, 1998 and 1997...            2

            Condensed Consolidated Balance Sheets -
            March 31, 1998 and June 30, 1997......................          3-4

            Condensed Consolidated Statements of Cash Flows -
            Nine months ended March 31, 1998 and 1997.............            5

            Notes to Condensed Consolidated Financial Statements..          6-8


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................         9-11


PART II.  OTHER INFORMATION:

  Item 1.   Legal Proceedings.....................................           12

  Item 2.   Changes in Securities and Use of Proceeds.............           12

  Item 4.   Submission of Matters to a Vote of Security-Holders...        12-13

  Item 6.   Exhibits and Reports on Form 8-K......................           13


SIGNATURE   ......................................................           14

                              WMS INDUSTRIES INC.
                                 _____________

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands, except per share amounts)
                                  (Unaudited)


                                                               Three Months ended           Nine months ended
                                                                    March 31,                   March 31,
                                                              --------------------        ---------------------
                                                                1998        1997            1998         1997
                                                              --------     -------        --------     --------
Revenues....................................................  $ 20,511     $18,608        $ 63,943     $ 52,247

Costs and expenses
 Cost of sales..............................................    16,203      14,057          48,518       40,604
 Research and development...................................     3,128       3,252           9,410        9,096
 Selling and administrative.................................     7,731       5,397          21,399       15,285
 Adjustment to common stock options.........................    59,890          -           59,890           -
 Provisions related to WMS Gaming Inc. patent litigation....        -           -               -        61,925
                                                              --------     -------        --------     --------
Total costs and expenses....................................    86,952      22,706         139,217      126,910
                                                              --------     -------        --------     --------
Operating loss..............................................   (66,441)     (4,098)        (75,274)     (74,663)

Interest and other income and expense, net..................     1,015       1,058           2,524        3,684
Interest expense............................................        -         (827)             81       (2,617)
                                                              --------     -------        --------     --------
Loss from continuing operations before income tax credit....   (65,426)     (3,867)        (72,669)     (73,596)
Credit for income taxes.....................................    22,076       1,486          24,828       28,996
                                                              --------     -------        --------     --------
Loss from continuing operations.............................   (43,350)     (2,381)        (47,841)     (44,600)

Income from discontinued operations, net:
 Video games segment........................................     6,078       5,566          28,302       25,052
 Gain on initial public offering............................        -           -               -        47,771
 Hotel and casino segments..................................        -        4,742              -         4,742
 Costs related to discontinuance............................    (1,556)       (825)         (1,556)        (825)
                                                              --------     -------        --------     --------
Net income (loss)...........................................  $(38,828)    $ 7,102        $(21,095)    $ 32,140
                                                              ========     =======        ========     ========

Earnings per share of common stock - basic and diluted:
 Loss from continuing operations............................  $  (1.62)    $ (0.10)       $  (1.84)    $  (1.84)
                                                              --------     -------        --------     --------
 Net income (loss)..........................................  $  (1.45)    $  0.29        $  (0.81)    $   1.33
                                                              ========     =======        ========     ========
Weighted average shares outstanding.........................    26,843      24,199           25,948      24,183
                                                              ========     =======        =========    ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)

                                                                     March 31,     June 30,
                                                                       1998          1997
                                                                     ---------     --------
ASSETS

Current assets:
 Cash and cash equivalents......................................     $  54,668     $  1,853
 Short-term investments.........................................        28,600       70,000
                                                                     ---------     --------
                                                                        83,268       71,853
 Receivables, net of allowances of $5,792 and $5,439............        25,898       25,246
 Receivable from Midway Games Inc...............................         4,125        2,029
 Inventories, at lower of cost (Fifo) or market:
  Raw materials and work in progress............................        21,649       22,087
  Finished goods................................................        23,280       11,502
                                                                     ---------     --------
                                                                        44,929       33,589
 Income tax receivable..........................................         7,672           -
 Deferred income taxes..........................................        20,469       21,013
 Other current assets...........................................           202        1,259
                                                                     ---------     --------
  Total current assets..........................................       186,563      154,989

Investment in marketable equity securities......................        26,875       15,000

Property, plant and equipment...................................        54,731       51,842
Less:  accumulated depreciation.................................       (23,938)     (21,098)
                                                                     ---------     --------
                                                                        30,793       30,744

Net assets of discontinued operations - video games segment.....            -        90,713
Other assets....................................................        11,916       15,469
                                                                     ---------     --------
                                                                     $ 256,147     $306,915
                                                                     =========     ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                  (Unaudited)


                                                                          March 31,       June 30,
                                                                            1998            1997
                                                                         ----------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable....................................................    $    7,739      $   5,920
 Accrued compensation and related benefits...........................         3,751          3,223
 Accrued discontinuance costs........................................         3,899          1,650
 Common stock option adjustment accrual..............................        44,836             -
 Accrued liability related to WMS Gaming Inc. patent litigation......        35,608         37,208
 Other accrued liabilities...........................................         3,282          3,078
                                                                         ----------      ---------
  Total current liabilities..........................................        99,115         51,079


Long-term debt.......................................................            -          57,500
Deferred income taxes................................................           587            629
Other noncurrent liabilities.........................................         1,109          1,707

Stockholders' equity:

 Preferred stock (5,000,000 shares authorized, none issued)..........            -              -
 Common stock (27,938,333 and 24,270,166 shares issued)..............        13,969         12,135
 Additional paid-in capital..........................................       170,411         84,673
 Retained earnings (deficit).........................................       (28,012)       112,098
                                                                         ----------      ---------
                                                                            156,368        208,906
 Treasury stock, at cost (52,312 shares).............................          (148)          (148)
 Unrealized loss on noncurrent marketable equity securities..........          (884)       (12,758)
                                                                         ----------      ---------
  Total stockholders' equity.........................................       155,336        196,000
                                                                         ----------      ---------
                                                                         $  256,147      $ 306,915
                                                                         ==========      =========

See notes to condensed consolidated financial statements.


                              WMS INDUSTRIES INC.
                                 _____________

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of dollars)
                                  (Unaudited)

                                                             Nine months ended
                                                                 March 31,
                                                           ---------------------
                                                              1998       1997
                                                           ---------   ---------
Operating activities:
Net income (loss).....................................     $ (21,095)  $  32,140
Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
   Income from discontinued operations - video
    games segment.....................................       (28,302)    (25,052)
   Income from discontinued operations - gain on
    initial public offering of subsidiary - video
    games segment.....................................           --      (47,771)
   Income from discontinued operations - hotel and
    casino segments...................................           --       (4,742)
   Costs related to discontinuance....................         1,556         825
   Depreciation and amortization......................         4,456       4,579
   Receivables provision..............................           611          94
   Provisions related to gaming patent litigation.....           --       60,875
   WMS common stock issued in common stock option
    adjustment........................................        14,975         --
   Common stock option adjustment accrual.............        44,836         --
   Deferred income taxes..............................           502     (23,739)
   Tax benefit from exercise of common stock options..         2,174         101
   Increase (decrease) resulting from changes in
    operating assets and liabilities..................       (18,450)        545
                                                           ---------   ---------
Net cash provided (used) by operating activities......         1,263      (2,145)

Investing activities:
Purchase of property, plant and equipment.............        (3,591)     (2,868)
Net change in short-term investments..................        41,400     (37,891)
                                                           ---------   ---------
Net cash provided (used) by investing activities......        37,809     (40,759)

Financing activities:
Cash received on exercise of common stock options.....        14,089       1,087
Redemption of long-term debt..........................          (178)        --
                                                           ---------   ---------
Net cash provided by financing activities.............        13,911       1,087

Discontinued Operations:
Net transfer from discontinued operations and
 payment of transaction costs in 1998 - video games
  segment.............................................          (168)     50,000
Net transfer to discontinued operations and payment
 of transaction costs - hotel and casino segments.....            --     (11,119)
                                                           ---------   ---------
Net cash provided (used) by discontinued operations...          (168)     38,881

                                                           ---------   ---------
Increase (decrease) in cash and cash equivalents......        52,815      (2,936)
Cash and cash equivalents at beginning of period......         1,853      24,351
                                                           ---------   ---------
Cash and cash equivalents at end of period............     $  54,668   $  21,415
                                                           =========   =========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 _____________

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals except for the WMS Industries Inc. ("WMS") common stock option adjustment (see
     Note 4), the gain on Midway Games Inc. ("Midway") public offering and the provisions related to WMS Gaming Inc. patent litigation (see Note 6)) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.


2.   DISCONTINUED OPERATIONS

     On August 11, 1997 the Company announced a planned spin-off of its 86.8%
     interest in Midway.   Accordingly, the financial position, results of
     operations and cash flows of this business segment has been reported as discontinued operations in the condensed consolidated financial statements. The income statement and cash flow statement for the nine months ended March 31, 1997 also reflects transactions with the Puerto Rico based hotel, casino and hotel management business prior to its April 22, 1997 spin-off and costs related to this spin-off.

     The Board of Directors of WMS declared the spin-off distribution of Midway which was effected as a tax free stock dividend consisting of all of the 33,400,000 shares of common stock of Midway. WMS shareholders of record on March 31, 1998 received 1.19773 shares of Midway common stock for each share of WMS common stock owned. The Midway common stock was distributed on April 6, 1998. The spin-off in the form of a property dividend in the amount of $119,015,000 was reflected in the Company's condensed consolidated financial statements as of the March 31, 1998 record date.

     In conjunction with the Midway spin-off, at the request of the Board of Directors, on April 6, 1998 Neil D. Nicastro resigned as President, Chief Executive Officer and Chief Operating Officer of WMS to devote his full time to Midway as Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer. Neil D. Nicastro agreed to the early termination and full settlement of his employment agreement with WMS pursuant to which, in lieu of all future payments of base salary, bonus, retirement and death benefits, he received a payment of $2,500,000 and a 10 year option to purchase 250,000 shares of the Company's common stock. The payment less income tax benefit and amounts previously accrued under his employment agreement are included in discontinuance costs at March 31, 1998. Other discontinuance costs of $150,000 were accrued in connection with the Midway spin-off in addition to the $1,650,000 accrued June 30, 1997.

3.   CONVERTIBLE SUBORDINATED DEBENTURES

     As a result of a call for redemption on September 22, 1997 of 33% of the $57,500,000 in outstanding debentures and a call for redemption on October 29, 1997 of the remaining outstanding debentures, debentures with an aggregate principal amount of $57,322,000 were converted into 2,488,855 shares of WMS common stock and $178,000 of such debentures were redeemed.


4.   COMMON STOCK OPTIONS

     On September 30, 1997, the Company entered into an agreement with each of the holders of common stock options, which are exercisable into 4,089,011 shares of WMS common stock. Each option holder agreed not to exercise their stock option through the date of the Midway spin-off (see Note 2).

     On the spin-off record date of March 31, 1998, the Company recorded a pre-tax charge of $59,890,000 for the adjustment to stock options, pursuant to the anti-dilution provision of the Company's stock option plans, to compensate the holders for the lost opportunity value represented by the shares of Midway distributed in the spin-off which option holders did not participate in. Of that amount, cash payments on April 6, 1998 totaled $35,001,000, and 515,360 pre spin-off shares of WMS common stock were issued valued at $14,974,000. An additional $4,179,000 was accrued for the non-vested portion of the options to be paid in the fourth quarter of fiscal 1998 and $779,000 was accrued for the Company's portion of payroll tax. Expense related to the adjustment of stock options not vested in the current fiscal year will be recorded and paid in future years consistent with the options' vesting schedule. The maximum additional future pre-tax expense related to non-vested stock options is $7,253,000 plus interest.

     At the request of the Board of Directors, in lieu of receiving from the Company the adjustment to stock option payment, Louis J. Nicastro, Chairman of the Board, exercised all of his 629,554 WMS common stock options and sold the shares of common stock on March 19, 1998. The cash received by the Company of $13,437,000 from exercise of these options was then available for the stock option adjustment payments. Louis J. Nicastro received $4,957,000 from the Company as compensation for the difference between what the Company would have paid him for his stock option adjustment and the net he received from exercise and sale.


5.   EARNINGS PER SHARE

     For the quarter and nine months ended March 31, 1998, the Company adopted SFAS No. 128, "Earnings per Share," which was effective December 15, 1997. Dilutive securities including common stock options and convertible subordinated debentures, which were redeemed during the four months ended October 31, 1997 (see Note 3), had no impact on current or prior period earnings per share. In accordance with SFAS No. 128, the incremental shares from dilutive securities were not included in the denominator of the earnings per share calculation since there was a loss from continuing operations in the periods.

     The quarter and nine months ended March 31, 1998 loss from continuing operations included after-tax WMS common stock option adjustment cost of $39,917,000, $1.49 and $1.54 per share, respectively. The nine months ended March 31, 1997 loss from continuing operations included after-tax provisions related to WMS Gaming Inc. patent litigation of $37,361,000, $1.54 per share.

     Net earnings from discontinued operations of the video games segment for the quarter and nine months ended March 31, 1998 were $0.17 per share and $1.03 per share, respectively. Net earnings from discontinued operations of the video games segment for the quarter and nine months ended March 31, 1997 were $0.23 per share and $3.01 per share, respectively. The nine months ended March 31, 1997 included an after tax gain of $47,771,000, $1.98 per share, on the Midway initial public offering completed on October 29, 1996. Net earnings from discontinued operations of the hotel and casino segments for both the quarter and nine months ended March 31, 1997 were $0.16 per share.

6.   LITIGATION

     See Item 1 of Part II for the status of International Game Technology litigation.

                              WMS INDUSTRIES INC.
                                _______________

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion contains certain forward looking statements that involve risks and uncertainties including reference to statements relating to the outcome and effects of litigation. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks including, without limitation, the Company's continuing losses, if any, uncertainties regarding market acceptance of the Company's products and other risks described in the Company's 1997 annual report on Form 10-K and other documents filed with the Securities and Exchange Commission.

FINANCIAL CONDITION

Cash flows from operating, investing (excluding the net change in short-term investments) and financing activities before discontinued operations during the nine months ended March 31, 1998 resulted in net cash provided of $11,583,000 as compared with net cash used of $3,926,000 during the nine months ended March 31, 1997. See condensed consolidated statements of cash flows on page 5.

Cash provided by operating activities before changes in operating assets and liabilities was $19,713,000 for the nine months ended March 31, 1998 as compared with cash used of $2,690,000 for the nine months ended March 31, 1997.

The changes in operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in cash outflow of $18,450,000 during the nine months ended March 31, 1998 compared with a cash inflow of $545,000 during the nine months ended March 31, 1997. Cash outflow in the nine months ended March 31, 1998 was primarily due to increased inventory, income tax receivable and receivable from Midway Games Inc. from comparable balances at June 30, 1997. The cash inflow for the nine months ended March 31, 1997 was primarily due to higher accounts payable and accruals, in part offset by increased receivables and inventory from comparable balances at June 30, 1996.

Cash provided by investing activities was $37,809,000 for the nine months ended March 31, 1998 compared with cash used of $40,759,000 for the nine months ended March 31, 1997. During the nine months ended March 31, 1998 net cash of $41,400,000 was provided from the sale of short-term investments while during the nine months ended March 31, 1997 net cash of $37,891,000 was utilized for the purchase of short-term investments. Cash used for the purchase of property, plant and equipment during the nine months ended March 31, 1998 was $3,591,000 compared with $2,868,000 for the nine months ended March 31, 1997.

Cash provided by financing activities was $13,911,000 for the nine months ended March 31, 1998 compared with cash provided of $1,087,000 for the nine months ended March 31, 1997. The increase was from higher proceeds from the exercise of common stock options.

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

Results of Operations
---------------------

The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):

                                                               Three months ended     Nine months ended
                                                                   March 31,              March 31,
                                                              --------------------  ---------------------
                                                                1998       1997       1998        1997
                                                                ----       ----       ----        ----
  Revenues:
   Pinball and novelty......................................   $  4,833   $10,175   $ 29,190    $ 29,356
   Gaming...................................................     15,678     8,433     34,753      22,891
                                                               --------   -------   --------    --------
     Total revenues.........................................   $ 20,511   $18,608   $ 63,943    $ 52,247
                                                               ========   =======   ========    ========
  Gross profit (loss):
   Pinball and novelty......................................   $   (421)  $ 2,617   $  5,024    $  5,846
   Gaming...................................................      4,729     1,934     10,401       5,797
                                                               --------   -------   --------    --------
     Total gross profit.....................................   $  4,308   $ 4,551   $ 15,425    $ 11,643
                                                               ========   =======   ========    ========
  Operating loss:
   Pinball and novelty......................................   $ (3,526)  $  (516)  $ (4,296)   $ (3,090)
   Gaming...................................................     (2,609)   (3,160)    (9,953)     (8,308)
   Provisions related to WMS Gaming Inc. patent litigation..          0         0          0     (61,925)
   WMS common stock option adjustment.......................    (59,890)        0    (59,890)          0
   Unallocated general corporate expenses...................       (416)     (422)    (1,135)     (1,340)
                                                               --------   -------   --------    --------
     Total operating loss...................................    (66,441)   (4,098)   (75,274)    (74,663)

  Interest and other income.................................      1,015     1,058      2,524       3,684
  Interest expense..........................................          0      (827)        81      (2,617)
                                                               --------   -------   --------    --------

  Loss from continuing operations before income tax credit..   $(65,426)  $(3,867)  $(72,669)   $(73,596)
                                                               ========   =======   ========    ========

Three Months Ended March 31, 1998 Compared With
Three months Ended March 31, 1997

Consolidated revenues increased to $20,511,000 in the fiscal 1998 third quarter ended March 31, 1998 from $18,608,000 in the fiscal 1997 third quarter ended March 31, 1997. Gaming revenues increased $7,245,000 from the prior year third quarter. The majority of the March 31, 1998 quarter gaming revenues were from the sale of multigame video gaming devices and a recently introduced model of reel type slot machines while the majority of prior year third quarter revenues were from the sale of video lottery terminals and revenue from the sale of certain reel type slot machines that the Company is currently prohibited from selling due to court decisions which are now on appeal. Pinball and novelty revenues decreased from the prior year third quarter by $5,342,000 due to decreased industry-wide demand for the current generation of pinball games.

Consolidated gross profit decreased to $4,308,000 in the quarter ended March 31, 1998 from $4,551,000 in the quarter ended March 31, 1997 due primarily to the decreased pinball and novelty revenues.

Consolidated operating loss, excluding the provision of $59,890,000 relating to the WMS common stock option adjustment recorded in the current year third quarter, increased to $6,551,000 in the March 31, 1998 quarter from $4,098,000 in the prior year quarter. Pinball and novelty segment operating loss increased by $3,010,000 because of the lower gross profit from lower revenues. Gaming segment operating loss decreased by $551,000, notwithstanding the $2,795,000 increase in gross profit because of higher selling and administrative and service expenses required for the anticipated growth in the business.

Interest expense of $827,000 in the March 31, 1997 quarter was due to interest on the convertible debentures which have since been converted (see Note 3).

The credit for income taxes in the three months ended March 31, 1998 was at a rate of 33.7% compared to 38.4% in the March 31, 1997 quarter primarily because a portion of the common stock option adjustment in the 1998 quarter is not deductible for tax purposes.

Loss from continuing operations was $43,350,000, $1.62 per share, in the quarter ended March 31, 1998 compared with a loss from continuing operations of $2,381,000, $0.10 per share, in the quarter ended March 31, 1997. The March 31, 1998 loss from continuing operations included an after-tax charge of $39,917,000, $1.49 per share, related to WMS common stock option adjustment. After excluding this charge, the current year third quarter loss from continuing operations increased over the prior year third quarter loss by $1,052,000, $0.03 per share, primarily due to the higher pinball and novelty segment operating loss.


Nine Months Ended March 31, 1998 Compared With
Nine months Ended March 31, 1997

Consolidated revenues increased to $63,943,000 in the nine months ended March 31, 1998 from $52,247,000 in the nine months ended March 31, 1997. Gaming revenues increased $11,862,000 from the prior year. The majority of gaming revenues for the nine months ended March 31, 1998 were from the sale of multigame video gaming devices and a recently introduced model of reel type slot machine while the majority of prior nine month revenues were from the sale of video lottery terminals and revenue from the sale of certain reel type slot machines that the Company is currently prohibited from selling due to court decisions which are now on appeal. Pinball and novelty revenues decreased by $166,000 as compared to the prior year nine months due to decreased industry-wide demand for the current generation of pinball games.

Consolidated gross profit increased to $15,425,000 in the nine months ended March 31, 1998 from $11,643,000 in the nine months ended March 31, 1997 due primarily to increased gaming revenues.

Consolidated operating loss, excluding the WMS common stock option adjustment of $59,890,000 recorded in the current year nine months and the provision of $61,925,000 relating to patent litigation recorded in the prior year nine months, increased to $15,384,000 in the nine months ended March 31, 1998 from an operating loss $12,738,000 in the nine months ended March 31, 1997. Pinball and novelty segment operating loss increased by $1,206,000 primarily because of the lower gross profit on lower revenues. Gaming segment operating loss increased by $1,645,000, notwithstanding the $4,604,000 increase in gross profit, because of increased research and development expense incurred for further development of new gaming products as well as higher selling, administrative and service expenses required for the anticipated growth in the business.

The decrease in interest and other income and expense - net was primarily due to interest earned in the current nine month period does not include interest earned on the dividend note receivable that was in the nine months ended March 31, 1997 as well as the March 31, 1998 nine months includes certain costs related to the convertible debentures redemption. Interest expense decreased by $2,698,000 in the nine months ended March 31, 1998 as compared to the prior year nine months primarily because of the conversion of the debentures - see Note 3.

The credit for income taxes in the nine months ended March 31, 1998 was at a rate of 34.1% compared to 39.3% in the nine months ended March 31, 1997 primarily because a portion of the common stock option adjustment in the 1998 period is not deductible for tax purposes.

Loss from continuing operations was $47,841,000, $1.84 per share, in the nine months ended March 31, 1998 compared with a loss from continuing operations of $44,600,000, $1.84 per share, in the nine months ended March 31, 1997. The March 31, 1998 loss from continuing operations included an after-tax charge related to WMS common stock option adjustment of $39,917,000, $1.54 per share, and the March 31, 1997 loss from continuing operations included an after-tax charge related to gaming patent litigation of $37,361,000, $1.54 per share. Excluding these charges, the current year loss from continuing operations increased by $685,000 primarily because of the higher operating loss.

                                    PART II
                               OTHER INFORMATION


Item 1.   Legal Proceedings

The information concerning the patent litigation between WMS Gaming Inc. ("WGI") and International Game Technology ("IGT") as set forth in "Item 3. Legal Proceedings" in Registrant's Report on Form 10-K for the year ended June 30, 1997 ("1997 10-K") is incorporated herein by this reference. Capitalized terms used and not otherwise defined herein shall have the same meanings as ascribed to such terms in the 1997 10-K.

On February 28, 1997, the Federal District Court for the Northern District of Illinois ("Trial Court") entered judgment in favor of IGT and against WGI in the amount of $32,845,189 in the Model 400 slot machine action. The Trial Court disposed of a post-judgment motion on October 1, 1997. WGI filed a notice of appeal on October 20, 1997. A bond having been previously filed by WGI, enforcement of the money judgment has been stayed pending the disposition of the appeal. The appeal is now pending before the United States Court of Appeals for the Federal Circuit.

On November 26, 1996, IGT commenced an action against WGI in the Trial Court seeking a judgment declaring that WGI's Model 401 slot machine also infringes the Telnaes patent (the "Model 401 Action"). The complaint seeks a preliminary and permanent injunction and treble damages. On December 18, 1996, the Trial Court granted IGT's motion for a preliminary injunction and enjoined WGI from manufacture, use and sale of the Model 401 slot machine. On April 10, 1997, WGI filed with the Trial Court a motion to vacate the preliminary injunction based upon newly discovered evidence. On May 5, 1998, the Trial Court denied the motion to vacate the preliminary injunction. WGI filed a notice of appeal on May 7, 1998. The appeal of the preliminary injunction order is now pending before the United States Court of Appeals for the Federal Circuit.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

See Item 4 below


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Annual Meeting of Stockholders of the Company was held on January 27, 1998. The matters submitted to a vote of the Company's stockholders were (1) the election of eight members to the Board of Directors; (2) the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 60,000,000 to 100,000,000; and (3) the ratification of the appointment of Ernst & Young LLP as independent auditors for the 1998 fiscal year.

The voting results of the Company's stockholders were as follows:

(1) The Company's stockholders re-elected each of the eight incumbent directors, as follows:


     Nominee                            For                 Withheld
     -------                        ----------              ---------
     William C. Bartholomay         23,258,896              2,525,240
     Kenneth J. Fedesna             23,260,801              2,523,335
     William E. McKenna             23,255,580              2,528,556
     Norman J. Menell               23,260,468              2,523,668
     Louis J. Nicastro              23,252,973              2,531,163
     Neil D. Nicastro               23,258,973              2,525,163
     Harvey Reich                   23,257,504              2,526,632
     Ira S. Sheinfeld               22,956,654              2,827,482

(2) Stockholders voted 22,183,151 shares (86.03% of the shares represented at the meeting) in favor of the ratification of the amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock; 3,574,235 shares (13.86% of the shares represented at the meeting) voted against approval; 26,750 (0.11% of the shares represented at the meeting) abstained from voting or were unmarked and not voted.

(3) Stockholders voted 25,689,460 shares (99.63% of the shares represented at the meeting) in favor of the ratification of the appointment of Ernst & Young LLP as independent auditors for the 1998 fiscal year; 60,644 shares (0.24% of the shares represented at the meeting) voted against approval; 34,032 (0.13% of the shares represented at the meeting) abstained from voting or were unmarked and not voted.

Item 6.  Exhibits and Reports on Form 8-K

(a)  LIST OF EXHIBITS:

     Exhibit 3.1 Certificate of Amendment to the Certificate of Incorporation of WMS Industries Inc., as filed with the Secretary of State of the State of Delaware on February 25, 1998

     Exhibit 4.1 Form of Rights Agreement, dated as of March 5, 1998, between the Registrant and The Bank of New York, as rights agent (incorporated herein by reference to the Form 8-A (File No. 1-8300) filed with the Securities and Exchange Commission on March 25, 1998)

     Exhibit 10.1 Severance Agreement, dated March 5, 1998, between the Registrant and Neil D. Nicastro (incorporated herein by reference to the Form 8-K (File No. 1-8300) filed with the Securities and Exchange Commission on April 17, 1998)

     Exhibit 10.2 Consulting Agreement, dated March 5, 1998, between the Registrant and Neil D. Nicastro (incorporated herein by reference to the Form 8-K (File No. 1-8300) filed with the Securities and Exchange Commission on April 17, 1998)


     Exhibit 27     Financial Data Schedule


(B)  REPORTS ON FORM 8-K:

     A report on Form 8-K was filed with the Securities and Exchange Commission on March 6, 1998 reporting an Item 5 ("Other Events") event and an Item 7 ("Financial Statements, Proforma Financial Statements and Exhibits") exhibit.

                              WMS INDUSTRIES INC.
                                _______________

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WMS INDUSTRIES INC.




Dated:  May 12, 1998               By:  /S/ Harold H. Bach, Jr.
                                   ----------------------------
                                            Harold H. Bach, Jr.
                                            Vice President-Finance
                                            Principal Financial and
                                            Chief Accounting Officer

                               INDEX TO EXHIBITS


  EXHIBIT.     DESCRIPTION.
  --------     ------------

  Exhibit 3.1 Certificate of Amendment to the Certificate of Incorporation of WMS Industries Inc., as filed with the Secretary of State of the State of Delaware on February 25, 1998

  Exhibit 27   Financial Data Schedule