Form 10-K
period 1998-06-30
WMS INDUSTRIES INC /DE/
filed 1998-09-25
CIK 350077

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 1-8300

                              WMS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-2814522
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
       incorporation or organization)

3401 NORTH CALIFORNIA AVE., CHICAGO, ILLINOIS                      60618
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (773) 961-1111

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

Stock Purchase Rights pursuant to Rights Agreement              New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                No
   -----                -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 27,849,495 shares of Common Stock held by non-affiliates of the registrant on September 15, 1998 was $193,206,000. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. Such exclusion should not be deemed an admission that such individuals are affiliates of the registrant. On such date, the number of shares of Common Stock outstanding (excluding 52,312 shares held as treasury shares) was 27,986,750 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                                                PART
                                                                ----
Annual Report to Stockholders of Registrant for the fiscal
  year ended June 30, 1998..................................  I, II, IV


================================================================================

                                     PART I

     This Annual Report on Form 10-K contains forward looking information and describes the beliefs of WMS Industries Inc. (the "Company" or "WMS") concerning future business conditions and the outlook for the Company based on currently available information. Wherever possible, the Company has identified these forward looking statements by words such as "anticipates," "believes," "estimates," "expects" and similar expressions. These forward looking statements are subject to risks and uncertainties which could cause the Company's actual results or performance to differ materially from those expressed in these statements. These risks and uncertainties include the following: the Company's loss from continuing operations, the financial strength of the gaming and amusement games industries, the expansion of legalized gaming into new markets, the ability of the Company to qualify for and maintain licenses and approvals from the governing bodies having jurisdiction over the Company's gaming machine business, the ability of the Company to develop new technologies on a timely basis and to design, introduce and market successful new game titles, the success of planned advertising, marketing and promotional campaigns and the outcome of certain legal proceedings to which the Company is a party, as well as the items set forth under "Item 1. Business -- Factors Affecting Future Performance." The Company assumes no obligation to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Discussions containing such forward looking statements may be found in the materials set forth under "Item 1. Business -- The Company," "-- Operations" and "-- Factors Affecting Future Performance" and "Item 3. Legal Proceedings" contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's 1998 Annual Report to Stockholders (the "1998 Annual Report").

ITEM 1. BUSINESS.

                                  THE COMPANY

     WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. The Company's principal executive offices are located at 3401 North California Avenue, Chicago, Illinois 60618, telephone number (773) 961-1111. During fiscal year 1998 the Company, through its subsidiaries and affiliates, was engaged in the design, manufacture and sale of slot/video gaming machines and video lottery terminals ("Gaming"), coin-operated pinball and novelty games and wooden cabinets for coin-operated games ("Pinball, Novelty and Cabinets") and the contract manufacture of video games ("Contract Manufacturing").

     Until April 6, 1998, the Company also engaged in the design, distribution and sale of interactive entertainment software played in both the coin-operated and home markets through its subsidiary, Midway Games Inc. ("Midway"). On such date, the Company distributed to its stockholders through a dividend (the "Distribution") all of the shares of common stock of Midway owned by the Company, which shares constituted 86.8% of the outstanding stock of Midway. On October 29, 1996, Midway completed an initial public offering of 5,100,000 shares of Midway common stock (the "Offering"), which comprised the remaining 13.2% of Midway shares. The Distribution provided the Company's stockholders with 1.19773 shares of Midway common stock for each owned share of the Company's common stock, par value $.50 ("Common Stock"). Fractional shares were sold and the net proceeds thereof paid in cash. The distribution ratio reflected 27,886,021 shares of Common Stock outstanding on the record date for the Distribution. On the date of the Distribution, the Company's rights plan became effective. See "The Distribution" below.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Distribution, which was proposed during 1997, split the Company and Midway into two independent public corporations. Accordingly, the financial position, results of operations and cash flows of the Company's video games business segment are reported as discontinued operations in the 1998 Annual Report. The Company's businesses are reported in the following three industry segments: (i) Gaming; (ii) Pinball, Novelty and Cabinets; and (iii) Contract Manufacturing. Financial information for the years ended June 30, 1998,

1997 and 1996 with respect to these segments appears at Note 16 of the Notes to Consolidated Financial Statements in the 1998 Annual Report, which information is incorporated herein by reference.

                                   OPERATIONS

GENERAL

     During the fiscal year ended June 30, 1998, the Company was a designer, manufacturer and marketer of gaming equipment, pinball and novelty games and wooden cabinets for coin-operated games and a contract manufacturer of coin-operated video games. The Gaming business segment is conducted through the Company's subsidiary, WMS Gaming Inc. ("WGI") which markets its products under the Williams(TM) and WMS Gaming(TM) trademarks. The Pinball, Novelty and Cabinets business segment is conducted through its subsidiaries Williams Electronics Games, Inc. ("Williams" or "WEG") and Fun House Games Inc. ("Fun House Games") which market products under the Bally(R), FunHouse(R) and Williams(R) trademarks and the Company's subsidiary, Lenc-Smith Inc. ("Lenc-Smith"). The Contract Manufacturing business segment is conducted through WEG.

GAMING

     Slot/Video Gaming Machines: The Company has designed, developed and manufactured a series of gaming machines for casinos located in established gaming jurisdictions, including jurisdictions permitting land based casinos and casino gaming on riverboats and in casinos owned by Native American nations, as well as in government sponsored gaming jurisdictions such as Canada. The Company's newest generation of slot machines integrates video or dotmatrix animation with traditional games to create a "game within a game" for longer, more exciting play. As they play the primary slot game and achieve certain milestones, players move on to play a secondary game for additional bonus credits. The secondary game gives players a sense of "investment" in the game which contributes to player interest and extended play. The Company's newest reel machines include Jackpot Party, X-Factor, Top Cat, Pharaoh's Fortune, Big Bang Piggy Bankin' and Winning Streak. Each of these games features engaging and entertaining themes. With the special Dotmation dotmatrix animation features, a player's game experience is enhanced with animated sequences of mermaids diving into the ocean or genies emerging from magic lamps to present the top awards. Like all Williams games, these reel slots feature high-end sound, utilizing the Company's proprietary Digital Compression System ("DCS"), and exciting glass designs and visuals. At the September 1998 World Gaming Congress Exposition, the Company expects to introduce at least eight new reel spinning games and six new video gaming devices -- all with new themes and graphics.

     The Company's innovations in video technology have given rise to some of the industry's leading video gaming device concepts which utilize second-screen bonusing features, including Reel 'Em In, Filthy Rich, Boom!, Jackpot Party and Life of Luxury. These games are designed to attract players with greater visual excitement through state-of-the art graphics and bigger monitors, high-end DCS sound and engaging game themes. With the Company's multi-game Multi-Pay Plus, the Company premiered an innovative cabinet design that accommodates a bigger, high-resolution monitor in the same footprint of games with smaller, low resolution monitors. Both the upright 17" and slant-top 19" versions of the game incorporate this new cabinet design. Multi-Pay Plus offers the player a varied menu of games on a single machine, including video poker, keno, blackjack and video reel games. The Williams video gaming devices feature enhanced viewing through high-resolution 19" or 17" monitors which vividly display digitized images in up to 256 colors simultaneously as well as compact-disc quality digitally produced sound effects and music. These devices accept both coins and bills in varying denominations via an electronic coin validator or high-security bill validator to ensure a high-level of fraud protection. Reel 'Em In, Filthy Rich, Boom!, Jackpot Party and Life of Luxury also utilize the same superior cabinet design with a clever recreational fishing theme, farming theme, Fourth of July picnic theme, festive party theme and material extravagance theme, respectively.

     The Company is authorized to sell its gaming machines in Arizona, Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Missouri, Minnesota, Mississippi, Montana, Nevada,

New Jersey, New Mexico, North Dakota, Oregon, Rhode Island, South Dakota, West Virginia and Wisconsin. The Company is also authorized to sell its gaming machines directly or through distributors in certain foreign jurisdictions and to several Native American nations.

     See "Item 3. Legal Proceedings" with respect to certain patent litigation between the Company and International Game Technology involving reel-type slot machines.

     Video Lottery Terminals: WGI markets video lottery terminals ("VLT" or "VLTs") under the Williams(TM) and WMS Gaming(TM) trademarks. VLTs, purchased, leased or operated on a revenue sharing basis by state lottery agencies to increase lottery revenues, offer a wide selection of exciting, menu-driven games, including poker, keno, blackjack and video slot games. The Williams VLTs feature enhanced viewing through high-resolution 19" or 17" monitors which vividly display digitized images in up to 256 colors simultaneously as well as compact-disc quality digitally produced sound effects and music. Game selection and play are initiated by lightly touching a touch screen attached to the monitor. VLTs accept both coins and bills in varying denominations via an electronic coin validator or high-security bill validator to ensure a high-level of fraud protection. All money handling and storage compartments, as well as the long-life, programmable printer, are secured with heavy duty, multiple barrel locks which are accessed separately. A heavy gauge steel cabinet and innovative drip system protect internal components. Williams VLTs are equipped with built-in, self diagnostic software to identify problem areas and to record electronically all aspects of machine operation, including game play, wagering/payout data and physical breaches such as opening doors, removing currency, accessing the central processor and disconnecting the power source. Extensive information storage capacity allows for periodic telephone polling by the central computer or on-line, real time monitoring. Williams VLTs communicate with mainframe central site computers and retail validation terminals through internal modems, master/slave configurations and fiber optic connections.

     The Williams Multi-Magic VLT, successor to the popular Midas Touch VLT, is available in three different model configurations -- one of which provides unique player comfort through a combination of a slant-top playing surface and built-in seating. VLTs represent a source of revenue for jurisdictions in addition to taxes and may be operated as stand-alone units or may interface with central monitoring computers operated by governmental agencies. WGI is currently approved as a manufacturer of VLTs in Delaware, Oregon, Rhode Island and West Virginia, and the Canadian Provinces of Alberta, New Brunswick, New Foundland and Nova Scotia.

PINBALL, NOVELTY AND CABINETS

     Pinball Games: Based on industry awards with respect to the Company's coin-operated pinball games and the number of such games sold in comparison to its competitors, the Company believes it is the world's leading manufacturer of pinball games, producing pinball games under both the Williams and Bally trade names. Coin-operated pinball games utilize electromechanical devices such as flippers to propel steel balls on an intricately designed playing field. These games are generally designed by members of the Company's internal design staff but may be designed by outside consultants. During fiscal 1998, the Company introduced four new pinball game models -- two for the Williams product line and two for the Bally product line. In fiscal 1998, four of the Company's pinball games received American Amusement Machine Association ("AAMA") Silver and Gold Sales Achievement Awards. In addition, the Amusement and Music Operators Association ("AMOA") named the Company's The Adams Family Most Played Pinball Game at its Fall 1997 trade show. Williams and Bally pinball games have received three nominations for Most Played Pinball Game to be decided at the Fall 1998 trade show.

     Shuffle-Alley and Novelty Games: Shuffle-alley games offer a simulation of bowling with varied scoring options. During fiscal 1996, the Company introduced League Champs, its most recent version of shuffle alley. Coin-operated novelty redemption games dispense tickets when a certain level of skill is achieved. Such games comprise a large proportion of games located in family entertainment centers. Tickets won may be redeemed by the player for merchandise of nominal value. The Company did not introduce any new novelty games in fiscal 1998. In fiscal 1997, the Company introduced Aaahh!! Real Monsters based on the popular children's cartoon. During fiscal 1996, the Company established Fun House Games to develop and market novelty games. Additional novelty games introduced in fiscal 1996 were Safecracker and Ticket-Tac-Toe.

     Cabinets: Lenc-Smith sells wooden pinball cabinets to WEG and wooden cabinets and other wooden products to Midway, pursuant to a Cabinet Supply Agreement, and to other companies from time to time, primarily for coin-operated video games. See "Item 13. Certain Relationships and Related Transactions -- Relationship with Midway -- Cabinet Supply Agreement."

     Due to an industry wide decline in demand for pinball games in recent years, the Company determined to downsize its Pinball, Novelty and Cabinets segment operations in fiscal 1996. See Note 4 to the Notes to Consolidated Financial Statements contained in the 1998 Annual Report.

CONTRACT MANUFACTURING

     The Company manufactures coin-operated video games and kits for Midway pursuant to the Manufacturing Agreement described under the heading "Item 13. Certain Relationships and Related Transactions -- Relationship with
Midway -- Manufacturing Agreement." From time to time, the Company may also perform contract manufacturing for other parties.

                               BUSINESS STRATEGY

GENERAL

     The Company's overall business strategy is to increase both market share and profitability by offering an expanding library of high-earning games for each key segment of the market. The Company intends to accomplish this by building on the Company's track record of creating the most innovative, entertaining games available and by increasing sales penetration in major markets. The Company utilizes the creative talents of 89 experienced game designers organized in teams comprised of programmers, artists and mechanical and electrical engineers.

GAMING

     The Williams slot machine and video gaming device lines offer casinos a variety of game themes, all with original soundtracks, art and varying paytables. The Company's Gaming machines emphasize innovation, reliability, price and player appeal all of which are expected to translate into substantial earnings for casino owners. The Company's new gaming machines have more advanced technological features than its existing machines which are expected to elevate excitement for end-users.

PINBALL, NOVELTY AND CABINETS

     During fiscal 1997, the Company completed a downsizing of its pinball design and manufacturing operations as a result of the industry-wide decline in demand for pinball games. Notwithstanding this market contraction, the Company believes it will be able to maintain its share of the worldwide pinball games market as a result of its leadership in design and engineering which is evidenced by the continued annual achievement awards bestowed by the AMOA and AAMA. Such leadership enables the Company to offer its distributors a variety of innovative pinball games which result in greater operator profit through increased player interest, mechanical reliability and serviceability. The Company's design and engineering staff has been the industry leader in innovations such as music and other sound effects, multi-level playing fields, multi-ball releases and in reliability improvements such as solid state technology and sophisticated diagnostic testing to quickly locate any malfunction. In the past, the Company has generally introduced eight new pinball machines per year in order to sustain player interest while spreading research, development and manufacturing expenses to maintain competitive pricing. However, as a result of the Company's decision to downsize the Pinball, Novelty and Cabinets segment, the Company introduced four models during fiscal 1997, four models in fiscal 1998 and expects to introduce four games in fiscal 1999.

CONTRACT MANUFACTURING

     Contract manufacturing for Midway is conducted pursuant to the Manufacturing Agreement. The Company does not currently plan to seek additional manufacturing contracts. From time to time, however, the Company may perform contract manufacturing for other parties.

                           MARKETING AND DISTRIBUTION

     Slot/Video Gaming Machines. The slot/video machine market is composed of casinos located in hotels and other establishments, riverboats, in Native American nations and on cruise ships. Casinos feature gaming as their primary attraction. Gaming machines designed for the casino market are normally sold directly to the casino and on occasion they may be sold to or through casino management companies or through specialized gaming machine distributors. Sales may be made in return for full payment or financed through machine revenue as well as provided on a revenue-sharing basis. The Company employs 12 sales personnel in offices in several United States locations and retains two sales/service consultants for the Canadian market.

     Video Lottery Terminals. The VLT market is different from both the casino market and the traditional lottery market. Most VLTs are located in places where gaming is not the principal attraction. In certain jurisdictions, VLTs are privately owned either by the owners of the establishments in which the terminals are placed or by route operators or distributors who contract with establishment owners to install, service and maintain the terminals. In other jurisdictions, VLTs may be owned by or leased to the government or its appointed agent or may be provided by the Company to the governmental agency on a revenue-sharing basis.

     Pinball and Novelty Games. Coin-operated pinball and novelty games are sold under the Williams, Bally and Fun House trademarks. Pinball and novelty games are marketed through approximately 53 independent distributors worldwide. Distributors sell these products to operators who own and operate the machines and place them in amusement arcades, restaurants, taverns, convenience stores and movie theaters. Distributors are primarily responsible for the sale and distribution of these products in designated territories and are generally expected to provide replacement parts and service and to arrange for installment financing. It is customary for distributors of the Company's novelty games also to distribute games produced by other manufacturers. However, the appointment of distributors of the Company's pinball games are generally made on an exclusive basis. Pinball and novelty games are marketed through trade shows, promotional videotapes and advertising in trade publications.

     Export Sales. Export sales of the Company's products, primarily of pinball games to Western Europe, were approximately $24.4 million (25.0% of total revenues) for the fiscal year ended June 30, 1998 compared with $33.7 million (44.0% of total revenues) for the fiscal year ended June 30, 1997 and $41.4 million (44.0% of total revenues) for the fiscal year ended June 30, 1996. Substantially all foreign sales are made in United States dollars and, therefore, the Company is not generally subject to the risk of fluctuation of the value of foreign currencies in relation to the dollar.

     Customers/Distributors. In the fiscal year ended June 30, 1998, no one customer accounted for greater than 10% of revenues of the Company. However, Nova Games Import-Export GmbH & Co. KG and affiliates accounted for approximately 16.0% ($12.1 million) of the Company's total revenues for fiscal 1997 and 15.0% ($14.0 million) of the Company's total revenues for fiscal 1996. In the opinion of the Company, while the loss of a single distributor could temporarily affect the distribution of a particular model, it would not have a material adverse effect on the business of the Company. In any such event, the Company believes it could make arrangements with alternate distributors for the distribution of the Company's products.

                                 MANUFACTURING

     The Company's products are manufactured in its factories in Illinois. Effective as of July 1, 1996 and in connection with the Offering, Midway and the Company entered into a Manufacturing and Services Agreement dated as of July 1, 1996 (the "Manufacturing and Services Agreement") pursuant to which, among other things, the Company continued to manufacture Midway's coin-operated video games. Effective as of April 6, 1998, in connection with the Distribution, Midway and the Company and/or certain of its subsidiaries entered into various agreements, including, among others, the Manufacturing Agreement and a Cabinet Supply Agreement dated as of April 6, 1998 (the "Cabinet Supply Agreement") pursuant to which the Company continues to manufacture Midway's coin-operated video games and cabinets therefor. Effective April 6, 1998, the Manufacturing Agreement superseded the Manufacturing and Services Agreement. For a description of the Manufacturing and Services Agreement, the Manufacturing Agreement and the Cabinet Supply Agreement, see "Item 13. Certain Relationships and Related Transactions". The Company believes its facilities are adequate for its current and planned production needs. Production is generally based on advance purchase orders from Midway with respect to Contract Manufacturing, from governmental agencies with respect to VLT's and from distributors or Midway with respect to Pinball, Novelty and Cabinets.

     As a result of the patent litigation, the Company was enjoined from manufacturing or selling certain older models of its reel-type slot machines. Consequently, the Company has a significant inventory of potentially excess and unusable slot machines of such particular models that are written down to the cost of salvageable parts therein. See "Item 3. Litigation" and "Note 13:
Litigation" contained in the Company's Consolidated Financial Statements in the 1998 Annual Report.

     The Company believes that it is not meaningful to compare backlog orders at the end of fiscal years since the amount of backlog orders varies from the beginning to the end of a normal two- to three-month production process of a coin-operated game and during the on-going production process for certain models of gaming equipment which can extend over a period of years.

     Slot machines are warranted for a period of 90 days; VLTs are warranted for a period of up to one year; and most pinball and novelty games are warranted for a period of 60 to 90 days. No substantial costs have been incurred by the Company in connection with such warranties.

     The raw materials used in manufacturing the Company's products include various metals, plastics, wood and glass obtained from numerous sources of supply. In addition, numerous component parts, including electronic subassemblies and video monitors, are purchased from suppliers. Wood cabinets for amusement games are manufactured by the Company's subsidiary, Lenc-Smith, as well as by outside suppliers. The Company believes that the sources of supply of component parts and raw materials are adequate and that substitute sources of materials are available.

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

INTELLECTUAL PROPERTY LICENSES

     While the Company primarily seeks to develop original proprietary games, certain of the Company's games and gaming devices are based on properties licensed from third parties, such as Hasbro, Inc. and the National Basketball Association. Typically, the Company is obligated to make certain minimum guaranteed royalty payments over the term of the license and to advance payment against such guarantees. License agreements generally extend for a term of two to three years, are terminable in the event of material breach (including failure to pay any amounts owing to the licensor in a timely manner) by the Company and certain other events, and, in some cases, are renewable upon payment of certain minimum guarantees or the attainment of specified sales levels during the term of the license. Certain licenses are limited to specific territories. Each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products.

PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each slot/video gaming machine and pinball and novelty game title may embody a number of separately-protected intellectual property rights, including trademarks, copyrights and patents. See "Item 3. Legal Proceedings" with respect to certain patent litigation between the Company and International Game Technology involving certain older models of reel-type slot machines.

                             GOVERNMENT REGULATION

GENERAL

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

     WGI has obtained the required regulatory licenses to manufacture and sell its products to land based casinos, riverboats, racetracks, lotteries and Native American casinos in the following domestic gaming jurisdictions: Arizona, Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Kansas, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, North Dakota, Oregon, Rhode Island, South Dakota, West Virginia, Wisconsin, Bad River Band of Chippewa, Bay Mills Indian Community, Chitimacha Tribe of Louisiana, Coushatta Tribe of Louisiana, Fond du Lac Band of Lake Superior Chippewa, Fort McDowell Mohave-Apache Indian Community, Grand Portage Band of Chippewa, Grand Traverse Band of Ottawa & Chippewa Indians, Hannahville Indian Community, Ho-Chunk Nation, Lac du Flambeau Band of Lake Superior Chippewa Indians, Lac Vieux Desert Band of Lake Superior Chippewa Indians, Leech Lake Band of Chippewa, Lower Sioux Indian Community, Mashantucket Pequot Tribe, Menominee Indian Tribe of Wisconsin, Mille Lacs Band of Ojibwe Indians, Mississippi Band of Choctaw Indians, Mohegan Tribe of Indians, Omaha Tribe of Nebraska, Oneida Tribe of Indians of Wisconsin, Prairie Band of Potawatomi Nation, Prairie Island Indian Community, Pueblo of Isleta, Pueblo of Santa Ana, Pueblo of Tesuque, Red Cliff Band of Lake Superior Chippewa, Red Lake Band of Chippewa Indians, Sac & Fox Tribe of Mississippi in Iowa, Sault Ste. Marie Tribe of Chippewa Indians, Shakopee Mdewakanton Sioux (Dakota) Community, Sisseton Wahpeton Sioux Tribe, Spirit Lake Sioux Tribe, St. Croix Chippewa Indians of Wisconsin, Standing Rock Sioux Tribe, Tunica-Biloxi Tribe of Louisiana, Upper Sioux Community, Ute Mountain Ute Tribe, White Earth Nation, White Mountain Apache Tribe, Yavapai-Apache Nation.

     WGI is also licensed in the Canadian provinces of Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Ontario, Quebec and Saskatchewan, and in the Bahamas, Greece and Puerto Rico.

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

     The Nevada Commission may investigate any individual who has a material relationship to, or material involvement with, the Company or the Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a licensee. Officers, directors and certain key employees of the Gaming Subsidiaries must file license applications with the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in activities of the Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or license, the Nevada Commission has jurisdiction to disapprove a change in a corporate position.

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

NEW JERSEY REGULATION

     The manufacture, distribution, and operation of gaming machines in New Jersey are regulated by the New Jersey Casino Control Commission (the "New Jersey Commission") pursuant to the New Jersey Casino Control Act and the regulations of the New Jersey Commission promulgated thereunder (collectively, the "New Jersey Act"). Under the New Jersey Act, a company must be licensed as a gaming related casino service industry ("CSI"), or fulfill other requirements, in order to manufacture or distribute gaming machines. In order for a CSI license to be issued or maintained, certain directors, officers, key employees and owners of a company must be found by the New Jersey Commission to possess by clear and convincing evidence good character, honesty, integrity and financial stability.

     WGI has been issued a CSI license by the New Jersey Commission. This license was issued for a two-year period and, upon proper application and satisfaction of the same requirements for the initial issuance of a license, may be renewed for four-year periods. However, the New Jersey Commission has the discretion to suspend, revoke, or refuse to renew a license if a licensee fails to continue to satisfy the requirements for licensure or violates the New Jersey Act.

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

FEDERAL REGISTRATION

     Any subsidiaries of the Company that are involved in gaming activities are required to register annually with the United States Department of Justice, Criminal Division, in connection with the sale, distribution or operation of Gaming. The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver or receive gaming machines, gaming machine type devices and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. The Company is required to register and renew its registration annually. The Company has complied with such registration requirements. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

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

NATIVE AMERICAN GAMING REGULATION

     Numerous Native American tribes have become engaged in or have licensed gaming activities on Indian lands as a means of generating tribal governmental revenue. The Company manufactures and supplies gaming equipment for Native American tribes. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, the Indian Gaming Regulatory Act of 1988

("IGRA"), which is administered by the National Indian Gaming Commission (the "NIGC") and the Secretary of the U.S. Department of the Interior (the "Secretary"), and also may be subject to the provisions of certain statutes relating to contracts with Native American tribes, which are administered by the Secretary. As a precondition to gaming involving gaming machines, IGRA requires that the tribe and the state enter into a written agreement (a "tribal-state compact") that specifically authorizes such gaming, and that has been approved by the Secretary, with notice of such approval published in the Federal Register. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors and shareholders of gaming equipment suppliers. Under IGRA, tribes are required to regulate all commercial gaming under ordinances approved by the NIGC. Such ordinances may impose standards and technical requirements on main hardware and software and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors and shareholders.

REGULATORY CHANGES AND LICENSE STATUS

     The laws and regulations of the numerous jurisdictions, foreign and domestic, in which the Company and its Gaming Subsidiaries do business are subject to change from time to time. In addition, the license status of the Company and its Gaming Subsidiaries with respect to these jurisdictions is subject to change. The information set forth in this Annual Report on Form 10-K represents the most current available at the time of filing. Thus far the Company has never been denied any such necessary governmental licenses, permits or approvals. No assurances, however, can be given that such required licenses, permits or approvals will be given or renewed in the future.

                                  COMPETITION

     The Gaming and Pinball, Novelty and Cabinets businesses are intensely competitive and are characterized by the continuous introduction of new titles and the development of new technologies. The ability of the Company to compete successfully in these markets is based, in large part, upon its ability to select and develop new products, to identify and obtain rights to commercially marketable intellectual properties and to adapt its products for use with new technologies. In addition, successful competition is also based upon price, product enhancements, new product introductions, marketing support and distribution systems. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development than those of the Company.

     The Company believes that it is a leading manufacturer of slot/video gaming machines and VLTs and the world's leading manufacturer of coin-operated pinball games. In the slot/video gaming machine market, the Company competes with International Game Technology, Alliance Gaming Corp., Sigma Game, Inc., Casino Data Systems, Inc., Video Lottery Consultants, Inc., Silicon Gaming, Inc., Atronics, Inc. and Aristocrat, Inc. In the VLT market, the Company competes primarily with International Game Technology, G-Tech and Video Lottery Consultants, Inc., each based in the United States, and Spielo, based in Canada. See "Item 3. Legal Proceedings" with respect to certain patent litigation between the Company and International Game Technology involving certain older models of reel-type slot machines. In the coin-operated pinball game market, the Company competes with Sega Pinball. See "Factors Affecting Future
Performance -- Competition" below.

     During the term of the Manufacturing Agreement, WMS will not experience competition for the manufacture of Midway's coin-operated video games; however, the Manufacturing Agreement may be terminated on six months' notice. Midway may, at any time, seek and accept superior competing third-party bids for cabinets under the Cabinet Supply Agreement. No assurance can be given that Midway will continue to employ the Company's services and keep these agreements in effect.

                    DESIGN, RESEARCH AND PRODUCT DEVELOPMENT

     The gaming equipment and pinball and novelty games which are sold by the Company may be designed by members of its internal design staff or by independent designers under contract to the Company. Cabinets are made to customer specifications, and manufacturing under the Manufacturing Agreement is based on Midway's designs and specifications. The Company also evaluates coin-operated games designed by others with a view toward obtaining licenses authorizing it to manufacture and sell such games as well as for purposes of performing the contract manufacture of such games for sale under the trademarks of others. The Company currently employs approximately 89 persons in its research and product development departments. During the fiscal years ended June 30, 1998, 1997, and 1996, approximately $12,908,000, $12,882,000 and
$13,436,000, respectively, were expended on research and development with respect to the Company's Gaming and Pinball, Novelty and Cabinets businesses.

                                  SEASONALITY

     None of the Company's business segments has historically been seasonal, but quarterly revenues and net income usually increase when a coin-operated gaming machine, pinball game or novelty game that achieves significant player appeal is introduced.

                                   EMPLOYEES

     At June 30, 1998, the Company employed approximately 1,100 persons. Approximately 550 of such employees were represented by the International Brotherhood of Electrical Workers (the "IBEW") and approximately 145 of such employees were represented by the United Furniture Workers union (the "UFW"). Collective bargaining agreements with the IBEW relating to the Chicago and Waukegan, Illinois manufacturing facilities both expire June 30, 2000. The collective bargaining agreement with the UFW relating to the Cicero, Illinois manufacturing facility owned by Lenc-Smith expired June 30, 1998, and the Company is currently in negotiations with the UFW to renew such agreement. Non-salaried Lenc-Smith employees are currently on strike, but the Company does not believe that the strike will have an adverse effect on the Company's business, as the Company has been purchasing cabinets from alternative suppliers. The Company believes that its relations with its other employees are satisfactory.

                                THE DISTRIBUTION

     In addition to the Company's businesses, the Company previously, through Midway and Midway's subsidiaries and affiliates, designed, published and marketed interactive entertainment software played in both the coin-operated and home markets. On April 6, 1998, the Company distributed to its stockholders through a dividend all of the Midway common stock which it owned, which stock represented 86.8% of the outstanding common stock of Midway. The Distribution provided the Company's stockholders with 1.19773 shares of Midway common stock for each share of Common Stock held by such stockholders on the Distribution record date of March 31, 1998. Fractional shares were sold and the net proceeds thereof paid in cash. The distribution ratio reflected 27,886,021 shares of Common Stock outstanding on March 31, 1998. The Company first announced its intentions to complete the Distribution on August 11, 1997. On the date of the Distribution, pursuant to the Company's Stock Option Plans, the stock options held by directors, officers and other employees of the Company were adjusted, and adjustment payments were made to holders of such options. See "Item 11. Executive Compensation."

     The financial position, results of operations and cash flows of Midway are reported as discontinued operations in the 1998 Annual Report.

     In November 1997, the Board of Directors adopted a rights plan pursuant to the Rights Agreement dated as of March 5, 1998 between the Company and The Bank of New York, as Rights Agent, which became effective on the date of the Distribution. The Rights Agreement provides that one preferred stock purchase right (a "Right") will attach to each share of the Common Stock issued. The Rights will expire at the close of business on April 6, 2007 unless previously redeemed by the Company for nominal consideration prior to exercisability. The Rights will not be exercisable, transferable separately or trade separately from the shares of Common Stock, until (a) the tenth business day after the date of a public announcement that a person or group is an "Acquiring Person" or (b) the tenth business day (or such later day as the Board, with the concurrence of a majority of Continuing Directors (as defined), determines) after a person or group announces a tender or exchange offer, which, if consummated, would result in such person or group beneficially owning 15% or more of the Common Stock. In general, any person or group of affiliated persons who, after the date of adoption of the Rights Agreement, acquires beneficial ownership of 15% or more of the Common Stock will be considered an "Acquiring Person." If a person or group of affiliated persons becomes an Acquiring Person, then each Right (other than Rights owned by such Acquiring Person and its affiliates and associates) will entitle the holder thereof to purchase, for the exercise price, a number of shares of the Common Stock having a then current market value of twice the exercise price. Accordingly, at the original exercise price, each Right would entitle its registered holder to purchase $200.00 worth of Common Stock for $100.00. A more complete summary of the terms of the Rights Agreement is hereby incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998.

     The Distribution was also accompanied by certain director and executive officer changes. Prior to the Distribution, in June 1996, Mr. Louis J. Nicastro had resigned from his position with WMS and certain amusement game subsidiaries of the Company in order to assume, at the request of the Board of Directors of the Company, the position of Chief Executive Officer of WHG Resorts & Casinos Inc. ("WHG") in contemplation of the distribution by the Company of all the common stock of WHG to the Company's stockholders. In early January 1998, WHG was merged with a large resort and casino company. The Board of Directors, in view of Mr. Nicastro's experience with the Company and in the industry, invited him to return as Chief Executive Officer and President, effective on the date of the Distribution, when the former Chief Executive Officer and President, Mr. Neil D. Nicastro, was scheduled to resign from the Company in order to devote substantially all of his business time to Midway. See "Item 11. Executive Compensation -- Employment Contracts." In addition, Mr. Kenneth J. Fedesna resigned as a director of the Company, David M. Satz, Jr. joined the Board of Directors and Kevin L. Verner became Vice President and Chief Operating Officer shortly after the Distribution.

                      FACTORS AFFECTING FUTURE PERFORMANCE

     Some of the risks and uncertainties that may cause the Company's operating results to vary from anticipated results or that may that adversely affect its operating results are as follows:

LOSSES FROM CONTINUING OPERATIONS

     The Company, apart from its discontinued operations, has not generated net income during its last three fiscal years and may not generate net income for the current fiscal year.

GAMING

     Patent Litigation. WGI is party to certain patent litigation between WGI and International Game Technology with respect to certain older model reel-type slot machines. In the event that it is ultimately determined in these actions that the Company's older model slot machines infringe on International Game Technology's patent and if the Company is unable to develop or acquire non-infringing alternative devices or obtain licenses to use the patent, the development of the Company's reel-type slot machine business may be adversely affected. For a description of the patent litigation, see "Item 3. Legal Proceedings."

     Ability to Maintain Regulatory Approvals. The manufacture and distribution of gaming equipment is subject to extensive Federal, state, local and foreign regulation. Although the laws and regulations of the various jurisdictions in which the Company operates vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture and distribution of gaming devices as well as for the officers, directors, major stockholders and key personnel of such companies. The Company is authorized to sell its gaming machines in Arizona, Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Missouri, Minnesota, Mississippi, Nevada, New Jersey, New Mexico, North Dakota, Oregon, Rhode Island, South Dakota, West Virginia and Wisconsin, as well as to cruise ships operating in international waters. The Company is also authorized to sell its gaming machines directly or through distributors in several international jurisdictions and to many Native American nations. Thus far, the Company has never been denied any such necessary governmental licenses, permits or approvals. No assurances, however, can be given that such required licenses, permits or approvals will be given or renewed in the future.

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

PINBALL, NOVELTY AND CABINETS

     During fiscal 1997, the Company completed a downsizing of its pinball design and manufacturing operations as a result of the industry-wide decline in demand for pinball games. Notwithstanding this market contraction, the Company believes it will be able to maintain its share of the worldwide pinball games market, and it expects to introduce a new generation of pinball games in late 1998, tentatively entitled "Pinball 2000." However, no assurance can be given as to the likelihood of success and consumer acceptance of Pinball 2000 nor whether the decline in demand for pinball games generally will abate.

CONTRACT MANUFACTURING

     The Manufacturing Agreement may be terminated on six months' notice. No assurance can be given that Midway will continue to employ the Company's services and keep this agreement in effect. In the event that Midway terminates the Manufacturing Agreement, the Company's business and financial condition could be adversely affected.

GENERAL

     Conflicts of Interest With Midway. Certain of WMS' officers and directors are also officers, directors and stockholders of Midway, and may be subject to various conflicts of interest including, among others, the performance by the two companies under their existing agreements with each other as well as the negotiation of any agreements required to be entered into in the future between these two parties. Additionally, WMS may be subject to various conflicts of interest arising from the relationship among it and Midway and their respective affiliates.

     Mr. Louis J. Nicastro, the President, Chief Executive Officer and Chairman of the Board of WMS is also a Director of Midway. Mr. Neil D. Nicastro, the son of Louis J. Nicastro and a Director of and a consultant to WMS, is also the Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of Midway. Mr. Harold H. Bach, Jr., Mr. Kenneth J. Fedesna and Mr. Orrin
J. Edidin, officers and employees of WMS and/or various of its affiliates, are also officers of Midway. Mr. Bach and Mr. Fedesna are also Directors of Midway. Each of these key employees will devote such time to the business and affairs of the Company as the Board of Directors deems appropriate. However, each such person has other duties and responsibilities with Midway that may conflict with time which might otherwise be devoted to his duties with WMS. The Company anticipates that Messrs. Bach, Fedesna and Edidin will resign their positions with the Company by the end of fiscal 1999.

     Competition. The Gaming and Pinball, Novelty and Cabinets businesses are intensely competitive and are characterized by the continuous introduction of new titles and the development of new technologies. The ability of the Company to compete successfully in these markets is based, in large part, upon its ability to select and develop new products, to identify and obtain rights to commercially marketable intellectual properties and to adapt its products for use with new technologies. In addition, successful competition is also based upon price, product enhancements, new product introductions, marketing support and distribution systems. The Company's competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing and product development than those of the Company. See "Operations -- Competition" above. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not adversely affect its business and financial condition.

ITEM 2. PROPERTIES.

     The following table sets forth the Company's principal properties, principal use, approximate floor space and the annual rental and lease expiration date, where leased by the Company, at June 30, 1998.

                                                                                         LEASE
                                   PRINCIPAL         APPROXIMATE       ANNUAL          EXPIRATION
         LOCATION                     USE            SQUARE FEET       RENT($)          DATE(1)
         --------                  ---------         -----------       -------         ----------
3401 N. California          Principal Office           129,400       100% Owned            --
  Ave. ...................
Chicago, IL                 & Gaming Mfg.                            by Williams
313 1/2 Worth Ave.,         Administrative Office          665         16,625           03/31/00
  #B-1....................
Palm Beach, FL
13820 West Business.......  Gaming Warehouse and        54,107         221,838          07/31/00
Center Drive                Distribution Center
Green Oaks, IL
2704 W. Roscoe St. .......  Gaming Office/R&D           28,500       100% Owned            --
Chicago, IL                                                          by Williams
4170 W. Harmon Ave........  Gaming Office/Warehouse     26,809         135,120          01/31/99
Las Vegas, NV
350 Commerce Dr. .........  Gaming Office/Warehouse     16,500         82,500           09/30/99
Pleasantville, NJ
3950 N.E. 33rd Terrace....  Gaming Office/Warehouse      6,600         38,280           04/31/01
Suites 10 and 11
Kansas City, MO
12450 Short Cut Rd. ......  Gaming Office/Warehouse      5,750         24,000           07/31/02
Biloxi, MS
6590 S. Bermuda Rd. ......  Gaming Warehouse            15,000         30,000        month-to-month
Las Vegas, NV
4750 Longley Ln. .........  Gaming Office/Warehouse      4,960         34,784           07/31/99
Reno, NV
420 Corporate Cir.........  Gaming Office/Warehouse      1,500         18,105           01/15/02
Suite C
Golden, CO
800 S. North Point Rd. ...  Pinball, Novelty and       236,000       100% Owned            --
Waukegan, IL                Video Games Mfg.                         by Williams
4616 W. 19th St. .........  Cabinet Mfg.               105,000      100% Owned by          --
Cicero, IL                                                         Lenc-Smith Inc.
2033 Swanson Ct...........  Warehouse                   15,000         14,000           09/30/98
Gurnee, IL

-------------------------
(1) Under leases that contain renewal options, additional amounts may be payable for taxes, insurance, utilities and maintenance.

     Management believes that all of the facilities listed in the foregoing table are in good repair and are adequate for their respective purposes. The manufacturing facilities used by the Company are suitable and adequate for the design and production of the Company's products and for its contract manufacturing. Except during the July vacation shutdown, the manufacturing facilities are generally operated on a one-shift basis; however, during periods of increased production, certain portions of the facilities are operated on multiple shifts. The production levels can be increased or decreased on a periodic basis to match the level of incoming customer orders.

     The Company owns substantially all of the machinery, equipment, tools and dies, furnishings and fixtures used in its businesses, all of which are well maintained and satisfactory for the purposes intended.

ITEM 3. LEGAL PROCEEDINGS.

     In May 1994, WGI instituted a declaratory judgment action (the "Model 400 Action") against International Game Technology ("IGT"), in the United States District Court for the Northern District of Illinois. The action sought a declaration that a certain patent issued in 1984 and owned by IGT (the "Telnaes Patent") was invalid, and that certain reel-type slot machines then made by WGI did not infringe the Telnaes Patent. IGT counterclaimed alleging that the Telnaes Patent was infringed by WGI's reel-type slot machines. The Telnaes Patent relates to a particular method of assigning the probability of selecting particular reel stop positions in a computer-controlled reel-type gaming machine, which increases or decreases the probabilities of winning by means of the computer's software, not the mechanical reels themselves.

     On September 19, 1996, the trial court rendered a decision in favor of IGT, finding the Telnaes Patent valid, finding WGI's Model 400 slot machine to infringe the Telnaes Patent, and enjoining WGI from further infringement of the Telnaes Patent. On February 28, 1997, after a hearing on IGT's alleged damages, the Court awarded judgment in favor of IGT and against WGI in the amount of $32,845,189. Subsequently, the Court granted WGI's motion for a stay of proceedings to enforce the money judgment pending disposition of WGI's motion for a new trial and a similar stay pending appeal. On March 14, 1997, WGI filed a motion seeking a new trial based on newly discovered evidence. A hearing on the motion and the newly discovered evidence was concluded on September 18, 1997 and the Court disposed of this post-judgment motion on October 1, 1997 by denying WGI's request for a new trial. WGI filed a notice of appeal on October 20, 1997. A bond having been previously filed by WGI, enforcement of the money judgment has been stayed pending the disposition of the appeal. The appeal is now pending before the United States Court of Appeals for the Federal Circuit.

     On November 26, 1996, IGT commenced an action against WGI in the United States District Court for the Northern District of Illinois (the "Model 401 Action"). In this action, IGT seeks a judgment declaring that WGI's Model 401 slot machine also infringes the Telnaes Patent. The complaint seeks a preliminary and permanent injunction and treble damages. On December 18, 1996, the Court granted IGT's motion for a preliminary injunction and enjoined WGI from the manufacture, use and sale of the Model 401 slot machine. On April 10, 1997, WGI filed a motion to vacate the previously entered preliminary injunction based upon the newly discovered evidence. On May 5, 1998, the Court denied the motion to vacate the preliminary injunction. WGI filed a notice of appeal on May 7, 1998. The appeal of the preliminary injunction order is now pending before the United States Court of Appeals for the Federal Circuit.

     In the event that it is ultimately determined in the Model 400 Action and in the Model 401 Action that such slot machines infringe upon the Telnaes Patent and if WGI is unable to develop or acquire non-infringing alternative devices or obtain a license to use the Telnaes Patent, the development of WGI's reel-type slot machines business may be adversely affected. The Telnaes Patent relates only to reel spinning slot machines and does not relate to VLTs, video poker machines and other video gaming devices.

     Other than set forth above, the Company currently and from time to time is involved in litigation incidental to the conduct of its business, none of which, in the opinion of the Company, is likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Reference is made to "Market for the Company's Common Stock and Related Security-Holder Matters" set forth in the 1998 Annual Report, which information is incorporated by reference herein.

ITEM 6. SELECTED FINANCIAL DATA.

     Reference is made to "Selected Five-Year Financial Data" set forth in the 1998 Annual Report, which information is incorporated by reference herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the 1998 Annual Report, which information is incorporated by reference herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Reference is made to the Consolidated Financial Statements and Notes thereto and Report of Independent Auditors set forth in the 1998 Annual Report, which information is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. Except as set forth below, the directors listed in the following table were elected at the January 1998 Annual Meeting of Stockholders to serve until the 1999 Annual Meeting of Stockholders and until their respective successors are duly elected and qualify. All are present directors of the Company. Mr. Kenneth J. Fedesna, who was also elected as a director of the Company at the January 1998 Annual Meeting of Stockholders, resigned as a director on April 6, 1998. On April 6, 1998, Mr. David M. Satz, Jr. was elected as a director of the Company to serve until the 1999 Annual Meeting of Stockholders and until his successor has been duly elected and qualifies. Mr. Satz was elected to fill the vacancy resulting from the resignation of Mr. Fedesna. Mr. Neil D. Nicastro is the son of Mr. Louis J. Nicastro; otherwise, there is no family relationship between any of the directors or executive officers of the Company.

                                                                                     SHARES OF
                                                                                    COMMON STOCK   PERCENTAGE
                                                                    DIRECTOR OR     DEEMED TO BE       OF
                                            POSITION WITH            EXECUTIVE      BENEFICIALLY   OUTSTANDING
                                        COMPANY AND PRINCIPAL      OFFICER OF THE     OWNED AT       COMMON
          DIRECTOR (AGE)              OCCUPATION AS OF 09/15/98    COMPANY SINCE    09/15/98(1)     STOCK(2)
          --------------              -------------------------    --------------   ------------   -----------
Louis J. Nicastro (70)............  Chairman of the Board of
                                    Directors, President and
                                    Chief Executive Officer of
                                    the Company                         1974        7,659,832(3)      26.9%
Neil D. Nicastro (41).............  Director of the Company,
                                    former President, Chief
                                    Executive Officer and Chief
                                    Operating Officer of the
                                    Company and Chairman of the
                                    Board of Directors,
                                    President, Chief Executive
                                    Officer and Chief Operating
                                    Officer of Midway                   1986        8,437,500(4)      28.9%
Norman J. Menell (66).............  Vice Chairman of the Board of
                                    Directors of the Company            1980           75,902(5)         *
William C. Bartholomay (70).......  Director of the Company and
                                    President of Near North
                                    National Group                      1981           92,486(5)         *
William E. McKenna (79)...........  Director of the Company and
                                    General Partner, MCK
                                    Investment Company                  1981           76,280(5)         *
Harvey Reich (69).................  Director of the Company and
                                    Attorney                            1983           74,876(5)         *
Ira S. Sheinfeld (60).............  Director of the Company and
                                    Attorney, Squadron, Ellenoff,
                                    Plesent & Sheinfeld LLP             1993          118,930(6)         *
David M. Satz, Jr. (72)...........  Director of the Company and
                                    Attorney, Saiber Schlesinger
                                    Satz & Goldstein                    1998           51,000(7)         *

-------------------------
* Less than 1% of the number of outstanding shares of Common Stock on September 15, 1998.

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

(3) The number of shares reported as beneficially owned includes 7,155,200 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 504,632 shares for which the reporting person has sole voting and sole dispositive power, 500,000 of which may be acquired upon the exercise of options. For a discussion concerning the shared voting power with respect to the 7,155,200 shares of Common Stock referred to above, see "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Voting Proxy Agreement."

(4) The number of shares reported as beneficially owned includes 7,155,200 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 1,282,300 shares for which the reporting person has sole voting and sole dispositive power, 1,257,286 of which may be acquired pursuant to stock options. For a discussion concerning the shared voting power with respect to the 7,155,200 shares of Common Stock referred to above, see "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Voting Proxy Agreement."

(5) Includes 62,955 shares of Common Stock which such person has the right to acquire upon the exercise of stock options.

(6) Includes 100,728 shares of Common Stock which Mr. Sheinfeld has the right to acquire upon the exercise of stock options.

(7) Includes 50,000 shares of Common Stock which Mr. Satz has the right to acquire upon the exercise of stock options.

     LOUIS J. NICASTRO has been the President and Chief Executive Officer of the Company since April 6, 1998 and was Chief Operating Officer of the Company from April 6, 1998 to May 14, 1998. He has served as Chairman of the Board of Directors of the Company since its incorporation in 1974. Mr. Nicastro also served as Co-Chief Executive Officer of the Company (1994-1996), Chief Executive Officer (1974-1994), President (1985-1988 and 1990-1991) and Chief Operating Officer (1985-1986 and 1998). Mr. Nicastro is also a Director of Midway, and he held various executive positions for Midway from 1988 until 1996.

     NEIL D. NICASTRO is a Director of and a consultant to the Company and he was the President, Chief Executive Officer and Chief Operating Officer of the Company until his resignation from such positions on April 6, 1998. Mr. Nicastro became a Director of the Company in 1986 and was elected President of the Company June 18, 1991, sole Chief Executive Officer June 26, 1996, Co-Chief Executive Officer August 29, 1994 and Chief Operating Officer September 30, 1990. He served as Treasurer (1986-1994), Executive Vice President (1988-1991), Senior Vice President (1987-1988), Vice President (1986-1987) and Director of Stockholder Relations (1981-1986). Mr. Nicastro is Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of Midway. Mr. Nicastro has held various other executive positions for Midway since 1988.

     NORMAN J. MENELL has been Vice Chairman of the Board of Directors since 1990 and a Director of the Company since 1980. He also served as President (1988-1990), Chief Operating Officer (1986-1990) and Executive Vice President (1981-1988) of the Company. Mr. Menell is also a Director of Midway.

     WILLIAM C. BARTHOLOMAY is President of Near North National Group, Chicago, Illinois (insurance brokers) and Chairman of the Board of the Atlanta Braves (National League Baseball). He has served as Vice Chairman of Turner Broadcasting System, Inc., a division of Time Warner Inc., since April 1994 having also held that office during the period 1976-1992 and having served as a Director (1976-1994). He also served as Vice Chairman of the Board of Directors of Frank B. Hall & Co. Inc. (1974-1990). Mr. Bartholomay was elected a Director of the Company in 1981. Mr. Bartholomay is also a Director of Midway.

     WILLIAM E. MCKENNA has served as a General Partner of MCK Investment Company, Beverly Hills, California for in excess of five years. He also is a Director of Midway, California Amplifier, Inc., Drexler Technology Corporation and Safeguard Health Enterprises, Inc. Mr. McKenna has served as a Director of the Company since 1981.

     HARVEY REICH was a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for in excess of five years until his retirement in July 1998. Mr. Reich was elected a Director of the Company in 1983. Mr. Reich is also a Director of Midway.

     IRA S. SHEINFELD became a director of the Company in 1993. He has been a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York, for in excess of five years. Mr. Sheinfeld is also a Director of Midway.

     DAVID M. SATZ JR. became a Director of the Company on April 6, 1998. Mr. Satz has been a member of the law firm Saiber Schlesinger Satz & Goldstein, Newark, New Jersey, for in excess of five years. Mr. Satz is also a Director of the Atlantic City Racing Association.

     (b) Identification of Executive Officers. The following officers will serve until the 1999 Annual Meeting of the Board of Directors and until their respective successors are duly elected and qualify.

                NAME                     AGE                            POSITION
                ----                     ---                            --------
Louis J. Nicastro....................    70     Chairman of the Board, President and Chief Executive
                                                Officer
Kevin L. Verner......................    39     Vice President and Chief Operating Officer
Harold H. Bach, Jr. .................    66     Vice President -- Finance, Treasurer, Chief Financial
                                                and Chief Accounting Officer
Orrin J. Edidin......................    37     Vice President, Secretary and General Counsel

     The principal occupation or employment of Mr. Louis J. Nicastro during the last five years is set forth in Item 10(a) above. See also "Item 11. Executive Compensation -- Employment Contracts" with respect to Mr. Louis J. Nicastro's employment arrangements with the Company.

     Mr. Verner has served as Vice President and Chief Operating Officer of the Company since May 14, 1998, and as Executive Vice President and General Manager of WGI since February 18, 1997. Previously, Mr. Verner served as Vice President and Director of New Business Development of R.J. Reynolds Tobacco Company from February 1993 until February 1997.

     Mr. Bach assumed the positions of Treasurer effective September 13, 1994 and Vice President-Finance, Chief Financial and Chief Accounting Officer effective September 30, 1990. He also served as Secretary of the Company from July 5, 1990 to June 15, 1992. Additionally, Mr. Bach has served as Executive Vice President -- Finance, Chief Financial Officer and a Director of Midway since August 30, 1996. Previously, he served as Senior Vice President -- Finance and Chief Financial Officer of Midway from September 17, 1990 to August 30, 1996, and he has served as Treasurer of Midway continuously since December 1, 1994. Prior to joining the Company, Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989).

     Mr. Edidin has served as Vice President, Secretary and General Counsel of the Company since May 30, 1997. Mr. Edidin served as Associate General Counsel of Fruit of the Loom, Inc. from August 1992 until May 1997. Mr. Edidin has also served as Vice President, Secretary and General Counsel of Midway since June 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

     The Summary Compensation Table below sets forth the compensation paid by the Company and Midway for service in all capacities during the fiscal years ended June 30, 1998, 1997 and 1996 to each of the Company's executive officers who served during such periods and whose compensation exceeded $100,000. Pursuant to the Manufacturing and Services Agreement, after the Offering and until the Distribution the compensation paid by the Company to the executive officers of the Company (other than Mr. Neil D. Nicastro) was allocated to Midway based upon estimates by management of the Company and by management of Midway of the percentage of time devoted to Midway. After the Distribution, compensation paid by WMS to the executive officers of the Company is reimbursed by Midway in amounts equal to the Company's allocated cost pursuant to the Temporary Support Services Agreement dated as of April 6, 1998 between the Company and Midway (the "Temporary Support Services Agreement"). Management of the Company believes that such executive officers devoted 40% to 70% of their time to Midway during fiscal 1998. See "Item 13. Certain Relationships and Related Transactions" for a description of the Manufacturing and Services Agreement and the Temporary Support Services Agreement.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG TERM
                                                                              COMPENSATION
                                                                                 AWARDS
                                          ANNUAL COMPENSATION                 -------------
                             ----------------------------------------------    SECURITIES
                                                             OTHER ANNUAL      UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR   SALARY($)     BONUS     COMPENSATION($)   OPTIONS(#)(1)   COMPENSATION($)
---------------------------  ----   ---------     -----     ---------------   -------------   ---------------
Louis J. Nicastro........    1998    107,308           --           --            500,000        4,956,640(2)
  Chairman of the Board,     1997         --           --           --            629,554(3)     9,261,503(4)
  President and Chief        1996    832,500           --        6,127(6)              --          629,971(7)
  Executive Officer(5)
Neil D. Nicastro.........    1998    575,000    1,387,820           --            250,000        2,547,074(8)(9)(10)
  Former President, Chief    1997    600,000      969,160           --          1,007,286(4)        54,632(10)
  Executive Officer and      1996    532,500      267,600           --                 --           35,791(10)
  Chief Operating
  Officer(11)
Kevin L. Verner..........    1998    250,000      100,000           --                 --           50,100(8)(12)
  Vice President and Chief
  Operating Officer(13)
Harold H. Bach, Jr. .....    1998    300,000      220,000           --                 --               --(8)
  Vice President --          1997    300,000      175,000           --             94,433(4)            --
  Finance, Treasurer,        1996    262,000       67,800           --                 --               --
  Chief Financial Officer
  and Chief Accounting
  Officer
Orrin J. Edidin..........    1998    180,000       75,000           --             25,000               --(8)
  Vice President, Secretary
  and General Counsel(14)

-------------------------
 (1) Does not include Midway stock options, all of which were granted at an exercise price equal to market value on the date of grant. In fiscal 1998, Mr. Louis J. Nicastro received options to purchase 10,000 shares of Midway common stock, Mr. Neil D. Nicastro received options to purchase 150,000 shares of Midway common stock, Mr. Bach received options to purchase 50,000 shares of Midway common stock and Mr. Edidin received options to purchase 35,000 shares of Midway common stock. In fiscal 1997, Mr. Neil D. Nicastro received options to purchase 500,000 shares of Midway common stock, Mr. Louis J. Nicastro received an option to purchase 25,000 shares of Midway common stock and Mr. Bach received options to purchase 100,000 shares of Midway common stock.

 (2) Represents a payment made to Mr. Louis J. Nicastro to compensate him in lieu of adjusting his WMS stock options in connection with the Distribution. See "Adjustment to Options Resulting from the Distribution" below.

 (3) Reflects the adjusted amount (total number) of stock options previously granted by the Company, which number of options and the exercise price thereof were adjusted pursuant to the distribution of the WHG common stock.

 (4) Represents a termination payment received in fiscal 1997. See "Item 1. Business -- The Distribution" and Note 3 to the Notes to Consolidated Financial Statements.

 (5) Mr. Louis J. Nicastro was elected President, Chief Executive Officer and Chief Operating Officer of the Company on April 6, 1998 and resigned from the position of Chief Operating Officer on May 14, 1998. Mr. Louis J. Nicastro has been Chairman of the Board of Directors since 1974. He also served as Co-Chief Executive Officer in fiscal 1996 until June 26, 1996. See "Item 1. Business -- The Distribution."

 (6) Represents tax gross-up payments.

 (7) Represents the accrual for contractual retirement benefits for Mr. Louis J. Nicastro.

 (8) Excludes the value of adjustments to stock options of these holders pursuant to the Distribution. These amounts are found under "Adjustment to Options Resulting from the Distribution" below.

 (9) Includes Mr. Nicastro's termination payment in the amount of $2,500,000. He also received an option to purchase 250,000 shares of Common Stock and a WMS consulting agreement. See "Employment Contracts" below.

(10) Includes life insurance premiums of $1,571, $1,467 and $691 for fiscal 1998, 1997 and 1996, respectively, and accrual for contractual retirement benefits of $45,503, $53,165 and $35,100 for fiscal 1998, 1997 and 1996, respectively.

(11) Mr. Nicastro served as President, Chief Executive Officer and Chief Operating Officer of the Company during fiscal 1998 until his resignation from such positions on April 6, 1998.

(12) Includes $50,100 paid to Mr. Verner in consideration of his forfeiture of performance units granted by his previous employer.

(13) Mr. Verner was elected Vice President and Chief Operating Officer of the Company on May 14, 1998.

(14) Mr. Edidin joined the Company as Vice President, Secretary and General Counsel on May 30, 1997.

     The following table sets forth certain information with respect to options to purchase Common Stock granted in fiscal 1998 under the Company's stock option plans to persons named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                  INDIVIDUAL GRANTS                                                  POTENTIAL REALIZABLE
                       ---------------------------------------                                         VALUE AT ASSUMED
                                              PERCENT OF TOTAL                                       ANNUAL RATES OF STOCK
                                                  OPTIONS                                           PRICE APPRECIATION FOR
                       NUMBER OF SECURITIES       GRANTED                                               OPTION TERM(1)
                        UNDERLYING OPTIONS    TO EMPLOYEES IN    EXERCISE PRICE                     -----------------------
        NAME               GRANTED (#)        FISCAL YEAR (%)      ($/SHARE)      EXPIRATION DATE     5%($)        10%($)
        ----           --------------------   ----------------   --------------   ---------------     -----        ------
Louis J. Nicastro....        500,000               47.68             5.4375          04/06/08       1,711,250    4,331,250
Neil D. Nicastro.....        250,000               23.84             5.4375          04/06/08         855,625    2,165,625
Kevin L. Verner......             --                  --                 --                --              --           --
Harold H. Bach, Jr. .             --                  --                 --                --              --           --
Orrin J. Edidin(2)...         25,000                2.38             4.4375          05/28/08          69,813      176,813

-------------------------
(1) The assumed appreciation rates are set pursuant to the rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and are not derived from the historical or projected prices of the Company's Common Stock. Total potential stock price appreciation from April 6, 1998 to April 6, 2008 for all stockholders, based on the price of $5.4375 per share of Common Stock on April 6, 1998 and a total of 27,886,021 shares of Common Stock outstanding, would be $95,359,000 and $241,660,000 at assumed rates of stock appreciation of 5% and 10%, respectively.

(2) This option become exercisable for up to 10%, 30%, 60% and 100% of the option grant upon the first, second, third and fourth anniversaries, respectively, of the date of the grant.

     The following table sets forth certain information with respect to the exercise of options to purchase Common Stock and the number and value of outstanding options owned by persons named in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL-YEAR-END OPTION VALUES

                                                                           NUMBER OF                VALUE OF
                                                                     SECURITIES UNDERLYING        UNEXERCISED
                                                                      UNEXERCISED OPTIONS     IN-THE-MONEY OPTIONS
                                         SHARES                          AT 6/30/98(#)          AT 6/30/98($)(1)
                                       ACQUIRED ON       VALUE          EXERCISABLE(E)           EXERCISABLE(E)
               NAME                    EXERCISE(#)    REALIZED($)      UNEXERCISABLE(U)         UNEXERCISABLE(U)
               ----                    -----------    -----------    ---------------------    --------------------
Louis J. Nicastro..................      629,554       5,449,419(2)          500,000(E)                   --(E)
Neil D. Nicastro...................           --              --           1,257,286(E)            1,111,162(E)
Kevin L. Verner....................           --              --              12,591(E)               13,768(E)
                                                                             113,320(U)              123,915(U)
Harold H. Bach, Jr.................           --              --              94,433(E)               63,128(E)
Orrin J. Edidin....................           --              --              47,500(U)               19,091(U)
                                                                               2,500(E)                2,121(E)

-------------------------
(1) Based on the closing price of Common Stock on the New York Stock Exchange on June 30, 1998, which was $4.1875.

(2) Excludes a $4,956,640 payment to compensate Mr. Louis J. Nicastro for the full amount to which he would otherwise have been entitled under the Adjustment Plan described below under the heading "Adjustment to Options Resulting from the Distribution."

ADJUSTMENT TO OPTIONS RESULTING FROM THE DISTRIBUTION

     As of the date of the Distribution, Midway had 38,500,000 shares outstanding of which the Company owned 33,400,000 shares, representing approximately 86.8% of the outstanding shares of Midway common stock.

     In August 1997, the Company announced that its Board of Directors had approved the Distribution in principle. The Distribution was conditioned upon several requirements, including the receipt of a ruling from the Internal Revenue Service that the transaction be tax free to the Company and its stockholders. The Company completed the Distribution on April 6, 1998.

     Each of the Company's four Stock Option Plans in effect prior to the Distribution provided that in the event of a dividend or other distribution, such as the Distribution, outstanding options were to be adjusted so as to prevent dilution of the benefits or potential benefits intended to be made available by the options in such manner as the Board of Directors deems equitable. Several adjustment method alternatives were considered by the Board. Some companies that have implemented a spin-off of a subsidiary have followed a strategy where existing option holders were given replacement options in both the parent and the subsidiary. However, since Midway was already a public company with 13.2% of its stock held by stockholders other than the Company, the Board concluded that it would not be appropriate for the Company to cause Midway to issue options to satisfy the Company's obligations to its option holders.

     The Board also considered adjusting the number and exercise price of the options so that their intrinsic value after the Distribution would equal the intrinsic value of the options before the Distribution. Such an adjustment would be accompanied by both reducing the exercise price of the options and increasing the number of shares issuable upon exercise of the options. However, in light of the significant value of Midway to the Company as a whole, such an approach would have resulted in the issuance of options to acquire more than twice the number the shares of Common Stock outstanding, which the Board believed would not be in the best interests of stockholders.

     Instead, the Board adopted an approach that would give option holders the same number of options to acquire shares of Common Stock after the Distribution (at the exercise price described below) as such holders held at the time of the Distribution and to compensate option holders for the lost opportunity value represented by the shares of common stock of Midway being distributed in the Distribution to stockholders of the Company which option holders would not participate in. In order to preserve the Company's cash resources, the Board also provided that such compensation be paid through a combination of cash and shares of Common Stock and would be capped.

     The Board also believed it was desirable to advise the Company's stockholders at the earliest time of the minimum number of Midway shares they would receive as a result of the Distribution. Such number would have varied by reason of the exercise of any options prior to the completion of the Distribution. The Board believed that it was therefore in the interest of stockholders to obtain an undertaking from each option holder not to exercise his or her options prior to the completion of the Distribution.

     After considering all of the foregoing and in consultation with its financial advisors, the Board approved and proposed to option holders the plan described below (the "Adjustment Plan"). The Adjustment Plan was accepted by holders of all outstanding options under the Company's four Stock Option Plans then in effect, including each of the persons listed in the Summary Compensation Table. The implementation of the Distribution was subject to the receipt of an opinion from the Company's financial advisors, CIBC Oppenheimer Corp., that the Distribution, including the adjustments to stock options resulting from the Distribution, was fair to the Company and its stockholders.

     Pursuant to the Adjustment Plan, each option holder agreed not to exercise his or her outstanding options until the earliest of (i) the record date of the Distribution which was March 31, 1998, (ii) the date the Company publicly announces that is has abandoned its plan to complete the Distribution, (iii) the termination of employment of such holder by the Company for any reason, or (iv) June 30, 1998. In consideration for such agreement, each option holder was afforded one of two choices, at their election, which election was made shortly before the Distribution, in the event the Distribution was completed:

          (1) Each option holder became entitled to receive a guaranteed minimum payment for all of his or her options in an amount equal to the spread between the trading price of shares of Common Stock on September 22, 1997 ($30.00), the date the Adjustment Plan was approved by the Board, and the exercise price of the option, plus a premium which represented the value of the option holder's commitment not to exercise the options, determined using the Black-Scholes method of determining option values; or

          (2) At the time of the Distribution, the option holder could elect to receive: (a) an ongoing option (the "Surviving Option") to purchase the same number of shares of Common Stock as they then held at an exercise price determined by multiplying the exercise price of the applicable options by a fraction, the numerator of which was the projected value of shares of Common Stock after the date on which shares of Common Stock traded ex-dividend (i.e. without entitlement to the Midway shares being spun off), as determined by the Board upon advice of its financial advisors, and the denominator of which was the average closing price of shares of Common Stock on the New York Stock Exchange for a period of time prior to the Distribution determined by the Board and (b) payment for the lost opportunity value of options to purchase the number of shares of common stock of Midway that such optionee would have received prior to the Distribution (the "Phantom Midway Options"). The number of shares subject to the Phantom Midway Options was determined by multiplying the number of options by the ratio of shares of Common Stock (the "Distribution Ratio"). The exercise price of the Phantom Midway Options was determined by subtracting the exercise price of the applicable Surviving Option from the exercise price of the applicable option and dividing the result by the Distribution Ratio. The Phantom

     Midway Options were then valued using the Black-Scholes methodology, utilizing such assumptions approved by the Board and its financial advisors, and were purchased by the Company.

     Payments by the Company for either the minimum guarantee or the Phantom Midway Options was initially approved by the Board to be paid in cash up to maximum of $30.0 million and in shares of Common Stock up to a maximum of 2,000,000 shares. Shortly before the Distribution, the Board became concerned that, after payment of taxes, optionees would have little cash remaining and might be inclined, for investment concentration or other reasons, to sell shares of Midway common stock received in the Distribution, which sales might have a depressive effect on the market price of such stock. The Board believed that this concern would be alleviated if $5.0 million of additional cash were available to pay to optionees so that optionees would receive at least 70% of their adjustment payments in cash.

     In order to raise the additional $5.0 million in cash as well as additional cash of approximately $8.5 million used to pay expenses of the Distribution and for additional working capital, the Company requested that Mr. Louis J. Nicastro, Chairman of the Board of the Company, forego his entitlement under the Adjustment Plan, to receive payments valued at $10,406,059 and an adjustment of the exercise price of his stock options to $3.519 per share. Instead, at the request of the Board, shortly before the Distribution, Mr. Nicastro exercised his options to purchase 629,554 shares of Common Stock, sold such shares in the public market and received from the Company a payment of $4,956,640 representing the difference between $10,406,059 and the net amount he received from the exercise and sale. When Mr. Nicastro exercised his options, the Company received an aggregate exercise price of $13,437,200. The Company used $5.0 million of the proceeds from the aforementioned exercise, together with $30.0 million, to pay the 1998 cash portion of the adjustment to the other option holders. In consideration of the Company making increased cash available to holders, each of Messrs. Neil D. Nicastro, Harold H. Bach, Jr., Kenneth J. Fedesna, officers and/or directors of the Company and/or Midway, agreed to refrain from selling or disposing of shares of Midway common stock received by them in the Distribution for a period of six months after the Distribution.

     The consideration paid under the Adjustment Plan in fiscal 1998 to the persons named in the Summary Compensation Table is in addition to the amounts set forth therein and is as follows: Mr. Neil D. Nicastro received $12,428,476 in cash and Common Stock valued at $6,079,497. Mr. Kevin L. Verner received $175,615 in cash and Common Stock valued at $85,904. Mr. Verner will receive additional cash adjustment payments, up to a total of $2,256,605 if he is still serving the Company through the end of the vesting period, on the dates that his options would have vested. Mr. Harold H. Bach, Jr. received $1,093,193 in cash and Common Stock valued at $534,722. Mr. Orrin J. Edidin received $49,442 in cash. He will receive additional cash adjustment payments, up to a total of $441,335 if he is still serving the Company or Midway through the end of the vesting period, on the dates that his options would have vested. The Common Stock was valued at the average of the high and low sale prices on the New York Stock Exchange on April 3, 1998, the last day of trading prior to the Distribution.

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

     Each Director of the Company who was not also an employee of the Company or its subsidiaries prior to the Distribution (which at that time included Mr. Louis J. Nicastro) was also a non-employee Director of Midway. All such persons continue to serve on the Midway Board of Directors. During the 1998 fiscal year, Midway paid a fee of $22,500 per annum to each such Midway Director. Each such Director who serves as the chairman of any committee of the Midway Board of Directors receives a further fee of $2,500 per annum for his services in such capacity and each other member of Midway's Audit Committee receives an additional fee of $2,500 per annum. Each such director was also eligible to receive, and has received, options to purchase Midway common stock.

     The Company's 1991 and 1993 Stock Option Plans and 1998 Non-Qualified Stock Option Plan (each, a "Plan") provide for the issuance of shares of Common Stock of the Company pursuant to non-qualified stock options which may be granted to non-employee directors of the Company, generally at not less than 100% of the fair market value of such shares on the date of grant. Under the 1991 Plan, Mr. Sheinfeld holds options to purchase 37,773 shares (as adjusted) of Common Stock at an average exercise price of $3.26 (as adjusted). Under the 1993 Plan, the following non-employee directors each hold options to purchase 62,955 shares (as adjusted) of Common Stock at an exercise price of $3.519 per share (as adjusted): Messrs. Bartholomay, McKenna, Menell, Reich and Sheinfeld. Under the 1998 Plan, Mr. Satz holds options to purchase 50,000 shares of Common Stock at an exercise price of $4.4375 per share.

     Directors also are entitled to participate at the Company's expense in a medical reimbursement plan which is supplementary to the primary medical insurance maintained by such individual and in certain stock option plans of the Company. See "Stock Option Plans" below.

     Pursuant to the Adjustment Plan described above, Mr. Sheinfeld received 18,202 shares of Common Stock valued at $604,648 and cash in the amount of $1,236,277, and Messrs. Reich, Menell, McKenna and Bartholomay each received 10,731 shares of Common Stock valued at $356,470 and cash in the amount of $728,799.

STOCK OPTION PLANS

     The Company currently has the following five stock option plans in effect: the 1982 Employee Stock Option Plan; the 1991 Stock Option Plan; the 1993 Stock Option Plan; the 1994 Stock Option Plan; and the 1998 Non-Qualified Stock Option Plan (collectively, the "Stock Option Plans" or "Plans"). The Plans provide for the issuance of shares of Common Stock pursuant to options which may be granted thereunder. Options granted under the Plans may be in the form of options meeting the requirements of Section 422 of the Internal Revenue Code, as amended ("incentive stock option", except in the case of the 1998 Plan), or options not meeting the requirements of such section ("non-qualified stock options").

     The purpose of each of the Plans is to encourage employees of the Company and its subsidiaries and, under certain of the Plans, non-employee directors, consultants and advisers of the Company to acquire a proprietary interest in the Company and to enable such individuals to realize benefits from an increase in the value of the Common Stock, to provide such individuals with greater incentive and to encourage their continued provision of services to the Company and, generally, to promote the interests of the Company and all of its stockholders.

     Under the 1982 Plan, there are 220,270 options outstanding, and no further options are available for grant. Under the 1991 Plan, there are 963,217 options outstanding and 88,445 options available for grant through September 6, 2001. Under the 1993 Plan, there are 1,474,905 outstanding options, and no further options are available for grant. Under the 1994 Plan, there are 1,450,326 options outstanding and 191,296 options available for grant through June 20, 2004. Under the 1998 Plan, there are 291,000 options outstanding and 709,000 options available for grant through May 13, 2008. The average exercise price of the outstanding exercisable options at September 15, 1998, was approximately $3.66. Of the 4,399,718 options outstanding, 2,430,178 were held by officers and directors of the Company (including 500,000 held by Mr. Louis J. Nicastro and 1,257,286 held by Mr. Neil D. Nicastro).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Company's Compensation Committee or Stock Option Committee is an employee or officer of the Company, and no officer, director or other person had any relationship required to be disclosed here.

EMPLOYMENT CONTRACTS

     Mr. Louis J. Nicastro is employed by the Company under the terms of an Employment Agreement dated as of April 6, 1998. The employment agreement provides for salaried compensation at the rate of $450,000 per annum, or such greater amount as may be determined by the Board of Directors. The agreement expires June 30, 2000, subject to automatic extensions in order that the term of Mr. Nicastro's employment shall at no time be less than two years; provided that either party may terminate the agreement effective upon expiration of the original term or the extended term upon written notice from the terminating party to the other party dated and received at least two years prior to the respective termination date.

     The employment agreement of Mr. Louis J. Nicastro provides for, among other things, full participation in all benefit plans and perquisites generally available to senior executives and for reimbursement of all medical and dental expenses incurred by him or his spouse during their lives to the extent such expenses are not otherwise reimbursed by insurance provided by the Company. Additionally, Mr. Nicastro is entitled to receive such special bonuses as may be determined from time to time by the Board of Directors. The employment agreement may be terminated at the election of Mr. Nicastro upon the occurrence without his prior written consent of any one or more of the following events: (i) the placement of Mr. Nicastro in a position of lesser status, the assignment to Mr. Nicastro of duties inconsistent with his positions with the Company or duties which, if performed, would result in a significant change in the nature or scope of powers, authority, functions or duties inherent in such positions presently in effect, the assignment to Mr. Nicastro of performance requirements or working conditions which are at variance with the performance requirements or working conditions presently in effect, or the treatment of Mr. Nicastro in a manner which is in deregation of his status as a senior executive; (ii) the cessation of service of Mr. Nicastro as a member of the Board of Directors of the Company;
(iii) the discontinuance or reduction (from the highest level in effect during the term of the employment agreement) of amounts payable for base salary payable to Mr. Nicastro pursuant to the agreement; and (iv) the discontinuance or reduction (from the level in effect on the date of the employment agreement) of the perquisites or fringe benefits inherent in Mr. Nicastro's position on the date of the employment agreement. In such event, and in the event the Company is deemed to have wrongfully terminated Mr. Nicastro's employment agreement under the terms thereof, the Company is obligated (a) to pay Mr. Nicastro a lump sum payment equal in amount to three times Mr. Nicastro's base salary at the highest annual rate in effect during the one-year period immediately preceding termination and (b) to purchase at the election of Mr. Nicastro all stock options held by him with respect to the Company's Common Stock and options to purchase the securities of any other company at least 20% of the voting securities of which are owned by the Company at a price equal to the spread between the option price and the fair market price of such stock as defined in the employment agreement. The employment agreement may also be terminated at the election of Mr. Nicastro if individuals who presently constitute the Board of Directors, or successors approved by such Board members, cease for any reason to constitute at least a majority of the Board. Upon such an event, the Company will be required to make payments and purchase the stock options held by Mr. Nicastro as set forth above.

     If payments made to Mr. Nicastro pursuant to the employment agreement after a change of control are considered "excess parachute payments" under Section 280G of the Internal Revenue Code of 1986, as amended, additional compensation is required to be paid to Mr. Nicastro to the extent necessary to eliminate the economic effect on him of the resulting excise tax. Pursuant to Section 280G, in addition to income taxes, the recipient is subject to a 20% nondeductible excise tax on excess parachute payments. An excess parachute payment is a payment in the nature of compensation which is contingent on a change of ownership or effective control and which exceeds the portion of the base amount (i.e., the average compensation for the five-year period prior to the change of control) allocable to the payment. These rules apply only if the present value of all payments of compensation (including non-taxable fringe benefits) at the time of a change of control is at least equal to three times the base amount. Excess parachute payments are not deductible by the Company.

     In contemplation of the Offering of common stock of Midway, the Company and Midway each entered into separate employment agreements (the "1996 Agreements") with Mr. Neil D. Nicastro effective as of July 1, 1996. On March 5, 1998 in connection with the Distribution and at the request of the Board of Directors of the Company, the Company and Mr. Nicastro entered into an agreement (the "Termination Agreement") pursuant to which Mr. Nicastro's employment with the Company terminated effective at the time of the Distribution. Pursuant to the Termination Agreement, at the time of the Distribution,

Mr. Nicastro resigned as President, Chief Executive Officer and Chief Operating Officer of the Company to devote his full time to Midway.

     Each of the 1996 Agreements provided that Mr. Nicastro would receive salaried compensation at the rate of $300,000 per annum, or such greater amount as may have been determined by the Board of Directors of the Company or Midway, as applicable. Mr. Nicastro's 1996 Agreement with Midway provided for bonus compensation in an amount equal to two percent of the pre-tax income of Midway multiplied by the percentage of Midway common stock outstanding which was not owned by the Company (which was 13.2%). Mr. Nicastro's 1996 Agreement with the Company also provided for bonus compensation in an amount equal to two percent of the pre-tax income of the Company. The portion of Mr. Nicastro's bonus from the Company that was attributable to the pre-tax income of Midway was charged to Midway pursuant to the Manufacturing and Services Agreement between the Company and Midway. The 1996 Agreement with the Company provided for, among other things, full participation in all benefit plans available to senior executives and for reimbursement of all medical and dental expenses incurred by Mr. Nicastro or his spouse and incurred by his children under the age of twenty-one. Additionally, the Company and Midway each provided Mr. Nicastro with $1,000,000 of life insurance coverage in addition to the standard amount provided to Company employees. Each of the 1996 Agreements provided that Mr. Nicastro could divide his attention between the business of the Company and the business of Midway as he would consider appropriate. The 1996 Agreements further provided for certain benefits upon the termination of Mr. Nicastro's employment.

     Pursuant to the Termination Agreement, as full consideration for payments that would otherwise have been made to Mr. Nicastro under the 1996 Agreement with the Company with respect to base salary, bonus, retirement and death benefits, Mr. Nicastro was paid a lump sum of $2,500,000, and he was granted a 10-year option to purchase 250,000 shares of Common Stock at an exercise price of $5.4375. Additionally, the $1,000,000 of life insurance coverage provided by the Company under such 1996 Agreement was transferred to Midway at the time of the Distribution.

     In connection with the Distribution, the Company also entered into a consulting agreement (the "Consulting Agreement") with Mr. Nicastro pursuant to which Mr. Nicastro agreed to make himself reasonably available at the Company's request, to render such services concerning the Company as the Board of Directors or the Chairman of the Board and Chief Executive Officer of the Company may reasonably request. The term of the Consulting Agreement is for five years from the date of the Distribution, and is automatically renewable for successive one year terms unless either party shall give notice of termination not less than six months prior to the end of the term then in effect. The Company pays Mr. Nicastro $1,000 per month for his services under the Consulting Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING PROXY AGREEMENT

     In order for the Company to be permitted to manufacture and sell slot machines in Nevada, the Company and its Gaming Subsidiaries and Mr. Louis J. Nicastro and Mr. Neil D. Nicastro were required to be registered, licensed or found suitable and have been registered, licensed or found suitable by the Nevada Board and the Nevada Commission, as applicable, as a Registered Corporation, as registered holding companies, for licensure as a manufacturer and distributor of gaming devices and as directors, officers and stockholders of such entities, as applicable. Under applicable Nevada law and administrative procedure, as a greater than 10% stockholder of the Company, Mr. Sumner M. Redstone ("SMR") was required to apply and has an application pending with the Nevada Gaming Authorities for a finding of suitability as a stockholder of the Company. Pending completion of the processing of SMR's application, SMR and National Amusements, Inc. ("NAI") have voluntarily granted to Mr. Louis J. Nicastro and, if he is unable to perform his duties under the Proxy Agreement (as defined below), Mr. Neil D. Nicastro, individually, a voting proxy for all of the shares of Common Stock which they own beneficially or of record.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 15, 1998 (except as otherwise footnoted) with respect to persons known to be the beneficial owner of more than five percent of the Company's Common Stock, each Executive Officer of the Company who is not also a Director of the Company, and Directors and Executive Officers of the Company as a group. Security ownership of the individual Directors of the Company is set forth under the heading "Identification of Directors" in Item 10(a) above.

                                                                    NUMBER OF
                                                                 SHARES OF COMMON      PERCENTAGE OF
                                                                STOCK BENEFICIALLY      OUTSTANDING
            NAME AND ADDRESS OF BENEFICIAL OWNER                     OWNED(1)         COMMON STOCK(2)
            ------------------------------------                ------------------    ---------------
Sumner M. Redstone and National Amusements, Inc. ...........        7,155,200(3)           25.5%
  200 Elm Street
  Dedham, MA 02026
Boston Partners Asset Management, L.P. .....................        1,633,700(4)            5.8%
  One Financial Center, 43rd Floor
  Boston, MA 02111
FMR Corp. ..................................................        2,095,000(5)            7.5%
  82 Devonshire St.
  Boston, MA 02109
Neil D. Nicastro............................................        8,437,500(6)           28.8%
  Midway Games Inc.
  3401 North California Avenue
  Chicago, IL 60618
Louis J. Nicastro...........................................        7,659,832(7)           26.8%
  WMS Industries Inc.
  3401 North California Avenue
  Chicago, IL 60618
Harold H. Bach, Jr. ........................................          112,530(8)               *
  WMS Industries Inc.
  3401 North California Avenue
  Chicago, IL 60618

                                                                    NUMBER OF
                                                                 SHARES OF COMMON      PERCENTAGE OF
                                                                STOCK BENEFICIALLY      OUTSTANDING
            NAME AND ADDRESS OF BENEFICIAL OWNER                     OWNED(1)         COMMON STOCK(2)
            ------------------------------------                ------------------    ---------------
Kevin L. Verner.............................................           15,177(9)               *
  WMS Industries Inc.
  3401 North California Avenue
  Chicago, IL 60618
Orrin J. Edidin.............................................            2,500(10)              *
  WMS Industries Inc.
  3401 North California Avenue
  Chicago, IL 60618
Directors and executive officers as a group (eleven
  persons)..................................................        9,561,813(11)          31.6%(12)

-------------------------
  * Less than 1% of the number of outstanding shares of Common Stock on September 15, 1998.

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

 (3) The number of shares reported is based upon information contained in Amendment No. 20, dated January 7, 1997, to the Schedule 13D filed by Mr. Sumner M. Redstone with the Securities and Exchange Commission and a Form 4, dated July 9, 1998, filed by Mr. Redstone with the Securities and Exchange Commission. Pursuant to such filings, Mr. Redstone and National Amusements, Inc., a Maryland corporation, reported beneficial ownership of and sole investment power with respect to 3,671,300 and 3,483,900 shares, respectively, of the Common Stock and shared voting power with respect to such shares pursuant to a Proxy Agreement entered into with the Company, and Messrs. Louis J. and Neil D. Nicastro (see "Voting Proxy Agreement" above). As a result of his stock ownership in National Amusements, Inc. Mr. Redstone is deemed the beneficial owner of the shares of Common Stock owned by National Amusement, Inc.

 (4) The number of shares reported is based upon information contained in
     Schedule 13G, dated February 9, 1998, filed by Boston Partners Asset Management, L.P. ("BPAM"), Boston Partners, Inc. ("Boston Partners") and Desmond John Heathwood ("Heathwood", and collectively with BPAM and Boston Partners, the "Reporting Persons"). Each of the Reporting Persons may be deemed to own beneficially 1,633,700 shares of Common Stock. As sole general partner of BPAM, Boston Partners may be deemed to own beneficially all of the shares of Common Stock that BPAM may be deemed to own. As principal stockholder of Boston Partners, Heathwood may be deemed to own beneficially all of the Common Stock that Boston Partners may be deemed to own beneficially. BPAM holds all the above 1,633,700 shares under management for its clients, who have the right to direct the receipt of dividends, to receive dividends from such shares and to receive the proceeds from the sale of such shares. Boston Partners and Heathwood expressly disclaimed beneficial ownership of any shares of Common Stock in the Schedule 13G.

 (5) The number of shares reported is based upon a written certification delivered by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., stating that it is the beneficial owner of the shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 and that Fidelity Advisor Strategic Opportunities Fund, one of such investment companies, is the beneficial owner of 1,825,100 shares or 6.5% of the Common Stock. FMR Corp. reported that it has sole power to dispose of or direct the disposition of all such shares.

 (6) The number of shares reported as beneficially owned includes 7,155,200 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 1,282,300 shares for which the reporting person has sole voting and sole dispositive power, 1,257,286 of which may be acquired upon the exercise of stock options. For a discussion concerning the shared voting power with respect to the 7,155,200 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

 (7) The number of shares reported as beneficially owned includes 7,155,200 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Additionally, the number of shares reported as beneficially owned includes 504,632 shares for which the reporting person has sole voting and sole dispositive power, 500,000 of which may be acquired upon the exercise of stock options. For a discussion concerning the shared voting power with respect to the 7,155,200 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

 (8) Includes 94,433 shares of Common Stock which Mr. Harold H. Bach, Jr. has the right to acquire upon the exercise of stock options.

 (9) Includes 12,591 shares of Common Stock which Mr. Kevin L. Verner has the right to acquire upon the exercise of stock options.

(10) Includes 2,500 shares of Common Stock which Mr. Orrin J. Edidin has the right to acquire upon the exercise of stock options.

(11) Includes 2,269,358 shares of Common Stock which directors and executive officers have the right to acquire upon the exercise of stock options. Additionally, includes 7,155,200 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. with respect to which Mr. Louis J. Nicastro and Mr. Neil D. Nicastro both have shared voting power but no dispositive power. For a discussion concerning the shared voting power with respect to the 7,155,200 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

(12) For purposes of this calculation, the 7,155,200 shares of Common Stock owned by Sumner M. Redstone and National Amusements, Inc. with respect to which Mr. Louis J. Nicastro and Mr. Neil D. Nicastro have shared voting power but no dispositive power have only been counted once. For a discussion concerning the shared voting power with respect to the 7,155,200 shares of Common Stock referred to above, see "Voting Proxy Agreement" above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH MIDWAY

     Prior to the Offering, Midway was a wholly-owned subsidiary of WMS. As a result of the Offering, WMS' beneficial ownership of Midway common stock was reduced from 100.0% to 86.8%. As a result of the Distribution, WMS does not own any Midway common stock. A majority of Midway's directors are also directors and/or officers of WMS. Additionally, several of the executive officers of Midway are officers and/or directors of WMS. See "Item 10 -- Directors and Executive Officers of the Registrant."

     In connection with the Distribution, WMS and Midway entered into the following agreements:

     Manufacturing Agreement. WEG and Midway entered into the Manufacturing Agreement with respect to the manufacture of coin-operated video games and kits. The Manufacturing Agreement became effective as of April 6, 1998 and will continue in effect for a period of three years and for successive renewal periods of six months each unless terminated (a) by either party for any reason upon six months' notice or (b) in the event of a material default under the Manufacturing Agreement or under the Confidentiality provisions of the Confidentiality and Non-Competition Agreement discussed below, immediately at the election of the non-defaulting party. Pursuant to this Agreement, all of Midway's coin-operated video games are manufactured by WEG at its facility in Waukegan, Illinois.

     WEG is required to allocate 65% of its combined production and storeroom square footage at the Waukegan plant to perform its obligations under the Manufacturing Agreement. Midway conducts its own design and engineering of coin-operated video games, including programming, graphic design, electrical engineering, sound engineering and model shop engineering. Certain production engineering activities, such as the design process for the assembly of each game, creating work station profiles and quality control of incoming parts and the assembly process are provided to Midway by WEG. Materials used in the manufacture of coin-operated video games which are unique to such games are purchased by Midway from third party vendors. Materials used in the manufacture of coin-operated video games which are common with materials used in the production of pinball and novelty games sold by WEG are purchased by WEG (estimated to be 5% of materials costs) and charged to Midway at actual cost plus 9.0%. All labor costs, including fringe benefits, directly associated with the manufacturing of coin-operated video games are charged to Midway at WEG's actual cost plus 9.0%. The Waukegan plant's operating costs are either identified as Midway costs and charged to Midway or allocated as agreed between the parties. Such identified or allocated costs include, without limitation, manufacturing costs, materials management costs, quality assurance costs and administration costs. Plant operating costs of WEG paid by Midway under the Manufacturing Agreement are increased by 9.0%. The obligations of WEG under the Manufacturing Agreement are guaranteed by WMS.

     Cabinet Supply Agreement. Lenc-Smith and Midway entered into the Cabinet Supply Agreement with respect to the supply of cabinets for coin-operated video games. The Cabinet Supply Agreement became effective as of April 6, 1998 and will continue in effect for a period of three years and for successive renewal periods of six months each unless terminated (a) by either party for any reason upon six months' notice or (b) in the event of a material default, immediately at the election of the non-defaulting party.

     The Cabinet Supply Agreement provides that to initiate the purchase of video game cabinets, Midway shall issue a pricing inquiry to Lenc-Smith specifying the number of cabinets to be ordered and the cabinet specifications. Lenc-Smith then provides a formal quote on the pricing inquiry, and, upon agreement on a final price, a purchase order will be issued. Lenc-Smith ships all cabinets to WEG's Waukegan, Illinois plant for use in the manufacture of coin-operated video games. Midway may purchase cabinets from manufacturers other than Lenc-Smith if Lenc-Smith does not meet competitive bona-fide quotes.

     Spare Parts Sales and Service Agreement. WEG entered into the Spare Parts and Sales Service Agreement with Midway and Atari Games Corporation, a wholly-owned subsidiary of Midway ("Atari Games"), pursuant to which WEG sells spare parts for coin-operated video games produced on behalf of Midway and Atari Games. The agreement became effective as of April 6, 1998 and has the same term and is terminable in the same manner as the Cabinet Supply Agreement. Pursuant to the agreement, WEG must purchase and maintain an adequate inventory of spare parts needed by end-users of coin-operated video games of Midway and Atari Games. To the extent any parts are proprietary to Midway, Midway will sell or arrange for the sale of such parts to WEG. WEG will purchase all non-proprietary parts through its usual vendor sources or through Midway at negotiated prices. Midway and Atari Games are required to refer their customers to WEG for spare parts purchases during the term of the agreement. The agreement does not include warranty services, which services Midway is required to provide to its customers.

     Sales Agreement. WEG entered into the Sales Agreement with Midway effective April 6, 1998. The term of the agreement is the same as the term of the Cabinet Supply Agreement. During the term of the agreement, Midway will supply WEG with certain sales services, including sales testing for all new products developed by WEG, coordinating and negotiating print advertising and video presentations with third-party advertising and media firms, and negotiating distribution and sales agency agreements with third-party distributors. In consideration for such services, WEG will pay Midway $500,000 per annum plus a commission of 1.5% on the first $25.0 million of annual net sales of WEG products made by Midway and 1.0% on annual net sales of WEG products made by Midway in excess of $25.0 million. The commission for the period April 6, 1998 through June 30, 1998 was 1.5% of the first $6,250,000 of net sales made by Midway and 1.0% thereafter. An annual budget for marketing and testing will be developed and agreed upon in advance between the parties annually and modified quarterly upon mutual agreement. To extent additional services are provided which were not included in the budget, certain additional charges will be applicable for payroll, overhead and expense at Midway's cost plus 8.0%.

     Information Systems Service Agreement. WEG and Midway entered into an Information Systems Service Agreement effective as of April 6, 1998 for a term of three years with successive renewal periods of

18 months. The agreement is terminable by either party (a) upon 18 months' notice or (b) upon a material default, immediately by the non-defaulting party. Pursuant to the agreement, WEG provides Midway with access to its computer systems for business applications, including, without limitation, order entry, financial and manufacturing modules, marketing and sales and engineering (including electronic engineering documentation and blueprint systems) as well as support for the computer system. The agreement also provides that WEG will coordinate the provision and maintenance of cabling, wiring, switching components, routers and gateway and the purchasing, maintaining and upgrading of network services for Midway. These services include purchasing of desktop computers and related hardware as well as providing certain telecommunications service to Midway. Midway may also request WEG to provide services to develop the communications networking, operating and computer system of Midway and other related services. Midway pays WEG an amount equal to the cost to WEG for all services provided plus 6.6% of such cost.

     Confidentiality and Non-Competition Agreement. WMS entered into the Confidentiality and Non-Competition Agreement with Midway effective as of April 6, 1998. Pursuant to the agreement, either party may designate information regarding its business as confidential, which each party will use its best efforts to keep confidential. For a period of five years from the date of the agreement, neither party shall engage, directly or indirectly, in the business currently conducted by the other party (except that Midway may engage in any business related to coin-operated video game manufacturing, cabinet supply, spare parts sales and video-simulated non-mechanical pinball games). Additionally, for the greater of (i) the period from the date of the agreement until April 5, 2000 or (ii) a period ending one year after the date that any particular employee of Midway or WMS no longer is providing services to the other party pursuant to any of the agreements entered into in connection with the Distribution, such other party shall not, directly or indirectly, hire or solicit the employment of such employee or encourage such employee to leave his or her employment or induce any such employee to seek, accept or obtain employment by any person other than such employer.

     Right of First Refusal Agreement. WMS and Midway entered into the Right of First Refusal Agreement as of April 6, 1998 pursuant to which Midway was granted the right of first refusal with respect to any offer to WMS to purchase the Waukegan plant, or any material part thereof, which offer is not made in connection with the sale of substantially all of WMS' assets and business as a going concern or a sale of substantially all of the capital stock of WMS, and which WMS intends to accept. The term of the agreement is for 10 years expiring April 5, 2008.

     Third Parties Agreement. WMS entered into the Third Parties Agreement with Midway on April 6, 1998. The agreement governs the treatment of the numerous arrangements with third parties that WMS and Midway are party to with respect to game development, the obtaining or grant of licenses and other matters, which provide for, among other matters, the receipt of payments, the obligation or guaranty of an obligation to make payments to third parties, recoupment of prior advances, rights of first refusal and reporting and monitoring of intellectual property rights. The parties will allocate all other rights and obligations under third party arrangements so that the party receiving the benefit will bear the burden of such agreements. The agreement shall remain in effect so long as any third party arrangements remain outstanding.

     Temporary Support Services Agreement. WMS and Midway entered into a Temporary Support Services Agreement which provides, among other things, that WMS will supply all or a portion of Midway's administrative, legal and accounting, information services, and janitorial and other agreed upon services, including the use of space by Midway in any WMS facility, as requested from time to time by Midway. In consideration for the services provided by WMS, Midway will pay WMS an amount equal to its direct or allocated cost (including, without limitation, wages, salaries, fringe benefits and materials), as indicated on monthly invoices supplied by WMS. The agreement was effective as of April 6, 1998 and will continue for a period of 18 months and for successive renewal periods of three months each; provided, however, that the agreement may be terminated by either party upon six months' notice, and each party may, upon 60 days' notice, terminate any one or more of the services provided, except the use of space by Midway in any WMS facility.

     Tax Separation Agreement. Midway has been a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes (the "WMS Group") since 1988.

Therefore, Midway is jointly and severally liable for any federal tax liability incurred by the WMS Group. Midway and WMS entered into the Tax Separation Agreement as of April 6, 1998. The agreement sets forth the parties respective liabilities for federal, state and local taxes as well as their agreements as a result of Midway and its subsidiaries ceasing to be members of the WMS Group. The Tax Separation Agreement governs, among other things, (i) the filing of tax returns with federal, state and local authorities, (ii) the carryover of any tax benefits of Midway, (iii) the treatment of the deduction attributable to the exercise of stock options to purchase Common Stock which are held by employees or former employees of Midway and any other similar compensation related tax deductions, (iv) the treatment of certain net operating loss carrybacks, (v) the treatment of audit adjustments, (vi) procedures with respect to any proposed audit adjustment or other claim made by any taxing authority with respect to a tax liability of Midway or any of its subsidiaries. Certain other tax matters are addressed in the Tax Sharing Agreement which was entered into in connection with the Offering and which remains in full force and effect. See "Tax Sharing Agreement" below.

     Tax Indemnification Agreement. WMS entered into the Tax Indemnification Agreement with Midway effective as of April 6, 1998 providing for indemnifications in the event the Distribution fails to qualify under Section 355 of the Internal Revenue Code of 1986, as amended (the "Code"). Each of the parties agreed that for a period of two years after the Distribution, each would continue active conduct of its historic trade or business as conducted by it during the five-year period prior to the Distribution. Midway also agreed that, to fund an acquisition, within one year after the Distribution, it would either
(i) raise cash through an offering of shares of its common stock or debentures with detachable warrants to purchase shares of its common stock or (ii) use shares of its common stock as acquisition consideration. Additionally, each party agreed not to: (i) merge or consolidate with another entity; (ii) liquidate or partially liquidate; (iii) sell or transfer all or substantially all its assets in a single transaction or a series of transactions; (iv) redeem or otherwise repurchase any of its capital stock in a manner contrary to certain Internal Revenue Service ("IRS") revenue procedures; (v) enter into any transaction or make any change in its equity structure which may cause the Distribution to be treated as a plan pursuant to which one or more persons acquire directly or indirectly its common stock representing a "50 percent or greater interest" within the meaning of Section 355(d)(4) of the Code; or (vi) in the case of Midway except in connection with stock issued pursuant to an employee benefit or compensation plan and except as described in the private letter ruling issued in connection with the Distribution issue additional shares of its capital stock, unless such party first obtains the consent of the other party and, if applicable, the person or persons acquiring a "50 percent or greater interest" in such party have agreed to become jointly or severally liable for payments required to be made by such party pursuant to the Tax Indemnification Agreement.

     Midway will indemnify WMS with respect to any action referred to above which it takes or if it fails to issue Midway common stock as set forth above which causes the Distribution to fail to qualify under Section 355 of the Code, against any federal, state and local taxes, interest, penalties and additions to tax imposed upon or incurred by the WMS Group or any member thereof. WMS will indemnify Midway and its subsidiaries against any and all federal, state and local taxes, interest, penalties and additions to tax resulting from the Distribution, other than any such liabilities for which Midway is required to indemnify WMS. The agreement also governs the procedures for indemnification, calculation of the amount of indemnified liability for income taxes and reduction of indemnity by income tax benefits from indemnified liabilities.

     In connection with the Offering, WMS and Midway entered into the following agreements:

     Manufacturing and Services Agreement. WMS and Midway entered into the Manufacturing and Services Agreement with respect to various aspects of their relationship after the Offering. As of the Distribution, the Manufacturing Agreement referred to above superseded and replaced the Manufacturing and Services Agreement. The Manufacturing and Services Agreement became effective as of July 1, 1996. The Manufacturing and Services Agreement provided, among other things, for WMS to provide Midway with management, legal and administrative services and certain services for its coin-operated video games including, without limitation: (i) manufacturing; (ii) engineering support; (iii) sales and marketing; (iv) warranty and field services; and (v) creative services.

     Materials used in the manufacture of coin-operated video games were purchased by Midway at its expense. Certain other manufacturing costs were allocated based upon units produced for Midway and the other amusement games businesses of WMS. All labor costs associated with the manufacturing of coin-operated video games were charged to Midway at actual cost to WMS. Certain management, legal and administrative expenses and sales and marketing expenses were allocated based upon the revenues of and/or units produced for Midway and the other amusement games businesses of WMS or other methods appropriate for the allocation of the particular expense.

     Tax Sharing Agreement. WMS and Midway entered into a Tax Sharing Agreement (the "Tax Sharing Agreement") (which remains in effect, except as provided in the Tax Separation Agreement referred to above) whereby WMS and Midway have agreed upon a method for: (i) determining the amount which Midway must pay to WMS in respect of federal income taxes; (ii) compensating any member of the WMS Group for use of its net operating losses, tax credits and other tax benefits in arriving at the WMS Group tax liability as determined under the federal consolidated return regulations; and (iii) providing for the receipt of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years and for payments upon subsequent adjustments. The amount Midway is required to pay to WMS in respect of federal income taxes is determined as if Midway was filing a separate tax return. If any two or more members of the WMS Group are required to elect, or WMS elects to cause two or more members of the WMS Group to file combined or consolidated income tax returns under state or local income tax law, the financial consequences of such filings among such members shall be determined in a manner as similar as practicable to those provided for under the Tax Sharing Agreement for federal taxes. The Tax Sharing Agreement is not binding on the IRS or upon state, local or foreign taxing authorities. The effectiveness of the Tax Sharing Agreement is therefore dependent on each member of the WMS Group having the ability to pay its relative share of taxes. Because the IRS or other taxing authorities can be expected to seek payment from WMS prior to seeking payment from the individual group members, it is likely that Midway would seek to enforce any rights it may have against WMS for sharing at a time when WMS was unable to pay its proportionate share of taxes.

     Patent License Agreement. WMS and Midway entered into a patent license agreement which remains in effect, pursuant to which WMS and Midway each licensed to the other, on a perpetual, royalty-free basis, certain patents used in the development and manufacture of both coin-operated video games and video lottery terminals and other gaming machines.

OTHER RELATED PARTY TRANSACTIONS

     Mr. Ira S. Sheinfeld, a Director of the Company, is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP which the Company has retained to provide tax services during the last fiscal year and proposes to retain for such services during the current fiscal year.

     The Company pays Mr. Neil D. Nicastro $1,000 per month for his services under the Consulting Agreement. See "Item 11. Executive Compensation -- Employment Contracts."

     Pursuant to the Termination Agreement, as full consideration for payments that would otherwise have been made to Mr. Neil D. Nicastro under the 1996 Agreement with the Company with respect to base salary, bonus, retirement and death benefits, Mr. Nicastro was paid a lump sum of $2,500,000, and he was granted a 10-year option to purchase 250,000 shares of Common Stock at an exercise price of $5.4375. See "Item 11. Executive Compensation -- Employment Contracts."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements of the Company. See "Index to Financial Information" on page F-1.

     (2) Financial Statement Schedule of the Company. See "Index to Financial Information" on page F-1.

     (3) Exhibits.

      2(a) Plan of Reorganization and Distribution Agreement dated as of March 20, 1997 among the Company, Williams Hotel
              Corporation and WHG, incorporated by reference to Exhibit
              2.1 to the Company's Report on Form 8-K filed May 5, 1997
              (the "1997 Form 8-K").
      3(a)    Amended and Restated Certificate of Incorporation of the
              Company dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated
              May 4, 1994, incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended
              June 30, 1994 (the "1994 10-K").
      3(b)    Certificate of Amendment to the Amended and Restated
              Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on February
              25, 1998, incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
      3(c)    Form of Certificate of Designations of Series A Preferred
              Stock (included as Exhibit A to the Rights Agreement referred to in Exhibit 4(b) hereto).
      3(d)    By-Laws of the Company, as amended and restated through June
              26, 1996, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended June
              30, 1996.
      4(a) Specimen of Common Stock certificate, incorporated by reference to Exhibit 4(a) to the 1994 10-K.
      4(b)    Rights Agreement dated as of March 5, 1998 between the
              Company and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit 1 to the Company's
              Registration Statement on Form 8-A (File No. 1-8300) filed
              March 25, 1998.
      4(c)    Form of Rights Certificate (included as Exhibit B to the
              Rights Agreement referred to in Exhibit 4(b) hereto).
      10(a)   Third Amended and Restated Employment Agreement dated as of
              July 1, 1996 between the Company and Neil D. Nicastro, incorporated by reference to Exhibit 10(a) to the Company's
              Annual Report on Form 10-K for the fiscal year ended June
              30, 1997.
      10(b)   Second Amendment and Restatement of the Company's Pension
              Plan for Salaried Employees adopted June 24, 1986 and
              Amendment Nos. 1 to 5 thereof, incorporated by reference to
              Exhibit 10(c) to the 1994 10-K.
      10(c)   Second Amended and Restated Williams Electronics Games, Inc.
              Group Annuity Plan for Hourly Employees (effective as of
              January 1, 1987), incorporated by reference to Exhibit 10(f) to Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988.
      10(d)   1982 Employee Stock Option Plan, as amended, incorporated by reference to Exhibit 10(e) to the 1994 10-K.
      10(e)   1991 Stock Option Plan, as amended, incorporated by
              reference to Exhibit 10(f) to the 1994 10-K.
      10(f)   1993 Stock Option Plan, incorporated by reference to Exhibit
              10(g) to the 1994 10-K.
      10(g)   1994 Stock Option Plan, incorporated by reference to
              Appendix A to the Company's Definitive Proxy Statement dated
              December 12, 1994.

      10(h) Form of Indemnity Agreement authorized to be entered into between the Company and each officer and director approved by the Board of Directors, incorporated by reference to
              Exhibit 10(k) to the 1994 10-K.
      10(i)   WMS Industries Inc. 401(k) Retirement Savings Plan for
              Non-Union Employees adopted January 1, 1992, incorporated by reference to Exhibit 10(cc) to the Form 10-K for the fiscal year ended June 30, 1992 (the "1992 10-K").
      10(j)   Williams Innovative Technologies, Inc. 401(k) Retirement
              Savings Plan (Union Employees) adopted January 1, 1992, incorporated by reference to Exhibit 10(dd) to the 1992
              10-K.
      10(k)   WMS Industries Inc. Treasury Share Bonus Plan adopted April
              19, 1993, incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K for the fiscal year ended June
              30, 1993.
      10(l)   Voting Proxy Agreement dated September 21, 1995 among Louis
              J. Nicastro, Neil D. Nicastro, the Company, Sumner M.
              Redstone and National Amusements, Inc., incorporated by reference to Exhibit 10(u) to Company's Annual Report on
              Form 10-K for the fiscal year ended June 30, 1995.
      10(m)   Manufacturing and Services Agreement dated as of July 1,
              1996 between the Company and Midway, incorporated by reference to Exhibit 10.1 to the Midway Registration
              Statement on Form S-1, File No. 333-11919, filed on
              September 13, 1996 (the "Midway S-1").
      10(n)   Tax Sharing Agreement dated as of July 1, 1996 among the
              Company, Midway, Midway Home Entertainment Inc., Midway
              Interactive Inc., Atari Games and Tengen, Inc., incorporated by reference to Exhibit 10.2 to the Midway S-1.
      10(o)   Patent License Agreement dated as of July 1, 1996 between
              Williams and Midway, incorporated by reference to Exhibit
              10.4 to the Midway S-1.
      10(p) Tax Sharing Agreement, dated as of March 20, 1997, between the Company, Williams Hotel Corporation, WHG, ESJ Hotel
              Corporation, WMS Property Inc. and WHG El Con Corp., as amended April 15, 1997, incorporated by reference to Exhibit
              10.1 to the 1997 Form 8-K.
      10(q)   Amendment to Article III, Section 3 (Option Adjustments) of
              1982 Employee Stock Option Plan, incorporated by reference to Proposal No. 2 to the Company's Definitive Proxy
              Statement on Schedule 14A as filed with the Commission on December 11, 1996.
      10(r)   Amendment to Article III, Section 3 (Option Adjustments) of
              1991 Stock Option Plan, incorporated by reference to Proposal No. 2 to the Company's Definitive Proxy Statement on Schedule 14A as filed with the Commission on December 11, 1996.
      10(s)   Amendment to Article III, Section 3 (Option Adjustments) of
              1993 Stock Option Plan, incorporated by reference to Proposal No. 2 to the Company's Definitive Proxy Statement on Schedule 14A as filed with the Commission on December 11, 1996.
      10(t)   Amendment to Article III, Section 3 (Option Adjustments) of
              1994 Stock Option Plan, incorporated by reference to Proposal No. 2 to the Company's Definitive Proxy Statement on Schedule 14A as filed with the Commission on December 11, 1996.
      10(u) 1998 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4.6(a) to the Company's Registration
              Statement No. 333-57585 on Form S-8 filed with the
              Commission on June 24, 1998 (the "1998 S-8").

      10(v)   Severance Agreement dated March 5, 1998 between the Company and Neil D. Nicastro, incorporated by reference to Exhibit 2 to the Report on Form 8-K filed April 17, 1998 (the "April
              1998 8-K").
      10(w)   Consulting Agreement dated as of April 6, 1998 between the
              Company and Neil D. Nicastro, incorporated by reference to
              Exhibit 3 to the April 1998 8-K.
      10(x)   Employment Agreement dated as of April 6, 1998 between the
              Company and Louis J. Nicastro, incorporated by reference to
              Exhibit 1 to the April 1998 8-K.
      10(y)   Manufacturing Agreement dated as of April 6, 1998 between
              Williams Electronics Games, Inc. and Midway and the Guaranty
              of the obligations of Williams Electronics Games, Inc.
              thereunder by the Company, incorporated by reference to
              Exhibit 10.23 to the Midway Annual Report on Form 10-K for
              the fiscal year ended June 30, 1998 (the "Midway 1998
              10-K").
      10(z)   Cabinet Supply Agreement dated as of April 6, 1998 between
              Lenc-Smith Inc. and Midway, incorporated by reference to
              Exhibit 10.24 to the Midway 1998 10-K.
      10(aa)  Spare Parts Sales and Service Agreement dated as of April 6,
              1998 among Williams Electronics Games, Inc., Midway and
              Atari Games Corporation, incorporated by reference to
              Exhibit 10.25 to the Midway 1998 10-K.
      10(bb)  Sales Agreement dated as of April 6, 1998 between Williams
              Electronics Games, Inc. and Midway, incorporated by
              reference to Exhibit 10.26 to the Midway 1998 10-K.
      10(cc)  Information Systems Service Agreement dated as of April 6,
              1998 between Williams Electronics Games, Inc. and Midway,
              incorporated by reference to Exhibit 10.27 to the Midway
              1998 10-K.
      10(dd)  Confidentiality and Non-Competition Agreement dated as of
              April 6, 1998 between the Company and Midway, incorporated by reference to Exhibit 10.28 to the Midway 1998 10-K.
      10(ee)  Right of First Refusal Agreement dated as of April 6, 1998 between the Company and Midway, incorporated by reference to
              Exhibit 10.29 to the Midway 1998 10-K.
      10(ff)  Third Parties Agreement dated as of April 6, 1998 between the Company and Midway, incorporated by reference to Exhibit
              10.30 to the Midway 1998 10-K.
      10(gg)  Temporary Support Services Agreement dated as of April 6,
              1998 between the Company and Midway, incorporated by
              reference to Exhibit 10.31 to the Midway 1998 10-K.
      10(hh)  Tax Separation Agreement dated as of April 6, 1998 between the Company and Midway, incorporated by reference to Exhibit
              10.32 to the Midway 1998 10-K.
      10(ii)  Tax Indemnification Agreement dated as of April 6, 1998 between the Company and Midway, incorporated by reference to
              Exhibit 10.33 to the Midway 1998 10-K.
      13      Portions of 1998 Annual Report to Stockholders.
      21      Subsidiaries of the Company.
      23      Consent of Ernst & Young LLP.
      27      Financial Data Schedule.
 (b)  Reports on Form 8-K.

     A Report on Form 8-K was filed by the Company on April 17, 1998, reporting completion of the Distribution and certain related matters under Items 2 and 7.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September, 1998.

                                          WMS INDUSTRIES INC.

                                          By:     /s/ LOUIS J. NICASTRO
                                            ------------------------------------
                                            Louis J. Nicastro
                                              Chairman of the Board, President
                                              and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                  TITLE                            DATE
               ---------                                  -----                            ----

         /s/ LOUIS J. NICASTRO           Chairman of the Board, President, Chief    September 24, 1998
---------------------------------------  Executive Officer and Director
           Louis J. Nicastro             (Principal Executive Officer)

        /s/ HAROLD H. BACH, JR.          Vice President -- Finance, Chief           September 24, 1998
---------------------------------------  Financial Officer and Treasurer
          Harold H. Bach, Jr.            (Principal Financial and Principal
                                         Accounting Officer)

         /s/ NORMAN J. MENELL            Vice Chairman of the Board of Directors    September 24, 1998
---------------------------------------
           Norman J. Menell

      /s/ WILLIAM C. BARTHOLOMAY         Director                                   September 24, 1998
---------------------------------------
        William C. Bartholomay

        /s/ WILLIAM E. MCKENNA           Director                                   September 24, 1998
---------------------------------------
          William E. McKenna

         /s/ NEIL D. NICASTRO            Director                                   September 24, 1998
---------------------------------------
           Neil D. Nicastro

           /s/ HARVEY REICH              Director                                   September 24, 1998
---------------------------------------
             Harvey Reich

        /s/ DAVID M. SATZ, JR.           Director                                   September 24, 1998
---------------------------------------
          David M. Satz, Jr.

         /s/ IRA S. SHEINFELD            Director                                   September 24, 1998
---------------------------------------
           Ira S. Sheinfeld

                              WMS INDUSTRIES INC.

                         INDEX TO FINANCIAL INFORMATION

                                                                PAGE
                                                                NO.
                                                                ----
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of independent auditors..............................    F-2
Consolidated balance sheets at June 30, 1998 and June 30,
  1997......................................................      *
Consolidated statements of income for the years ended June
  30, 1998, 1997 and 1996...................................      *
Consolidated statements of changes in stockholders' equity
  for the years ended June 30, 1998, 1997 and 1996..........      *
Consolidated statements of cash flows for the years ended
  June 30, 1998, 1997 and 1996..............................      *
Notes to consolidated financial statements..................      *
Financial statements schedule II -- Valuation and Qualifying
  Accounts for the years ended June 30, 1998, 1997 and
  1996......................................................    F-3

 -------------------------
* Incorporated by reference to the portions of the Company's 1998 Annual Report filed as Exhibit 13 to this Form 10-K.

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
  WMS Industries Inc.

     We have audited the consolidated financial statements of WMS Industries Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of WMS Industries Inc. for the year ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). The financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
August 17, 1998

                                                                     SCHEDULE II

                              WMS INDUSTRIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                                          COLUMN C
           COLUMN A                COLUMN B              ADDITIONS               COLUMN D       COLUMN E
           --------               -----------    --------------------------      --------       --------
                                  BALANCE AT      CHARGED        CHARGED         BALANCE
                                   BEGINNING         TO             TO         DEDUCTIONS--        AT
                                      OF         COSTS AND        OTHER          AMOUNTS         END OF
         DESCRIPTION                PERIOD        EXPENSES       ACCOUNTS      WRITTEN OFF       PERIOD
         -----------              ----------     ---------       --------      ------------      ------
Allowance for receivables:
  1998........................    $ 5,439,000    $  581,000    $         --     $3,623,000     $ 2,397,000
  1997........................    $   831,000    $5,285,000    $         --     $  677,000     $ 5,439,000
  1996........................    $   437,000    $  432,000    $         --     $   38,000     $   831,000
Unrealized holding loss on
  noncurrent marketable equity
  securities:
  1998........................    $12,758,000    $       --    $(12,758,000)    $       --     $        --
  1997........................    $ 8,321,000    $       --    $  4,437,000     $       --     $12,758,000(1)
  1996........................    $ 4,571,000    $       --    $  3,750,000     $       --     $ 8,321,000(1)

-------------------------
(1) Included as a direct reduction of stockholders' equity.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
 2(a)      Plan of Reorganization and Distribution Agreement dated as of March 20, 1997 among the Company, Williams Hotel
           Corporation and WHG, incorporated by reference to Exhibit
           2.1 to the Company's Report on Form 8-K filed May 5, 1997
           (the "1997 Form 8-K").
 3(a)      Amended and Restated Certificate of Incorporation of the
           Company dated February 17, 1987; Certificate of Amendment
           dated January 28, 1993; and Certificate of Correction dated
           May 4, 1994, incorporated by reference to Exhibit 3(a) to
           the Company's Annual Report on Form 10-K for the year ended
           June 30, 1994 (the "1994 10-K").
 3(b)      Certificate of Amendment to the Amended and Restated
           Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on February
           25, 1998, incorporated by reference to Exhibit 3.1 to the
           Company's Quarterly Report on Form 10-Q for the fiscal
           quarter ended March 31, 1998.
 3(c)      Form of Certificate of Designations of Series A Preferred
           Stock (included as Exhibit A to the Rights Agreement
           referred to in Exhibit 4(b) hereto).
 3(d)      By-Laws of the Company, as amended and restated through June
           26, 1996, incorporated by reference to Exhibit 3(b) to the
           Company's Annual Report on Form 10-K for the year ended June
           30, 1996.
 4(a)      Specimen of Common Stock certificate, incorporated by
           reference to Exhibit 4(a) to the 1994 10-K.
 4(b)      Rights Agreement dated as of March 5, 1998 between the
           Company and The Bank of New York, as Rights Agent,
           incorporated by reference to Exhibit 1 to the Company's
           Registration Statement on Form 8-A (File No. 1-8300) filed
           March 25, 1998.
 4(c)      Form of Rights Certificate (included as Exhibit B to the
           Rights Agreement referred to in Exhibit 4(b) hereto).
10(a)      Third Amended and Restated Employment Agreement dated as of
           July 1, 1996 between the Company and Neil D. Nicastro,
           incorporated by reference to Exhibit 10(a) to the Company's
           Annual Report on Form 10-K for the fiscal year ended June
           30, 1997.
10(b)      Second Amendment and Restatement of the Company's Pension
           Plan for Salaried Employees adopted June 24, 1986 and
           Amendment Nos. 1 to 5 thereof, incorporated by reference to
           Exhibit 10(c) to the 1994 10-K.
10(c)      Second Amended and Restated Williams Electronics Games, Inc.
           Group Annuity Plan for Hourly Employees (effective as of
           January 1, 1987), incorporated by reference to Exhibit 10(f)
           to Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988.
10(d)      1982 Employee Stock Option Plan, as amended, incorporated by reference to Exhibit 10(e) to the 1994 10-K.
10(e)      1991 Stock Option Plan, as amended, incorporated by
           reference to Exhibit 10(f) to the 1994 10-K.
10(f)      1993 Stock Option Plan, incorporated by reference to Exhibit
           10(g) to the 1994 10-K.
10(g)      1994 Stock Option Plan, incorporated by reference to
           Appendix A to the Company's Definitive Proxy Statement dated
           December 12, 1994.
10(h)      Form of Indemnity Agreement authorized to be entered into
           between the Company and each officer and director approved by the Board of Directors, incorporated by reference to
           Exhibit 10(k) to the 1994 10-K.
10(i)      WMS Industries Inc. 401(k) Retirement Savings Plan for
           Non-Union Employees adopted January 1, 1992, incorporated by reference to Exhibit 10(cc) to the Form 10-K for the fiscal year ended June 30, 1992 (the "1992 10-K").

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10(j)      Williams Innovative Technologies, Inc. 401(k) Retirement
           Savings Plan (Union Employees) adopted January 1, 1992,
           incorporated by reference to Exhibit 10(dd) to the 1992
           10-K.
10(k)      WMS Industries Inc. Treasury Share Bonus Plan adopted April
           19, 1993, incorporated by reference to Exhibit 10(ee) to the
           Annual Report on Form 10-K for the fiscal year ended June
           30, 1993.
10(l)      Voting Proxy Agreement dated September 21, 1995 among Louis
           J. Nicastro, Neil D. Nicastro, the Company, Sumner M.
           Redstone and National Amusements, Inc., incorporated by
           reference to Exhibit 10(u) to Company's Annual Report on
           Form 10-K for the fiscal year ended June 30, 1995.
10(m)      Manufacturing and Services Agreement dated as of July 1,
           1996 between the Company and Midway, incorporated by
           reference to Exhibit 10.1 to the Midway Registration
           Statement on Form S-1, File No. 333-11919, filed on
           September 13, 1996 (the "Midway S-1").
10(n)      Tax Sharing Agreement dated as of July 1, 1996 among the
           Company, Midway, Midway Home Entertainment Inc., Midway
           Interactive Inc., Atari Games and Tengen, Inc., incorporated by reference to Exhibit 10.2 to the Midway S-1.
10(o)      Patent License Agreement dated as of July 1, 1996 between
           Williams and Midway, incorporated by reference to Exhibit
           10.4 to the Midway S-1.
10(p)      Tax Sharing Agreement, dated as of March 20, 1997, between the Company, Williams Hotel Corporation, WHG, ESJ Hotel
           Corporation, WMS Property Inc. and WHG El Con Corp., as
           amended April 15, 1997, incorporated by reference to Exhibit
           10.1 to the 1997 Form 8-K.
10(q)      Amendment to Article III, Section 3 (Option Adjustments) of
           1982 Employee Stock Option Plan, incorporated by reference to Proposal No. 2 to the Company's Definitive Proxy
           Statement on Schedule 14A as filed with the Commission on
           December 11, 1996.
10(r)      Amendment to Article III, Section 3 (Option Adjustments) of
           1991 Stock Option Plan, incorporated by reference to
           Proposal No. 2 to the Company's Definitive Proxy Statement
           on Schedule 14A as filed with the Commission on December 11,
           1996.
10(s)      Amendment to Article III, Section 3 (Option Adjustments) of
           1993 Stock Option Plan, incorporated by reference to
           Proposal No. 2 to the Company's Definitive Proxy Statement
           on Schedule 14A as filed with the Commission on December 11,
           1996.
10(t)      Amendment to Article III, Section 3 (Option Adjustments) of
           1994 Stock Option Plan, incorporated by reference to
           Proposal No. 2 to the Company's Definitive Proxy Statement
           on Schedule 14A as filed with the Commission on December 11,
           1996.
10(u)      1998 Non-Qualified Stock Option Plan, incorporated by
           reference to Exhibit 4.6(a) to the Company's Registration
           Statement No. 333-57585 on Form S-8 filed with the
           Commission on June 24, 1998 (the "1998 S-8").
10(v)      Severance Agreement dated March 5, 1998 between the Company and Neil D. Nicastro, incorporated by reference to Exhibit 2 to the Report on Form 8-K filed April 17, 1998 (the "April
           1998 8-K").
10(w)      Consulting Agreement dated as of April 6, 1998 between the
           Company and Neil D. Nicastro, incorporated by reference to
           Exhibit 3 to the April 1998 8-K.
10(x)      Employment Agreement dated as of April 6, 1998 between the
           Company and Louis J. Nicastro, incorporated by reference to
           Exhibit 1 to the April 1998 8-K.
10(y)      Manufacturing Agreement dated as of April 6, 1998 between
           Williams Electronics Games, Inc. and Midway and the Guaranty
           of the obligations of Williams Electronics Games, Inc.
           thereunder by the Company, incorporated by reference to
           Exhibit 10.23 to the Midway Annual Report on Form 10-K for
           the fiscal year ended June 30, 1998 (the "Midway 1998
           10-K").

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10(z)      Cabinet Supply Agreement dated as of April 6, 1998 between
           Lenc-Smith Inc. and Midway, incorporated by reference to
           Exhibit 10.24 to the Midway 1998 10-K.
10(aa)     Spare Parts Sales and Service Agreement dated as of April 6,
           1998 among Williams Electronics Games, Inc., Midway and
           Atari Games Corporation, incorporated by reference to
           Exhibit 10.25 to the Midway 1998 10-K.
10(bb)     Sales Agreement dated as of April 6, 1998 between Williams
           Electronics Games, Inc. and Midway, incorporated by
           reference to Exhibit 10.26 to the Midway 1998 10-K.
10(cc)     Information Systems Service Agreement dated as of April 6,
           1998 between Williams Electronics Games, Inc. and Midway,
           incorporated by reference to Exhibit 10.27 to the Midway
           1998 10-K.
10(dd)     Confidentiality and Non-Competition Agreement dated as of
           April 6, 1998 between the Company and Midway, incorporated by reference to Exhibit 10.28 to the Midway 1998 10-K.
10(ee)     Right of First Refusal Agreement dated as of April 6, 1998 between the Company and Midway, incorporated by reference to
           Exhibit 10.29 to the Midway 1998 10-K.
10(ff)     Third Parties Agreement dated as of April 6, 1998 between
           the Company and Midway, incorporated by reference to Exhibit
           10.30 to the Midway 1998 10-K.
10(gg)     Temporary Support Services Agreement dated as of April 6,
           1998 between the Company and Midway, incorporated by
           reference to Exhibit 10.31 to the Midway 1998 10-K.
10(hh)     Tax Separation Agreement dated as of April 6, 1998 between the Company and Midway, incorporated by reference to Exhibit
           10.32 to the Midway 1998 10-K.
10(ii)     Tax Indemnification Agreement dated as of April 6, 1998
           between the Company and Midway, incorporated by reference to
           Exhibit 10.33 to the Midway 1998 10-K.
13         Portions of 1998 Annual Report to Stockholders.
21         Subsidiaries of the Company.
23         Consent of Ernst & Young LLP.
27         Financial Data Schedule.