Form 10-Q
period 1998-09-30
WMS INDUSTRIES INC /DE/
filed 1998-11-12
CIK 350077

\


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                               ------------------------------------------------


                          Commission file number 1-8300
                                                 ------


                               WMS INDUSTRIES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                   36-2814522
-------------------------------------------------------------------------------
 (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

3401 North California Ave., Chicago, IL                   60618
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code  (773) 961-1111
                                                    ---------------------------

                                      N/A
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by |X| whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X]  NO
                                     -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 28,036,750 shares of common stock, $.50 par value, were outstanding at October 26, 1998 after deducting 52,312 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                  ------------

                                     INDEX

                                                                       PAGE NO
                                                                       -------
PART I. FINANCIAL INFORMATION:

    ITEM 1.    Financial Statements:
               Condensed Consolidated Statements of Income -
               Three months ended September 30, 1998 and 1997........      2

               Condensed Consolidated Balance Sheets -
               September 30, 1998 and June 30, 1998..................    3-4

               Condensed Consolidated Statements of Cash Flows -
               Three months ended September 30, 1998 and 1997........      5

               Notes to Condensed Consolidated Financial Statements..      6


    ITEM 2.    Management's Discussion and Analysis of
               Financial Condition and Results of Operations.........    7-9


PART II.  OTHER INFORMATION:

    ITEM 1.    Legal Proceedings.....................................     10

    ITEM 6.    Exhibits and Reports on Form 8-K.....................     10



SIGNATURE      ......................................................     11



                              WMS INDUSTRIES INC.
                                 -------------

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                     Three months ended
                                                        September 30,
                                                   ----------------------
                                                      1998         1997
                                                   --------      --------
REVENUES...................................        $ 26,799      $ 20,035

COSTS AND EXPENSES
    Cost of
    sales..................................          20,585        14,685
    Research and
    development............................           2,980         3,145
    Selling and
    administrative.........................           6,807         7,174
                                                   --------      --------
Total costs and
expenses...................................          30,372        25,004
                                                   --------      --------
Operating
loss.......................................          (3,573)       (4,969)

Interest and other income and expense,
net........................................             922           589
Interest
expense....................................               -          (441)

                                                   --------      --------
Loss from continuing operations
    before income tax credit...............          (2,651)       (4,821)
Credit for income taxes....................           1,007         1,832
                                                   --------      --------
Loss from continuing operations............          (1,644)       (2,989)

Income from discontinued operations -
    video games segment, net...............               -         6,277
                                                   ========      ========
Net income (loss)..........................        $ (1,644)     $  3,288
                                                   ========      ========

Earnings per share of common stock - basic and diluted:
    Loss from continuing operations........           (0.06)        (0.12)
                                                   ========      ========
    Net income.............................        $  (0.06)     $   0.13
                                                   ========      ========
Weighted average shares outstanding........          27,988        25,549
                                                   ========      ========

See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.

                                 -------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                      September 30,   June 30,
                                                           1998         1998
                                                      ------------    --------
ASSETS
CURRENT ASSETS:
     Cash and cash                                     $   4,952      $ 36,943
     equivalents....................................
     Short-term investments.........................      55,400        26,000
                                                       ---------    ----------

                                                          60,352        62,943
     Receivables, net of allowances of $2,557 and
     $2,397.........................................      31,847        30,432
     Income tax
     receivable.....................................       9,179        10,114
     Inventories, at lower of cost (Fifo) or market:
        Raw materials and work in
        progress....................................      21,106        17,523
        Finished
        goods.......................................      17,366        22,097
                                                       ---------    ----------

                                                          38,472        39,620
     Deferred income
     taxes..........................................      18,215        18,155
     Other current
     assets.........................................         660           769
                                                       ---------    ----------

        Total current
        assets......................................     158,725       162,033


Property, plant and  equipment......................      59,944        57,327
Less: accumulated depreciation......................     (25,393)      (24,720)
                                                       ---------    ----------

                                                          34,551        32,607

Other assets........................................      13,750        12,882
                                                       =========    ==========
                                                       $ 207,026     $ 207,522
                                                       =========    ==========


See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.
                                 -------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                       September 30,   June 30,
                                                           1998          1998
                                                      ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
     Accounts payable ...............................  $   9,537     $   7,818
     Accrued compensation and related  benefits......      2,279         3,020
     Accrued liability related to WMS Gaming Inc.
        patent litigation............................     35,226        35,372
     Other accrued liabilities.......................      3,806         3,757
                                                       ---------     ---------
        Total current
        liabilities..................................     50,848        49,967


Deferred income
taxes................................................        869           869
Other noncurrent
liabilities..........................................      1,395         1,395

STOCKHOLDERS' EQUITY:

     Preferred stock (5,000,000 shares authorized,
        none issued).................................          -             -
     Common stock (28,089,062 and 28,032,766 shares
     issued).........................................     14,044        14,016
     Additional paid-in capital......................    170,657       170,418
     Retained earnings
     (deficit).......................................    (30,639)      (28,995)
                                                       ---------     ---------

                                                         154,062       155,439
     Treasury stock, at cost (52,312 shares).........       (148)         (148)
                                                       ---------     ---------
        Total stockholders' equity...................    153,914       155,291

                                                       ---------     ---------
                                                       $ 207,026     $ 207,522
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

                              WMS INDUSTRIES INC.

                                 -------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                        Three months ended
                                                            September 30,
                                                      -------------------------
                                                        1998           1997
                                                      ---------       ---------
OPERATING ACTIVITIES:
Net income (loss)..................................   $  (1,644)      $   3,288
Adjustments to reconcile net income (loss)
    to net cash provided (used) by
    operating activities:
       Income from discontinued operations -
         video games segment.......................           -          (6,277)
       Depreciation and amortization...............       1,061           1,452
       Receivables provision.......................         160             171
       Deferred income taxes.......................         (60)             (4)
       Tax benefit from exercise of common stock
         options...................................          75             102
       Increase resulting from changes in operating
         assets and liabilities....................         242           5,793
                                                      ---------       ---------
Net cash provided (used) by operating activities...        (166)          4,525

INVESTING ACTIVITIES:
Purchase of property, plant and equipment..........      (2,617)         (1,032)
Net change in short-term investments...............     (29,400)         30,000
                                                      ---------       ---------
Net cash provided (used) by investing activities...     (32,017)         28,968

FINANCING ACTIVITIES:
Cash received on exercise of common stock options..         192            654
Redemption of long-term debt.......................           -           (160)
                                                      ---------       --------
Net cash provided by financing activities..........         192            494
                                                      ---------       --------
Increase (decrease) in cash and cash equivalents...     (31,991)        33,987
Cash and cash equivalents at beginning of period...      36,943          1,853
                                                      ----------      ---------
Cash and cash equivalents at end of period.........     $ 4,952       $ 35,840
                                                      ==========      =========

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                                  -------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS
         --------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


2.       DISCONTINUED OPERATIONS
         -----------------------

         On August 11, 1997 the Company announced a planned spin-off of its 86.8% interest in Midway Games Inc. Midway Games Inc.'s operations entirely comprised the video game business segment. That spin-off was completed on April 6, 1998. Accordingly, the results of operations for the quarter ended September 30, 1997 of the video game segment has been reflected as discontinued operations in the condensed consolidated statements of income and cash flows.


3.       LITIGATION
         ----------

         See item 1 of Part II for the status of International Game Technology litigation.

                               WMS INDUSTRIES INC.

                                 ---------------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward looking statements concerning future business conditions and the outlook for the Company based on currently available information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks and uncertainties, including, without limitation, the Company's loss from continuing operations, financial strength of the gaming and pinball industries, the expansion of legalized gaming into new markets, the development, introduction and success of new games and new technologies and the ability to maintain the scheduling of such introductions, the ability of the Company to qualify for and maintain gaming licenses and approvals, the outcome of certain legal proceedings to which the Company is a party and other risks more fully described under "Item 1. Business--Factors Affecting Future Performance" in the Company's Annual Report on Form 10-K.

FINANCIAL CONDITION
-------------------

Cash flows from operating, investing and financing activities during the quarter ended September 30, 1998 resulted in a net cash decrease of $31,991,000 as compared with net cash provided of $33,987,000 during the quarter ended September 30, 1997. The majority of the cash decrease in 1998 was for the purchase of short-term investments and the majority of the cash provided in 1997 was from the sale of short-term investments. See condensed consolidated statements of cash flows on page 5.

Cash used by operating activities before changes in operating assets and liabilities was $408,000 for the quarter ended September 30, 1998 as compared with $1,268,000 for the quarter ended September 30, 1997.

The changes in operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in $242,000 of cash inflow during the quarter ended September 30, 1998 compared with a cash inflow of $5,793,000 during the quarter ended September 30, 1997. Cash inflow in the quarter ended September 30, 1997 was primarily due to a reduction in receivables from their comparable balances at June 30, 1997.

Cash used by investing activities was $32,017,000 for the quarter ended September 30, 1998 compared with cash provided of $28,968,000 for the quarter ended September 30, 1997. Cash used for the purchase of property, plant and equipment during the quarter ended September 30, 1998 was $2,617,000 compared with $1,032,000 for the quarter ended September 30, 1997. Net cash of $29,400,000 was used for the purchase of short term investments during the quarter ended September 30, 1998, compared with an increase to cash of $30,000,000 from the sale of short-term investments in the prior year's quarter.

Management believes that cash and cash equivalents and short-term investments will be adequate to fund the anticipated level of inventories and receivables required in the operation of the business as well as cash required to fund future operating losses, if any, and the Company's other presently anticipated needs. See Note 3 to the financial statements regarding patent litigation.

RESULTS OF OPERATIONS
---------------------
The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):

                                                             Three months ended
                                                                September 30,
                                                                -------------
                                                              1998        1997
                                                              ----        ----
     REVENUES
       Gaming............................................   $ 18,844   $  8,234
       Pinball, novelty and cabinets.....................      5,031     11,801
       Contract manufacturing............................      2,924          -
                                                            --------   --------
         Total revenues..................................   $ 26,799   $ 20,035
                                                            ========   ========

     GROSS PROFIT
       Gaming............................................   $  5,817   $  2,390
       Pinball, novelty and cabinets.....................        (68)     2,960
       Contract manufacturing............................        465          -
                                                            --------   --------
           Total gross profit............................   $  6,214   $  5,350
                                                            ========   ========

     OPERATING INCOME (LOSS)
       Gaming............................................   $   (665)  $ (4,219)
       Pinball, novelty and cabinets.....................     (2,565)      (385)
       Contract manufacturing............................        235          -
       Unallocated general corporate expenses............       (578)      (365)
                                                            --------   --------
           Total operating (loss)........................     (3,573)    (4,969)

     Interest and other income and expense - net.........        922        589
     Interest expense....................................          -       (441)
                                                            --------   --------
     (Loss) from continuing operations before income
           tax credit.......                                $ (2,651)  $ (4,821)
                                                            ========   ========

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 1997

Consolidated revenues increased to $26,799,000 in the quarter ended September 30, 1998 from $20,035,000 in the quarter ended September 30, 1997. Gaming revenues increased $10,610,000 from the prior year. The majority of the September 30, 1998 quarter gaming revenues of $18,844,000 were from the sale of video gaming devices and recently introduced models of reel type slot machines while the majority of the prior year quarter revenues of $8,234,000 were from the sale of video lottery terminals. Pinball and novelty revenues decreased by $6,770,000 primarily due to decreased industry wide demand for the current generation of pinball games.

After the April 6, 1998 spin-off of Midway Games Inc., the Company continues to manufacture under a contract the coin-operated video games designed and sold by Midway Games Inc. The September 30, 1998 quarter includes the new business segment, contract manufacturing, which generated revenues of $2,924,000, gross profit of $465,000 and segment operating income of $235,000. Previously the Company recorded these operations as a cost allocation between a parent and consolidated subsidiary.

Consolidated gross profit increased to $6,214,000 in the quarter ended September 30, 1998 from $5,350,000 in the quarter ended September 30, 1997 due primarily to increased gaming revenues offset by lower pinball revenues.

Consolidated operating loss decreased to $3,573,000 in the September 30, 1998 quarter from $4,969,000 in the prior year quarter. Gaming segment operating loss decreased by $3,554,000 because of the higher revenue. Pinball and novelty segment operating loss increased by $2,180,000 because of lower revenues.

The increase in interest and other income and expense - net was primarily due to the inclusion in the September 30, 1997 quarter of certain costs related to the convertible debentures redemption. Interest expense in the

September 30, 1997 quarter was from the convertible debentures outstanding at that date that were subsequently converted by the holders in fiscal 1998.


Loss from continuing operations decreased to $1,644,000, $0.06 per share, in the September 30, 1998 quarter from $2,989,000, $0.12 per share, in the prior year quarter.

Net income (loss), which includes both continuing operations and discontinued operations, was a net loss of $1,644,000, $.06 per share, for the quarter ended September 30, 1998 compared to net income of $3,288,000, $.13 per share for the prior year fiscal quarter. Loss from continuing operations and net loss for the September 30, 1998 quarter were increased by $500,000, $.02 per share, due to costs from the ongoing strike at the Company's cabinet manufacturing facility, and were decreased by $790,000, $.03 per share, from a net recovery relating to purchased parts overcharges primarily from certain pinball games suppliers in prior years.


YEAR 2000 UPDATE

The term y2k is used to refer to a worldwide computer-related problem where software programs and embedded programs in microprocessors will not work properly when processing a date greater than December 31, 1999. This problem results from using two digits to denote the third and fourth digit of a four-digit year and a program assuming 19 to be the first two digits. Many existing programs will continue to assume a 19 as the first and second digit while a 20 or greater is required. A method of fixing the problem is for all years to be denoted in a four-digit field and the program to recognize all four digits as the year. This y2k problem has resulted in significant worldwide concern about the future operations of businesses and other institutions.

The Company began addressing this problem in 1996. Management believes that most of the systems utilized for the internal operations of the Company have been made y2k compliant at an estimated cost of $1,000,000. The remainder, which is primarily the upgrading of network servers, is to be y2k compliant soon at a cost estimated to be $500,000. Management also believes that there are no y2k issues with respect to the functionality of any products sold in the past or to be sold in the future.

Management also believes that the assembly of products should not be affected by malfunctioning tools or equipment using embedded microprocessors as the assembly process is not heavily reliant on such tools or equipment.

The only known area of y2k related exposure is with the suppliers of components for gaming devices and pinball games. Management has implemented a program of formal contact with its suppliers so as to assess the existence of problems. Management cannot make a determination as to the suppliers' level of y2k compliance at this time. If needed, management will adjust the shipping dates for products accordingly and at worst the Company would expect a short-term delay in shipments. If such delay should occur it is not expected to have a material effect on operating results for any reportable period.

                                    PART II
                               OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS
-------------------------

The information concerning the patent litigation between WMS Gaming Inc. ("WGI") and International Game Technology ("IGT") as set forth in "Item 3. Legal Proceedings" in Registrant's Report on Form 10-K for the year ended June 30, 1998 ("1998 10-K") is incorporated herein by this reference. Capitalized terms used and not otherwise defined herein shall have the same meanings as ascribed to such terms in the 1998 10-K.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) Exhibits


10.1   Employment Offer and Severance Benefits Letter from Registrant to Kevin
       L. Verner

27     Financial Data Schedule

(b) Reports on Form 8-K.
       None

                              WMS INDUSTRIES INC.

                                ---------------

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WMS INDUSTRIES INC.
                                            ----------------------------
                                            (Registrant)




Dated: November 10, 1998                    By: /S/ Harold H. Bach, Jr.
                                            ----------------------------
                                            Harold H. Bach, Jr.
                                            Vice President-Finance
                                            Principal Financial and
                                            Chief Accounting Officer

                               Index to Exhibits

Exhibit                           Description
-------                           -----------

10.1   Employment Offer and Severance Benefits Letter from Registrant to Kevin
       L. Verner

27     Financial Data Schedule