Form 10-Q
period 1998-12-31
WMS INDUSTRIES INC /DE/
filed 1999-02-12
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 1998
                               ------------------------------------------------


                          Commission file number 1-8300


                               WMS INDUSTRIES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                     Delaware                                                           36-2814522
(State or Other Jurisdiction of Incorporation or Organization)            (I.R.S. Employer Identification No.)



3401 North California Ave., Chicago, IL                            60618
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
                            YES    X      NO
                               ---------    ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,049,681 shares of common stock, $.50 par value, were outstanding at February 5, 1999 after deducting 77,312 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX

                                                                                                     PAGE NO
PART I.  FINANCIAL INFORMATION:

    ITEM 1.           Financial Statements:
                      Condensed Consolidated Statements of Income -
                      Three and six months ended December 31, 1998 and 1997................              2

                      Condensed Consolidated Balance Sheets -
                      December 31, 1998 and June 30, 1998..................................            3-4

                      Condensed Consolidated Statements of Cash Flows -
                      Six months ended December 31, 1998 and 1997..........................              5

                      Notes to Condensed Consolidated Financial Statements.................              6


    ITEM 2.           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...........................................           7-10


PART II.  OTHER INFORMATION:

    ITEM 1.           Legal Proceedings....................................................             11


    ITEM 6.           Exhibits and Reports on Form 8-K.....................................             12




SIGNATURE             .....................................................................             13


                               WMS INDUSTRIES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                           Three months ended           Six months ended
                                                                              December 31,                 December 31,
                                                                        -----------------------       -----------------------
                                                                          1998           1997           1998           1997
                                                                        --------       --------       --------       --------

Revenues........................................................        $ 38,991       $ 23,397       $ 65,790       $ 43,432


Costs and expenses
    Cost of sales ..............................................          29,825         17,630         50,410         32,315
    Research and development ...................................           3,390          3,137          6,370          6,282
    Selling and administrative .................................           8,085          6,494         14,892         13,668
    Adjustment to common stock options .........................             601              -            601              -
                                                                        --------       --------       --------       --------
Total costs and expenses .......................................          41,901         27,261         72,273         52,265
                                                                        --------       --------       --------       --------
Operating loss .................................................          (2,910)        (3,864)        (6,483)        (8,833)

Interest and other income and expense, net .....................             917            920          1,839          1,509
Interest expense ...............................................               -            522              -             81

                                                                        --------       --------       --------       --------
Loss from continuing operations before income tax credit .......          (1,993)        (2,422)        (4,644)        (7,243)
Credit for income taxes ........................................             758            920          1,765          2,752

                                                                        --------       --------       --------       --------
Loss from continuing operations ................................          (1,235)        (1,502)        (2,879)        (4,491)

Income from discontinued operations - Video games
     segment, net ..............................................               -         15,947              -         22,224

                                                                        ========       ========       ========       ========
Net income (loss) ..............................................        $ (1,235)      $ 14,445       $ (2,879)      $ 17,733
                                                                        ========       ========       ========       ========


Earnings per share of common stock - basic and diluted:
    Loss from continuing operations ............................        $  (0.04)      $  (0.06)      $  (0.10)      $  (0.18)
                                                                        ========       ========       ========       ========
    Net income (loss) ..........................................        $  (0.04)      $   0.54       $  (0.10)      $   0.70
                                                                        ========       ========       ========       ========

Weighted average shares outstanding ............................          29,039         26,471         28,514         25,510
                                                                        ========       ========       ========       ========



See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                December 31,             June 30,
                                                                                    1998                   1998
                                                                                 ---------              ---------
ASSETS

Current assets:
    Cash and cash equivalents ......................................             $   8,797              $  36,943
    Short-term investments .........................................                60,400                 26,000
                                                                                 ---------              ---------
                                                                                    69,197                 62,943
    Receivables, net of allowances of $3,465 and $2,397 ............                35,304                 30,432
    Inventories, at lower of cost (Fifo) or market:
       Raw materials and work in progress ..........................                20,852                 17,523
       Finished goods ..............................................                16,507                 22,097
                                                                                 ---------              ---------
                                                                                    37,359                 39,620
    Income tax receivable ..........................................                 4,202                 10,114
    Deferred income taxes ..........................................                18,722                 18,155
    Other current assets ...........................................                 1,044                    769
                                                                                 ---------              ---------

       Total current assets ........................................               165,828                162,033


Property, plant and equipment ......................................                61,689                 57,327
Less:  accumulated depreciation ....................................               (26,443)               (24,720)
                                                                                 ---------              ---------
                                                                                    35,246                 32,607

Other assets .......................................................                14,865                 12,882
                                                                                 =========              =========
                                                                                 $ 215,939              $ 207,522
                                                                                 =========              =========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                       December 31,           June 30,
                                                                                           1998                 1998
                                                                                        ---------            ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ........................................................           $  12,896            $   7,818
    Accrued compensation and related benefits ...............................               3,638                3,020
    Accrued liability related to WMS Gaming Inc. patent litigation ..........              35,028               35,372
    Other accrued liabilities ...............................................               3,929                3,757
                                                                                        ---------            ---------
       Total current liabilities ............................................              55,491               49,967


Deferred income taxes .......................................................                 869                  869
Other noncurrent liabilities ................................................               1,457                1,395

Stockholders' equity:

    Preferred stock (5,000,000 shares authorized, none issued) ..............                   -                    -
    Common stock (30,126,993 and 28,032,766 shares issued) ..................              15,062               14,016
    Additional paid-in capital ..............................................             175,316              170,418
    Retained earnings (deficit) .............................................             (31,874)             (28,995)
                                                                                        ---------            ---------
                                                                                          158,504              155,439
    Treasury stock, at cost (77,312 and 52,312 shares) ......................                (382)                (148)
                                                                                        ---------            ---------
       Total stockholders' equity ...........................................             158,122              155,291

                                                                                        ---------            ---------
                                                                                        $ 215,939            $ 207,522
                                                                                        =========            =========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                        Six months ended
                                                                                                          December 31,
                                                                                                    ------------------------
                                                                                                      1998            1997
                                                                                                    --------        --------
Operating activities:
Net income (loss) ...........................................................................       $ (2,879)       $ 17,733
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
       Income from discontinued operations - video games segment ............................              -         (22,224)
       Depreciation and amortization ........................................................          3,050           2,960
       Receivables provision ................................................................          1,068             304
       Deferred income taxes ................................................................           (567)            502
       Tax benefit from exercise of common stock options ....................................             75             102
       Increase (decrease) resulting from changes in operating assets and liabilities .......          4,622          (6,719)
                                                                                                    --------        --------
Net cash provided (used) by operating activities ............................................          5,369          (7,342)

Investing activities:
Purchase of property, plant and equipment ...................................................         (4,750)         (2,191)
Net change in short-term investments ........................................................        (34,400)          9,450
                                                                                                    --------        --------
Net cash provided (used) by investing activities ............................................        (39,150)          7,259

Financing activities:
Cash received on exercise of common stock options ...........................................          5,635             654
Redemption of long-term debt ................................................................              -            (178)
                                                                                                    --------        --------
Net cash provided by financing activities ...................................................          5,635             476


                                                                                                    --------        --------
Increase (decrease) in cash and cash equivalents ............................................        (28,146)            393
Cash and cash equivalents at beginning of period ............................................         36,943           1,853
                                                                                                    --------        --------
                                                                                                    ========        ========
Cash and cash equivalents at end of period ..................................................       $  8,797        $  2,246
                                                                                                    ========        ========

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


2.       DISCONTINUED OPERATIONS
         On August 11, 1997 the Company announced a planned spin-off of its 86.8% interest in Midway Games Inc. Midway Games Inc.'s operations entirely comprised the video game business segment. That spin-off was completed on April 6, 1998. Accordingly, the results of operations for the quarter and six months ended December 31, 1997 of the video game segment has been reflected as discontinued operations in the condensed consolidated statements of income and cash flows.


3.       LITIGATION
         See Item 1 of Part II for the status of litigation.

                               WMS INDUSTRIES INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


FINANCIAL CONDITION
Cash flows from operating, investing and financing activities during the six months ended December 31, 1998 resulted in a net cash decrease of $28,146,000 as compared with net cash provided of $393,000 during the six months ended December 31, 1997. The cash decrease in 1998 was for the purchase of short-term investments. See condensed consolidated statements of cash flows on page 5.

Cash provided by operating activities before changes in operating assets and liabilities was $747,000 for the six months ended December 31, 1998 as compared with cash used of $623,000 for the six months ended December 31, 1997.

The changes in operating assets and liabilities, as shown in the consolidated statements of cash flows, resulted in $4,622,000 of cash inflow during the six months ended December 31, 1998 compared with a cash outflow of $6,719,000 during the six months ended December 31, 1997. Cash inflow in the six months ended December 31, 1998 was primarily due to a reduction in income tax receivables and an increase in accounts payable from the comparable balances at June 30, 1998. The cash outflow for the six months ended December 31, 1997 was primarily due to increased inventories from its June 30, 1997 balance.

Cash used by investing activities was $39,150,000 for the six months ended December 31, 1998 compared with cash provided of $7,259,000 for the six months ended December 31, 1997. Cash used for the purchase of property, plant and equipment during the six months ended December 31, 1998 was $4,750,000 compared with $2,191,000 for the six months ended December 31, 1997. Net cash of $34,400,000 was used for the purchase of short-term investments during the six months ended December 31, 1998, compared with an increase to cash of $9,450,000 from the sale of short-term investments in the prior year's six-month period.

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

RESULTS OF OPERATIONS
The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):



                                                                                Three months ended             Six months ended
                                                                                     December 31,                 December 31,
                                                                              -----------------------       -----------------------
                                                                                 1998          1997           1998           1997
                                                                                 ----          ----           ----           ----
REVENUES
  Gaming ...............................................................      $ 25,575       $ 10,841       $ 44,419       $ 19,075
  Pinball, novelty and cabinets ........................................         8,904         12,556         13,935         24,357
  Contract manufacturing ...............................................         4,512              -          7,436              -
                                                                              --------       --------       --------       --------
    Total revenues .....................................................      $ 38,991       $ 23,397       $ 65,790       $ 43,432
                                                                              ========       ========       ========       ========

GROSS PROFIT (LOSS)
  Gaming ...............................................................      $  9,092       $  3,282       $ 14,909       $  5,672
  Pinball, novelty and cabinets ........................................          (474)         2,485           (542)         5,445
  Contract manufacturing ...............................................           548              -          1,013              -
                                                                              --------       --------       --------       --------
      Total gross profit ...............................................      $  9,166       $  5,767       $ 15,380       $ 11,117
                                                                              ========       ========       ========       ========

OPERATING INCOME (LOSS)
  Gaming ...............................................................      $  1,568       $ (3,125)      $    903       $ (7,344)
  Pinball, novelty and cabinets ........................................        (3,404)          (385)        (5,969)          (770)
  Contract manufacturing ...............................................           407              -            642              -
  WMS common stock option adjustment ...................................          (601)             -           (601)             -
  Unallocated general corporate expenses ...............................          (880)          (354)        (1,458)          (719)
                                                                              --------       --------       --------       --------
      Total operating (loss) ...........................................        (2,910)        (3,864)        (6,483)        (8,833)

Interest and other income and expense - net ............................           917            920          1,839          1,509
Interest (expense) credit ..............................................             -            522              -             81
                                                                              --------       --------       --------       --------
(Loss) from continuing operations before income tax credit .............      $ (1,993)      $ (2,422)      $ (4,644)      $ (7,243)
                                                                              ========       ========       ========       ========


THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
THREE MONTHS ENDED DECEMBER 31, 1997

Consolidated revenues increased to $38,991,000 in the quarter ended December 31, 1998 from $23,397,000 in the quarter ended December 31, 1997. Gaming revenues increased $14,734,000 from the prior year. The gaming revenue increase results primarily from the sale of a greater number of models of video gaming devices and reel type slot machines in the December 31, 1998 quarter because of the market acceptance of new models of these gaming devices introduced over the last twelve months. Pinball and novelty revenues decreased by $3,652,000 primarily due to decreased industry wide demand for the current generation of pinball games.

After the April 6, 1998 spin-off of Midway Games Inc., the Company continues to manufacture, under a contract, the coin-operated video games designed and sold by Midway Games Inc. The December 31, 1998 quarter includes the new business segment, contract manufacturing, which generated revenues of $4,512,000, gross profit of $548,000 and segment operating income of $407,000. Previously the Company recorded these operations as a cost allocation between a parent and consolidated subsidiary.

Consolidated gross profit increased to $9,166,000 in the quarter ended December 31, 1998 from $5,767,000 in the quarter ended December 31, 1997 due primarily to increased gaming revenues offset by lower pinball revenues.

Consolidated operating loss decreased to $2,910,000 in the December 31, 1998 quarter from $3,864,000 in the prior year quarter. Gaming segment had an operating profit of $1,568,000 compared to an operating loss of $3,125,000 because of the higher revenue. Pinball and novelty segment operating loss increased by $3,019,000 because of lower revenues, a strike in the cabinet plant and continued research and development for the next generation of pinball games.

The credit reported on the interest expense line in the December 31, 1997 quarter was from the reversal of interest expense that was accrued in a prior quarter. This interest reversal was due to the conversion of the convertible debentures previously outstanding that were converted by the holders in the second quarter of fiscal 1998.

Loss from continuing operations decreased to $1,235,000, $0.04 per share, in the December 31, 1998 quarter from $1,502,000, $0.06 per share, in the prior year quarter.

Net income (loss), which includes both continuing operations and in 1997 discontinued operations, was a net loss of $1,235,000, $0.04 per share, for the quarter ended December 31, 1998 compared to net income of $14,445,000, $0.54 per share, for the prior year fiscal quarter. Loss from continuing operations and net loss for the December 31, 1998 quarter were increased by $450,000, $0.02 per share, due to costs from the ongoing strike at the Company's cabinet manufacturing facility, and were also increased by $375,000, $0.01 per share, from the adjustments to the then outstanding WMS stock options vested during the second quarter of fiscal 1999.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED WITH
SIX MONTHS ENDED DECEMBER 31, 1997

Consolidated revenues increased to $65,790,000 in the six months ended December 31, 1998 from $43,432,000 in the six months ended December 31, 1997. Gaming revenues increased $25,344,000 or 133% from the prior year's first half. The gaming revenue increase results primarily from the sale of a greater number of models of video gaming devices and reel type slot machines in the December 31, 1998 six-month period because of the market acceptance of new models of these gaming devices introduced over the last twelve months. Pinball and novelty revenues decreased by $10,422,000 primarily due to decreased industry wide demand for the current generation of pinball games.

After the April 6, 1998 spin-off of Midway Games Inc., the Company continues to manufacture, under a contract, the coin-operated video games designed and sold by Midway Games Inc. The December 31, 1998 six-month period includes the new business segment, contract manufacturing, which generated revenues of $7,436,000, gross profit of $1,013,000 and segment operating income of $642,000. Previously the Company recorded these operations as a cost allocation between a parent and consolidated subsidiary.

Consolidated gross profit increased to $15,380,000 in the six months ended December 31, 1998 from $11,117,000 in the six months ended December 31, 1997 due primarily to increased gaming revenues offset by lower pinball revenues.

Consolidated operating loss decreased to $6,483,000 in the half year ended December 31, 1998 from $8,883,000 in the prior year first half. Gaming segment had an operating profit of $903,000 compared to an operating loss of $7,334,000 because of the higher revenue. Pinball and novelty segment operating loss increased by $5,199,000 because of lower revenues, a strike in the cabinet plant and continued research and development for the next generation of pinball games.

The credit reported on the interest expense line in the December 31, 1997 six-month period was from the reversal of interest expense that was accrued in the prior year. This interest reversal was due to the conversion of the convertible debentures previously outstanding and converted by the holders in fiscal 1998.

Loss from continuing operations decreased to $2,879,000, $0.10 per share, from $4,491,000, $0.18 per share, in the prior year period.

Net income (loss), which includes both continuing operations and in 1997 discontinued operations, was a net loss of $2,879,000, $0.10 per share, for the six months ended December 31, 1998 compared to net income of $17,733,000, $0.70 per share, for the prior year first half. Loss from continuing operations and net loss for the six months ended December 31, 1998 were increased by $950,000, $0.03 per share, due to costs from the ongoing strike at the Company's cabinet manufacturing facility, and were also increased by $375,000, $0.01 per share, from the adjustments to the outstanding WMS stock options vested during the six months ended December 31, 1998. Loss from continuing operations and net loss for the six months ended December 31, 1999 were reduced by

$790,000, $.03 per share, from a net recovery relating to purchased parts overcharges primarily from certain pinball games suppliers in prior years.


YEAR 2000 UPDATE (YEAR 2000 READINESS DISCLOSURE)
The term Y2k is used to refer to a worldwide computer-related problem where software programs and embedded programs in microprocessors will not work properly when processing a date greater than December 31, 1999. This problem results from using two digits to denote the third and fourth digit of a four-digit year and a program assuming 19 to be the first two digits. Many existing programs will continue to assume a 19 as the first and second digit while a 20 or greater is required. A method of fixing the problem is for all years to be denoted in a four-digit field and the program to recognize all four digits as the year. This Y2K problem has resulted in significant remediation costs and worldwide concern about the future operations of businesses and other institutions.

The Company began addressing this problem in 1996. Management believes that most of the systems utilized for the internal operations of the Company have been made Y2K ready at an estimated cost of $1,100,000. The remaining Y2K related work, which is primarily the upgrading of network servers, is expected to be Y2K ready within five months at a cost estimated to be less than $400,000. Management also believes that there are no Y2K issues with respect to the functionality of any products sold in the past or to be sold in the future.

Management also believes that the assembly of products will not be affected by malfunctioning tools or equipment using embedded microprocessors as the assembly process is not heavily reliant on such tools or equipment.

The Company may be exposed to potential Y2K problems because we rely on suppliers of components for gaming devices and pinball games. Management is in the process of contacting its suppliers so as to assess the existence of problems. Management cannot make a determination as to the suppliers' level of y2k compliance at this time. If needed, to avoid potential Y2K problems detected by our suppliers, management will adjust the shipping dates for products accordingly and at worst the Company would expect a short-term delay in shipments. If such delay should occur it is not expected to have a material effect on operating results for any reportable period.

Management also has determined to formally contact certain customers as to their Y2K readiness. Although management has not determined the Y2K readiness of our customers, at this time we do not believe that any potential Y2K problem experienced by our customers will have a material effect on operating results for any reportable period.

The Company does not have a contingency plan for undetected Y2K problems. Those problems, if they occur, will be dealt with immediately upon occurrence. The effect on the Company of such occurrence cannot be determined at this time.

This discussion of Y2K risks and readiness contains certain forward-looking statements concerning future conditions and our business outlook based on currently available information that involve risks and uncertainties. The actual state of our Y2K readiness and exposure could differ materially form that anticipated in the forward-looking statements as a result of certain risks and uncertainties, including, without limitation, the ability to obtain supplies and energy, make deliveries, communicate with business partners, the Y2K readiness of customers and other business partners.

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

GT Interactive Software Corp. ("GT Interactive") distributes certain of the home video games of Midway Games Inc. ("Midway"), a former subsidiary of the Company, in certain territories, as more fully described in "Item 1. Business" in Midway's Annual Report on Form 10-K for the year ended June 30, 1998, which descriptions are incorporated herein by this reference. On January 25, 1999, GT Interactive filed suit against Midway and the Company and certain of their respective subsidiaries in the Supreme Court of the State of New York, County of New York, alleging breach of contract, tortious interference with prospective business relations, defamation and other claims arising from the distribution arrangements between GT Interactive and the Company. In its complaint, GT Interactive seeks compensatory and punitive damages, and injunctive relief. Midway believes that the claims made by GT Interactive are without merit and Midway intends to vigorously defend against this lawsuit and to file substantial counterclaims against GT Interactive. Pursuant to agreements previously entered into between the Company and Midway, Midway is obligated to indemnify and defend the Company from and against any liabilities or costs arising from this lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

27       FINANCIAL DATA SCHEDULE

99 "ITEM 1-BUSINESS" IN THE ANNUAL REPORT OF FORM 10K OF MIDWAY GAMES INC. FOR THE FISCAL YEAR ENDED JUNE 30, 1998 (FILE NO. 001-12367) INCORPORATED HEREIN BY REFERENCE TO SUCH ANNUAL REPORT.

(b)      Reports on Form 8-K.
         None

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WMS INDUSTRIES INC.
                                            (Registrant)




Dated:  February 10, 1999                   By:  /S/ Harold H. Bach, Jr.
                                            ----------------------------
                                            Harold H. Bach, Jr.
                                            Vice President-Finance
                                            Principal Financial and
                                            Chief Accounting Officer

                                  EXHIBIT INDEX



No.               Description
---               -----------

27                Financial Data Schedule