Form 10-Q
period 1999-03-31
WMS INDUSTRIES INC /DE/
filed 1999-05-14
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 1999
                                ------------------------------------------------


                          Commission file number 1-8300
                                                -------

                              WMS INDUSTRIES INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                     Delaware                                                           36-2814522
-------------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)            (I.R.S. Employer Identification No.)


3401 North California Ave., Chicago, IL                                                   60618
-------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                (Zip Code)


Registrant's telephone number, including area code  (773) 961-1111
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
                    YES   X    NO
                        ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,154,861 shares of common stock, $.50 par value, were outstanding at May 3, 1999 after deducting 77,312 shares held as treasury shares.

                              WMS INDUSTRIES INC.

                                     INDEX
                                                                              PAGE NO
PART I.  FINANCIAL INFORMATION:

    ITEM 1. Financial Statements:
            Condensed Consolidated Statements of Income -
            Three and nine months ended March 31, 1999 and 1998............       2

            Condensed Consolidated Balance Sheets -
            March 31, 1999 and June 30, 1998...............................     3-4

            Condensed Consolidated Statements of Cash Flows -
            Nine months ended March 31, 1999 and 1998......................       5

            Notes to Condensed Consolidated Financial Statements...........       6


    ITEM 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................    7-10


PART II.  OTHER INFORMATION:

    ITEM 1. Legal Proceedings..............................................      11

    ITEM 4. Submission of Matters to a Vote of Security-Holders............      11

    ITEM 6. Exhibits and Reports on Form 8-K...............................      12



SIGNATURE   ...............................................................      13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              WMS INDUSTRIES INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                    Three months ended                   Nine months ended
                                                                         March 31,                           March 31,
                                                               -----------------------------      ----------------------------------
                                                                   1999            1998              1999              1998
                                                               ---------        ---------         ---------         ---------
REVENUES ..............................................        $  48,954        $  20,511         $ 114,744         $  63,943


COSTS AND EXPENSES
     Cost of sales ....................................           34,415           16,203            84,825            48,518

     Research and development .........................            3,757            3,128            10,127             9,410
     Selling and administrative .......................            8,226            7,731            23,118            21,399
     Adjustment to common stock options ...............              539           59,890             1,140            59,890
                                                               ---------        ---------         ---------         ---------
Total costs and expenses ..............................           46,937           86,952           119,210           139,217
                                                               ---------        ---------         ---------         ---------
Operating income (loss) ...............................            2,017          (66,441)           (4,466)          (75,274)

Interest and other income and expense, net ............              946            1,015             2,785             2,605
                                                               ---------        ---------         ---------         ---------
Income (loss) from continuing operations
     before income taxes ..............................            2,963          (65,426)           (1,681)          (72,669)

(Provision) credit for income taxes ...................           (1,126)          22,076               639            24,828
                                                               ---------        ---------         ---------         ---------
Income (loss) from continuing operations ..............            1,837          (43,350)           (1,042)          (47,841)

Income from discontinued operations - Video games
      segment, net ....................................               --            4,522                --            26,746
                                                               =========        =========         =========         =========
Net income (loss) .....................................        $   1,837        $ (38,828)        $  (1,042)        $ (21,095)
                                                               =========        =========         =========         =========


Earnings per share of common stock - basic and diluted:
     Income (loss) from continuing operations .........        $    0.06        $   (1.62)        $   (0.04)        $   (1.84)

                                                               =========        =========         =========         =========
     Net income (loss) ................................        $    0.06        $   (1.45)        $   (0.04)        $   (0.81)
                                                               =========        =========         =========         =========

Weighted average shares outstanding ...................           30,055           26,843            29,020            25,948
                                                               =========        =========         =========         =========

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                 March 31,           June 30,
                                                                   1999                1998
                                                               -------------      ------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .....................            $  41,190           $  36,943
     Short-term investments ........................               22,900              26,000
                                                                ---------           ---------
                                                                   64,090              62,943
     Receivables, net of allowances of $3,017 and
     $2,397 ........................................               40,490              30,432
     Inventories, at lower of cost (Fifo) or market:
         Raw materials and work in progress ........               21,739              17,523
         Finished goods ............................               19,014              22,097
                                                                ---------           ---------
                                                                   40,753              39,620

     Income tax receivable .........................                3,889              10,114
     Deferred income taxes .........................               17,910              18,155
     Other current assets ..........................                  330                 769
                                                                ---------           ---------
         Total current assets ......................              167,462             162,033

Property, plant and equipment ......................               63,214              57,327
Less: accumulated depreciation .....................              (27,494)            (24,720)
                                                                ---------           ---------
                                                                   35,720              32,607

Other assets .......................................               22,324              12,882
                                                                =========           =========
                                                                $ 225,506           $ 207,522
                                                                =========           =========

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                      March 31,            June 30,
                                                                        1999                1998
                                                                      ---------           ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable .............................................   $  19,997           $   7,818
     Accrued compensation and related benefits ....................       4,704               3,020
     Accrued liability related to WMS Gaming Inc. patent litigation      34,709              35,372
     Other accrued liabilities ....................................       3,841               3,757
                                                                      ---------           ---------
         Total current liabilities ................................      63,251              49,967


Deferred income taxes .............................................         869                 869
Other noncurrent liabilities ......................................       1,396               1,395

STOCKHOLDERS' EQUITY:

     Preferred stock (5,000,000 shares authorized, none issued) ...          --                  --
     Common stock (30,137,695 and 28,032,766 shares issued) .......      15,069              14,016
     Additional paid-in capital ...................................     175,340             170,418
     Retained earnings (deficit) ..................................     (30,037)            (28,995)
                                                                      ---------           ---------
                                                                        160,372             155,439
     Treasury stock, at cost (77,312 and 52,312 shares) ...........        (382)               (148)
                                                                      ---------           ---------
         Total stockholders' equity ...............................     159,990             155,291
                                                                      ---------           ---------
                                                                      $ 225,506           $ 207,522
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

                              WMS INDUSTRIES INC.
                                 -------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                              Nine months ended
                                                                                   March 31,
                                                                      ----------------------------------
                                                                             1999               1998
                                                                      ----------------     -------------
OPERATING ACTIVITIES:
Net loss .............................................................    $(1,042)           $(21,095)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
        Income from discontinued operations - video games segment, net         --             (26,746)
        Depreciation and amortization ................................      5,415               4,456
        Receivables provision ........................................        733                 611
        WMS common stock issued in common stock option adjustment ....         --              14,975
        Common stock option adjustment accrual .......................         --              44,836
        Deferred income taxes ........................................        245                 502
        Tax benefit from exercise of common stock options ............         75               2,174
        Decrease resulting from changes in operating assets
        and liabilities ..............................................     (4,934)            (18,450)
                                                                          -------            --------
Net cash provided by operating activities ............................        492               1,263

INVESTING ACTIVITIES:
Purchase of property, plant and equipment ............................     (6,264)             (3,591)
Net change in short-term investments .................................      3,100              41,400
                                                                          -------            --------
Net cash provided (used) by investing activities .....................     (3,164)             37,809

FINANCING ACTIVITIES:
Cash received on exercise of common stock options ....................      6,919              14,089
Redemption of long-term debt .........................................         --                (178)
                                                                          -------            --------
Net cash provided by financing activities ............................      6,919              13,911

DISCONTINUED OPERATIONS:
Payment of transaction cost - video games segment ....................         --                (168)
                                                                          -------            --------
Net cash (used) by discontinued operations ...........................         --                (168)

                                                                          -------            --------
Increase in cash and cash equivalents ................................      4,247              52,815
Cash and cash equivalents at beginning of period .....................     36,943               1,853
                                                                          -------            --------
Cash and cash equivalents at end of period ...........................    $41,190            $ 54,668
                                                                          =======            ========

See notes to condensed consolidated financial statements

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS
         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the seasonality of the Company's businesses, operating results for the quarter and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.


2.       DISCONTINUED OPERATIONS
         On August 11, 1997 the Company announced a planned spin-off of its 86.8% interest in Midway Games Inc. Midway Games Inc.'s operations entirely comprised the video game business segment. That spin-off was completed on April 6, 1998. Accordingly, the results of operations for the quarter and nine months ended March 31, 1998 of the video game segment has been reflected as discontinued operations in the condensed consolidated statements of income and cash flows.


3.       LITIGATION
         See Item 1 of Part II for the status of litigation.

                               WMS INDUSTRIES INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward looking statements concerning future business conditions and the outlook for the Company based on currently available information that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks and uncertainties, including, without limitation, the Company's prior quarterly losses from continuing operations, financial strength of the gaming and pinball industries, the expansion of legalized gaming into new markets, the development, introduction and success of new games and new technologies and the ability to maintain the scheduling of such introductions, the ability of the Company to qualify for and maintain gaming licenses and approvals, the outcome of certain legal proceedings to which the Company is a party and other risks more fully described under "Item 1. Business--Factors Affecting Future Performance" in the Company's Annual Report on Form 10-K.


FINANCIAL CONDITION
Cash flows from operating, investing and financing activities during the nine months ended March 31, 1999 resulted in a net cash increase of $4,247,000 as compared with net cash provided of $52,983,000 during the nine months ended March 31, 1998. The cash increase in 1998 was primarily from the sale short-term investments. See condensed consolidated statements of cash flows on page 5.

Cash provided by operating activities before changes in operating assets and liabilities was $5,426,000 for the nine months ended March 31, 1999 as compared with $19,713,000 for the nine months ended March 31, 1998.

The changes in operating assets and liabilities, as shown in the condensed consolidated statements of cash flows, resulted in $4,934,000 of cash outflow during the nine months ended March 31, 1999 compared with a cash outflow of $18,450,000 during the nine months ended March 31, 1998. Cash outflow in the nine months ended March 31, 1999 was primarily due to the increase in gaming devices used in participation leases and an increase in receivables, offset, in part, by a reduction in income tax receivables and an increase in accounts payable from the comparable balances at June 30, 1998. The cash outflow for the nine months ended March 31, 1998 was primarily due to increased inventories and income tax receivables from the comparable June 30, 1997 balances.

Cash used by investing activities was $3,164,000 for the nine months ended March 31, 1999 compared with cash provided of $37,809,000 for the nine months ended March 31, 1998. Cash used for the purchase of property, plant and equipment during the nine months ended March 31, 1999 was $6,264,000 compared with $3,591,000 for the nine months ended March 31, 1998. Net cash of $3,100,000 was provided from the sale of short-term investments during the nine months ended March 31, 1999, compared with $41,400,000 from the sale of short-term investments in the prior year's nine-month period.

Cash provided by financing activities, which was primarily from common stock option proceeds, for the nine months ended March 31, 1999 was $6,919,000 compared with $13,911,000 in the prior year.

Management believes that cash and cash equivalents and short-term investments will be adequate to fund the anticipated level of inventories and receivables required in the operation of the business as well as cash required to fund the Company's other presently anticipated needs. See Note 3 to the financial statements regarding patent litigation.

RESULTS OF OPERATIONS
The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements (thousands of dollars):

                                                                Three months ended          Nine months ended
                                                                      March 31,                  March 31,
                                                                      ---------                  ---------
                                                                  1999         1998         1999        1998
                                                                  ----         ----         ----        ----
REVENUES
  Gaming ...................................................   $  34,665    $  15,678    $  79,084    $  34,753
  Pinball, novelty and cabinets ............................      10,495        4,833       24,430       29,190
  Contract manufacturing ...................................       3,794         --         11,230         --
                                                               ---------    ---------    ---------    ---------
     Total revenues ........................................   $  48,954    $  20,511    $ 114,744    $  63,943
                                                               =========    =========    =========    =========

GROSS PROFIT (LOSS)
  Gaming ...................................................   $  13,454    $   4,729    $  28,363    $  10,401
  Pinball, novelty and cabinets ............................         599         (421)          57        5,024
  Contract manufacturing ...................................         486         --          1,499         --
                                                               ---------    ---------    ---------    ---------
     Total gross profit ....................................   $  14,539    $   4,308    $  29,919    $  15,425
                                                               =========    =========    =========    =========

OPERATING INCOME (LOSS)
  Gaming ...................................................   $   4,818    $  (2,609)   $   5,721    $  (9,953)
  Pinball, novelty and cabinets ............................      (2,042)      (3,526)      (8,011)      (4,296)
  Contract manufacturing ...................................         333         --            975         --
  WMS common stock option adjustment .......................        (539)     (59,890)      (1,140)     (59,890)
  Unallocated general corporate expenses ...................        (553)        (416)      (2,011)      (1,135)
                                                               ---------    ---------    ---------    ---------
     Total operating income (loss) .........................       2,017      (66,441)      (4,466)     (75,274)

Interest and other income and expense - net ................         946        1,015        2,785        2,605
                                                               ---------    ---------    ---------    ---------
Income (loss) from continuing operations before income taxes   $   2,963    $ (65,426)   $  (1,681)   $ (72,669)
                                                               =========    =========    =========    =========


THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH
THREE MONTHS ENDED MARCH 31, 1998

Consolidated revenues increased to $48,954,000 in the quarter ended March 31, 1999 from $20,511,000 in the quarter ended March 31, 1998. Gaming revenues increased $18,987,000 or 121% from the prior year. The gaming revenue increase results primarily from the sale of a greater number of models of video gaming devices and reel type slot machines in the March 31, 1999 quarter because of the market acceptance of new models of these gaming devices introduced over the last twelve months and revenues from the participation leases on the Monopoly themed models. Pinball, novelty and cabinet revenues increased by $5,662,000 or 117%. Although, the industry wide demand for the current generation of pinball games is weak, pinball sales increased due to initial sales of the Company's next generation of pinball games.

After the April 6, 1998 spin-off of Midway Games Inc., the Company continues to manufacture, under a contract, the coin-operated video games designed and sold by Midway Games Inc. The March 31, 1999 quarter includes the new business segment, contract manufacturing, which generated revenues of $3,794,000, gross profit of $486,000 and segment operating income of $333,000. Prior to the spin-off, the Company recorded these operations as a cost allocation between a parent and consolidated subsidiary.

Consolidated gross profit increased to $14,539,000 in the quarter ended March 31, 1999 from $4,308,000 in the quarter ended March 31, 1998 due primarily to increased gaming revenues and an increase in the gaming gross profit margin pertcentage.

Consolidated operating income was $2,017,000 in the March 31, 1999 quarter compared to a loss of $6,551,000 in the prior year quarter after excluding the $59,890,000 common stock option adjustment expense. Gaming segment had operating income of $4,818,000 compared to an operating loss of $2,609,000 because of the higher revenue and gross profit margin. Pinball, novelty and cabinets segment operating loss decreased by $1,484,000 because of higher revenues.

Income from continuing operations was $1,837,000, $.06 per share, for the quarter ended March 31, 1999 compared with, in the March 31, 1998 quarter, a loss from continuing operations of $(43,350,000), $(1.62) per share, which includes an after tax charge of $39,917,000, $1.49 per share, from adjustments to the WMS outstanding common stock options related to the distribution of shares of Midway Games Inc. to WMS Industries shareholders of record on March 31, 1998.

Net income (loss), which includes continuing operations and in the March 31, 1998 quarter discontinued operations, was a net income of $1,837,000, $0.06 per share, for the quarter ended March 31, 1999 compared to net loss of $(38,828,000), $(1.45) per share, for the prior year fiscal quarter. Income from continuing operations and net income for the March 31, 1999 quarter were decreased by $330,000, $0.01 per share, from the adjustments to the then outstanding WMS stock options vested during the thrid quarter of fiscal 1999.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED WITH
NINE MONTHS ENDED MARCH 31, 1998

Consolidated revenues increased to $114,744,000 in the nine months ended March 31, 1999 from $63,943,000 in the nine months ended March 31, 1998. Gaming revenues increased $44,331,000 or 128% from the prior year's nine-month period. The gaming revenue increase, results primarily from the sale of a greater number of models of video gaming devices and reel type slot machines in the March 31, 1999 nine-month period because of the market acceptance of new models of these gaming devices introduced over the last twelve months. Pinball and novelty and cabinet revenues decreased by $4,760,000 or 16% primarily due to decreased industry wide demand for the current generation of pinball games partially offset by initial sales of next generation pinball units.

After the April 6, 1998 spin-off of Midway Games Inc., the Company continues to manufacture, under a contract, the coin-operated video games designed and sold by Midway Games Inc. The March 31, 1999 nine-month period includes the contract manufacturing business segment, which generated revenues of $11,230,000, gross profit of $1,499,000 and segment operating income of $975,000. Prior to the spin-off the Company recorded these operations as a cost allocation between a parent and consolidated subsidiary.

Consolidated gross profit increased to $29,919,000 in the nine months ended March 31, 1999 from $15,425,000 in the nine months ended March 31, 1998 due primarily to increased gaming revenues, including the effects of participation lease revenues, and a higher gaming gross profit margin percentage offset by the effects of lower pinball revenues.

Consolidated operating loss decreased to $4,466,000 in the nine months ended March 31, 1999 from $15,384,000 in the prior year period, after excluding the $59,890,000 common stock option adjustment expense. Gaming segment had an operating profit of $5,721,000 compared to an operating loss of $9,953,000 because of the higher revenue and gross margin. Pinball, novelty and cabinets segment operating loss increased by $3,715,000 because of lower revenues, a strike in the cabinet plant and continued research and development for the next generation of pinball games.

Loss from continuing operations decreased to $1,042,000, $0.04 per share, from $47,841,000, $1.84 per share, in nine months ended March 31, 1998. Net income
(loss), which includes continuing operations and in the March 31, 1998 nine month period discontinued operations, was a net loss of $1,042,000, $0.04 per share, for the nine months ended March 31, 1999 compared to net loss of $21,095,000, $0.81 per share, for the prior year nine month period. Loss from continuing operations and net loss for the nine months ended March 31, 1999 were increased by $950,000, $0.03 per share, due to costs from a strike at the Company's cabinet manufacturing facility that was settled in the March 31, 1999 quarter, and were also increased by $705,000, $0.02 per share, from the adjustments to the outstanding WMS stock options vested during the nine months ended March 31, 1999. Loss from continuing operations and net loss for the nine months ended March 31, 1999 were reduced by $790,000, $.03 per share, from a net recovery relating to purchased parts overcharges primarily from certain pinball games suppliers in prior years. Net loss and loss from continuing operations for the nine months ended

March 31, 1998 includes an after tax charge of $39,917,000, $1.54 per share, relaxed to WMS common stock option adjustment described above.





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

The Company began addressing this problem in 1996. Management believes that most of the systems utilized for the internal operations of the Company have been made Y2K ready at an estimated cost of $1,100,000. The remaining Y2K related work, which is primarily the upgrading of network servers, is expected to be Y2K ready within four months at a cost estimated to be less than $400,000. Management also believes that there are no Y2K issues with respect to the functionality of any products sold in the past or to be sold in the future.

Management also believes that the assembly of products will not be affected by malfunctioning tools or equipment using embedded microprocessors as the assembly process is not heavily reliant on such tools or equipment.

The Company may be exposed to potential Y2K problems because we rely on suppliers of components for gaming devices and pinball games. Management has contacted certain suppliers and customers to assess the potential Y2K problems, if any. A determination as to the customers' or suppliers' levels of y2K readiness cannot be made however; based on the significant level of responses received from suppliers and customeers, it appears that they are either Y2K ready or working toward becoming Y2K ready. The company will continue to follow up with those customers and suppliers who have not responded or indicated their Y2K work is in process. If needed, to avoid potential Y2K problems detected by our suppliers or customers, management will adjust the shipping dates for products accordingly and at worst the Company would expect a short-term delay in shipments. If such delay should occur it is not expected to have a material effect on operating results for any reportable period.

The Company does not have a contingency plan for undetected Y2K problems. Those problems, if they occur, will be dealt with immediately upon occurrence. The effect on the Company of such occurrence cannot be determined at this time.

This discussion of Y2K risks and readiness contains certain forward-looking statements concerning future conditions and our business outlook based on currently available information that involve risks and uncertainties. The actual state of our Y2K readiness and exposure could differ materially from that anticipated in the forward-looking statements as a result of certain risks and uncertainties, including, without limitation, the ability to obtain supplies and energy, make deliveries, communicate with business partners, the Y2K readiness of customers and other business partners.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

The Annual Meeting of Stockholders of the Company was held on February 3, 1999. The matters submitted to a vote of the Company's stockholders were (1) the election of eight members to the Board of Directors; and (2) the ratification of the appointment of Ernst & Young LLP as independent auditors for the 1999 fiscal year.

The voting results of the Company's stockholders were as follows;

(1) The Company's stockholders re-elected each of the eight incumbent directors, as follows

            Nominee                                       For                           Withheld
      -------------------                              ----------                       --------
      William C. Bartholomay                           27,996,011                        344,668
      William E. McKenna                               27,995,740                        334,939
      Norman J. Menell                                 28,000,040                        330,639
      Louis J. Nicastro                                27,986,274                        344,405
      Neil D. Nicastro                                 27,986,274                        344,405
      Harvey Reich                                     27,998,040                        332,639
      David M. Satz, Jr.                               27,998,140                        332,539
      Ira S. Sheinfeld                                 27,695,515                        635,164


(2) Stockholders voted 28,160,186 shares (99.39% of the shares represented at the meeting) in favor of the ratification of the appointment of Ernst & Young LLP as independent auditors for the 1999 fiscal year; 132,621 shares (0.46% of the shares represented at the meeting) voted against approval, 37,872 (less than 0.01% of the shares repressented at the meeting) abstained from voting or were unmarked and not voted.





ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

99 "Item 1-Business" in the Annual Report of Form 10K of Midway Games Inc. for the fiscal year ended June 30, 1998 (File No. 001-12367) is hereby incorporated herein by reference to such annual report.

(b)  Reports on Form 8-K.
         None

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WMS INDUSTRIES INC.
                                   (Registrant)




Dated:  May 14, 1999               By: /S/ Harold H. Bach, Jr.
                                   ----------------------------------
                                   Harold H. Bach, Jr.
                                   Vice President-Finance
                                   Principal Financial and
                                   Chief Accounting Officer

                                  EXHIBIT INDEX



                    No.    Description

                    27   Financial Data Schedule

                    99 "Item 1-Business" in the Annual Report of Form 10K of Midway Games Inc. for the fiscal year ended June 30, 1998 (File No. 001-12367) is hereby incorporated herein by reference to such annual report.