Form 10-K
period 1999-06-30
WMS INDUSTRIES INC /DE/
filed 1999-09-07
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 30,300,945 shares of common stock held by non-affiliates of the registrant on September 1, 1999 was $333,310,395. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On that date, the number of shares of common stock outstanding (excluding 77,312 shares held as treasury shares) was 30,419,200 shares.

     As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $.50 par value per share.

     WMS Gaming(R) is a trademark of our subsidiary WMS Gaming Inc. Our product names mentioned in this report are trademarks of WMS Gaming Inc., except where they are licensed. Williams(R), Pinball 2000(TM), DCS Sound System(R), Dotmation(TM) and Revenge from Mars(TM) are trademarks of our subsidiary Williams Electronics Games, Inc. Monopoly(R), Chance(R) and Community Chest(R) are trademarks of Hasbro, Inc. Star Wars(R) is a trademark of Lucasfilm Ltd. The other trademarks mentioned in this report are the property of their respective owners.

     This report contains "forward-looking statements," within the meaning of the federal securities laws, which describe our beliefs concerning future business conditions and the outlook for WMS based on currently available information. Wherever possible, we have identified these forward looking statements by words such as "may," "will," "expect, "anticipate," "believe," "estimate," and similar expressions. Our actual results could differ materially from those contained in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include the financial strength of the gaming and amusement games industries, the expansion of legalized gaming into new markets, the success of planned advertising, marketing and promotional campaigns, as well as the items set forth under Item 1. Business -- Risk Factors. We do not intend to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Material containing forward looking statements may be found in the materials set forth under Item 1. Business, Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1. BUSINESS.

                          DEVELOPMENT OF OUR BUSINESS

     WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. and succeeded to the business of designing and manufacturing pinball games, which had been conducted for almost 30 years by our predecessors. Our current businesses are reported in the following three operating segments: gaming; pinball and cabinets; and contract manufacturing. In our gaming business, we design, manufacture and market video and reel spinning gaming machines and video lottery terminals. In our pinball and cabinets business, we design and manufacture coin-operated pinball games and manufacture cabinets for coin-operated games. In our contract manufacturing business, we manufacture coin-operated video games.

     We conduct our gaming machine business through our subsidiary WMS Gaming Inc., which markets its products under the Williams and WMS Gaming trademarks. We conduct our pinball and cabinets business through our subsidiary Williams Electronics Games, Inc. ("WEG"), which markets products under the Bally and Williams trademarks, and through our cabinet manufacturing subsidiary, Lenc-Smith Inc. We conduct our contract manufacturing business through WEG. Our fiscal year begins on July 1 and ends on June 30. Financial information for the years ended June 30, 1999, 1998 and 1997 with respect to our operating segments appears in Note 15 of the Notes to Consolidated Financial Statements.

     We have filed a registration statement with the SEC on Form S-3 to offer 3,500,000 shares of our common stock to the public, and we anticipate completing the offering in September 1999, if market conditions are favorable.

     In April 1998, we distributed to our stockholders all of our stock in our former subsidiary, Midway Games Inc., a coin-operated and home video game design, marketing and publishing business. Since this distribution, we manufacture, under a contract, the coin-operated video games designed and sold by Midway. The financial position, results of operations and cash flows of our former video game business are reported as discontinued operations in our Consolidated Financial Statements included in this report.

     Our principal executive offices are located at 3401 North California Avenue, Chicago, Illinois 60618, telephone number (773) 961-1111.

                                COMPANY OVERVIEW

     We are a leading designer, manufacturer and marketer of innovative video and reel spinning gaming machines, video lottery terminals and pinball games. Our primary focus is the growth of our gaming machine business. We seek to develop gaming machines that offer greater entertainment value than traditional slot machines and generate greater revenues for casinos and other gaming machine operators. Our gaming machines incorporate secondary bonus rounds, advanced graphics, digital sound and engaging game themes, some of which include popular songs and recognized trademarks. Our gaming machines are installed in all of the major gaming jurisdictions in North America and in several foreign jurisdictions. Our revenues increased 89.2% to $187.3 million in fiscal 1999 from $99.0 million in fiscal 1998.

     In June 1997, we introduced Reel 'Em In, our first single-themed multi-coin, multi-line video gaming machine that incorporates a secondary bonus game. Our multi-coin, multi-line gaming machines accept up to 90 coins at a time and have up to nine distinct pay lines, which gives the players more ways to win. In addition, secondary bonusing creates a "game-within-a-game" that rewards players by offering them a chance to advance from the primary game to a secondary game. The secondary game also gives the players additional payoff opportunities and allows them to interact with the game by choosing from various entertaining options in the bonus round. The success of Reel 'Em In led to our introduction of a series of video gaming machines based on this new-generation design. This series includes Winning Bid, Top Banana, Filthy Rich, Jackpot Party, Life of Luxury, Boom! and Instant Winner, each featuring a unique and entertaining theme. The multi-coin, multi-line and secondary bonus features and our highly-entertaining themes are designed to attract new players, encourage repeat play and increase the average wager per play.

     In the fall of 1998, we introduced a series of four Monopoly-themed gaming machines that were named the "Most Innovative Gaming Product for 1999" at the American Gaming, Lodging and Leisure Summit. We are the exclusive worldwide licensee of the widely-recognized Monopoly trademark for use on gaming machines. Since their introduction, these machines have typically generated average daily revenue significantly in excess of the average daily revenue of the casinos' other gaming machines. As a result of their superior earnings, we have been able to offer our Monopoly-themed gaming machines to casino operators on a revenue participation or daily lease basis. This allows us to share in the superior earnings of these gaming machines and to generate a recurring revenue stream for us. As of August 31, 1999, we had installed a total of 3,034 Monopoly-themed gaming machines.

     We are also the world's leading pinball game designer and manufacturer. We recently developed a new-generation platform for pinball games, Pinball 2000, that integrates a fully-interactive video monitor with the traditional playfield. We introduced our first Pinball 2000 game, Revenge From Mars, in March 1999 and our second Pinball 2000 game, Star Wars: Episode I, in July 1999. We also manufacture coin-operated video amusement games for Midway.

                               INDUSTRY OVERVIEW

Gaming Machine Industry

     We believe that casino operators are focusing on increasing revenue growth at their existing casinos. The importance of slot revenue to the casino operators' profitability has created significant demand for gaming machines that have the ability to generate superior earnings per machine. As a result, the pace of innovation in gaming machine design has accelerated, and gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value of gaming machines. We believe that the two most significant recent developments in gaming machine design have been the development of video gaming machines that simulate reel spinning slot machines and the introduction of gaming machines with secondary bonus rounds:

     1. Video gaming machines that simulate a reel spinning slot machine on a video screen are predominantly multi-coin, multi-line gaming machines that offer multiple distinct paylines and allow up to 90 coins to be wagered on a single play. This tends to increase the average wager per play. We believe that multi-coin, multi-line gaming machines are currently the fastest growing segment on the casino floor.

     2. Secondary bonusing, or the game-within-a-game concept, allows a player to advance beyond the primary round into a bonus round if the player obtains a certain result in the primary round. The bonus round is designed to create significant player appeal by giving the player various unique interactive options and a sense of investment in the game. This encourages the player to continue to play the machine in an effort to achieve the bonus round. In addition, the bonus round gives designers an opportunity to incorporate additional entertaining content into the gaming machines.

Over the next few years, we expect significant demand for multi-coin, multi-line video gaming machines and other gaming machines that offer the player secondary bonus rounds and other enhanced entertainment features, which we believe will result in higher revenue per machine for casinos.

     Some of the new-generation gaming machines with secondary bonusing features and entertaining themes earn significantly more than the older gaming machines on the casino floors. As a result, gaming machine manufacturers have been able to lease some of these machines to casino operators for a revenue participation percentage or, in jurisdictions where this is not permitted, for a fixed daily lease fee. This allows gaming machine manufacturers to share in the superior earnings of these games and to generate a recurring revenue stream for themselves.

     Video lottery terminals ("VLTs") include both video and reel spinning gaming machines. VLTs are purchased, leased or operated on a revenue-participation basis to raise revenue for the jurisdictions where they are placed. Most VLTs are linked to a central computer for accounting and security purposes and are monitored by the state lotteries or other government authorities. Unlike gaming machines designed for the casino market, most VLTs are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants.

Pinball Industry

     Pinball games are found in amusement arcades, family entertainment centers, restaurants, bars, bowling alleys, convenience stores and movie theaters, primarily in Europe and North America. We believe that there are at least several hundred thousand coin-operated pinball games installed throughout the world, although no reliable figures are available. The worldwide pinball market has declined from a high of approximately 100,000 units sold in 1993 to a low in 1998 of only about 15,000 units sold. We believe that this decline was caused by increased competition from other forms of entertainment, including coin-operated video games and home entertainment systems, as well as by a lack of design innovation. In our experience, however, the pinball market has been cyclical, recovering when a new generation of pinball technology is introduced. The only manufacturers of pinball games today are WMS, with about a two-thirds market share, and Sega Pinball.

                               BUSINESS STRATEGY

     Our business strategy is primarily focused on the growth of our gaming machine business. We intend to increase our market penetration in the major North American gaming jurisdictions. We also plan to expand distribution to new gaming jurisdictions and international markets. We seek to increase our market share and profitability by offering an expanding portfolio of entertaining gaming machines with higher earning potential. This strategy includes the following elements:

     - Leverage our strength in developing gaming machines with enhanced entertainment value: For over half a century, we have been designing successful amusement games with creative and compelling content and the latest technology. We believe that this experience allows us to create gaming machines that offer significantly greater entertainment value than traditional gaming machines. Our gaming machine development teams combine the talents of about 95 engineers, designers, artists and musicians. We believe that we are well-positioned to develop gaming machines that have superior entertainment value and generate higher revenue for our customers.

     - Maximize the potential of our leasing arrangements and exclusive license for use of the Monopoly theme on gaming machines: As the exclusive licensee of the Monopoly name for use with gaming machines, we have converted a popular trademark into a successful line of superior-earning gaming machines. The success of these Monopoly-themed gaming machines has allowed us to lease them to casino operators, generating a recurring revenue stream for us. We anticipate introducing additional gaming machines that we expect to offer only on a recurring revenue basis, including additional Monopoly-themed machines.

     - Focus on the multi-coin, multi-line video gaming machine market: We believe that the fastest growing product on the casino floor is the multi-coin, multi-line video gaming machine. We believe that the growth of this type of gaming machine will continue because they offer more interactive entertainment value and because casino managers wish to increase the diversity of the gaming machines on their slot floors. Our portfolio of multi-coin, multi-line video gaming machines has established us as a leading supplier of this type of video gaming machine. We expect to increase the rate at which we introduce these machines in the future.

     The pinball market has declined significantly in recent years due to the growth of competition from video and other amusement games. Historically, however, the pinball market has been cyclical, recovering when a new generation of pinball technology is introduced. Therefore, we have invested in the new technologies behind Pinball 2000. Pinball 2000 games integrate a fully-interactive video monitor with traditional playfield action.

     Our strategy to maintain our position as the leading designer and manufacturer of pinball games is to introduce at least two to three new Pinball 2000 games each year in order to offer our distributors and players a continuing variety of new games with engaging game themes. We introduced our first Pinball 2000 game, Revenge From Mars, in March 1999 and have sold approximately 7,000 Revenge from Mars pinball games, which is the largest number of units of any pinball game sold since 1994. We introduced Star Wars: Episode I, our second Pinball 2000 product, in July 1999. We are developing a third Pinball 2000 game that we intend to introduce in the second half of fiscal 2000. We believe that Pinball 2000 products are the most advanced and entertaining pinball games designed to date. We intend to continue to evaluate the market potential of Pinball 2000 to determine whether this new platform has succeeded in stimulating a recovery in the pinball market.

                                    PRODUCTS

Gaming

     We have established a fast-growing line of video and reel spinning gaming machines and VLTs incorporating highly-entertaining themes and innovative gaming features. Our gaming machines' technological features include dotmatrix animation ("Dotmation") displays for reel spinning slot machines, touch-screen video displays for video gaming machines, advanced graphics and our digital compression DCS Sound System ("DCS") music, voice-overs and sound effects. Engaging and humorous themes and a high degree of player interactivity are incorporated into each of our games, particularly in the secondary bonus round. We believe that by designing gaming machines that are fun and interesting to play and incorporate the latest gaming technologies, we supply gaming machines with superior player appeal.

     Our gaming machines integrate a secondary bonus round with the traditional gaming machine to create a game-within-a-game for more exciting and interactive play. As players achieve various milestones in the primary round, they move on to play a secondary round for additional bonuses. The secondary round gives the player a sense of investment in the game. The player is encouraged to continue wagering in the hope of entering the bonus round. The player can win in both the primary round and the secondary round. In our secondary rounds, the player has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters that will be used to obtain or reveal the bonus. Amusing or familiar graphical and musical themes add to the player appeal of our gaming machines.

     Monopoly-themed gaming machines. In the fall of 1998, we introduced our first four Monopoly-themed gaming machines in Las Vegas under an exclusive worldwide license from Hasbro. These gaming machines have been well-received by both casinos and players. Our Monopoly-themed gaming machines were named the "Most Innovative Gaming Product for 1999" at the American Gaming, Lodging and Leisure Summit in January of 1999. Our game designers used the actual elements of the Monopoly game to create the four highly interactive and entertaining machines. These elements include Mr. Monopoly, Chance, Community Chest and the distinctive game board and tokens, with a big band theme song. To attract additional player attention, the machines are approximately nine feet tall. These gaming machines have now been approved for play in every major gaming jurisdiction in the United States. As of August 31, 1999, we had installed 3,034 of these gaming machines. The Monopoly-themed gaming machines incorporate secondary bonus rounds and the entertaining themes described below:

     - Once Around -- a multi-coin, multi-line video gaming machine where the player can build houses and hotels on various Monopoly properties to increase those properties' bonus round payouts. The player then chooses a token that travels around the board landing on various properties to collect bonuses.

     - Reel Estate -- a multi-coin, multi-line video gaming machine where the player picks a token that travels around the Monopoly board. Collecting all the properties in a color group provides a free spin.

     - Advance to Boardwalk -- a reel spinning slot machine that features up to six trips around a Monopoly board for bonuses and multipliers.

     - Roll & Win -- a reel spinning slot machine that provides bonus multipliers by rolling oversized mechanical dice. The player accumulates bonuses by moving around a mini-Monopoly board.

     Multi-coin, multi-line video gaming machines. Our new line of multi-coin, multi-line gaming machines combines advanced graphics, DCS sound effects and music, secondary bonus rounds and a unique entertaining theme for each game. In the primary round, the video screen of these gaming machines simulates traditional reel-spinning slot machines. Depending on the machine, the player can wager up to either 45 or 90 coins per play. This new line of multi-coin, multi-line gaming machines includes the following:

     - Winning Bid -- Live auction theme. Features necklaces, vases and antique lamp reel symbols. Three or more gavel symbols begin the bonus round, which simulates a live estate auction. The player selects an auction item and a humorous character to start the bidding. As the characters raise the bids, the bonuses increase. Introduced in June 1999.

     - Top Banana -- Caribbean party theme. Features beach party reel symbols of bananas, starfish and tropical fruit. Three or more gorilla, hippo or turtle symbols start the bonus round. In the bonus round, the player has the option to stack a number of different silly monkeys. The player decides when to jump for bananas held by a gorilla in a palm tree. If the monkeys get the bananas, the player wins additional bonuses. There is also a random multiplier bonus possibility. Introduced in April 1999.

     - Instant Winner -- Instant lottery ticket theme. Features 3-D lottery balls and cash reel symbols. Three "Scratch & Win" symbols begin the bonus round. The player selects from six WMS-themed scratch-off tickets and scratches off areas of the tickets to reveal the bonus award. There is also a bonus "sweepstakes" check if the player obtains three or more sweepstakes symbols on adjacent reels. Introduced in February 1999.

     - Jackpot Party -- 70's party theme. Features music from KC & the Sunshine Band and The Village People. Three or more party horn symbols start the bonus round and the disco music. The player chooses party gifts for hidden bonuses until he or she hits a party gift with one of the "party pooper" characters, which ends the bonus round. Introduced in October 1998.

     - Life of Luxury -- Material extravagance theme with numerous betting options. Features images of sports cars, diamonds and yachts as reel symbols. Obtain three or more gold coin symbols on adjacent reels to receive ten free bonus spins while jazz music plays. Introduced in September 1998.

     - Boom! -- Fourth of July backyard barbecue theme. Features hotdogs, hamburgers and fireworks. Three or more identical barbecue food symbols start the bonus round. In the bonus round, the player selects a rocket that launches into the sky and explodes to reveal a bonus. Introduced in April 1998.

     - Filthy Rich -- Barnyard theme. Features cows, chickens and pig reel symbols. Three or more identical barnyard symbols begin the bonus round. The player then sees a pigpen on the screen and may choose which mud-caked pig to wash off, revealing the amusing bonus pig. Introduced in November 1997.

     - Reel 'Em In -- Family fishing theme. Features reel symbols of lures and fish. Three or more fishing lure symbols on adjacent reels begin the bonus round. The player then "goes fishing" by choosing a humorous character to hook the bonus fish. Introduced in July 1997.

     Other video games. We also offer a selection of other video gaming machines, including Multi-Pay Plus, which premiered our new-generation graphics and sound design. Multi-Pay Plus offers the player a varied menu of engaging themed games on a single machine, including video poker, keno, blackjack and video slot games.

     Reel spinning slot machines. Our new line of reel spinning slot machines includes Perfect Match, Jackpot Limbo, Jackpot Party, X-Factor, Jackpot Stampede Deluxe, Pharaoh's Fortune, Big Bang Piggy Bankin' and Winning Streak. Each of these gaming machines features engaging and entertaining themes. With secondary bonusing through the use of our Dotmation feature, a player's game experience is enhanced with animated sequences of mermaids diving into the ocean or genies emerging from magic lamps to present the top awards. These reel spinning slot machines also feature DCS sound and exciting glass designs and visuals.

     At the September 1999 World Gaming Congress Exposition, we plan to introduce five new video gaming machines and five new reel spinning slot machines.

     Video Lottery Terminals. Our VLTs include both video and reel spinning gaming machines. They feature advanced graphics and DCS sound effects and music and incorporate many of the same features as our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by governmental agencies. Our VLTs are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants.

Pinball and cabinets

     Pinball: We are the world's leading designer and manufacturer of pinball games. For over 50 years, WMS and our predecessors have been making innovative and highly-entertaining pinball games, which are presently sold under the Williams and Bally trademarks. We believe that we obtained our leading market share as a result of the action and humor that we design into our games, as well as our innovations in design and engineering. These innovations include CD-quality music and sound effects, multi-level playing fields, multi-ball releases and a high level of mechanical reliability.

     Our new generation of pinball games, Pinball 2000, integrates a fully-interactive video monitor with traditional playfield action. Virtual images are projected onto the playfield, allowing the ball to interact with video targets as well as traditional 3-D targets. For example, the ball appears to destroy Martians or space ships, and the video display illustrates the destruction in dramatic fashion. Images on the video screen move and are transformed during the play depending on the movement of the balls. The new stereo sound system places speakers closer to the player for maximum enjoyment at any volume level. There may be multiple balls in play at one time, and the ball may move onto more than one level on the playfield for added excitement.

     We believe that Pinball 2000 products are the most advanced and entertaining pinball games designed to date. We also believe that our modular Pinball 2000 machines offer the best mechanical reliability and serviceability in the industry for the following reasons:

     - This new platform is modular, allowing the games to be changed by replacing the software, artwork and removable playfield. Conversion kits are expected generally to be installable in less than half an hour on site and are expected to be sold for about $2,400, compared to about $4,000 for a new game. Therefore, the machine owners will be able to upgrade to a new game easily and cost effectively.

     - The location owner can service the machine without calling the operator. For example, the owner can clean the playfield and clear ball jams. This is because, for the first time, the playfield is accessible by the location owner. This feature significantly decreases down time and service costs.

     - The advanced design of this platform uses fewer moving parts, and therefore these machines require less frequent service than older models.

     We introduced our first Pinball 2000 game, Revenge From Mars, in March 1999, our second Pinball 2000 product, Star Wars: Episode I, in July 1999 and anticipate introducing our third Pinball 2000 game in the second half of fiscal 2000.

     Cabinets: In addition to manufacturing wooden pinball cabinets, we also make and sell wooden cabinets and other wooden products to Midway, under a Cabinet Supply Agreement, and to other third parties from time to time, primarily for coin-operated video games. See "Item 13. Certain Relationships and Related Transactions."

Contract manufacturing

     We manufacture coin-operated video games for Midway under a manufacturing agreement. See "Item 13. Certain Relationships and Related Transactions."

                    DESIGN, RESEARCH AND PRODUCT DEVELOPMENT

     In designing our gaming machines and pinball games, our designers, engineers and artists build upon the more than 50 years of experience that WMS and our predecessors have in designing and developing fun, humorous and exciting games. We are continually developing new games in order to broaden our product line, introduce new technologies and enhance player appeal. Our gaming machines are usually designed by our internal gaming design teams or in some cases by independent designers under contract to us. Gaming machines must be approved and sometimes tested by certain regulatory authorities before being marketed in a particular gaming jurisdiction. Our pinball games are designed exclusively by our internal design teams. The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. As of August 31, we employed about 95 persons in our gaming machine design, research and development teams and 50 persons in our pinball design, research and development teams. During the fiscal years ended June 30, 1999, 1998, and 1997, we spent approximately $14.1 million, $12.9 million and $12.9 million, respectively, on design, research and product development.

     While we primarily seek to develop original proprietary games, certain of our gaming machines and pinball games are based on popular intellectual properties licensed from third parties, such as Hasbro and Lucasfilm. Typically, WMS is obligated to make certain minimum guaranteed royalty payments over the term of the license and to advance payment against those guarantees. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products.

                              SALES AND MARKETING

Gaming

     We are authorized to sell our gaming machines directly to casinos in over 90 North American jurisdictions and in several other gaming jurisdictions. Generally, we sell our gaming machines directly in order to maximize customer service and to enhance profitability. Our gaming machines are often installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the customers. In addition, we have begun to place our gaming machines under revenue-participation or daily rental leases. We sell or lease VLTs, depending on the jurisdictions where they are placed.

     We sell and lease our gaming machines through 15 salespeople in offices in several United States locations and a sales/service consultant in Canada. Our salespeople earn a salary and commissions based on sales volume. Our gaming machines are marketed through trade shows, promotional videotapes, our website and advertising in trade journals.

Pinball

     Pinball games are marketed through approximately 50 independent distributors worldwide, coordinated by Midway's coin-operated machine sales team, under our sales agreement with Midway. See "Item 13. Certain Relationships and Related Transactions." Distributors sell these products to operators of amusement arcades, family entertainment centers, restaurants, bars, bowling alleys, convenience stores and movie theaters. Distributors generally are assigned designated exclusive territories and are generally expected to provide replacement parts and service and to arrange for installment financing. Pinball games are marketed through trade shows, promotional videotapes, our website and advertising in trade publications. In addition, we operate an Internet locator on our website through which players can find our pinball games, wherever they are located, around the world.

Distributors/Customers

     No one customer accounts for greater than 10% of our revenues. However, our largest pinball distributor and its affiliates account for approximately 28% of our pinball and cabinets revenues. In our opinion, the loss of a single distributor or customer would not have a material adverse effect on our business. If we were to lose a distributor, we believe that we could make arrangements with alternate distributors for the distribution of our products.

Export Sales

     Export sales of our products, primarily of pinball games to Western Europe, were approximately $34.6 million, or 18.5% of total revenues, for fiscal 1999, compared with $24.4 million, or 24.6% of total revenues, for fiscal 1998 and $33.7 million, or 44.0% of total revenues, for fiscal 1997. Substantially all foreign sales are made in United States dollars under letters of credit.

                                  COMPETITION

Gaming

     The gaming machine market is intensely competitive and is characterized by the continuous introduction of new titles and the development of new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

     - continually develop new products with player appeal;

     - offer machines that consistently out-perform other gaming machines;

     - identify and obtain rights to commercially marketable intellectual properties; and

     - adapt our products for use with new technologies.

     In addition, successful competition in this market is also based upon:

     - price or lease terms;

     - mechanical reliability;

     - brand recognition; and

     - marketing support.

     Our competitors vary in size from very small companies with limited resources to large corporations with greater financial, marketing and product development resources than ours. In the video and reel spinning gaming machine market, we compete with market leader International Game Technology ("IGT"), as well as Alliance Gaming, Sigma Game, Casino Data Systems, Silicon Gaming, Atronic Casino Technology, Anchor Gaming and Aristocrat Leisure Systems. In the VLT market, we compete primarily with IGT, G-Tech Holdings, Anchor and Spielo Gaming International.

Pinball and cabinets

     We are the leading manufacturer of pinball games. Our only competitor in this market is Sega Pinball. We also compete with coin-operated video games and other amusement games for space in bars, arcades and other traditional pinball locations and with home entertainment systems. Competition is based on player appeal, including the use of popular intellectual properties, engaging themes and technological innovation. In addition, successful competition in our pinball market is also based upon:

     - price;

     - mechanical reliability;

     - brand recognition; and

     - access to distribution channels.

     We also currently supply Midway with cabinets for their coin-operated video games. Midway is not required to purchase cabinets under the agreement and may seek competing third-party bids at any time.

Contract Manufacturing

     During the term of the Manufacturing Agreement, WMS will not experience competition for the manufacture of Midway's coin-operated video games; however, the Manufacturing Agreement may be terminated on six months' notice. No assurance can be given that Midway will continue to employ our services.

                                 MANUFACTURING

Gaming

     We manufacture our gaming machines in our facility in Chicago, Illinois. We believe that this facility is adequate for our current and planned gaming production needs. Manufacturing is generally based on purchase orders from customers. Gaming machines are generally warranted for a period of 90 days. The raw materials used in manufacturing our gaming machines include various metals, plastics, wood and glass obtained from numerous sources. In addition, numerous component parts, including electronic subassemblies and video monitors, are purchased from suppliers. We believe that our sources of supply of component parts and raw materials are adequate and that alternative sources of materials are available.

     WMS has a long cycle from purchase of inventory to collection of cash on the sale of gaming machines, which is typical in the industry. Component parts are purchased and assembled into finished goods which are inventoried in order to be able to quickly fulfill customer orders.

Pinball and cabinets

     We manufacture pinball games in our facility in Waukegan, Illinois. We believe that this facility is adequate for our current and planned pinball production needs. Production of pinball games is generally based on advance purchase orders from distributors. Most pinball games are warranted for a period of 60 to 90 days. We manufacture cabinets for our pinball games and Midway's coin-operated video games in our facility in Cicero, Illinois based, in the case of Midway's cabinets, on purchase orders, subject to our acceptance, according to Midway designs and specifications. We believe that this facility is adequate for our current and planned cabinet production needs.

Contract manufacturing

     We manufacture Midway's coin-operated video games in our facility in Waukegan, Illinois. We believe that this facility is adequate for our current and planned contract manufacturing needs. Manufacturing for Midway is based on purchase orders and uses Midway designs and specifications.

Backlog

     We believe that it is not meaningful to compare backlog orders at the end of fiscal years since the amount of backlog orders varies from the beginning to the end of a normal two- to six-month production period of a pinball game and during the on-going production period for certain models of gaming machines, which can extend over a period of years.

              PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each gaming machine and pinball game title may embody a number of separately-protected intellectual property rights, including trademarks, copyrights and patents. See "Item 3. Legal

Proceedings" with respect to certain patent litigation between us and IGT involving certain older models of reel-type slot machines. We generally seek to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright and patent protection of our proprietary software and other game innovations. We also rely on trade secrets and proprietary know-how. See "Risk Factors -- We rely on our intellectual property and proprietary rights." In addition, some of our most popular gaming machines and pinball games are based on trademarks and other intellectual properties licensed from third parties. See "Risk Factors -- Our growth may depend in part upon our ability to obtain licenses to use intellectual properties and licensors' approvals of new products on a timely basis."

                             GOVERNMENT REGULATION

GENERAL

     The manufacture and distribution of gaming equipment is subject to extensive federal, state, tribal, local and foreign regulation. Although the laws and regulations of the various jurisdictions in which we operate vary in their technical requirements and are subject to amendment from time to time, virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for companies engaged in the manufacture and distribution of gaming machines as well as for the officers, directors, major stockholders and key personnel of those companies.

     We have obtained the required licenses to manufacture and sell our products to customers in the following domestic gaming jurisdictions: Arizona, Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, North Dakota, Oregon, Puerto Rico, Rhode Island, South Dakota, West Virginia, Wisconsin, Ak-Chin Indian Community, Bad River Band of Lake Superior Tribe of Chippewa Indians, Bay Mills Indian Community, Boise Forte Band of Minnesota Chippewa (Nett Lake), Chitimacha Tribe of Louisiana, Coushatta Tribe of Louisiana, Flandreau Santee Sioux Tribe, Fond du Lac Band of Minnesota Chippewa, Fort McDowell Mohave-Apache Indian Community, Grand Portage Band of Minnesota Chippewa, Grand Traverse Band of Ottawa & Chippewa Indians, Hannahville Indian Community, Ho-Chunk Nation, Iowa Tribe of Kansas & Nebraska, Keweenaw Bay Indian Community, Kickapoo Tribe of Indians in Kansas, Lac du Flambeau Band of Lake Superior Chippewa, Lac Vieux Desert Band of Lake Superior Chippewa Indians, Leech Lake Band of Minnesota Chippewa, Lower Sioux Indian Community, Mashantucket Pequot Tribe, Menominee Indian Tribe of Wisconsin, Mille Lacs Band of Minnesota Chippewa, Mississippi Band of Choctaw Indians, Mohegan Indian Tribe, Omaha Tribe of Nebraska, Oneida Tribe of Indians of Wisconsin, Pascua Yaqui Tribe, Prairie Band of Potawatomi Indians of Kansas, Prairie Island Community of the Minnesota Mdewakanton Sioux, Pueblo of Acoma, Pueblo of Isleta, Pueblo of Sandia, Pueblo of San Juan, Pueblo of Santa Ana, Pueblo of Tesuque, Red Cliff Band of Lake Superior Chippewa, Red Lake Band of Chippewa Indians, Sac & Fox Nation of Missouri in Kansas and Nebraska, Sac & Fox Tribe of Mississippi in Iowa, Saginaw Chippewa Indian Tribe, Sault Ste. Marie Tribe of Chippewa, Shakopee Mdewakanton Sioux Community, Sisseton-Wahpeton Sioux Tribe, Southern Ute Indian Tribe, Spirit Lake Sioux Tribe, St. Croix Chippewa Indians of Wisconsin, Standing Rock Sioux Tribe, Tunica-Biloxi Tribe of Louisiana, Turtle Mountain Band of Chippewa Indians, Upper Sioux Indian Community, Ute Mountain Ute Tribe, White Earth Band of Minnesota Chippewa, White Mountain Apache Tribe, Winnebago Tribe of Nebraska, Yankton Sioux Tribe of South Dakota, Yavapai-Apache Indian Community. We have also obtained the required licenses to manufacture and sell our products in the following additional gaming jurisdictions: the Canadian provinces of Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Ontario, Quebec and Saskatchewan; Victoria and New South Wales in Australia; the Bahamas; and Greece.

     To date, we have never been denied any necessary governmental registrations, licenses, permits, findings of suitability or approvals. In addition, we believe that all registrations, licenses, permits, findings of suitability or approvals currently required have been applied for or obtained. We cannot assure you that the required licenses, permits, approvals or findings of suitability will be given or renewed in the future.

NEVADA REGULATIONS

     The manufacture, sale and distribution of gaming machines for use or play in Nevada or for distribution outside of Nevada and the operation of slot machine routes are subject to the Nevada Gaming Control Act and the regulations promulgated under that act (collectively, the "Nevada Act"). The license as an operator of a slot machine route permits a licensee to place slot machines and gaming devices on the premises of other licensees on a participation basis. Our manufacturing, distributing and slot route operations are subject to licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada State Gaming Control Board (the "Nevada Board") and, with respect to the operation of slot machine routes, various other county and city regulatory authorities (all of these authorities are collectively referred to as the "Nevada Gaming Authorities").

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (1) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (2) the establishment and maintenance of responsible accounting practices and procedures; (3) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs, and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (4) the prevention of cheating and fraudulent practices; (5) providing a source of state and local revenues through taxation and licensing fees; and (6) the strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture and distribution of gaming devices and associated equipment. A change in these laws, regulations and procedures could have an adverse effect on our future Nevada operations.

     Certain of our subsidiaries that manufacture and distribute gaming devices or operate a slot machine route, or which hold stock of a subsidiary which does so (a "Gaming Subsidiary"), are required to be licensed or registered by the Nevada Gaming Authorities. The licenses require periodic payments of fees and taxes and are not transferable. We are registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation"), and so we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Commission may require. We have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (collectively, "Licenses") required to engage in slot route operations, and the manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada. We cannot assure you that these Licenses will not be revoked, suspended, limited or conditioned.

     All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before sales, distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming machine meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment (as defined in the Nevada Act) must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether that individual is suitable or should be licensed as a business associate of a licensee. Officers, directors and certain key employees of our Gaming Subsidiaries must file license applications with the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in activities of our Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, the companies involved would have to sever all relationships with that person. In addition, the Nevada Gaming Authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     We are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by our Gaming Subsidiaries must be reported to, and approved by, the Nevada Commission.

     If the Nevada Gaming Authorities were to determine that we violated the Nevada Act, our Licenses could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Gaming Authorities. The limitation, conditioning or suspension of any License or the appointment of a supervisor could, and the revocation of any License would, materially adversely affect our future operations in Nevada.

     Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file applications, be investigated and have his, her or its suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires beneficial ownership of more than 5% of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within 30 days after the mailing of the written notice by the Chairman of the Nevada Board requiring that filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10% but not more than 15% of our voting securities may apply to the Nevada Commission for a waiver of that finding of suitability if the institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (1) voting on all matters voted on by stockholders; (2) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in our management policies or operations; and (3) other activities that the Nevada Commission may determine to be consistent with investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond that period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we: (1) pay that unsuitable person any dividend or interest upon our voting securities; (2) allow that person to exercise, directly or indirectly, any voting rights conferred through securities held by that person; (3) pay remuneration in any form to that person for services rendered or otherwise; or (4) fail to pursue all lawful efforts to require the unsuitable person to relinquish voting securities including, if necessary, the immediate repurchase of the voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require holders of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that ownership of theses securities would otherwise be inconsistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own that security, then under the Nevada Act, the Registered Corporation can be sanctioned, including with the loss of its approvals, if, without the prior approval of the Nevada Commission, it: (1) pays to the unsuitable person any dividend, interest or any distribution whatsoever; (2) recognizes any voting right by the unsuitable person in connection with that security; (3) pays the unsuitable person remuneration in any form; or (4) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

     We are required to maintain a current stock ledger in the State of Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make this disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require that our stock certificates bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed this requirement on us.

     We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for these purposes.

     Changes in control of WMS through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Commission and the Nevada Board in a variety of stringent standards prior to assuming control of the Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licenses and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (1) assure the financial stability of corporate licensees and their affiliates; (2) preserve the beneficial aspects of conducting business in the corporate form; and (3) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

     License fees and taxes computed in various ways depending on the type of gaming or activity involved are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either quarterly or annually. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer, distributor and operator of a slot machine route.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with any such person, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in foreign gaming operations. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. The Nevada Board may require a licensee to file an application for a finding of suitability concerning an actual or intended activity or association of the licensee in a foreign gaming operation. A licensee is also subject to disciplinary action by the Nevada Commission if the licensee knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

RECENT NEVADA LEGISLATION

     On May 21, 1999 legislation became effective in the State of Nevada imposing additional requirements on persons who provide gaming machines to casino customers on a revenue participation basis. Among other things, the new law requires these persons to pay their "full proportionate share" of license fees and taxes imposed on gaming revenues generated by these participation gaming machines. Although the new law imposes some additional costs upon us, we do not believe that these costs will be material to our business.

NEW JERSEY REGULATION

     The manufacture, distribution, and operation of gaming machines in New Jersey are regulated by the New Jersey Casino Control Commission (the "New Jersey Commission") under the New Jersey Casino Control Act and the regulations of the New Jersey Commission promulgated thereunder (collectively, the "New Jersey Act"). Under the New Jersey Act, a company must be licensed as a gaming related casino service industry ("CSI"), or fulfill other requirements, in order to manufacture or distribute gaming machines. In order for a CSI license to be issued or maintained, certain directors, officers, key employees and owners of a company must be found by the New Jersey Commission to possess by clear and convincing evidence good character, honesty, integrity and financial stability.

     We have been issued a CSI license by the New Jersey Commission. This license was issued for a two-year period and, upon proper application and satisfaction of the same requirements for the initial issuance of a license, may be renewed for four-year periods. However, the New Jersey Commission has the discretion to suspend, revoke, or refuse to renew a license if a licensee fails to continue to satisfy the requirements for licensure or violates the New Jersey Act.

     In addition, all gaming machines used in New Jersey casinos must be approved by the New Jersey Commission. In determining whether to approve gaming machines, the New Jersey Commission will consider various factors, including design, integrity, fairness, and honesty and may require a field test of the machine.

MISSISSIPPI

     The manufacture, sale and distribution of gaming devises for use or play in Mississippi are subject to the Mississippi Gaming Control Act and the regulations promulgated thereunder (collectively, the "Mississippi Act"). These activities are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission. Although not identical, the Mississippi Act is similar to the Nevada Act.

     Our license to manufacture and distribute gaming equipment in Mississippi is not transferable, is issued for a two-year period and must be renewed every two years. As in Nevada, the Mississippi Commission may investigate and find suitable any individual who has a material relationship to, or material involvement with, us, including, but not limited to, record or beneficial holders of any of our voting securities and any other person whom the Mississippi Commission determines exercises a significant influence upon our management or affairs. We are required to maintain a current stock ledger in Mississippi which may be examined by the Mississippi Commission at any time. Any applicant for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation.

     The Mississippi Act requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Mississippi Commission, and that person may be required to be found suitable. The Mississippi Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Mississippi Commission for a finding of suitability. The Mississippi Commission exercises its discretion to require a finding of suitability of any beneficial owner of more than 5% of a Registered Corporation's common stock. Under certain circumstances, an "institutional investor," which acquires more than 5%, but not more than 10%, of the Registered Corporation's voting securities may apply to the Mississippi Commission for a waiver of the finding of suitability if the institutional investor holds the voting securities for investment purposes only and otherwise meets the regulatory requirements of the institutional investor waiver provisions.

     We may not make a public offering of our securities without the prior approval of the Mississippi Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Mississippi, or to retire or extend obligations incurred for these purposes. The Mississippi Commission has the authority to grant a continuous approval of securities offerings and has granted this approval to us, subject to an annual renewal of this approval. All loans by us must be reported to the Mississippi Commission and certain loans and other stock transactions must be approved in advance.

     If it were determined that we violated the Mississippi Act, the licenses that we hold could be limited, conditioned, suspended or revoked, subject to compliance with statutory and regulatory procedures, which action, if taken, could materially adversely affect our manufacturing and distribution of gaming machines.

FEDERAL REGISTRATION

     Any of our subsidiaries that are involved in gaming activities are required to register annually with the United States Department of Justice, Criminal Division, in connection with the sale, distribution or operation of Gaming. The Federal Gambling Devices Act of 1962 makes it unlawful, in general, for a person to manufacture, deliver or receive gaming machines and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. We are required to register and renew our registration annually. We have complied with these registration requirements. In addition, various record keeping and equipment identification requirements are imposed by this act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

REGULATION IN FOREIGN JURISDICTIONS

     Certain foreign countries permit the importation, sale and/or operation of gaming equipment. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Certain jurisdictions in which we operate require the licensing of gaming machines, gaming machine operators and manufacturers. We and our gaming machines have been properly licensed and approved or have applied for licensure and approval in all jurisdictions where our operations require licensure and approval.

NATIVE AMERICAN GAMING REGULATION

     Numerous Native American tribes have become engaged in or have licensed gaming activities on Indian lands as a means of generating tribal governmental revenue. We manufacture and supply gaming equipment for Native American tribes. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission (the "NIGC") and the Secretary of the U.S. Department of the Interior (the "Secretary"), and also may be subject to the provisions of certain statutes relating to contracts with Native American tribes, which are administered by the Secretary. As a precondition to gaming involving gaming machines, IGRA requires that the tribe and the state enter into a written agreement (a "tribal-state compact") that specifically authorizes such gaming, and that has been approved by the Secretary, with the notice of approval published in the Federal Register. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors and shareholders of gaming equipment suppliers. Under IGRA, tribes are required to regulate all commercial gaming under ordinances approved by the NIGC. These ordinances may impose standards and technical requirements on main hardware and software and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors and shareholders.

REGULATORY CHANGES AND LICENSE STATUS

     The laws and regulations of the numerous jurisdictions, foreign and domestic, in which WMS and our gaming subsidiaries do business are subject to change from time to time. In addition, the license status of WMS and our gaming subsidiaries with respect to these jurisdictions is subject to change. The information set forth in this report represents the most current available at the time of filing.

                                  SEASONALITY

     Sales of gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when a coin-operated gaming machine or pinball game that achieves significant player appeal is introduced.

                                   EMPLOYEES

     At August 26, 1999, we employed approximately 1,475 persons. Approximately 715 of those employees were represented by the International Brotherhood of Electrical Workers (the "IBEW"), and approximately 165 were represented by the International Union of Electronic, Electrical, Salaried Machine and Furniture Workers (the "IUE"). The collective bargaining agreements with the IBEW relate to our Chicago and Waukegan, Illinois manufacturing facilities, respectively, and expire on June 30, 2000. The collective bargaining agreement with the IUE relates to our Cicero, Illinois manufacturing facility and expires June 30, 2002. We believe that our relations with our employees are satisfactory.

                               THE MIDWAY SPINOFF

     On April 6, 1998, we distributed to our stockholders through a dividend all of the Midway common stock that we owned. Previously, through Midway, we designed, published and marketed coin-operated and home video games. On the date of this spinoff, under our stock option plans, the WMS stock options held by our directors, officers and other employees were adjusted, and adjustment payments were made to holders of these options. See "Item 11. Executive Compensation." The financial position, results of operations and cash flows of Midway are reported as discontinued operations in our Consolidated Financial Statements included in this report.

     The Midway spinoff was also accompanied by certain executive officer changes. Prior to the spinoff, in June 1996, Louis J. Nicastro had resigned from his positions with WMS at the request of our Board of Directors to devote his full time to the position of Chief Executive Officer of our former subsidiary, WHG Resorts & Casinos Inc., a Puerto Rico-based hotel, casino and hotel management business ("WHG"), in contemplation of the 1997 distribution by WMS of all the common stock of WHG to our stockholders. In January 1998, WHG was merged with a large resort and casino company. The Board of Directors, in view of Mr. Nicastro's experience with WMS and in the industry, invited him to return to WMS as Chief Executive Officer and President, effective on the date of the Midway spinoff, when our former Chief Executive Officer and President, Neil D. Nicastro, resigned from WMS in order to devote substantially all of his business time to Midway. In addition, Kevin L. Verner became our Vice President and Chief Operating Officer shortly after the Midway spinoff. See "Item 11. Executive Compensation -- Employment Contracts".

     In November 1997, the Board of Directors adopted a rights plan under the Rights Agreement dated as of March 5, 1998 between us and The Bank of New York, as Rights Agent, which became effective on the date of the Midway spinoff. The Rights Agreement provides that one preferred stock purchase right will attach to each share of our common stock. The rights will expire at the close of business on April 6, 2007 unless we previously redeem them for nominal consideration prior to exercisability. The rights become exercisable after a person or group announces a tender or exchange offer, which, if consummated, would result in that person or group beneficially owning 15% or more of our common stock. Each right, other than rights owned by the person acquiring 15% or more, would then entitle the holder to purchase a number of shares of our common stock having a market value of twice the exercise price.

                                  RISK FACTORS

     Some of the risks and uncertainties that may cause our operating results to vary from anticipated results or that may that adversely affect our operating results are as follows:

WE HAVE EXPERIENCED LOSSES FROM CONTINUING OPERATIONS.

     We have experienced operating losses (excluding discontinued businesses) in two of our last three fiscal years due to a variety of factors, including:

     - market acceptance of our products;

     - development costs and promotional expenses relating to the introduction of our new generations of gaming machines and pinball games;

     - adverse litigation rulings that prevented us from selling our older reel spinning slot machine models; and

     - the decline of the pinball industry and related reorganization costs.

Although we had operating income in our most recent fiscal year, we cannot assure you that we will sustain profitability.

WE DEPEND ON INTRODUCING NEW GAMING MACHINES THAT ACHIEVE AND MAINTAIN MARKET ACCEPTANCE.

     Our success depends on developing and successfully marketing new gaming machines with strong and sustained player appeal. A new machine will be accepted by casino operators only if we can show that the machine is likely to produce more revenues to the operator than other machines. Gaming machines are often installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the casinos. If a new product does not achieve significant market acceptance, we may not recover our development and promotion costs. In addition, we must continually adapt our products to emerging technologies. We cannot assure you that we will be able to develop products using emerging technologies. We cannot assure you that the new products that we introduce will achieve any significant degree of market acceptance or that the acceptance will be sustained for any meaningful period.

OUR GROWTH INCREASINGLY DEPENDS ON RECURRING REVENUE LEASE ARRANGEMENTS, RATHER THAN ON OUTRIGHT SALES OF GAMING MACHINES.

     In October 1998 we began to enter into recurring revenue arrangements, which are either participation leases or other short-term lease arrangements with casinos for our Monopoly-themed machines, rather than selling the machines to the casino operators. Approximately $16.6 million, or 13.2%, of our gaming revenues for fiscal 1999 were derived from these leases, and we expect that lease revenues will constitute an increasing share of our future revenues. Gaming machines under recurring revenue arrangements are replaced by the casinos if they do not meet and sustain revenue expectations. Therefore, these machines are particularly susceptible to pressure from competitors, declining popularity and changes in economic conditions and are at risk of replacement by the casinos, ending the recurring revenues from these machines. We cannot assure you that our gaming machines will continue to meet the casinos' revenue requirements. In addition, casinos in certain jurisdictions have sought and may continue to seek legislation prohibiting or restricting recurring revenue arrangements. We cannot assure you that the various gaming jurisdictions will continue to permit recurring revenue arrangements.

THE GAMING MACHINE MARKET IS INTENSELY COMPETITIVE, AND SOME OF OUR COMPETITORS HAVE ADVANTAGES OVER US.

     The gaming machine business is intensely competitive and is characterized by the rapid development of new technologies and the continuous introduction of new products. Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in retaining the most space and best placement. These competitors may also have the advantage of being able to convert their installed machines to newer models in order to maintain their share of casino floor space.

PATENT INFRINGEMENT CLAIMS COULD LIMIT OR AFFECT OUR ABILITY TO MARKET SOME OF OUR CURRENT OR NEW GAMING MACHINES.

     Our competitors have been granted patents covering various gaming machine features. If our products use processes or other subject matter that is claimed under these existing patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, to develop, manufacture or market our products. We also might then be limited in our ability to market new products. We are currently involved in two lawsuits in federal court regarding patent infringement claims concerning products that we no longer manufacture. See "Item 3. Legal Proceedings."

OUR GROWTH MAY DEPEND IN PART UPON OUR ABILITY TO OBTAIN LICENSES TO USE INTELLECTUAL PROPERTIES AND LICENSORS' APPROVALS OF NEW PRODUCTS ON A TIMELY BASIS.

     Some of our most popular gaming machines and pinball games are based on trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain licenses for additional popular intellectual properties. There is competition for these licenses, and we cannot assure you that we will be successful in acquiring additional intellectual property rights with significant commercial value on acceptable terms.

     Our intellectual property licenses generally require that we submit new products developed under licenses to the licensor for approval prior to release. This approval is generally discretionary. Rejection or delay in approval of a product by a licensor could have a material adverse effect on our business, operating results and financial condition.

WE RELY ON OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     Our success may depend in part on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright and patent protection of our proprietary software and other game innovations. We cannot assure you that we will be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, that any trademark, copyright or issued patent will provide competitive advantages for us or that our intellectual properties will not be successfully challenged or circumvented by competitors.

     We also rely on trade secrets and proprietary know-how. We generally enter into confidentiality agreements with our employees regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

OUR GAMING MACHINE BUSINESS IS HEAVILY REGULATED, AND WE DEPEND ON OUR ABILITY TO OBTAIN AND MAINTAIN REGULATORY APPROVALS.

     The manufacture and distribution of gaming machines are subject to extensive federal, state, local and foreign regulations and taxes, and the governments of the various gaming jurisdictions amend these regulations from time to time. Virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for manufacturers and distributors of gaming machines and for their officers, directors, major stockholders and key personnel. The gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us and any stockholder to determine whether the individual or stockholder is acceptable to those gaming authorities. Each of our gaming machines must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game will be approved in any jurisdiction. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. The revocation or denial of a license in a particular jurisdiction could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

     If we fail to seek or do not receive a necessary registration, license, approval or finding of suitability, we may be prohibited from selling our gaming machines for use in the jurisdiction or may be required to sell them through other licensed entities at a reduced profit to us. Some jurisdictions require gaming manufacturers to obtain government approval before engaging in some transactions, such as business combinations. Obtaining licenses and approvals can be time consuming and costly. We cannot assure you that we will be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all. Similarly, we cannot assure you that our current registrations, licenses, approvals or findings of suitability will not be revoked, suspended or conditioned. See "Government Regulation."

     The National Gambling Impact Study Commission (the "NGIC") was created by the U.S. Congress in 1996 to conduct a comprehensive legal and factual study of the social and economic impacts of gaming on federal, state, local and Native American tribal governments and on communities and social institutions. The NGIC issued a report to the President, Congress, state governors and tribal leaders containing its findings and conclusions, together with recommendations for legislation and administrative actions in June 1999. The NGIC report calls for a pause in the growth of legalized gambling and encourages state and local governments to form their own gambling study commissions. Although the NGIC has no regulatory or enforcement powers, its recommendations could result in the enactment of new laws and the adoption of new regulations that could adversely impact the gaming industry in general.

THE PINBALL MARKET HAS CONTRACTED AND MAY NOT GROW AGAIN.

     During fiscal 1997, we completed a downsizing of our pinball design and manufacturing operations in response to the industry-wide decline in demand for pinball games over the past few years. Nevertheless, our pinball operations continued to generate an operating loss in fiscal 1998 and fiscal 1999. Pinball games face increased competition from video games and other amusement games for space in their traditional locations, such as arcades and bars, and from home amusement systems. We cannot assure you that demand in the pinball market will revive or that our pinball business will return to profitability. In our experience, it has been essential to introduce new technologies and product innovations in order to stimulate demand for pinball games. We cannot assure you that we will be able to develop successful new pinball technologies in the future. In addition, we may not recover our development costs for a new pinball game unless it achieves significant market acceptance. We cannot assure you that our new pinball games will achieve or sustain consumer acceptance.

WE FACE RISKS ASSOCIATED WITH POTENTIAL BUSINESS ACQUISITIONS.

     We may seek to grow through acquiring other companies, intellectual property or other assets. Our success with this strategy will depend on our ability to identify and negotiate attractive investments that will complement or enhance our business. We cannot assure you that we will be able to:

     - properly identify and evaluate acquisition opportunities;

     - control costs and liabilities incurred with the acquisition of the new businesses or assets;

     - effectively manage growth of operations; or

     - anticipate and evaluate the numerous risks involved in acquiring and operating a new business or asset.

     The focus on potential acquisitions could divert our management's resources from other projects. The acquisition of a costly or unproductive business or asset could materially and adversely affect our business. We are not currently in discussions with any acquisition candidate.

WE DEPEND ON OUR KEY PERSONNEL.

     Our success depends to a significant extent upon the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified game developers. Competition for highly skilled employees with technical, management, marketing, sales, product design and development and other specialized training is intense. We cannot assure you that we will be successful in attracting and retaining these employees. We may also experience increased costs in order to attract and retain skilled employees.

OUR CONTRACT MANUFACTURING BUSINESS DEPENDS ON ONE CUSTOMER.

     We manufacture coin-operated video games for Midway, which is currently our only contract manufacturing customer. Midway may cancel our contract by giving us six months' notice. Midway would then be free to use one or more of our competitors to fulfill its manufacturing needs. We earned approximately $1.3 million of operating income from contract manufacturing in fiscal 1999. We cannot assure you that Midway will continue to employ our services and keep our agreement in effect. In addition, if Midway were to cancel the contract, we would continue to incur the fixed costs of maintaining our Waukegan, Illinois manufacturing facility.

WE MAY HAVE CONFLICTS OF INTEREST WITH MIDWAY.

     Most of our directors are also directors and stockholders of Midway. In addition, Louis J. Nicastro, our Chairman of the Board, President and Chief Executive Officer, is also a director of Midway. Neil D. Nicastro, one of our directors and a consultant to WMS, is also the Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of Midway. Neil D. Nicastro is the son of Louis J. Nicastro. Kenneth J. Fedesna, who heads our pinball operations, is also an officer and director of Midway. In addition, Harold H. Bach, Jr., our Chief Financial Officer and Orrin J. Edidin, our General Counsel, are also officers of Midway. Each of these officers has duties and responsibilities with Midway that may conflict with time that might otherwise be devoted to his duties with WMS.

     These officers must also administer the various contracts and arrangements in effect between Midway and WMS. For instance, these officers must decide whether to terminate or permit to continue in force various operating agreements between Midway and WMS that either party may terminate upon six months' notice, including the manufacturing agreement, the cabinet supply agreement and the sales agreement. See "Item 13. Certain Relationships and Related Transactions." In addition, these officers may be called upon to negotiate new agreements to be entered into in the future between Midway and WMS.

WE MAY EXPERIENCE ADVERSE EFFECTS AS A RESULT OF THE YEAR 2000 COMPUTER PROBLEM.

     Many currently installed software programs and embedded programs in electronic systems throughout the world will not work properly when processing dates later than 1999. If we experience any Year 2000 failures, or if any suppliers or customers experience a Year 2000 problem affecting us, shipments or orders of our affected products might be delayed. We cannot assure you that we will be free from exposure to legal actions, loss of sales or other unforeseen costs relating to the Year 2000 problem. For information about our Year 2000 information system readiness, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUMNER REDSTONE OWNS OR CONTROLS OVER 20% OF OUR COMMON STOCK AND MAY DISPOSE OF IT AT ANY TIME.

     Sumner Redstone beneficially owns 7,180,200 shares, or approximately 23.6%, of our common stock. Mr. Redstone could sell any or all of these shares at any time on the open market or otherwise. In addition, although Mr. Redstone has stated that he has no plans to acquire control of WMS, he may sell his stock to a person who wishes to acquire control of WMS. We cannot assure you that any such person will agree with our strategy and business goals described in this report. The sale by Mr. Redstone of a large number of shares could have an adverse effect on the market price of our common stock. See "Item 13. Certain Relationships and Related Transactions."

OUR BOARD OF DIRECTORS COULD USE OUR RIGHTS PLAN AND BLANK CHECK PREFERRED STOCK TO INHIBIT THE ACQUISITION OF WMS.

     Rights plan. Under an agreement with The Bank of New York, as rights agent, each share of our common stock has an accompanying right to purchase convertible preferred stock that permits each holder to receive shares of our common stock at half price. The rights become exercisable if any person or entity that did not, before the plan was adopted, own 15% or more of our common stock acquires beneficial ownership of 15% or more of our common stock. We can redeem the rights at $.01 per right, subject to certain conditions, at any time. The rights expire in 2007. Our board of directors could use this agreement as an anti-takeover device to discourage, delay or prevent a change in control of WMS. The existence of this agreement could adversely affect the market price of our common stock.

     Blank check preferred stock. Our certificate of incorporation authorizes the issuance of five million shares of preferred stock with designations, rights and preferences that may be determined from time to time by the board of directors. Accordingly, our board has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Our board of directors could use preferred stock to discourage, delay or prevent a change in control. Our board has no current plans, agreements or commitments to issue any shares of preferred stock. The existence of the blank check preferred stock, however, could adversely affect the market price of our common stock.

THE SUBSTANTIAL NUMBER OF SHARES AVAILABLE FOR SALE IN THE FUTURE COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     We have 100,000,000 authorized shares of common stock, of which 30,419,200 shares were issued and outstanding as of August 26, 1999, excluding 77,312 treasury shares. On that date, we also had outstanding options to purchase an aggregate of approximately 2,261,000 shares of our common stock issuable at an average exercise price of approximately $5.00 per share. If all of our issued and outstanding stock options were exercised as of that date, approximately 32,680,000 shares of our common stock would be outstanding. Our board of directors has broad discretion to issue authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. In addition, if we seek financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of our common stock. The future issuance, or even the potential issuance, of shares at a price below the then current market price may have a depressive effect on the future market price of our common stock.

OUR STOCK PRICE MAY BE VOLATILE.

     Our stock price has fluctuated between a low of $3.50 and a high of $17.00 in the last 12 months. We may continue to experience volatility in our stock price.

ITEM 2. PROPERTIES.

     The following table sets forth our principal properties, principal use, approximate floor space and the annual rental and lease expiration date, where leased, at August 31, 1999.

                                                                                   LEASE
                                   PRINCIPAL           APPROXIMATE   ANNUAL      EXPIRATION
        LOCATION                      USE              SQUARE FEET   RENT($)      DATE(1)
        --------                   ---------           -----------   -------   --------------
3401 N. California Ave.    Principal Office              129,400       Owned               --
Chicago, IL                & Gaming Mfg.
313 1/2 Worth Ave., #B-1   Administrative                    665      16,625         03/31/00
Palm Beach, FL             Office
13820 West Business        Gaming Warehouse               54,107     221,838         07/31/00
Center Drive               and Distribution Center
Green Oaks, IL
2704 W. Roscoe St.         Gaming Office/R&D              28,500       Owned               --
Chicago, IL
4170 W. Harmon Ave.        Gaming Office/Warehouse        26,809     135,120         01/31/00
Las Vegas, NV
350 Commerce Dr.           Gaming Office/Warehouse        16,500      82,500         09/30/99
Pleasantville, NJ
3950 N.E. 33rd Terrace     Gaming Office/Warehouse         6,600      38,280         04/31/01
Suites 10 and 11
Kansas City, MO
12450 Short Cut Rd.        Gaming Office/Warehouse         5,750      24,000         07/31/02
Biloxi, MS
6620 Escondido Terrace     Gaming Warehouse               13,200      80,784         04/30/00
Suite F
Las Vegas, NV
912 E. Park Avenue         Gaming Warehouse                6,000      42,000   month-to-month
Libertyville, IL
4750 Longley Ln.           Gaming Office/Warehouse         4,960      34,784         07/31/00
Reno, NV
420 Corporate Cir., Suite  Gaming Office/Warehouse         1,500      18,105         01/15/02
C
Golden, CO
3812-118 Avenue            Gaming Warehouse                  300         N/A   month-to-month
Edmonton, Alberta Canada
800 S. North Point Rd.     Pinball and Contract Mfg.     236,000       Owned               --
Waukegan, IL
4616 W. 19th St.           Cabinet Mfg.                  105,000       Owned               --
Cicero, IL

                                                                                   LEASE
                                   PRINCIPAL           APPROXIMATE   ANNUAL      EXPIRATION
        LOCATION                      USE              SQUARE FEET   RENT($)      DATE(1)
        --------                   ---------           -----------   -------   --------------
2033 Swanson Ct.           Warehouse                      15,000      14,000         09/30/00
Gurnee, IL

---------------

(1) Under leases that contain renewal options, additional amounts may be payable for taxes, insurance, utilities and maintenance.

     We believe that all of the facilities listed in the foregoing table are in good repair and are adequate for their respective purposes. Except during the July vacation shutdown, the manufacturing facilities are generally operated on a one-shift basis. During periods of increased production, however, certain portions of the facilities are operated on multiple shifts. The production levels can be increased or decreased on a periodic basis to match the level of incoming customer orders.

     We own substantially all of the machinery, equipment, tools and dies, furnishings and fixtures used in our businesses, all of which are well maintained and satisfactory for the purposes intended.

ITEM 3. LEGAL PROCEEDINGS.

     In May 1994, we instituted a declaratory judgment action against IGT in the United States District Court for the Northern District of Illinois. The action sought a declaration that a patent issued in 1984 and owned by IGT (the "Telnaes" patent) was invalid, and that certain reel spinning slot machines that we were then manufacturing did not infringe the Telnaes patent. IGT counterclaimed, alleging that the Telnaes patent was infringed by our reel spinning slot machines. The Telnaes patent relates to a particular method of assigning the probability of selecting particular reel stop positions in a computer-controlled reel spinning slot machine, which increases or decreases the probabilities of winning by means of the computer's software, not the mechanical reels themselves.

     On September 19, 1996, the trial court rendered a decision in favor of IGT, finding that the Telnaes patent is valid, finding that our Model 400 slot machine infringes the Telnaes patent, and enjoining us from further infringement of the Telnaes patent. On February 28, 1997, after a hearing on IGT's alleged damages, the court awarded a treble-damage judgment in favor of IGT and against us in the amount of $32.8 million, plus post-judgment interest. Subsequently, the court granted our motion for a stay of proceedings to enforce the money judgment pending disposition of our motion for a new trial and a similar stay pending appeal. On October 1, 1997, the court denied our motion for a new trial. We filed a notice of appeal on October 20, 1997 with the United States Court of Appeals for the Federal Circuit. On July 20, 1999, the appeals court reversed the trial court's holding of literal infringement, affirmed its holding of infringement under the doctrine of equivalents, vacated its holding of willful infringement, affirmed its holding that the Telnaes Patent is not invalid and affirmed the award of actual damages of $10.8 million (plus interest), but vacated the award to the extent that it was based on trebling for willful infringement and remanded the case to the trial court for further proceedings to reconsider the issue of willful infringement in light of the appellate court's finding of no literal infringement. On August 3, 1999, we filed a petition for rehearing with the United States Court of Appeals for the Federal Circuit with respect to the appellate court's affirmance of the trial court's finding of infringement under the doctrine of equivalents. Since we had previously filed a bond, enforcement of the money judgment has been stayed pending the disposition of the appeal.

     On November 26, 1996, IGT commenced a second action against us in the United States District Court for the Northern District of Illinois. In this action, IGT seeks a judgment declaring that our Model 401 slot machine also infringes the Telnaes patent. The complaint also seeks a preliminary and permanent injunction and treble damages. On December 18, 1996, the court granted IGT's petition for a preliminary injunction and enjoined us from the manufacture, use and sale of the Model 401 slot machine. On May 5, 1998, the court denied our motion to vacate the preliminary injunction. We filed a notice of appeal on May 7, 1998. In decisions rendered on July 22, 1999 and September 3, 1999, the United States Court of Appeals for the Federal Circuit (a) vacated the preliminary injunction and the amount of the security bond set by the trial court and (b) remanded the case to the trial court for further proceedings. In the event that the court ultimately determines that these slot machines infringe upon the Telnaes patent, we would not be able to make, use or sell the Model 401 slot machine and we would be required to pay additional damages.

     If the appeals ultimately determine that the Model 400 or Model 401 slot machines infringe the Telnaes patent, and we are unable to obtain a license to use that patent, we will be unable to develop certain types of reel spinning slot machines. The Telnaes patent relates only to reel spinning slot machines that we no longer manufacture and does not relate to our video gaming machines or to our currently-marketed reel spinning slot machines.

     The previously reported litigation with GT Interactive Software Corp. was settled on August 16, 1999 at no cost to WMS.

     We are not currently involved in any legal proceeding that we believe could have a material adverse effect on us other than those described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock is traded publicly on the New York Stock Exchange under the symbol "WMS." The following table shows the high and low sale prices of our common stock, for the two most recent fiscal years, as reported on the NYSE:

                                                                 HIGH         LOW
                                                              ----------   ----------
FISCAL YEAR ENDED JUNE 30, 1998
  First Quarter.............................................    30 3/16      23 5/8
  Second Quarter............................................    30 3/8       18
  Third Quarter.............................................    32 1/4       19 1/16
  Fourth Quarter (through April 6)(1).......................    33 3/4       31 1/8
  Fourth Quarter (after April 6)(1).........................     5 5/8        2 1/2
FISCAL YEAR ENDED JUNE 30, 1999
  First Quarter.............................................     8 13/16      3 1/2
  Second Quarter............................................    10 3/8        5
  Third Quarter.............................................     9 7/8        6 15/16
  Fourth Quarter............................................    17            7 1/2

---------------

(1) On April 6, 1998, we distributed to our stockholders a tax-free dividend of
    1.19773 shares of Midway common stock for each share of our common stock.

     No cash dividends were declared or paid during fiscal 1999 or 1998. The payment of future cash dividends will depend upon, among other things, our earnings, anticipated expansion and capital requirements and financial condition.

     On August 31, 1999, there were approximately 1,200 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

                                                               FISCAL YEAR ENDED JUNE 30,
                                              ------------------------------------------------------------
                                                1999         1998         1997         1996         1995
  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    --------     --------     --------     --------     --------
STATEMENT OF INCOME DATA
Revenue.....................................  $187,290     $ 98,990     $ 76,596     $ 93,202     $134,015
                                              --------     --------     --------     --------     --------
Operating income (loss).....................     4,947      (78,664)     (79,316)     (29,707)     (13,886)
                                              --------     --------     --------     --------     --------
Income (loss) from continuing operations
  before income taxes.......................     8,472      (74,254)     (77,098)     (29,308)     (11,906)
Provision (credit) for income taxes.........     3,219      (25,430)     (30,301)     (11,556)      (5,779)
                                              --------     --------     --------     --------     --------
Income (loss) from continuing operations....     5,253(1)   (48,824)(2)  (46,797)(3)  (17,752)(4)   (6,127)
Discontinued operations, net of applicable
  income taxes
  Video games segment
    Income from discontinued
      operations -- net.....................        --       26,746       35,804       25,229       29,139
    Gain on initial public offering of
      subsidiary............................        --           --       47,771           --           --
  Hotel and casino segments
    Income (loss) from discontinued
      operations -- net.....................        --           --        3,917       (2,938)      (3,805)
                                              --------     --------     --------     --------     --------
Net income (loss)...........................  $  5,253     $(22,078)    $ 40,695     $  4,539     $ 19,207
                                              ========     ========     ========     ========     ========
Basic and diluted per share of common stock:
  Income (loss) from continuing
    operations..............................  $   0.18(1)  $  (1.85)(2) $  (1.92)(3) $  (0.74)(4) $  (0.25)
                                              --------     --------     --------     --------     --------
  Net income (loss).........................  $   0.18     $  (0.84)    $   1.67     $   0.19     $   0.80
                                              --------     --------     --------     --------     --------
Average number of shares outstanding........    29,308       26,446       24,334       24,122       24,102
                                              --------     --------     --------     --------     --------

                                                                       AS OF JUNE 30,
                                                    ----------------------------------------------------
                                                      1999       1998       1997       1996       1995
                                                    --------   --------   --------   --------   --------
BALANCE SHEET DATA
Total assets......................................  $238,079   $207,522   $306,915   $295,071   $294,190
Working capital...................................   110,040    112,066    103,910    157,248    112,891
Long-term debt....................................        --         --     57,500     57,500     57,500
Stockholders' equity..............................   172,079    155,291    196,000    210,033    208,571

---------------

(1) Income from continuing operations for fiscal 1999 includes an after-tax charge of $1.9 million, or $0.06 per share, related to adjustment to previously outstanding WMS stock options that vested subsequent to the Midway spin-off.

(2) Loss from continuing operations for fiscal 1998 includes an after-tax charge of $39.9 million, or $1.51 per share, related to adjustment to previously outstanding WMS stock options made in connection with the Midway spin-off.

(3) Loss from continuing operations for fiscal 1997 includes an after-tax charge of $37.4 million, or $1.54 per share related to patent litigation. See Note 12 in the Notes to Consolidated Financial Statements.

(4) Loss from continuing operations for fiscal 1996 includes after-tax restructuring charges of $2.1 million, or $0.09 per share, related to pinball business downsizing and after-tax provisions for gaming inventory obsolescence of $1.3 million, or $0.05 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that cash and cash equivalents of $58.7 million at June 30, 1999, along with our $25.0 million bank revolving line of credit that extends to August 1, 2000 will be adequate to fund our anticipated level of inventories and receivables required in the operation of our business, to fund other presently anticipated needs and to fund any payment required in the event that we are unsuccessful in our further appeal of our patent litigation. See Note 12 to the Consolidated Financial Statements, regarding patent litigation.

     Cash flows from operating, investing and financing activities during fiscal 1999 resulted in a net cash increase of $21.7 million, as compared with a net cash increase of $39.4 million during fiscal 1998. The cash increase in fiscal 1999 was primarily from the sale of short-term investments. The increase in fiscal 1998 was primarily from the sale of short-term investments and other marketable equity securities.

     Cash provided by operating activities before changes in operating assets and liabilities was $21.3 million for fiscal 1999, as compared with cash used of $23.4 million for fiscal 1998.

     The changes in operating assets and liabilities, as shown in the Consolidated Statements of Cash Flows, resulted in a cash outflow of $2.8 million during fiscal 1999, compared with a cash outflow of $17.5 million during fiscal 1998. The cash outflow in fiscal 1999 was primarily due to an increase in receivables, offset, in part, by a reduction in income tax receivables and an increase in accounts payable from the comparable balances at June 30, 1998. The cash outflow for fiscal 1998 was primarily due to increased inventories and income tax receivables from the comparable balances at June 30, 1997.

     Cash used by investing activities was $4.6 million for fiscal 1999 compared with cash provided of $66.1 million for fiscal 1998. Cash used for the purchase of property, plant and equipment during fiscal 1999 was $10.4 million compared with $6.2 million for fiscal 1998. Cash used for additions to gaming machines on participation or lease was $20.2 million in fiscal 1999 compared with $305,000 in fiscal 1998. Net cash of $26.0 million was provided from the sale of short-term investments during fiscal 1999 compared with $72.6 million from the sale of short-term investments and equity securities in fiscal 1998.

     Cash provided by financing activities, which was primarily from common stock option proceeds, for fiscal 1999 was $7.9 million compared with $14.2 million for fiscal 1998.

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED WITH FISCAL 1998

     Segment data discussed below is taken or derived from segment disclosures in Note 15 to the Consolidated Financial Statements.

     Consolidated revenues increased $88.3 million, or 89.2%, to $187.3 million in fiscal 1999 from $99.0 million in fiscal 1998. Consolidated gross profit increased to $56.7 million in fiscal 1999 from $22.0 million in fiscal 1998 due primarily to increased gaming machine sales and participation and lease revenue, particularly from our Monopoly-themed gaming machines introduced in fiscal 1999, and a higher gaming gross profit margin percentage. Gross profit margin increased to 30.3% in fiscal 1999 from 22.2% in fiscal 1998, primarily because of the higher gross margin generated by participation and lease arrangements, compared with the gross margin on product sales. Consolidated operating income increased to $4.9 million in fiscal 1999 from an operating loss of $18.8 million in fiscal 1998, after excluding a $59.9 million common stock option adjustment expense in fiscal 1998 that compensated option holders for the lost opportunity value represented by the shares of Midway stock distributed in the spin-off, in which distribution option holders did not participate.

     Income from continuing operations was $5.3 million, or $0.18 per share, in fiscal 1999, compared to a loss from continuing operations of $48.8 million, or $1.85 per share, in fiscal 1998. Net income (loss), which included continuing operations, and in fiscal 1998, discontinued operations, was net income of $5.3 million, or $0.18 per share, for fiscal 1999 compared to net loss of $22.1 million, or $0.84 per share, for fiscal 1998. Income from continuing operations and net income for fiscal 1999 were decreased by $950,000, or $0.03 per share, due to costs from a strike at our cabinet manufacturing facility that was settled during the third quarter of fiscal 1999, and were also decreased by $1.9 million, or $0.06 per share, from the adjustments to previously outstanding WMS stock options that vested during fiscal 1999. Income from continuing operations and net income for fiscal 1999 were increased by $790,000, or $0.03 per share, from a net recovery relating to purchased parts overcharges primarily from certain pinball games suppliers in prior years. Loss from continuing operations and net loss for fiscal 1998 included an after tax charge of $39.9 million, or $1.51 per share, related to the common stock option adjustment.

     Gaming. Gaming revenues increased $69.2 million, or 121.8%, to $126.0 million in fiscal 1999 from $56.8 million in fiscal 1998. Gaming machine sales represented $101.9 million, and participation and lease revenues represented $24.1 million, or 80.9% and 19.1% of gaming revenues, respectively. The increase in revenues resulted primarily from the sale of 13,582 video and reel type gaming machines in fiscal 1999 compared to 7,207 gaming machines in fiscal 1998, because of the market acceptance of new models introduced over the last twelve months. Participation and lease revenues tripled to $24.1 million in fiscal 1999 compared with $8.0 million in fiscal 1998. The increase was from Monopoly-themed gaming machines introduced in fiscal 1999 under participation or lease arrangements. At June 30, 1999, we had approximately 2,715 Monopoly-themed gaming machines installed nationwide. Gaming had an operating profit of $16.8 million for fiscal 1999, compared to an operating loss of $9.6 million for fiscal 1998 because of the increased revenues and the higher gross margin primarily generated by participation and lease arrangements, compared with the gross margin on gaming machine sales.

     Pinball and cabinets. Pinball and cabinets revenues increased $7.8 million, or 20.4%, to $46.1 million in fiscal 1999 from $38.3 million in fiscal 1998, primarily due to sales of our next-generation pinball games, Pinball 2000, introduced in March 1999. Pinball and cabinets operating loss decreased by $773,000 to $7.0 million because of higher revenues, partially offset by continued research and development costs for Pinball 2000. This segment had operating income in the fourth quarter of fiscal 1999.

     Contract manufacturing. Contract manufacturing revenues in fiscal 1999 were $15.2 million and included the contract manufacturing business segment activity for the entire year, generating operating income of $1.3 million. In fiscal 1998, this segment was included for only approximately three months and had revenues of $4.0 million and operating income of $347,000. Prior to the Midway spin-off, we recorded these operations as a cost allocation between a parent and a consolidated subsidiary.

FISCAL 1998 COMPARED WITH FISCAL 1997

     Consolidated revenues increased $22.4 million, or 29.2% to $99.0 million in fiscal 1998 from $76.6 million in fiscal 1997. Consolidated gross profit increased to $22.0 million in fiscal 1998 from $16.5 million in fiscal 1997 due primarily to increased gaming machine revenues which generated increased gross profit and an increase in the gaming segment gross profit margin due to spreading certain fixed costs over greater production.

     In fiscal 1998 we recorded a pre-tax charge of $59.9 million for the adjustment to our outstanding stock options to compensate the holders for the lost opportunity value represented by the shares of Midway stock distributed in the spin-off, in which distribution option holders did not participate. In fiscal 1997 we recorded a provision of $61.9 million relating to patent litigation. See Note 12 to the Consolidated Financial Statements.

     Loss from continuing operations was $48.8, or $1.85 per share, in fiscal 1998 compared with $46.8 million, or $1.92 per share, in fiscal 1997. Loss from continuing operations in fiscal 1998 included an after-tax charge of $39.9 million, or $1.51 per share, from the adjustment to our stock options. Loss from continuing operations in fiscal 1997 included after-tax provisions relating to our patent litigation of $37.4 million, or $1.54 per share. After excluding these after tax items, loss from continuing operations was $8.9 million, or $0.34 per share, in fiscal 1998 and $9.4 million, or $0.39 per share, in fiscal 1997. The decreased loss was primarily from the increased gaming segment gross profit, after absorbing the increased selling and administrative expenses.

     Gaming. Gaming revenues increased $23.2 million, or 68.9%, to $56.8 million in fiscal 1998 from $33.6 million in fiscal 1997, primarily from the increase in the number of gaming machines sold during the year to 7,207 from 3,754 in fiscal 1997. Gaming revenues in fiscal 1998 included newly-released reel spinning and video gaming machines including slot machines and video lottery terminals. Fiscal 1997 revenues included primarily old model reel spinning slot machines and video lottery terminals.

     Pinball and cabinets. Pinball and cabinets revenues decreased $4.7 million, or 11.0%, to $38.3 million in fiscal 1998 from $43.0 million in fiscal 1997. The decrease was primarily due to the continuing industry-wide decline in demand for pinball games. The pinball and cabinets operating loss increased to $7.8 million in fiscal 1998 from $3.0 million in fiscal 1997. The increase resulted primarily from lower gross profit due to reduced unit sales prices and continued development expense for the next generation of pinball games.

     Contract manufacturing. In fiscal 1998, contract manufacturing revenues of $4.0 million and operating income of $347,000 included operations for the period April 6, 1998 to June 30, 1998.

IMPACT OF INFLATION

     During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.

YEAR 2000

     The term Year 2000 is used to refer to a worldwide computer-related problem where some software programs and embedded programs in electronic systems will not work properly when processing a date after 1999.

     We began addressing this problem in 1996. We believe that most of the systems utilized for our internal operations have been made Year 2000 ready, at an estimated cost of $1.3 million. The remaining Year 2000-related work is primarily to upgrade our network servers. This work is expected to be completed by September 30, 1999, at a cost estimated to be less than $200,000. We believe that there are no Year 2000 issues with respect to the functionality of our products sold in the past or to be sold in the future. We also believe that our assembly of products will not be affected by malfunctioning tools or equipment using embedded microprocessors, because the assembly process is not heavily reliant on these tools or equipment.

     We rely on suppliers of components for our gaming machines and pinball games. In the event that they experience a Year 2000-related failure, they may expose us to Year 2000 problems. We have contacted certain suppliers and customers to assess their potential Year 2000 problems. We cannot determine with certainty our customers' or suppliers' levels of Year 2000 readiness. Based on the significant level of responses, however, our suppliers and customers appear to be either Year 2000-ready or working toward becoming Year 2000-ready. We will continue to follow up with those customers and suppliers who have not responded or indicated that their Year 2000 work is in process. If needed, to avoid potential Year 2000 problems detected by our suppliers or customers, we will adjust the shipping dates for products accordingly. At worst, we would expect a short-term delay in shipments. If a delay should occur, we do not expect it to have a material effect on our operating results for any reportable period.

     We do not have a contingency plan for undetected Year 2000 problems. We intend to respond to those problems if and when they occur. We cannot determine the effect on our business, if any, of any undetected Year 2000 problems.

     This discussion of Year 2000 risks and readiness contains certain forward-looking statements concerning future conditions and our business outlook based on currently available information that involve risks and uncertainties. The actual state of our Year 2000 readiness and exposure could differ materially from that anticipated in the forward-looking statements as a result of certain risks and uncertainties, including, without limitation, the ability to obtain supplies and energy, to make deliveries, to communicate with business partners and the Year 2000 readiness of suppliers, customers and other business partners.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our Consolidated Financial Statements are included in this report immediately following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. Except as set forth below, the directors listed in the following table were elected to serve until the 2000 Annual Meeting of Stockholders and until their respective successors are duly elected and qualify. All are present directors of WMS. Neil D. Nicastro is the son of Louis J. Nicastro. Otherwise, there is no family relationship between any of our directors or executive officers.

                                                                           SHARES OF
                                                                          COMMON STOCK
                                         POSITION WITH                    DEEMED TO BE   PERCENTAGE OF
                                       WMS AND PRINCIPAL     EXECUTIVE    BENEFICIALLY    OUTSTANDING
                                       OCCUPATION AS OF      OFFICER OF     OWNED AT        COMMON
          DIRECTOR (AGE)                   09/01/99          WMS SINCE    09/01/99(1)      STOCK(2)
          --------------               -----------------     ----------   ------------   -------------
Louis J. Nicastro (71)               Chairman of the Board      1974       7,734,832(3)      25.0%
                                     of Directors,
                                     President and Chief
                                     Executive Officer of
                                     WMS
Norman J. Menell (67)                Vice Chairman of the       1980          75,902(4)         *
                                     Board of Directors of
                                     WMS
William C. Bartholomay (71)          Director of WMS and        1981          92,486(4)         *
                                     President of Near
                                     North National Group
William E. McKenna (80)              Director of WMS and        1981          76,280(4)         *
                                     General Partner, MCK
                                     Investment Company
Neil D. Nicastro (42)                Director of WMS,           1986       7,180,214(5)      23.6%
                                     President, Chief
                                     Executive Officer and
                                     Chief Operating
                                     Officer of Midway
Harvey Reich (70)                    Director of WMS and        1983          49,876(6)         *
                                     Attorney
Ira S. Sheinfeld (61)                Director of WMS and        1993         118,930(7)         *
                                     Attorney, Squadron,
                                     Ellenoff, Plesent &
                                     Sheinfeld LLP
David M. Satz, Jr. (73)              Director of WMS and        1998          51,000(8)         *
                                     Attorney, Saiber
                                     Schlesinger Satz &
                                     Goldstein

---------------

 * Less than 1% of the number of outstanding shares of common stock on August 31, 1999.

(1) Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are considered to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the shares within 60 days.

(2) Based on 30,419,200 shares outstanding on August 31, 1999. Shares issuable upon the exercise of options exercisable within 60 days have been deemed to be outstanding.

(3) The number of shares reported as beneficially owned includes 7,180,200 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Includes 500,000 shares that Mr. Nicastro may acquire upon the exercise of stock options. For a discussion concerning the shared voting power with respect to the 7,180,200 shares referred to above, see "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Voting Proxy Agreement."

(4) Includes 62,955 shares that this person may acquire upon the exercise of stock options.

(5) The number of shares reported as beneficially owned includes 7,180,200 shares owned by Sumner M. Redstone and National Amusements, Inc. for that the reporting person has shared voting power but no dispositive power. See "Item 12. Security Ownership of Certain Beneficial Owners and
    Management -- Voting Proxy Agreement."

(6) Includes 37,955 shares that Mr. Reich may acquire upon the exercise of stock options.

(7) Includes 100,728 shares that Mr. Sheinfeld may acquire upon the exercise of stock options.

(8) Includes 50,000 shares that Mr. Satz may acquire upon the exercise of stock options.

     LOUIS J. NICASTRO has been our President and Chief Executive Officer since April 6, 1998 and was also Chief Operating Officer from April 6, 1998 to May 14, 1998. He served as Chairman of the Board of WMS since our incorporation in 1974. From 1983 to January 1998, Mr. Nicastro was also the Chairman of the Board and Chief Executive Officer of WHG Resorts & Casinos. Mr. Nicastro also served as our Co-Chief Executive Officer (1994-1996), Chief Executive Officer (1974-1994), President (1985-1988 and 1990-1991) and Chief Operating Officer (1985-1986). Mr. Nicastro is a director of Midway, and he held various executive positions for Midway from 1988 until 1996. Mr. Nicastro is Neil D. Nicastro's father.

     NORMAN J. MENELL has been Vice Chairman of the Board since 1990 and a director since 1980. He has also served as our President (1988-1990), Chief Operating Officer (1986-1990) and Executive Vice President (1981-1988). Mr. Menell is also a director of Midway.

     WILLIAM C. BARTHOLOMAY is President of Near North National Group, insurance brokers in Chicago, Illinois and Chairman of the Board of the Atlanta Braves. He has served as Vice Chairman of Turner Broadcasting System, Inc., a division of Time Warner Inc., for more than five years. Mr. Bartholomay was elected a director of WMS in 1981. Mr. Bartholomay is also a director of Midway.

     WILLIAM E. MCKENNA has served as a General Partner of MCK Investment Company, Beverly Hills, California for more than five years. He also is a director of Midway, California Amplifier, Inc., Drexler Technology Corporation and Safeguard Health Enterprises, Inc. Mr. McKenna has served as a director of WMS since 1981.

     NEIL D. NICASTRO has been Midway's President and Chief Operating Officer for more than five years, Co-Chief Executive Officer since December 1994, Chairman of the Board and Chief Executive Officer since July 1996 and has held various other executive positions for Midway since 1988. Mr. Nicastro was also our President, Chief Executive Officer and Chief Operating Officer for more than five years before his resignation from those positions in April 1998. Mr. Nicastro became a director of WMS in 1986, and he remains a director and a consultant to us. Mr. Nicastro is Louis J. Nicastro's son.

     HARVEY REICH was a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for more than five years until his retirement in July 1998. Mr. Reich was elected a director of WMS in 1983. Mr. Reich is also a director of Midway.

     DAVID M. SATZ, JR. became a director of WMS in April 1998. Mr. Satz has been a member of the law firm Saiber Schlesinger Satz & Goldstein, Newark, New Jersey, for more than five years. Mr. Satz is also a director of the Atlantic City Racing Association.

     IRA S. SHEINFELD became a director of WMS in 1993. He has been a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York, for more than five years. Mr. Sheinfeld is also a director of Midway.

     (b) Identification of Executive Officers. The following officers will serve until the 2000 Annual Meeting of the Board of Directors and until their respective successors are duly elected and qualify.

     LOUIS J. NICASTRO. The principal employment of Louis J. Nicastro during the last five years is set forth in Item 10(a) above.

     KEVIN L. VERNER, 40, has served as our Vice President and Chief Operating Officer since May 14, 1998, and as Executive Vice President and General Manager of WMS Gaming since February 1997. Previously, Mr. Verner served as Vice President and Director of New Business Development of R.J. Reynolds Tobacco Company from 1993 until February 1997.

     HAROLD H. BACH, JR., 67, has held the positions of Treasurer since 1994 and Vice President-Finance, Chief Financial and Chief Accounting Officer since 1990. Additionally, Mr. Bach has served as Executive Vice President -- Finance, Chief Financial Officer and a director of Midway since August 1996. He served as Senior Vice President -- Finance and Chief Financial Officer of Midway from 1990 to August 1996, and he has served as Treasurer of Midway since December 1994. Prior to joining WMS, Mr. Bach was a partner in the accounting firms of Ernst & Young (1989-1990) and Arthur Young & Company (1967-1989).

     ORRIN J. EDIDIN, 38, has served as our Vice President, Secretary and General Counsel since May 1997. Mr. Edidin served as Associate General Counsel of Fruit of the Loom, Inc. from 1992 until May 1997. Mr. Edidin has also served as Vice President, Secretary and General Counsel of Midway since June 1997.

     TERENCE M. DUNLEAVY, 42, joined us in May 1997 and was appointed Vice President, Assistant General Counsel and Chief Compliance Officer in June 1999. Mr. Dunleavy was Assistant General Counsel/Director of Compliance of Mikohn Gaming Nevada, Inc. a gaming systems manufacturer, from April 1996 to November 1996, Senior Regulatory Attorney with Madison Gas & Electric Company, from December 1994 to January 1996 and Commissioner of the Wisconsin Gaming Commission from September 1992 to December 1994.

     (c) Anticipated Executive Officer Changes. We anticipate that, shortly after the filing of this Report, Harold H. Bach, Jr. and Orrin J. Edidin will begin to devote substantially all of their business time to Midway. We anticipate that Messrs. Bach and Edidin will remain as consultants to WMS. We hired Jeffrey M. Schroeder on June 7, 1999, and we expect that he will assume the office of Chief Financial Officer in the near future. Mr. Schroeder, 42, is a certified public accountant and was, until July 1998, the chief financial officer of Farley Industries, Inc., a management services company. He joined that company in 1985. We are in the process of searching for a new general counsel.

     (d) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than

10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These reporting persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports, or written representations from some of the reporting persons that no Form 5 was required, we believe that during fiscal 1999 all filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with, except that Sumner Redstone was late in filing one transaction on Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

     The Summary Compensation Table below sets forth the compensation paid for service in all capacities during the fiscal years ended June 30, 1999, 1998 and 1997 to each of our current executive officers who served during these periods, and whose compensation exceeds $100,000. Where an officer served as an employee of both WMS and Midway, the table sets forth the aggregate compensation paid by WMS and Midway. After Midway's initial public offering in 1996 and until the Midway spin-off, the compensation that we paid to our executive officers who also serve Midway was allocated to Midway based upon management's estimates of the percentage of time devoted to Midway. After the Midway spin-off, compensation that we or Midway pay to these executive officers is reimbursed by the other party in amounts equal to the allocated cost under the Temporary Support Services Agreement dated as of April 6, 1998 between Midway and us. Our management believes that these executive officers devoted, from time to time, 40% to 70% of their time to Midway during fiscal 1999 and 1998. See "Item 13. Certain Relationships and Related Transactions" for a description of the Temporary Support Services Agreement.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG TERM COMPENSATION AWARDS
                                    ANNUAL COMPENSATION                -------------------------------
                       ---------------------------------------------    SECURITIES
NAME AND PRINCIPAL                                    OTHER ANNUAL      UNDERLYING        ALL OTHER
POSITION               YEAR   SALARY($)   BONUS($)   COMPENSATION($)   OPTIONS(#)(1)   COMPENSATION($)
------------------     ----   ---------   --------   ---------------   -------------   ---------------
Louis J. Nicastro      1999    450,000    500,000                 --              --             --
  Chairman of the      1998    107,308         --                 --         500,000      4,956,640(2)
    Board,
  President and Chief  1997         --         --                 --         629,554(3)    9,261,503(4)
  Executive
  Officer(5)
Kevin L. Verner        1999    250,000    200,000                 --          50,000         72,000(6)(7)
  Vice President and   1998    250,000    100,000                 --              --         50,100(6)(7)
  Chief Operating
  Officer(8)
Harold H. Bach, Jr.    1999    315,000         --                 --              --             --(6)
  Vice President --    1998    300,000    220,000                 --              --             --(6)
    Finance,
  Treasurer, Chief     1997    300,000    175,000                 --          94,433(3)           --
  Financial Officer
  and Chief
  Accounting Officer
Orrin J. Edidin        1999    200,000     75,000                 --              --             --(6)
  Vice President,      1998    180,000     75,000                 --          25,000             --(6)
  Secretary and
  General Counsel(9)
Terence M. Dunleavy    1999    113,000     36,000                 --           5,000             --
  Vice President,
  Assistant General
  Counsel and Chief
  Compliance
  Officer(10)

---------------

 (1) Does not include Midway stock options, all of which were granted at an exercise price equal to market value on the date of grant. In fiscal 1999, Mr. Bach received options to purchase 43,842 shares of Midway common stock, and Mr. Edidin received options to purchase 41,304 shares of Midway common stock. In fiscal 1998, Mr. Nicastro received options to purchase 10,000 shares of Midway common stock, Mr. Bach received options to purchase 50,000 shares of Midway common stock, and Mr. Edidin received options to purchase 35,000 shares of Midway common stock. In fiscal 1997, Mr. Nicastro received an option to purchase 25,000 shares of Midway common stock, and Mr. Bach received options to purchase 100,000 shares of Midway common stock.

 (2) Represents a payment made to Mr. Nicastro to compensate him in lieu of adjusting his WMS stock options in connection with the Midway spinoff. See "Adjustment to Options Resulting from the Midway Spinoff."

 (3) Reflects the amount of stock options previously granted by WMS as adjusted as a result of the distribution of the common stock of our former subsidiary, WHG.

 (4) Represents a termination payment received in connection with Mr. Nicastro's leaving WMS to devote his full time to WHG. See "Item 1. Business -- The Midway Spinoff".

 (5) Mr. Nicastro rejoined WMS on April 6, 1998. He has been Chairman of the Board of Directors since 1974 and had served as Co-Chief Executive Officer until June 26, 1996. See "Item 1. Business -- The Midway Spinoff".

 (6) Excludes the value of adjustments to WMS stock options of these holders due to the Midway Spinoff. These amounts are as follows: Kevin L. Verner received $175,615 in cash and common stock valued at $85,904 in fiscal 1998 and $531,959 in cash in fiscal 1999. Mr. Verner will receive additional cash adjustment payments, up to a total of $1,755,133 (plus interest) if he is still serving WMS through the end of the vesting period, on the dates that his options would have vested. Harold H. Bach, Jr. received $1,093,193 in cash and common stock valued at $534,722. Orrin J. Edidin received $49,442 in cash in fiscal 1998 and $105,748 in cash in fiscal 1999. He will receive additional cash adjustment payments, up to a total of $343,260 (plus interest) if he is still serving WMS or Midway through the end of the vesting period, on the dates that his options would have vested. Our common stock was valued at the average of the high and low sale prices on the New York Stock Exchange on April 3, 1998, the last day of trading prior to the spinoff.

 (7) Includes $72,000 and $50,100 paid in fiscal 1999 and 1998, respectively, to Mr. Verner in consideration of his forfeiture of performance units granted by his previous employer.

 (8) Mr. Verner was elected Vice President and Chief Operating Officer of WMS in May 1998.

 (9) Mr. Edidin joined WMS as Vice President, Secretary and General Counsel in May 1997.

(10) Mr. Dunleavy was elected Vice President, Assistant General Counsel and Chief Compliance Officer of WMS as of June 1, 1999.

     The following table sets forth certain information with respect to options to purchase common stock granted in fiscal 1999 under our stock option plans to persons named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                POTENTIAL REALIZABLE
                                  INDIVIDUAL GRANTS                                               VALUE AT ASSUMED
                       ---------------------------------------                                  ANNUAL RATES OF STOCK
                                              PERCENT OF TOTAL                                 PRICE APPRECIATION FOR
                       NUMBER OF SECURITIES   OPTIONS GRANTED                                      OPTION TERM(1)
                        UNDERLYING OPTIONS      TO EMPLOYEES     EXERCISE PRICE   EXPIRATION   -----------------------
NAME                        GRANTED(#)         FISCAL YEAR(%)      ($/SHARE)         DATE        5%($)       10%($)
----                   --------------------   ----------------   --------------   ----------   ---------   -----------
Louis J. Nicastro....             --                  --                  --            --           --            --
Kevin L. Verner(2)...         50,000                11.0            $10.0625       4/29/09     $881,500    $1,701,500
Harold H. Bach,
  Jr. ...............             --                  --                  --            --           --            --
Orrin J. Edidin......             --                  --                  --            --           --            --
Terence M.
  Dunleavy(2)........          5,000                 1.1            $10.0625       4/29/09     $ 88,150    $  170,150

---------------

(1) The assumed appreciation rates are set under the rules and regulations promulgated under the Securities Exchange Act of 1934 and are not derived from the historical or projected prices of our common stock.

(2) This option becomes exercisable for up to 10%, 30%, 60% and 100% of the option grant upon the first, second, third and fourth anniversaries, respectively, of the date of the grant.

     The following table sets forth certain information with respect to the exercise of options to purchase our common stock and the number and value of outstanding options owned by persons named in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL-YEAR-END OPTION VALUES

                                                                      NUMBER OF
                                                                      SECURITIES             VALUE OF
                                                                      UNDERLYING           UNEXERCISED
                                                                     UNEXERCISED           IN-THE-MONEY
                                                                       OPTIONS               OPTIONS
                                         SHARES                     AT 6/30/99(#)        AT 6/30/99($)(1)
                                       ACQUIRED ON      VALUE        EXERCISABLE/          EXERCISABLE/
                NAME                   EXERCISE(#)   REALIZED($)    UNEXERCISABLE         UNEXERCISABLE
                ----                   -----------   -----------   ----------------   ----------------------
Louis J. Nicastro....................      --            --        500,000/      --    $5,781,250/         --
Kevin L. Verner......................      --            --         37,773/ 138,138    $  525,271/ $1,572,522
Harold H. Bach, Jr. .................      --            --         94,433/      --    $1,273,051/         --
Orrin J. Edidin......................      --            --         10,000/  40,000    $  133,864/ $  521,724
Terence M. Dunleavy..................      --            --          2,000/  23,000    $   25,125/ $  260,813

---------------

(1) Based on the closing price of our common stock on the New York Stock Exchange on June 30, 1999, which was $17.

ADJUSTMENT TO OPTIONS RESULTING FROM THE MIDWAY SPINOFF

     Each of our four stock option plans in effect prior to the Midway spinoff provided that in the event of a dividend or other distribution, such as a spinoff, outstanding options were to be adjusted to prevent dilution of the benefits or potential benefits intended to be made available by the options in a manner that the Board of Directors deemed equitable.

     In consultation with our financial advisors, the Board approved and proposed to option holders a plan in which option holders retained their options to acquire shares of our common stock after the Midway spinoff at an exercise price adjusted to reflect the difference in the value of our common stock immediately before and after the spinoff, and option holders received compensation for the lost value resulting from the distribution of the shares of common stock of Midway to our stockholders in which option holders would not participate. In order to preserve our cash resources, the Board also provided that the compensation be paid through a combination of cash and shares of our common stock. The adjustment plan was accepted by holders of all outstanding options under our four stock option plans then in effect, including each of the persons listed in the Summary Compensation Table.

     Payment by us for the lost opportunity value of the stock options was initially approved by the Board to be paid in cash up to maximum of $30.0 million and in shares of our common stock up to a maximum of 2,000,000 shares. Shortly before the spinoff, the Board became concerned that, after payment of taxes, optionees would have little cash remaining and might be inclined, for investment concentration or other reasons, to sell shares of Midway common stock received in the spinoff, which sales might have a depressive effect on the market price of that stock. The Board believed that this concern would be alleviated if $5.0 million of additional cash were available to pay to optionees so that optionees would receive at least 70% of their adjustment payments in cash.

     In order to raise the additional $5.0 million in cash as well as additional cash of approximately $8.5 million used to pay expenses of the spinoff and for additional working capital, we requested that Louis J. Nicastro, Chairman of the Board of WMS, forego his entitlement under the adjustment plan to receive payments valued at $10,406,059 and an adjustment of the exercise price of his stock options to $3.519 per share. Instead, at the request of the Board, shortly before the spinoff, Mr. Nicastro exercised his options to purchase 629,554 shares of our common stock, sold these shares in the public market and received from us a payment of $4,956,640 representing the difference between $10,406,059 and the net amount he received from the exercise and sale. When Mr. Nicastro exercised his options, we received an aggregate exercise price of $13,437,200. We used $5.0 million of the proceeds from the aforementioned exercise, together with $30.0 million, to pay the 1998 cash portion of the adjustment to the other option holders. The consideration paid under the adjustment plan to the persons named in the Summary Compensation Table is as set forth in footnote 6 to that table.

COMPENSATION OF DIRECTORS

     We pay a fee of $30,000 per year to each director who is not also an employee of WMS or our subsidiaries. Each director who serves as the chairman of any committee of our Board of Directors receives a further fee of $5,000 per year for his services in that capacity, and each member of our Audit and Ethics Committee receives an additional fee of $5,000 per year.

     Our 1991, 1993 and 1998 stock option plans (each, a "Plan") provide for the issuance of shares of our common stock under non-qualified stock options which may be granted to non-employee directors of WMS, generally at not less than 100% of the fair market value of the shares on the date of grant. Under the 1991 Plan, Mr. Sheinfeld holds options to purchase 37,773 shares of our common stock. Under the 1993 Plan, the following non-employee directors each hold options to purchase 62,955 shares of common stock: Messrs. Bartholomay, McKenna, Menell and Sheinfeld, and Mr. Reich holds options to purchase 37,955 shares. Under the 1998 Plan, Mr. Satz holds options to purchase 50,000 shares of common stock.

     Directors also are also entitled to participate, at our expense, in a medical reimbursement plan which is supplementary to their primary medical insurance.

STOCK OPTION PLANS

     We currently have the following five stock option plans in effect: the 1982 Employee Stock Option Plan; the 1991 Stock Option Plan; the 1993 Stock Option Plan; the 1994 Stock Option Plan; and the 1998 Non-Qualified Stock Option Plan (collectively, the "Plans"). The Plans provide for the issuance of shares of common stock under options which may be granted thereunder. Options granted under the Plans may be in the form of options meeting the requirements of
Section 422 of the Internal Revenue Code ("incentive stock option", except in the case of the 1998 Plan), or options not meeting the requirements of that section ("non-qualified stock options").

     The purpose of each of the Plans is to encourage our employees and our subsidiaries and, under certain of the Plans, non-employee directors, consultants and advisers of WMS to acquire a proprietary interest in WMS and to enable these individuals to realize benefits from an increase in the value of our common stock. We believe that this benefit provides these individuals with greater incentive and encourages their continued provision of services to us and, generally, promotes our interests and those of our stockholders.

     Under the 1982 Plan, there are 167,961 options outstanding, and no further options are available for grant. Under the 1991 Plan, there are 285,186 options outstanding and 88,445 options available for grant through September 6, 2001. Under the 1993 Plan, there are 443,469 outstanding options, and no further options are available for grant. Under the 1994 Plan, there are 678,382 options outstanding and 269,676 options available for grant through June 20, 2004. Under the 1998 Plan, there are 685,900 options outstanding and 312,000 options available for grant through May 13, 2008. The average exercise price of the outstanding exercisable options at August 26, 1999, was approximately $5.16. Of the 2,260,898 options outstanding, 1,222,892 were held by officers and directors of WMS (including 500,000 held by Louis J. Nicastro).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of our Compensation Committee or Stock Option Committee is an employee or officer of WMS, and no officer, director or other person had any relationship required to be disclosed here.

EMPLOYMENT CONTRACTS

     We employ Louis J. Nicastro under the terms of an Employment Agreement dated September 2, 1999. The agreement provides for salaried compensation at the rate of $450,000 per year, or a greater amount if determined by the Board of Directors. Under the agreement, Mr. Nicastro is entitled to a bonus in an amount equal to two percent of our pre-tax income. Mr. Nicastro may participate in all benefit plans and perquisites generally available to senior executives and is entitled to reimbursement of all medical and dental expenses incurred by him or his wife during their lives to the extent that these expenses are not otherwise reimbursed by insurance that we provide. Additionally, Mr. Nicastro is entitled to receive any special bonuses that may be determined by the Board of Directors. The agreement also provides that the stock options granted to Mr. Nicastro in 1998, when he rejoined WMS, will be exercisable for their full 10-year term, even if he dies or retires, as long as he complies with his non-competition obligations. The agreement expires on June 30, 2003, subject to automatic extensions so that the term of Mr. Nicastro's employment shall at no time be less than two years.

     In addition, Mr. Nicastro or his estate is entitled to receive certain death, retirement and disability benefits. The death and retirement benefits are payable in installments and are equal to one-half of Mr. Nicastro's salary at the time of death or retirement, provided that payments would not be less than $225,000 per annum. The payment period of the death or retirement benefits is the lesser of 7 years or the number of years Mr. Nicastro is employed by WMS, beginning April 6, 1998, times 2 1/3. If Mr. Nicastro is disabled for more than six consecutive months, and Mr. Nicastro is not able to resume his duties within 30 days of notice of disability, Mr. Nicastro's employment terminates, and he is entitled to receive retirement or death benefits under the agreement.

     Either party may terminate the agreement effective upon expiration of the original term or an extended term upon written notice from the terminating party to the other party dated and received at least two years prior to the respective termination date. The employment agreement may be terminated at the election of Mr. Nicastro upon the occurrence without his prior written consent of any one or more of the following events:

     - the placement of Mr. Nicastro in a position of lesser status, the assignment to Mr. Nicastro of duties inconsistent with his current positions with us or duties which, if performed, would result in a significant change in the nature or scope of powers, authority, functions or duties inherent in his positions, the assignment to Mr. Nicastro of performance requirements or working conditions which are at variance with those presently in effect, or the treatment of

       Mr. Nicastro in a manner which is in derogation of his status as President and Chief Executive Officer;

     - the cessation of service of Mr. Nicastro as a member of the Board of Directors of WMS;

     - the discontinuance or reduction (from the highest level in effect during the term of the employment agreement) of base salary payable to Mr. Nicastro; and

     - the discontinuance or reduction (from the level in effect on the date of the employment agreement) of the perquisites inherent in Mr. Nicastro's position on the date of the employment agreement.

If any of these events occurs, if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board or if we are considered to have wrongfully terminated Mr. Nicastro's employment agreement, then we would be obligated (a) to pay Mr. Nicastro a lump sum payment equal in amount to Mr. Nicastro's base salary, at the highest annual rate in effect during the one-year period immediately preceding termination, through the end of the term of the agreement; (b) the greater of $500,000 or the aggregate bonus which would have been payable during the remaining term of the agreement at the highest level achieved in either of the last two fiscal years prior to termination and (c) the maximum aggregate retirement benefits which would have been payable in the event of retirement on the date of termination; provided that the aggregate payment would not be less than three times base salary. In addition, we would be obligated to purchase at the election of Mr. Nicastro all stock options held by him with respect to our common stock and options to purchase the securities of any other company at least 20% of the voting securities of which we own at a price equal to the spread between the option price and the fair market price of our common stock as defined in the employment agreement.

     If payments made to Mr. Nicastro under the employment agreement after a change of control are considered "excess parachute payments" under Section 280G of the Internal Revenue Code of 1986, additional compensation is required to be paid to Mr. Nicastro to the extent necessary to eliminate the economic effect on him of the resulting excise tax. Under Section 280G, in addition to income taxes, the recipient is subject to a 20% nondeductible excise tax on excess parachute payments. An excess parachute payment is a payment in the nature of compensation which is contingent on a change of ownership or effective control and which exceeds the portion of the base amount (i.e., the average compensation for the five-year period prior to the change of control) allocable to the payment. These rules apply only if the present value of all payments of compensation (including non-taxable fringe benefits) at the time of a change of control is at least equal to three times the base amount. Excess parachute payments are not deductible by us.

     Kevin L. Verner is employed by us under the terms of an Employment Agreement dated as of June 1, 1999. The employment agreement provides for salaried compensation at the rate of $250,000 per year, or a greater amount as may be determined by the Board of Directors. The employment agreement of Mr. Verner provides for, among other things, full participation in all benefit plans and perquisites generally available to executive employees. The agreement expires on May 31, 2001, subject to automatic extensions so that the term of Mr. Verner's employment shall at no time be less than two years. Either party may terminate the agreement effective upon expiration of the original term or an extended term upon written notice from the terminating party to the other party dated and received at least two years prior to the respective termination date. WMS may also terminate the agreement upon 30 days written notice for cause. The employment agreement may also be terminated at the election of Mr. Verner if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If this happens, and Mr. Verner gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Verner's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary. If any portion of the amount paid to Mr. Verner is subject to the excise tax imposed by Section 4999 or the Internal Revenue Code of 1986, then additional compensation is required to be paid to him to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

     Terence M. Dunleavy is employed by us under the terms of an Employment Agreement dated as of June 1, 1999. The employment agreement provides for salaried compensation at the rate of $120,000 per year, or a greater amount as may be determined by us. Mr. Dunleavy may participate in all benefit plans generally available to employees. Additionally, Mr. Dunleavy may receive discretionary bonuses of up to 30% of his base salary. The agreement expires May 31, 2000, subject to automatic extensions so that the term of Mr. Dunleavy's employment shall at no time be less than one year, unless the agreement is terminated voluntarily by Mr. Dunleavy or for cause by WMS. The employment agreement may also be terminated at the election of Mr. Dunleavy if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board and if we then breach our obligations to Mr. Dunleavy under the agreement. If both of these conditions are satisfied, and Mr. Dunleavy gives us notice of termination within 60 days of the breach, then in lieu of any other rights under the agreement, all of Mr. Dunleavy's unvested stock options will immediately vest, and we will be required to pay to Mr. Dunleavy the lesser of the following: (a) one year's base salary; or (b) the maximum amount which could be paid to him without any portion of that amount being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

     On March 5, 1998 in connection with the Midway spinoff, and at the request of our Board of Directors, Neil D. Nicastro entered into an agreement with us (the "Termination Agreement") under which Mr. Nicastro's employment with us terminated effective at the time of the spinoff. Under the Termination Agreement, at the time of the spinoff, Mr. Nicastro resigned as our President, Chief Executive Officer and Chief Operating Officer to devote his full time to Midway. As full consideration for payments that would otherwise have been made to Mr. Nicastro under his earlier employment agreement with us, Mr. Nicastro was paid a lump sum of $2,500,000, and he was granted a 10-year option to purchase 250,000 shares of our common stock at an exercise price of $5.4375.

     In connection with the Midway spinoff, we also entered into a consulting agreement (the "Consulting Agreement") with Mr. Nicastro under which Mr. Nicastro agreed to make himself reasonably available at our request, to render services to us that the Board of Directors or the Chairman of the Board and Chief Executive Officer of WMS may reasonably request. The term of the Consulting Agreement is for five years from the date of the spinoff, and is automatically renewable for successive one year terms unless either party shall give notice of termination not less than six months prior to the end of the term then in effect. We pay Mr. Nicastro $1,000 per month for his services under the Consulting Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING PROXY AGREEMENT

     In order for us to manufacture and sell gaming machines in Nevada, our officers are required to be, and have been, registered, licensed or found suitable by the Nevada Gaming Authorities. In addition, under applicable Nevada law and administrative procedure, as a greater than 10% stockholder of WMS, Sumner M. Redstone was required to apply, and has an application pending with the Nevada Gaming Authorities, for a finding of suitability as a stockholder of WMS. Mr. Redstone and National Amusements, Inc. ("NAI"), a company that he controls, collectively own 7,180,200 shares of our common stock. Pending completion of the processing of this application, Mr. Redstone and NAI, on September 21, 1995, voluntarily granted a voting proxy under a voting agreement to Louis J. Nicastro and, if he is unable to perform his duties under the voting agreement, Neil D. Nicastro, individually, to vote all of Mr. Redstone's and NAI's shares of our common stock. The voting agreement is intended to assure that the passive investment position of Mr. Redstone and NAI relative to WMS will not change without prior notification to the Nevada Gaming Authorities.

     Under the voting agreement, Mr. Nicastro votes each share of our common stock owned by Mr. Redstone and NAI at his discretion at meetings of our stockholders or acts as proxy in connection with any written consent of our stockholders. The term of the voting agreement ends August 24, 2004 unless Mr. Redstone terminates it upon 30 days' written notice. It may also be terminated upon a finding by the Nevada Gaming Authorities that Mr. Redstone and NAI are suitable as stockholders of WMS or are no longer subject to the applicable provisions of Nevada gaming laws.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of August 31, 1999 (except as otherwise footnoted) with respect to persons known to be the beneficial owner of more than five percent of our common stock, each of our executive officers who is not also a director of WMS, and all of our directors and executive officers as a group. Security ownership of our directors, individually, is set forth under the heading "Identification of Directors" in
Item 10(a) above.

                                                           NUMBER OF
                                                           SHARES OF          PERCENTAGE OF
                                                         COMMON STOCK          OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIALLY OWNED(1)   COMMON STOCK(2)
------------------------------------                 ---------------------   ---------------
Sumner M. Redstone and National Amusements,
  Inc. ............................................        7,180,200(3)           23.6%
  200 Elm Street
  Dedham, MA 02026
FMR Corp...........................................        3,499,880(4)           11.5%
  82 Devonshire St.
  Boston, MA 02109
Louis J. Nicastro(5)...............................        7,734,832(6)           25.0%
Harold H. Bach, Jr.(5).............................          112,530(7)              *
Kevin L. Verner(5).................................           45,359(8)              *
Orrin J. Edidin(5).................................           10,000(9)              *
Terence M. Dunleavy(5).............................            3,000(10)             *
Directors and executive officers as a group (12
  persons).........................................        8,370,209(11)          26.6%

---------------

  * Less than 1% of the number of outstanding shares of common stock on August 31, 1999.

 (1) Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the shares within 60 days.

 (2) For purposes of calculating the percentage of outstanding common stock, shares issuable upon the exercise of options within 60 days have been deemed to be outstanding.

 (3) The number of shares reported is based upon Amendment No. 20, dated January 7, 1997, to the Schedule 13D filed by Sumner M. Redstone with the SEC and a Form 4, dated June 30, 1999, filed by Redstone with the SEC. On those filings, Redstone and National Amusements, Inc. reported beneficial ownership of and sole investment power with respect to 3,671,300 and 3,483,900 shares, respectively, and shared voting power with respect to those shares under a Proxy Agreement entered into with WMS and Messrs. Louis J. and Neil D. Nicastro. See "Voting Proxy Agreement." As a result of his stock ownership in National Amusements, Redstone is considered the beneficial owner of the shares owned by National Amusements.

 (4) The number of shares reported is based upon Schedule 13G filed with the SEC by FMR Corp., the sole stockholder of Fidelity Management & Research Company, dated August 10, 1999. FMR reported that it is the beneficial owner of the shares as a result of Fidelity Management's acting as investment adviser to various investment companies and that Fidelity Advisor Value Strategies Fund, one of those investment companies, was a beneficial owner of 1,895,100 of these shares. FMR reported that it has sole power to dispose of or direct the disposition of the shares. FMR also reported that it may be deemed to be controlled by members of the Edward C. Johnson 3d family.

 (5) This person's address is c/o WMS Industries Inc., 3401 North California Avenue, Chicago, IL 60618.

 (6) The number of shares reported as beneficially owned includes 7,180,200 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Includes 500,000 shares that Mr. Nicastro may acquire upon the exercise of stock options. For a discussion concerning the shared voting power with respect to the 7,180,200 shares referred to above, see "Voting Proxy Agreement."

 (7) Includes 94,433 shares that Mr. Bach may acquire upon the exercise of stock options.

 (8) Includes 37,773 shares that Mr. Verner may acquire upon the exercise of stock options.

 (9) Includes 10,000 shares that Mr. Edidin may acquire upon the exercise of stock options.

(10) Includes 2,000 shares that Mr. Dunleavy may acquire upon the exercise of stock options.

(11) Includes 1,021,754 shares that directors and executive officers may acquire upon the exercise of stock options. Additionally, includes 7,180,200 shares of common stock owned by Sumner M. Redstone and National Amusements, Inc. with respect to which Louis J. Nicastro and Neil D. Nicastro both have shared voting power but no dispositive power. See "Voting Proxy Agreement."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH MIDWAY

     Midway was formerly a wholly-owned subsidiary of ours. Since we distributed all of our Midway stock to our stockholders in April 1998, we do not own any Midway common stock. A majority of Midway's directors are also directors and/or officers of ours. Additionally, three of the executive officers of Midway are officers and/or directors of ours. See "Item 10 -- Directors and Executive Officers of the Registrant."

     We have the following agreements with Midway, all of which became effective on April 6, 1998:

     Manufacturing Agreement. We manufacture coin-operated video games and kits for Midway under this agreement. The agreement has a term of three years and will automatically renew for successive terms of six months unless terminated
(a) by either party for any reason upon six months' notice or (b) if there is a material default under the agreement or under the confidentiality provisions of the Confidentiality and Non-Competition Agreement discussed below, immediately at the election of the non-defaulting party. The agreement requires us to allocate 65% of our combined production and storeroom square footage at our Waukegan plant to perform our obligations under the agreement. Midway designs its coin-operated video games, including programming, graphic design, electrical engineering, sound engineering and model shop engineering. We provide some production engineering activities, such as the design process for the assembly of each game, creating work station profiles and quality control of incoming parts and the assembly process. Midway supplies most of the materials used in the manufacture of coin-operated video games, but we supply about 5% of the materials, which are common with materials used in the production of our pinball games, and charge Midway our cost plus 9.0% for these materials. All labor costs, including fringe benefits, directly associated with the manufacturing of coin-operated video games are charged to Midway at our cost, plus 9.0%. The Waukegan plant's operating costs are either identified as Midway costs and charged to Midway, or allocated as agreed between the parties plus 9%. The identified or allocated costs include manufacturing costs, materials management costs, quality assurance costs and administration costs.

     Cabinet Supply Agreement. We supply cabinets for coin-operated video games to Midway. The agreement has a term of three years and will automatically renew for successive terms of six months each unless terminated (a) by either party for any reason upon six months' notice or (b) in the event of a material default, immediately at the election of the non-defaulting party. To initiate the purchase of video game cabinets, Midway issues a pricing inquiry to us specifying the number of cabinets to be ordered and the cabinet specifications. We then provide a formal quote on the pricing inquiry, and, upon agreement on a final price, a purchase order is issued. We build the cabinets in our Cicero, Illinois plant and ship them to our Waukegan, Illinois plant for use in the manufacture of coin-operated video games. Midway may purchase cabinets from manufacturers other than us if we do not meet competitive bona-fide quotes.

     Spare Parts Sales and Service Agreement. We sell spare parts for Midway's coin-operated video games. The agreement has the same term and is terminable in the same manner as the Cabinet Supply Agreement. We must purchase and maintain an adequate inventory of spare parts needed by end-users of Midway's coin-operated video games. Midway sells and arranges for the sale of some specialized parts to us. We purchase all other parts through our usual vendor sources or through Midway at negotiated prices. Midway is required to refer its customers to us for spare parts purchases during the term of the agreement. The agreement does not include warranty services, which Midway provides directly to its customers.

     Sales Agreement. This agreement was amended as of June 15, 1999. It has the same term and is terminable in the same manner as the Cabinet Supply Agreement. Midway markets, sells and field tests our new pinball products, coordinating and negotiating print advertising and video presentations with advertising and media firms, and negotiating distribution and sales agency agreements with distributors. For these services, we pay Midway $500,000 per annum (or a higher amount if agreed to between the parties -- through December 31, 1999, we have agreed to pay Midway at the rate of approximately $135,000 per month) plus a commission of 1.5% on the first

$25.0 million of annual net sales by Midway of our products and 1.0% on annual net sales of our products in excess of $25.0 million. An annual budget for marketing and testing is developed and agreed upon in advance between the parties annually and modified quarterly by mutual agreement. Additional services that were not included in the budget are provided at Midway's cost plus 8.0% for payroll, overhead and expense.

     Information Systems Service Agreement. This agreement has a term of three years with successive renewal periods of 18 months and is terminable by either party (a) upon 18 months' notice or (b) upon a material default, immediately by the non-defaulting party. We provide Midway with access to our computer systems for many of their computing needs, including order entry, financial and manufacturing modules, marketing and sales and engineering (including engineering documentation and blueprint systems) as well as support for the computer system. We also coordinate the provision and maintenance of cabling, wiring, switching components, routers and gateway and the purchasing, maintaining and upgrading of network services for Midway. These services include purchasing of desktop computers and related hardware as well as providing some telecommunications services to Midway. Midway may also request that we provide services to it to develop their communications networking, operating and computer system and other related services. Midway pays us an amount equal to our cost for all services provided plus 6.6%.

     Confidentiality and Non-Competition Agreement. Under this agreement, Midway or we may designate business information as confidential, and the other party must use its best efforts to keep this information confidential. The agreement also includes five year non-competition and one year post-employment non-solicitation clauses.

     Right of First Refusal Agreement. We granted Midway a right of first refusal with respect to any offer to us to purchase the Waukegan plant, as long as the offer is not made in connection with the sale of our stock or assets and business as a going concern, if we intend to accept the offer. The term of the agreement expires April 5, 2008.

     Third Parties Agreement. This agreement governs the treatment of the numerous arrangements with third parties with respect to game development, licensing and other matters. Under the agreement, Midway and we allocate the rights and obligations under third party arrangements so that the party receiving the benefits will bear the burdens of those agreements. The agreement will remain in effect as long as any prior third party arrangements remain outstanding.

     Temporary Support Services Agreement. We supply all or a portion of Midway's administrative, legal and accounting, information services, and janitorial and other agreed upon services, including the use of space by Midway in any of our facilities, as requested at any time by Midway. In exchange for these services, Midway pays us an amount equal to our direct or allocated cost (including wages, salaries, fringe benefits and materials), as indicated on our monthly invoices. The agreement will continue for successive renewal periods of three months each; provided, however, that each party may, upon 60 days' notice, terminate any one or more of the services provided, except the use of space by Midway in any WMS facility.

     Tax Separation Agreement. Midway has been a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes (the "WMS Group") since 1988. Therefore, Midway is jointly and severally liable for any federal tax liability of the WMS Group. The agreement sets forth the parties' respective liabilities for federal, state and local taxes as well as their agreements as a result of Midway and its subsidiaries ceasing to be members of the WMS Group. The agreement governs, among other things, (i) the filing of tax returns with federal, state and local authorities,
(ii) the carryover of any tax benefits of Midway, (iii) the treatment of the deduction attributable to the exercise of stock options to purchase our common stock which are held by employees or former employees of Midway and any other similar compensation related tax deductions, (iv) the treatment of certain net operating loss carrybacks, (v) the treatment of audit adjustments, (vi) procedures with respect to any proposed audit adjustment or other claim made by any taxing authority with respect to a tax liability of Midway or any of its subsidiaries. Some other tax matters are addressed in the Tax Sharing Agreement described below.

     Tax Indemnification Agreement. This agreement provides for indemnification if the Midway spinoff fails to qualify under Section 355 of the Internal Revenue Code of 1986 (the "Code"). Each of the parties agreed, among other things, that for a period of two years after the spinoff, each would continue active conduct of its historic trade or business as conducted by it during the five-year period prior to the spinoff. Additionally, each party agreed not to: (i) merge or consolidate with another entity; (ii) liquidate or partially liquidate; (iii) sell or transfer all or substantially all its assets in a single transaction or a series of transactions; (iv) redeem or otherwise repurchase any of its capital stock in a manner contrary to certain Internal Revenue Service ("IRS") revenue procedures; (v) enter into any transaction or make any change in its equity structure which may cause the spinoff to be treated as a plan under which one or more persons acquire directly or indirectly its common stock representing a "50 percent or greater interest" within the meaning of Section 355(d)(4) of the Code; or (vi) in the case of Midway, except in connection with stock issued under an employee benefit or compensation plan, and except as described in the private letter ruling issued in connection with the spinoff, issue additional shares of its capital stock, unless that party first obtains the consent of the other party and, if applicable, the person or persons acquiring a "50 percent or greater interest" in the party have agreed to become jointly or severally liable for payments required to be made by that party under the Tax Indemnification Agreement.

     Midway will indemnify WMS with respect to any action referred to above which it takes that causes the spinoff to fail to qualify under Section 355 of the Code, against any federal, state and local taxes, interest, penalties and additions to tax imposed upon or incurred by the WMS Group or any member. WMS will indemnify Midway and its subsidiaries against federal, state and local taxes, interest, penalties and additions to tax resulting from the spinoff, other than any of these liabilities for which Midway is required to indemnify WMS. The agreement also governs the procedures for indemnification, calculation of the amount of indemnified liability for income taxes and reduction of indemnity by income tax benefits from indemnified liabilities.

     We also have the following agreements with Midway:

     Tax Sharing Agreement. This agreement is dated July 1, 1996 and remains in effect, except to the extent described in the Tax Separation Agreement referred to above. Under this agreement, WMS and Midway have agreed upon a method for:
(i) determining the amount which Midway must pay to WMS in respect of federal income taxes; (ii) compensating any member of the WMS Group for use of its net operating losses, tax credits and other tax benefits in arriving at the WMS Group tax liability as determined under the federal consolidated return regulations; and (iii) providing for the receipt of any refund arising from a carryback of net operating losses or tax credits from subsequent taxable years and for payments upon subsequent adjustments. The amount that Midway is required to pay to WMS for federal income taxes is determined as if Midway was filing a separate tax return. If any two or more members of the WMS Group are required to elect, or WMS elects to cause two or more members of the WMS Group to file combined or consolidated income tax returns under state or local income tax law, the financial consequences of these filings are determined in a manner as similar as practicable to those provided for under the Tax Sharing Agreement for federal taxes. The Tax Sharing Agreement is not binding on the IRS or upon state, local or foreign taxing authorities. The effectiveness of the Tax Sharing Agreement is therefore dependent on each member of the WMS Group having the ability to pay its relative share of taxes. Because the IRS or other taxing authorities can be expected to seek payment from WMS prior to seeking payment from the individual group members, it is likely that Midway would seek to enforce any rights it may have against WMS for sharing at a time when WMS is unable to pay its proportionate share of taxes.

     Patent License Agreement. We entered into a patent license agreement dated July 1, 1996 with Midway under which each party licensed to the other, on a perpetual, royalty-free basis, some patents used in the development and manufacture of both coin-operated video games and video lottery terminals and other gaming machines.

OTHER RELATED PARTY TRANSACTIONS

     Ira S. Sheinfeld, one of our directors, is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP which we have retained to provide tax services during the last fiscal year and propose to retain for tax services during the current fiscal year.

     We pay Neil D. Nicastro $1,000 per month for his services under the Consulting Agreement. See "Item 11. Executive Compensation -- Employment Contracts."

     Under the Termination Agreement, as full consideration for payments that would otherwise have been made to Neil D. Nicastro under his earlier employment agreement with us with respect to base salary, bonus, retirement and death benefits, Mr. Nicastro was paid a lump sum of $2,500,000, and he was granted a 10-year option to purchase 250,000 shares of our common stock at an exercise price of $5.4375. See "Item 11. Executive Compensation -- Employment Contracts."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) (1) Financial Statements.  See "Index to Financial Information" on page
F-1.

       (2) Financial Statement Schedule. See "Index to Financial Information" on page F-1.

       (3) Exhibits.

          2(a)           Plan of Reorganization and Distribution Agreement dated as of March 20, 1997 among WMS, Williams Hotel Corporation and
                         WHG, incorporated by reference to Exhibit 2.1 to WMS's
                         Report on Form 8-K filed May 5, 1997 (the "1997 Form 8-K").
          3(a)           Amended and Restated Certificate of Incorporation of WMS
                         dated February 17, 1987; Certificate of Amendment dated
                         January 28, 1993; and Certificate of Correction dated May 4,
                         1994, incorporated by reference to Exhibit 3(a) to WMS's
                         Annual Report on Form 10-K for the year ended June 30, 1994
                         (the "1994 10-K").
          3(b)           Certificate of Amendment to the Amended and Restated
                         Certificate of Incorporation of WMS, as filed with the
                         Secretary of State of the State of Delaware on February 25,
                         1998, incorporated by reference to Exhibit 3.1 to WMS's
                         Quarterly Report on Form 10-Q for the fiscal quarter ended
                         March 31, 1998.
          3(c)           Form of Certificate of Designations of Series A Preferred
                         Stock (included as Exhibit A to the Rights Agreement
                         referred to in Exhibit 4(b) hereto).

          3(d)           By-Laws of WMS, as amended and restated through June 26,
                         1996, incorporated by reference to Exhibit 3(b) to WMS's
                         Annual Report on Form 10-K for the year ended June 30, 1996.
          4              Rights Agreement dated as of March 5, 1998 between WMS and
                         The Bank of New York, as Rights Agent, incorporated by
                         reference to Exhibit 1 to WMS's Registration Statement on
                         Form 8-A (File No. 1-8300) filed March 25, 1998 and Form of
                         Rights Certificate (included as Exhibit B to the Rights
                         Agreement).
         10(a)           1982 Employee Stock Option Plan, as amended, incorporated by reference to Exhibit 10(e) to the 1994 10-K.
         10(b)           1991 Stock Option Plan, as amended, incorporated by
                         reference to Exhibit 10(f) to the 1994 10-K.
         10(c)           1993 Stock Option Plan, incorporated by reference to Exhibit
                         10(g) to the 1994 10-K.
         10(d)           1994 Stock Option Plan, incorporated by reference to
                         Appendix A to WMS's Definitive Proxy Statement dated
                         December 12, 1994.
         10(e)           Form of Indemnity Agreement authorized to be entered into
                         between WMS and each officer and director approved by the
                         Board of Directors, incorporated by reference to Exhibit
                         10(k) to the 1994 10-K.
         10(f)           WMS Industries Inc. Treasury Share Bonus Plan adopted April
                         19, 1993, incorporated by reference to Exhibit 10(ee) to the
                         Annual Report on Form 10-K for the fiscal year ended June
                         30, 1993.
         10(g)           Voting Proxy Agreement dated September 21, 1995 among Louis
                         J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and
                         National Amusements, Inc., incorporated by reference to
                         Exhibit 10(u) to Company's Annual Report on Form 10-K for
                         the fiscal year ended June 30, 1995.
         10(h)           Tax Sharing Agreement dated as of July 1, 1996 among WMS,
                         Midway, Midway Home Entertainment Inc., Midway Interactive
                         Inc., Atari Games and Tengen, Inc., incorporated by
                         reference to Exhibit 10.2 to the Midway S-1.
         10(i)           Patent License Agreement dated as of July 1, 1996 among WMS,
                         Williams Electronics Games, Inc. ("WEG") and Midway,
                         incorporated by reference to Exhibit 10.4 to the Midway S-1.
         10(j)           Tax Sharing Agreement, dated as of March 20, 1997, between
                         WMS, Williams Hotel Corporation, WHG, ESJ Hotel Corporation,
                         WMS Property Inc. and WHG El Con Corp., as amended April 15,
                         1997, incorporated by reference to Exhibit 10.1 to the 1997
                         Form 8-K.
         10(k)           Amendment to Article III, Section 3 (Option Adjustments) of
                         1982 Employee Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS's Definitive Proxy Statement on
                         Schedule 14A as filed with the Commission on December 11,
                         1996.
         10(l)           Amendment to Article III, Section 3 (Option Adjustments) of
                         1991 Stock Option Plan, incorporated by reference to
                         Proposal No. 2 to WMS's Definitive Proxy Statement on
                         Schedule 14A as filed with the Commission on December 11,
                         1996.
         10(m)           Amendment to Article III, Section 3 (Option Adjustments) of
                         1993 Stock Option Plan, incorporated by reference to
                         Proposal No. 2 to WMS's Definitive Proxy Statement on
                         Schedule 14A as filed with the Commission on December 11,
                         1996.
         10(n)           Amendment to Article III, Section 3 (Option Adjustments) of
                         1994 Stock Option Plan, incorporated by reference to
                         Proposal No. 2 to WMS's Definitive Proxy Statement on
                         Schedule 14A as filed with the Commission on December 11,
                         1996.

         10(o)           1998 Non-Qualified Stock Option Plan, incorporated by
                         reference to Exhibit 4.6(a) to WMS's Registration Statement
                         No. 333-57585 on Form S-8 filed with the Commission on June
                         24, 1998 (the "1998 S-8").
         10(p)           Severance Agreement dated March 5, 1998 between WMS and Neil
                         D. Nicastro, incorporated by reference to Exhibit 2 to the
                         Report on Form 8-K filed April 17, 1998 (the "April 1998
                         8-K").
         10(q)           Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to Exhibit 3 to the April 1998 8-K.
         10(r)           Employment Agreement dated as of April 6, 1998 between WMS and Louis J. Nicastro, incorporated by reference to Exhibit
                         1 to the April 1998 8-K.
         10(s)           Manufacturing Agreement dated as of April 6, 1998 between
                         WEG and Midway and the Guaranty of the obligations of WEG
                         thereunder by WMS, incorporated by reference to Exhibit
                         10.23 to the Midway Annual Report on Form 10-K for the
                         fiscal year ended June 30, 1998 (the "Midway 1998 10-K").
         10(t)           Cabinet Supply Agreement dated as of April 6, 1998 between
                         Lenc-Smith Inc. and Midway, incorporated by reference to
                         Exhibit 10.24 to the Midway 1998 10-K.
         10(u)           Spare Parts Sales and Service Agreement dated as of April 6,
                         1998 among WEG, Midway and Atari Games Corporation,
                         incorporated by reference to Exhibit 10.25 to the Midway
                         1998 10-K.
         10(v)           Sales Agreement dated as of April 6, 1998 between WEG and
                         Midway, incorporated by reference to Exhibit 10.26 to the
                         Midway 1998 10-K.
         10(w)           Information Systems Service Agreement dated as of April 6,
                         1998 between WEG and Midway, incorporated by reference to
                         Exhibit 10.27 to the Midway 1998 10-K.
         10(x)           Confidentiality and Non-Competition Agreement dated as of
                         April 6, 1998 between WMS and Midway, incorporated by
                         reference to Exhibit 10.28 to the Midway 1998 10-K.
         10(y)           Right of First Refusal Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit
                         10.29 to the Midway 1998 10-K.
         10(z)           Third Parties Agreement dated as of April 6, 1998 between
                         WMS and Midway, incorporated by reference to Exhibit 10.30 to the Midway 1998 10-K.
         10(aa)          Temporary Support Services Agreement dated as of April 6,
                         1998 between WMS and Midway, incorporated by reference to
                         Exhibit 10.31 to the Midway 1998 10-K.
         10(bb)          Tax Separation Agreement dated as of April 6, 1998 between
                         WMS and Midway, incorporated by reference to Exhibit 10.32 to the Midway 1998 10-K.
         10(cc)          Tax Indemnification Agreement dated as of April 6, 1998
                         between WMS and Midway, incorporated by reference to Exhibit
                         10.33 to the Midway 1998 10-K.
         10(dd)          Worldwide Merchandising Agreement/License Agreement Summary
                         and License Agreement between WMS Gaming Inc., Hasbro, Inc.
                         and Hasbro International, Inc. dated as of the first day of
                         September, 1997, incorporated by reference to Exhibit 99.1 to WMS's Registration Statement No. 83021 on Form S-3 filed with the Commission on July 16, 1999 (the "1999 S-3").
                         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
                         Commission.
         10(ee)          Amendment to License Agreement between WMS Gaming Inc.,
                         Hasbro, Inc. and Hasbro International, Inc. dated 1998,
                         incorporated by reference to Exhibit 99.2 to the 1999 S-3.
                         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
                         Commission.
         10(ff)          Employment Agreement between Terence M. Dunleavy and WMS
                         dated June 1, 1999, incorporated by reference to Exhibit
                         99.3 to the 1999 S-3.

         10(gg)          Employment Agreement between Kevin L. Verner and WMS dated
                         June 1, 1999, incorporated by reference to Exhibit 99.4 to the 1999 S-3.
         10(hh)          Letter agreement dated June 15, 1999 amending Sales
                         Agreement dated as of April 6, 1998 between WEG and Midway, incorporated by reference to Exhibit 99.5 to the 1999 S-3.
         10(ii)          Employment Agreement between Louis J. Nicastro and WMS dated
                         September 2, 1999.
         21              Subsidiaries of the Registrant, incorporated by reference to
                         Exhibit 21 to WMS's Annual Report on Form 10-K for the
                         fiscal year ended June 30, 1998.
         23              Consent of Ernst & Young LLP.
         27              Financial Data Schedule.

  (b) Reports on Form 8-K.

     No Reports on Form 8-K were filed by us in the quarter ended June 30, 1999.

                         INDEX TO FINANCIAL INFORMATION

                                                               PAGE
                                                               NO.
                                                               ----
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of independent auditors..............................    F-2
Consolidated balance sheets at June 30, 1999 and June 30,
  1998......................................................    F-3
Consolidated statements of income for the years ended June
  30, 1999, 1998 and 1997...................................    F-4
Consolidated statements of changes in stockholders' equity
  for the years ended June 30, 1999, 1998 and 1997..........    F-5
Consolidated statements of cash flows for the years ended
  June 30, 1999, 1998 and 1997..............................    F-6
Notes to consolidated financial statements..................    F-7
Financial statement schedule II -- Valuation and Qualifying
  Accounts for the years ended June 30, 1999, 1998 and
  1997......................................................   F-21

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
WMS Industries Inc.

     We have audited the accompanying consolidated balance sheets of WMS Industries Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index on page F-1. The financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                            /s/  ERNST & YOUNG LLP

Chicago, Illinois
August 12, 1999

                              WMS INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)                                                  1999       1998
JUNE 30,                                                      --------   --------
ASSETS
Current assets:
Cash and cash equivalents...................................  $ 58,669   $ 36,943
Short-term investments......................................        --     26,000
                                                              --------   --------
                                                                58,669     62,943
Receivables, net of allowances of $3,807 in 1999 and $2,397
  in 1998...................................................    48,135     30,432
Income tax receivable.......................................     3,257     10,114
Inventories
  Raw materials and work in progress........................    20,094     17,523
  Finished goods............................................    25,421     22,097
                                                              --------   --------
                                                                45,515     39,620
Deferred income taxes.......................................    17,595     18,155
Other current assets........................................       976        769
                                                              --------   --------
TOTAL CURRENT ASSETS........................................   174,147    162,033
Gaming machines on participation or lease, net..............    19,731      3,725
Property, plant and equipment, net..........................    38,157     32,607
Other assets................................................     6,044      9,157
                                                              --------   --------
Total assets................................................  $238,079   $207,522
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable............................................  $ 14,868   $  7,818
Accrued compensation and related benefits...................     4,988      3,020
Accrued liability related to WMS Gaming Inc. patent
  litigation................................................    38,543     35,372
Other accrued liabilities...................................     5,708      3,757
                                                              --------   --------
TOTAL CURRENT LIABILITIES...................................    64,107     49,967
Deferred income taxes.......................................       625        869
Other noncurrent............................................     1,268      1,395
Stockholders' equity:
Preferred stock (5,000,000 shares authorized, none
  issued)...................................................        --         --
Common stock (issued 30,428,621 shares in 1999 and
  28,032,766 shares in 1998)................................    15,214     14,016
Additional paid-in capital..................................   180,989    170,418
Accumulated deficit.........................................   (23,742)   (28,995)
                                                              --------   --------
                                                               172,461    155,439
Treasury stock, at cost (77,312 shares in 1999 and 52,312
  shares in 1998)...........................................      (382)      (148)
                                                              --------   --------
TOTAL STOCKHOLDERS' EQUITY..................................   172,079    155,291
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $238,079   $207,522
                                                              ========   ========

See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

                       CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEARS ENDED JUNE 30,                                            1999       1998       1997
                                                              --------   --------   --------
REVENUES
  Gaming:
  Machine sales.............................................  $101,895   $ 48,820   $ 25,334
  Participation and lease...................................    24,061      7,968      8,279
                                                              --------   --------   --------
                                                               125,956     56,788     33,613
  Pinball and other.........................................    61,334     42,202     42,983
                                                              --------   --------   --------
Total revenues..............................................   187,290     98,990     76,596
                                                              --------   --------   --------
COST AND EXPENSES
  Cost of sales.............................................   130,612     76,971     60,146
  Research and development..................................    14,143     12,908     12,882
  Selling and administrative................................    34,551     27,885     20,959
  Adjustment to common stock options........................     3,037     59,890         --
  Provisions related to WMS Gaming Inc. patent litigation...        --         --     61,925
                                                              --------   --------   --------
Total costs and expenses....................................   182,343    177,654    155,912
                                                              --------   --------   --------
Operating income (loss).....................................     4,947    (78,664)   (79,316)
Interest and other income...................................     3,525      4,410      5,661
Interest expense............................................        --         --     (3,443)
                                                              --------   --------   --------
Income (loss) from continuing operations before income
  taxes.....................................................     8,472    (74,254)   (77,098)
Provision (credit) for income taxes.........................     3,219    (25,430)   (30,301)
                                                              --------   --------   --------
Income (loss) from continuing operations....................     5,253    (48,824)   (46,797)
Discontinued operations, net of applicable income taxes:
  Video games segment
     Income from discontinued operations....................        --     28,302     34,813
     Extraordinary gain on early extinguishment of debt.....        --         --      2,641
     Costs related to discontinuance, net...................        --     (1,556)    (1,650)
     Gain on initial public offering of subsidiary..........        --         --     47,771
  Hotel and casino segments
     Income from discontinued operations....................        --         --      4,742
     Costs related to discontinuance........................        --         --       (825)
                                                              --------   --------   --------
Net income (loss)...........................................  $  5,253   $(22,078)  $ 40,695
                                                              ========   ========   ========
Basic and diluted per share of common stock:
  Income (loss) from continuing operations..................  $    .18   $  (1.85)  $  (1.92)
                                                              --------   --------   --------
  Net income (loss).........................................  $    .18   $   (.84)  $   1.67
                                                              --------   --------   --------
Average number of shares outstanding........................    29,308     26,446     24,334
                                                              --------   --------   --------

See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             ADDITIONAL   RETAINED    TREASURY   UNREALIZED       TOTAL
                                   COMMON     PAID-IN     EARNINGS     STOCK,     HOLDING     STOCKHOLDERS'
                                    STOCK     CAPITAL     (DEFICIT)   AT COST       LOSS         EQUITY
         (IN THOUSANDS)            -------   ----------   ---------   --------   ----------   -------------
BALANCE AS OF JUNE 30, 1996......  $12,100    $ 82,496    $123,906     $(148)     $ (8,321)     $ 210,033
Net income for the year ended
  June 30, 1997..................      --           --      40,695        --            --         40,695
Increase in unrealized holding
  loss on noncurrent investment
  in marketable equity
  securities.....................      --           --          --        --        (4,437)        (4,437)
                                                                                                ---------
Comprehensive income.............                                                                  36,258
Issuance of 70,104 shares of
  common stock through exercise
  of options.....................      35        1,325          --        --            --          1,360
Tax benefit from common stock
  options........................      --          147          --        --            --            147
Adjustment to common stock
  options for distribution of
  subsidiary.....................      --          705          --        --            --            705
Distribution of subsidiary as a
  tax-free dividend..............      --           --     (52,503)       --            --        (52,503)
                                   -------    --------    --------     -----      --------      ---------
BALANCE AS OF JUNE 30, 1997......  12,135       84,673     112,098      (148)      (12,758)       196,000
Net loss for the year ended June
  30, 1998.......................      --           --     (22,078)       --            --        (22,078)
Decrease in unrealized loss on
  noncurrent investment in
  marketable equity securities...      --           --          --        --        12,758         12,758
                                                                                                ---------
Comprehensive loss...............                                                                  (9,320)
Issuance of 758,385 shares of
  common stock through exercise
  of stock options...............     379       13,954          --        --            --         14,333
Issuance of 2,488,855 shares of
  common stock in conversion of
  subordinated debentures........   1,244       55,090          --        --            --         56,334
Issuance of 515,360 shares of
  common stock relating to
  adjustment of common stock
  options........................     258       14,717          --        --            --         14,975
Tax benefit from common stock
  options........................      --        1,984          --        --            --          1,984
Distribution of subsidiary as a
  tax-free dividend..............      --           --    (119,015)       --            --       (119,015)
                                   -------    --------    --------     -----      --------      ---------
BALANCE AS OF JUNE 30, 1998......  14,016      170,418     (28,995)     (148)           --        155,291
Net income for the year ended
  June 30, 1999..................      --           --       5,253        --            --          5,253
Issuance of 2,395,855 shares of
  common stock through exercise
  stock options..................   1,198        6,893          --        --            --          8,091
Tax benefit from common stock
  options........................      --        3,678          --        --            --          3,678
Received 25,000 treasury shares
  in lieu of cash from exercise
  of stock options...............      --           --          --      (234)           --           (234)
                                   -------    --------    --------     -----      --------      ---------
BALANCE AS OF JUNE 30, 1999......  $15,214    $180,989    $(23,742)    $(382)     $     --      $ 172,079
                                   =======    ========    ========     =====      ========      =========

See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)
YEARS ENDED JUNE 30,                                            1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  5,253   $(22,078)  $ 40,695
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Income from discontinued operations -- video games
     segment................................................        --    (28,302)   (37,454)
  Income from discontinued operations -- gain on initial
     public offering of subsidiary -- video games segment...        --         --    (47,771)
  Income from discontinued operations -- hotel and casino
     segments...............................................        --         --     (4,742)
  Costs related to discontinuance...........................        --      1,556      2,475
  Gain on sale of marketable equity securities..............        --       (859)        --
  Depreciation and amortization.............................     8,752      5,642      6,279
  Receivables provision.....................................     3,271        581        335
  WMS common stock issued in common stock option
     adjustment.............................................        --     14,975         --
  Provisions related to Gaming patent litigation............        --         --     60,875
  Deferred income taxes.....................................       316      3,098    (21,247)
  Stock option compensation expense.........................        --         --        705
  Tax benefit from exercise of common stock options.........     3,678      1,984        147
  Increase (decrease) resulting from changes in operating
     assets and liabilities
     Receivables............................................   (20,974)    (3,738)    (4,505)
     Income tax receivable..................................     6,857    (10,114)        --
     Inventories............................................    (2,296)    (6,031)   (12,207)
     Other current assets...................................      (207)       490      3,972
     Accounts payable and accruals..........................    10,969      2,369     (2,608)
     Other assets and liabilities not reflected elsewhere...     2,845       (458)     1,657
                                                              --------   --------   --------
Net cash provided (used) by operating activities............    18,464    (40,885)   (13,394)
INVESTING ACTIVITIES
Purchase of property, plant and equipment...................   (10,394)    (6,192)    (3,471)
Additions to gaming machines on participation or lease......   (20,201)      (305)    (2,184)
Net change in short-term investments........................    26,000     44,000    (42,891)
Proceeds from sale of marketable equity securities..........        --     28,617         --
                                                              --------   --------   --------
Net cash provided (used) by investing activities............    (4,595)    66,120    (48,546)
FINANCING ACTIVITIES
Cash received on exercise of stock options..................     7,857     14,333      1,360
Redemption of long-term debt................................        --       (178)        --
                                                              --------   --------   --------
Net cash provided by financing activities...................     7,857     14,155      1,360
DISCONTINUED OPERATIONS
Net transfer from discontinued operations and payment of
  transaction costs in 1998 -- video games segment..........        --     (4,300)    50,000
Net transfer to discontinued operations and payment of
  transaction costs -- hotel and casino segments............        --         --    (11,918)
                                                              --------   --------   --------
Net cash (used) provided by discontinued operations.........        --     (4,300)    38,082
Increase (decrease) in cash and cash equivalents............    21,726     35,090    (22,498)
Cash and cash equivalents at beginning of year..............    36,943      1,853     24,351
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 58,669   $ 36,943   $  1,853
                                                              ========   ========   ========

See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS OVERVIEW

     WMS Industries Inc. ("WMS") operates in three business segments: the gaming segment which is engaged in the design, manufacture and sale of slot machines (video and reel type), video lottery terminals and other gaming devices; the pinball and cabinets segment which is engaged in the design, manufacture and sale of coin-operated pinball games and the manufacture of cabinets; and the contract manufacturing segment which continues to manufacture under a contract the coin-operated video games designed and sold by Midway Games Inc. ("Midway"). The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     On April 6, 1998, WMS completed a spin-off of its 86.8% ownership interest in Midway consisting of 33,400,000 shares of Midway common stock, to the WMS stockholders. The activities of Midway prior to its spin-off, which was the video game segment of WMS, are shown as discontinued operations.

     On April 22, 1997, WMS completed the spin-off of 100% of WMS' Puerto Rico based hotel, casino and hotel management business, WHG Resorts & Casinos Inc. ("WHG Resorts & Casinos"), to the WMS stockholders. Its activities prior to its spin-off are shown as discontinued operations.

NOTE 2: PRINCIPAL ACCOUNTING POLICIES

CONSOLIDATION POLICY

     The consolidated financial statements include the accounts of WMS and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform with the current year presentation.

CASH EQUIVALENTS

     All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

INVENTORIES

     Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT AND GAMING MACHINES

     Property, plant and equipment and gaming machines are stated at cost and depreciated by the straight-line method over their estimated useful lives.

                              WMS INDUSTRIES INC.

ADVERTISING EXPENSE

     The cost of advertising is charged to earnings as incurred and for fiscal 1999, 1998 and 1997 was $1,263,000, $633,000 and $590,000, respectively.

ACCOUNTING PRONOUNCEMENTS

     As of July 1, 1998, the Company adopted Financial Accounting Standards No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on net income or stockholders' equity. Prior year financial statements have been reclassified to conform to these requirements.

NOTE 3: DISCONTINUED OPERATIONS

     As discussed in Note 1, on April 6, 1998, the Company completed a spin-off of its 86.8% interest in Midway. Accordingly, the results of operations and cash flows of Midway have been reported as discontinued operations in the consolidated financial statements. Net assets of the video games segment of $119,015,000 at the time of spin-off were included as a reduction of retained earnings from the tax-free dividend.

     In conjunction with the Midway spin-off, at the request of the Board of Directors, on April 6, 1998 Neil D. Nicastro resigned as President, Chief Executive Officer and Chief Operating Officer of WMS to devote his full time to Midway as Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer. Neil D. Nicastro agreed to the early termination and full settlement of his employment agreement with WMS pursuant to which, in lieu of all future payments of base salary, bonus, retirement and death benefits, he received a payment of $2,500,000 and a 10 year option to purchase 250,000 shares of the Company's common stock. The payment less income tax benefit of $861,000 and amounts previously accrued under his employment agreement are included in discontinuance costs in fiscal 1998. Other discontinuance costs of $150,000 were accrued in connection with the Midway spin-off in addition to the $1,650,000 accrued at June 30, 1997.

     The condensed income statement for Midway for the nine months ended March 31, 1998 and for the fiscal year ended June 30, 1997 is as follows:

                                                                1998       1997
                       (IN THOUSANDS)                         --------   --------
Revenues....................................................  $293,144   $388,266
Cost and expenses...........................................   242,850    327,693
                                                              --------   --------
Operating income............................................    50,294     60,533
Interest and other income, net..............................     2,326      2,130
                                                              --------   --------
Income before tax provision and extraordinary credit........    52,620     62,663
Provision for income taxes..................................   (19,996)   (23,812)
                                                              --------   --------
Income before extraordinary credit..........................    32,624     38,851
Extraordinary gain, net.....................................        --      3,044
                                                              --------   --------
Net income..................................................  $ 32,624   $ 41,895
                                                              ========   ========

                              WMS INDUSTRIES INC.

     The income from discontinued operations of the video games segment for the nine months ended March 31, 1998 and fiscal 1997 shown in the WMS consolidated statements of income is equal to income before extraordinary credit of Midway reduced by minority interest in income of $4,322,000 and $4,038,000, respectively. The extraordinary gain is reduced by minority interest of $403,000. WMS recognized an after tax gain of $47,771,000 on the Midway initial public offering completed on October 29, 1996.

     On April 22, 1997 the Company completed a spin-off of WHG Resorts & Casinos. Accordingly, the results of operations and cash flows of these business segments have been reported as discontinued operations in the consolidated financial statements for fiscal 1997. Net assets of the hotel and casino segments of $52,503,000 at the time of spin-off were included as a reduction of retained earnings from the tax-free dividend.

     Income from discontinued operations includes the results of WHG Resorts & Casinos for the nine months ended March 31, 1997 as follows:

                                                               1997
                       (IN THOUSANDS)                          ----
Revenues....................................................  $41,206
Costs and expenses..........................................   30,384
                                                              -------
Operating income............................................   10,822
Interest expense, net.......................................     (846)
                                                              -------
Income before income taxes and minority interests...........    9,976
Provision for income taxes..................................   (2,302)
Minority interests..........................................   (2,932)
                                                              -------
Income from discontinued operations.........................  $ 4,742
                                                              =======

NOTE 4: INVESTMENTS IN SECURITIES

     All investments are designated as available-for-sale and are recorded at market value with the holding gain or loss reflected in stockholders' equity. Short-term investments consist principally of money market preferred stocks that generally have no fixed maturity dates but have dividend reset dates every 49 days or less. There were no securities held at June 30,1999. At June 30, 1998 securities with costs equal to market were securities included as part of cash equivalents of $9,407,000 and short-term investments of $26,000,000.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT AND GAMING MACHINES

     At June 30 net property, plant and equipment were:

                                                                1999       1998
                       (IN THOUSANDS)                         --------   --------
Land........................................................  $  3,481   $  3,481
Buildings and improvements..................................    27,629     25,113
Machinery and equipment.....................................    33,690     26,626
Furniture and fixtures......................................     2,214      2,107
                                                              --------   --------
                                                                67,014     57,327
Less accumulated depreciation...............................   (28,857)   (24,720)
                                                              --------   --------
Net property, plant and equipment...........................  $ 38,157   $ 32,607
                                                              ========   ========

                              WMS INDUSTRIES INC.

     Accumulated depreciation of gaming machines on participation or lease at June 30, 1999 and 1998 was $7,135,000 and $2,940,000, respectively.

NOTE 6: INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Significant components of the Company's deferred tax assets and liabilities at June 30 were:

                                                               1999      1998
                       (IN THOUSANDS)                         -------   -------
Deferred tax assets resulting from
  Inventory valuation.......................................  $ 2,556   $ 2,335
  Receivables valuation.....................................    1,221       472
  Accrued items not currently deductible....................      507       517
  Accruals relating to Gaming litigation....................   15,500    18,275
                                                              -------   -------
  Total deferred tax assets.................................   19,784    21,599
                                                              -------   -------
Deferred tax liabilities resulting from
  Tax over book depreciation................................      650       924
  Federal tax on deferred state tax.........................      897     1,682
  Other.....................................................    1,267     1,707
                                                              -------   -------
  Total deferred tax liabilities............................    2,814     4,313
                                                              -------   -------
Net deferred tax assets.....................................  $16,970   $17,286
                                                              =======   =======

     Significant components of the provision (credit) for income taxes for the years ended June 30, 1999, 1998 and 1997 were:

                                                          1999      1998       1997
                    (IN THOUSANDS)                       ------   --------   --------
Current
  Federal..............................................  $ (671)  $(26,753)  $ (7,754)
  State................................................    (104)    (3,759)    (1,447)
                                                         ------   --------   --------
          Total current................................    (775)   (30,512)    (9,201)
Deferred
  Federal..............................................    (200)     2,679    (17,297)
  State................................................     (21)       419     (3,950)
  Change in state allocations..........................     537         --         --
                                                         ------   --------   --------
          Total deferred...............................     316      3,098    (21,247)
Provision for tax benefits resulting from stock
  options..............................................   3,678      1,984        147
                                                         ------   --------   --------
Provision (credit) for income taxes on continuing
  operations...........................................   3,219    (25,430)   (30,301)
Provision for income taxes on discontinued operations
  extraordinary gain...................................      --         --      2,001
Provision for income taxes on discontinued
  operations...........................................      --     19,135     57,522
                                                         ------   --------   --------
Income tax (credit) provision, net.....................  $3,219   $ (6,295)  $ 29,222
                                                         ======   ========   ========

                              WMS INDUSTRIES INC.

     The provision or credit for income taxes on continuing operations differs from the amount computed using the statutory federal income tax rate as follows:

                                                              1999   1998   1997
                                                              ----   ----   ----
Statutory federal income tax rate...........................  35.0%  35.0%  35.0%
State income taxes, net of federal effect...................  8.7    2.7     4.6
Dividend received deduction on investment income............  (5.1)   --      --
Option adjustment cost not deductible.......................   --    (3.5)    --
Other, net..................................................  (0.6)   --    (0.3)
                                                              ----   ----   ----
                                                              38.0%  34.2%  39.3%

NOTE 7: LINE OF CREDIT AND LONG-TERM DEBT

     The Company has a line of credit for $25,000,000 under a revolving credit agreement for a one-year term to August 1, 2000 which contains usual bank line of credit terms.

     During fiscal 1998, as a result of a call for redemption on September 22, 1997 of 33% of the $57,500,000 in outstanding debentures and a call for redemption on October 29, 1997 of the remaining outstanding debentures, debentures with an aggregate principal amount of $57,322,000 were converted into 2,488,855 shares of WMS common stock and $178,000 of such debentures were redeemed.

     The amount of interest paid during fiscal 1997 was $3,443,000.

NOTE 8: STOCKHOLDERS' EQUITY

     Authorized common stock of the Company consists of 100,000,000 shares of $.50 par value. At June 30, 1999, 2,998,910 shares of common stock were reserved for possible issuance for stock option plans. Additionally, there are 5,000,000 shares of $.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by the Board of Directors.

     At the date of the Midway spin-off the WMS Rights Agreement became effective. Under the Rights Agreement, each share of WMS common stock has an accompanying Right to purchase, under certain conditions, one one-hundredth of a share of the Company's Series A Preferred Stock at an exercise price of $100, permitting each holder to receive $200 worth of the Company's common stock valued at the then current market price. The Rights are redeemable by the Company at $.01 per Right, subject to certain conditions, at any time and expire in 2007. The Rights are intended to assure fair shareholder treatment in any attempted takeover of the Company and to guard against abusive takeover tactics.

NOTE 9: COMMON STOCK PLANS

     Under the stock option plans the Company may grant both incentive stock options and nonqualified options on shares of common stock through the year 2008. Options may be granted to employees and under certain conditions to non-employee directors and consultants. The stock option committee has the authority to fix the terms and conditions upon which each employee option is granted, but in no event shall the term exceed ten years or generally be granted at less than 100% of the fair market value of the stock at the date of grant.

                              WMS INDUSTRIES INC.

     On September 30, 1997, the Company entered into an agreement with each of the holders of all of the common stock options then outstanding, which were exercisable into 4,089,011 shares of WMS common stock, regarding option adjustment in connection with the Midway spin-off. Each option holder agreed not to exercise their stock option through the date of the Midway spin-off (see Note
1).

     On the spin-off record date of March 31, 1998, the Company recorded a pre-tax charge of $59,890,000 for the adjustment to stock options, pursuant to the anti-dilution provision of the Company's stock option plans, to compensate the holders for the lost opportunity value represented by the shares of Midway distributed in the spin-off which option holders did not participate in. Of that amount, cash payments on April 6, 1998 totaled $35,001,000, and 515,360 pre spin-off shares of WMS common stock were issued valued at $14,974,000. An additional $4,179,000 was paid in the fourth quarter of fiscal 1998 and $779,000 was accrued for the Company's portion of payroll tax. Expense related to the adjustment of stock options that were not vested as of June 30, 1998 are being recorded and paid consistent with the options' vesting schedule. During fiscal 1999 $3,037,000 of such expense was recorded. At June 30, 1999, the maximum additional future pre-tax expense related to non-vested stock options is $2,911,000 plus interest.

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

     The Company accounts for stock options for purposes of determining net income in accordance with APB No. 25. During fiscal 1997, $705,000 was recognized as stock option compensation in connection with the modification by the Board of Directors of the outstanding stock option terms because of the spin-off of the Company's hotel and casino segments.

                              WMS INDUSTRIES INC.

     A summary of the status of the Company's stock option plans for the three years ended June 30, 1999 was as follows:

                                                              SHARES   WEIGHTED AVERAGE
                                                              (000)     EXERCISE PRICE
                                                              ------   ----------------
Outstanding at June 30, 1996................................   3,156        $24.50
Granted.....................................................     215         23.62
Exercise....................................................     (53)        20.48
Forfeited...................................................     (50)        21.63
                                                              ------
Outstanding at modification date (4/22/97)..................   3,268         24.54
                                                              ------
Activity after 4/22/97 modification:
Outstanding as modified.....................................   4,114         19.49
Granted.....................................................      25         20.25
Exercised...................................................     (17)        16.07
                                                              ------
Outstanding at June 30, 1997................................   4,122         19.51
Exercised...................................................    (663)        21.22
                                                              ------
Outstanding at modification date (4/6/98)...................   3,459         19.18
                                                              ------
Activity after 4/6/98 modification:
Outstanding as modified.....................................   3,459          3.16
Granted.....................................................   1,041          5.16
Exercised...................................................     (94)         2.57
                                                              ------
Outstanding at June 30, 1998................................   4,406          3.65
Granted.....................................................     456          9.93
Exercised...................................................  (2,396)         3.38
Forfeited...................................................    (137)         3.67
                                                              ------
Outstanding at June 30, 1999................................   2,329          5.16
                                                              ======

     The following tables summarize information about stock options outstanding at June 30, 1999:

Options outstanding

                                                         WEIGHTED AVERAGE
                                             NUMBER         REMAINING          WEIGHTED
                RANGE OF                   OUTSTANDING   CONTRACTUAL LIFE      AVERAGE
             EXERCISE PRICES                  (000)          IN YEARS       EXERCISE PRICE
             ---------------               -----------   ----------------   --------------
$ 2.51 - $ 4.44..........................     1,413            5.6              $ 3.48
  5.25 -   7.88..........................       565            8.9                5.63
 10.63 -  15.00..........................       351            9.8               11.17
                                              -----
  2.51 -  15.00..........................     2,329            7.1                5.16

                              WMS INDUSTRIES INC.

Options exercisable

                        RANGE OF                             NUMBER          WEIGHTED
                        EXERCISE                           OUTSTANDING       AVERAGE
                         PRICES                               (000)       EXERCISE PRICE
                        --------                           -----------    --------------
$2.51 - $4.44............................................     1,066           $3.37
 5.25 -  7.88............................................       500            5.44
                                                              -----
 2.51 -  7.88............................................     1,566            4.03

     At June 30, 1999, 670,000 shares were available for future grants under the plans. At June 30, 1998, 3,799,000 options with a weighted average exercise price of $3.66 per share were exercisable. At June 30, 1997, 3,506,000 options with a weighted average exercise price of $19.70 per share were exercisable.

     On April 6, 1998, the Board of Directors reduced the exercise price of each option by approximately 83.5% to reflect the initial post Midway spin-off trading price of WMS common stock. This modification did not result in any additional pro forma compensation expense.

     On April 22, 1997, the Board of Directors increased the number of outstanding stock options by approximately 26% for each option holder and reduced the exercise price of each option by approximately 20% to reflect the dilution to the outstanding stock options for the distribution of WHG Resorts & Casinos Inc. to the shareholders of WMS.

     The Company has a Treasury Share Bonus Plan for key employees covering all the shares of common stock held in the treasury. The vesting and other terms of the awards are flexible. No awards of treasury stock were outstanding at June 30, 1999 and 1998.

     SFAS No. 123 regarding stock option plans permits the use of APB 25 but requires the inclusion of certain pro forma disclosures in the footnotes. Pro forma net income (loss) and net income (loss) per share adjusted for the pro forma expense provisions of SFAS 123 were:

                                                   1999          1998          1997
                                                ----------   ------------   -----------
Pro forma net income (loss)...................  $4,784,000   $(25,850,000)  $28,367,000
Pro forma basic and diluted net income (loss)
  per share...................................  $      .16   $       (.98)  $      1.17

     The fiscal 1997 pro forma net income includes an after tax charge of $7,985,000 relating to the modification of options because of the spin-off of the hotel and casino segments. The fiscal 1998 and 1997 pro forma net income
(loss) includes an after tax charge of $1,747,000 and $4,343,000, respectively, for the granting of Midway options.

     The pro forma fair value of each option grant and the 1997 modification is estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions used for modifications and grants in fiscal 1999, 1998 and 1997: dividend yield 0% for all three years; expected volatility of .80 in fiscal 1999 and .37 for fiscal 1998 and 1997; risk free interest rates of 5.95% in 1999, 5.65% in 1998 and 6.1% in 1997; and expected life of the options of six years for 1999 and 1998 and three years for 1997. The weighted average pro forma fair value, using the Black-Scholes assumptions noted above, of the options granted during fiscal 1999, 1998 and 1997 was $7.22, $2.36 and $5.33, respectively.

                              WMS INDUSTRIES INC.

NOTE 10: CONCENTRATION OF CREDIT AND MARKET RISK AND FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of credit and market risk consist primarily of cash equivalents and trade notes and accounts receivable. By policy, the Company places its cash equivalents and short-term investments only in high credit quality securities and limits the amounts invested in any one security. At June 30, 1999, 25% of trade accounts receivable are from sale of games to the Company's distributors located primarily throughout the United States and Western Europe and because of the number and geographic distribution, concentration is limited. Foreign sales are typically made in U.S. dollars and typically on the basis of a letter of credit. The accounts and notes receivable from the sale of gaming devices are generally from a large number of customers with no significant concentration other than in Nevada.

     The amount reported for cash equivalents are considered to be a reasonable estimate of their fair value.

NOTE 11: LEASE COMMITMENTS

     The Company leases certain of its office facilities and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at June 30, 1999 as follows:

                       (IN THOUSANDS)
2000........................................................  $  823
2001........................................................     306
2002........................................................      35
2003........................................................       2
                                                              ------
                                                              $1,166
                                                              ======

     Rent expense for fiscal 1999, 1998 and 1997 was $1,837,000, $1,699,000 and
$1,414,000, respectively.

NOTE 12: PATENT LITIGATION

     The Company's subsidiary, WMS Gaming Inc. ("WGI"), is currently involved in patent infringement litigation with its competitor International Game Technology ("IGT") regarding a certain slot machine component patent. During fiscal 1997, the U.S. District Court for the Northern District of Illinois ruled that WMS Gaming's Model 400 reel spinning slot machine infringed IGT's patent and issued a permanent injunction prohibiting the sale of Model 400 and entered a judgment in favor of IGT and against WGI in the amount of $32,845,000 in the Model 400 slot machine action. The same District Court issued a preliminary injunction prohibiting the sale of WMS Gaming's reel spinning slot machine Model 401. The Model 400 and Model 401 operate differently and each machine is based on separate and distinct methods of operation, each corresponding to separate patents granted by the U.S. Patent and Trademark Office to WGI. WGI appealed the decisions of the District Court to the U.S. Court of Appeals for the Federal Circuit. In July 1999 the U.S. Court of Appeals for the Federal Circuit rendered its decision in the Model 400 and Model 401 litigation. In the Model 400 litigation, the appellate court reversed the district court's holding of literal infringement, affirmed the district court's holding of infringement under the doctrine of

                              WMS INDUSTRIES INC.

equivalents, vacated the district court's holding of willful infringement, affirmed the district court's holding that IGT's patent is not invalid, and affirmed the amount of actual damages of $10,753,550 but vacated the damages award to the extent it was based on trebling for willful infringement. The appellate court remanded the case to the district court to reconsider the issue of willful infringement in light of the appellate court's finding of no literal infringement. In the Model 401 litigation, the appellate court vacated the preliminary injunction and remanded the case to the district court for further proceedings consistent with its ruling. The Company has filed petitions with the Court of Appeals for rehearing of certain aspects of its decisions.

     Due to the fact that obtaining a complete reversal before the Federal Circuit occurs in only a minority of the patent cases it reviews, as of December 31, 1996, management accrued $61,925,000 to provide for the judgment and other costs and losses. The $61,925,000 loss provision, as adjusted, provides for the judgment award of $32,845,000 and, among other things, realization of inventory, receivables and legal fees. The major components of the balance of the provision were $6,950,000 for sales returns and uncollectible receivables and $16,300,000 for excess and unusable reel spinning slot machine inventory. Through June 30, 1999, $18,803,000 has been charged to the provisions primarily for uncollectible receivables, inventory and legal fees.

     The slot machines component which is the subject of the litigation is only used in reel spinning slot machines and not in video lottery terminals and other video gaming machines. If the Company is unable to obtain a complete reversal of the District Court judgment on further appeal, and is unable to further develop or acquire non-infringing alternate devices or obtain a license to use the patent, further development of the Company's reel spinning slot machine business may be adversely affected.

NOTE 13: PENSION PLANS

     During fiscal 1992 and 1998, the Company suspended the salary and hourly defined benefit plans and substituted defined contribution employee retirement savings plans. The components of net periodic pension cost of the defined benefit plans were:

                                                              1999    1998    1997
                       (IN THOUSANDS)                         -----   -----   -----
Service costs...............................................  $  --   $ 107   $ 185
Interest cost...............................................    289     372     395
Expected return on plan assets..............................   (112)   (155)   (185)
Net amortization of transition and other....................      2     (43)    (13)
                                                              -----   -----   -----
Benefit cost................................................  $ 179   $ 281   $ 382
                                                              =====   =====   =====

                              WMS INDUSTRIES INC.

                                                               1999      1998
                       (IN THOUSANDS)                         -------   -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ 4,683   $ 4,724
Service cost................................................       --        77
Interest cost...............................................      288       369
Actuarial (gains) loss......................................     (296)      580
Benefit paid................................................   (1,011)   (1,067)
                                                              -------   -------
Benefit obligation at end of year...........................    3,664     4,683
                                                              -------   -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............    2,790     3,184
Actual return on plan assets................................      120       190
Company contributions.......................................      141       518
Benefits paid and expenses..................................   (1,031)   (1,102)
                                                              -------   -------
Fair value of plan assets at end of year....................    2,020     2,790
                                                              -------   -------
Funded status of the plan (underfunded).....................   (1,644)   (1,893)
Unrecognized amounts........................................      903     1,273
                                                              -------   -------
Accrued benefit cost........................................  $  (741)  $  (620)
                                                              =======   =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF JUNE 30
Discount rate...............................................      7.5%      7.5%
Expected return on plan assets..............................      9.0       9.0
AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET CONSISTS
  OF:
Accrued benefit liability...................................  $(1,644)  $(1,893)
Intangible asset............................................      903     1,273
                                                              -------   -------
Net amount recognized.......................................  $  (741)  $  (620)
                                                              =======   =======

     The Company has two defined contribution employee retirement savings plans. These defined contribution plans cover certain hourly and salaried employees of the amusement game and gaming businesses and corporate headquarters. The Company's contributions to these plans are based on employee participation with certain limitations. The Company may change any of the factors which determine the Company's contribution to such plans. A subsidiary is required to make contributions on behalf of unionized employees to defray part of the costs of the multi-employer pension plan established by its labor union. Such contributions are computed using a fixed charge per employee. Contributions to the defined contribution and multi-employer plans for fiscal 1999, 1998 and 1997 were $303,000, $207,000 and $181,000, respectively.

                              WMS INDUSTRIES INC.

NOTE 14: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for fiscal 1999 and 1998 are as follows:

                                                 SEPT. 30   DEC. 31   MAR. 31   JUNE 30
                                                   1998      1998      1999      1999
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      --------   -------   -------   -------
FISCAL 1999 QUARTERS
Revenues.......................................  $26,799    $38,991   $48,954   $72,546
Gross profit...................................    6,214      9,166    14,539    26,759
Net income (loss)..............................   (1,644)    (1,235)    1,837     6,295
Per share of common stock:
Basic :
  Net income (loss)............................  $  (.06)   $  (.04)  $   .06   $   .21
                                                 -------    -------   -------   -------
  Shares used..................................   27,988     29,039    30,055    30,196
                                                 -------    -------   -------   -------
Diluted:
  Net income (loss)............................  $  (.06)   $  (.04)  $   .06   $   .20
                                                 -------    -------   -------   -------
  Shares used..................................   27,988     29,039    30,055    31,168
                                                 -------    -------   -------   -------

     The December 31, 1998, March 31, 1999 and June 30, 1999 quarters include an after-tax charge of $375,000, $.01 per share, $330,000, $.01 per share and $1,178,000, $.04 per share, respectively, for the spin-off related adjustment to WMS outstanding common stock options vesting during each quarter.

                                                SEPT. 30   DEC. 31   MAR. 31    JUNE 30
                                                  1997      1997       1998      1998
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)     --------   -------   --------   -------
FISCAL 1998 QUARTERS
Revenues......................................  $20,035    $23,397   $ 20,511   $35,047
Gross profit..................................    5,350      5,767      4,308     6,594
Loss from continuing operations...............   (2,989)    (1,502)   (43,350)     (983)
Discontinued operations
  Video games segment.........................    6,277     15,947      4,522        --
                                                -------    -------   --------   -------
Net income (loss).............................  $ 3,288    $14,445   $(38,828)  $  (983)
                                                =======    =======   ========   =======
Basic and diluted per share of common stock:
  Loss from continuing operations.............  $  (.12)   $  (.06)  $  (1.62)  $  (.04)
                                                -------    -------   --------   -------
  Net income (loss)...........................  $   .13    $   .54   $  (1.45)  $  (.04)
                                                -------    -------   --------   -------
  Average number of shares outstanding........   24,549     26,471     26,843    27,944
                                                -------    -------   --------   -------

     The March 31, 1998 quarter includes an after-tax charge of $39,917,000, $1.49 per share, for the spin-off related adjustment to WMS outstanding common stock options. The June 30, 1998 quarter includes an after-tax gain of $530,000, $.02 per share, on the sale of non current marketable securities.

                              WMS INDUSTRIES INC.

NOTE 15: OPERATING SEGMENTS

                                                                1999       1998       1997
                       (IN THOUSANDS)                         --------   --------   --------
REVENUES (ALL EXTERNAL)
Gaming......................................................  $125,956   $ 56,788   $ 33,613
Pinball and cabinets........................................    46,109     38,251     42,983
Contract manufacturing......................................    15,225      3,951         --
                                                              --------   --------   --------
Total revenues..............................................  $187,290   $ 98,990   $ 76,596
                                                              ========   ========   ========
GROSS PROFIT
Gaming......................................................  $ 50,380   $ 17,338   $  6,898
Pinball and cabinets........................................     4,408      4,068      9,552
Contract manufacturing......................................     1,890        613         --
                                                              --------   --------   --------
Total gross profit..........................................  $ 56,678   $ 22,019   $ 16,450
                                                              ========   ========   ========
OPERATING INCOME (LOSS)
Gaming......................................................  $ 16,786   $ (9,590)  $(12,510)
Pinball and cabinets........................................    (6,988)    (7,761)    (2,997)
Contract manufacturing......................................     1,257        347         --
All other:
Provisions related to patent litigation (Note 12)...........        --         --    (61,925)
Adjustment to common stock options (Note 9).................    (3,037)   (59,890)        --
Unallocated general corporate expenses......................    (3,071)    (1,770)    (1,884)
                                                              --------   --------   --------
Total operating income (loss)...............................     4,947    (78,664)   (79,316)
Unallocated amounts:
Interest and other income...................................     3,525      4,410      5,661
Interest expense............................................        --         --     (3,443)
                                                              --------   --------   --------
Income (loss) from continuing operations before income
  taxes.....................................................  $  8,472   $(74,254)  $(77,098)
                                                              ========   ========   ========
TOTAL ASSETS
Gaming......................................................  $106,092   $ 70,517   $ 53,225
Pinball and cabinets........................................    34,931     30,855     51,930
Contract manufacturing......................................    14,841     14,940         --
All other:
Corporate...................................................    82,215     91,210    111,047
Net assets of discontinued operations.......................        --         --     90,713
                                                              --------   --------   --------
Total assets................................................  $238,079   $207,522   $306,915
                                                              ========   ========   ========
DEPRECIATION
Gaming......................................................  $  5,941   $  2,321   $  2,529
Pinball and cabinets........................................     1,502      2,967      3,448
Contract manufacturing......................................     1,300        203         --
All other:
Corporate...................................................         9        151        302
                                                              --------   --------   --------
Total depreciation..........................................  $  8,752   $  5,642   $  6,279
                                                              ========   ========   ========

                              WMS INDUSTRIES INC.

                                                                1999       1998       1997
                       (IN THOUSANDS)                         --------   --------   --------
CAPITAL EXPENDITURES
Gaming......................................................  $ 24,408   $  2,152   $  3,683
Pinball, novelty and cabinets...............................     2,054      4,315      1,953
Contract manufacturing......................................     2,155         --         --
All other:
Corporate...................................................     1,978         30         19
                                                              --------   --------   --------
Total capital expenditures..................................  $ 30,595   $  6,497   $  5,655
                                                              ========   ========   ========
Sales to major customers (Pinball and cabinets segment).....  $ 12,811   $  7,960   $ 12,099
                                                              --------   --------   --------
Export sales................................................  $ 34,594   $ 24,364   $ 33,731
                                                              --------   --------   --------

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                     COLUMN C
          COLUMN A              COLUMN B             ADDITIONS            COLUMN D      COLUMN E
-----------------------------  -----------   -------------------------   -----------   -----------
                               BALANCE AT     CHARGED       CHARGED        BALANCE       BALANCE
                                BEGINNING        TO            TO        DEDUCTIONS-       AT
                                   OF        COSTS AND       OTHER         AMOUNTS       END OF
         DESCRIPTION             PERIOD       EXPENSES      ACCOUNTS     WRITTEN OFF     PERIOD
         -----------           -----------   ----------   ------------   -----------   -----------
Allowance for receivables:
  1999.......................  $ 2,397,000   $3,271,000   $         --   $1,861,000    $ 3,807,000
  1998.......................  $ 5,439,000   $  581,000   $         --   $3,623,000    $ 2,397,000
  1997.......................  $   831,000   $5,285,000   $         --   $  677,000    $ 5,439,000
Unrealized holding loss on
  noncurrent marketable
  equity securities:
  1999.......................  $        --   $       --   $         --   $       --    $        --
  1998.......................  $12,758,000   $       --   $(12,758,000)  $       --    $        --
  1997.......................  $ 8,321,000   $       --   $  4,437,000   $       --    $12,758,000(1)

---------------

(1) Included as a direct reduction of stockholders' equity.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of September, 1999.

                                            WMS INDUSTRIES INC.

                                            By: /s/ LOUIS J. NICASTRO
                                              ----------------------------------
                                              Louis J. Nicastro
                                              Chairman of the Board, President
                                              and Chief Executive Officer

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

                      SIGNATURE                                 TITLE                  DATE
                      ---------                                 -----                  ----
/s/ LOUIS J. NICASTRO                                  Chairman of the Board,    September 2, 1999
-----------------------------------------------------  President, Chief
Louis J. Nicastro                                      Executive Officer and
                                                       Director (Principal
                                                       Executive Officer)

/s/ HAROLD H. BACH, JR.                                Vice                      September 2, 1999
-----------------------------------------------------  President -- Finance,
Harold H. Bach, Jr.                                    Chief Financial Officer
                                                       and Treasurer (Principal
                                                       Financial and Principal
                                                       Accounting Officer)

/s/ NORMAN J. MENELL                                   Vice Chairman of the      September 2, 1999
-----------------------------------------------------  Board of Directors
Norman J. Menell

/s/ WILLIAM C. BARTHOLOMAY                             Director                  September 2, 1999
-----------------------------------------------------
William C. Bartholomay

/s/ WILLIAM E. MCKENNA                                 Director                  September 2, 1999
-----------------------------------------------------
William E. McKenna

/s/ NEIL D. NICASTRO                                   Director                  September 2, 1999
-----------------------------------------------------
Neil D. Nicastro

/s/ HARVEY REICH                                       Director                  September 2, 1999
-----------------------------------------------------
Harvey Reich

                      SIGNATURE                                 TITLE                  DATE
                      ---------                                 -----                  ----
/s/ DAVID M. SATZ, JR.                                 Director                  September 2, 1999
-----------------------------------------------------
David M. Satz, Jr.

/s/ IRA S. SHEINFELD                                   Director                  September 2, 1999
-----------------------------------------------------
Ira S. Sheinfeld

                                 EXHIBIT INDEX

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          2(a)            Plan of Reorganization and Distribution Agreement dated
                          as of March 20, 1997 among WMS, Williams Hotel
                          Corporation and WHG, incorporated by reference to Exhibit
                          2.1 to WMS's Report on Form 8-K filed May 5, 1997 (the
                          "1997 Form 8-K").

          3(a)            Amended and Restated Certificate of Incorporation of WMS
                          dated February 17, 1987; Certificate of Amendment dated
                          January 28, 1993; and Certificate of Correction dated May
                          4, 1994, incorporated by reference to Exhibit 3(a) to
                          WMS's Annual Report on Form 10-K for the year ended June
                          30, 1994 (the "1994 10-K").

          3(b)            Certificate of Amendment to the Amended and Restated
                          Certificate of Incorporation of WMS, as filed with the Secretary of State of the State of Delaware on February
                          25, 1998, incorporated by reference to Exhibit 3.1 to WMS's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

          3(c)            Form of Certificate of Designations of Series A Preferred
                          Stock (included as Exhibit A to the Rights Agreement
                          referred to in Exhibit 4(b) hereto).

          3(d) By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to WMS's
                          Annual Report on Form 10-K for the year ended June 30,
                          1996.

          4               Rights Agreement dated as of March 5, 1998 between WMS
                          and The Bank of New York, as Rights Agent, incorporated
                          by reference to Exhibit 1 to WMS's Registration Statement
                          on Form 8-A (File No. 1-8300) filed March 25, 1998 and
                          Form of Rights Certificate (included as Exhibit B to the
                          Rights Agreement).

         10(a)            1982 Employee Stock Option Plan, as amended, incorporated
                          by reference to Exhibit 10(e) to the 1994 10-K.

         10(b) 1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10(f) to the 1994 10-K.

         10(c)            1993 Stock Option Plan, incorporated by reference to
                          Exhibit 10(g) to the 1994 10-K.

         10(d)            1994 Stock Option Plan, incorporated by reference to
                          Appendix A to WMS's Definitive Proxy Statement dated
                          December 12, 1994.

         10(e)            Form of Indemnity Agreement authorized to be entered into
                          between WMS and each officer and director approved by the
                          Board of Directors, incorporated by reference to Exhibit
                          10(k) to the 1994 10-K.

         10(f)            WMS Industries Inc. Treasury Share Bonus Plan adopted
                          April 19, 1993, incorporated by reference to Exhibit
                          10(ee) to the Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

         10(g)            Voting Proxy Agreement dated September 21, 1995 among
                          Louis J. Nicastro, Neil D. Nicastro, WMS, Sumner M.
                          Redstone and National Amusements, Inc., incorporated by reference to Exhibit 10(u) to Company's Annual Report on
                          Form 10-K for the fiscal year ended June 30, 1995.

         10(h)            Tax Sharing Agreement dated as of July 1, 1996 among WMS,
                          Midway, Midway Home Entertainment Inc., Midway
                          Interactive Inc., Atari Games and Tengen, Inc.,
                          incorporated by reference to Exhibit 10.2 to the Midway
                          S-1.

         10(i)            Patent License Agreement dated as of July 1, 1996 between
                          Williams Electronics Games, Inc. ("WEG") and Midway,
                          incorporated by reference to Exhibit 10.4 to the Midway
                          S-1.

        EXHIBIT
          NO.                                  DESCRIPTION
        -------                                -----------
         10(j)            Tax Sharing Agreement, dated as of March 20, 1997,
                          between WMS, Williams Hotel Corporation, WHG, ESJ Hotel
                          Corporation, WMS Property Inc. and WHG El Con Corp., as
                          amended April 15, 1997, incorporated by reference to
                          Exhibit 10.1 to the 1997 Form 8-K.

         10(k)            Amendment to Article III, Section 3 (Option Adjustments)
                          of 1982 Employee Stock Option Plan, incorporated by
                          reference to Proposal No. 2 to WMS's Definitive Proxy
                          Statement on Schedule 14A as filed with the Commission on
                          December 11, 1996.

         10(l)            Amendment to Article III, Section 3 (Option Adjustments)
                          of 1991 Stock Option Plan, incorporated by reference to
                          Proposal No. 2 to WMS's Definitive Proxy Statement on
                          Schedule 14A as filed with the Commission on December 11,
                          1996.

         10(m)            Amendment to Article III, Section 3 (Option Adjustments)
                          of 1993 Stock Option Plan, incorporated by reference to
                          Proposal No. 2 to WMS's Definitive Proxy Statement on
                          Schedule 14A as filed with the Commission on December 11,
                          1996.

         10(n)            Amendment to Article III, Section 3 (Option Adjustments)
                          of 1994 Stock Option Plan, incorporated by reference to
                          Proposal No. 2 to WMS's Definitive Proxy Statement on
                          Schedule 14A as filed with the Commission on December 11,
                          1996.

         10(o) 1998 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4.6(a) to WMS's Registration
                          Statement No. 333-57585 on Form S-8 filed with the
                          Commission on June 24, 1998 (the "1998 S-8").

         10(p)            Severance Agreement dated March 5, 1998 between WMS and
                          Neil D. Nicastro, incorporated by reference to Exhibit 2 to the Report on Form 8-K filed April 17, 1998 (the
                          "April 1998 8-K").

         10(q)            Consulting Agreement dated as of April 6, 1998 between
                          WMS and Neil D. Nicastro, incorporated by reference to
                          Exhibit 3 to the April 1998 8-K.

         10(r)            Employment Agreement dated as of April 6, 1998 between
                          WMS and Louis J. Nicastro, incorporated by reference to
                          Exhibit 1 to the April 1998 8-K.

         10(s)            Manufacturing Agreement dated as of April 6, 1998 between
                          WEG and Midway and the Guaranty of the obligations of WEG
                          thereunder by WMS, incorporated by reference to Exhibit
                          10.23 to the Midway Annual Report on Form 10-K for the
                          fiscal year ended June 30, 1998 (the "Midway 1998 10-K").

         10(t) Cabinet Supply Agreement dated as of April 6, 1998 between Lenc-Smith Inc. and Midway, incorporated by reference to Exhibit 10.24 to the Midway 1998 10-K.

         10(u)            Spare Parts Sales and Service Agreement dated as of April
                          6, 1998 among WEG, Midway and Atari Games Corporation,
                          incorporated by reference to Exhibit 10.25 to the Midway
                          1998 10-K.

         10(v)            Sales Agreement dated as of April 6, 1998 between WEG and
                          Midway, incorporated by reference to Exhibit 10.26 to the
                          Midway 1998 10-K.

         10(w)            Information Systems Service Agreement dated as of April
                          6, 1998 between WEG and Midway, incorporated by reference
                          to Exhibit 10.27 to the Midway 1998 10-K.

         10(x)            Confidentiality and Non-Competition Agreement dated as of
                          April 6, 1998 between WMS and Midway, incorporated by
                          reference to Exhibit 10.28 to the Midway 1998 10-K.

         10(y)            Right of First Refusal Agreement dated as of April 6,
                          1998 between WMS and Midway, incorporated by reference to
                          Exhibit 10.29 to the Midway 1998 10-K.

         10(z)            Third Parties Agreement dated as of April 6, 1998 between
                          WMS and Midway, incorporated by reference to Exhibit
                          10.30 to the Midway 1998 10-K.

        EXHIBIT
          NO.                                  DESCRIPTION
        -------                                -----------
         10(aa)           Temporary Support Services Agreement dated as of April 6,
                          1998 between WMS and Midway, incorporated by reference to
                          Exhibit 10.31 to the Midway 1998 10-K.

         10(bb) Tax Separation Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to
                          Exhibit 10.32 to the Midway 1998 10-K.

         10(cc) Tax Indemnification Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to
                          Exhibit 10.33 to the Midway 1998 10-K.

         10(dd)           Worldwide Merchandising Agreement/License Agreement
                          Summary and License Agreement between WMS Gaming Inc.,
                          Hasbro, Inc. and Hasbro International, Inc. dated as of
                          the first day of September, 1997, incorporated by
                          reference to Exhibit 99.1 to WMS's Registration Statement
                          No. 83021 on Form S-3 filed with the Commission on July
                          16, 1999 (the "1999 S-3"). Portions of this exhibit have
                          been omitted under a request for confidential treatment
                          filed separately with the Commission.

         10(ee)           Amendment to License Agreement between WMS Gaming Inc.,
                          Hasbro, Inc. and Hasbro International, Inc. dated 1998, incorporated by reference to Exhibit 99.2 to the 1999
                          S-3. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

         10(ff) Employment Agreement between Terence M. Dunleavy and WMS dated June 1, 1999, incorporated by reference to Exhibit
                          99.3 to the 1999 S-3.

         10(gg) Employment Agreement between Kevin L. Verner and WMS dated June 1, 1999, incorporated by reference to Exhibit
                          99.4 to the 1999 S-3.

         10(hh)           Letter agreement dated June 15, 1999 amending Sales
                          Agreement dated as of April 6, 1998 between WEG and Midway, incorporated by reference to Exhibit 99.5 to the 1999 S-3.

         10(ii) Employment Agreement between Louis J. Nicastro and WMS dated September 2, 1999.

         21               Subsidiaries of the Registrant, incorporated by reference
                          to Exhibit 21 to WMS's Annual Report on Form 10-K for the
                          fiscal year ended June 30, 1998.

         23               Consent of Ernst & Young LLP.

         27               Financial Data Schedule.