Form 10-Q
period 1999-09-30
WMS INDUSTRIES INC /DE/
filed 1999-11-15
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


                         Commission file number: 1-8300


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

                                 (773) 961-1111
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,618,661 shares of common stock, $.50 par value, were outstanding at November 10, 1999 after deducting 77,312 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX

                                                                                                       Page
                                                                                                      Number
PART I.  FINANCIAL INFORMATION:

    ITEM 1.           Financial Statements:
                      Condensed Consolidated Statements of Income -
                      Three months ended September 30, 1999 and 1998.......................              2

                      Condensed Consolidated Balance Sheets -
                      September 30, 1999 and June 30, 1999.................................            3-4

                      Condensed Consolidated Statements of Cash Flows -
                      Three months ended September 30, 1999 and 1998.......................              5

                      Notes to Condensed Consolidated Financial Statements.................              6


    ITEM 2.           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...........................................           8-10

PART II.  OTHER INFORMATION:

    ITEM 1.           Legal Proceedings....................................................             11

    ITEM 6.           Exhibits and Reports on Form 8-K.....................................             11



SIGNATURES            .....................................................................             12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               WMS INDUSTRIES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                                        Three Months ended
                                                                          September 30,
                                                                   ---------------------------
                                                                        1999          1998
                                                                   ------------   ------------
Revenues
   Machine sales                                                   $     32,328   $     16,844
   Participation and leasing                                             15,692          2,000
                                                                   ------------   ------------
      Total gaming revenues                                              48,020         18,844
   Contract manufacturing                                                 3,166          2,924
                                                                   ------------   ------------
      Total revenues                                                     51,186         21,768
                                                                   ------------   ------------

Costs and Expenses
   Cost of gaming revenues                                               23,100         13,027
   Cost of contract manufacturing                                         2,750          2,459
   Research and development                                               2,635          1,865
   Selling and administrative                                             9,150          5,425
                                                                   ------------   ------------
Total costs and expenses                                                 37,635         22,776
                                                                   ------------   ------------
Operating income (loss)                                                  13,551         (1,008)

Interest and other income and expense, net                                  882            922
                                                                   ------------   ------------
Income (loss) from continuing operations before income taxes             14,433            (86)

Provision (credit) for income taxes                                       5,484            (32)
                                                                   ------------   ------------
Income (loss) from continuing operations                                  8,949            (54)

Discontinued operations, net of applicable income taxes
      Loss from discontinued operations                                    (469)        (1,590)
      Costs related to discontinuance                                   (13,200)            --
                                                                   ------------   ------------

Net loss                                                           $     (4,720)  $     (1,644)
                                                                   ============   ============

Basic and diluted - per share of common stock
   Net income (loss) from continuing operations                    $       0.29   $         --
   Loss from discontinued operations                                      (0.44)         (0.06)
                                                                   ------------   ------------
   Net loss                                                        $      (0.15)  $      (0.06)
                                                                   ============   ============

Weighted average shares outstanding                                      30,488         27,988
                                                                   ============   ============



See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (unaudited)


                                                              September 30,    June 30,
                                                                  1999           1999
                                                              -------------  ------------
    ASSETS

    Current assets:
     Cash and cash equivalent                                 $     38,254   $     58,663
     Short-term investments                                         28,600             --
                                                              ------------   ------------
                                                                    66,854         58,663
     Receivables, net of allowances of $3,366 and $2,883            36,095         35,516
     Income tax receivable                                           3,258          3,258
     Inventories, at lower of cost (FIFO) or market:
         Raw materials and work in progress                         17,473         11,452
         Finished goods                                             23,299         24,392
                                                              ------------   ------------
                                                                    40,772         35,844
     Deferred income taxes                                          26,075         17,595
     Prepaid expenses                                                  392            634
     Assets of discontinued operations                              20,654         31,702
                                                              ------------   ------------
         Total current assets                                      194,100        183,212

    Gaming machines on participation or lease                       28,726         26,866
    Less accumulated depreciation                                   (9,329)        (7,135)
                                                              ------------   ------------
                                                                    19,397         19,731

    Property, plant and equipment                                   50,810         49,590
    Less accumulated depreciation                                  (18,876)       (17,750)
                                                              ------------   ------------
                                                                    31,934         31,840

    Other assets                                                     3,525          3,296
                                                              ------------   ------------

                                                              $    248,956   $    238,079
                                                              ============   ============



See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (unaudited)


                                                                   September 30,    June 30,
                                                                        1999          1999
                                                                   -------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                               $      9,778   $      5,162
    Accrued compensation and related benefits                             2,088          2,919
    Accrued liability related to 1994 patent litigation                  38,535         38,543
    Liabilities related to discontinued operations                       19,333         13,933
    Accrued income taxes                                                  5,774             --
    Other accrued liabilities                                             5,117          4,818
                                                                   ------------   ------------
       Total current liabilities                                         80,625         65,375

Deferred income taxes                                                       428            625

Stockholders' equity:
    Preferred stock (5,000,000 shares authorized, none issued)               --             --
    Common stock (30,496,512 and 30,428,621 shares issued)               15,248         15,214
    Additional paid in capital                                          181,499        180,989
    Accumulated deficit                                                 (28,462)       (23,742)
                                                                   ------------   ------------
                                                                        168,285        172,461
    Treasury stock, at cost (77,312 shares)                                (382)          (382)
                                                                   ------------   ------------
       Total stockholders' equity                                       167,903        172,079
                                                                   ------------   ------------

                                                                   $    248,956   $    238,079
                                                                   ============   ============



See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                     September 30,
                                                                             -----------------------------
                                                                                  1999            1998
                                                                             -------------   -------------
OPERATING ACTIVITIES:
Net loss                                                                     $      (4,720)  $      (1,644)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
     Loss from discontinued operations                                                 469           1,590
     Costs related to discontinued operations                                       13,200              --
     Depreciation and amortization                                                   3,660             897
     Receivables provision                                                             483             125
     Deferred income taxes                                                            (577)            (60)
     Tax benefit from exercise of stock options                                        334              75
     Increase (decrease) from changes in operating assets and liabilities            3,867            (659)

                                                                             -------------   -------------
Net cash provided by continuing operating activities                                16,716             324

INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                           (1,155)         (1,719)
Additions to gaming machines on participation or lease                              (2,265)           (149)
Net change in short-term investments                                               (28,600)        (29,400)
                                                                             -------------   -------------
Net cash used by investing activities                                              (32,020)        (31,268)

FINANCING ACTIVITIES:
Cash received on exercise of common stock options                                      210             192
                                                                             -------------   -------------

CASH TRANSFER TO DISCONTINUED OPERATIONS                                            (5,315)         (1,230)
                                                                             -------------   -------------

Decrease in cash and cash equivalents                                              (20,409)        (31,982)
Cash and cash equivalents at beginning of period                                    58,663          36,882
                                                                             -------------   -------------
Cash and cash equivalents at end of period                                   $      38,254   $       4,900
                                                                             =============   =============




See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

         Certain prior year balances have been reclassified to conform to the current year presentation and restated to reflect the pinball and cabinets segment as discontinued operations.

3.       DISCONTINUED OPERATIONS

         On October 25, 1999 (the measurement date), the Company announced the closing of its pinball and cabinets segment. Accordingly, this segment is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements.

         Management expects to close down the pinball and cabinets segment by January 2000. Any remaining property, including inventory and equipment, is expected to be sold or disposed of at the earliest practical date. The estimated loss on disposal is as follows (thousands of dollars):

                                                 Pre-tax      Income tax
                                                   loss         benefit         Net
                                               ------------  ------------  ------------
Estimated loss on disposal                     $     17,700  $      6,700  $     11,000
Operating losses from October 25,1999
    to anticipated disposal date                      3,600         1,400         2,200
                                               ------------  ------------  ------------
                                               $     21,300  $      8,100  $     13,200
                                               ------------  ------------  ------------

         Revenues of the pinball and cabinets segment were $14.0 million and $5.0 million in the quarters ending September 30, 1999 and 1998, respectively. At September 30, 1999, the assets of the pinball and cabinets segment consisted of trade receivables, inventories, plant and equipment amounting to $20.7 million after deducting an allowance of $11.2 million for write-offs to estimated realizable value. The liabilities related to discontinued operations were $19.3 million, including reserves established for shutdown costs of $6.5 million and estimated operating losses of $3.6 million through the disposal date.

4.       LITIGATION

         See Item 1 of Part II for the status of litigation.

5.       SEGMENT INFORMATION

         The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements reflecting the pinball and cabinets segment as discontinued operations (thousands of dollars):

                                                                                 Three Months ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                                 1999           1998
                                                                             ------------   ------------
          Revenues
            Gaming                                                           $     48,020   $     18,844
            Contract manufacturing                                                  3,166          2,924
                                                                             ------------   ------------
               Total revenues                                                $     51,186   $     21,768
                                                                             ============   ============

          Gross Profit
            Gaming                                                           $     24,920   $      5,817
            Contract manufacturing                                                    416            465
                                                                             ------------   ------------
               Total gross profit                                            $     25,336   $      6,282
                                                                             ============   ============

          Operating income (loss)
            Gaming                                                           $     15,126   $       (665)
            Contract manufacturing                                                    234            235
            Unallocated general corporate expenses                                 (1,809)          (578)
                                                                             ------------   ------------
               Total operating income (loss)                                       13,551         (1,008)

          Interest and other income and expense, net                                  882            922
                                                                             ------------   ------------
          Income (loss) from continuing operations before income taxes       $     14,433   $        (86)
                                                                             ============   ============

The basis of segmentation presented above is the same as that presented in the last annual report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward looking statements concerning our future business conditions and outlook based on currently available information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain risks and uncertainties, including, without limitation, financial strength of the gaming industry, the expansion of legalized gaming into new markets, the development, introduction and success of new games and new technologies and the ability to maintain the scheduling of such introductions, our ability to qualify for and maintain gaming licenses and approvals, the outcome of certain legal proceedings to which we are a party and other risks more fully described under "Item 1. Business--Risk Factors" in our Annual Report on Form 10-K.

SIGNIFICANT EVENTS AND TRENDS

In October 1999, we announced that we had decided to close our pinball and cabinets segment as part of a plan to focus on our gaming segment. We estimate the pre-tax loss on disposal to be $21.3 million, including cash expenses of $10.1 million for projected operating losses through the disposal date, severance pay, and shut down expenses. We do not anticipate that this discontinued operation will have a material effect on our liquidity or operations in future periods. Of the estimated loss on disposal, we estimate that about $11.2 million is a non-cash loss from the write-down of receivables, inventory, plant and equipment to net realizable value on disposal. We anticipate that we will receive about $1.3 million in cash from the sale of remaining property and equipment after payment of related liabilities, plus $8.1 million in related tax benefits. The exact amount of the proceeds received and the loss ultimately recorded will depend upon several factors over the course of the shut down period and at the date the sale of the remaining assets is consummated. Our consolidated financial statements have been restated to reflect the operating loss from the segment and the expected loss on disposal as a discontinued operation.

FINANCIAL CONDITION

Cash flows from operating, investing and financing activities during the three months ended September 30, 1999 resulted in a net cash decrease of $20.4 million as compared to a net cash decrease of $32.0 million during the three months ended September 30, 1998. The cash decrease in both 1999 and 1998 was primarily due to purchases of short-term investments.

Cash provided by operating activities was $16.7 million for the three months ended September 30, 1999 as compared to $0.3 million of cash provided by operations for the three months ended September 30, 1998. The current quarter's increase in cash provided from operations relative to the comparable prior year's quarter is primarily a result of increased revenues and resulting cash collected from gaming machine sales and participation and lease revenue.

The changes in operating assets and liabilities for the September 30, 1999 quarter were primarily due to increases in trade payables and current income taxes payable from the comparable balances at June 30, 1999, partially offset by an increase in inventories. The operating asset and liability changes for the three months ended September 30, 1998 was primarily due to higher receivable balance due to slower turnover, offset in part by increased accounts payable balances due to increased operating activity, from the comparable
June 30, 1998 balances.

Cash used by investing activities was $32.0 million for the three months ended September 30, 1999 compared with cash used of $31.3 million for the three months ended September 30, 1998. Cash used for the purchase of property, plant and equipment during the three months ended September 30, 1999 was $1.2 million compared to $1.7 million for the three months ended September 30, 1998. We used $2.3 million cash for additions to gaming machines on participation or lease in the current quarter, as compared to $0.1 million in the prior year's quarter. Net cash of $28.6 million was used for the purchase of short-term investments during the three months ended September 30, 1999, compared to $29.4 million in the prior year's quarter.

Cash provided by financing activities, which was primarily from common stock option proceeds, for the three months ended September 30, 1999 was $0.2 million compared to $0.2 million in the prior year's quarter. We have an unused $25.0 million revolving credit agreement expiring August 1, 2000, which contains customary bank line of credit terms.

During the current quarter, management decided to withdraw a proposed offering of 3,500,000 shares of common stock due to adverse market conditions. Costs and expenses related to the offering of $0.4 million were written off in the quarter. We expect no adverse changes in financial condition or results of operations as a result of this action.

We believe that cash and cash equivalents and short-term investments will be adequate to fund the anticipated level of inventories and receivables required in the operation of our business as well as cash required to fund our other presently anticipated needs.

RESULTS OF OPERATIONS

Segment information is presented in note 5 of the condensed consolidated financial statements in Part I, Item 1.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 1998

Consolidated revenues increased to $51.2 million in the quarter ended September 30, 1999 from $21.8 million in the quarter ended September 30, 1998. Gaming revenues increased $29.2 million or 155% from the prior year. The gaming revenue increase resulted primarily from the sale of a greater number of video and reel-type slot machines in the September 30, 1999 quarter because of the market acceptance of new models of these gaming machines introduced over the last twelve months and from revenues from the participation and per diem leases on the MONOPOLY(R) themed models.

Consolidated gross profit increased to $25.3 million in the quarter ended September 30, 1999 from $6.3 million in the quarter ended September 30, 1998 due to the increased revenues from the gaming segment and more favorable gross margins. The gross margin percentage increased from 28.9% to 49.5% due to two reasons: (1) we had a greater mix of participation and lease revenue that generate more favorable gross profits than traditional product sales; and (2) manufacturing efficiencies resulting from the increase in units manufactured.

Selling, general and administrative expenses increased $3.7 million, or 69%, in the current quarter to $9.2 million from $5.4 million in the prior year's quarter, which reflects higher staffing levels to support the 155% increase in gaming revenues and a $0.4 million one-time charge for the withdrawn stock offering. Research and development expenses increased $0.8 million, or 41%, in the current quarter to $2.6 million as compared to $1.9 million in the prior year's quarter, which reflect additional spending to develop new themes for the gaming machines.

Consolidated operating income was $13.6 million in the September 30, 1999 quarter compared to a loss of $1.0 million in the prior year's quarter. This increase reflects the results of additional sales revenue and higher gross margins, partially offset by increased spending on research, selling and administrative expense categories.

Income from continuing operations was $8.9 million, $0.29 per share, for the quarter ended September 30, 1999 compared with, in the September 30, 1998 quarter, a loss from continuing operations of $0.1 million, nil per share. These amounts are net of our provision for current and deferred taxes of $5.5 million and nil for the current and prior year quarter, respectively.

Net income, which includes continuing operations and discontinued operations, was a loss of $4.7 million, $0.15 per share, for the quarter ended September 30, 1999 compared to a net loss of $1.6 million, $0.06 per share, for the prior year fiscal quarter. The current year net loss reflects pre-tax losses from the discontinued pinball and cabinet segment totaling $22.0 million and $8.3 million of related tax benefits in the current quarter. The pre-tax losses includes $11.2 million of non-cash write-offs of inventory, accounts receivable and property and equipment to estimated net realizable value; $10.1 million in reserves for shutdown expenses (including future operating losses of $3.6 million); and a current quarter operating loss of $0.7 million. The prior year's quarter reflected a pre-tax loss from the discontinued pinball and cabinets segment of $1.6 million, which represents the operating losses of that segment incurred in that quarter.

YEAR 2000

The term Year 2000 is used to refer to a worldwide computer-related problem where some software programs and embedded programs in electronic systems microprocessors will not work properly when processing a date after 1999.

We began addressing this problem in 1996. We believe that most of the systems utilized for the internal operations of the Company have been made Year 2000 ready at an estimated cost of $1,500,000. The remaining Year 2000-related work is primarily to upgrade some of our personal computers. This work is expected to be completed by November 30, 1999 at a cost estimated to be less than $100,000. We believe that there are no Year 2000 issues with respect to the functionality of our products sold in the past or to be sold in the future. We also believe that malfunctioning tools or equipment using embedded microprocessors will not affect our assembly of products, because the assembly process is not heavily reliant on these tools or equipment.

We have contacted our most important suppliers and customers to assess their potential Year 2000 problems, but we cannot determine with certainty our suppliers' or customers' levels of year 2000 readiness. In the event that they experience a Year 2000-related failure, they may expose us to Year 2000 problems. Based on the significant level of responses to our inquiries, however, our suppliers and customers appear to be either Year 2000-ready or working toward becoming Year 2000-ready. We will continue to follow up with those suppliers and customers who have not responded or indicated that their Year 2000 work is in process. If needed, to avoid potential Year 2000 problems detected by our suppliers or customers, we will adjust the shipping dates for products accordingly. At worst, we would expect a short-term delay in shipments. If a delay should occur, we do not expect it to have a material effect on our operating results for any reportable period.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The information concerning the patent litigation between International Game Technology ("IGT") and us as set forth in "Item 3. Legal Proceedings" in our annual report on Form 10-K for the year ended June 30, 1999 ("1999 10-K") is incorporated here by this reference. Capitalized terms used and not otherwise defined here shall have the same meanings as ascribed to those terms in the 1999 10-K.

On September 17, 1999, the United States Court of Appeals for the Federal Circuit denied our petition for rehearing with respect to the appellate court's affirmation of the trial court's finding of infringement under the doctrine of equivalents with respect to our Model 400 slot machine.

On October 29, 1999, IGT filed a lawsuit against our subsidiary, WMS Gaming Inc., in the United States District Court for the District of Nevada. The suit alleges infringement of a patent issued to IGT on September 14, 1999, entitled "Game Machine and Method Using Touch Screen" and seeks preliminary and permanent injunctions and damages in an unspecified amount. We have retained patent counsel to review the matter, including questions regarding the validity of the patent, and we intend to defend the suit vigorously.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits

27       Financial Data Schedule

(b)      Reports on Form 8-K.
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WMS INDUSTRIES INC.




Dated:  November 15, 1999               By: /s/ Jeffrey M. Schroeder
                                        Jeffrey M. Schroeder
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          DESCRIPTION
-------         -----------

  27            Financial Data Schedule