Form 10-Q
period 1999-12-31
WMS INDUSTRIES INC /DE/
filed 2000-02-14
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999


                         Commission file number: 1-8300


                               WMS INDUSTRIES INC.
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                      36-2814522
         --------                                      ----------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                  3401 North California Ave., Chicago, IL 60618
                  ---------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (773) 961-1111
                                ----------------
              (Registrant's telephone number, including area code)



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,699,353 shares of common stock, $.50 par value, were outstanding at February 9, 2000 after deducting 77,312 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX



PART I. FINANCIAL INFORMATION:                                                                        Page
                                                                                                     Number
    ITEM 1.           Financial Statements:
                      Condensed Consolidated Statements of Income -
                      Three and six months ended December 31, 1999 and 1998................              2

                      Condensed Consolidated Balance Sheets -
                      December 31, 1999 and June 30, 1999..................................            3-4

                      Condensed Consolidated Statements of Cash Flows -
                      Six months ended December 31, 1999 and 1998..........................              5

                      Notes to Condensed Consolidated Financial Statements.................              6


    ITEM 2.           Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...........................................           8-11

    ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk...........             11

PART II.  OTHER INFORMATION:

    ITEM 1.           Legal Proceedings....................................................             12

    ITEM 6.           Exhibits and Reports on Form 8-K.....................................             12


SIGNATURES            .....................................................................             13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                               WMS INDUSTRIES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                          Three Months ended        Six Months ended
                                                             December 31,             December 31,
                                                        ----------------------    ----------------------
                                                          1999         1998         1999         1998
                                                        ---------    ---------    ---------    ---------
Revenues
  Machine sales                                         $  34,791    $  22,908    $  67,119    $  39,752
  Participation and leasing                                17,039        2,667       32,731        4,667
                                                        ---------    ---------    ---------    ---------
    Total gaming revenues                                  51,830       25,575       99,850       44,419
  Contract manufacturing                                    3,013        4,512        6,179        7,436
                                                        ---------    ---------    ---------    ---------
    Total revenues                                         54,843       30,087      106,029       51,855

Costs and Expenses
  Cost of gaming revenue                                   26,672       16,483       49,772       29,510
  Cost of contract manufacturing                            2,624        3,964        5,374        6,423
  Research and development                                  2,573        2,023        5,208        3,888
  Reversal of excess accrual due to settlement of
         litigation                                       (13,160)        --        (13,160)        --
  Common stock option adjustments                             912          601          912          601
  Selling and administrative                               10,806        6,522       19,956       11,947
                                                        ---------    ---------    ---------    ---------
Total costs and expenses                                   30,427       29,593       68,062       52,369
                                                        ---------    ---------    ---------    ---------
Operating income (loss)                                    24,416          494       37,967         (514)

Interest and other income and expense, net                    678          917        1,560        1,839
                                                        ---------    ---------    ---------    ---------
Income from continuing operations before income taxes      25,094        1,411       39,527        1,325

Provision for income taxes                                  9,536          535       15,020          503
                                                        ---------    ---------    ---------    ---------
Income from continuing operations                          15,558          876       24,507          822

Discontinued operations, net of applicable taxes
    Loss from discontinued operations                      --           (2,111)        (469)      (3,701)
    Costs related to discontinuance                        --            --         (13,200)        --
                                                        ---------    ---------    ---------    ---------
Net income (loss)                                       $  15,558    $  (1,235)   $  10,838    $  (2,879)
                                                        =========    =========    =========    =========
Basic earnings (loss) per share of common stock:
  Net income from continuing operations                 $    0.51    $    0.03    $    0.80    $    0.03
  Loss from discontinued operations                        --            (0.07)       (0.44)       (0.13)
                                                        ---------    ---------    ---------    ---------
  Net income (loss)                                     $    0.51    $   (0.04)   $    0.36    $   (0.10)
                                                        =========    =========    =========    =========

Diluted earnings (loss) per share of common stock:
  Net income from continuing operations                 $    0.50    $    0.03    $    0.79    $    0.03
  Loss from discontinued operations                        --            (0.07)       (0.44)       (0.13)
                                                        ---------    ---------    ---------    ---------
  Net income (loss)                                     $    0.50    $   (0.04)   $    0.35    $   (0.10)
                                                        =========    =========    =========    =========
Shares used in per share calculations:
  Basic                                                    30,573       29,039       30,480       28,514
                                                        =========    =========    =========    =========
  Diluted                                                  31,305       29,514       31,240       28,884
                                                        =========    =========    =========    =========



    See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)


                                                        December 31,   June 30,
                                                           1999          1999
                                                        -----------   ---------
ASSETS

Current Assets:
   Cash and cash equivalents                             $  23,280    $  58,663
   Short-term investments                                   23,800         --
                                                         ---------    ---------
                                                            47,080       58,663
   Receivables, net of allowances of $3,214 and $2,883      42,564       35,516
   Income tax receivable                                     7,953        3,258
   Inventories, at lower of cost (FIFO) or market:
      Raw materials and work in progress                    13,034       11,452
      Finished goods                                        27,261       24,392
                                                         ---------    ---------
                                                            40,295       35,844
   Deferred income taxes                                    10,167       17,595
   Prepaid expenses                                            427          634
   Assets of discontinued operations                        13,274       31,702
                                                         ---------    ---------

      Total current assets                                 161,760      183,212

Gaming machines on participation or lease                   32,282       26,866
Less accumulated depreciation                              (12,744)      (7,135)
                                                         ---------    ---------
                                                            19,538       19,731

Property, plant and equipment                               51,358       49,590
Less accumulated depreciation                              (20,002)     (17,750)
                                                         ---------    ---------
                                                            31,356       31,840
Other assets                                                 2,289        3,296
                                                         ---------    ---------

                                                         $ 214,943    $ 238,079
                                                         =========    =========



See notes to condensed consolidated financial statements.

                             WMS INDUSTRIES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Thousands of dollars)
                                 (Unaudited)


                                                               December 31,   June 30,
                                                                  1999          1999
                                                               -----------   ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   7,774    $   5,162
   Accrued compensation and related benefits                        2,339        2,919
   Accrued liability related to patent litigation                    --         38,543
   Liabilities related to discontinued operations                  12,592       13,933
   Other accrued liabilities                                        7,567        4,818
                                                                ---------    ---------
      Total current liabilities                                    30,272       65,375

Deferred income taxes                                                 428          625

Stockholders' equity:
   Preferred stock (5,000,000 shares authorized, none issued)        --           --
   Common stock (30,736,608 and 30,428,621 shares issued)          15,368       15,214
   Additional paid-in capital                                     182,161      180,989
   Accumulated deficit                                            (12,904)     (23,742)
                                                                ---------    ---------
                                                                  184,625      172,461
   Treasury stock, at cost (77,312 shares)                           (382)        (382)
                                                                ---------    ---------
      Total stockholders' equity                                  184,243      172,079
                                                                ---------    ---------

                                                                $ 214,943    $ 238,079
                                                                =========    =========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)


                                                                              Six Months Ended
                                                                                December 31,
                                                                              --------------------
                                                                                1999        1998
                                                                              --------    --------
Operating activities:
Net income (loss)                                                             $ 10,838    $ (2,879)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
       Loss from discontinued operations                                        13,669       3,701
       Reversal of excess accrual due to settlement of litigation              (13,160)       --
       Litigation payment                                                      (27,000)       --
       Depreciation and amortization                                             7,861       2,354
       Receivables provision                                                       370         350
       Deferred income taxes                                                    14,417        (567)
       Tax benefit from exercise of stock options                                  336          75
       (Decrease) increase from changes in operating assets and liabilities     (8,038)      5,253
                                                                              --------    --------
Net cash provided (used) by continuing operating activities                       (707)      8,287

Investing activities:
Purchase of property, plant and equipment                                       (1,768)     (3,712)
Additions to gaming machines on participation or lease                          (5,416)     (4,651)
Net change in short-term investments                                           (23,800)    (34,400)
                                                                              --------    --------
Net cash used by investing activities                                          (30,984)    (42,763)

Financing activities:
Cash received on exercise of common stock options                                  990       5,635
                                                                              --------    --------

Cash transfer (to) from discontinued operations                                 (4,682)        736
                                                                              --------    --------

Decrease in cash and cash equivalents                                          (35,383)    (28,105)
Cash and cash equivalents at beginning of period                                58,663      36,902
                                                                              --------    --------
Cash and cash equivalents at end of period                                    $ 23,280    $  8,797
                                                                              ========    ========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


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

    By January 2000, manufacturing for the pinball and cabinets segment was completed. Management expects to sell the finished goods inventory by June 2000. Any remaining property, including inventory and equipment, is expected to be sold or disposed of at the earliest practical date. The estimated loss on disposal is as follows (thousands of dollars):


                                                    Pre-tax   Income tax
                                                      loss      benefit      Net
                                                    -------   ----------   --------
Estimated loss on disposal                          $17,700     $ 6,700     $11,000
Estimated operating losses from
    October 25, 1999 to anticipated disposal date     3,600       1,400       2,200
                                                    -------     -------     -------
                                                    $21,300     $ 8,100     $13,200
                                                    =======     =======     =======



    Revenues of the pinball and cabinets segment were $5.5 million and $19.5 million for the quarter six months ended December 31, 1999, and $8.9 million and $13.9 million for the quarter and six months ended December 31, 1998. At December 31, 1999, the assets of the pinball and cabinets segment consisted of trade receivables, inventories and plant and equipment amounting to $13.3 million after deducting an allowance of $10.1 million for write-offs to estimated realizable value. The liabilities related to discontinued operations were $12.6 million, including $6.1 million of reserves established for shutdown costs and estimated operating losses through the disposal date.

4.  LITIGATION

    See Item 1 of Part II for the status of litigation.

5.  SEGMENT INFORMATION

    The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements reflecting the pinball and cabinets segment as discontinued operations (thousands of dollars):


                                                                         Three Months ended        Six Months ended
                                                                            December 31,             December 31,
                                                                      ----------------------    ----------------------
                                                                        1999         1998          1999         1998
                                                                      ---------    ---------    ---------    ---------
Revenues
  Gaming                                                              $  51,830    $  25,575    $  99,850    $  44,419
  Contract manufacturing                                                  3,013        4,512        6,179        7,436
                                                                      ---------    ---------    ---------    ---------
     Total revenues                                                   $  54,843    $  30,087    $ 106,029    $  51,855
                                                                      =========    =========    =========    =========
Gross Profit
  Gaming                                                              $  25,158    $   9,092    $  50,078    $  14,909
  Contract manufacturing                                                    389          548          805        1,013
                                                                      ---------    ---------    ---------    ---------
     Total gross profit                                               $  25,547    $   9,640    $  50,883    $  15,922
                                                                      =========    =========    =========    =========

Operating income (loss)
  Gaming                                                              $  13,338    $   1,568    $  28,464    $     903
  Contract manufacturing                                                    239          407          473          642
  Reversal of excess accrual due to settlement of litigation             13,160         --         13,160         --
  Common stock option adjustments                                          (912)        (601)        (912)        (601)
  Unallocated general corporate expenses                                 (1,409)        (880)      (3,218)      (1,458)
                                                                      ---------    ---------    ---------    ---------
     Total operating income (loss)                                       24,416          494       37,967         (514)

Interest and other income and expense, net                                  678          917        1,560        1,839
                                                                      ---------    ---------    ---------    ---------
Income from continuing operations before
        income taxes                                                  $  25,094    $   1,411    $  39,527    $   1,325
                                                                      =========    =========    =========    =========


          The basis of segmentation presented above is the same as that presented in the last annual report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward looking statements concerning our future business conditions and outlook based on currently available information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of these risks and uncertainties, including, without limitation, the financial strength of the gaming industry, the expansion of legalized gaming into new markets, the development, introduction and success of new games and new technologies and the ability to maintain the scheduling of such introductions, our ability to qualify for and maintain gaming licenses and approvals, the outcome of certain legal proceedings to which we are a party and other risks more fully described under "-Factors Affecting Future Performance" in our Annual Report on Form 10-K for the year ended June 30, 1999.

SIGNIFICANT EVENTS AND TRENDS

In October 1999, we announced that we had decided to close our pinball and cabinets segment as part of a plan to focus on our gaming segment. In the first quarter, we recorded a $21.3 million pre-tax loss on disposal, including cash expenses of $10.1 million for projected operating losses through the disposal date, severance pay, and shut down expenses. We do not anticipate that this discontinued operation will have a material effect on our liquidity or operations in future periods. The loss on disposal included about $11.2 million in non-cash losses from write-downs of receivables, inventory, plant and equipment to net realizable value on disposal. Tax benefits related to the loss on disposal were estimated to be $8.1 million. The exact amount of the proceeds received and the loss ultimately recorded will depend upon several factors over the course of the shut down period and at the date the sale of the remaining assets is consummated. Our consolidated financial statements have been restated to reflect the operating loss from the segment and the expected loss on disposal as a discontinued operation.

In December 1999, we announced that we had settled our litigation with International Game Technology regarding their Telnaes patent. We made a tax-deductible payment of $27.0 million to them and agreed to split evenly with them about $3.4 million held in an escrow account pending resolution of this matter. Because we had previously established a reserve of about $38.5 million for this litigation and previously expensed the amount, we recognized pre-tax income of $13.2 million in the current quarter from the reversal of the excess accrual. This resulted in an increase in income from continuing operations, on an after-tax basis, of $8.2 million, or $0.26 per diluted share.

RESULTS OF OPERATIONS

Segment information is presented in note 5 of the condensed consolidated financial statements in Part I, Item 1.


FINANCIAL CONDITION

Cash flows from operating, investing and financing activities during the six months ended December 31, 1999 resulted in a net cash decrease of $35.4 million as compared to a net cash decrease of $28.1 million during the six months ended December 31, 1998.

Cash provided by operating activities before changes in operating assets and liabilities was $7.3 million for the six months ended December 31, 1999 as compared to $3.0 million of cash provided by operations for the six months ended December 31, 1998. The current period's increase in cash provided from operations relative to the comparable prior year's period is primarily a result of increased revenues and resulting cash collected partially offset by the $27.0 million litigation settlement payment made in December 1999.

The changes in operating assets and liabilities for the six months ended December 31, 1999 were primarily due to increases in receivables and inventories from the comparable balances at June 30, 1999, partially offset by an increase in accounts payable. The operating assets and liability changes for the six months ended December 31, 1998 were primarily due to increases in accounts payable from the comparable balances at June 30, 1998.

Cash used by investing activities was $31.0 million for the six months ended December 31, 1999 compared with cash used of $42.8 million for the six months ended December 31, 1998. Cash used for the purchase of property, plant and equipment during the six months ended December 31, 1999 was $1.8 million compared to $3.7 million for the six months ended December 31, 1998. We used $5.4 million of cash for additions to gaming machines on participation or lease in the current six-month period, as compared to $4.7 million in the comparable prior year period. Net cash of $23.8 million was used for the purchase of short-term investments during the six months ended December 31, 1999 compared to $34.4 million in the prior year's six-month period.

We have no material commitments for property or equipment investments at this time.

Cash provided by financing activities, which was primarily from common stock option proceeds, for the six months ended December 31, 1999 was $1.0 million compared to $5.6 million in the prior year's six-month period. We have an unused $25.0 million revolving credit agreement expiring August 1, 2000, which contains customary bank line of credit terms.

During the current six-month period, management decided to withdraw a proposed offering of 3,500,000 shares of common stock due to adverse market conditions. Costs and expenses related to the offering of $0.4 million were written off in the first quarter. We expect no adverse changes in financial condition or results of operations as a result of this action.

We believe that existing cash, cash equivalents, short-term investments and available borrowing capacity together with funds generated from operations will be adequate to fund the anticipated level of inventories and receivables required in the operation of our business as well as to fund our other presently anticipated needs for the next twelve months.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH
THREE MONTHS ENDED DECEMBER 31, 1998

Consolidated revenues increased to $54.8 million in the quarter ended December 31, 1999 from $30.1 million in the quarter ended December 31, 1998. This resulted from market share growth in video and reel-type slot machine sales and from growth in revenues from the participation and per diem leases on the MONOPOLY(R) themed models. We shipped 4,301 gaming machines in the current quarter, resulting in product and parts sales of $34.8 million versus 3,078 machines and $22.9 million of sales in the comparable prior year quarter. Revenues from participation and lease rose to $17.0 million in the current quarter based on 3,518 units leased at the end of the period as compared to revenues of $2.7 million in the prior year's quarter from 501 units leased at the end of the prior year's period.

Consolidated gross profit increased to $25.5 million in the quarter ended December 31, 1999 from $9.6 million in the quarter ended December 31, 1998 due to the increased revenues from the gaming segment and more favorable gross margins. The gross margin percentage increased from 32.0% to 46.6% due to two reasons:


- we had a greater proportion of participation and lease revenue, which generates more favorable gross profits than traditional product sales; and

-  manufacturing efficiencies resulting from the increase in units manufactured.

Research and development expenses increased $0.6 million, or 27.2%, in the current quarter to $2.6 million as compared to $2.0 million in the prior year's quarter, which reflect our operating strategy of continuing to develop new themes and designs for our gaming machines.

Selling, general and administrative expenses increased $4.3 million, or 65.7%, in the current quarter to $10.8 million from $6.5 million in the prior year's quarter. The increase reflects continuing investment in staffing and support to manage sales growth, development of new markets domestically and internationally, and legal expenses for litigation and regulatory matters.

Consolidated operating income was $24.4 million in the December 31, 1999 quarter compared to income of $0.5 million in the prior year's quarter. This increase reflects the results of additional sales revenue, higher gross margins and a $13.2 million gain due to the litigation settlement for less than the reserved amount, partially offset by increased spending on research, selling and administrative expenses described above.

Income from continuing operations was $15.6 million, $0.50 per diluted share, for the quarter ended December 31, 1999 compared with, in the December 31, 1998 quarter, income from continuing operations of $0.9 million,

$0.03 per diluted share. These amounts are net of our provision for current and deferred taxes of $9.5 million and $0.5 million for the current and prior year quarter, respectively.

Net income, which includes continuing operations and discontinued operations, was $15.6 million, $0.50 per diluted share, for the quarter ended December 31, 1999 compared to a net loss of $1.2 million, $0.04 per diluted share, for the prior year fiscal quarter. The current quarter net income reflects a pre-tax gain of $13.2 million from the litigation settlement for less than the amount originally reserved, less related tax benefits of $5.0 million. The prior year's quarter reflected a pre-tax loss from the discontinued pinball and cabinets segment of $3.4 million, which represents the operating losses of that segment incurred in that quarter.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH
SIX MONTHS ENDED DECEMBER 31, 1998

Consolidated revenues increased to $106.0 million in the six months ended December 31,1999 from $51.9 million in the six months ended December 31, 1998. This resulted from market share growth in video and reel-type slot machine sales and from growth in revenues from the participation and per diem leases on the MONOPOLY(R) themed models. We shipped 8,384 gaming machines for product sales of $67.1 million for the current year-to-date period versus 5,413 machines and $39.8 million in the comparable prior year period. Revenues from participation and lease rose to $32.8 million in the current quarter based on 3,518 units leased at the end of the period as compared to revenues of $4.7 million in the prior year's period from 501 units leased at the end of the prior year's period.

Consolidated gross profit increased to $50.9 million in the six months ended December 31, 1999 from $15.9 million in the six months ended December 31, 1998 due to the increased revenues from the gaming segment and more favorable gross margins. The gross margin percentage increased from 30.7% to 48.0% due to two reasons:

- we had a greater percentage of participation and lease revenue, which generates more favorable gross profits than traditional product sales; and

-  manufacturing efficiencies resulting from the increase in units manufactured.

Research and development expenses increased $1.3 million, or 34.0%, in the current six-month period to $5.2 million as compared to $3.9 million in the prior year's six-month period, which reflect our operating strategy of continuing to develop new themes and designs for our gaming machines.

Selling, general and administrative expenses increased $8.1 million, or 67.0%, in the current six-month period to $20.0 million from $11.9 million in the prior year's six-month period. The increase reflects continuing investment in staffing and support to manage sales growth, development of new markets domestically and internationally, and legal expenses for litigation and regulatory matters.

Consolidated operating income was $38.0 million in the half year ended December 31, 1999, compared to a loss of $0.5 million in the prior year's first half. This increase reflects a $13.2 million gain due to the litigation settlement for less than the reserved amount and the results of additional sales revenue and higher gross margins, partially offset by increased spending on research, selling and administrative expense categories.

Income from continuing operations was $24.5 million, $0.79 per diluted share, for the six months ended December 31, 1999 compared with, in the six months ended December 31, 1998, income from continuing operations of $0.8 million, $0.03 per diluted share. These amounts are net of our provision for current and deferred taxes of $15.0 million and $0.5 million for the current and prior year six-month period, respectively.

Net income, which includes continuing operations and discontinued operations, was $10.8 million, $0.35 per diluted share, for the six months ended December 31, 1999 compared to a net loss of $2.9 million, $0.10 per diluted share, for the prior year six-month period. The current period net income reflects a pre-tax gain of $13.2 million from the litigation settlement for less than the amount originally reserved, less related tax benefits of $5.0 million. This was offset by pre-tax losses from the discontinued pinball and cabinet segment totaling $22.0 million and $8.3 million of related tax benefits in the first quarter. The pre-tax losses on discontinued operations includes $11.2 million of non-cash write-offs of inventory, accounts receivable and property and equipment to estimated net realizable value; $10.1 million in reserves for shutdown expenses

(including future operating losses of $3.6 million); and the first quarter's operating loss of $0.7 million. The prior year's period reflected a pre-tax loss from the discontinued pinball and cabinets segment of $6.0 million, which represents the operating losses of that segment incurred in that period.

YEAR 2000

The term Year 2000 is used to refer to a worldwide computer-related problem where some software programs and embedded programs in electronic systems microprocessors will not work properly when processing a date after 1999.

We have not yet experienced any Year 2000 problems with regard to our suppliers or our tools and production equipment. As a result, we have not experienced any delay in the receipt of raw material, production of finished goods or shipments to customers. We have been notified that about 800 of our video lottery terminals in operation for the Delaware Lottery became temporarily inoperative in late December 1999. We repaired the problem within a week, which involved replacing certain computer chips in the machines. The cause of this malfunction is currently under investigation. We have reserved $750,000 for the expenses related to fixing this problem and associated costs. Because these machines were of a specific model used by a single customer, we believe that the malfunction discussed above represents an isolated case and does not indicate a systemic risk to us. We are not aware of any other similar problems, and do not anticipate a materially adverse change in our liquidity or financial position as a result of such problems.

We began addressing this problem in 1996. We believe that the systems utilized for our internal operations have been made Year 2000 ready at an estimated cost of $1,600,000. We also believe that malfunctioning tools or equipment using embedded microprocessors will not affect our assembly of products, because the assembly process is not heavily reliant on these tools or equipment.

We have contacted our most important suppliers and customers to assess their potential Year 2000 problems, but we cannot determine with certainty our suppliers' or customers' levels of year 2000 readiness. In the event that they experience a Year 2000-related failure, they may expose us to Year 2000 problems. Based on our experience to date, we believe our suppliers and customers are Year 2000 compliant. If our suppliers or customers experience any Year 2000 problems, we will adjust the shipping dates for products accordingly. At worst, we would expect a short-term delay in shipments, however we have not experienced any Year 2000 delays in this regard to date.

This discussion of Year 2000 risks and readiness contains certain forward-looking statements concerning future conditions and our business outlook based on currently available information that involve risks and uncertainties. The actual state of our Year 2000 readiness and exposure could differ materially from that anticipated in the forward-looking statements as a result of certain risks and uncertainties, including, without limitation, the Year 2000 readiness of suppliers, customers and other business partners.

MONOPOLY(R) is a registered trademark of Hasbro. (C) 1999 Hasbro, Inc. All rights reserved. Used with permission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

The information concerning the patent litigation between International Game Technology ("IGT") and us as set forth in "Item 3. Legal Proceedings" in our Annual Report on Form 10-K for the year ended June 30, 1999 ("1999 10-K") is incorporated here by this reference. Capitalized terms used and not otherwise defined here shall have the same meanings ascribed to those terms in the 1999 10-K.

On December 10, 1999, we settled both the Model 400 and Model 401 litigation with IGT regarding their Telnaes patent. We have agreed not to manufacture, use or sell any gaming machines in violation of the patent, which expires in February, 2002. We also paid IGT $27.0 million and split evenly with them about $3.4 million previously held in an escrow account.





ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(a) Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the year ended June 30, 1994.

3(b) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware of February 25, 1998, incorporated by reference to Exhibit 3(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3(c) Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to Exhibit A to the Rights Agreement dated as of March 5, 1998 between us and The Bank of New York, as Rights Agent, filed as Exhibit 1 to our registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998.

3(d) By-Laws of WMS, as amended and restated through June 26, 1996,incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended June 30, 1996.

27    Financial Data Schedule



(b) Reports on Form 8-K.

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 WMS INDUSTRIES INC.




Dated:  February 14, 2000                         By: /s/ Jeffrey M. Schroeder
                                                  Jeffrey M. Schroeder
                                                  Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                  EXHIBIT INDEX



 No.                                Description
-----                               -----------

3(a) Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the year ended June 30, 1994.

3(b) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware of February 25, 1998, incorporated by reference to Exhibit 3(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3(c) Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to Exhibit A to the Rights Agreement dated as of March 5, 1998 between us and The Bank of New York, as Rights Agent, filed as Exhibit 1 to our registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998.

3(d) By-Laws of WMS, as amended and restated through June 26, 1996,incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended June 30, 1996.

27       Financial Data Schedule