Form 10-Q
period 2000-03-31
WMS INDUSTRIES INC /DE/
filed 2000-05-12
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

                                 (773) 961-1111
                                 ---------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X]     NO
                                     -----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,773,388 shares of common stock, $.50 par value, were outstanding at May 9, 2000 after deducting 77,312 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX



PART I. FINANCIAL INFORMATION:
                                                                                   Page
                                                                                  Number
    ITEM 1.  Financial Statements:
             Condensed Consolidated Statements of Income -
             Three and nine months ended March 31, 2000 and 1999..............      2

             Condensed Consolidated Balance Sheets -
             March 31, 2000 and June 30, 1999.................................    3-4

             Condensed Consolidated Statements of Cash Flows -
             Nine months ended March 31, 2000 and 1999........................      5

             Notes to Condensed Consolidated Financial Statements.............    6-7


    ITEM 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................   8-11

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.......     11

PART II.  OTHER INFORMATION:

    ITEM 1.  Legal Proceedings................................................     12

    ITEM 4.  Submission of Matters to a Vote of Security Holders..............     12

    ITEM 6.  Exhibits and Reports on Form 8-K.................................     12



SIGNATURES   .................................................................     14

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                                                     WMS INDUSTRIES INC.
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (Thousands, except per share amounts)
                                                         (Unaudited)
                                                                       Three Months ended          Nine Months ended
                                                                           March 31,                   March 31,
                                                                   -----------------------      ------------------------
                                                                      2000           1999          2000          1999
                                                                   ---------     ---------      ---------      ---------
Revenues
    Machine sales                                                  $  32,308     $  28,110      $  99,427      $  67,862
    Participation and leasing                                         16,831     $   6,555         49,562         11,222
                                                                   ---------     ---------      ---------      ---------
      Total gaming revenues                                           49,139        34,665        148,989         79,084
    Contract manufacturing                                             3,470         3,794          9,649         11,230
                                                                   ---------     ---------      ---------      ---------
      Total revenues                                                  52,609        38,459        158,638         90,314
Costs and Expenses
    Cost of gaming revenue                                            24,030        21,211         73,802         50,721
    Cost of contract manufacturing                                     3,129         3,308          8,503          9,731
    Research and development                                           3,177         2,520          8,385          6,408
    Reversal of excess accrual due to settlement of litigation          --            --          (13,160)          --
    Common stock option adjustments                                      851           539          1,763          1,140
    Selling and administrative                                         9,842         6,822         29,798         18,769
                                                                   ---------     ---------      ---------      ---------
Total costs and expenses                                              41,029        34,400        109,091         86,769
                                                                   ---------     ---------      ---------      ---------
Operating income                                                      11,580         4,059         49,547          3,545

Interest and other income and expense, net                               854           946          2,414          2,785
                                                                   ---------     ---------      ---------      ---------
Income from continuing operations before income taxes                 12,434         5,005         51,961          6,330

Provision for income taxes                                             4,725         1,916         19,745          2,419
                                                                   ---------     ---------      ---------      ---------
Income from continuing operations                                      7,709         3,089         32,216          3,911

Discontinued operations, net of applicable taxes
      Loss from discontinued operations                                 --          (1,252)          (469)        (4,953)
      Costs related to discontinuance                                   --            --          (13,200)          --
                                                                   ---------     ---------      ---------      ---------

Net income (loss)                                                  $   7,709     $   1,837      $  18,547      $  (1,042)
                                                                   =========     =========      =========      =========

Basic earnings (loss) per share of common stock:
    Net income from continuing operations                          $    0.25     $    0.10      $    1.05      $    0.13
    Loss from discontinued operations                                   --           (0.04)         (0.44)         (0.17)
                                                                   ---------     ---------      ---------      ---------
    Net income (loss)                                              $    0.25     $    0.06      $    0.61      $   (0.04)
                                                                   =========     =========      =========      =========

Diluted earnings (loss) per share of common stock:
    Net income from continuing operations                          $    0.25     $    0.10      $    1.03      $    0.13
    Loss from discontinued operations                                   --           (0.04)         (0.44)         (0.17)
                                                                   ---------     ---------      ---------      ---------
    Net income (loss)                                              $    0.25     $    0.06      $    0.59      $   (0.04)
                                                                   =========     =========      =========      =========

Shares used in per share calculations:
    Basic                                                             30,726        30,055         30,562         29,020
                                                                   =========     =========      =========      =========
    Diluted                                                           31,361        30,800         31,236         29,646
                                                                   =========     =========      =========      =========

See notes to condensed consolidated financial statements.


                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)

                                                            March 31,      June 30,
                                                             2000            1999
                                                           ---------      ---------
ASSETS
Current assets:
   Cash and cash equivalents                               $  64,920      $  58,663
   Receivables, net of allowances of $3,388 and $2,883        40,172         35,516
   Income tax receivable                                       4,646          3,258
   Inventories, at lower of cost (FIFO) or market:
      Raw materials and work in progress                      13,776         11,452
      Finished goods                                          26,363         24,392
                                                           ---------      ---------
                                                              40,139         35,844
   Deferred income taxes                                      10,167         17,595
   Prepaid expenses                                              492            634
   Assets of discontinued operations                          10,766         31,702
                                                           ---------      ---------
      Total current assets                                   171,302        183,212
                                                           ---------      ---------

Gaming machines on participation or lease                     27,463         26,866
Less accumulated depreciation                                (10,001)        (7,135)
                                                           ---------      ---------
                                                              17,462         19,731

Property, plant and equipment                                 51,846         49,590
Less accumulated depreciation                                (20,498)       (17,750)
                                                           ---------      ---------
                                                              31,348         31,840
Other assets                                                   2,174          3,296
                                                           ---------      ---------

                                                           $ 222,286      $ 238,079
                                                           =========      =========


See notes to condensed consolidated financial statements.



                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)


                                                                  March 31,      June 30,
                                                                    2000           1999
                                                                  ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $   6,022      $   5,162
   Accrued compensation and related benefits                          2,471          2,919
   Accrued liability related to patent litigation                      --           38,543
   Liabilities related to discontinued operations                    12,487         13,933
   Other accrued liabilities                                          7,350          4,818
                                                                  ---------      ---------
      Total current liabilities                                      28,330         65,375
                                                                  ---------      ---------

Deferred income taxes                                                   428            625

Stockholders' equity:
   Preferred stock (5,000,000 shares authorized, none issued)          --             --
   Common stock (30,821,813 and 30,428,621 shares issued)            15,411         15,214
   Additional paid in capital                                       183,694        180,989
   Accumulated deficit                                               (5,195)       (23,742)
                                                                  ---------      ---------
                                                                    193,910        172,461
   Treasury stock, at cost (77,312 shares)                             (382)          (382)
                                                                  ---------      ---------
      Total stockholders' equity                                    193,528        172,079
                                                                  ---------      ---------

                                                                  $ 222,286      $ 238,079
                                                                  =========      =========


See notes to condensed consolidated financial statements.


                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                                  Nine Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                  2000          1999
                                                                                --------      --------
Operating activities:
Net income (loss)                                                               $ 18,547      $ (1,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Loss from discontinued operations                                          13,669         4,953
       Reversal of excess accrual due to settlement of litigation                (13,160)         --
       Litigation payment                                                        (27,000)         --
       Depreciation and amortization                                              11,526         4,376
       Receivables provision                                                         505           635
       Deferred income taxes                                                      15,331           245
       Tax benefit from exercise of stock options                                  1,624            75
       (Decrease) increase from changes in operating assets and liabilities       (4,936)        2,255

                                                                                --------      --------
Net cash provided by continuing operating activities                              16,106        11,497

Investing activities:
Purchase of property, plant and equipment                                         (2,487)       (5,887)
Additions to gaming machines on participation or lease                            (6,361)      (13,326)
Net change in short-term investments                                                --           3,100
                                                                                --------      --------
Net cash used by investing activities                                             (8,848)      (16,113)

Financing activities:
Cash received on exercise of common stock options                                  1,278         6,919
                                                                                --------      --------

Cash transfer (to) from discontinued operations                                   (2,279)        1,985
                                                                                --------      --------

Increase in cash and cash equivalents                                              6,257         4,288
Cash and cash equivalents at beginning of period                                  58,663        36,902
                                                                                --------      --------
Cash and cash equivalents at end of period                                      $ 64,920      $ 41,190
                                                                                ========      ========





See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.


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

         By January 2000, manufacturing for the pinball and cabinets segment was completed. Management expects to sell the finished goods inventory by June 2000. Any remaining property, including inventory and equipment, is expected to be sold or disposed of at the earliest practical date. The estimated loss on disposal is as follows (thousands of dollars):


                                                                 Pre-tax      Income tax
                                                                   loss         benefit           Net
                                                                ---------     ----------      ---------
          Estimated loss on disposal                             $ 17,700       $ 6,700        $ 11,000
          Estimated operating losses from
              October 25, 1999 to anticipated disposal date         3,600         1,400           2,200
                                                                ---------     ---------       ---------
                                                                 $ 21,300       $ 8,100        $ 13,200
                                                                =========     =========       =========

         Revenues of the pinball and cabinets segment were $3.4 million and $22.9 million for the quarter and nine months ended March 31, 2000, and $10.5 million and $24.4 million for the quarter and nine months ended March 31, 1999. At March 31, 2000, the assets of the pinball and cabinets segment consisted of trade receivables, inventories and plant and equipment amounting to $10.8 million after deducting an allowance of $9.3 million for write-offs to estimated realizable value. The liabilities related to discontinued operations were $12.5 million, including $4.8 million of reserves established for shutdown costs and estimated operating losses through the disposal date.

4.       LITIGATION

         See Item 1 of Part II for the status of litigation.

5.       SEGMENT INFORMATION

         The following summarizes the Condensed Consolidated Statements of Income for the periods shown in the format presented as segment information in the notes to the year-end consolidated financial statements reflecting the pinball and cabinets segment as discontinued operations (thousands of dollars):



                                                                    Three Months ended                Nine Months ended
                                                                         March 31,                        March 31,
                                                                  ------------------------      ------------------------
                                                                     2000          1999            2000           1999
                                                                  ---------      ---------      ---------      ---------
Revenues
  Gaming                                                          $  49,139      $  34,665      $ 148,989      $  79,084
  Contract manufacturing                                              3,470          3,794          9,649         11,230
                                                                  ---------      ---------      ---------      ---------
     Total revenues                                               $  52,609      $  38,459      $ 158,638      $  90,314
                                                                  =========      =========      =========      =========

Gross Profit
  Gaming                                                          $  25,109      $  13,454      $  75,187      $  28,363
  Contract manufacturing                                                341            486          1,146          1,499
                                                                  ---------      ---------      ---------      ---------
     Total gross profit                                           $  25,450      $  13,940      $  76,333      $  29,862
                                                                  =========      =========      =========      =========

Operating income (loss)
  Gaming                                                          $  13,341      $   4,818      $  41,805      $   5,721
  Contract manufacturing                                                262            333            735            975
  Reversal of excess accrual due to settlement of litigation           --             --           13,160           --
  Common stock option adjustments                                      (851)          (539)        (1,763)        (1,140)
  Unallocated general corporate expenses                             (1,172)          (553)        (4,390)        (2,011)
                                                                  ---------      ---------      ---------      ---------
     Total operating income                                          11,580          4,059         49,547          3,545

Interest and other income and expense, net                              854            946          2,414          2,785
                                                                  ---------      ---------      ---------      ---------
Income from continuing operations before
        income taxes                                              $  12,434      $   5,005      $  51,961      $   6,330
                                                                  =========      =========      =========      =========

         The basis of segmentation presented above is the same as that presented in the last annual report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward looking statements concerning our future business conditions and outlook based on currently available information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of these risks and uncertainties, including, without limitation, the financial strength of the gaming industry, the expansion of legalized gaming into new markets, the development, introduction and success of new games and new technologies and the ability to maintain the scheduling of such introductions, our ability to qualify for and maintain gaming licenses and approvals, the outcome of certain legal proceedings to which we are a party and other risks more fully described under "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 1999.


SIGNIFICANT EVENTS AND TRENDS

In October 1999, we announced that we had decided to close our pinball and cabinets segment as part of a plan to focus on our gaming segment. In the first quarter, we recorded a $21.3 million pre-tax loss on disposal, including cash expenses of $10.1 million, for projected operating losses through the disposal date, severance pay, and shut down expenses. We do not anticipate that this discontinued operation will have a material effect on our liquidity or operations in future periods. The loss on disposal included about $11.2 million in non-cash losses from write-downs of receivables, inventory, plant and equipment to net realizable value on disposal. Tax benefits related to the loss on disposal were estimated to be $8.1 million. The exact amount of the proceeds received and the loss ultimately recorded will depend upon several factors over the course of the shut down period and at the date the sale of the remaining assets is consummated. Our consolidated financial statements have been restated to reflect the operating loss from the segment and the expected loss on disposal as a discontinued operation.

In December 1999, we announced that we had settled our litigation with International Game Technology regarding their Telnaes patent. We made a tax-deductible payment of $27.0 million to them and agreed to split evenly with them about $3.4 million held in an escrow account pending resolution of this matter. Because we had previously established a reserve of about $38.5 million for this litigation and previously expensed that amount, we recognized pre-tax income of $13.2 million in the December 1999 quarter from the reversal of the excess accrual. This resulted in an increase in income from continuing operations, on an after-tax basis, of $8.2 million, or $0.26 per diluted share.


FINANCIAL CONDITION

Cash flows from operating, investing and financing activities during the nine months ended March 31, 2000 resulted in a net cash increase of $6.3 million as compared to a net cash increase of $4.3 million during the nine months ended March 31, 1999.

Cash provided by operating activities before changes in operating assets and liabilities was $21.0 million for the nine months ended March 31, 2000 as compared to $9.2 million of cash provided by operations for the nine months ended March 31, 1999. The current period's increase in cash provided from operations before changes in operating assets and liabilities relative to the comparable prior year's period is primarily a result of an increase in non-cash depreciation and amortization related primarily to gaming machines on participation or lease coupled with a higher loss from discontinued operations and the net increase in deferred income taxes partially offset by the payment for the litigation settlement with IGT and the reversal of the excess accrual due to the settlement of litigation.

The changes in operating assets and liabilities for the nine months ended March 31, 2000 were primarily due to increases in receivables and inventories from the comparable balances at June 30, 1999, partially offset by an increase in accounts payable. The operating assets and liabilities changes for the nine months ended March 31, 1999 were primarily due to increases in accounts payable from the comparable balances at June 30, 1998.

Cash used by investing activities was $8.8 million for the nine months ended March 31, 2000 compared with cash used of $16.1 million for the nine months ended March 31, 1999. Cash used for the purchase of property, plant and equipment during the nine months ended March 31, 2000 was $2.5 million compared to $5.9 million for the nine months ended March 31, 1999. We used $6.4 million of cash for additions to gaming machines on participation or lease in the current nine-month period, as compared to $13.3 million in the comparable prior year period. Net cash of $3.1 million was received from the maturity of short-term investments during the nine months ended March 31, 1999.

We have no material commitments for property or equipment investments at this time.

Cash provided by financing activities, which was primarily from common stock option proceeds, for the nine months ended March 31, 2000 was $1.3 million compared to $6.9 million in the prior year's nine-month period. We have an unused $25.0 million revolving credit agreement expiring August 1, 2000, which contains customary bank line of credit terms.

During the current nine-month period, management decided to withdraw a proposed offering of 3,500,000 shares of common stock due to adverse market conditions. Costs and expenses related to the offering of $0.4 million were written off in the September 1999 quarter. We expect no adverse changes in financial condition or results of operations as a result of this action.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH
THREE MONTHS ENDED MARCH 31, 1999

Consolidated revenues increased to $52.6 million in the quarter ended March 31, 2000 from $38.5 million in the quarter ended March 31, 1999. This resulted from unit price increases for video and reel-type slot machines and from growth in the installed base of participation and leased games on the MONOPOLY(R) themed models. We shipped 3,684 gaming machines in the current quarter, resulting in product and parts sales of $32.3 million versus 3,688 machines and $28.1 million of product and parts sales in the comparable prior year quarter. Revenues from participation and leased games rose 157% to $16.8 million in the current quarter based on 3,630 units leased at the end of the period as compared to revenues of $6.6 million in the prior year's quarter based on 1,814 units leased at the end of the prior year's period.

Consolidated gross profit increased 83% to $25.4 million in the quarter ended March 31, 2000 from $13.9 million in the quarter ended March 31, 1999 due to continued growth in participation and lease revenues, higher average unit sales pricing, and cost and productivity gains. The gross margin percentage increased from 36.2% to 48.4%.

Research and development expenses increased $0.7 million, or 26.1%, in the current quarter to $3.2 million as compared to $2.5 million in the prior year's quarter, which reflects our operating strategy of continuing to develop new themes and designs for our gaming machines.

Selling and administrative expenses increased $3.0 million, or 44.3%, in the current quarter to $9.8 million from $6.8 million in the prior year's quarter. The increase reflects continuing investment in staffing and support due to the growth in revenues, higher investment in development of new markets domestically and internationally, and higher legal expenses for litigation and regulatory matters.

Consolidated operating income was $11.6 million in the March 31, 2000 quarter compared to income of $4.0 million in the prior year's quarter. This increase results from higher revenue and gross margins, partially offset by increased spending on research and development and selling and administrative expenses described above.

Income from continuing operations was $7.7 million, $0.25 per diluted share, for the quarter ended March 31, 2000 compared with income from continuing operations of $3.1 million, $0.10 per diluted share, in the March 31, 1999 quarter. These amounts are net of our provision for current and deferred taxes of $4.7 million and $1.9 million for the current and prior year quarter, respectively.

Net income, which includes both continuing operations and discontinued operations, was $7.7 million, $0.25 per diluted share, for the quarter ended March 31, 2000 compared to net income of $1.8 million, $0.06 per diluted share, for the prior year fiscal quarter. The prior year's quarter reflected a pre-tax loss from the discontinued pinball and cabinets segment of $1.3 million, which represents the operating losses of that segment incurred in that quarter.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED WITH
NINE MONTHS ENDED MARCH 31, 1999

Consolidated revenues increased to $158.6 million in the nine months ended March 31, 2000 from $90.3 million in the nine months ended March 31, 1999. This resulted from unit price increases and market share growth in video and reel-type slot machine sales and from growth in the installed base of participation and leased games on the MONOPOLY(R) themed models. We shipped 12,068 gaming machines for product sales of $99.4 million for the current year-to-date period versus 9,101 machines and $67.9 million of product sales in the comparable prior year period. Revenues from participation and leased games rose to $49.6 million in the current nine month period based on 3,630 units leased at the end of the period as compared to revenues of $11.2 million in the prior year's nine-month period from 1,814 units leased at the end of the prior year's period.

Consolidated gross profit increased to $76.3 million in the nine months ended March 31, 2000 from $29.9 million in the nine months ended March 31, 1999 due continued growth in participation and lease revenues, higher average unit sales pricing, and cost and productivity gains. The gross margin percentage increased from 33.1% to 48.1%.

Research and development expenses increased $2.0 million, or 30.9%, in the current nine-month period to $8.4 million as compared to $6.4 million in the prior year's nine-month period, which reflects our operating strategy of continuing to develop new themes and designs for our gaming machines.

Selling and administrative expenses increased $11.0 million, or 58.8%, in the current nine-month period to $29.8 million from $18.8 million in the prior year's nine-month period. The increase reflects continuing investment in staffing and support due to the growth in revenues, higher investment in development of new markets domestically and internationally, and higher legal expenses for litigation and regulatory matters.

Consolidated operating income was $49.5 million in the nine months ended March 31, 2000, compared to income of $3.5 million in the prior year's nine month period. This reflects a $13.2 million pre-tax increase to income due to the litigation settlement for less than the amount reserved and the results of increased sales revenues and higher gross margins, partially offset by increased spending on research and development, and selling and administrative expenses as described above.

Income from continuing operations was $32.2 million, $1.03 per diluted share, for the nine months ended March 31, 2000 compared with, income from continuing operations of $3.9 million, $0.13 per diluted share, in the nine months ended March 31, 1999. These amounts are net of our provision for current and deferred taxes of $19.7 million and $2.4 million for the current and prior year nine-month period, respectively.

Net income, which includes both continuing operations and discontinued operations, was $18.5 million, $0.59 per diluted share, for the nine months ended March 31, 2000 compared to a net loss of $1.0 million, $0.04 per diluted share, for the prior year nine-month period. The current period net income reflects a pre-tax gain of $13.2 million from the litigation settlement for less than the amount originally reserved, less related tax benefits of $5.0 million. This was offset by pre-tax losses from the discontinued pinball and cabinet segment totaling $22.0 million and $8.3 million of related tax benefits in the first quarter. The pre-tax losses on discontinued operations includes $11.2 million of non-cash write-offs of inventory, accounts receivable and property and equipment to estimated net realizable value; $10.1 million in reserves for shutdown expenses (including future operating losses of $3.6 million); and the first quarter's operating loss of $0.7 million. The prior year's period reflected a pre-tax loss from the discontinued pinball and cabinets segment of $8.0 million, which represents the operating losses of that segment incurred in that period.

YEAR 2000

The term Year 2000 is used to refer to a computer-related problem where some software programs and embedded programs in electronic systems microprocessors may not work properly when processing a date after 1999.

About 800 of our video lottery terminals in operation for the Delaware Lottery became temporarily inoperative in late December 1999. We repaired the problem within a week, which involved replacing certain computer chips in the machines. In April 2000, we paid in settlement a total of $1,012,000, of which amount $750,000 had been reserved for in the December 1999 quarter. Because these machines were of a specific model used by a single customer, we believe that the malfunction discussed above represents an isolated case and does not indicate a systemic risk to us. We are not aware of any other date-related problems, and do not anticipate a materially adverse change in our liquidity or financial position as a result of such problems.


MONOPOLY(R)is a registered trademark of Hasbro.(C) 1999 Hasbro, Inc. All rights reserved. Used with permission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The information concerning the patent litigation between International Game Technology ("IGT") and us as set forth in "Part II Item 1 Legal Proceedings" in our quarterly report on Form 10-Q for the quarter ended September 30, 1999, is incorporated here by this reference.

On February 14, 2000, WMS filed its Answer and Counterclaim to Compliant denying IGT's allegations of infringement of U.S. Pat. No. 5,951,397, and raising affirmative defenses and counterclaims concerning violations by IGT of federal antitrust laws and other state laws. On February 25, 2000, IGT filed its Plaintiff's Motion for Leave to File Amended Compliant Against WMS.

On February 25, 2000, IGT filed its Plaintiff's Motion for Leave to File Amended Complaint Against WMS.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on January 25, 2000. The matters submitted to a stockholder vote were:

1)   the election of eight members to the Board of Directors; and

2) the ratification of the appointment of Ernst & Young LLP as independent auditors for the 2000 fiscal year.

The voting results were as follows:

1) Our stockholders re-elected each of the eight incumbent directors, as follows:

                      Nominee                  For           Withheld
              -------------------------   ------------      ----------
              William C. Bartholomay       29,260,620         315,902
              William E. McKenna           29,257,340         318,372
              Norman J. Menell             29,260,602         315,110
              Louis J. Nicastro            29,257,790         317,922
              Neil D. Nicastro             29,107,332         468,380
              Harvey Reich                 29,258,790         316,922
              David M. Satz, Jr.           29,253,690         322,022
              Ira S. Scheinfeld            28,958,402         617,310

2) Stockholders voted 29,487,094 shares (99.7% of the shares represented at the meeting) in favor of the ratification of the appointment of Ernst & Young LLP as independent auditors for the 2000 fiscal year; 64,330 shares (0.2% of the shares represented at the meeting) voted against approval, and 24,288 shares (less than 0.1% of the shares represented at the meeting) abstained from voting or were unmarked and not voted.

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

3(d) By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended June 30, 1996.

10(a)    Employment Agreement dated as of March 21, 2000 between WMS and Brian
         R. Gamache

27       Financial Data Schedule


(b)      Reports on Form 8-K.

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WMS INDUSTRIES INC.



Dated:  May 12, 2000            By: /s/  Scott D. Schweinfurth
                                    -----------------------------------
                                         Scott D. Schweinfurth
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX


No.                                 Description
---                                 -----------

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

10(a)    Employment Agreement dated as of March 21, 2000 between WMS and Brian
         R. Gamache

27       Financial Data Schedule