Form 10-K405
period 2000-06-30
WMS INDUSTRIES INC /DE/
filed 2000-09-27
CIK 350077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER 1-8300

                              WMS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        36-2814522
       (State or other jurisdiction of              (I.R.S. Employer Identification Number)
       incorporation or organization)

3401 NORTH CALIFORNIA AVE.,CHICAGO, ILLINOIS                         60618
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

Yes  X                No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the 31,247,360 shares of common stock held by non-affiliates of the registrant on September 15, 2000 was $529,252,160. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On that date, the number of shares of common stock outstanding (excluding 77,312 shares held as treasury shares) was 31,395,932 shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     As used in this Annual Report on Form 10-K, the terms "we," "us," "our' and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $.50 par value per share.

     WMS Gaming(R) and Puzzle Pays(TM) are trademarks of our subsidiary WMS Gaming Inc. Our product names mentioned in this report are trademarks of WMS Gaming Inc., except where they are licensed. Williams(R), DCS Sound System(R) and Dotmation(TM)are trademarks of our subsidiary Williams Electronics Games, Inc. Monopoly(R), Scrabble(R), Chance(R) and Community Chest(R) are trademarks of Hasbro, Inc. Pictionary(R) is a trademark of Pictionary Incorporated, and Jumble(R) is a trademark of Tribune Media Services, Inc. The other trademarks mentioned in this report are the property of their respective owners.

     This report contains "forward-looking statements," within the meaning of the federal securities laws. These statements describe our beliefs concerning future business conditions and the outlook for WMS based on currently available information. Wherever possible, we have identified these forward looking statements by words such as "may," "will," "expect,"anticipate," "believe," "estimate," and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties. These risks and uncertainties include:

     - the financial strength of the gaming industry;

     - the actual proceeds and expenses of the disposition of the assets and liabilities of our discontinued pinball and cabinets and contract manufacturing segments;

     - the expansion of legalized gaming into new markets;

     - legislative and regulatory changes in existing gaming markets;

     - the success of new games and new technologies that we develop and introduce;

     - our ability to maintain the scheduling of our planned introductions;

     - software malfunctions discovered after a machine is widely distributed;

     - technical obsolescence of widely used electronic components; and

     - our ability to qualify for and maintain gaming licenses and approvals,

as well as the items set forth under Item 1. Business -- Risk Factors. We do not intend to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Material containing forward looking statements may be found in the materials set forth under Item 1. Business, Item
3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1. BUSINESS.

                          DEVELOPMENT OF OUR BUSINESS

     WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. and succeeded to the amusement game business that had been conducted for almost 30 years by our predecessors. We are now focused exclusively on the design, manufacture and marketing of video and reel-spinning gaming machines and video lottery terminals.

     We conduct our gaming machine business through our subsidiary WMS Gaming Inc., which markets its products under the Williams and WMS Gaming trademarks. Our fiscal year begins on July 1 and ends on June 30. For information about our revenues, net income and assets, see our Consolidated Financial Statements included in this report. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We have discontinued our contract manufacturing of video games with operations expected to cease effective September 30, 2000. During fiscal 2000, we shut down our former pinball game design and manufacturing and cabinet manufacturing operations. The financial position, results of operations and cash flows of our former pinball and cabinets business and contract manufacturing business are reported as discontinued operations in our Consolidated Financial Statements included in this report.

     Our principal executive offices are located at 3401 North California Avenue, Chicago, Illinois 60618, and our telephone number is (773) 961-1111. By the end of calendar year 2000, we expect to move our principal executive offices and manufacturing operations to 800 S. Northpoint Boulevard, Waukegan, Illinois 60085. We are renovating and expanding our existing Chicago facilities and expect to complete renovations during calendar year 2001. See "--Design, Research and Product Development."

                                COMPANY OVERVIEW

     We are a leading designer, manufacturer and marketer of innovative video and reel spinning gaming machines and video lottery terminals. We seek to develop gaming machines that offer greater entertainment value than traditional slot machines and generate greater revenues for casinos and other gaming machine operators. Our gaming machines incorporate secondary bonus rounds, advanced graphics, digital sound and engaging game themes, some of which include popular songs and recognized trademarks. Our gaming machines are installed in all of the major gaming jurisdictions in the U.S. and in numerous foreign jurisdictions. Our gaming revenues increased to $216.7 million in fiscal 2000 from $126.0 million in fiscal 1999 and $56.8 million in fiscal 1998.

     In 1997, we introduced Reel 'Em In, our first single-themed, multi-coin, multi-line video gaming machine that incorporates a secondary bonus game. Our multi-coin, multi-line gaming machines accept up to 150 coins at a time and have up to 15 distinct pay lines. In addition, secondary bonusing creates a "game-within-a-game" that rewards players by offering them a chance to advance from the primary game to a secondary game. The secondary game also gives the players additional payoff opportunities and allows them to interact with the game by choosing from various entertaining options in the bonus round. The success of Reel 'em In led to our introduction of a series of video gaming machines based on this design, and a series of reel spinning gaming machines, each featuring a unique and entertaining theme. See "Products" below. The multi-coin, multi-line and secondary bonus features and our highly-entertaining themes are designed to attract new players, encourage repeat play and increase the average wager per play.

     In fiscal 1999, we introduced a series of four Monopoly-themed gaming machines that were named the "Most Innovative Gaming Product for 1999" at the American Gaming, Lodging and Leisure Summit. Since then, we have continued to introduce additional Monopoly-themed gaming machines. See "Products" below. We are the exclusive worldwide licensee of the widely-recognized Monopoly trademark for use on casino-style gaming machines. Since their introduction, these machines have typically generated average daily revenue significantly in excess of the average daily revenue of the casinos' other gaming machines. As a result of their superior earnings, we have been able to offer our Monopoly-themed gaming machines to casino operators on a revenue participation or daily lease basis. The revenue participation model allows us to share in the earnings of these gaming machines, and both models permit us to generate a recurring revenue stream. As of August 31, 2000, we had an installed base of 4,037 Monopoly-themed gaming machines.

     In the first quarter of fiscal 2001, we introduced a second series of revenue participation machines, based on popular licensed puzzle game themes. We call this series Puzzle Pays. The first game in the Puzzle Pays series is Jumble, based on the popular scrambled word game appearing in newspapers nationwide. We began to ship this game to casinos in September 2000. We expect to introduce two additional Puzzle Pays gaming machines based on popular board games: Scrabble, in Spring 2001, and Pictionary, in Summer 2001. We have secured licenses to several more brand names, and we plan to introduce additional games based on these names.

                               INDUSTRY OVERVIEW

     We believe that casino operators are focusing on increasing revenue growth at their existing casinos. The importance of slot revenue to the casino operators' profitability has created significant demand for gaming machines that have the ability to generate superior earnings per machine. As a result, the pace of innovation in gaming machine design has accelerated, and gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value of gaming machines. We believe that the two most significant developments in gaming machine design have been the development of video gaming machines that simulate reel spinning slot machines and the introduction of gaming machines with secondary bonus rounds:

     - Video gaming machines that simulate a reel spinning slot machine on a video screen are predominantly multi-coin, multi-line gaming machines that offer multiple distinct paylines and allow up to 150 or more coins to be wagered on a single play. This tends to increase the average wager per play. We believe that multi-coin, multi-line gaming machines are currently the fastest growing segment on the casino floor.

     - Secondary bonusing, or the game-within-a-game concept, allows a player to advance beyond the primary round into a bonus round if the player obtains a certain result in the primary round. The bonus round is designed to create significant player appeal by giving the player various unique interactive options and a sense of investment in the game. This encourages the player to continue to play the machine in an effort to achieve the bonus round. In addition, the bonus round gives designers an opportunity to incorporate additional entertaining content into the gaming machines.

Over the next few years, we expect significant demand for multi-coin, multi-line video gaming machines and other gaming machines that offer the player secondary bonus rounds and other enhanced entertainment features, which we believe will result in higher revenue per machine for casinos.

     Some of the gaming machines with secondary bonusing features and entertaining themes generate significantly more revenues per day than the older gaming machines on the casino floors. This has led to another industry trend: gaming machine manufacturers have been able to lease some of the highest-earning machines to casino operators on a revenue participation basis or, in jurisdictions where this is not permitted, for a fixed daily lease fee. This allows gaming machine manufacturers to share in the superior earnings of these games and to generate a recurring revenue stream for themselves.

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

                               BUSINESS STRATEGY

     We intend to increase our market penetration in the major North American gaming jurisdictions. We also plan to expand distribution to new gaming jurisdictions and international markets. We seek to increase our market share and profitability by offering an expanding portfolio of entertaining gaming machines with higher earning potential. This strategy includes the following elements:

     - Leverage our strength in developing gaming machines with enhanced entertainment value: For over half a century, we have been designing successful amusement games with creative and compelling content and the latest technology. We believe that this experience allows us to create gaming machines that offer significantly greater entertainment value than traditional gaming machines. Our gaming machine development teams combine the talents of about 150 engineers, designers, artists and musicians. We are modifying our Chicago facility to create a state-of-the-art design and technology campus and expect to complete renovations during calendar year 2001. We believe that we are well-positioned to develop gaming machines that have superior entertainment value and generate higher revenue for our customers.

     - Maximize the potential of our participation and leasing arrangements and exclusive licenses for use of the Monopoly theme and other well-known themes on gaming machines: As the exclusive licensee of the Monopoly name for use with gaming machines, we have converted a popular trademark into a successful line of superior-earning gaming machines. The success of these Monopoly-themed gaming machines has allowed us to lease them to, or earn a percentage of their net win from, casino operators, generating a recurring revenue stream for us. We have recently introduced an additional line of gaming machines that we expect to offer only on a recurring revenue basis, which we call Puzzle Pays. We began to ship the first game in the Puzzle Pays series, Jumble, in September 2000.

     - Focus on the multi-coin, multi-line video gaming machine market: We believe that the fastest growing product on the casino floor is the multi-coin, multi-line video gaming machine. We believe that the growth of this type of gaming machine will continue because it offers more interactive entertainment value and because casino managers wish to increase the diversity of the gaming machines on their slot floors. Our portfolio of multi-coin, multi-line video gaming machines has established us as a leading supplier of this type of video gaming machine. We expect to continue to introduce these machines in the future.

     - Pursue expansion into California and international markets: The largest new North American market for gaming machines is the State of California, which recently approved Native American gaming within the state beginning in May 2000. Approximately 57 Native American tribes in California have expressed their intention to develop a casino operation. Our goal is to obtain a significant share of the California market. In addition, we have been moving to obtain licenses to market our games in foreign markets, and we are now licensed in 10 Canadian provinces and 18 other foreign jurisdictions. We anticipate selling units outside of North America for the first time in fiscal 2001. In addition, we believe that we will be able to place our first products in Australia, both directly and through a license arrangement, beginning in early calendar 2001.

                                    PRODUCTS

     We have established a fast-growing line of video and reel spinning gaming machines and VLTs incorporating highly-entertaining themes and innovative gaming features. Our gaming machines' technological features include multiple linked video monitors and touch-screen video displays for video gaming machines, advanced graphics, dotmatrix animation ("Dotmation") displays for reel spinning slot machines, and our digital compression DCS Sound System ("DCS") music, voice-overs and sound effects. Engaging and humorous themes and a high degree of player interactivity are incorporated into each of our games, particularly in the secondary bonus round. We believe that by designing gaming machines that are fun and interesting to play and incorporate the latest gaming technologies, we supply gaming machines with superior player appeal.

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

     Monopoly-themed gaming machines. In fiscal 1999, we introduced our first four Monopoly-themed gaming machines in Las Vegas under an exclusive worldwide license from Hasbro. Our Monopoly-themed gaming machines were named the "Best New Slot" of 2000 by the readers of Casino Player magazine and the "Most Innovative Gaming Product for 1999" at the American Gaming, Lodging and Leisure Summit in 1999.

Since then, we have continued to introduce new Monopoly-themed gaming machines. Our game designers used the actual elements of the Monopoly game to create the highly interactive and entertaining machines. These elements include Mr. Monopoly, Chance, Community Chest and the distinctive game board and tokens, with a big band theme song. As of August 31, 2000, we had an installed based of 4,037 of these gaming machines on a participation or daily lease basis. The Monopoly-themed gaming machines incorporate secondary bonus rounds and the entertaining themes described below:

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

     - Chairman of the Board -- this product is available as either a multi-coin, multi-line video gaming machine or a reel spinning slot machine. In the bonus round, the player indicates tiles on the video or dotmation screen corresponding to spaces on the Monopoly game board. Collecting properties provides a bonus, collecting all the properties in a color group provides bonuses with a multiplier, and collecting all the properties on the board results in a bonus award of 5,000 times the amount of the bet. Landing on Luxury Tax or Go to Jail (unless the player first collects a Get Out of Jail Free card) ends the bonus round.

     - Movers and Shakers -- a multi-coin, multi-line video gaming machine. The player will receive a minimum of three spins in every bonus round. By touching the spin icon on the screen, the player causes the token to travel from one of the four corner squares to a randomly selected square. Mr. Monopoly tosses two dice in the air. Dice combinations may result in extra bonuses. If the dice land with a total value of twelve, the player's token competes with three other tokens in a race for bonus credits. The bonus round will permit up to a maximum of 15 spins.

     Puzzle Pays participation games. In the first quarter of fiscal 2001, we introduced a second series of revenue participation machines that we call Puzzle Pays. Each gaming machine in the series is to be based on a popular licensed puzzle game theme. Our designers are again using second screen bonusing and the actual elements of these widely recognized puzzle games to create entertaining gaming machines with the feel and style of the licensed game. The first of these games, Jumble, was introduced in casinos in September 2000, and additional gaming machines will follow in 2001, including gaming machines based on the popular board games, Scrabble and Pictionary. We have also licensed additional brand names for development into Puzzle Pays gaming machines.

     - Jumble -- This game is the first in our Puzzle Pays series. Jumble features two distinct interactive bonus games based on the scrambled word game appearing in more than 600 newspapers nationally. The top screen displays a traditional Jumble puzzle and beehive. In a first-screen bonus round, a bee flies out of the hive and then picks one of the five words in the Jumble puzzle. The bee will swap two letters in that word. If the bee places one or both of the letters in the correct position to unscramble the word, the player is awarded a multiplier. When a word is completed, the player picks one of the letters in the word to reveal one of the multipliers behind the letters. Alternatively, the queen bee will pick a word and automatically unscramble the entire word. The player then picks the word bonus in the same manner. In the second-screen bonus round, a game show, the player chooses bee characters in the "audience" to help solve the Jumble puzzle. Each bee character can help the player by giving either a letter in the puzzle or a special tile that increases the potential winnings.

     Multi-coin, multi-line video gaming machines. Our line of multi-coin, multi-line gaming machines combines advanced graphics, DCS sound effects and music, secondary bonus rounds and a unique entertaining theme for each game. In the primary round, the video screen of these gaming machines simulates traditional reel-spinning slot machines. Depending on the machine, the player can wager up to 150 coins per play. This line of multi-coin, multi-line gaming machines includes the following, among others:

     - Money to Burn -- Fire Department theme. Features the song "Fire." In the bonus round, the player tries to put out the fire in a building floor by floor, earning bonuses with each successful effort.

     - Perfect Game -- Bowling theme. Features first and second screen bonus features. The player selects a comical bowler character to bowl five frames. If the character bowls strikes, the player accumulates bonuses.

     - Reel 'Em In! Cast for Cash -- Family fishing theme. This game is our first to offer new technology with two linked video monitors. Just as in our original Reel 'em In game, in the bonus round, the player "goes fishing" by choosing a humorous character to hook the bonus fish. The two screens allow both an underwater view and above water view simultaneously, in addition to numerous game and graphics options.

     - Who Dunnit -- 1940s detective story theme. In the bonus round, the player must find the thief by touching suspects on the screen. The faster the player solves the crime, the higher the bonus. Additional features, including "sidekick," accomplice and pickpocket characters, and a trip to the hideout, affect the bonus.

     - Swingin' in the Green -- Vine-swinging jungle hero theme. In the bonus round, the player decides which vines the hero, Jungle Jim, will swing on to collect treasures and accumulate bonuses.

     - Winning Bid -- Live auction theme. The bonus round simulates a live estate auction. The player selects an auction item and a humorous character to start the bidding. As the characters raise the bids, the bonuses increase.

     - Top Banana -- Caribbean party theme. In the bonus round, the player has the option to stack a number of different silly monkeys. The player decides when to jump for bananas held by a gorilla in a palm tree. If the monkeys get the bananas, the player wins additional bonuses. There is also a random multiplier bonus possibility.

     - Instant Winner -- Instant lottery ticket theme. In the bonus round, the player selects from six WMS-themed scratch-off tickets and scratches off areas of the tickets to reveal the bonus award. There is also a bonus "sweepstakes" check if the player obtains three or more sweepstakes symbols on adjacent reels.

     - Jackpot Party -- 70's party theme. Features disco music from KC & the Sunshine Band and The Village People. In the bonus round, the player chooses party gifts for hidden bonuses until he or she hits a party gift with one of the "party pooper" characters, which ends the bonus round.

     - Life of Luxury -- Material extravagance theme with numerous betting options. In the bonus round, the player receives ten free bonus spins while jazz music plays.

     - BOOM! -- Fourth of July backyard barbecue theme. In the bonus round, the player selects a rocket that launches into the sky and explodes to reveal a bonus.

     - Filthy Rich -- Barnyard theme. In the bonus round, the player chooses which mud-caked pig in the pigpen to wash off, revealing the amusing bonus pig.

     - Reel 'Em In -- Family fishing theme. In the bonus round, the player "goes fishing" by choosing a humorous character to hook the bonus fish.

     Reel spinning slot machines. Our line of reel spinning slot machines includes Perfect Match, Jackpot Limbo, Jackpot Party, X-Factor, Jackpot Stampede Deluxe, Pharaoh's Fortune, Big Bang Piggy Bankin' and Winning Streak. Each of these gaming machines features engaging and entertaining themes. With secondary bonusing through the use of our Dotmation feature, a player's game experience is enhanced with animated sequences such as mermaids diving into the ocean or genies emerging from magic lamps to present the top awards. These reel spinning slot machines also feature DCS sound.

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

     Discontinued Operations. Previously, we also designed and manufactured pinball games and cabinets. The pinball market, however, declined in recent years due to the growth of competition from video and other amusement games. Therefore, in October 1999, we terminated our pinball design and manufacturing operations and cabinet manufacturing operations. We also previously manufactured coin-operated video games under a contract with our former subsidiary, Midway Games Inc. This operation is expected to cease on September 30, 2000.

                    DESIGN, RESEARCH AND PRODUCT DEVELOPMENT

     In designing our gaming machines, our designers, engineers and artists build upon the more than 50 years of experience that WMS and our predecessors have in designing and developing fun, humorous and exciting games. We are continually developing new games in order to broaden our product line, introduce new technologies and enhance player appeal. Our gaming machines are usually designed by our internal gaming design teams or in some cases by independent designers under contract to us. Gaming machines must be approved and sometimes tested by certain regulatory authorities before being marketed in a particular gaming jurisdiction. The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams.

     We are renovating and expanding our existing Chicago research and design facilities to create a state-of-the-art technology campus. We expect to complete renovations during calendar year 2001. As of August 31, 2000, we employed about 150 persons in our gaming machine design, research and development teams. During the fiscal years ended June 30, 2000, 1999 and 1998, we spent approximately $11.7 million, $8.7 million and $7.8 million, respectively, on design, research and product development with respect to gaming devices.

     While we primarily seek to develop original proprietary games, some of our gaming machines are based on popular intellectual properties licensed from third parties, such as Hasbro and Tribune Media Services. Typically, WMS is obligated to make minimum guaranteed royalty payments over the term of the license and to advance payment against those guarantees. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other products.

                              SALES AND MARKETING

     We are authorized to sell our gaming machines directly to casinos in 135 North American jurisdictions and in 18 other gaming jurisdictions. Generally, we sell our gaming machines directly in order to maximize customer service and to enhance profitability. Our gaming machines are often installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the customers. In addition, we place some of our gaming machines under revenue-participation or daily rental leases. We sell or lease VLTs, depending on the jurisdictions where they are placed.

     We sell and lease our gaming machines through about 25 salespeople in offices in several United States locations, three in a sales office in Spain and a sales/service consultant in Canada. Our salespeople earn a salary and commissions based on sales volume. Our gaming machines are marketed through trade shows, promotional videotapes, our website and advertising in trade journals.

     One customer, Harrah's Entertainment, Inc., accounted for about 10.3% of our revenue in fiscal 2000, and no other customer accounted for greater than 10% of our revenues. In our opinion, the loss of a single customer would not have a material adverse effect on our business.

     Export sales of our products were approximately $16.9 million, or 7.8 % of revenues, for fiscal 2000, compared with $10.6 million, or 8.4% of total revenues, for fiscal 1999, and $4.6 million, or 8.0% of total revenues, for fiscal 1998. These figures do not include export sales with respect to discontinued operations. Substantially all foreign sales are made in United States dollars.

                                  COMPETITION

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

     In addition, successful competition in this market is also based upon:

     - price or lease terms;

     - mechanical reliability;

     - brand recognition; and

     - marketing support.

     We estimate that over 25 companies in the world manufacture gaming machines and VLTs. Our competitors vary in size from very small companies with limited resources to a few large corporations with greater financial, marketing and product development resources than ours. The larger competitors have an advantage in being able to spend large amounts to develop new technologies and features that are attractive to players and customers. In addition, some of our competitors have developed and sell or otherwise provide to customers centralized player tracking and accounting systems which allow casino operators to accumulate accounting and performance data about the operation of gaming devices. We do not currently offer these systems. In the video and reel spinning gaming machine market, we compete with market leader International Game Technology ("IGT"), as well as Alliance Gaming, Sigma Game, Casino Data Systems, Silicon Gaming, Atronic Casino Technology, Anchor Gaming, Mikhon Gaming, ShuffleMaster, Konami and Aristocrat Leisure Systems. In the VLT market, we compete primarily with IGT, G-Tech Holdings, Anchor and Spielo Gaming International.

                                 MANUFACTURING

     We manufacture our gaming machines in our facilities in Chicago and Waukegan, Illinois. As of September 30, 2000, we are discontinuing the manufacture of Midway's coin-operated video games in our facility in Waukegan, Illinois. We generally warrant our gaming machines sold in the U.S. for a period of 90 days. The raw materials used in manufacturing our gaming machines include various metals, plastics, wood and glass obtained from numerous sources. In addition, numerous component parts, including electronic subassemblies and video monitors, are purchased from suppliers. We believe that our sources of supply of component parts and raw materials are adequate and that alternative sources of materials are available.

     WMS has a long cycle from purchase of inventory to collection of cash on the sale of gaming machines, which is typical in the industry. Manufacturing is generally based on purchase orders from customers. In some cases, however, component parts are purchased and assembled into finished goods which are inventoried in order to be able to quickly fulfill customer orders.

     The relocation of our manufacturing operations will permit us to devote the bulk of our 236,000 square-foot Waukegan facility to manufacturing our gaming machines and to consolidate regional warehousing and distribution in Waukegan. We expect that these changes, expected to be completed by the end of calendar year 2000, will lead to operating efficiencies.

     With respect to games subject to participation or lease arrangements, at June 30, 2000, we had a backlog of 550 games ordered, and at June 30, 1999, we had a backlog of about 560 games ordered. We believe that it is not meaningful to compare backlog sales orders at the end of fiscal years since the amount of backlog sales orders varies during the on-going production period for certain models of gaming machines, which can extend over a period of years.

              PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each gaming machine title may embody a number of separately-protected intellectual property rights, including trademarks, copyrights and patents. We generally seek to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright and patent protection of our proprietary software and other game innovations. We also rely on trade secrets and proprietary know-how. See "Risk Factors--We rely on our intellectual property and proprietary rights." In addition, some of our most popular gaming machines are based on trademarks and other intellectual properties licensed from third parties. See "Risk Factors--Our growth may depend in part upon our ability to obtain licenses to use intellectual properties and licensors' approvals of new products on a timely basis."

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

     We have obtained the required licenses or are otherwise authorized to manufacture and sell our products to customers in the following domestic gaming jurisdictions: Arizona, Colorado, Connecticut, Delaware, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Missouri, Montana, Nevada, New Jersey, New Mexico, North Dakota, Oregon, Puerto Rico, Rhode Island, South Dakota, Washington, West Virginia, Wisconsin, Ak-Chin Indian Community, Bad River Band of Lake Superior Tribe of Chippewa Indians, Bay Mills Indian Community, Bois Forte Band of Minnesota Chippewa (Nett Lake), Chitimacha Tribe of Louisiana, Cocopah Tribe, Coushatta Tribe of Louisiana, Crow Creek Sioux Tribe, Flandreau Santee Sioux Tribe, Fond du Lac Band of Minnesota Chippewa, Forest County Potowatomi Tribe, Fort McDowell Mohave-Apache Indian Community, Fort Mojave Indian Tribe, Ft. Yuma Quechan Tribe, Gila River Indian Community, Grand Portage Band of Minnesota Chippewa, Grand Traverse Band of Ottawa & Chippewa Indians, Hannahville Indian Community, Ho-Chunk Nation, Iowa Tribe of Kansas and Nebraska, Jicarilla Apache Gaming Commission, Keweenaw Bay Indian Community, Kickapoo Tribe of Indians in Kansas, Lac Courte Oreilles, Lac du Flambeau Band of Lake Superior Chippewa, Lac Vieux Desert Band of Lake Superior Chippewa Indians, Leech Lake Band of Minnesota Chippewa, Little River Band of Ottowa Indians, Little Traverse Bay Band of Ottowa Indians, Lower Brule Sioux Tribe, Lower Sioux Indian Community, Mashantucket Pequot Tribe, Menominee Indian Tribe of Wisconsin, Mille Lacs Band of Minnesota

Chippewa, Mississippi Band of Choctaw Indians, Mohegan Indian Tribe, Omaha Tribe of Nebraska and Iowa, Oneida Tribe of Indians of Wisconsin, Pascua Yaqui Tribe, Pojoaque Pueblo Tribe, Prairie Band of Potawatomi Indians of Kansas, Prairie Island Community of the Minnesota Mdewakanton Sioux, Pueblo of Acoma, Pueblo of Isleta, Pueblo of Laguna, Pueblo of Sandia, Pueblo of San Juan, Pueblo of Santa Ana, Pueblo of Tesuque, Quechan Indian Tribe, Red Cliff Band of Lake Superior Chippewa, Red Lake Band of Chippewa Indians, Sac & Fox Nation of Missouri in Kansas and Nebraska, Sac & Fox Tribe of Mississippi in Iowa, Saginaw Chippewa Indian Tribe, San Carlos Apache Tribe, San Felipe Pueblo Gaming Regulatory Commission, Sault Ste. Marie Tribe of Chippewa, Shakopee Mdewakanton Sioux Community, Sisseton-Wahpeton Sioux Tribe, Sokaogon Chippewa Community, Southern Ute Indian Tribe, Spirit Lake Sioux Tribe, St. Croix Chippewa Indians of Wisconsin, Standing Rock Sioux Tribe, Stockbridge-Munsee Community of Mohican Indians, Taos Pueblo, Tohono O'Odham, Tonto Apache Tribe, Tunica-Biloxi Tribe of Louisiana, Turtle Mountain Band of Chippewa Indians, Upper Sioux Indian Community, Ute Mountain Ute Tribe, White Earth Band of Minnesota Chippewa, White Mountain Apache Tribe, Winnebago Tribe of Nebraska, Yankton Sioux Tribe of South Dakota, Yavapai-Apache Indian Community.

     In March 2000, the State of California approved a constitutional amendment that permitted Native American gaming within the state. Approximately 57 Native American tribes in California have expressed their intention to develop a casino operation. We are required to be licensed separately by each tribal gaming commission. Since the initial approval of tribal/state compacts in May 2000, we have been licensed by the following Native American tribes in California: Agua Caliente Band of Cahuilla Indians of the Agua Caliente Indian Reservation, Barona Group of Capitan Grande Band of Mission Indians of the Barona Reservation, Berry Creek Rancheria of Maidu Indians of California, Cabazon Band of Cahuilla Mission Indians of the Cabazon Reservation, Cachil DeHe Band of Wintun Indians of the Colusa Indian Community of the Colusa Rancheria, Elk Valley Rancheria, Jackson Rancheria of Mi-Wuk Indians of California, Mooretown Rancheria of Maidu Indians of California, Morongo Band of Cahuilla Mission Indians of the Morongo Reservations, Pechenga Band of Luiseno Mission Indians of the Pechenga Reservation, Redding Rancheria, Rumsey Indian Rancheria of Wintun Indians of California, Santa Rosa Band of Cahuilla Mission Indians of the Santa Rosa Reservation, Santa Ynez Band of Chumash Mission Indians of the Santa Ynez Reservation, Soboba Band of Luiseno Mission Indians of the Soboba Reservation, Sycuan Band of Diegueno Mission Indians of California, Table Mountain Rancheria of California, Twenty-Nine Palms Band of Luiseno Mission Indians of California and Viejas (Barron Long) Group of Capitan Grande Band of Mission Indians of the Viejas Reservation. Although we are also required to be approved by the State of California, we may conduct business with the tribal casinos prior to obtaining the necessary state certification.

     We have also obtained the required licenses or are otherwise authorized to manufacture and sell our products in the following additional gaming jurisdictions: the Canadian provinces of Alberta, British Columbia, Manitoba, New Brunswick, Newfoundland, Nova Scotia, Ontario, Prince Edward Island, Quebec and Saskatchewan; Argentina; Aruba; Victoria and New South Wales in Australia; the Bahamas; Catalonia in Spain; Chile; Colombia; the Dominican Republic; France; Greece; Peru; Philippines; Portugal; the Slovak Republic; Slovenia; Uruguay and Venezuela.

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

NEVADA REGULATIONS

     The manufacture, sale and distribution of gaming machines for use or play in Nevada or for distribution outside of Nevada and the operation of slot machine routes are subject to the Nevada Gaming Control Act and the regulations promulgated under that act (collectively, the "Nevada Act"). The license as an operator of a slot machine route permits a licensee to place slot machines and gaming devices on the premises of other licensees on a participation basis. Our manufacturing, distributing and slot route operations are subject to licensing and regulatory control of the Nevada Gaming Commission (the "Nevada Commission"), the Nevada Gaming Control Board (the "Nevada Board") and, with respect to the operation of slot machine routes, various other local regulatory authorities (all of these authorities are collectively referred to as the "Nevada Gaming Authorities").

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

RECENT NEVADA LEGISLATION

     In May 1999, legislation became effective in the State of Nevada imposing additional requirements on persons who provide gaming machines to casino customers on a revenue participation basis. Among other things, the new law requires these persons to pay their "full proportionate share" of license fees and taxes imposed on gaming revenues generated by these participation gaming machines. Although the law imposes some additional costs upon us, we do not believe that these costs are material to our business.

     Additionally, in January 2000, the Nevada Commission adopted amendments to its regulations to establish standards and procedures for the approval of gaming device themes. The purpose of the amendments is to reduce the attractiveness of gaming devices to minors. WMS believes that its current and proposed game themes are acceptable under the revised regulations.

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

MISSISSIPPI

     The manufacture, sale and distribution of gaming devices for use or play in Mississippi are subject to the Mississippi Gaming Control Act and the regulations promulgated thereunder (collectively, the "Mississippi Act"). These activities are subject to the licensing and regulatory control of the Mississippi Gaming Commission (the "Mississippi Commission") and the Mississippi State Tax Commission. Although not identical, the Mississippi Act is similar to the Nevada Act.

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

                                  SEASONALITY

     Sales of gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when a gaming machine that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction.

                                   EMPLOYEES

     At September 8, 2000, we employed approximately 800 persons. Approximately 275 of those employees were represented by the International Brotherhood of Electrical Workers (the "IBEW"). Our employee base was reduced during fiscal 2000 as a result of the discontinuance of pinball and cabinet manufacturing operations. Collective bargaining agreements with the IBEW relate to our Chicago and Waukegan, Illinois manufacturing facilities, and both expire on June 30, 2003. We expect to discontinue manufacturing at our Chicago facility by the end of 2000, however, and have negotiated a plant closing agreement with the IBEW. We believe that our relations with our employees are satisfactory.

                               THE MIDWAY SPINOFF

     On April 6, 1998, we distributed to our stockholders all of the Midway common stock that we owned. Previously, through Midway, we designed, published and marketed video games. On the date of this spinoff, under our stock option plans, the WMS stock options held by our directors, officers and other employees were adjusted, and adjustment payments were made to holders of these options. See "Item 11. Executive Compensation." The financial position, results of operations and cash flows of Midway are reported as discontinued operations in our Consolidated Financial Statements included in this report.

     Prior to the spinoff, in June 1996, Louis J. Nicastro had resigned from his positions with WMS at the request of our Board of Directors to devote his full time to the position of Chief Executive Officer of our former subsidiary, WHG Resorts & Casinos Inc. ("WHG"). In January 1998, WHG was merged with a large resort and casino company. The Board of Directors, in view of Mr. Nicastro's experience with WMS and in the industry, invited him to return to WMS as Chief Executive Officer and President, effective on the date of the Midway spinoff, when our former Chief Executive Officer and President, Neil D. Nicastro, resigned from WMS in order to devote substantially all of his business time to Midway. See "Item 11. Executive Compensation -- Employment Contracts".

     The Board of Directors adopted a rights plan under the Rights Agreement, dated as of March 5, 1998, between us and The Bank of New York, as Rights Agent, which became effective on the date of the Midway spinoff. The Rights Agreement provides that one preferred stock purchase right attaches to each share of our common stock. The rights will expire at the close of business on April 6, 2007, unless we previously redeem them for nominal consideration prior to exercisability. The rights become exercisable after a person or group announces a tender or exchange offer, which, if consummated, would result in that person or group beneficially owning 15% or more of our common stock. Each right, other than rights owned by the person acquiring 15% or more, would then entitle the holder to purchase a number of shares of our common stock having a market value of twice the exercise price.

                                  RISK FACTORS

     Some of the risks and uncertainties that may cause our operating results to vary from anticipated results or that may adversely affect our operating results are as follows:

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

OUR PROFITABILITY DEPENDS HEAVILY ON RECURRING REVENUE PARTICIPATION AND LEASE ARRANGEMENTS.

     In fiscal 1999, we began to enter into recurring revenue arrangements, which are either participation arrangements or other short-term lease arrangements with casinos for our Monopoly-themed machines. Approximately $67.6 million, or 31.2%, of our gaming revenues in fiscal 2000 and $24.1 million, or 19.1%, of gaming revenues in fiscal 1999 were derived from these leases, while the rest of our revenues in our gaming segment resulted from gaming machine and parts sales. In addition, in fiscal 2000, our margins on recurring revenue arrangements were 87.7%, while our margins on machine sales were 41.5%. Therefore, our level of recurring revenue arrangements has a significant effect on our profitability. Gaming machines under recurring revenue arrangements are replaced by the casinos if they do not meet and sustain revenue expectations. Therefore, these machines are particularly susceptible to pressure from competitors, declining popularity and changes in economic conditions and are at risk of replacement by the casinos, ending the recurring revenues from these machines. We cannot assure you that our gaming machines will continue to meet the casinos' revenue requirements. In addition, casinos in certain jurisdictions have sought and may continue to seek legislation prohibiting or restricting recurring revenue arrangements. We cannot assure you that the various gaming jurisdictions will continue to permit recurring revenue arrangements.

THE GAMING MACHINE MARKET IS INTENSELY COMPETITIVE, AND SOME OF OUR COMPETITORS HAVE ADVANTAGES OVER US.

     The gaming machine business is intensely competitive and is characterized by the rapid development of new technologies and the continuous introduction of new products. Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in retaining the most space and best placement. These competitors may also have the advantage of being able to convert their installed machines to newer models in order to maintain their share of casino floor space. In addition, some of our competitors have developed and sell or otherwise provide to customers centralized player tracking and accounting systems which allow operators to accumulate accounting and performance data about the operation of gaming devices. We do not currently offer these systems.

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

     Some of our most popular gaming machines are based on trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain licenses for additional popular intellectual properties. There is competition for these licenses, and we cannot assure you that we will be successful in acquiring additional intellectual property rights with significant commercial value on acceptable terms.

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

WE FACE RISKS ASSOCIATED WITH POTENTIAL BUSINESS ACQUISITIONS.

     We may seek to grow through acquiring other companies, intellectual property or other assets. Our success with this strategy will depend on our ability to identify and negotiate attractive investments that will complement or enhance our business. We cannot assure you that we will be able to:

     - identify and evaluate advantageous acquisition opportunities;

     - control costs and liabilities incurred with the acquisition of new businesses or assets;

     - effectively manage growth of operations; or

     - anticipate and evaluate the numerous risks involved in acquiring and operating a new business or asset.

     The focus on potential acquisitions could divert our management's resources from other projects. The acquisition of a costly or unproductive business or asset could materially and adversely affect our business.

WE DEPEND ON OUR KEY PERSONNEL.

     Our success depends to a significant extent upon the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified gaming machine developers. Competition for highly skilled employees with technical, management, marketing, sales, product design and development and other specialized training is intense. We cannot assure you that we will be successful in attracting and retaining these employees. We may also experience increased costs in order to attract and retain skilled employees.

WE MAY HAVE CONFLICTS OF INTEREST WITH MIDWAY.

     Most of our directors, including Louis J. Nicastro, our Chairman of the Board and Chief Executive Officer, are directors of Midway. Neil D. Nicastro, one of our directors and a consultant to WMS, is also the Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of Midway. Neil
D. Nicastro is the son of Louis J. Nicastro. In addition, there are various arrangements still in effect between Midway and WMS. See "Item 13. Certain Relationships and Related Transactions."

SUMNER REDSTONE OWNS OR CONTROLS ABOUT 25% OF OUR COMMON STOCK AND MAY DISPOSE OF IT AT ANY TIME.

     Sumner Redstone beneficially owns 8,028,200 shares, or approximately 25.5%, of our common stock. Mr. Redstone could sell any or all of these shares at any time on the open market or otherwise. In addition, although Mr. Redstone has stated that he has no plans to acquire control of WMS, he could change his position, or could sell his stock to a person who wishes to acquire control of WMS. We cannot assure you that any such person would agree with our strategy and business goals described in this report. The sale by

Mr. Redstone of a large number of shares could have an adverse effect on the market price of our common stock. See "Item 13. Certain Relationships and Related Transactions."

THE USE OF OUR RIGHTS PLAN OR BLANK CHECK PREFERRED STOCK WOULD INHIBIT THE ACQUISITION OF WMS OR HAVE A DILUTIVE EFFECT ON OUR STOCK.

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

THE SUBSTANTIAL NUMBER OF SHARES AVAILABLE FOR SALE IN THE FUTURE COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     We have 100 million authorized shares of common stock, of which approximately 31.4 million shares were issued and outstanding as of September 15, 2000, excluding 77,312 treasury shares. On that date, we also had outstanding options to purchase an aggregate of approximately 2.9 million shares of our common stock issuable at an average exercise price of approximately $10.00 per share. If all of our issued and outstanding stock options were exercised as of that date, approximately 34.3 million shares of our common stock would be outstanding. Our board of directors has broad discretion to issue authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. In addition, if we seek financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of our common stock. The future issuance, or even the potential issuance, of shares at a price below the then current market price may have a depressive effect on the future market price of our common stock.

OUR STOCK PRICE MAY BE VOLATILE.

     Our stock price has fluctuated between a low of $7.75 and a high of $18.38 in the last 12 months. We may continue to experience volatility in our stock price.

ITEM 2. PROPERTIES.

     The following table sets forth our principal properties, principal use, approximate floor space and the annual rental and lease expiration date, where leased, at August 31, 2000.

                                                                                                LEASE
                                      PRINCIPAL             APPROXIMATE        ANNUAL         EXPIRATION
          LOCATION                       USE                SQUARE FEET       RENT ($)         DATE(1)
          --------                    ---------             -----------       --------        ----------
3401 N. California Ave.          Principal Office                  129,400      Owned                   --
Chicago, IL                      & Manufacturing
800 S. North Point Rd.           Manufacturing/Office              236,000      Owned                   --
Waukegan, IL
13820 West Business              Warehouse and                      54,107    221,838             01/31/01
Center Drive                     Distribution Center
Green Oaks, IL
1385 Pama Lane                   Office/Warehouse                   40,476    320,570             08/31/05
Las Vegas, NV
2704 W. Roscoe St.               Office/R&D                         28,500      Owned                   --
Chicago, IL
912 E. Park Avenue               Warehouse                          26,800    160,800       month-to-month
Libertyville, IL
Parque Techologico del Valles    Office/Warehouse                   24,143     36,600(2)          12/31/02
08290 Cerdanyola
Barcelona, Spain
350 Commerce Dr.                 Office/Warehouse                   16,500     82,500             09/30/01
Egg Harbor Township, NJ
2033 Swanson Ct.                 Warehouse                          15,000     71,250             09/30/00
Gurnee, IL
5355 Capital Court               Office/Warehouse                    9,600     64,512             07/31/05
Suite 111
Reno, NV
12450 Short Cut Rd.              Office/Warehouse                    8,250     33,600             07/31/02
Biloxi, MS
3950 N.E. 33rd Terrace           Office/Warehouse                    6,600     38,280             04/30/01
Suites 10 and 11
Kansas City, MO
3425 Russell St.                 Office/Warehouse                    3,300     25,800             11/30/02
Detroit, MI
420 Corporate Cir., Suite C      Office/Warehouse                    1,500     18,540             01/15/02
Golden, CO
13 Sheridan Closet Milperra      Office/R&D                            800      8,088(3)          02/05/04
NSW 2214 Australia
313 1/2 Worth Ave., #B-1         Office                                665     17,995             03/31/02
Palm Beach, FL
3812-118 Avenue                  Warehouse                             300        N/A       month-to-month
Edmonton, Alberta Canada
600 N. Pine Island Road          Office                  1 office in suite      9,000             12/31/01
Suite 450-405
Plantation, FL 33324

-------------------------
(1) Under leases that contain renewal options, additional amounts may be payable for taxes, insurance, utilities and maintenance.

(2) 7,104,000 pesetas. Converted, for your convenience, at an exchange rate of .00515 on September 15, 2000.

(3) 14,840 Australian dollars. Converted, for your convenience, at an exchange rate of .545 on September 15, 2000.

     We believe that the facilities listed in the foregoing table are adequate for our current needs. During periods of increased production, we can operate some of our facilities on multiple shifts. The production levels can be increased or decreased on a periodic basis to match the level of incoming customer orders.

     We own substantially all of the machinery, equipment, tools and dies, furnishings and fixtures used in our businesses, all of which are adequate for the purposes intended.

ITEM 3. LEGAL PROCEEDINGS.

     On October 20, 1999, International Game Technology ("IGT") filed a complaint (No. CV-S-99-1514-LDG-LRL) in the United States District Court for the District of Nevada against WMS Gaming Inc. and other defendants. The complaint, as amended in June 2000, alleged that the defendants infringed U.S. patent No. 5,951,397 (the "397 Patent"), entitled "Gaming Machine and Method Using Touch Screen." In February 2000, WMS filed an answer to the complaint denying IGT's allegations of infringement of the "397 Patent and raising affirmative defenses and counterclaims, including claims that IGT violated Federal antitrust laws.

     On September 15, 2000, IGT and WMS settled all pending litigation between them, including IGT's patent claims and our antitrust counterclaims. The parties exchanged general releases and covenants not to sue and have agreed, among other things, to cross license to each other specified gaming related patents. No payments were made by either party in connection with the settlement.

     We are not currently involved in any legal proceeding that we believe could have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock, $.50 par value, is traded publicly on the New York Stock Exchange under the symbol "WMS." The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

                                                                  HIGH        LOW
                                                                  ----        ---
FISCAL YEAR ENDED JUNE 30, 1999
  First Quarter.............................................    8 13/16     3 1/2
  Second Quarter............................................    10 3/8      5
  Third Quarter.............................................    9 7/8       6 15/16
  Fourth Quarter............................................    17          7 1/2
FISCAL YEAR ENDED JUNE 30, 2000
  First Quarter.............................................    16 13/16    10 7/8
  Second Quarter............................................    13 9/16     10 3/8
  Third Quarter.............................................    16          9 3/4
  Fourth Quarter............................................    15 7/16     7 3/4

     No cash dividends were declared or paid during fiscal 2000 or 1999. The payment of future cash dividends will depend upon, among other things, our earnings, anticipated expansion and capital requirements and financial condition.

     On September 15, 2000, there were approximately 1,100 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

                                                         FISCAL YEAR ENDED JUNE 30,
                                    --------------------------------------------------------------------
                                      2000         1999(1)        1998(1)        1997(1)        1996(1)
                                    --------       --------       --------       --------       --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenues..........................  $216,676       $125,956       $ 56,788       $ 33,613       $ 37,523
Operating income (loss)...........    67,984         10,678        (71,250)       (76,319)       (12,614)
Income (loss) from continuing
  operations before income
  taxes...........................    71,438         14,203        (66,840)       (74,101)       (12,215)
Provision (benefit) for income
  taxes...........................    27,016          5,397        (22,891)       (29,123)        (4,816)
Income (loss) from continuing
  operations......................    44,422(2)       8,806(3)     (43,949)(4)    (44,978)(5)     (7,399)(6)
Discontinued operations, net of
  applicable income taxes:
  Pinball and cabinets segment
     Loss from discontinued
       operations -- net..........   (13,539)        (4,332)        (5,103)        (1,819)       (10,353)
  Contract manufacturing segment
     Income (loss) from
       discontinued
       operations -- net..........    (1,077)           779            228             --             --
  Video games segment
     Income from discontinued
       operations -- net..........        --             --         26,746         35,804         25,229
     Gain on initial public
       offering of subsidiary.....        --             --             --         47,771             --
  Hotel and casino segments
     Income (loss) from
       discontinued
       operations -- net..........        --             --             --          3,917         (2,938)
                                    --------       --------       --------       --------       --------
Net income (loss).................  $ 29,806       $  5,253       $(22,078)      $ 40,695       $  4,539
                                    ========       ========       ========       ========       ========
Basic earnings per share of common
  stock:
  Income (loss) from continuing
     operations...................  $   1.45(2)    $   0.30(3)    $  (1.66)(4)   $  (1.85)(5)   $  (0.31)(6)
                                    --------       --------       --------       --------       --------
  Net income (loss)...............  $   0.97       $   0.18       $  (0.84)      $   1.67       $   0.19
                                    --------       --------       --------       --------       --------
Basic shares outstanding..........    30,615         29,308         26,446         24,334         24,122
                                    --------       --------       --------       --------       --------
Diluted earnings per share of
  common stock:
  Income (loss) from continuing
     operations...................  $   1.42(2)    $   0.30(3)    $  (1.66)(4)   $  (1.85)(5)   $  (0.31)(6)
                                    --------       --------       --------       --------       --------
  Net income (loss)...............  $   0.95       $   0.18       $  (0.84)      $   1.67       $   0.19
                                    --------       --------       --------       --------       --------
Diluted shares outstanding........    31,322         29,511         26,446         24,334         24,122
                                    --------       --------       --------       --------       --------

                                                               AS OF JUNE 30,
                                    --------------------------------------------------------------------
                                      2000           1999           1998           1997           1996
                                    --------       --------       --------       --------       --------
BALANCE SHEET DATA
Total assets......................  $239,030       $238,079       $207,522       $306,915       $295,071
Working capital...................   149,966        117,369         99,132         86,176        143,372
Long-term debt....................        --             --             --         57,500         57,500
Stockholders' equity..............   205,420        172,079        155,291        196,000        210,033

-------------------------
(1) All prior year selected financial data are restated to reflect the pinball and cabinets segment and contract manufacturing segment as discontinued operations. See Notes 1 and 3 in the Notes to our Consolidated Financial Statements.

(2) Income from continuing operations for fiscal 2000 includes an after-tax reversal of an excess accrual of $9.7 million, or $0.31 per diluted share, related to patent litigation and an after-tax charge of $1.2 million, or $0.04 per diluted share, from the Midway spin-off related adjustment to WMS common stock purchase options outstanding at the date of the spinoff that subsequently vested.

(3) Income from continuing operations for fiscal 1999 includes an after-tax charge of $1.9 million, or $0.06 per share, from the Midway spin-off related adjustment to WMS common stock purchase options outstanding at the date of the spinoff that subsequently vested.

(4) Loss from continuing operations for fiscal 1998 includes an after-tax charge of $39.9 million, or $1.51 per share, from the Midway spin-off related adjustment to WMS common stock purchase options outstanding at the date of the spinoff.

(5) Loss from continuing operations for fiscal 1997 includes an after-tax charge of $37.4 million, or $1.54 per share, related to patent litigation.

(6) Loss from continuing operations for fiscal 1996 includes additional after-tax provisions for gaming inventory obsolescence of $1.3 million, or $0.05 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL 2000 SIGNIFICANT EVENTS AND TRENDS

     In October 1999, we announced that we had decided to close our pinball and cabinets segment as part of a plan to focus on our gaming segment. We expect to complete the windup of this segment by September 30, 2000. In the first quarter, we recorded a $21.3 million pre-tax loss on disposal, including cash expenses of $10.1 million for projected operating losses through the disposal date, severance pay, and shut down expenses. We do not anticipate that this discontinued operation will have a material effect on our liquidity or operations in future periods. The loss on disposal included $11.2 million in non-cash losses from write-downs of receivables, inventory, plant and equipment to net realizable value. Tax benefits related to the loss on disposal were estimated to be $8.1 million. The exact amount of the proceeds received and the loss ultimately recorded will depend upon several factors over the course of the shut down period and at the date the sale of the remaining assets is consummated. Our consolidated financial statements have been restated to reflect the pinball and cabinets segment as a discontinued operation.

     In December 1999, we announced that we had settled our litigation with International Game Technology regarding their Telnaes patent. We made a tax-deductible payment of $27.0 million to them and agreed to split evenly with them the $3.4 million held in an escrow account pending resolution of this matter. Because we had previously recorded a reserve of $38.5 million for this litigation, we recognized pre-tax income of $13.2 million from the reversal of the excess accrual. We also recognized $2.4 million of pre-tax income in the June 2000 quarter primarily due to a recovery from our original lawyer's insurance related to the litigation. This resulted in an increase in income from continuing operations, on an after-tax basis, of $9.7 million, or $0.31 per diluted share.

     In August 2000, we announced that the operations of our contract manufacturing segment were being discontinued. We expect to complete the windup of this segment by mid-fiscal 2001. In the fourth quarter of fiscal 2000, we recorded a $2.8 million pre-tax loss on disposal, including cash expenses of $1.2 million, for severance pay and shut down expenses. We do not anticipate that this discontinued operation will have a material effect on our liquidity or operations in future periods. The loss on disposal included about $1.6 million in non-cash losses from write-downs of receivables, inventory, plant and equipment to net realizable value. Tax benefits related to the loss on disposal were estimated to be $1.1 million. The exact amount of the proceeds received and the loss ultimately recorded will depend upon several factors over the course of the shut down period and at the date the sale of the remaining assets is consummated. Our consolidated financial statements have been restated to reflect the contract manufacturing segment as a discontinued operation.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that cash and cash equivalents and short term investments of $80.7 million at June 30, 2000, along with the $25.0 million bank revolving line of credit that extends to August 1, 2001, the $2.0 million bank revolving line of credit that extends to August 1, 2002 and cash flow from operations will be adequate to fund the anticipated level of capital expenditures, cash invested in gaming machines on participation or lease, and increases in the levels of inventories and receivables required in the operation of our business.

     Cash provided by operating activities before changes in operating assets and liabilities was $31.4 million for fiscal 2000 as compared with cash provided of $21.6 million for fiscal 1999. The increase in cash provided by operating activities in fiscal 2000, compared to fiscal 1999, was due to increased net income, net of the effects of non-cash charges and credits. This was partially offset by the litigation settlement payment made in fiscal 2000.

     The changes in operating assets and liabilities resulted in $3.8 million of cash inflow during fiscal 2000 compared with a cash outflow of $0.1 million during fiscal 1999. Cash inflow in fiscal 2000 was primarily due to a decrease in inventories and income taxes receivable, an increase in income taxes payable on continuing operations and increases in accounts payable and accruals, offset, in part, by an increase in accounts receivable from the comparable balances at June 30, 1999. The cash outflow for fiscal 1999 was primarily due to an increase in receivables and inventory, offset, in part, by a reduction in income tax receivables and an increase in accounts payable and accruals from the comparable balances at June 30, 1998.

     Cash used by investing activities was $72.7 million for fiscal 2000 compared with cash used of $3.3 million for fiscal 1999. Cash used for the purchase of property, plant and equipment during fiscal 2000 was $3.1 million compared with $9.1 million for fiscal 1999. Cash used for additions to gaming machines on participation or lease was $8.9 million in fiscal 2000 compared with $20.2 million in fiscal 1999. Net cash of $60.8 million was used for the purchase of short-term investments during fiscal 2000 compared with $26.0 million provided from the sale of short-term investments in fiscal 1999.

     Cash provided by financing activities, which was primarily from common stock option proceeds, was $1.6 million for fiscal 2000 compared with $7.9 million for fiscal 1999.

RESULTS OF OPERATIONS

  Fiscal 2000 Compared with Fiscal 1999

     Consolidated revenues increased to $216.7 million, or 72.0%, in fiscal 2000 from $126.0 million in fiscal 1999. Total revenue increased $90.7 million; $47.2 million from increased machine sales and $43.5 million from increased participation and lease revenue. The increase in revenue from machine sales results primarily from the sale of 17,789 video and reel type gaming devices in fiscal 2000 compared to 13,582 gaming devices in fiscal 1999, due to the continued market acceptance of new models introduced over the last twelve months. In addition, the average sales price increased from $7,232 in fiscal 1999 to $7,904 in fiscal 2000 primarily due to a price increase implemented in August 1999 and a change in product mix to sales of higher priced products.

     The increase in participation and lease revenue was from an increase in the installed base of Monopoly-themed gaming devices which were introduced in fiscal 1999 and had a total of 2,715 units installed at June 30, 1999 and 3,956 units installed at June 30, 2000. Average net win per day for Monopoly-themed machines decreased from $50.77 in fiscal 1999 to $47.32 in fiscal 2000 due to an expansion of the installed base to lower performing locations in gaming jurisdictions where we participate in the net win of the location.

     Consolidated gross profit for fiscal 2000 rose to $121.1 million, or 117.5%, from $55.7 million in fiscal 1999. The gross margin percentage increased from 44.2% in fiscal 1999 to 55.9% in fiscal 2000. The increase in gross margin resulted from higher average sales prices, a greater percentage of higher margin participation and lease revenues compared to total revenues in the June 2000 fiscal year, the impact of higher utilization of our manufacturing facility and lower material costs.

     Research and development expenses increased during fiscal 2000 to $11.7 million from $8.7 million in the prior year as we continue to invest in enhancing our product pipeline and product platform. The increase is due to higher engineering expenditures, including costs to adapt our games for distribution to international markets. During fiscal 2000, we introduced six new games for sale and two new Monopoly participation games. Research and development expenses in fiscal 2000 also were incurred for a new participation game, Jumble, which was introduced in the first quarter of fiscal 2001. During fiscal 1999, we introduced seven new games for sale and the first four versions of our Monopoly participation games.

     Selling and administrative expenses increased 49.1% from $27.3 million in fiscal 1999 to $40.8 million in fiscal 2000 as we increased our cost structure to support our 72.0% revenue growth. The increase in expenses included a higher number of sales and administrative staff and expenses associated with opening our international sales office in Barcelona, Spain.

     Depreciation and amortization, which includes amortization of gaming machines under participation and lease, increased during fiscal 2000 to $14.3 million from $5.9 million in the prior year due to the increase in the installed base of Monopoly machines. The average installed base was 3,366 units for fiscal 2000, compared to 895 units for fiscal 1999.

     Operating income was $68.0 million in fiscal 2000, compared to operating income of $10.7 million in fiscal 1999. The financial results of fiscal 2000 reflect a one-time pre-tax gain of $15.6 million from the reversal of the excess accrual related to the settlement of litigation. The balance of the increase was a result of higher revenues and margins, partially offset by the increases in research and development, depreciation and amortization and selling and administrative expenses.

     The provision for income taxes increased $21.6 million, to $27.0 million in fiscal 2000 from $5.4 million in fiscal 1999. The increase was due primarily to higher pre-tax income. The effective tax rate was 37.8% in fiscal 2000, compared to 38.0% in fiscal 1999 due to a lower effective state tax rate in fiscal 2000.

     Income from continuing operations was $44.4 million, or $1.42 per diluted share, in fiscal 2000, compared to income from continuing operations of $8.8 million, or $0.30 per diluted share, in fiscal 1999. The financial results of fiscal 2000 reflect a one-time pre-tax gain of $15.6 million from the reversal of the excess accrual related to the settlement of litigation, resulting in an increase in income from continuing operations of $9.7 million, or $0.31 per diluted share. The balance of the increase was a result of higher revenues and margins, partially offset by the increases in research and development, depreciation and amortization, selling and administrative expenses and income tax expense.

     Net income, which includes continuing operations and discontinued operations in fiscal 2000 and 1999, was $29.8 million, or $0.95 per diluted share, for fiscal 2000 compared to net income of $5.3 million, or $0.18 per diluted share, for fiscal 1999. Spin-off related adjustments to previously outstanding WMS stock options that subsequently vested reduced net income for fiscal 2000 and 1999 by $1.2 million and $1.9 million respectively, or $0.04 and $0.06 per diluted share, respectively.

  Fiscal 1999 Compared with Fiscal 1998

     Consolidated revenues increased to $126.0 million, or 121.8%, in fiscal 1999 from $56.8 million in fiscal 1998. Total revenue increased $69.2 million; $53.1 million from increases in machine sales and $16.1 million from increased participation and lease revenue. The increase in revenues from machine sales results primarily from the sale of 13,582 video and reel type gaming devices in fiscal 1999 compared to 7,207 gaming devices in fiscal 1998, because of the continued market acceptance of new models introduced over that twelve month period. In addition the average sales price increased from $6,703 in fiscal 1998 to $7,232 in fiscal 1999 primarily due to a price increase implemented in August 1998.

     The increase in participation and lease revenue was due to Monopoly-themed gaming devices which were introduced in the second quarter of fiscal 1999 and had a total of 2,715 units installed at June 30, 1999. Average net win per day for Monopoly-themed machines was $50.77 in fiscal 1999.

     Consolidated gross profit for fiscal 1999 rose to $55.7 million, or 187.8%, from $19.3 million in fiscal 1998. The gross margin percentage increased from 34.1% in fiscal 1998 to 44.2% in fiscal 1999. The increase in gross margin resulted from higher average sales prices, and a greater percentage of higher margin participation and lease revenues to total revenues in fiscal 1999.

     Research and development expenses increased during fiscal 1999 to $8.7 million from $7.8 million in the prior year as we continued to invest in enhancing our product pipeline and product platform. During fiscal 1999, we introduced seven new games for sale and the first four versions of our Monopoly participation games.

     Selling and administrative expenses increased from $20.4 million in fiscal 1998 to $27.3 million in fiscal 1999 as we increased our cost structure to support revenue growth.

     Depreciation and amortization, which includes amortization of gaming machines under participation and lease, increased during fiscal 1999 to $5.9 million from $2.5 million in the prior year due to the increase in the installed base of Monopoly machines. The average installed base was 895 units for the fiscal 1999, while we had no games installed during fiscal 1998.

     Operating income was $10.7 million in fiscal 1999, compared to an operating loss of $71.3 million in fiscal 1998. The financial results of fiscal 1998 reflect a one-time charge of $59.9 million from the adjustment to common stock options as a result of the Midway spinoff. The balance of the increase in fiscal 1999 operating income was a result of higher revenues and margins, partially offset by the increases in research and development, depreciation and amortization and selling and administrative expenses.

     The provision for income taxes increased to $5.4 million in fiscal 1999, compared to a tax benefit of $22.9 million in fiscal 1998. The tax expense for fiscal 1999 was based on pre-tax income of $14.2 million, resulting in a 38% effective tax rate. The tax benefit for fiscal 1998 was based on a pre-tax loss of $66.8 million, resulting in a 34.2% effective tax rate. The increase in the effective tax rate was due to higher state taxes, partially offset by the dividend received deduction on our investment income.

     Income from continuing operations was $8.8 million, or $0.30 per diluted share, in fiscal 1999, compared to a loss from continuing operations of $43.9 million, or $1.66 per diluted share, in fiscal 1998. The increase was mainly a result of the impact of the stock option adjustment described above in fiscal 1998. The balance of the increase was a result of higher revenues and margins, partially offset by the increases in research and development, depreciation and amortization and selling and administrative expenses in fiscal 1999.

     Net income, which includes continuing operations and discontinued operations in fiscal 1999 and 1998, was $5.3 million, or $0.18 per diluted share, for fiscal 1999 compared to a net loss of $22.1 million, or $0.84 per diluted share, for fiscal 1998. Spin-off related adjustments to previously outstanding WMS stock options that subsequently vested reduced net income for fiscal 1999 by $1.9 million, or $0.06 per diluted share and $39.9 million, or $1.51 per diluted share for fiscal 1998.

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

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. Except as set forth below, the directors listed in the following table were elected to serve until the 2001 Annual Meeting of Stockholders and until their respective successors are duly elected and qualify. All are present directors of WMS. Neil D. Nicastro is the son of Louis J. Nicastro. Otherwise, there is no family relationship between any of our directors or executive officers.

                                                                                SHARES OF
                                                                               COMMON STOCK      PERCENTAGE
                                                                 DIRECTOR OR   DEEMED TO BE          OF
                                        POSITION(S) WITH          EXECUTIVE    BENEFICIALLY      OUTSTANDING
                                             WMS AND             OFFICER OF      OWNED AT          COMMON
DIRECTOR (AGE)                        PRINCIPAL OCCUPATION        WMS SINCE    09/15/00(1)        STOCK(2)
--------------                        --------------------       -----------   ------------      -----------
Louis J. Nicastro (72)..........  Chairman of the Board of           1974       8,582,832(3)        26.9%
                                    Directors, and Chief
                                    Executive Officer of WMS
Norman J. Menell (68)...........  Vice Chairman of the Board of      1980         100,902(4)           *
                                    WMS
William C. Bartholomay (72).....  Director of WMS and President      1981         117,486(4)           *
                                    of Near North National
                                    Group
William E. McKenna (81).........  Director of WMS and General        1981         101,280(4)           *
                                    Partner, MCK Investment
                                    Company
Donna B. More (42)..............  Director of WMS and Attorney,      2000          50,000(5)           *
                                    More Law Group
Neil D. Nicastro (43)...........  Director of WMS, President,        1986       8,053,214(6)        25.6%
                                    Chief Executive Officer and
                                    Chief Operating Officer of
                                    Midway
Harvey Reich (71)...............  Director of WMS and Attorney       1983          74,876(7)           *
David M. Satz, Jr. (74).........  Director of WMS and Attorney,      1998          76,000(8)           *
                                    Saiber Schlesinger Satz &
                                    Goldstein
Ira S. Sheinfeld (62)...........  Director of WMS and Attorney,      1993         143,930(9)           *
                                    Squadron, Ellenoff, Plesent
                                    & Sheinfeld LLP

-------------------------
 *  Less than 1%.

(1) Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are considered to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the shares within 60 days.

(2) Based on 31,395,932 shares outstanding on September 15, 2000.

(3) Includes 8,028,200 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Also includes 500,000 shares that Mr. Nicastro may acquire upon the exercise of stock options. For a discussion concerning the shared voting power with respect to the 8,028,200 shares referred to above, see "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Voting Proxy Agreement".

(4) Includes 87,955 shares underlying options.

(5) Includes 50,000 shares underlying stock options.

(6) Includes 8,028,200 shares owned by Sumner M. Redstone and National Amusements, Inc. for that the reporting person has shared voting power but no dispositive power. Also includes 25,000 shares underlying stock options. See "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Voting Proxy Agreement" below.

(7) Includes 62,955 shares underlying stock options.

(8) Includes 75,000 shares underlying stock options.

(9) Includes 125,728 shares underlying stock options.

     Louis J. Nicastro has been our President and Chief Executive Officer since April 1998 and was also President from April 1998 to April 2000. He has served as our Chairman of the Board since our incorporation in 1974. From 1983 to January 1998, Mr. Nicastro was also the Chairman of the Board and Chief Executive Officer of WHG Resorts & Casinos Inc. ("WHG"). Mr. Nicastro has also served as our Chief Executive Officer or Co-Chief Executive Officer from 1974 to June 1996 and President (1985-1988 and 1990-1991), among other positions. Mr. Nicastro is a director of Midway, and he held executive positions for Midway from 1988 until June 1996. Mr. Nicastro is Neil D. Nicastro's father.

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

     Donna B. More became a director of WMS in May 2000. She is the principal partner in the More Law Group, which she founded on June 1, 2000. She was a partner in the law firm of Freeborn and Peters from 1994 until May, 2000. Ms. More served for four years as the first Chief Legal Counsel to the Illinois Gaming Board and was formerly an Assistant U.S. Attorney for the Northern District of Illinois. She serves on the Board of Directors of Mandalay Resort Group and is a member of the Board of Trustees of the International Association of Gaming Attorneys.

     Neil D. Nicastro has been Midway's President and Chief Operating Officer for more than five years, Co-Chief Executive Officer since 1994, Chairman of the Board and Chief Executive Officer since July 1996 and has held various other executive positions for Midway since 1988. Mr. Nicastro was also our President, Chief Executive Officer and Chief Operating Officer for more than five years before his resignation from those positions in April 1998. Mr. Nicastro became a director of WMS in 1986, and he remains a director and a consultant to us. Mr. Nicastro is Louis J. Nicastro's son.

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

     (b) Identification of Executive Officers. The following officers will serve until the 2001 Annual Meeting of the Board of Directors and until their respective successors are duly elected and qualify.

     Louis J. Nicastro. The age and principal employment of Louis J. Nicastro during the last five years is set forth in Item 10(a) above.

     Brian R. Gamache, 41, has served as our President and Chief Operating Officer since April 10, 2000. Mr. Gamache served as President of the Luxury and Resort Division of Wyndham International from January 1998 until April 2000. He was President and Chief Operating Officer of WHG from April 1997 until January 1998. From 1990 until April 1997, when WMS spun off WHG, Mr. Gamache served in various capacities for WMS's former hotel and resort subsidiaries, rising to the position of President and Chief Operating Officer. At the time of that spinoff, Mr. Gamache left WMS to devote his full time to WHG.

     Scott D. Schweinfurth, 46, joined us on April 19, 2000, assuming the offices of Executive Vice President, Chief Financial Officer and Treasurer. He is a certified public accountant and was, from June 1996 until March 2000, Senior Vice President, Chief Financial Officer and Treasurer of Alliance Gaming Corporation, a diversified gaming company. Mr. Schweinfurth also acted as Managing Director of Alliance's Germany-based Bally Wulff subsidiary from November 1999 to March 2000. Alliance acquired Bally Gaming International in June 1996, where Mr. Schweinfurth had served as Senior Vice President, Chief Financial Officer and Treasurer since 1995. Prior to that time, he was employed by Ernst & Young for 18 years, the last six as a partner.

     Orrin J. Edidin, 39, joined us in May 1997. He served as our Vice President, Secretary and General Counsel from June 1997 until May 11, 2000, when he became our Executive Vice President, Secretary and General Counsel. Mr. Edidin also served as Vice President, Secretary and General Counsel of Midway from June 1997 to May 2000. He served as Associate General Counsel of Fruit of the Loom, Inc. from 1992 until May 1997. Mr. Edidin is a member of the International Association of Gaming Attorneys and serves as the Vice President of the Association of Gaming Equipment Manufacturers.

     Terence M. Dunleavy, 43, joined us in May 1997 and was appointed Vice President, Assistant General Counsel and Chief Compliance Officer in June 1999. Mr. Dunleavy was Assistant General Counsel/Director of Compliance of Mikohn Gaming Nevada, Inc. a gaming systems manufacturer, from April 1996 to November 1996, Senior Regulatory Attorney with Madison Gas & Electric Company, from 1994 to January 1996 and Commissioner of the Wisconsin Gaming Commission from 1992 to 1994.

     Robert R. Rogowski, 42, joined us in 1992 as internal auditor, becoming Vice President of Finance of WMS Gaming in February 1996 and our Vice President of Finance and Controller on April 19, 2000. He is a certified public accountant. From 1982 to 1991, he served in the finance department at Sara Lee.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These reporting persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports, or written representations from some of the reporting persons that no Form 5 was required, we believe that during fiscal 2000 all filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

     The Summary Compensation Table below sets forth the compensation earned during the fiscal years ended June 30, 2000, 1999 and 1998 by our Chief Executive Officer, our four next most highly compensated executive officers whose fiscal 2000 salary and bonus exceeded $100,000 and two former executive officers. Mr. Edidin served as an employee of both WMS and Midway until May 2000, and the table sets forth the aggregate employment compensation paid to him by WMS and Midway. Prior to the Midway spin-off, the compensation that we paid to Mr. Edidin was allocated to Midway based upon management's estimates of the percentage of time he devoted to Midway. After the Midway spin-off, compensation that we or Midway paid to him was reimbursed by the other party in amounts equal to the allocated cost under an agreement between Midway and us. We believe that Mr. Edidin devoted, from time to time, 40% to 70% of his time to Midway.

                           SUMMARY COMPENSATION TABLE

                                                        ANNUAL COMPENSATION              LONG TERM COMPENSATION AWARDS
                                              ---------------------------------------   -------------------------------
                                                                                         SECURITIES        ALL OTHER
                                                                              OTHER      UNDERLYING      COMPENSATION
NAME AND PRINCIPAL POSITION                   YEAR   SALARY($)   BONUS($)      ($)      OPTIONS(#)(1)         ($)
---------------------------                   ----   ---------   ---------   --------   -------------   ---------------
Louis J. Nicastro...........................  2000    562,500    1,139,680         --              --             --
  Chairman of the Board                       1999    450,000     500,000          --              --             --
  and Chief Executive Officer (2)             1998    107,308          --          --         500,000      4,956,640(3)
Brian R. Gamache............................  2000     86,538     144,932(4)   22,500         250,000             --
  President and Chief Operating Officer (5)
Scott D. Schweinfurth.......................  2000     52,661      49,796(4)       --         100,000             --
  Executive Vice President, Chief Financial
  Officer and Treasurer (6)
Orrin J. Edidin.............................  2000    217,305      75,000          --         100,000             --(7)
  Executive Vice President, Secretary and     1999    200,000      75,000          --          25,000             --(7)
  General Counsel                             1998    180,000      75,000          --          25,000             --(7)
Terence M. Dunleavy.........................  2000    138,653      45,000          --          30,000             --
  Vice President, Assistant General Counsel   1999    113,000      36,000          --           5,000             --
  and Chief Compliance Officer (8)
Kevin L. Verner (9).........................  2000    208,646     200,000          --              --             --(7)
                                              1999    250,000     200,000          --          50,000         72,000(7)(10)
                                              1998    250,000     100,000          --              --         50,100(7)(10)
Jeffrey M. Schroeder (11)...................  2000    173,906          --      87,500          15,000             --(7)

-------------------------
 (1) Does not include Midway stock options, all of which were granted at an exercise price equal to market value on the date of grant. In fiscal 2000, Mr. Nicastro received options to purchase 10,000 shares of Midway common stock and Mr. Edidin received options to purchase 65,000 shares of Midway common stock. In fiscal 1999, Mr. Edidin received options to purchase 41,304 shares of Midway common stock. In fiscal 1998, Mr. Nicastro received options to purchase 10,000 shares of Midway common stock and Mr. Edidin received options to purchase 35,000 shares of Midway common stock.

 (2) Mr. Nicastro rejoined WMS on April 6, 1998. See "Item 1. Business -- The Midway Spinoff".

 (3) Represents a payment made to Mr. Nicastro to compensate him in lieu of adjusting his WMS stock options in connection with the Midway spinoff. See "Adjustment to Options Resulting from the Midway Spinoff."

 (4) Includes signing bonuses of $100,000 for Mr. Gamache and $25,000 for Mr. Schweinfurth.

 (5) Mr. Gamache joined WMS on April 10, 2000. The amount shown in the "other" column represents reimbursements for relocation expenses advanced at the rate of $7,500 per month. After actual relocation expenses are determined, an adjustment will be made to the actual amount.

 (6) Mr. Schweinfurth joined WMS on April 19, 2000.

 (7) Excludes the value of adjustments to WMS stock options of these holders due to the Midway Spinoff. These amounts are as follows: Mr. Edidin received $49,442 in cash in fiscal 1998, $105,748 in cash in fiscal 1999 and $147,112 in cash in fiscal 2000. He will receive additional cash adjustment payments, up to a total of $196,149 (plus interest) if he is still serving WMS or Midway through the end of the vesting period, on the dates that his options would have vested. Mr. Verner received $175,615 in cash and common stock valued at $85,904 in fiscal 1998, $531,959 in cash in fiscal 1999 and $752,262 in cash in fiscal 2000. Our common stock was valued at the average of the high and low sale prices on the New York Stock Exchange on April 3, 1998, the last day of trading prior to the spinoff.

 (8) Mr. Dunleavy was elected Vice President, Assistant General Counsel and Chief Compliance Officer of WMS as of June 1, 1999 after joining us in May 1997.

 (9) Mr. Verner resigned as Vice President and Chief Operating Officer of WMS effective on April 10, 2000.

(10) Includes $72,000 and $50,100 paid in fiscal 1999 and 1998, respectively, to Mr. Verner in consideration of his forfeiture of performance units granted by his previous employer.

(11) Mr. Schroeder resigned as Vice President, Chief Financial Officer and Treasurer of WMS on April 19, 2000. The amount shown under the "other" column represents his severance payment.

     The following table sets forth information with respect to options to purchase common stock granted in fiscal 2000 under our stock option plans to persons named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                          POTENTIAL REALIZABLE
                                 INDIVIDUAL GRANTS                                          VALUE AT ASSUMED
                           -----------------------------                                  ANNUAL RATES OF STOCK
                                           % OF TOTAL                                    PRICE APPRECIATION FOR
                                         OPTIONS GRANTED                                     OPTION TERM(1)
                             OPTIONS     TO EMPLOYEES IN   EXERCISE PRICE   EXPIRATION   -----------------------
NAME                       GRANTED(#)    FISCAL YEAR(%)      ($/SHARE)         DATE        5%($)        10%($)
----                       -----------   ---------------   --------------   ----------   ----------   ----------
Louis J. Nicastro........          --            --                 --             --            --           --
Brian R. Gamache.........  250,000(2)         24.0%           $ 8.9375         4/9/10    $1,405,185   $3,561,017
Scott D. Schweinfurth....  100,000(3)          9.6%           $  8.125        4/19/10    $  510,500   $1,294,915
Orrin J. Edidin..........  100,000(3)          9.6%           $  8.125        4/19/10    $  510,500   $1,294,915
Terence M. Dunleavy......   20,000(3)          1.9%           $  8.125        4/19/10    $  102,100   $  258,983
                            10,000(4)          1.0%           $ 10.375       11/23/09    $   65,248   $  165,351
Kevin L. Verner..........          --            --                 --             --            --           --
Jeffrey M. Schroeder.....   15,000(4)          1.4%           $10.9375        12/5/09    $  103,178   $  261,473

-------------------------
(1) The assumed appreciation rates are set under the rules and regulations promulgated under the Securities Exchange Act of 1934 and are not derived from the historical or projected prices of our common stock.

(2) Vests as to 100,000 shares on 4/10/2001 and as to an additional 30,000 shares on each April 10 beginning with 2002 until fully vested.

(3) This option becomes exercisable for up to 25%, 50%, 75% and 100% of the option grant upon the first, second, third and fourth anniversaries, respectively, of the date of grant.

(4) This option becomes exercisable for up to 10%, 30%, 60% and 100% of the option grant upon the first, second, third and fourth anniversaries, respectively, of the date of grant.

     The following table sets forth certain information about the exercise of options to purchase our common stock and the number and value of outstanding options owned by persons named in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL-YEAR-END OPTION VALUES

                                                                     NUMBER OF
                                                                     SECURITIES
                                                                     UNDERLYING             VALUE OF
                                                                    UNEXERCISED           UNEXERCISED
                                                                      OPTIONS         IN-THE-MONEY OPTIONS
                                        SHARES                     AT 6/30/00(#)        AT 6/30/00($)(1)
                                      ACQUIRED ON      VALUE        EXERCISABLE/          EXERCISABLE/
NAME                                  EXERCISE(#)   REALIZED($)    UNEXERCISABLE         UNEXERCISABLE
----                                  -----------   -----------   ----------------   ----------------------
Louis J. Nicastro...................        --             --     500,000/      --   $5,000,000/         --
Brian R. Gamache....................        --             --          --/ 250,000   $       --/ $1,625,000
Scott D. Schweinfurth...............        --             --          --/ 100,000   $       --/ $  731,250
Orrin J. Edidin.....................        --             --      22,500/ 127,500   $  263,978/ $1,125,985
Terence M. Dunleavy.................        --             --       6,500/  48,500   $   68,688/ $  375,063
Kevin L. Verner.....................    75,046        735,827          --/      --           --/         --
Jeffrey M. Schroeder................        --             --          --/      --           --/         --

-------------------------
(1) Based on the closing price of our common stock on the New York Stock Exchange on June 30, 2000, which was $15.4375.

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

     In consultation with our financial advisors, the Board approved, and our option holders accepted, a plan in which option holders retained their options to acquire shares of our common stock after the Midway spinoff at an exercise price adjusted to reflect the difference in the value of our common stock immediately before and after the spinoff, and option holders received compensation for the lost value resulting from the distribution of the shares of common stock of Midway to our stockholders in which option holders would not participate. In order to preserve our cash resources, this compensation was paid through a combination of cash and shares of our common stock. Shortly before the spinoff, the Board became concerned that, after payment of taxes, optionees would have little cash remaining and might be inclined, for investment concentration or other reasons, to sell shares of Midway common stock received in the spinoff, which sales might have a depressive effect on the market price of that stock. The Board believed that this concern would be alleviated if $5.0 million of additional cash were available to pay to optionees so that optionees would receive at least 70% of their adjustment payments in cash.

     In order to raise the additional $5.0 million in cash as well as additional cash of approximately $8.5 million used to pay expenses of the spinoff and for additional working capital, we requested that Louis J. Nicastro, Chairman of the Board of WMS, forego his entitlement under the adjustment plan to receive payments valued at $10,406,059 and an adjustment of the exercise price of his stock options to $3.519 per share. Instead, at the request of the Board, shortly before the spinoff, Mr. Nicastro exercised his options to purchase 629,554 shares of our common stock, sold these shares in the public market and received from us a payment of $4,956,640 representing the difference between $10,406,059 and the net amount he received from the exercise and sale. When Mr. Nicastro exercised his options, we received an aggregate exercise price of $13,437,200. The consideration paid under the adjustment plan to the persons named in the Summary Compensation Table is s set forth in footnote 6 to that table.

COMPENSATION OF DIRECTORS

     We pay a fee of $30,000 per year to each director who is not also an employee of WMS or our subsidiaries. Each director who serves as the chairman of any committee of our Board of Directors receives a further fee of $5,000 per year for his services in that capacity, and each member of our Audit and Ethics Committee receives an additional fee of $5,000 per year.

     Our 1991, 1993, 1998 and 2000 stock option plans permit the issuance of shares of our common stock under non-qualified stock options which may be granted to non-employee directors of WMS, generally at not less than 100% of the fair market value of the shares on the date of grant. Under these plans, Mr. Sheinfeld holds options to purchase 125,728 shares; Messrs. Bartholomay, McKenna and Menell each hold options to purchase 87,955 shares; Mr. Reich holds options to purchase 62,955 shares; Mr. Neil D. Nicastro holds options to purchase 25,000 shares; Mr. Satz holds options to purchase 75,000 shares; and Ms. More holds options to purchase 50,000 shares of our common stock.

     Directors are also entitled to participate, at our expense, in a medical reimbursement plan which is supplementary to their primary medical insurance.

     In connection with the Midway spinoff, we entered into a consulting agreement (the "Consulting Agreement") with Neil D. Nicastro under which Mr. Nicastro agreed to make himself reasonably available at our request, to render services to us that the Board of Directors or the Chairman of the Board and Chief Executive Officer of WMS may reasonably request. The term of the Consulting Agreement is for five years from the date of the spinoff, and is automatically renewable for successive one year terms unless either party shall give notice of termination not less than six months prior to the end of the term then in effect. We pay Mr. Nicastro $1,000 per month for his services under the Consulting Agreement.

STOCK OPTION PLANS

     We currently have the following six stock option plans in effect: the 1982 Employee Stock Option Plan; the 1991 Stock Option Plan; the 1993 Stock Option Plan; the 1994 Stock Option Plan; the 1998 Non-Qualified Stock Option Plan; and the 2000 Non-Qualified Stock Option Plan (collectively, the "Plans"). Under the Plans, we may grant options to purchase shares of our common stock. These options may be incentive stock options, which meet the requirements of Section 422 of the Internal Revenue Code, except in the case of the 1998 and 2000 Plans, or may not meet the requirements of that section.

     The purpose of each of the Plans is to encourage our employees and our subsidiaries and, under certain of the Plans, non-employee directors, consultants and advisers to acquire a proprietary interest in WMS and to enable these individuals to realize benefits from an increase in the value of our common stock. We believe that this benefit provides these individuals with greater incentive and encourages their continued provision of services to us and, generally, promotes our interests and those of our stockholders.

     Under the 1982 Plan, as of September 15, 2000, 44,818 options were outstanding, and no further options were available for grant. Under the 1991 Plan, 126,219 options were outstanding, and no further options were available for grant. Under the 1993 Plan, 433,459 options were outstanding, and 1,260 further options were available for grant. Under the 1994 Plan, 361,810 options were outstanding, and no further options were available for grant. Under the 1998 Plan, 933,550 options were outstanding, and 42,500 further options were available for grant. Under the 2000 Plan, 986,514 options were outstanding, and 763,486 further options were available for grant. The average exercise price of outstanding options, at September 15, 2000, was approximately $10.00 per share. Of the 2,886,370 options outstanding, 1,699,967 were held by officers and directors of WMS (including 500,000 held by Louis J. Nicastro).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of our Compensation Committee or Stock Option Committee is an employee or officer of WMS, and no officer, director or other person had any relationship required to be disclosed here.

EMPLOYMENT CONTRACTS

     We employ Louis J. Nicastro under the terms of an Employment Agreement dated September 2, 1999. He receives salaried compensation at the rate of $675,000 per year, or a greater amount if determined by the Board of Directors. Under the agreement, Mr. Nicastro is entitled to a bonus in an amount generally equal to two percent of our pre-tax income. Mr. Nicastro may participate in all benefit plans and perquisites generally available to senior executives and is entitled to reimbursement of all medical and dental expenses incurred by him or his wife during their lives to the extent that these expenses are not otherwise reimbursed by insurance that we provide. Additionally, Mr. Nicastro is entitled to receive any special bonuses that may be determined by the Board of Directors. The agreement also provides that the stock options granted to Mr. Nicastro in 1998, when he rejoined WMS, will be exercisable for their full 10-year term, even if he dies or retires, as long as he complies with his non-competition obligations. The agreement expires on June 30, 2003, subject to automatic extensions so that the term of Mr. Nicastro's employment shall at no time be less than two years.

     In addition, Mr. Nicastro or his estate is entitled to receive certain death, retirement and disability benefits. The death and retirement benefits are payable in installments and are equal to one-half of Mr. Nicastro's salary at the time of death or retirement, provided that payments would not be less than $225,000 per annum. The payment period of the death or retirement benefits is the lesser of 7 years or the number of years Mr. Nicastro is employed by WMS, beginning April 6, 1998, times 2 1/3. If Mr. Nicastro is disabled for more than six consecutive months, and Mr. Nicastro is not able to resume his duties within 30 days of notice of disability, Mr. Nicastro's employment terminates, and he is entitled to receive retirement benefits under the agreement.

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

     If payments made to Mr. Nicastro under the employment agreement after a change of control are considered "excess parachute payments" under Section 280G of the Internal Revenue Code of 1986 (the "Code"), additional compensation is required to be paid to Mr. Nicastro to the extent necessary to eliminate the economic effect on him of the resulting excise tax. Under Section 4999 of the Code, in addition to income taxes, the recipient is subject to a 20% nondeductible excise tax on excess parachute payments. An excess parachute payment is a payment in the nature of compensation which is contingent on a change of ownership or effective control and which exceeds the portion of the base amount (i.e., the average compensation for the five-year period prior to the change of control) allocable to the payment. These rules apply only if the present value of all payments of compensation contingent on the change of control (including non-taxable fringe benefits) is at least equal to three times the base amount. Excess parachute payments are not deductible by us.

     We employ Brian R. Gamache under the terms of an Employment Agreement dated as of March 21, 2000. The employment agreement provides for salaried compensation at the rate of $375,000 per year, or a greater amount as may be determined by the Board of Directors. The agreement also provides for a fixed bonus of the rate of $200,000 per year if the employment continues through the end of that year. In addition, Mr. Gamache receives a performance bonus for each full fiscal year of up to $175,000 per year and, among other things, life insurance coverage in the amount of $200,000 and full participation in all benefit plans and perquisites generally available to executive employees. Mr. Gamache received a signing bonus of $100,000 and relocation expenses of up to $115,000. The agreement expires on June 30, 2003. We may terminate the agreement upon 30 days written notice for cause. The employment agreement may also be terminated at the election of Mr. Gamache for material breach or if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If such a change of control occurs, and Mr. Gamache gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Gamache's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary and fixed bonus. If the agreement terminates by reason of death or disability, we are required to pay Mr. Gamache or his legal representatives an amount equal to one year's base salary and one year's fixed bonus. If we terminate the agreement for a reason other than cause, we are required to pay the greater of (i) one year or (ii) the remainder of the term multiplied by base salary plus fixed bonus. If any portion of the amount paid to Mr. Gamache is subject to the excise tax imposed by
Section 4999 of the Code, then additional compensation is required to be paid to him to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

     We employ Scott D. Schweinfurth under the terms of an Employment Agreement dated as of May 19, 2000. The employment agreement provides for salaried compensation at the rate of $275,000 per year, or a greater amount as may be determined by us. Mr. Schweinfurth may receive annual discretionary bonuses of up to 75% of his base salary, depending on performance criteria, and he received a signing bonus of $25,000 and relocation expenses. Additionally, Mr. Schweinfurth may participate in all benefit plans generally available to executive employees and is provided with life insurance coverage in the amount of $400,000 or whatever lesser amount is available at an annual premium of $3,000. The agreement is subject to automatic extensions so that the term of Mr. Schweinfurth's employment shall at no time be less than one year. We may terminate the agreement upon 30 days written notice for cause. The employment agreement may also be terminated at the election of Mr. Schweinfurth upon 30 days written notice for material breach. It may also be terminated by Mr. Schweinfurth if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If such a change of control occurs, and Mr. Schweinfurth gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Schweinfurth's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary and fixed bonus. If the agreement terminates by reason of death, disability or material breach by us, or if we terminate the agreement other than for cause, we are required to pay Mr. Schweinfurth or his legal representatives an amount equal to all cash compensation that would otherwise be payable to him until the expiration of the extended term of the agreement. If any portion of the amount paid to Mr. Schweinfurth is subject to the excise tax imposed by Section 4999 of the Code, then additional compensation is required to be paid to him to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

     We employ Orrin J. Edidin under the terms of an Employment Agreement dated as of May 8, 2000. The employment agreement provides for salaried compensation at the rate of $250,000 per year, or a greater amount as may be determined by us. Mr. Edidin may receive annual discretionary bonuses of up to 50% of his base salary, depending on performance criteria. Mr. Edidin also receives a bonus of $125,000 if he continues to serve us through October 30, 2000 or is sooner terminated other than for cause or sooner terminates the agreement because of our material breach. Additionally, Mr. Edidin may participate in all benefit plans generally available to executive employees and is provided with life insurance coverage in the amount of $400,000 or whatever lesser amount is available at an annual premium of $3,000. The agreement is subject to automatic extensions so that the term of Mr. Edidin's employment shall at no time be less than three years. We may terminate the agreement upon 30 days written notice for cause. The employment agreement may also be terminated at the election of Mr. Edidin upon 30 days written notice for material breach. It may also be terminated by Mr. Edidin if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If such a change of control occurs, and Mr. Edidin gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Edidin's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary and fixed bonus. If the agreement terminates by reason of death, disability or material breach by us, or if we terminate the agreement other than for cause, we are required to pay Mr. Edidin or his legal representatives an amount equal to all cash compensation that would otherwise be payable to him until the expiration of the extended term of the agreement. If any portion of the amount paid to Mr. Edidin is subject to the excise tax imposed by Section 4999 of the Code, then additional compensation is required to be paid to him to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

     We employ Terence M. Dunleavy under the terms of an Employment Agreement dated as of June 7, 2000. The employment agreement provides for salaried compensation at the rate of $175,000 per year, or a greater amount as may be determined by us. Mr. Dunleavy may receive annual discretionary bonuses of up to 50% of his base salary, depending on performance criteria. Additionally, Mr. Dunleavy may participate in all benefit plans generally available to employees. The agreement is subject to automatic extensions so that the term of Mr. Dunleavy's employment shall at all times be one year, unless the agreement is terminated voluntarily by Mr. Dunleavy or for cause by WMS. The employment agreement may also be terminated at the election of Mr. Dunleavy if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board and if we then breach our obligations to Mr. Dunleavy under the agreement. If both of these conditions are satisfied, and Mr. Dunleavy gives us notice of termination within 60 days of the breach, then in lieu of any other rights under the agreement, all of Mr. Dunleavy's unvested stock options will immediately vest, and we will be required to pay to Mr. Dunleavy the lesser of the following: (a) one year's base salary; or (b) the maximum amount which could be paid to him without any portion of that amount being subject to the excise tax imposed by Section 4999 of the Code.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING PROXY AGREEMENT

     In order for us to manufacture and sell gaming machines in Nevada, our officers are required to be, and have been, registered, licensed or found suitable by the Nevada Gaming Authorities. In addition, under applicable Nevada law and administrative procedure, as a greater than 10% stockholder of WMS, Sumner M. Redstone was required to apply, and has an application pending with the Nevada Gaming Authorities, for a finding of suitability as a stockholder of WMS. Mr. Redstone and National Amusements, Inc. ("NAI"), a company that he controls, collectively own 8,028,200 shares of our common stock. Pending completion of the processing of this application, Mr. Redstone and NAI, on September 21, 1995, voluntarily granted a voting proxy under a voting agreement to Louis J. Nicastro and, if he is unable to perform his duties under the voting agreement, to Neil D. Nicastro, individually, to vote all of Mr. Redstone's and NAI's shares of our common stock. The voting agreement is intended to ensure that the passive investment position of Mr. Redstone and NAI relative to WMS will not change without prior notification to the Nevada Gaming Authorities.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of September 15, 2000 (except as otherwise footnoted) about persons we know to be beneficial owner of more than five percent of our common stock, each of the executive officers named in the Summary Compensation Table who is not also a director of WMS, and all of our directors and executive officers as a group. Security ownership of our directors, individually, is set forth under the heading "Identification of Directors" in Item 10(a) above.

                                                                    NUMBER OF
                                                                 SHARES OF COMMON      PERCENTAGE OF
                                                                STOCK BENEFICIALLY      OUTSTANDING
            NAME AND ADDRESS OF BENEFICIAL OWNER                     OWNED(1)         COMMON STOCK(1)
            ------------------------------------                ------------------    ---------------
Sumner M. Redstone and National Amusements, Inc.............        8,028,200(2)           25.6%
  200 Elm Street
  Dedham, MA 02026
FMR Corp....................................................        4,175,020(3)           13.3%
  82 Devonshire St.
  Boston, MA 02109
Merrill Lynch & Co., Inc....................................        3,188,667(4)           10.2%
  250 Vesey Street
  New York, NY 10381
Neil D. Nicastro (5)........................................        8,053,214(6)           25.6%
Louis J. Nicastro (5).......................................        8,582,832(7)           26.9%
Brian R. Gamache (5)........................................            5,000                  *
Scott D. Schweinfurth (5)...................................            1,000                  *
Orrin J. Edidin (5).........................................           22,500(8)               *
Terence M. Dunleavy (5).....................................            7,500(9)               *
Jeffrey M. Schroeder........................................               --                  0
  299 North Dunton
  Arlington Heights, IL 60004
Kevin L. Verner.............................................               --                  0
  1324 Elmwood Avenue
  Wilmette, IL 60091
Directors and executive officers as a group (16 persons)....        9,314,809(10)          28.6%

-------------------------
  *  Less than 1%.

 (1) Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations based on 31,395,932 shares outstanding on September 15, 2000.

 (2) Based upon Amendment No. 21, dated April 27, 2000, to Schedule 13D filed by Sumner M. Redstone and National Amusements, Inc. and a Form 4 for August 2000 filed by Mr. Redstone with the SEC. On those filings, Redstone and National Amusements reported sole dispositive power over 4,544,300 and 3,483,900 shares, respectively, and shared voting power over those shares under a Proxy Agreement entered into with WMS and Messrs. Louis J. and Neil
     D. Nicastro. See "Voting Proxy Agreement." As a result of his stock ownership in National Amusements, Redstone is considered the beneficial owner of the shares owned by National Amusements.

 (3) Based upon Amendment No. 7 to Schedule 13G filed February 14, 2000, with the SEC by Fidelity International Limited and FMR Corp., the sole stockholder of Fidelity Management & Research Company and Fidelity Management Trust Company. FMR reported that it has sole voting power over 698,700 of the shares and sole dispositive power over 3,666,800 of the shares as a result of Fidelity Management's acting as investment adviser to various investment companies holding 2,968,100 of the shares and Fidelity Management Trust's holding 698,700 of the shares. FMR Corp. also reported that Fidelity Advisors Value Strategies Fund, one of the investment companies, was a beneficial owner of 1,890,100 of these shares. In addition, Fidelity International reported that it has sole voting and investment power over 508,220 of the shares as a result of its acting as investment adviser to various investment companies. Fidelity International was spun off from FMR Corp. in 1980. Fidelity International and FMR also reported that they each may be deemed to be controlled by members of the Edward C. Johnson 3d family.

 (4) Based on Amendment No. 1 to Schedule 13G filed May 5, 2000 with the SEC by Merrill Lynch & Co., Inc. on behalf of its division, Merrill Lynch Asset Management Group ("AMG") and by Merrill Lynch Special Value Fund, Inc. ("SVF"). AMG reported shared voting and dispositive power over 3,188,667 shares, and SVF reported shared voting and dispositive power over 2,113,600 shares.

 (5) This person's address is c/o WMS Industries Inc., 3401 North California Avenue, Chicago, IL 60618.

 (6) Includes 8,028,200 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Also includes 25,000 shares underlying stock options. For a discussion concerning the shared voting power over the 8,028,200 shares referred to above, see "Voting Proxy Agreement."

 (7) Includes 8,028,200 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Also includes 500,000 shares underlying stock options. For a discussion concerning the shared voting power over the 8,028,200 shares referred to above, see "Voting Proxy Agreement."

 (8) Includes 22,500 shares underlying stock options.

 (9) Includes 6,500 shares underlying stock options.

(10) Includes 1,138,037 shares underlying stock options. Additionally, includes 8,028,200 shares of common stock owned by Sumner M. Redstone and National Amusements, Inc. over which Louis J. Nicastro and Neil D. Nicastro both have shared voting power but no dispositive power. See "Voting Proxy Agreement."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH MIDWAY

     Midway was formerly a wholly-owned subsidiary of ours. Since we distributed all of our Midway stock to our stockholders in April 1998, we do not own any Midway common stock. Seven of Midway's directors are also directors of ours, including Louis J. Nicastro and Neil D. Nicastro, the Chief Executive Officer of Midway. See "Item 10 -- Directors and Executive Officers of the Registrant."

     In connection with our spinoff of Midway, we entered into a number of agreements with Midway, each dated as of April 6, 1998. In connection with the termination of our manufacturing relationship with Midway, notice has been given to terminate several of the 1998 agreements early. In addition, the parties are negotiating with respect to the purchase by Midway of specified equipment and spare parts and for the lease by Midway of our building at 2704 Roscoe Street in Chicago Illinois, to begin in 2001, among other matters. The material agreements between Midway and us, each dated as of April 6, 1998, as amended in some cases, are described below:

     Manufacturing Agreement. We manufacture coin-operated video games and kits for Midway under this agreement. Midway supplies most of the materials used in the manufacture of coin-operated video games, but we supply a small amount of the materials and charge Midway our cost plus 9.0% for these materials. All labor costs, including fringe benefits, directly associated with the manufacturing of coin-operated video games are charged to Midway at our cost, plus 9.0%. The Waukegan plant's operating costs are either identified as Midway costs and charged to Midway, or allocated as agreed between the parties, plus 9%. The identified or allocated costs include manufacturing costs, materials management costs, quality assurance costs and administration costs. The agreement has been noticed for termination on September 30, 2000.

     Spare Parts Sales and Service Agreement. We sell spare parts for Midway's coin-operated video games. The agreement does not include warranty services, which Midway provides directly to its customers. The agreement has been noticed for termination on September 30, 2000.

     Information Systems Service Agreement. We provide Midway with access to our computer systems for many of their computing needs, including order entry, financial and manufacturing modules, marketing and sales and engineering (including engineering documentation and blueprint systems) as well as support for the computer system. We also coordinate the provision and maintenance of cabling, wiring, switching components, routers and gateway and the purchasing, maintaining and upgrading of network services for Midway. These services include purchasing of desktop computers and related hardware as well as providing some telecommunications services to Midway. Midway may also request that we provide services to it to develop their communications networking, operating and computer system and other related services. Midway pays us an amount equal to our cost for all services provided plus 6.6%. The agreement has been noticed for termination on December 31, 2000, except with respect to access to Midway's AS-400 System and related services, which access and services shall terminate on December 31, 2001.

     Confidentiality and Non-Competition Agreement. Under this agreement, Midway or we may designate business information as confidential, and the other party must use its best efforts to keep this information confidential. The agreement also includes a five year non-competition clause.

     Right of First Refusal Agreement. We have granted Midway a right of first refusal with respect to any offer to us to purchase specified facilities of ours as long as the offer is not made in connection with the sale of our stock or assets and business as a going concern. The term of the agreement expires April 5, 2008.

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

     Temporary Support Services Agreement. We supply a portion of Midway's janitorial and other agreed upon services, including the use of space by Midway in any of our facilities, as requested by Midway. In exchange for these services, Midway pays us an amount equal to our direct or allocated cost (including wages, salaries, fringe benefits and materials), as indicated on our monthly invoices. The agreement will continue until December 31, 2001; provided, however, that each party may, upon 60 days notice, terminate any one or more of the services provided, except the use of space by Midway in any WMS facility.

     Tax Separation Agreement. Until the Midway spinoff, Midway had been a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes (the "WMS Group") since 1988. Therefore, Midway is jointly and severally liable for any federal tax liability of the WMS Group for the period that it was part of the WMS Group. The agreement sets forth the parties' respective liabilities for federal, state and local taxes as well as their agreements as a result of Midway and its subsidiaries ceasing to be members of the WMS Group. The agreement governs, among other things, (i) the filing of tax returns with federal, state and local authorities, (ii) the carryover of any tax benefits of Midway, (iii) the treatment of the deduction attributable to the exercise of stock options to purchase our common stock which are held by employees or former employees of Midway and any other similar compensation related tax deductions, (iv) the treatment of certain net operating loss carrybacks, (v) the treatment of audit adjustments, (vi) procedures with respect to any proposed audit adjustment or other claim made by any taxing authority with respect to a tax liability of Midway or any of its subsidiaries. Some other tax matters are addressed in the Tax Sharing Agreement described below.

     Tax Indemnification Agreement. This agreement provides for indemnification if the Midway spinoff fails to qualify under Section 355 of the Code. Each of the parties agreed, among other things, that for a period of two years after the spinoff, each would continue active conduct of its historic trade or business as conducted by it during the five-year period prior to the spinoff. Additionally, each party agreed not to: (i) merge or consolidate with another entity; (ii) liquidate or partially liquidate; (iii) sell or transfer all or substantially all its assets in a single transaction or a series of transactions; (iv) redeem or otherwise repurchase any of its capital stock in a manner contrary to certain Internal Revenue Service ("IRS") revenue procedures; (v) enter into any transaction or make any change in its equity structure which may cause the spinoff to be treated as a plan under which one or more persons acquire directly or indirectly its common stock representing a "50 percent or greater interest" within the meaning of Section 355(d)(4) of the Code; or (vi) in the case of Midway, except in connection with stock issued under an employee benefit or compensation plan, and except as described in the private letter ruling issued in connection with the spinoff, issue additional shares of its capital stock, unless that party first obtains the consent of the other party and, if applicable, the person or persons acquiring a "50 percent or greater interest" in the party have agreed to become jointly or severally liable for payments required to be made by that party under the Tax Indemnification Agreement.

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

OTHER RELATED PARTY TRANSACTIONS

     Ira S. Sheinfeld, one of our directors, is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, which we retained to provide tax services during the last fiscal year and propose to retain for tax services during the current fiscal year.

     Donna B. More, one of our directors, is a member of the More Law Group law firm, which we retained to provide legal services during the last fiscal year and propose to retain for legal services during the current fiscal year.

     William C. Bartholomay, one of our directors, is President of Near North National Group, insurance brokers, which we retained to provide insurance services during the last fiscal year and propose to retain for insurance services during the current fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. See "Index to Financial Information" on page F-1.

         (2) Financial Statement Schedule. See "Index to Financial Information" on page F-1.

         (3) Exhibits.

          3(a)           Amended and Restated Certificate of Incorporation of WMS
                         dated February 17, 1987; Certificate of Amendment dated
                         January 28, 1993; and Certificate of Correction dated May 4,
                         1994, incorporated by reference to Exhibit 3(a) to WMS's
                         Annual Report on Form 10-K for the year ended June 30, 1994
                         (the "1994 10-K").
          3(b)           Certificate of Amendment to the Amended and Restated
                         Certificate of Incorporation of WMS, as filed with the
                         Secretary of State of the State of Delaware on February 25,
                         1998, incorporated by reference to Exhibit 3.1 to WMS's
                         Quarterly Report on Form 10-Q for the fiscal quarter ended
                         March 31, 1998.
          3(c)           Form of Certificate of Designations of Series A Preferred
                         Stock incorporated by reference to Exhibit A to the Rights
                         Agreement filed as Exhibit 1 to WMS's Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the
                         "Form 8-A").
          3(d)           By-Laws of WMS, as amended and restated through June 26,
                         1996, incorporated by reference to Exhibit 3(b) to WMS's
                         Annual Report on Form 10-K for the year ended June 30, 1996.
          4              Rights Agreement dated as of March 5, 1998 between WMS and
                         The Bank of New York, as Rights Agent, incorporated by
                         reference to Exhibit B to the Form 8-A).
         10(a)           1982 Employee Stock Option Plan, as amended, incorporated by reference to Exhibit 10(e) to the 1994 10-K.
         10(b)           1991 Stock Option Plan, as amended, incorporated by
                         reference to Exhibit 10(f) to the 1994 10-K.
         10(c)           1993 Stock Option Plan, incorporated by reference to Exhibit
                         10(g) to the 1994 10-K.
         10(d)           1994 Stock Option Plan, incorporated by reference to
                         Appendix A to WMS's Definitive Proxy Statement dated
                         December 12, 1994.
         10(e)           Form of Indemnity Agreement authorized to be entered into
                         between WMS and each officer and director approved by the
                         Board of Directors, incorporated by reference to Exhibit
                         10(k) to the 1994 10-K.
         10(f)           WMS Industries Inc. Treasury Share Bonus Plan adopted April
                         19, 1993, incorporated by reference to Exhibit 10(ee) to
                         WMS's Annual Report on Form 10-K for the fiscal year ended
                         June 30, 1993.
         10(g)           Voting Proxy Agreement dated September 21, 1995 among Louis
                         J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and
                         National Amusements, Inc., incorporated by reference to
                         Exhibit 10(u) to WMS's Annual Report on Form 10-K for the
                         fiscal year ended June 30, 1995.
         10(h)           Tax Sharing Agreement dated as of July 1, 1996 among WMS,
                         Midway, Atari Games Corporation ("Atari") and others,
                         incorporated by reference to Exhibit 10.2 to Midway's
                         Registration Statement on Form S-1 (File No. 333-11919) (the
                         "Midway S-1").
         10(i)           Patent License Agreement dated as of July 1, 1996 among WMS,
                         Williams Electronics Games, Inc. ("WEG") and Midway,
                         incorporated by reference to Exhibit 10.4 to the Midway S-1.

         10(j)           Amendment to Article III, Section 3 (Option Adjustments) of
                         1982 Employee Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS's Definitive Proxy Statement on
                         Schedule 14A as filed with the Commission on December 11,
                         1996 (the "1996 Proxy Statement").
         10(k)           Amendment to Article III, Section 3 (Option Adjustments) of
                         1991 Stock Option Plan, incorporated by reference to
                         Proposal No. 2 to the 1996 Proxy Statement.
         10(l)           Amendment to Article III, Section 3 (Option Adjustments) of
                         1993 Stock Option Plan, incorporated by reference to
                         Proposal No. 2 to the 1996 Proxy Statement.
         10(m)           Amendment to Article III, Section 3 (Option Adjustments) of
                         1994 Stock Option Plan, incorporated by reference to
                         Proposal No. 2 to the 1996 Proxy Statement.
         10(n)           1998 Non-Qualified Stock Option Plan, incorporated by
                         reference to Exhibit 4.6(a) to WMS's Registration Statement
                         No. 333-57585 on Form S-8 filed with the Commission on June
                         24, 1998.
         10(o)           Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to Exhibit 3 to the Report on Form 8-K filed April 17, 1998 (the "April
                         1998 8-K").
         10(p)           Employment Agreement dated as of April 6, 1998 between WMS and Louis J. Nicastro, incorporated by reference to Exhibit
                         1 to the April 1998 8-K.
         10(q)           Manufacturing Agreement dated as of April 6, 1998 between
                         WEG and Midway and the Guaranty of the obligations of WEG
                         thereunder by WMS, incorporated by reference to Exhibit
                         10.23 to the Midway Annual Report on Form 10-K for the
                         fiscal year ended June 30, 1998 (the "Midway 1998 10-K").
         10(r)           Spare Parts Sales and Service Agreement dated as of April 6,
                         1998 among WEG, Midway and Atari, incorporated by reference to Exhibit 10.25 to the Midway 1998 10-K.
         10(s)           Information Systems Service Agreement dated as of April 6,
                         1998 between WEG and Midway, incorporated by reference to
                         Exhibit 10.27 to the Midway 1998 10-K.
         10(t)           Confidentiality and Non-Competition Agreement dated as of
                         April 6, 1998 between WMS and Midway, incorporated by
                         reference to Exhibit 10.28 to the Midway 1998 10-K.
         10(u)           Right of First Refusal Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit
                         10.29 to the Midway 1998 10-K.
         10(v)           Third Parties Agreement dated as of April 6, 1998 between
                         WMS and Midway, incorporated by reference to Exhibit 10.30 to the Midway 1998 10-K.
         10(w)           Temporary Support Services Agreement dated as of April 6,
                         1998 between WMS and Midway, incorporated by reference to
                         Exhibit 10.31 to the Midway 1998 10-K.
         10(x)           Tax Separation Agreement dated as of April 6, 1998 between
                         WMS and Midway, incorporated by reference to Exhibit 10.32 to the Midway 1998 10-K.
         10(y)           Tax Indemnification Agreement dated as of April 6, 1998
                         between WMS and Midway, incorporated by reference to Exhibit
                         10.33 to the Midway 1998 10-K.
         10(z)           Worldwide Merchandising Agreement/License Agreement Summary
                         and License Agreement between WMS Gaming Inc., Hasbro, Inc.
                         and Hasbro International, Inc. dated as of the first day of
                         September, 1997, incorporated by reference to Exhibit 99.1 to WMS's Registration Statement No. 83021 on Form S-3 filed with the Commission on July 16, 1999 (the "1999 S-3").
                         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
                         Commission.

         10(aa)          Amendment to License Agreement between WMS Gaming Inc.,
                         Hasbro, Inc. and Hasbro International, Inc. dated 1998,
                         incorporated by reference to Exhibit 99.2 to the 1999 S-3.
                         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
                         Commission.
         10(bb)          Employment Agreement between Louis J. Nicastro and WMS dated
                         September 2, 1999, incorporated by reference to Exhibit
                         10(ii) to WMS's Annual Report on Form 10-K for the fiscal
                         year ended June 30, 1999.
         10(cc)          Employment Agreement between Brian R. Gamache and WMS dated as of March 21, 2000, incorporated by reference to Exhibit
                         10(a) to WMS's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.
         10(dd)          2000 Non-Qualified Stock Option Plan.
         10(ee)          Employment Agreement between Scott D. Schweinfurth and WMS dated May 19, 2000.
         10(ff)          Employment Agreement between Orrin J. Edidin and WMS dated
                         May 8, 2000.
         10(gg)          Employment Agreement between Terence M. Dunleavy and WMS
                         dated June 7, 2000.
         21              Subsidiaries of the Registrant.
         23              Consent of Ernst & Young LLP.
         27              Financial Data Schedule

     (b) Reports on Form 8-K.

     We did not file any reports on Form 8-K in the quarter ended June 30, 2000.

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE NO.
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of independent auditors..............................     F-2
Consolidated balance sheets at June 30, 2000 and June 30,
  1999......................................................     F-3
Consolidated statements of operations for the years ended
  June 30, 2000, 1999 and 1998..............................     F-4
Consolidated statements of changes in stockholders' equity
  for the years ended June 30, 2000, 1999 and 1998..........     F-5
Consolidated statements of cash flows for the years ended
  June 30, 2000, 1999 and 1998..............................     F-6
Notes to consolidated financial statements..................     F-7
Financial statement schedule II -- Valuation and Qualifying
  Accounts for the years ended June 30, 2000, 1999 and
  1998......................................................    F-19

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
WMS Industries Inc.

     We have audited the accompanying consolidated balance sheets of WMS Industries Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
August 10, 2000

                              WMS INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      JUNE 30,
                                                                --------------------
                                                                  2000        1999
                                                                --------    --------
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................    $ 19,869    $ 58,669
  Short-term investments....................................      60,800          --
                                                                --------    --------
                                                                  80,669      58,669
  Receivables, net of allowances of $3,592 in 2000 and
     $2,883 in 1999.........................................      45,190      29,744
  Notes receivable, current portion.........................       9,076       6,561
  Income tax receivable.....................................          --       3,257
  Inventories
     Raw materials and work-in-progress.....................      10,152      11,452
     Finished goods.........................................      22,766      24,392
                                                                --------    --------
                                                                  32,918      35,844
  Assets of discontinued operations.........................       5,246      30,439
  Deferred income taxes.....................................       9,279      17,595
  Other current assets......................................       1,198         635
                                                                --------    --------
          Total current assets..............................     183,576     182,744
Gaming machines on participation or lease, net..............      16,809      19,731
Property, plant and equipment, net..........................      30,465      31,484
Other assets................................................       8,180       4,120
                                                                --------    --------
          Total assets......................................    $239,030    $238,079
                                                                ========    ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  8,352    $  7,042
  Accrued compensation and related benefits.................       3,735       2,747
  Income taxes payable......................................       2,956          --
  Accrued liability related to patent litigation............          --      38,543
  Liabilities of discontinued operations....................       8,242      12,053
  Other accrued liabilities.................................      10,325       4,990
                                                                --------    --------
          Total current liabilities.........................      33,610      65,375
Deferred income taxes.......................................          --         625
Stockholders' equity:
  Preferred stock (5,000,000 shares authorized, none
     issued)................................................          --          --
  Common stock (issued 30,920,042 shares in 2000 and
     30,428,621 shares in 1999).............................      15,460      15,214
  Additional paid-in capital................................     184,278     180,989
  Retained earnings (accumulated deficit)...................       6,064     (23,742)
  Treasury stock, at cost (77,312 shares in 2000 and
     1999)..................................................        (382)       (382)
                                                                --------    --------
          Total stockholders' equity........................     205,420     172,079
                                                                --------    --------
          Total liabilities and stockholders' equity........    $239,030    $238,079
                                                                ========    ========

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED JUNE 30,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
REVENUES
  Machine sales.............................................    $149,080    $101,895    $ 48,820
  Participation and lease...................................      67,596      24,061       7,968
                                                                --------    --------    --------
          Total revenues....................................     216,676     125,956      56,788
                                                                --------    --------    --------
COSTS AND EXPENSES
  Cost of sales.............................................      87,264      67,748      36,470
  Cost of participation and lease revenue...................       8,342       2,547         981
  Research and development..................................      11,658       8,665       7,803
  Selling and administrative................................      40,751      27,340      20,422
  Depreciation and amortization.............................      14,346       5,941       2,472
  Adjustment to common stock options........................       1,962       3,037      59,890
  Reversal of excess accrual due to settlement of
     litigation.............................................     (15,631)         --          --
                                                                --------    --------    --------
          Total costs and expenses..........................     148,692     115,278     128,038
                                                                --------    --------    --------
Operating income (loss).....................................      67,984      10,678     (71,250)
Interest and other income...................................       3,454       3,525       4,410
                                                                --------    --------    --------
Income (loss) from continuing operations before income
  taxes.....................................................      71,438      14,203     (66,840)
Provision (benefit) for income taxes........................      27,016       5,397     (22,891)
                                                                --------    --------    --------
Income (loss) from continuing operations....................      44,422       8,806     (43,949)
Discontinued operations, net of applicable income taxes:
  Pinball and cabinets segment
     Loss from discontinued operations......................        (469)     (4,332)     (5,103)
     Costs related to discontinuance........................     (13,070)         --          --
  Contract manufacturing segment
     Income from discontinued operations....................         598         779         228
     Costs related to discontinuance........................      (1,675)         --          --
  Video games segment
     Income from discontinued operations....................          --          --      28,302
     Costs related to discontinuance........................          --          --      (1,556)
                                                                --------    --------    --------
Net income (loss)...........................................    $ 29,806    $  5,253    $(22,078)
                                                                ========    ========    ========
Basic per share of common stock:
  Income (loss) from continuing operations..................    $   1.45    $   0.30    $  (1.66)
                                                                --------    --------    --------
  Net income (loss).........................................    $   0.97    $   0.18    $  (0.84)
                                                                --------    --------    --------
Diluted per share of common stock:
  Income (loss) from continuing operations..................    $   1.42    $   0.30    $  (1.66)
                                                                --------    --------    --------
  Net income (loss).........................................    $   0.95    $   0.18    $  (0.84)
                                                                --------    --------    --------
Average number of shares outstanding -- basic...............      30,615      29,308      26,446
                                                                --------    --------    --------
Average number of shares outstanding -- diluted.............      31,322      29,511      26,446
                                                                --------    --------    --------

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                  ADDITIONAL    RETAINED     TREASURY    UNREALIZED        TOTAL
                                       COMMON      PAID-IN      EARNINGS      STOCK,      HOLDING      STOCKHOLDERS'
                                        STOCK      CAPITAL      (DEFICIT)    AT COST        LOSS          EQUITY
                                       -------    ----------    ---------    --------    ----------    -------------
BALANCE AS OF JUNE 30, 1997........    $12,135     $ 84,673     $ 112,098     $(148)      $(12,758)      $196,000
Net loss for the year ended June
  30, 1998.........................         --           --       (22,078)       --             --        (22,078)
Decrease in unrealized loss on non-
  current investment in marketable
  equity securities................         --           --            --        --         12,758         12,758
                                                                                                         --------
Comprehensive loss.................                                                                        (9,320)
Issuance of 758,385 shares of
  common stock through exercise of
  stock
  options..........................        379       13,954            --        --             --         14,333
Issuance of 2,488,855 shares of
  common stock in conversion of
  subordinated debentures..........      1,244       55,090            --        --             --         56,334
Issuance of 515,360 shares of
  common stock relating to
  adjustment of stock options......        258       14,717            --        --             --         14,975
Tax benefit from common stock
  options..........................         --        1,984            --        --             --          1,984
Distribution of subsidiary as a
  tax-free dividend................         --           --      (119,015)       --             --       (119,015)
                                       -------     --------     ---------     -----       --------       --------
BALANCE AS OF JUNE 30, 1998........     14,016      170,418       (28,995)     (148)            --        155,291
Net income for the year ended June
  30, 1999.........................         --           --         5,253        --             --          5,253
Issuance of 2,395,855 shares of
  common stock through exercise of
  stock
  options..........................      1,198        6,893            --        --             --          8,091
Tax benefit from common stock
  options..........................         --        3,678            --        --             --          3,678
Received 25,000 treasury shares in
  lieu of cash from exercise of
  stock options....................         --           --            --      (234)            --           (234)
                                       -------     --------     ---------     -----       --------       --------
BALANCE AS OF JUNE 30, 1999........     15,214      180,989       (23,742)     (382)            --        172,079
Net income for the year ended June
  30, 2000.........................         --           --        29,806        --             --         29,806
Issuance of 491,421 shares of
  common stock through exercise of
  stock
  options..........................        246        1,333            --        --             --          1,579
Tax benefit from common stock
  options..........................         --        1,956            --        --             --          1,956
                                       -------     --------     ---------     -----       --------       --------
BALANCE AS OF JUNE 30, 2000........    $15,460     $184,278     $   6,064     $(382)      $     --       $205,420
                                       =======     ========     =========     =====       ========       ========

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      YEARS ENDED JUNE 30,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...........................................    $ 29,806    $  5,253    $(22,078)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Discontinued operations:
     Loss from pinball and cabinets segment.................         469       4,332       5,103
     Income from contract manufacturing segment.............        (598)       (779)       (228)
     Income from video games segment........................          --          --     (28,302)
     Costs related to discontinuance........................      14,745          --       1,556
  Gain on sale of marketable equity securities..............          --          --        (859)
  Depreciation and amortization.............................      14,346       5,941       2,472
  Provision for bad debts...................................       1,943       2,979       1,534
  Common stock issued in common stock option adjustment.....          --          --      14,975
  Reversal of excess accrual due to settlement of
     litigation.............................................     (15,631)         --          --
  Payment in settlement of litigation.......................     (27,000)         --          --
  Deferred income taxes.....................................      11,376         147       3,098
  Tax benefit from exercise of common stock options.........       1,956       3,678       1,984
  Increase (decrease) resulting from changes in operating
     assets and liabilities:
     Receivables............................................     (18,529)    (14,011)     (4,915)
     Income taxes...........................................      10,422       6,857     (10,114)
     Inventories............................................       4,022      (5,375)    (11,237)
     Other current assets...................................        (563)       (207)        205
     Other assets...........................................        (808)      2,854       2,800
     Accounts payable and accruals..........................       9,250       9,826      (1,241)
                                                                --------    --------    --------
Net cash provided (used) by operating activities............      35,206      21,495     (45,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment...................      (3,079)     (9,140)     (1,877)
Additions to gaming machines on participation or lease......      (8,860)    (20,201)       (305)
Net change in short-term investments........................     (60,800)     26,000      44,000
Proceeds from sale of marketable equity securities..........          --          --      28,617
                                                                --------    --------    --------
Net cash provided (used) by investing activities............     (72,739)     (3,341)     70,435

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on exercise of stock options..................       1,579       7,857      14,333
Redemption of long-term debt................................          --          --        (178)
                                                                --------    --------    --------
Net cash provided by financing activities...................       1,579       7,857      14,155

CASH FLOWS FROM DISCONTINUED OPERATIONS
Pinball and cabinets segment................................      (5,073)     (5,904)       (384)
Contract manufacturing segment..............................       2,227       1,619         431
Video games segment.........................................          --          --      (4,300)
                                                                --------    --------    --------
Net cash used by discontinued operations....................      (2,846)     (4,285)     (4,253)
Increase (decrease) in cash and cash equivalents............     (38,800)     21,726      35,090
Cash and cash equivalents at beginning of year..............      58,669      36,943       1,853
                                                                --------    --------    --------
Cash and cash equivalents at end of year....................    $ 19,869    $ 58,669    $ 36,943
                                                                ========    ========    ========

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS OVERVIEW

     WMS Industries Inc. ("WMS") is now engaged in one business segment: the design, manufacture and marketing of slot machines (video and reel type) and video lottery terminals. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     On April 6, 1998, WMS completed a spin-off of its 86.8% ownership interest in Midway Games Inc. ("Midway") consisting of 33,400,000 shares of Midway common stock, to the WMS stockholders. The activities of Midway prior to its spin-off, which was the video game segment of WMS, are shown as a discontinued operation.

     On October 25, 1999, WMS announced the closing of its pinball and cabinets segment and on August 10, 2000, WMS announced the discontinuance of its contract manufacturing segment with operations expected to cease September 30, 2000. Accordingly, the financial position, results of operations and cash flows of these segments have been reported as discontinued operations in the consolidated financial statements.

NOTE 2: PRINCIPAL ACCOUNTING POLICIES

  Consolidation Policy

     The consolidated financial statements include the accounts of WMS and its majority-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain prior year balances have been reclassified to conform with the current year presentation.

  Cash Equivalents

     All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents.

  Short-term Investments

     All investments are designated as available-for-sale and are recorded at market value with the holding gain or loss, if any, reflected in stockholders' equity. Short-term investments consist principally of money market preferred stocks that generally have no fixed maturity dates but have dividend reset dates every 49 days or less.

  Inventories

     Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.

  Property, Plant and Equipment and Gaming Machines on Participation or Lease

     Property, plant and equipment and gaming machines on participation or lease are stated at cost and depreciated by the straight-line method over their estimated useful lives. Significant replacements and improvements are capitalized. Other maintenance and repairs are expensed.

  Revenue Recognition

     Revenue is recognized from product sales when the title to the product and the risk and rewards of ownership transfer to the customer. Participation and lease revenue are recognized when earned.

                              WMS INDUSTRIES INC.

  Advertising Expense

     The cost of advertising is charged to earnings as incurred and for fiscal 2000, 1999 and 1998 was $614,000, $1,011,000 and $453,000, respectively.

  Research and Development

     Research and development costs are expensed as incurred.

  Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings per Share from Continuing Operations

     The reconciliation of the basic to diluted earnings per share for the fiscal years ended June 30, 2000 and 1999 is as follows:

                                                                 YEAR ENDED JUNE 30, 2000
                                                              ------------------------------
                                                                                   PER-SHARE
                                                              INCOME     SHARES     AMOUNT
                                                              -------    ------    ---------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Basic EPS.................................................    $44,422    30,615      $1.45
Effect of Dilutive Securities -- Stock Options............         --       707       0.03
                                                              -------    ------      -----
Diluted EPS...............................................    $44,422    31,322      $1.42
                                                              =======    ======      =====

                                                                 YEAR ENDED JUNE 30, 1999
                                                              ------------------------------
                                                                                   PER-SHARE
                                                              INCOME     SHARES     AMOUNT
                                                              -------    ------    ---------
                                                                  (IN THOUSANDS, EXCEPT
                                                                    PER SHARE AMOUNTS)
Basic EPS.................................................    $ 8,806    29,308      $0.30
Effect of Dilutive Securities -- Stock Options............         --       203       0.00
                                                              -------    ------      -----
Diluted EPS...............................................    $ 8,806    29,511      $0.30
                                                              =======    ======      =====

     The reconciliation for the year ended June 30, 1998 is not presented as the effect is anti-dilutive.

     Options to purchase 290,000 shares of common stock at $12.33 per share were outstanding during the last quarter of the year ended June 30, 2000 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the quarter. The options, which expire during the year ended June 30, 2010, were still outstanding as of June 30, 2000.

     Options to purchase 45,000 shares of common stock at $14.87 per share were outstanding during the last quarter of the year ended June 30, 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the quarter. These options, which expire during the year ended June 30, 2009, were still outstanding as of June 30, 1999.

NOTE 3: DISCONTINUED OPERATIONS

     As discussed in Note 1, on April 6, 1998 WMS completed the spinoff of Midway, on October 25, 1999, WMS announced the closing of its pinball and cabinets segment and on August 10, 2000, WMS announced the discontinuance of its contract manufacturing segment with operations expected to cease effective September 30, 2000. Accordingly, the financial position, results of operations and cash flows of these businesses have been reported as discontinued operations in the consolidated financial statements.

     By January 2000, manufacturing activities for the pinball and cabinet segment were completed. All finished goods have been disposed of and any remaining assets, including raw material inventory and

                              WMS INDUSTRIES INC.

equipment, are expected to be sold or disposed of at the earliest practical date. At June 30, 2000, the assets of the pinball and cabinets segment consisted of trade receivables, inventories and plant and equipment amounting to $4.1 million after deducting an allowance of $7.9 million for write-downs to estimated realizable value. The liabilities related to discontinued operations were $5.7 million, including $3.3 million of reserves established for shutdown costs and estimated operating losses through the disposal date. The Company recorded a $21.3 million pre-tax loss for the closing of these operations, including cash expenses of $10.1 million, for projected operating losses through the disposal date, severance pay, and shut down expenses. The loss on disposal included $11.2 million in non-cash losses for the write-downs of receivables, inventory, plant and equipment to net realizable value. Tax benefits related to the loss on disposal were estimated to be $8.1 million. The diluted loss per share from the discontinued pinball and cabinet segment was $0.43, $0.15, and $0.19, respectively, for the years ended June 30, 2000, 1999 and 1998.

     The condensed statement of operations for the pinball and cabinets segment for the fiscal years ended June 30, 2000, 1999 and 1998 is as follows:

                                                              2000       1999       1998
                                                             -------    -------    -------
                                                                    (IN THOUSANDS)
Revenues.................................................    $25,499    $46,109    $38,251
Costs and expenses.......................................     26,255     53,097     46,012
                                                             -------    -------    -------
Loss before tax provision................................       (756)    (6,988)    (7,761)
Benefit for income taxes.................................       (287)    (2,656)    (2,658)
                                                             -------    -------    -------
Net loss.................................................    $  (469)   $(4,332)   $(5,103)
                                                             =======    =======    =======

     Management expects to cease contract manufacturing of video games by September 30, 2000. Any remaining assets, including inventory and equipment, are expected to be sold or disposed of at the earliest practical date. At June 30, 2000, the assets of the contract manufacturing segment consisted of trade receivables, inventories and plant and equipment amounting to $1.1 million after deducting an allowance of $1.6 million for write-downs to estimated realizable value. The liabilities related to discontinued operations were $2.5 million, including $1.2 million of reserves established for shutdown costs through the disposal date. The Company recorded a $2.8 million pre-tax loss related to the disposal, including cash expenses of $1.2 million, for severance pay and shut down expenses. The loss on disposal included $1.6 million in non-cash losses for write-downs of receivables, inventory, plant and equipment to net realizable value. Tax benefits related to the loss on disposal were estimated to be $1.1 million. The diluted income (loss) per share from the discontinued contract manufacturing segment was $(0.03), $0.03, and $0.01, respectively, for the years ended June 30, 2000, 1999 and 1998.

     The condensed statement of operations for the contract manufacturing segment for the fiscal years ended June 30, 2000, 1999 and 1998 is as follows:

                                                               2000       1999       1998
                                                              -------    -------    ------
                                                                     (IN THOUSANDS)
Revenues..................................................    $11,118    $15,225    $3,951
Costs and expenses........................................     10,153     13,968     3,604
                                                              -------    -------    ------
Income before tax provision...............................        965      1,257       347
Provision for income taxes................................        367        478       119
                                                              -------    -------    ------
Net income................................................    $   598    $   779    $  228
                                                              =======    =======    ======

     As discussed in Note 1, on April 6, 1998, the Company completed a spin-off of its 86.8% interest in Midway. Net assets of the video games segment of $119,015,000 at the time of spin-off were recorded as a reduction of retained earnings from the tax-free dividend.

                              WMS INDUSTRIES INC.

     In conjunction with the Midway spin-off, at the request of the Board of Directors, on April 6, 1998 Neil D. Nicastro resigned as President, Chief Executive Officer and Chief Operating Officer of WMS to devote his full time to Midway as Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer. Neil D. Nicastro agreed to the early termination and full settlement of his employment agreement with WMS pursuant to which, in lieu of all future payments of base salary, bonus, retirement and death benefits, he received a payment of $2,500,000 and a 10 year option to purchase 250,000 shares of the Company's common stock. The payment less income tax benefit of $861,000 and amounts previously accrued under his employment agreement are included in discontinuance costs in fiscal 1998. Other discontinuance costs of $150,000 were accrued in connection with the Midway spin-off in addition to $1,650,000 accrued at June 30, 1997. The diluted income per share from the discontinued video games segment was $1.01 for the year ended June 30, 1998.

     The condensed statement of operations for Midway for the nine months ended March 31, 1998 is as follows:

                                                                   1998
                                                                   ----
                                                              (IN THOUSANDS)
Revenues....................................................     $293,144
Cost and expenses...........................................      242,850
                                                                 --------
Operating income............................................       50,294
Interest and other income, net..............................        2,326
                                                                 --------
Income before tax provision.................................       52,620
Provision for income taxes..................................       19,996
                                                                 --------
Net income..................................................     $ 32,624
                                                                 ========

     The income from discontinued operations of the video games segment for the nine months ended March 31, 1998 shown in the WMS consolidated statements of operations is equal to net income of Midway reduced by minority interest in income of $4,322,000.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT AND GAMING MACHINES ON PARTICIPATION OR LEASE

     At June 30 net property, plant and equipment were:

                                                                  2000        1999
                                                                --------    --------
                                                                   (IN THOUSANDS)
Land........................................................    $  2,985    $  2,985
Buildings and improvements..................................      25,926      25,333
Machinery and equipment.....................................      18,426      16,246
Furniture and fixtures......................................       2,548       2,214
                                                                --------    --------
                                                                  49,885      46,778
Less accumulated depreciation...............................     (19,420)    (15,294)
                                                                --------    --------
Net property, plant and equipment...........................    $ 30,465    $ 31,484
                                                                ========    ========

     At June 30 net gaming machines on participation or lease were:

                                                                  2000       1999
                                                                --------    -------
                                                                  (IN THOUSANDS)
Gaming machines.............................................    $ 35,726    $26,866
Less accumulated depreciation...............................     (18,917)    (7,135)
                                                                --------    -------
Net gaming machines on participation or lease...............    $ 16,809    $19,731
                                                                ========    =======

                              WMS INDUSTRIES INC.

NOTE 5: ACCRUED LIABILITIES

     At June 30 other accrued liabilities were:

                                                                 2000       1999
                                                                -------    ------
                                                                 (IN THOUSANDS)
Accrued property taxes......................................    $ 1,024    $  452
Royalties payable...........................................      1,931     1,168
Sales taxes payable.........................................      1,195       675
Liability under tax sharing agreement.......................      2,800        --
Other accrued liabilities...................................      3,375     2,695
                                                                -------    ------
          Total other accrued liabilities...................    $10,325    $4,990
                                                                =======    ======

NOTE 6: INCOME TAXES

     Significant components of the provision (benefit) for income taxes for the years ended June 30, 2000, 1999 and 1998 were:

                                                             2000       1999        1998
                                                            -------    -------    --------
                                                                    (IN THOUSANDS)
Current
  Federal...............................................    $11,828    $ 1,490    $(24,438)
  State.................................................      1,856         82      (3,535)
                                                            -------    -------    --------
          Total current.................................     13,684      1,572     (27,973)
                                                            -------    -------    --------
Deferred
  Federal...............................................     10,478       (356)      2,679
  State.................................................        898        (34)        419
  Change in state allocations...........................         --        537          --
                                                            -------    -------    --------
          Total deferred................................     11,376        147       3,098
                                                            -------    -------    --------
Provision for tax benefits resulting from stock
  options...............................................      1,956      3,678       1,984
                                                            -------    -------    --------
Provision (benefit) for income taxes on continuing
  operations............................................     27,016      5,397     (22,891)
                                                            -------    -------    --------
Provision (benefit) for income taxes on discontinued
  operations............................................     (9,246)    (2,178)     16,596
                                                            -------    -------    --------
Income tax provision (benefit), net.....................    $17,770    $ 3,219    $ (6,295)
                                                            =======    =======    ========

                              WMS INDUSTRIES INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Significant components of the Company's deferred tax assets and liabilities at June 30 were:

                                                                  2000        1999
                                                                --------    --------
                                                                   (IN THOUSANDS)
Deferred tax assets resulting from
  Inventory valuation.......................................    $  1,702    $  1,758
  Receivables valuation.....................................       1,512         830
  Book over tax depreciation................................       2,092          --
  Discontinued operations...................................       5,517       1,189
  Accrued items not currently deductible....................         303         507
  Accruals relating to litigation...........................          --      15,500
  Other.....................................................         476          --
                                                                --------    --------
          Total deferred tax assets.........................    $ 11,602    $ 19,784
                                                                --------    --------
Deferred tax liabilities resulting from
  Tax over book depreciation................................          --         650
  Federal tax benefit of deferred state taxes...............         605         897
  Other.....................................................          --       1,267
                                                                --------    --------
          Total deferred tax liabilities....................         605       2,814
                                                                --------    --------
Net deferred tax assets.....................................    $ 10,997    $ 16,970
                                                                ========    ========

     The provision (benefit) for income taxes on continuing operations differs from the amount computed using the statutory federal income tax rate as follows:

                                                                2000    1999    1998
                                                                ----    ----    -----
                                                                   (IN THOUSANDS)
Statutory federal income tax rate...........................    35.0%   35.0%   (35.0%)
State income taxes, net of federal benefit..................     2.9     8.7     (2.7)
Dividend received deduction on investment income............    (0.4)   (5.1)      --
Stock option adjustment cost not deductible.................      --      --      3.5
Other, net..................................................     0.3    (0.6)      --
                                                                ----    ----    -----
                                                                37.8%   38.0%   (34.2%)
                                                                ====    ====    =====

     Taxes paid in the years ended June 30, 2000 and 1999 were $5,900,000 and $31,000, respectively. Refunds received in the years ended June 30, 2000 and 1999 were $2,080,000 and $4,642,000, respectively. No tax payments were made and no tax refunds were received in the year ended June 30, 1998.

NOTE 7: LINE OF CREDIT AND LONG-TERM DEBT

     The Company has an unused line of credit for $25,000,000 under a revolving credit agreement for a one-year term to August 1, 2001 which contains usual credit terms for a bank line. No borrowing occurred on the line in the year ended June 30, 2000 or 1999.

     The Company has an unused line of credit for $2,000,000 for issuance of letters of credit and foreign exchange transactions, which contains usual credit terms for a bank line. The agreement expires on August 1, 2002.

     During fiscal 1998, as a result of a call for redemption on September 22, 1997 of 33% of the $57,500,000 in outstanding debentures and a call for redemption on October 29, 1997 of the remaining outstanding

                              WMS INDUSTRIES INC.

debentures, debentures with an aggregate principal amount of $57,322,000 were converted into 2,488,855 shares of WMS common stock and $178,000 of such debentures were redeemed.

NOTE 8: STOCKHOLDERS' EQUITY AND COMMON STOCK PLANS

     Authorized common stock of the Company consists of 100,000,000 shares of $.50 par value. At June 30, 2000, 4,236,817 shares of common stock were reserved for possible issuance under stock option plans. Additionally, there are 5,000,000 shares of $.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by the Board of Directors.

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

     Under the stock option plans, the Company may grant both incentive stock options and nonqualified options on shares of common stock through the year 2010. Options may be granted to employees and under certain conditions to non-employee directors and consultants. The stock option committee has the authority to fix the terms and conditions upon which each employee option is granted, but in no event shall the term exceed ten years or generally be granted at less than 100% of the fair market value of the stock on the date of grant.

     On September 30, 1997, the Company entered into an agreement with each of the holders of all of the common stock options then outstanding, which were exercisable into 4,089,011 shares of WMS common stock, regarding an option adjustment in connection with the Midway spin-off. On the spin-off record date of March 31, 1998, the Company recorded a pre-tax charge of $59,890,000 for the adjustment to stock options, pursuant to the anti-dilution provision of the Company's stock option plans, to compensate the holders for the lost opportunity value represented by the shares of Midway distributed in the spin-off which option holders did not participate in. Of that amount, cash payments on April 6, 1998 totaled $35,001,000, and 515,360 pre-spin-off shares of WMS common stock were issued valued at $14,974,000. An additional $4,179,000 was paid in the fourth quarter of fiscal 1998 and $779,000 was accrued for the Company's portion of payroll tax. Expense related to the adjustment of stock options that were not vested as of June 30, 1998 is being recorded and paid consistent with the options' vesting schedule. During fiscal 2000 and 1999, $1,962,000 and $3,037,000 of such expense was recorded, respectively. At June 30, 2000, the maximum additional future pre-tax expense related to non-vested stock options is $196,000 plus interest.

     At the request of the Board of Directors, in lieu of receiving from the Company the adjustment in connection with the Midway spin-off, Louis J. Nicastro, Chairman of the Board, exercised all of his 629,554 WMS common stock options and sold the shares of common stock on March 19, 1998. The cash received by the Company of $13,437,000 from exercise of these options was then available for the stock option adjustment payments. Louis J. Nicastro received $4,957,000 from the Company as compensation for the difference between what the Company would have paid him for his stock option adjustment and the net amount he received from exercise and sale of the stock options.

     The Company accounts for stock options for purposes of determining net income in accordance with APB No. 25.

                              WMS INDUSTRIES INC.

     A summary of the status of the Company's stock option plans for the three years ended June 30, 2000 was as follows:

                                                                                   WEIGHTED
                                                                  SHARES           AVERAGE
                                                              (IN THOUSANDS)    EXERCISE PRICE
                                                              --------------    --------------
Outstanding at June 30, 1997................................       4,122            $19.51
Exercised...................................................        (663)            21.22
                                                                  ------
Outstanding at modification date (4/6/98)...................       3,459             19.18
                                                                  ------
Activity after 4/6/98 modification:
Outstanding as modified.....................................       3,459              3.16
Granted.....................................................       1,041              5.16
Exercised...................................................         (94)             2.57
                                                                  ------
Outstanding at June 30, 1998................................       4,406              3.65
Granted.....................................................         456              9.93
Exercised...................................................      (2,396)             3.38
Forfeited...................................................        (137)             3.67
                                                                  ------
Outstanding at June 30, 1999................................       2,329              5.16
Granted.....................................................       1,103              9.62
Exercised...................................................        (491)             3.21
Forfeited...................................................        (261)             6.56
                                                                  ------
Outstanding at June 30, 2000................................       2,680              6.97
                                                                  ======

     The following tables summarize information about stock options outstanding at June 30, 2000:

                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                            -------------------------------------------------    -----------------------------
                                               WEIGHTED
                                               AVERAGE
                              NUMBER          REMAINING           WEIGHTED         NUMBER          WEIGHTED
                            OUTSTANDING    CONTRACTUAL LIFE       AVERAGE        OUTSTANDING       AVERAGE
RANGE OF EXERCISE PRICES       (000)           IN YEARS        EXERCISE PRICE       (000)       EXERCISE PRICE
------------------------    -----------    ----------------    --------------    -----------    --------------
$ 2.51 - $ 3.75........          616             3.9               $3.39              570           $3.37
  4.32 -   5.44........          743             7.8                5.12              611            5.26
  7.13 -  10.50........          986             9.5                8.84               28            9.59
 10.75 -  15.00........          335             9.6               12.12              177           11.65
                               -----                                                -----
  2.51 -  15.00........        2,680             7.7                6.97            1,386            5.38

     At June 30, 2000, 1,557,000 shares were available for future grants under the plans. At June 30, 1999, 1,566,000 options with a weighted average exercise price of $4.03 per share were exercisable. At June 30, 1998, 3,799,000 options with a weighted average exercise price of $3.66 per share were exercisable.

     On April 6, 1998, the Board of Directors reduced the exercise price of each option by approximately 83.5% to reflect the initial post Midway spin-off trading price of WMS common stock. This modification did not result in any additional pro forma compensation expense.

     The Company has a Treasury Share Bonus Plan for key employees covering all the shares of common stock held in the treasury. The vesting and other terms of the awards are flexible. No awards of treasury stock were outstanding at June 30, 2000 or 1999.

                              WMS INDUSTRIES INC.

     SFAS No. 123 regarding stock option plans permits the use of APB 25 but requires the inclusion of certain pro forma disclosures in the footnotes. Pro forma net income (loss) and net income (loss) per share adjusted for the pro forma expense provisions of SFAS No. 123 were:

                                                          2000            1999            1998
                                                        ---------       --------       ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma net income (loss).........................     $28,646         $4,784         $(25,850)
Pro forma net income (loss) per share:
  Basic.............................................     $  0.94         $ 0.16         $  (0.98)
  Diluted...........................................     $  0.91         $ 0.16         $  (0.98)

     The fiscal 1998 pro forma net loss includes an after tax charge of $1,747,000 for the granting of Midway options.

     The pro forma fair value of each option grant is estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions used for modifications and grants in fiscal 2000, 1999 and 1998: dividend yield 0% for all three years; expected volatility of .75 in fiscal 2000, .80 for fiscal 1999 and .37 for fiscal 1998; risk free interest rates of 6.00% in 2000, 5.95% in 1999 and 5.65% in 1998; and expected life of the options of 6 years for 2000, 1999 and 1998. The weighted average pro forma fair value, using the Black-Scholes assumptions noted above, of the options granted during fiscal 2000, 1999 and 1998 was $6.75, $7.22 and $2.36, respectively.

NOTE 9: CONCENTRATION OF CREDIT AND MARKET RISK AND FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of credit and market risk consist primarily of cash equivalents, short term investments and trade notes and accounts receivable. By policy, the Company places its cash equivalents and short-term investments only in high credit quality securities and limits the amounts invested in any one security. The accounts and notes receivable from the sale of gaming devices are generally from a large number of customers with no significant concentration other than in Nevada.

     In fiscal 2000, one domestic customer accounted for approximately 10.3% of consolidated sales, and less than 10% in the prior years.

     The amount reported for cash equivalents and short-term investments is considered to be a reasonable estimate of their fair value.

NOTE 10: LEASE COMMITMENTS

     The Company leases certain of its office facilities and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at June 30, 2000 as follows:

                                                              (IN THOUSANDS)
2001........................................................      $  692
2002........................................................         557
2003........................................................         543
2004........................................................         480
2005........................................................         434
Thereafter..................................................          60
                                                                  ------
                                                                  $2,766
                                                                  ======

                              WMS INDUSTRIES INC.

     Rent expense for fiscal 2000, 1999 and 1998 was $1,340,000, $1,332,000 and
$1,066,000, respectively.

NOTE 11: PENSION PLANS

     During fiscal 1992 and 1998, the Company suspended the salary and hourly defined benefit plans and substituted defined contribution employee retirement savings plans. The components of net periodic pension cost of the defined benefit plans, for the fiscal years ended June 30, were:

                                                                2000     1999     1998
                                                                -----    -----    -----
                                                                    (IN THOUSANDS)
Service costs...............................................    $  20    $  --    $ 107
Interest cost...............................................      247      289      372
Expected return on plan assets..............................     (181)    (112)    (155)
Net amortization of transition and other....................      137        2      (43)
                                                                -----    -----    -----
Benefit cost................................................    $ 223    $ 179    $ 281
                                                                =====    =====    =====

                                                                 2000       1999
                                                                -------    -------
                                                                  (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................    $ 3,664    $ 4,683
Service cost................................................         20         --
Interest cost...............................................        247        289
Actuarial gains.............................................       (276)      (297)
Benefit paid................................................       (431)    (1,011)
                                                                -------    -------
Benefit obligation at end of year...........................      3,224      3,664
                                                                -------    -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............      2,020      2,790
Actual return on plan assets................................        163        120
Company contributions.......................................        347        141
Benefits paid and expenses..................................       (451)    (1,031)
                                                                -------    -------
Fair value of plan assets at end of year....................      2,079      2,020
                                                                -------    -------
Underfunded status of the plan..............................     (1,145)    (1,644)
Unrecognized amounts........................................        563        903
                                                                -------    -------
Accrued benefit cost........................................    $  (582)   $  (741)
                                                                =======    =======
WEIGHTED-AVERAGE ASSUMPTIONS AS OF JUNE 30
Discount rate...............................................        7.5%       7.5%
Expected return on plan assets..............................        9.0        9.0
AMOUNT RECOGNIZED IN THE CONSOLIDATED BALANCE SHEET CONSISTS
  OF:
Accrued benefit liability...................................    $(1,145)   $(1,644)
Intangible asset............................................        563        903
                                                                -------    -------
Net amount recognized.......................................    $  (582)   $  (741)
                                                                =======    =======

     The Company has two defined contribution employee retirement savings plans. These defined contribution plans cover certain hourly and salaried employees. The Company's contributions to these plans are based on employee participation with certain limitations. The Company may change any of the factors which determine the Company's contribution to such plans. A subsidiary is required to make contributions on behalf of unionized employees to defray part of the costs of the multi-employer pension plan established by its labor

                              WMS INDUSTRIES INC.

union. Such contributions are computed using a fixed charge per employee. Contributions to the defined contribution and multi-employer plans for fiscal 2000, 1999 and 1998 were $437,000, $303,000 and $207,000, respectively.

NOTE 12: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for fiscal 2000 and 1999 is as follows, and has been restated to reflect discontinued operations of the pinball and cabinets business and the contract manufacturing segment:

                                                    SEPT. 30    DEC. 31    MAR. 31    JUNE 30
                                                      1999       1999       2000       2000
                                                    --------    -------    -------    -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2000 QUARTERS
Revenues........................................    $48,020     $51,830    $49,139    $67,687
Gross profit....................................     27,806      28,457     28,416     36,391
Net income (loss)...............................     (4,720)     15,558      7,709     11,259
Per share of common stock:
Basic:
  Net income (loss).............................    $ (0.15)    $  0.51    $  0.25    $  0.37
                                                    -------     -------    -------    -------
  Shares used...................................     30,488      30,573     30,726     30,780
                                                    -------     -------    -------    -------
Diluted:
  Net income (loss).............................    $ (0.15)    $  0.50    $  0.25    $  0.36
                                                    -------     -------    -------    -------
  Shares used...................................     30,488      31,305     31,361     31,401
                                                    -------     -------    -------    -------

     The December 31, 1999, March 31, 2000 and June 30, 2000 quarters include an after-tax charge of $565,000, $0.02 per diluted share, $528,000, $0.02 per diluted share and $105,000, nil per diluted share, respectively, for the spin-off related adjustment to WMS outstanding common stock options vesting during each quarter. The December 31, 1999 and June 30, 2000 quarters include an after-tax reversal of an excess accrual of $8,187,000, $0.26 per diluted share, and $1,532,000, $0.05 per diluted share, respectively, related to the settlement of litigation. The September 30, 1999 quarter includes an after-tax charge of $13,539,000, $0.44 per diluted share, for the discontinuance of the pinball and cabinet business. The September 30, 1999, December 31, 1999 and March 31, 2000 quarters include after-tax earnings of $145,000, nil per diluted share, $148,000, nil per diluted share, and $162,000, $0.01 per diluted share, respectively, for the discontinued

                              WMS INDUSTRIES INC.

contract manufacturing segment. The June 30, 2000 quarter includes an after-tax charge of $1,532,000, $0.05 per diluted share, for the discontinued contract manufacturing segment.

                                                            SEPT. 30    DEC. 31    MAR. 31    JUNE 30
                                                              1998       1998       1999       1999
                                                            --------    -------    -------    -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1999 QUARTERS
Revenues................................................    $18,844     $25,575    $34,665    $46,872
Gross profit............................................      6,415       9,997     15,062     24,187
Net income (loss).......................................     (1,644)     (1,235)     1,837      6,295
Per share of common stock:
Basic:
  Net income (loss).....................................    $ (0.06)    $ (0.04)   $  0.06    $  0.21
                                                            -------     -------    -------    -------
  Shares used...........................................     27,988      29,039     30,055     30,196
                                                            -------     -------    -------    -------
Diluted:
  Net income (loss).....................................    $ (0.06)    $ (0.04)   $  0.06    $  0.20
                                                            -------     -------    -------    -------
  Shares used...........................................     27,988      29,514     30,800     31,168
                                                            -------     -------    -------    -------

     The December 31, 1998, March 31, 1999 and June 30, 1999 quarters include an after-tax charge of $375,000, $0.01 per diluted share, $330,000, $0.01 per diluted share and $1,178,000, $0.04 per diluted share, respectively, for the spin-off related adjustment to WMS outstanding common stock options vesting during each quarter. The September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999 quarters include an after-tax loss of $1,590,000, $0.06 per diluted share, $2,111,000, $0.07 per diluted share, $1,252,000, $0.04 per diluted share and income of $621,000, $0.02 per diluted share, respectively, for the discontinued pinball and cabinet business. The September 30, 1998, December 31, 1998, March 31, 1999 and June 30, 1999 quarters include after-tax earnings of $146,000, $0.01 per diluted share, $252,000, $0.01 per diluted share, $206,000, $0.01 per diluted share and $175,000, $0.01 per diluted share, respectively, for the discontinued contract manufacturing segment.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                              COLUMN C
          COLUMN A              COLUMN B     ADDITIONS      COLUMN D             COLUMN E
-----------------------------  -----------   ----------   ------------   -------------------------
                               BALANCE AT     CHARGED       CHARGED        BALANCE       BALANCE
                                BEGINNING        TO            TO        DEDUCTIONS-       AT
                                   OF        COSTS AND       OTHER         AMOUNTS       END OF
         DESCRIPTION             PERIOD       EXPENSES      ACCOUNTS     WRITTEN OFF     PERIOD
         -----------           -----------   ----------   ------------   -----------   -----------
Allowance for receivables:(1)
  2000.......................  $ 2,883,000   $1,943,000   $         --   $1,234,000    $ 3,592,000
  1999.......................  $ 2,197,000   $2,979,000   $         --   $2,293,000    $ 2,883,000
  1998.......................  $   663,000   $1,534,000   $         --   $       --    $ 2,197,000
Unrealized holding loss on
  noncurrent marketable
  equity securities:
  2000.......................  $        --   $       --   $         --   $       --    $        --
  1999.......................  $        --   $       --   $         --   $       --    $        --
  1998.......................  $12,758,000   $       --   $(12,758,000)  $       --    $        --
Reserves for asset
  write-downs related to
  discontinued operations:
2000.........................  $        --   $12,794,000  $         --   $3,264,000    $ 9,530,000
1999.........................  $        --   $       --   $         --   $       --    $        --
1998.........................  $        --   $       --   $         --   $       --    $        --

-------------------------
(1) Restated for effect of discontinued operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of September, 2000.

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

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----

             /s/ LOUIS J. NICASTRO                Chairman of the Board,            September 25, 2000
------------------------------------------------    President, Chief Executive
               Louis J. Nicastro                    Officer and Director
                                                    (Principal Executive Officer)

           /s/ SCOTT D. SCHWEINFURTH              Executive Vice President, Chief   September 25, 2000
------------------------------------------------    Financial Officer and
             Scott D. Schweinfurth                  Treasurer (Principal Financial
                                                    and Principal Accounting
                                                    Officer)

              /s/ NORMAN J. MENELL                Vice Chairman of the Board of     September 25, 2000
------------------------------------------------    Directors
                Norman J. Menell

           /s/ WILLIAM C. BARTHOLOMAY             Director                          September 25, 2000
------------------------------------------------
             William C. Bartholomay

             /s/ WILLIAM E. MCKENNA               Director                          September 25, 2000
------------------------------------------------
               William E. McKenna

              /s/ NEIL D. NICASTRO                Director                          September 25, 2000
------------------------------------------------
                Neil D. Nicastro

                /s/ HARVEY REICH                  Director                          September 25, 2000
------------------------------------------------
                  Harvey Reich

             /s/ DAVID M. SATZ, JR.               Director                          September 25, 2000
------------------------------------------------
               David M. Satz, Jr.

              /s/ IRA S. SHEINFELD                Director                          September 25, 2000
------------------------------------------------
                Ira S. Sheinfeld

               /s/ DONNA B. MORE                  Director                          September 25, 2000
------------------------------------------------
                 Donna B. More

                                  EXHIBIT INDEX


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

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

  3(c) Form of Certificate of Designations of Series A Preferred Stock incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 1 to WMS's Registration
          Statement on Form 8-A (File No. 1-8300) filed March 25,
          1998 (the "Form 8-A").

  3(d) By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to WMS's Annual Report on Form 10-K for the year ended June 30,
          1996.

  4 Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit B to the Form 8-A).

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

 10(f) WMS Industries Inc. Treasury Share Bonus Plan adopted April 19, 1993, incorporated by reference to Exhibit 10(ee) to WMS's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

 10(g) Voting Proxy Agreement dated September 21, 1995 among Louis J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and
          National Amusements, Inc., incorporated by reference to
          Exhibit 10(u) to WMS's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

 10(h) Tax Sharing Agreement dated as of July 1, 1996 among WMS, Midway, Atari Games Corporation ("Atari") and others, incorporated by reference to Exhibit 10.2 to Midway's
          Registration Statement on Form S-1 (File No. 333-11919) (the "Midway S-1").

 10(i) Patent License Agreement dated as of July 1, 1996 among WMS, Williams Electronics Games, Inc. ("WEG") and Midway, incorporated by reference to Exhibit 10.4 to the Midway S-1.

 10(j) Amendment to Article III, Section 3 (Option Adjustments) of 1982 Employee Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS's Definitive Proxy Statement on Schedule 14A as filed with the Commission on December 11, 1996 (the "1996 Proxy Statement").

        10(k) Amendment to Article III, Section 3 (Option Adjustments) of 1991 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.

        10(l) Amendment to Article III, Section 3 (Option Adjustments) of 1993 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.

        10(m) Amendment to Article III, Section 3 (Option Adjustments) of 1994 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.

        10(n) 1998 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4.6(a) to WMS's Registration Statement No. 333-57585 on Form S-8 filed with the Commission on June 24, 1998.

        10(o) Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to Exhibit 3 to the Report on Form 8-K filed April 17, 1998 (the "April 1998 8-K").

        10(p) Employment Agreement dated as of April 6, 1998 between WMS and Louis J. Nicastro, incorporated by reference to Exhibit 1 to the April 1998 8-K.

        10(q) Manufacturing Agreement dated as of April 6, 1998 between WEG and Midway and the Guaranty of the obligations of WEG thereunder by WMS, incorporated by reference to Exhibit 10.23 to the Midway Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (the "Midway 1998 10-K").

        10(r) Spare Parts Sales and Service Agreement dated as of April 6, 1998 among WEG, Midway and Atari, incorporated by reference to
                  Exhibit 10.25 to the Midway 1998 10-K.

        10(s) Information Systems Service Agreement dated as of April 6, 1998 between WEG and Midway, incorporated by reference to
                  Exhibit 10.27 to the Midway 1998 10-K.

        10(t) Confidentiality and Non-Competition Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit 10.28 to the Midway 1998 10-K.

        10(u) Right of First Refusal Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit
                  10.29 to the Midway 1998 10-K.

        10(v) Third Parties Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit 10.30 to the Midway 1998 10-K.

        10(w) Temporary Support Services Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit
                  10.31 to the Midway 1998 10-K.

        10(x) Tax Separation Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit 10.32 to the Midway 1998 10-K.

        10(y) Tax Indemnification Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit
                  10.33 to the Midway 1998 10-K.

        10(z) Worldwide Merchandising Agreement/License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated as of the first day of September, 1997, incorporated by reference to Exhibit 99.1 to WMS's Registration Statement No. 83021 on Form S-3 filed with the Commission on July 16, 1999 (the "1999 S-3"). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

        10(aa) Amendment to License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated 1998, incorporated by reference to Exhibit 99.2 to the 1999 S-3. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

        10(bb) Employment Agreement between Louis J. Nicastro and WMS dated September 2, 1999, incorporated by reference to Exhibit 10(ii) to WMS's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

        10(cc) Employment Agreement between Brian R. Gamache and WMS dated as of March 21, 2000, incorporated by reference to Exhibit 10(a) to WMS's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

        10(dd)    2000 Non-Qualified Stock Option Plan.

        10(ee) Employment Agreement between Scott D. Schweinfurth and WMS dated May 19, 2000.

        10(ff) Employment Agreement between Orrin J. Edidin and WMS dated May 8, 2000.

        10(gg) Employment Agreement between Terence M. Dunleavy and WMS dated June 7, 2000.

        21        Subsidiaries of the Registrant.

        23        Consent of Ernst & Young LLP.

        27        Financial Data Schedule.