Form 10-Q
period 2000-09-30
WMS INDUSTRIES INC /DE/
filed 2000-11-14
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,577,110 shares of common stock, $.50 par value, were outstanding at November 10, 2000 after deducting 77,312 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX

                                                                                   Page
                                                                                  Number
PART I.  FINANCIAL INFORMATION:

    ITEM 1.    Financial Statements:
               Condensed Consolidated Statements of Operations
               Three months ended September 30, 2000 and 1999..................      2

               Condensed Consolidated Balance Sheets -
               September 30, 2000 and June 30, 2000............................    3-4

               Condensed Consolidated Statements of Cash Flows -
               Three months ended September 30, 2000 and 1999..................      5

               Notes to Condensed Consolidated Financial Statements............      6


    ITEM 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................      8

    ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk......     10

PART II.  OTHER INFORMATION:

    ITEM 1.    Legal Proceedings...............................................     11

    ITEM 6.    Exhibits and Reports on Form 8-K................................     11


SIGNATURES     ................................................................     12

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WMS INDUSTRIES INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months ended
                                                              September 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
Revenues
   Machine sales                                          $ 40,261   $ 32,328
   Participation and lease                                  19,581     15,692
                                                          --------   --------
      Total revenues                                        59,842     48,020
                                                          --------   --------

Costs and expenses
   Cost of sales                                            22,746     18,598
   Cost of participation and lease revenue                   2,913      1,616
   Research and development                                  3,539      2,553
   Selling and administrative                               11,830      8,700
   Depreciation and amortization                             4,063      3,236
   Corporate relocation                                        533        -
                                                          --------   --------
Total costs and expenses                                    45,624     34,703
                                                          --------   --------
Operating income                                            14,218     13,317

Interest and other income and expense, net                   1,047        882
                                                          --------   --------
Income from continuing operations before income taxes       15,265     14,199

Provision for income taxes                                   5,802      5,395
                                                          --------   --------
Income from continuing operations                            9,463      8,804

Discontinued operations, net of applicable income taxes
   Pinball and cabinets segment
      Loss from discontinued operations                        -         (469)
      Costs related to discontinuance                          -      (13,200)
   Contract manufacturing segment
      Income from discontinued operations                      -          145
                                                          --------   --------

Net income (loss)                                         $  9,463   $ (4,720)
                                                          ========   ========

Basic earnings (loss) per share of common stock:
   Net income from continuing operations                  $   0.30   $   0.29
   Loss from discontinued operations                           -        (0.44)
                                                          --------   --------
   Net income (loss)                                      $   0.30   $  (0.15)
                                                          ========   ========

Diluted earnings (loss) per share of common stock:
   Net income from continuing operations                  $   0.30   $   0.29
   Loss from discontinued operations                           -        (0.44)
                                                          --------   --------
   Net income (loss)                                      $   0.30   $  (0.15)
                                                          ========   ========

Shares used in per share calculations:
   Basic                                                    31,087     30,488
                                                          ========   ========
   Diluted                                                  31,766     30,488
                                                          ========   ========


   See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)


                                                     September 30,   June 30,
                                                          2000         2000
                                                     -------------  ---------
ASSETS

Current assets:
 Cash and cash equivalents                             $   7,344    $  19,869
 Short- term investments                                  82,000       60,800
                                                       ---------    ---------
                                                          89,344       80,669
 Receivables, net of allowances of $3,624 and $3,592      44,590       45,190
 Notes receivable, current portion                         7,931        9,076
 Inventories, at lower of cost (FIFO) or market:
     Raw materials and work in progress                   11,221       10,152
     Finished goods                                       27,566       22,766
                                                       ---------    ---------
                                                          38,787       32,918
 Deferred income taxes                                     9,465        9,279
 Prepaid expenses                                          1,499        1,198
 Assets of discontinued operations                         5,797        5,246
                                                       ---------    ---------
     Total current assets                                197,413      183,576

Gaming machines on participation or lease                 40,312       35,726
Less accumulated depreciation                            (22,308)     (18,917)
                                                       ---------    ---------
                                                          18,004       16,809

Property, plant and equipment                             50,695       49,885
Less accumulated depreciation                            (20,064)     (19,420)
                                                       ---------    ---------
                                                          30,631       30,465

Other assets                                               9,309        8,180
                                                       ---------    ---------

                                                       $ 255,357    $ 239,030
                                                       =========    =========



See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)


                                                               September 30,   June 30,
                                                                    2000         2000
                                                               -------------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $  12,190    $   8,352
    Accrued compensation and related benefits                        3,183        3,735
    Liabilities related to discontinued operations                   6,698        8,242
    Accrued income taxes                                             1,652        2,956
    Other accrued liabilities                                       11,001       10,325
                                                                 ---------    ---------
       Total current liabilities                                    34,724       33,610


Stockholders' equity:
    Preferred stock (5,000,000 shares authorized, none issued)         -            -
    Common stock (31,590,963 and 30,428,621 shares issued)          15,796       15,460
    Additional paid in capital                                     189,692      184,278
    Retained earnings                                               15,527        6,064
                                                                 ---------    ---------
                                                                   221,015      205,802
    Treasury stock, at cost (77,312 shares)                           (382)        (382)
                                                                 ---------    ---------
       Total stockholders' equity                                  220,633      205,420
                                                                 ---------    ---------

                                                                 $ 255,357    $ 239,030
                                                                 =========    =========



       See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                        Three Months Ended
                                                                           September 30,
                                                                       --------------------
                                                                         2000        1999
                                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $  9,463    $ (4,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Discontinued operations
     Loss from pinball and cabinets segment                                 -           469
     Income from contract manufacturing segment                             -          (145)
     Costs related to discontinued operations                               -        13,200
   Depreciation and amortization                                          4,063       3,236
   Receivables provision                                                    -           483
   Deferred income taxes                                                 (1,022)       (577)
   Tax benefit from exercise of stock options                             2,395         334
   Increase (decrease) from changes in operating assets and
    liabilities                                                          (2,060)      3,867
                                                                       --------    --------
Net cash provided by operating activities                                12,839      16,147

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                  (838)     (1,155)
Additions to gaming machines on participation or lease                   (4,586)     (2,265)
Net change in short-term investments                                    (21,200)    (28,600)
                                                                       --------    --------
Net cash used by investing activities                                   (26,624)    (32,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on exercise of common stock options                         3,355         210

CASH FLOWS FROM DISCONTINUED OPERATIONS
   Pinball and cabinets segment                                          (1,864)     (5,315)
   Contract manufacturing segment                                          (231)        569
                                                                       --------    --------
Net cash used by discontinued operations                                 (2,095)     (4,746)

Decrease in cash and cash equivalents                                   (12,525)    (20,409)
Cash and cash equivalents at beginning of period                         19,869      58,663
                                                                       --------    --------
Cash and cash equivalents at end of period                             $  7,344    $ 38,254
                                                                       ========    ========




     See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

2.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and stockholdings have been eliminated.

         Certain prior year balances have been reclassified to conform to the current year presentation and restated to reflect the contract manufacturing business as discontinued operations.

3.       DISCONTINUED OPERATIONS

         On October 25, 1999 (the measurement date), the Company announced the closing of its pinball and cabinets segment. Accordingly, this segment is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements.

         Manufacturing activities for the pinball and cabinets segment were completed by January 2000. All finished goods have been disposed of and any remaining assets, including raw material inventory and equipment, are expected to be sold or disposed of at the earliest practical date.

         Sales of the pinball and cabinets segment were $2.4 million and $14.0 million in the quarters ending September 30, 2000 and 1999, respectively. At September 30, 2000, the assets of the pinball and cabinets segment consisted of trade receivables, inventories, plant and equipment amounting to $4.8 million after deducting an allowance of $6.6 million for write-offs to estimated realizable value. The liabilities were $4.5 million, including reserves for shutdown costs of $1.2 million and estimated operating losses of $2.1 million through the disposal date.

         On August 10, 2000 (the measurement date), the Company announced the closing of its contract manufacturing segment. Accordingly, this segment is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements.

         Manufacturing activities for the contract manufacturing segment were completed by September 2000. Any remaining assets, including inventory and equipment, are expected to be sold or disposed of at the earliest practical date.

         Sales of the contract manufacturing segment were $1.0 million and $3.2 million in the quarters ending September 30, 2000 and 1999, respectively. At September 30, 2000, the assets of the contract manufacturing segment consisted of trade receivables, inventories, plant and equipment amounting to $1.0 million after deducting an allowance of $1.6 million for write-offs to estimated realizable value. The liabilities were $2.2 million, including reserves for shutdown costs of $1.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on form 10-Q, the terms "we", "us", "our" and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $0.50 par value per share.

This report contains certain forward looking statements concerning our future business conditions and outlook based on currently available information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of these risks and uncertainties, including, without limitation, the financial strength of the gaming industry, the expansion of legalized gaming into new markets, the development, introduction and success of new games and new technologies and the ability to maintain the scheduling of such introductions, our ability to qualify for and maintain gaming licenses and approvals and other risks more fully described under "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2000.

SIGNIFICANT EVENTS AND TRENDS

In August 2000, we announced the operations of our contract manufacturing segment were being discontinued. We expect to complete the windup of this segment by mid-fiscal 2001. In the fourth quarter of fiscal 2000, we recorded a $2.8 million pre-tax loss on disposal, including cash expenses of $1.2 million for severance pay and shut down expenses. We do not anticipate that this discontinued operation will have a material effect on our liquidity or operations in future periods. The loss on disposal included about $1.6 million in non-cash losses from write-downs of receivables, inventory, plant and equipment to net realizable value. Tax benefits related to the loss on disposal were estimated to be $1.1 million. The exact amount of the proceeds received and the loss ultimately recorded will depend upon several factors over the course of the shut down period and at the date the sale of the remaining assets is consummated. Our consolidated financial statements have been restated to reflect the contract manufacturing segment as a discontinued operation.

In August, 2000, we announced that we would convert our 130,000 square foot corporate headquarters and manufacturing facility in Chicago to a creative technology campus where we will conduct all engineering, graphic design and game development functions. Our corporate headquarters and manufacturing operations will relocate to our Waukegan, Illinois facility during the December 2000 and early March 2001 quarters. We will also consolidate two leased regional warehouses into the Waukegan facility. We anticipate recording charges of $0.07 to $0.09 per diluted share related to these decisions during fiscal 2001, of which $0.01 was incurred in the September 2000 quarter.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and short-term investments of $89.3 million at September 30, 2000, along with the $25.0 million bank revolving line of credit that extends to August 1, 2001, the $2.0 million bank revolving line of credit that extends to August 1, 2002 and cash flow from operations will be adequate to fund the anticipated level of capital expenditures, cash invested in gaming machines on participation or lease, and increases in the levels of inventories and receivables required in the operation of our business.

Cash provided by operating activities before changes in operating assets and liabilities was $14.9 million for the first quarter of fiscal 2001 as compared with cash provided of $12.3 million in the comparable quarter of fiscal 2000. The current period's increase in cash provided from operations before changes in operating assets and liabilities relative to the comparable prior year's period was due to increased net income, net of the effect of non-cash charges and credits and an increase in the tax benefit of stock option exercises. This was partially offset by a reduction of deferred tax assets in the first quarter of fiscal 2001.

The changes in operating assets and liabilities resulted in $2.1 million of cash outflow during the first quarter of fiscal 2001 compared with a cash inflow of $3.9 million during the comparable quarter of fiscal 2000. Cash outflow in the first quarter of fiscal 2001 was primarily due to an increase in inventories and a decrease in accrued compensation, offset, in part, by a decrease in accounts receivable from the comparable balances at June 30, 2000. The cash inflow for the first quarter of fiscal 2000 was primarily due to an increase in trade payables and current income taxes payable, offset, in part, by an increase in inventories from the comparable balances at June 30, 1999.

Cash used by investing activities was $26.6 million for the first quarter of fiscal 2001 compared with cash used of $32.0 million for the comparable quarter of fiscal 2000. Cash used for the purchase of property, plant and equipment during the first quarter of fiscal 2001 was $0.8 million compared with $1.2 million for the comparable quarter of fiscal 2000. Cash used for additions to gaming machines on participation or lease was $4.6 million and $2.3 million in the first quarter of fiscal 2001 and 2000, respectively. Net cash of $21.2 million was used for the purchase of short-term investments during the first quarter of fiscal 2001 compared with $28.6 million used for the purchase of short-term investments during the comparable quarter of fiscal 2000.

Cash provided by financing activities, which was from common stock option proceeds, was $3.4 million for the first quarter of fiscal 2001 compared with $0.2 million for the first quarter of fiscal 2000.

Cash flows used by discontinued operations was $1.9 million and $0.2 million for the pinball and cabinets segment and the contract manufacturing segment, respectively, for the first quarter of fiscal 2001. For the first quarter of fiscal 2000, the pinball and cabinets segment used $5.3 million of cash and the contract manufacturing segment provided $0.6 million of cash.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated revenues increased to $59.8 million, or 24.6%, in the quarter ended September 30, 2000 from $48.0 million in the quarter ended September 30, 1999. Total revenue increased $11.8 million; $7.9 million from increased machine sales and $3.9 million from increased participation and lease revenue. We shipped 4,559 video and reel type gaming devices in the current quarter, resulting in product and parts sales of $40.3 million versus 4,083 gaming devices and $32.3 million of product and parts sales in the comparable prior year quarter due to the continued market acceptance of new models introduced over the last twelve months. In addition, the average sales price increased from $7,487 in the prior year's quarter to $8,287 in the current year's quarter primarily due to a price increase implemented in August 1999 and a change in sales mix to higher priced products.

The increase in participation and lease revenue was from an increase in the installed base of Monopoly(R)-themed gaming devises which had a total of 4,146 units installed at September 30, 2000 and 3,189 units installed at September 30, 1999. Average net win per day for Monopoly-themed machines decreased from $49.26 in the September 1999 quarter to $45.46 in the September 2000 quarter due to an expansion of the installed base to lower performing locations.

Consolidated gross profit in the quarter ended September 30, 2000 rose to $34.2 million, or 23.0%, from $27.8 million in the quarter ended September 30, 1999. The gross margin percentage decreased from 57.9% in the quarter ended September 30, 1999 to 57.1% in the quarter ended September 30, 2000. The decrease in gross margin resulted from lower gross profit margins on participation and lease revenues due to a lower average net win per day coupled with a government mandated decrease in the net win percentage earned on our video lottery terminals placed in Rhode Island and Delaware, partially offset by the increase in gross margin on gaming machine sales from 42.5% in the September 1999 quarter to 43.5% in the September 2000 quarter.

Research and development expenses increased $0.9 million, or 38.6%, in the current quarter to $3.5 million from $2.6 million in the quarter ended September 30, 1999 as we continue to invest in enhancing our product pipeline and product platform. The increase is due to higher engineering expenditures, including costs to adapt our games for distribution to international markets.

Selling and administrative expenses increased 36.0% from $8.7 million in the prior year's quarter to $11.8 million in the current year's quarter as we increased our cost structure to support our revenue growth. The increase in expenses included costs for the successful launch of the Puzzle Pays(TM) series of participation games with JUMBLE(R) as the first game in the series, and for our new corporate identity and image campaign.

Corporate relocation expenses of $0.5 million, or $0.01 per diluted share, in the current year's quarter represent costs associated with the relocation and centralization of our corporate headquarters and manufacturing and distribution facilities to Waukegan, Illinois. Our Chicago facility will be converted to a creative technology campus where we will conduct all engineering, graphic design and game development functions. These unusual charges are expected to be partially offset by greater productivity and operating cost efficiencies realized upon the completion of the relocation. We anticipate an additional $3.0 million to $4.4 million in pre-tax charges associated with this relocation through the end of the current fiscal year, totaling $0.06 to $0.08 per diluted share.

Depreciation and amortization, which includes amortization of gaming machines under participation and lease, increased during the current year's quarter to $4.1 million from $3.2 million in the prior year's quarter due to the increase in the installed base of Monopoly machines under lease. The average installed base was 4,024 units for the September 2000 quarter, compared to 2,977 units for the September 1999 quarter.

Operating income was $14.2 million in the current year's quarter, compared to operating income of $13.3 million in the prior year's quarter. The increase was a result of higher revenues and margins, partially offset by the increases in research and development, depreciation and amortization and selling and administrative expenses. In addition, the financial results of the current year's quarter reflect the pre-tax charge of $0.5 million from the costs associated with our relocation and centralization of corporate offices and manufacturing and distribution facilities to Waukegan, Illinois.

The provision for income taxes on continuing operations increased $0.4 million, to $5.8 million in the current year's quarter from $5.4 million in the prior year's quarter. The increase was due primarily to higher pre-tax income. The effective rate was 38.0% in both quarters.

Income from continuing operations was $9.5 million, or $0.30 per diluted share, in the current year's quarter, compared to income from continuing operations of $8.8 million, or $0.29 per diluted share, in the prior year's quarter. The increase was a result of higher revenues and margins, partially offset by the increases in research and development, depreciation and amortization, selling and administrative expenses and income tax expense.

Net income, which includes continuing operations and discontinued operations, was $9.5 million, or $0.30 per diluted share, for the current year's quarter compared to a net loss of $4.9 million, or $0.15 per diluted share, for the prior year's quarter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In September, 2000, we settled all pending litigation with International Game Technology Inc. (IGT) regarding IGT's touch-screen/button patent claims and our antitrust counterclaims. No payments were made by IGT or us in connection with the settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10(hh). Employment Agreement between WMS Gaming Inc. and Robert R. Rogowski, dated May 1, 2000

27(a)    Financial Data Schedule

27(b)    Financial Data Schedule

(b) Reports on Form 8-K.
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WMS INDUSTRIES INC.




Dated:  November 13, 2000           By: /s/ Scott D. Schweinfurth
                                    Scott D. Schweinfurth
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX



    No.         Description
    ---         -----------

    10(hh) Employment Agreement between WMS Gaming Inc. and Robert R. Rogowski, dated May 1, 2000

    27(a)       Financial Data Schedule

    27(b)       Financial Data Schedule