Form 10-Q
period 2000-12-31
WMS INDUSTRIES INC /DE/
filed 2001-02-14
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000


                         Commission file number: 1-8310


                               WMS INDUSTRIES INC.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                               36-2814522
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                           Identification No.)


                 800 South Northpoint Blvd., Waukegan, IL 60085
               (Address of Principal Executive Offices) (Zip Code)

                                 (847) 785-3000
              (Registrant's telephone number, including area code)

                  3401 North California Ave., Chicago, IL 60618
                  ---------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,621,165 shares of common stock, $.50 par value, were outstanding at February 1, 2001, excluding 77,312 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX

PART I. FINANCIAL INFORMATION:                                                            Page
                                                                                         Number
    ITEM 1.   Financial Statements:
              Condensed Consolidated Statements of Operations -
              Three and six months ended December 31, 2000 and 1999................         2

              Condensed Consolidated Balance Sheets -
              December 31, 2000 and June 30, 2000..................................       3-4

              Condensed Consolidated Statements of Cash Flows -
              Six months ended December 31, 2000 and 1999..........................         5

              Notes to Condensed Consolidated Financial Statements.................         6


    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................      7-12

    ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk...........        13

PART II.  OTHER INFORMATION:

    ITEM 4.   Submission of Matters to a Vote of Security Holders..................        13

    ITEM 6.   Exhibits and Reports on Form 8-K.....................................        13


SIGNATURES    .....................................................................        13

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WMS INDUSTRIES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Thousands, except per share amounts)
                                   (Unaudited)


                                                                 Three Months ended      Six Months ended
                                                                     December 31,           December 31,
                                                                 -------------------    -------------------
                                                                   2000       1999        2000       1999
                                                                 --------   --------    --------   --------
Revenues
    Machine sales                                                $ 45,611   $ 34,791    $ 85,872   $ 67,119
    Participation and lease                                        21,797     17,039      41,378     32,731
                                                                 --------   --------    --------   --------
      Total revenues                                               67,408     51,830     127,250     99,850
                                                                 --------   --------    --------   --------

Costs and Expenses
    Cost of sales                                                  26,264     21,601      49,010     39,623
    Cost of participation and lease revenue                         2,918      1,772       5,831      3,964
    Research and development                                        4,085      2,492       7,624      5,044
    Selling and administrative                                     13,220     11,163      25,050     19,864
    Depreciation and amortization                                   4,379      3,785       8,442      7,021
    Reversal of excess accrual due to settlement of litigation       --      (13,160)       --      (13,160)
    Corporate relocation                                            2,540       --         3,073       --
                                                                 --------   --------    --------   --------
Total costs and expenses                                           53,406     27,653      99,030     62,356
                                                                 --------   --------    --------   --------
Operating income                                                   14,002     24,177      28,220     37,494

Interest and other income and expense, net                          1,184        678       2,231      1,560
                                                                 --------   --------    --------   --------
Income from continuing operations before income taxes              15,186     24,855      30,451     39,054

Provision for income taxes                                          5,769      9,445      11,571     14,840
                                                                 --------   --------    --------   --------
Income from continuing operations                                   9,417     15,410      18,880     24,214

Discontinued operations, net of applicable income taxes
    Pinball and cabinets segment
      Loss from discontinued operations                              --         --          --         (469)
      Income (costs) related to discontinuance                      1,616       --         1,616    (13,200)
    Contract manufacturing segment
      Income from discontinued operations                            --          148        --          293
                                                                 --------   --------    --------   --------

Net income                                                       $ 11,033   $ 15,558    $ 20,496   $ 10,838
                                                                 ========   ========    ========   ========

Basic earnings per share of common stock:
    Income from continuing operations                            $   0.30   $   0.50    $   0.60   $   0.79
    Income (loss) from discontinued operations                       0.05       0.01        0.05      (0.43)
                                                                 --------   --------    --------   --------
    Net income                                                   $   0.35   $   0.51    $   0.65   $   0.36
                                                                 ========   ========    ========   ========

Diluted earnings per share of common stock:
    Income from continuing operations                            $   0.29   $   0.49    $   0.59   $   0.78
    Income (loss) from discontinued operations                       0.05       0.01        0.05      (0.43)
                                                                 --------   --------    --------   --------
    Net income                                                   $   0.34   $   0.50    $   0.64   $   0.35
                                                                 ========   ========    ========   ========

Shares used in per share calculations:
    Basic                                                          31,601     30,573      31,344     30,480
                                                                 ========   ========    ========   ========
    Diluted                                                        32,324     31,305      31,991     31,240
                                                                 ========   ========    ========   ========

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                      December 31,           June 30,
                                                                         2000                  2000
                                                                      ---------             ---------
                                                                      (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                          $   7,053             $  19,869
   Short-term investments                                                78,700                60,800
                                                                      ---------             ---------
                                                                         85,753                80,669
   Receivables, net of allowances of $ 4,447 and $ 3,592                 51,548                45,190
   Notes receivable, current portion                                     10,596                 9,076
   Inventories, at lower of cost (FIFO) or market:
      Raw materials and work in progress                                 11,787                10,152
      Finished goods                                                     31,426                22,766
                                                                      ---------             ---------
                                                                         43,213                32,918
   Deferred income taxes                                                  7,235                 9,279
   Prepaid expenses                                                       6,683                 1,198
   Assets of discontinued operations                                        158                 5,246
                                                                      ---------             ---------
      Total current assets                                              205,186               183,576

Gaming machines on participation or lease                                46,399                35,726
Less accumulated depreciation                                           (25,066)              (18,917)
                                                                      ---------             ---------
                                                                         21,333                16,809

Property, plant and equipment                                            42,557                49,885
Less accumulated depreciation                                           (15,284)              (19,420)
                                                                      ---------             ---------
                                                                         27,273                30,465
Other assets                                                             11,524                 8,180
                                                                      ---------             ---------

                                                                      $ 265,316             $ 239,030
                                                                      =========             =========

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                              December 31,  June 30,
                                                                                 2000         2000
                                                                              -----------  ---------
                                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $  17,048    $   8,352
   Accrued compensation and related benefits                                      3,029        3,735
   Liabilities related to discontinued operations                                  --          8,242
   Accrued income taxes                                                            --          2,956
   Other accrued liabilities                                                     11,945       10,325
                                                                              ---------    ---------
      Total current liabilities                                                  32,022       33,610


Stockholders' equity:
   Preferred stock (5,000,000 shares authorized, none issued)                      --           --
   Common stock (100,000,000 shares authorized,
     31,698,477 and 30,920,042 shares issued)                                    15,849       15,460
   Additional paid-in capital                                                   191,267      184,278
   Retained earnings                                                             26,560        6,064
                                                                              ---------    ---------
                                                                                233,676      205,802
   Treasury stock, at cost (77,312 shares)                                         (382)        (382)
                                                                              ---------    ---------
      Total stockholders' equity                                                233,294      205,420
                                                                              ---------    ---------

                                                                              $ 265,316    $ 239,030
                                                                              =========    =========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)


                                                                                      Six Months Ended
                                                                                        December 31,
                                                                                 ----------------------------
                                                                                   2000                1999
                                                                                 --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $ 20,496            $ 10,838
Adjustments to reconcile net income to net cash provided (used) by operating activities:
    Discontinued operations:
       (Income) loss from pinball and cabinets segment                             (1,616)             13,669
       Income from contract manufacturing segment                                    --                  (293)
    Reversal of excess accrual due to settlement of litigation                       --               (13,160)
    Non-cash loss on corporate relocation                                           1,971                --
    Litigation payment                                                               --               (27,000)
    Depreciation and amortization                                                   8,442               7,021
    Receivables provision                                                             125                 370
    Deferred income taxes                                                           1,096              14,417
    Tax benefit from exercise of stock options                                      3,676                 336
    Decrease from changes in operating assets and liabilities                     (19,697)             (8,038)
                                                                                 --------            --------
Net cash provided (used) by continuing operating activities                        14,493              (1,840)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                          (1,485)             (1,768)
Additions to gaming machines on participation or lease                            (12,624)             (5,416)
Net change in short-term investments                                              (17,900)            (23,800)
                                                                                 --------            --------
Net cash provided (used) by investing activities                                  (32,009)            (30,984)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received on exercise of common stock options                                   3,702                 990

CASH FLOWS FROM DISCONTINUED OPERATIONS:
    Pinball and cabinets segment                                                      252              (4,682)
    Contract manufacturing segment                                                    746               1,133
                                                                                 --------            --------
Net cash provided (used) by discontinued operations                                   998              (3,549)

Decrease in cash and cash equivalents                                             (12,816)            (35,383)
Cash and cash equivalents at beginning of period                                   19,869              58,663
                                                                                 --------            --------
Cash and cash equivalents at end of period                                       $  7,053            $ 23,280
                                                                                 ========            ========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


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

     Manufacturing activities for the pinball and cabinets segment were completed by January 2000. Sales of the pinball and cabinets segment were nil and $2.4 million in the quarter and six months ending December 31, 2000, respectively, and $5.5 million and $13.9 million in the quarter and six months ending December 31, 1999, respectively. At December 31, 2000, the assets of the pinball and cabinets segment had been liquidated and all estimated liabilities had been settled, resulting in a pre-tax reversal of reserves for costs related to discontinuance of such operations of $2.5 million.

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

     Sales of the contract manufacturing segment were nil and $1.0 million in the quarter and six months ending December 31, 2000, respectively, and $3.0 million and $6.2 million in the quarter and six months ending December 31, 1999, respectively. At December 31, 2000, the assets of the contract manufacturing segment consisted of trade receivables, inventories, plant and equipment amounting to $0.2 million after deducting an allowance of $1.6 million for write-offs to estimated realizable value.

4.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS OF DOLLARS)

                                                  Six Months Ended December 31,
                                                     2000               1999
                                                  ----------        -----------
              Operating activities
                     Income taxes paid             $ 14,537           $ 5,851

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on form 10-Q, the terms "we", "us", "our" and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $0.50 par value per share.

This report contains certain forward looking statements concerning our future business conditions and outlook based on currently available information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of these risks and uncertainties, including, without limitation, the financial strength of the gaming industry, the expansion of legalized gaming into new markets and legislative and regulatory changes in existing gaming markets, the development, introduction and success of new games and new technologies and the ability to maintain the scheduling of such introductions, our ability to qualify for and maintain gaming licenses and approvals and other risks more fully described under "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2000.

SIGNIFICANT EVENTS AND TRENDS

In August 2000, we announced the operations of our contract manufacturing segment were being discontinued. We completed the windup of this segment in the second quarter of fiscal 2001. In the fourth quarter of fiscal 2000, we recorded a $2.8 million pre-tax loss on disposal, including cash expenses of $1.2 million for severance pay and shut down expenses. We do not anticipate that this discontinued operation will have a material effect on our liquidity or operations in future periods. The loss on disposal included about $1.6 million in non-cash losses from write-downs of receivables, inventory, plant and equipment to net realizable value. Tax benefits related to the loss on disposal were estimated to be $1.1 million. The exact amount of the proceeds received and the loss ultimately recorded will depend upon several factors over the course of the shut-down period and at the date the sale of the remaining assets is consummated. Our consolidated financial statements have been restated to reflect the contract manufacturing segment as a discontinued operation.

In August, 2000, we announced that we would convert our 131,000 square foot corporate headquarters and manufacturing facility in Chicago to a creative technology campus where we will conduct all engineering, graphic design and game development functions. Our corporate headquarters and manufacturing operations were relocated to our Waukegan, Illinois facility during the December 2000 quarter. We also consolidated our regional warehouses. We anticipate recording total relocation related charges of $0.07 to $0.09 per diluted share during fiscal 2001, of which $0.01 was incurred in the September 2000 quarter and $0.05 was incurred in the December 2000 quarter.

The California marketplace for gaming machines opened in May 2000. In the December 2000 quarter we received a sales order representing our 3,000th gaming machine for placement in California. As of December 31, 2000, we had over 300 participation games installed in California.

In the September 2000 quarter, we introduced JUMBLE(R), the first game in our new Puzzle Pays(TM) series of participation games that will also include SCRABBLE(R) and PICTIONARY(R). By December 31, 2000, we had received regulatory approvals for JUMBLE in all major North American gaming jurisdictions. As of December 19, 2000, the total installed base of JUMBLE exceeded 1,000 units.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and short-term investments of $85.8 million at December 31, 2000, along with the $25.0 million bank revolving line of credit that extends to August 1, 2001, the $2.0 million bank revolving line of credit that extends to August 1, 2002, and cash flow from operations will be adequate to fund the anticipated level of capital expenditures, cash invested in gaming machines on participation or lease, and increases in the levels of inventories and receivables required in the operation of our business.

Cash provided by operating activities before changes in operating assets and liabilities was $34.2 million for the first six months of fiscal 2001, as compared to cash provided of $6.2 million in the comparable period of fiscal 2000. The current period's increase in cash provided from operations before changes in operating assets and liabilities relative to the comparable prior year's period was due to increased net income in the current period and the litigation settlement payment of $27.0 million that we made in the previous period.

The changes in operating assets and liabilities resulted in $19.7 million of cash outflow for the six months ended December 31, 2000, compared with a cash outflow of $8.0 million during the comparable prior year period. Cash outflow for the six months ended December 31, 2000 was primarily due to an increase in receivables, inventories and current income tax payments, offset, in part, by an increase in accounts payable from the comparable balances at June 30, 2000. The increase in accounts receivable is due to significant shipments made in the last month of the quarter, increased sales volume and higher participation and lease revenues as compared to the prior year's quarter. We have not experienced significant bad debt expense in any of the periods represented. The increase in inventories is due to building a safety stock of finished goods to ensure we were able to meet customer demand during our relocation to Waukegan, Illinois. The increase in accounts payable was related to the increase in inventories. The cash outflow for the six months ended December 31, 1999 was primarily due to an increase in receivables and inventories offset, in part, by an increase in accounts payable from the comparable balances at June 30, 1999.

Cash used by investing activities was $32.0 million for the six months ended December 31, 2000, compared with cash used of $31.0 million for the comparable prior year period. Cash used for the purchase of property, plant and equipment for the six months ended December 31, 2000 was $1.5 million compared with $1.8 million for the comparable prior year period. Cash used for additions to gaming machines on participation or lease was $12.6 million and $5.4 million for the six months ended December 31, 2000 and 1999, respectively. The increase in the six months ended December 31, 2000 resulted from an increase of 1,312 units on participation or lease from June 30, 2000 to December 31, 2000. Net cash of $17.9 million was used for the purchase of short-term investments for the six months ended December 31, 2000 compared with $23.8 million used for the purchase of short-term investments during the comparable prior year period.

Cash provided by financing activities, which was from the exercise of common stock options, was $3.7 million for the six months ended December 31, 2000 compared with $1.0 million for the prior year's six month period due to a greater number of option exercises.

For the six months ended December 31, 2000, the discontinued pinball and cabinets segment provided $0.3 million of cash, and the contract manufacturing segment provided $0.7 million of cash. For the six months ended December 31, 1999, the pinball and cabinets segment used $4.7 million of cash, and the contract manufacturing segment provided $1.1 million of cash.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH
THREE MONTHS ENDED DECEMBER 31, 1999

Consolidated revenues increased 30.1% to $67.4 million in the quarter ended December 31, 2000 from $51.8 million in the quarter ended December 31, 1999. Total revenue increased $15.6 million: $10.8 million from increased machine sales and $4.8 million from increased participation and lease revenue. We shipped 5,004 video and reel-type gaming devices in the current quarter, resulting in product and parts sales of $45.6 million versus 4,301 gaming devices and $34.8 million of product and parts sales in the comparable prior year quarter due to the continued market acceptance of new models and the impact of the opening of the California market. In addition, the average sales price increased from $7,618 in the prior year's quarter to $8,332 in the current year's quarter primarily due to a price increase implemented in August 2000 and a change in sales mix to higher priced products.

The increase in participation and lease revenue was due to an increase in the installed base of participation gaming devices for which we had a total of 5,268 units installed at December 31, 2000, compared to 3,518 units installed at December 31, 1999. The installed base increased due to continued growth in MONOPOLY(R) brand games and the rollout of the newly introduced
JUMBLE brand game in the December 2000 quarter. Average net win per day for participation machines decreased from $45.76 in the December 1999 quarter to $42.98 in the December 2000 quarter. This decrease resulted primarily from the impact of first introducing JUMBLE in the state of Nevada, which accounted for a majority of the JUMBLE revenues in the December 2000 quarter, and which, in our experience, has the lowest average daily rate of any domestic gaming jurisdiction.

Consolidated gross profit in the quarter ended December 31, 2000 rose 34.3% to $38.2 million from $28.5 million in the quarter ended December 31, 1999. The gross margin percentage increased from 54.9% in the quarter ended December 31, 1999 to 56.7% in the quarter ended December 31, 2000. The increase in gross margin resulted from higher gross profit margins on machine sales, partially offset by lower gross profit margins on participation and lease revenues. The gross margin on gaming machine sales increased from 37.9% in the December 1999 quarter to 42.4% in the December 2000 quarter due mainly to increased average sales prices. The gross profit margin on participation and lease revenues decreased from 89.6% to 86.6% due to a lower average net win per day for participation devices coupled with a government mandated decrease in the net win percentage earned on our video lottery terminals placed in Rhode Island and Delaware.

Research and development expenses increased $1.6 million, or 63.9%, in the current quarter to $4.1 million from $2.5 million in the quarter ended December 31, 1999 as we continued to invest in enhancing our product pipeline and product platform. The increase was primarily due to higher engineering expenditures, including costs to adapt our games for distribution to international markets.

Selling and administrative expenses increased 18.4% from $11.2 million in the prior year's quarter to $13.2 million in the current year's quarter as we increased our cost structure to support our revenue growth.

Corporate relocation expenses of $2.5 million, or $0.05 per diluted share, in the current year's quarter represent costs associated with the relocation and centralization of our corporate headquarters, manufacturing, distribution and warehousing facilities to Waukegan, Illinois. Of the relocation expenses, $2.0 million, or $0.04 per diluted share, was for non-cash charges related to the writedown of facilities and equipment. These unusual charges are expected to be partially offset by greater productivity and operating cost efficiencies realized upon the completion of the relocation. We anticipate total charges associated with this relocation in the current fiscal year to approximate $0.07 to $0.09 per diluted share.

Depreciation and amortization, which includes amortization of gaming machines under participation and lease, increased during the current year's quarter to $4.4 million from $3.8 million in the prior year's quarter due to the increase in the installed base of participation machines. The average installed base was 4,784 units for the December 2000 quarter, compared to 3,371 units for the December 1999 quarter.

Operating income was $14.0 million in the current year's quarter, compared to operating income of $24.2 million in the prior year's quarter. The decrease was a result of the $13.2 million gain due to the reversal of the excess accrual due to settlement of litigation in the prior year's quarter, partially offset by higher revenues and margins in the current year's quarter. In addition, the financial results of the current year's quarter reflect the pre-tax charge of $2.5 million from the costs associated with our relocation and centralization of corporate offices, manufacturing, distribution and warehousing facilities to Waukegan, Illinois. Operating income, prior to unusual items in both periods, was $16.5 million in the December 2000 quarter, up 50% compared to $11.0 million in the prior year quarter.

The provision for income taxes on continuing operations decreased to $5.8 million in the current year's quarter from $9.4 million in the prior year's quarter. The decrease was due primarily to higher pre-tax income in the prior year's quarter due to the $13.2 million gain on the litigation settlement discussed above. The effective rate was 38.0% in both quarters.

Income from continuing operations was $9.4 million, or $0.29 per diluted share, in the current year's quarter, compared to income from continuing operations of $15.4 million, or $0.49 per diluted share, in the prior year's quarter. The decrease was a result of the $13.2 million gain due to the reversal of the excess accrual due to the settlement of litigation in the prior year's quarter, partially offset by higher revenues and margins in the current year's quarter.

Net income, which includes continuing operations and discontinued operations, was $11.0 million, or $0.34 per diluted share, for the current year's quarter compared to net income of $15.6 million, or $0.50 per diluted share, for the prior year's quarter. The decrease was a result of the $13.2 million gain due to the reversal of the excess accrual due to the settlement of litigation in the prior year's quarter, partially offset by higher revenues and margins in the current year's quarter.


SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH
SIX MONTHS ENDED DECEMBER 31, 1999

Consolidated revenues increased 27.4% to $127.3 million in the six months ended December 31, 2000, from $99.9 million in the six months ended December 31, 1999. Total revenue increased $27.4 million: $18.8 million from increased machine sales and $8.6 million from increased participation and lease revenue. We shipped 9,563 video and reel type gaming devices in the current six month period, resulting in product and parts sales of $85.9 million versus 8,384 gaming devices and $67.1 million of product and parts sales in the comparable prior year period due to the continued market acceptance of new models introduced over the last twelve months and the impact of the opening of the California market. In addition, the average sales price increased from $7,553 in the prior year's six month period to $8,311 in the current year's period primarily due to a price increase implemented in August 2000 and a change in sales mix to higher priced products.

The increase in participation and lease revenue resulted from an increase in the installed base of participation gaming devices for which we had a total of 5,268 units installed at December 31, 2000, compared to 3,518 units installed at December 31, 1999. Average net win per day for participation machines decreased from $47.40 for the six month period ended December 31, 1999 to $44.08 for the six month period ended December 31, 2000 due to an expansion of the installed base to lower performing locations and the impact of first introducing JUMBLE in the State of Nevada, which accounted for a majority of the JUMBLE revenues in the December 2000 quarter, and which, in our experience, has the lowest average daily rate of any domestic gaming jurisdiction.

Consolidated gross profit in the six month period ended December 31, 2000 rose 28.7% to $72.4 million from $56.3 million in the six month period ended December 31, 1999. The gross margin percentage increased from 56.3% in the six month period ended December 31, 1999 to 56.9% in the six month period ended December 31, 2000. The increase in gross margin resulted from the increase in gross margin on gaming machine sales from 41.0% in the December 1999 period to 42.9% in the December 2000 period, partially offset by lower gross profit margins on participation and lease revenues from 87.9% to 85.9% due to a lower average participation net win per day coupled with a government mandated decrease in the net win percentage earned on our video lottery terminals placed in Rhode Island and Delaware.

Research and development expenses increased $2.6 million, or 51.1%, in the current six month period to $7.6 million from $5.0 million in the six month period ended December 31, 1999 as we continued to invest in enhancing our product pipeline and product platform. The increase was primarily due to higher engineering expenditures, including costs to adapt our games for distribution to international markets.

Selling and administrative expenses increased 26.1% from $19.9 million in the prior year's period to $25.1 million in the current year's period as we increased our cost structure to support our revenue growth.

Corporate relocation expenses of $3.1 million, or $0.06 per diluted share, in the current year's six month period represent costs associated with the relocation and centralization of our corporate headquarters, manufacturing, distribution and warehousing facilities to Waukegan, Illinois. Of the relocation expenses, $2.0 million, or $0.04 per diluted share, was for non-cash charges related to the writedown of facilities and equipment.

These unusual charges are expected to be partially offset by greater productivity and operating cost efficiencies realized upon the completion of the relocation. We anticipate total charges associated with this relocation in the current fiscal year to approximate $0.07 to $0.09 per diluted share.

Depreciation and amortization, which includes amortization of gaming machines under participation and lease, increased during the current year's six month period to $8.4 million from $7.0 million in the prior year's period due to the increase in the installed base of participation machines under lease. The average installed base was 4,417 units for the December 2000 period, compared to 3,174 units for the December 1999 period.

Operating income was $28.2 million in the current year's period, compared to operating income of $37.5 million in the prior year's period. The decrease was a result of the $13.2 million gain due to the reversal of the excess accrual due to the settlement of litigation in the prior year's period, partially offset by higher revenues and margins in the current year's period. In addition, the financial results of the current year's period reflect the pre-tax charge of $3.1 million from the costs associated with our relocation and centralization of corporate headquarters, manufacturing, distribution and warehousing facilities to Waukegan, Illinois. Operating income, prior to unusual items in both periods, was $31.3 million in the six months ended December 31, 2000, up 28.6% compared to $24.3 million in the prior year period.

The provision for income taxes on continuing operations decreased to $11.6 million in the current year's period from $14.8 million in the prior year's period. The decrease was due primarily to lower pre-tax income. The effective rate was 38.0% in both periods.

Income from continuing operations was $18.9 million, or $0.59 per diluted share, in the current year's period, compared to income from continuing operations of $24.2 million, or $0.78 per diluted share, in the prior year's period. The decrease was a result of the $13.2 million gain discussed above, partially offset by higher revenues and margins in the current year's period.

Net income, which includes continuing operations and discontinued operations, was $20.5 million, or $0.64 per diluted share, for the current year's six month period compared to net income of $10.8 million, or $0.35 per diluted share, for the prior year's six month period. The increase was a result of higher revenues and margins in the current year period, together with the $13.2 million gain discussed above offset by the loss from discontinued operations in the prior year's period.

SUPPLEMENTAL DISCLOSURE OF RECLASSIFIED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000

The statements of operations presented below have been reclassified to conform to the current year format and treat the contract manufacturing segment as a discontinued operation.

                                                                          Three Months        Nine Months
                                                                              Ended              Ended
                                                                         March 31, 2000     March 31, 2000
                                                                         --------------     --------------
Revenues
   Machine sales                                                          $  32,308            $  99,427
   Participation and lease revenue                                           16,831               49,562
                                                                          ---------            ---------
      Total revenues                                                         49,139              148,989
                                                                          ---------            ---------

Costs and expenses
   Cost of sales                                                             18,233               58,290
   Cost of participation and lease revenue                                    2,490                6,020
   Research and development                                                   3,096                8,140
   Selling and administrative                                                10,369               30,411
   Depreciation and amortization                                              3,633               10,476
   Reversal of excess accrual due to settlement of litigation                  --                (13,160)
                                                                          ---------            ---------
      Total costs and expenses                                               37,821              100,177
                                                                          ---------            ---------
Operating income                                                             11,318               48,812
   Interest and other income and expense, net                                   854                2,414
                                                                          ---------            ---------
   Income from continuing operations before income taxes                     12,172               51,226

   Provision for income taxes                                                 4,625               19,466
                                                                          ---------            ---------
   Income from continuing operations                                          7,547               31,760
   Discontinued operations, net of applicable taxes:
     Pinball and cabinets segment
       Loss for discontinued operations                                        --                   (469)
       Costs related to discontinuance                                         --                (13,200)
     Contract manufacturing segment
       Income from discontinued operations                                      162                  456
                                                                          ---------            ---------
   Net income                                                             $   7,709            $  18,547
                                                                          =========            =========

   Basic earnings (loss) per share of common stock:
     Income from continuing operations                                    $    0.24            $    1.04
     Income (loss) from discontinued operations                                0.01                (0.43)
                                                                          ---------            ---------
     Net income                                                           $    0.25            $    0.61
                                                                          =========            =========
   Diluted earnings (loss) per share of common stock:
     Income from continuing operations                                    $    0.24            $    1.02
     Income (loss) from discontinued operations                                0.01                (0.43)
                                                                          ---------            ---------
     Net income                                                           $    0.25            $    0.59
                                                                          =========            =========
   Shares used in per share calculations:
     Basic                                                                   30,726               30,562
                                                                          =========            =========
     Diluted                                                                 31,361               31,236
                                                                          =========            =========

MONOPOLY(R) and SCRABBLE(R) are trademarks of Hasbro, Inc.(R) & (C) 2000, Hasbro, Inc. All rights reserved. Used with permission.

PICTIONARY(R) is a trademark of Pictionary Incorporated, Nevada, U.S.A.

JUMBLE(R) is a trademark of Tribune Media Services. (C) 2000 Tribune Media Services. All rights reserved. Used with permission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)  We held our Annual Meeting of Stockholders on January 23, 2001.

    (b)  The directors elected at the meeting were:

               Nominee                     For           Withheld
         ----------------------         ----------       ---------
         William C. Bartholomay         29,409,687       1,218,369
         William E. McKenna             29,846,929         781,127
         Norman J. Menell               29,849,529         778,527
         Donna B. More                  29,543,814       1,084,242
         Louis J. Nicastro              29,846,990         781,066
         Neil D. Nicastro               29,842,504         785,452
         Harvey Reich                   29,847,231         780,825
         David M. Satz, Jr.             29,845,229         782,827
         Ira S. Scheinfeld              28,405,416       1,222,640

    (c) Other matters voted upon at the meeting and the results of those votes were as follows:

         1) Approval of the WMS Industries Inc. 2000 Stock Option Plan

                   For                  Against                Abstain
               ------------            ----------             ----------
                29,422,112             1,145,043                60,901

         2) Approval of the appointment of Ernst & Young LLP as independent auditors for the 2001 fiscal year.

                   For                  Against                Abstain
               ------------            ----------             ----------
                30,532,341               60,365                 35,350

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

                                          WMS INDUSTRIES INC.



Dated:  February 14, 2001                 By: /s/ Scott D. Schweinfurth
                                                  Scott D. Schweinfurth
                                                  Executive Vice President,
                                                  Chief Financial Officer and
                                                   Treasurer
                                                  (Principal Financial and
                                                   Accounting Officer)