Form 10-Q
period 2001-03-31
WMS INDUSTRIES INC /DE/
filed 2001-05-11
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


                         Commission file number: 1-8300


                               WMS INDUSTRIES INC.
             (Exact Name of Registrant as Specified in Its Charter)

    Delaware                                             36-2814522
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)


                 800 South Northpoint Blvd., Waukegan, IL 60085
                 ----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

       Registrant's telephone number, including area code: (847) 785-3000





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES   X          NO
                                 -------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 31,749,002 shares of common stock, $.50 par value, were outstanding at May 2, 2001, excluding 77,312 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX



                                                                                                      Page
PART I. FINANCIAL INFORMATION:                                                                       Number


    ITEM 1.           Financial Statements:
                      Condensed Consolidated Statements of Operations -
                      Three and nine months ended March 31, 2001 and 2000..................              2

                      Condensed Consolidated Balance Sheets -
                      March 31, 2001 and June 30, 2000.....................................            3-4

                      Condensed Consolidated Statements of Cash Flows -
                      Nine months ended March 31, 2001 and 2000............................              5

                      Notes to Condensed Consolidated Financial Statements.................            6-7


    ITEM 2.           Management's Discussion and Analysis of Financial Condition
                      and Results of Operations............................................           8-12

    ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk...........             13

PART II.  OTHER INFORMATION:

    ITEM 4.           Submission of Matters to a Vote of Security Holders..................             13

    ITEM 6.           Exhibits and Reports on Form 8-K.....................................             13



SIGNATURES            .....................................................................             13


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WMS INDUSTRIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Thousands, except per share amounts)
                                   (Unaudited)



                                                                        Three Months Ended          Nine Months Ended
                                                                            March 31,                   March 31,
                                                                     -------------------------  --------------------------
                                                                        2001          2000          2001          2000
                                                                     ------------  -----------  -------------  -----------

Revenues
    Machine sales                                                        $47,889      $32,308       $133,761     $ 99,427
    Participation and lease                                               22,859       16,831         64,237       49,562
                                                                     ------------  -----------  -------------  -----------
      Total revenues                                                      70,748       49,139        197,998      148,989
                                                                     ------------  -----------  -------------  -----------

Costs and expenses
    Cost of sales                                                         25,845       18,089         74,855       58,290
    Cost of participation and lease revenue                                3,322        2,634          9,153        6,020
    Research and development                                               4,830        3,094         12,454        8,140
    Selling and administrative                                            12,767       10,549         37,817       30,411
    Depreciation and amortization                                          4,645        3,455         13,087       10,476
    Reversal of excess accrual due to settlement of litigation                 -            -              -      (13,160)
    Corporate relocation                                                     301            -          3,374            -
                                                                     ------------  -----------  -------------  -----------
Total costs and expenses                                                  51,710       37,821        150,740      100,177
                                                                     ------------  -----------  -------------  -----------
Operating income                                                          19,038       11,318         47,258       48,812

Interest and other income and expense, net                                 1,399          854          3,630        2,414
                                                                     ------------  -----------  -------------  -----------
Income from continuing operations before income taxes                     20,437       12,172         50,888       51,226

Provision for income taxes                                                 7,766        4,625         19,337       19,466
                                                                     ------------  -----------  -------------  -----------
Income from continuing operations                                         12,671        7,547         31,551       31,760

Discontinued operations, net of applicable income taxes
    Pinball and cabinets segment
      Loss from discontinued operations                                        -            -              -         (469)
      Income (costs) related to discontinuance                                 -            -          1,616      (13,200)
    Contract manufacturing segment
      Income from discontinued operations                                      -          162              -          456
                                                                     ------------  -----------  -------------  -----------
Net income                                                               $12,671      $ 7,709       $ 33,167      $18,547
                                                                     ============  ===========  =============  ===========

Basic earnings per share of common stock:
    Income from continuing operations                                    $  0.40      $  0.24       $   1.00     $   1.04
    Income (loss) from discontinued operations                                 -         0.01           0.05        (0.43)
                                                                     ------------  -----------  -------------  -----------
    Net income                                                           $  0.40      $  0.25       $   1.05     $   0.61
                                                                     ============  ===========  =============  ===========

Diluted earnings per share of common stock:
    Income from continuing operations                                    $  0.39      $  0.24       $   0.98     $   1.02
    Income (loss) from discontinued operations                                 -         0.01           0.05        (0.43)
                                                                     ------------  -----------  -------------  -----------
    Net income                                                           $  0.39      $  0.25       $   1.03     $   0.59
                                                                     ============  ===========  =============  ===========

Shares used in per share calculations:
    Basic                                                                 31,646       30,726         31,443       30,562
                                                                     ============  ===========  =============  ===========
    Diluted                                                               32,275       31,361         32,050       31,236
                                                                     ============  ===========  =============  ===========

    See notes to condensed consolidated financial statements.

                              WMS INDUSTRIES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                           March 31,           June 30,
                                                                             2001                2000
                                                                       ------------------  -----------------
                                                                          (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                                    $ 11,892          $  19,869
   Short-term investments                                                         77,721             60,800
                                                                       ------------------  -----------------
                                                                                  89,613             80,669
   Receivables, net of allowances of $4,717  and $ 3,592                          56,841             45,190
   Notes receivable, current portion                                               9,677              9,076
   Inventories, at lower of cost (FIFO) or market:
      Raw materials and work in progress                                          11,695             10,152
      Finished goods                                                              31,703             22,766
                                                                       ------------------  -----------------
                                                                                  43,398             32,918
   Deferred income taxes                                                           5,459              9,279
   Prepaid expenses                                                                3,675              1,198
   Assets of discontinued operations                                                   -              5,246
                                                                       ------------------  -----------------
      Total current assets                                                       208,663            183,576

Gaming machines on participation or lease                                         49,340             35,726
Less accumulated depreciation                                                    (27,700)           (18,917)
                                                                       ------------------  -----------------
                                                                                  21,640             16,809

Property, plant and equipment                                                     45,989             49,885
Less accumulated depreciation                                                    (16,264)           (19,420)
                                                                       ------------------  -----------------
                                                                                  29,725             30,465

Other assets                                                                      14,503              8,180
                                                                       ------------------  -----------------

                                                                                $274,531          $ 239,030
                                                                       ==================  =================



See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                               March 31,          June 30,
                                                                                 2001               2000
                                                                           ------------------ ------------------
                                                                              (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $   9,554          $   8,352
   Accrued compensation and related benefits                                           6,835              3,735
   Liabilities related to discontinued operations                                          -              8,242
   Accrued income taxes                                                                1,467              2,956
   Other accrued liabilities                                                          10,480             10,325
                                                                           ------------------ ------------------
      Total current liabilities                                                       28,336             33,610


Stockholders' equity:
   Preferred stock (5,000,000 shares authorized, none issued)                              -                  -
   Common stock (100,000,000 shares authorized,  31,739,914 and
      30,920,042 shares issued)                                                       15,870             15,460
   Additional paid-in capital                                                        191,476            184,278
   Retained earnings                                                                  39,231              6,064
                                                                           ------------------ ------------------
                                                                                     246,577            205,802
   Treasury stock, at cost (77,312 shares)                                              (382)              (382)
                                                                           ------------------ ------------------
      Total stockholders' equity                                                     246,195            205,420
                                                                           ------------------ ------------------

                                                                                   $ 274,531          $ 239,030
                                                                           ================== ==================





See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                                March 31,
                                                                                      ------------------------------
                                                                                          2001            2000
                                                                                      -------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $ 33,167         $ 18,547
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Discontinued operations:
       (Income) loss from pinball and cabinets segment                                      (1,616)          13,669
       Income from contract manufacturing segment                                                -             (456)
    Reversal of excess accrual due to settlement of litigation                                   -          (13,160)
    Non-cash loss on corporate relocation                                                    1,971                -
    Litigation payment                                                                           -          (27,000)
    Depreciation and amortization                                                           13,083           10,266
    Receivables provision                                                                      125              505
    Deferred income taxes                                                                    1,924           15,331
    Tax benefit from exercise of stock options                                               3,723            1,624
    Decrease from changes in operating assets and liabilities                              (30,243)          (4,936)
                                                                                      -------------   --------------
Net cash provided by continuing operating activities                                        22,134           14,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                                   (4,917)          (2,487)
Additions to gaming machines on participation or lease                                     (13,614)          (6,361)
Net increase in short-term investments                                                     (16,921)               -
                                                                                      -------------   --------------
Net cash used by investing activities                                                      (35,452)          (8,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received on exercise of common stock options                                            3,885            1,278

CASH FLOWS FROM DISCONTINUED OPERATIONS:
    Pinball and cabinets segment                                                               410           (2,279)
    Contract manufacturing segment                                                           1,046            1,716
                                                                                      -------------   --------------
Net cash provided (used) by discontinued operations                                          1,456             (563)

Increase (decrease) in cash and cash equivalents                                            (7,977)           6,257
Cash and cash equivalents at beginning of period                                            19,869           58,663
                                                                                      -------------   --------------
Cash and cash equivalents at end of period                                                $ 11,892         $ 64,920
                                                                                      =============   ==============


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.


2.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and investments have been eliminated.

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

         Manufacturing activities for the pinball and cabinets segment were completed by January 2000. Sales of the pinball and cabinets segment were nil and $2.4 million in the quarter and nine months ending March 31, 2001, respectively, and $3.4 million and $22.9 million in the quarter and nine months ending March 31, 2000, respectively. At December 31, 2000, the assets of the pinball and cabinets segment had been liquidated and all estimated liabilities had been settled, resulting in a pre-tax reversal of reserves for costs related to discontinuance of such operations of $2.5 million.

         On August 10, 2000 (the measurement date), the Company announced the closing of its contract manufacturing segment. Accordingly, this segment is accounted for as a discontinued operation in the accompanying condensed consolidated financial statements. Manufacturing activities for the contract manufacturing segment were completed by September 2000. At March 31, 2001, any remaining assets, including inventory and equipment had been written down to net realizable value.

         Sales of the contract manufacturing segment were nil and $1.0 million in the quarter and nine months ending March 31, 2001, respectively, and $3.5 million and $9.6 million in the quarter and nine months ending March 31, 2000, respectively.

4.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS OF
         DOLLARS)


                                                                          Nine Months Ended March 31,
                                                                              2001              2000
                                                                              ----              ----

              Operating activities
                     Income taxes paid                                      $ 17,008           $ 5,944


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


SIGNIFICANT EVENTS AND TRENDS

In August 2000, we announced the operations of our contract manufacturing segment were being discontinued. We completed the windup of this segment in the second quarter of fiscal 2001. In the fourth quarter of fiscal 2000, we recorded a $2.8 million pre-tax loss on disposal, including cash expenses of $1.2 million for severance pay and shut down expenses. We do not anticipate that this discontinued operation will have a material effect on our liquidity or operations in future periods. The loss on disposal included about $1.6 million in non-cash losses from write-downs of receivables, inventory, plant and equipment to net realizable value. Tax benefits related to the loss on disposal were estimated to be $1.1 million. The exact amount of the proceeds received and the loss ultimately recorded will depend upon several factors over the course of the shut-down period and at the date any sale of the remaining assets is consummated. Our consolidated financial statements have been restated to reflect the contract manufacturing segment as a discontinued operation.

In August, 2000, we announced that we would convert our 131,000 square foot corporate headquarters and manufacturing facility in Chicago to a creative technology campus where we will conduct all engineering, graphic design and game development functions. Our corporate headquarters and manufacturing operations were relocated to our Waukegan, Illinois facility during the December 2000 quarter. We also consolidated our regional warehouses. We anticipate recording total relocation related charges of $0.07 to $0.09 per diluted share during fiscal 2001, of which $0.01 was incurred in the September 2000 quarter, $0.05 was incurred in the December 2000 quarter, and $0.01 was incurred in the March 2001 quarter. We believe the move will permit us to reduce the lead times for product delivery and has begun to improve operating efficiencies related to the production of our games.

The California marketplace for gaming machines opened in May 2000. During April 2001, we received a sales order representing our 5,000th gaming machine for placement in California during our June 30, 2001 fiscal year. At March 31, 2001, we had over 400 participation games installed in California.

In the September 2000 quarter, we introduced JUMBLE(R), the first game in our new Puzzle Pays(TM) series of participation games that will also include SCRABBLE(R) and PICTIONARY(R). By December 31, 2000, we had received regulatory approvals for JUMBLE in all major North American gaming jurisdictions. We expect to launch a second theme for our JUMBLE game, Bee Bucks(TM), along with our first SCRABBLE participation game, in the June 2001 quarter.

In the March 2001 quarter, we announced a licensing agreement whereby we secured the exclusive worldwide rights to develop, manufacture and market gaming machines based on PAC-MAN(R) and MS. PAC-MAN(R). We anticipate submitting the first PAC-MAN-themed game to regulatory agencies for approval in early calendar 2002. We also announced a licensing agreement whereby we secured the exclusive worldwide rights to develop, manufacture and market gaming machines based on the television show Hollywood Squares(R). We anticipate submitting the Hollywood Squares game for regulatory approval within the next nine months.

In April 2001, we announced an agreement to develop games based on SURVIVOR(TM), a reality-based television series, to be placed on a wide-area progressive jackpot system operated by International Game Technology. We will design and market the games, which will be manufactured by International Game Technology, and we have agreed to split the profits with them equally. We expect to submit the game for regulatory approval within the next nine months.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and short-term investments of $89.6 million at March 31, 2001, along with our $25.0 million bank revolving line of credit that extends to August 1, 2001, our additional $2.0 million bank revolving line of credit that extends to August 1, 2002, and cash flow from operations will be adequate to fund the anticipated level of capital expenditures, cash invested in gaming machines on participation or lease, and increases in the levels of inventories and receivables required in the operation of our business.

Cash provided by continuing operating activities before changes in operating assets and liabilities was $52.4 million for the first nine months of fiscal 2001, as compared to cash provided of $19.3 million in the comparable period of fiscal 2000. The current period's increase in cash provided from operations before changes in operating assets and liabilities relative to the comparable prior year's period was due to increased net income in the current period and the litigation settlement payment of $27.0 million and reversal of excess accruals related to that litigation of $13.2 million that we made in the previous period, partially offset by the deferred income taxes of $15.3 million and loss from discontinued operations of $13.7 million in the previous period.

The changes in operating assets and liabilities resulted in $30.2 million of cash outflow for the nine months ended March 31, 2001, compared with a cash outflow of $4.9 million during the comparable prior year period. Cash outflow for the nine months ended March 31, 2001 was primarily due to an increase in receivables, inventories and current income tax payments, and a decrease in current liabilities from the comparable balances at June 30, 2000. The increase in accounts receivable is due to significant shipments made in the last month of the quarter, increased sales volume and higher participation and lease revenues as compared to the prior year's quarter. We have not experienced significant bad debt expense in any of the periods represented. The increase in inventories is due to the increased overall level of business including game production to support the anticipated increase in participation unit placements. The reduction in current liabilities was related to liabilities of discontinued operations, which have now been settled. The cash outflow for the nine months ended March 31, 2000 was primarily due to an increase in receivables and inventories from the comparable balances at June 30, 1999.

Cash used by investing activities was $35.5 million for the nine months ended March 31, 2001, compared with cash used of $8.8 million for the comparable prior year period. Cash used for the purchase of property, plant and equipment for the nine months ended March 31, 2001 was $4.9 million compared with $2.5 million for the comparable prior year period. This increase includes the improvements made to our Waukegan, Illinois headquarters and manufacturing facility. Cash used for additions to gaming machines on participation or lease was $13.6 million and $6.4 million for the nine months ended March 31, 2001 and 2000, respectively. The increase in the nine months ended March 31, 2001 resulted from an increase of 1,438 units on participation or lease from June 30, 2000 to March 31, 2001 compared to 915 units from June 1999 to March 2000. Net cash of $16.9 million was used for the purchase of short-term investments for the nine months ended March 31, 2001.

Cash provided by financing activities, which was from the exercise of common stock options, was $3.9 million for the nine months ended March 31, 2001 compared with $1.3 million for the prior year's nine month period due to a greater number of option exercises.

For the nine months ended March 31, 2001, the discontinued pinball and cabinets segment provided $0.4 million of cash, and the contract manufacturing segment provided $1.0 million of cash. For the nine months ended March 31, 2000, the pinball and cabinets segment used $2.3 million of cash, and the contract manufacturing segment provided $1.7 million of cash.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH
THREE MONTHS ENDED MARCH 31, 2000

Consolidated revenues increased 44.0% to $70.7 million in the quarter ended March 31, 2001 from $49.1 million in the quarter ended March 31, 2000. Total revenue increased $21.6 million: $15.6 million from increased machine sales and $6.0 million from increased participation and lease revenue. We shipped 5,294 video and reel-type gaming devices in the current quarter, resulting in product and parts sales of $47.9 million versus 3,684 gaming devices and $32.3 million of product and parts sales in the comparable prior year quarter due to the continued market acceptance of new models and the impact of the opening of the California market. In addition, the average sales price increased from $8,173 in the prior year's quarter to $8,322 in the current year's quarter primarily due to a price increase implemented in August 2000 and a change in sales mix to higher priced products.

The increase in participation and lease revenue was due to an increase in the installed base of participation gaming devices of which we had a total of 5,394 units installed at March 31, 2001, compared to 3,630 units installed at March 31, 2000. The installed base increased due to continued growth in MONOPOLY(R) and JUMBLE brand games. We introduced Money Grab(TM), the eighth version of our MONOPOLY product, in February 2001, and had installed over 470 units of this game in Nevada as of March 31, 2001. Average net win per day for machines decreased from $44.17 in the March 2000 quarter to $42.99 in the March 2001 quarter. This decrease resulted primarily from the larger installed base and the higher mix of games in lower net win jurisdictions in the current year quarter. The backlog for our participation games stood at over 500 units as of March 31, 2001.

Consolidated gross profit in the quarter ended March 31, 2001 rose 46.3% to $41.6 million from $28.4 million in the quarter ended March 31, 2000. The gross margin percentage increased from 57.8% in the quarter ended March 31, 2000 to 58.8% in the quarter ended March 31, 2001. The increase in gross margin percentage resulted from higher gross profit margins on gaming machine sales. The gross margin on gaming machine sales increased from 44.0% in the March 2000 quarter to 46.0% in the March 2001 quarter due to the increase in average sales price and the mix of products, including higher game conversion revenues, coupled with realizing benefits from consolidating manufacturing, warehousing and distribution operations in Waukegan, Illinois in the December 2000 quarter. The gross profit margin on participation and lease revenues was consistent from the March 2000 quarter to the March 2001 quarter.

Research and development expenses increased $1.7 million, or 56.1%, in the current quarter to $4.8 million from $3.1 million in the quarter ended March 31, 2000 as we continued to invest in people and technologies to develop new games, product platforms and operating systems. The increase was primarily due to higher engineering expenditures, including costs to adapt our games for distribution to international markets.

Selling and administrative expenses increased 21.0% from $10.5 million in the prior year's quarter to $12.8 million in the current year's quarter as we increased our cost structure to support our 44% revenue growth.

Corporate relocation expenses of $0.3 million, or $0.01 per diluted share, in the current year's quarter represent costs associated with the relocation and centralization of our corporate headquarters, manufacturing, distribution and warehousing facilities to Waukegan, Illinois.

Depreciation and amortization, which includes amortization of gaming machines under participation and lease, increased during the current year's quarter to $4.6 million from $3.5 million in the prior year's quarter due to the increase in the installed base of participation machines. The average installed base was 5,155 units for the March 2001 quarter, compared to 3,575 units for the March 2000 quarter. The 34.4% increase in the current quarter depreciation expense compared to the prior year's quarter reflects the 48.6% increase in the installed base of participation games compared to the prior year's quarter partially offset by a reduction in depreciation on those participation games originally installed in fiscal 1999 that are now depreciated to net realizable value.

Operating income was $19.0 million in the current year's quarter, compared to operating income of $11.3 million in the prior year's quarter. The increase was a result of higher revenues and margins in the current year's quarter, partially offset by higher research and development, selling and administrative and depreciation and amortization expenses. In addition, the financial results of the current year's quarter reflect the pre-tax charge of $0.3 million from the costs associated with our relocation and centralization of corporate offices, manufacturing, distribution and warehousing facilities to Waukegan, Illinois.

The provision for income taxes on continuing operations increased to $7.8 million in the current year's quarter from $4.6 million in the prior year's quarter. The increase was due to higher pre-tax income in the current year's quarter. The effective rate was 38.0% in both quarters.

Income from continuing operations was $12.7 million, or $0.39 per diluted share, in the current year's quarter, compared to income from continuing operations of $7.5 million, or $0.24 per diluted share, in the prior year's quarter. The increase was a result of higher revenues and margins in the current year's quarter, partially offset by higher depreciation, research and development, selling and administrative expenses and income taxes.

Net income, which includes continuing operations and discontinued operations, was $12.7 million, or $0.39 per diluted share, for the current year's quarter compared to net income of $7.7 million, or $0.25 per diluted share, for the prior year's quarter.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED WITH
NINE MONTHS ENDED MARCH 31, 2000

Consolidated revenues increased 32.9% to $198.0 million in the nine months ended March 31, 2001, from $149.0 million in the nine months ended March 31, 2000. Total revenue increased $49.0 million: $34.3 million from increased machine sales and $14.7 million from increased participation and lease revenue. We shipped 14,857 video and reel type gaming devices in the current nine month period, resulting in product and parts sales of $133.8 million versus 12,068 gaming devices and $99.4 million of product and parts sales in the comparable prior year period due to the continued market acceptance of new models introduced and the impact of the opening of the California market. In addition, the average sales price increased from $7,742 in the prior year's nine month period to $8,315 in the current year's period primarily due to a price increase implemented in August 2000 and a change in sales mix to higher priced products.

The increase in participation and lease revenue resulted from an increase in the installed base of participation gaming devices due to new versions of our MONOPOLY and Puzzle Pays series of games introduced in February 2001 and August 2000, respectively. We had a total of 5,394 units installed at March 31, 2001, compared to 3,630 units installed at March 31, 2000. Average net win per day for participation machines decreased from $46.83 for the nine month period ended March 31, 2000 to $43.69 for the nine month period ended March 31, 2001 due to an expansion of the installed base to lower performing locations and the impact of a higher mix of games in lower net win jurisdictions in the current nine month period.

Consolidated gross profit in the nine month period ended March 31, 2001 rose 34.6% to $114.0 million from $84.7 million in the nine month period ended March 31, 2000. The gross margin percentage increased from 56.8% in the nine month period ended March 31, 2000 to 57.6% in the nine month period ended March 31, 2001. The increase in gross margin resulted from the increase in gross margin on gaming machine sales from 41.4% in the March 2000 period to 44.0% in the March 2001 period, partially offset by lower gross profit margins on participation and lease revenues from 87.9% to 85.8% due to a lower average participation net win per day coupled with a government mandated decrease in the net win percentage earned on our video lottery terminals placed in Rhode Island and Delaware.

Research and development expenses increased $4.3 million, or 53.0%, in the current nine month period to $12.5 million from $8.1 million in the nine month period ended March 31, 2000 as we continued to invest in people and technologies to develop new games, product platforms and operating systems. The increase was primarily due to higher engineering expenditures, including costs to adapt our games for distribution to international markets.

Selling and administrative expenses increased 24.4% from $30.4 million in the prior year's period to $37.8 million in the current year's period as we increased our cost structure to support our revenue growth.

Corporate relocation expenses of $3.4 million, or $0.07 per diluted share, in the current year's nine month period represent costs associated with the relocation and centralization of our corporate headquarters, manufacturing, distribution and warehousing facilities to Waukegan, Illinois. Of the relocation expenses, $2.0 million, or $0.04 per diluted share, was for non-cash charges related to the writedown of facilities and equipment. These unusual charges are expected to be partially offset by greater productivity and operating cost efficiencies.

Depreciation and amortization, which includes amortization of gaming machines under participation and lease, increased during the current year's nine month period to $13.1 million from $10.5 million in the prior year's period due to the increase in the installed base of participation machines under lease. The average installed base was 4,664 units for the March 2001 period, compared to 3,328 units for the March 2000 period. The 24.9% increase in the current nine month period depreciation expense compared to the prior year's period reflects the 48.6% increase in the installed base of participation games compared to the prior year's period, partially offset by a reduction in depreciation on those participation games originally installed in fiscal 1999 that are now depreciated to net realizable value.

Operating income was $47.3 million in the current year's period, compared to operating income of $48.8 million in the prior year's period. The decrease was a result of the $13.2 million pre-tax gain due to the reversal of the excess accrual due to settlement of litigation in the prior year's period, partially offset by higher revenues and margins in the current year's period. In addition, the financial results of the current year's period reflect the pre-tax charge of $3.4 million from the costs associated with our relocation and centralization of corporate headquarters, manufacturing, distribution and warehousing facilities to Waukegan, Illinois. Operating income, prior to unusual items in both periods, was $50.6 million in the nine months ended March 31, 2001, up 42.0% compared to $35.7 million in the prior year period.

The provision for income taxes on continuing operations decreased to $19.3 million in the current year's period from $19.5 million in the prior year's period. The effective rate was 38.0% in both periods.

Income from continuing operations was $31.6 million, or $0.98 per diluted share, in the current year's period, compared to income from continuing operations of $31.8 million, or $1.02 per diluted share, in the prior year's period. The decrease was a result of the $13.2 million gain discussed above, partially offset by higher revenues and margins in the current year's period.

Net income, which includes continuing operations and discontinued operations, was $33.2 million, or $1.03 per diluted share, for the current year's nine month period compared to net income of $18.5 million, or $0.59 per diluted share, for the prior year's nine month period. The increase was a result of higher revenues and margins in the current year period, together with the loss from discontinued operations in the prior year's period, partially offset by the $13.2 million gain discussed above.


MONOPOLY(R)and SCRABBLE(R)are trademarks of Hasbro, Inc.(R)&(C)2001, Hasbro, Inc. All rights reserved. Used with permission.

PICTIONARY(R)is a trademark of Pictionary Incorporated, Nevada, U.S.A. (C)2001 Pictionary Incorporated. All rights reserved.

JUMBLE(R)is a trademark of Tribune Media Services. (C) 2001 Tribune Media Services. All rights reserved. Used with permission.

PAC-MAN(TM) is a trademark of Namco Ltd. (C)1980 Namco Ltd. All rights reserved.

HOLLYWOOD SQUARES(R) is a trademark of King World Productions, Inc.

SURVIVOR(TM) is a trademark of Survivor Productions LLC, used under license from CBS Consumer Products.

Money Grab(TM), Bee Bucks(TM) and Puzzle Pays(TM) are trademarks of WMS Gaming Inc.(C)2001 WMS Gaming Inc. All rights reserved.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Refer to our Form 10-Q for the period ended December 31, 2000, in which we previously reported on the matters submitted to a vote of security holders on January 23, 2001 and the results thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3(a) Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the year ended June 30, 1994.

3(b) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to Exhibit 3(a) to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

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

                          WMS INDUSTRIES INC.





Dated:  May 11, 2001       By: /s/  Scott D. Schweinfurth
                                    Scott D. Schweinfurth
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)