Form 10-K
period 2001-06-30
WMS INDUSTRIES INC /DE/
filed 2001-09-26
CIK 350077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER 1-8300

                              WMS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                        36-2814522
       (State or other jurisdiction of              (I.R.S. Employer Identification Number)
       incorporation or organization)

    800 SOUTH NORTHPOINT BLVD., WAUKEGAN,                            60085
                   ILLINOIS
  (Address of principal executive offices)                        (Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the 32,080,044 shares of common stock held by non-affiliates of the registrant on September 21, 2001 was $528,999,926. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On that date, the number of shares of common stock outstanding (excluding 77,312 shares held as treasury shares) was 32,186,807 shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $.50 par value per share.

     WMS Gaming(R), Classic TV Game Show Series(TM) and Puzzle Pays(TM) are trademarks of our subsidiary WMS Gaming Inc. Our product names mentioned in "Item 1. Business -- Products" in this report are trademarks of WMS Gaming Inc., except where they are licensed. Williams(R), DCS Sound System(R) and Dotmation(TM) are trademarks of our subsidiary Williams Electronics Games, Inc. MONOPOLY(R), SCRABBLE(R), Advance to Boardwalk(TM), Chance(R) and Community Chest(R) are trademarks of Hasbro, Inc. ("Hasbro"). PICTIONARY(R) is a trademark of Pictionary Incorporated. JUMBLE(R) is a trademark of Tribune Media Services, Inc. PAC-MAN(TM) is a trademark of Namco Ltd.(C). HOLLYWOOD SQUARES(R) is a trademark of King World Productions, Inc. Match Game(R), Password(R) and Beat the Clock(R) are trademarks of Pearson Television. SURVIVOR(TM) is a trademark of Survivor Productions LLC, used with permission from CBS Consumer Products. The other trademarks mentioned in this report are the property of their respective owners.

     This report contains "forward-looking statements," within the meaning of the federal securities laws. These statements describe our beliefs concerning future business conditions and the outlook for WMS based on currently available information. Wherever possible, we have identified these forward looking statements by words such as "may," "will," "expect," "anticipate," "believe," "estimate," and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties, including the items set forth under "Item 1. Business -- Risk Factors." We do not intend to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Material containing forward-looking statements may be found in the materials set forth under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others.

                                     PART I

ITEM 1.  BUSINESS.

                          DEVELOPMENT OF OUR BUSINESS

     WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. and succeeded to the amusement game business that had been conducted for almost 30 years by our predecessors. We are now focused exclusively on the design, manufacture and marketing of video and mechanical reel spinning gaming machines and video lottery terminals ("VLTs").

     We conduct our gaming machine business through our subsidiary WMS Gaming Inc., which markets its products under the WMS Gaming trademark. Our fiscal year begins on July 1 and ends on June 30. For information about our revenues, net income and assets, see our Consolidated Financial Statements included in this report. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     During fiscal 2001, we discontinued the contract manufacturing of coin-operated video games. During fiscal 2000, we discontinued our former pinball game business and cabinet manufacturing operations. The financial position, results of operations and cash flows of these businesses are reported as discontinued operations in our Consolidated Financial Statements included in this report.

     Our principal executive offices are located at 800 South Northpoint Blvd., Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our website is located at www.wmsgaming.com

                                COMPANY OVERVIEW

     We are a leading designer, manufacturer and marketer of innovative video and mechanical reel spinning gaming machines and VLTs. We seek to develop gaming machines that offer high entertainment value and generate greater revenues for casinos and other gaming machine operators than traditional slot machines. Our gaming machines incorporate secondary bonus rounds, advanced graphics, digital sound and engaging game themes, some of which include popular songs and recognized trademarks. Our gaming machines are installed in all of the major gaming jurisdictions in the United States and in numerous foreign jurisdictions. We market our gaming machines in two principal ways. First, we sell our gaming machines and conversion kits to casinos and other gaming machine operators. Second, we lease our gaming machines to casinos and other gaming machine operators for lease payment as based upon a percentage of the net win of the gaming machines or based upon fixed daily fees. The percentage of net win arrangement allows us to share in the earnings of these gaming machines, and both types of lease arrangements permit us to generate a recurring revenue stream. When we refer to "participation games," we mean both or either of these kinds of lease arrangements. Our revenues increased to $263.8 million in fiscal 2001 from $217.6 million in fiscal 2000 and $126.5 million in fiscal 1999.

     In 1997, we introduced Reel 'Em In, our first single-themed, multi-coin, multi-line video gaming machine that incorporates a secondary bonus game. Secondary bonusing creates a "game-within-a-game" that rewards players by offering them a chance to advance from the primary game to a secondary game. The secondary game also gives the players additional payoff opportunities and allows them to interact with the game by choosing from various entertaining options in the bonus round. The success of Reel 'em In led to our introduction of a series of video gaming machines based on this design, each featuring a unique and entertaining theme. See "Products" below. The multi-coin, multi-line and secondary bonus features and our highly entertaining themes are designed to attract new players, encourage repeat play and increase the average wager per play.

     In fiscal 1999, we introduced the first of our participation games: a series of four MONOPOLY themed gaming machines. We are the exclusive licensee of the widely-recognized MONOPOLY trademark for use on casino-style gaming machines. These initial MONOPOLY themes were named the "Most Innovative Gaming Product for 1999" at the American Gaming, Lodging and Leisure Summit. Since then, we have continued to introduce additional MONOPOLY themed gaming machines. The MONOPOLY themed gaming machines were named the "Best Video Slot" of 2001 by more than 7,000 readers of Casino Player magazine, and "Best New Slot" of 2000 in last year's annual survey of Casino Player readers. See "Products" below. Since their introduction, these machines have typically generated average daily revenue in excess of the average daily revenue of the casinos' other gaming machines. As a result of their superior earnings, we have been able to offer the MONOPOLY themed gaming machines to casino operators exclusively as a participation game product.

     In the first quarter of fiscal 2001, we introduced Puzzle Pays, a second series of participation games, based on popular licensed puzzle game themes. The first game in the Puzzle Pays series is JUMBLE, based on the popular scrambled word game appearing in newspapers nationwide. We began to install this game in casinos in September 2000. We also introduced two additional Puzzle Pays gaming machines, Bee Bucks, the sequel to JUMBLE, and SCRABBLE in June 2001.

     In fiscal 2002, we expect to launch eight new participation games: two versions of MONOPOLY, one in Fall 2001 and another in Spring 2002: two versions of HOLLYWOOD SQUARES, one in Winter 2001 and one in Spring 2002; PICTIONARY, the fourth theme of our Puzzle Pays game series based on the popular board game, in Fall 2001; and SURVIVOR, in Winter 2001, based on the popular television show. This will be our first game commercialized in association with International Game Technology ("IGT") which will place these games on its wide-area progressive system. We also expect to introduce PAC-MAN and a new version of SCRABBLE in Spring 2002. With this increased rate of game introductions and expected growth in the installed base of participation games, we expect that participation revenue will represent an even greater percentage of our overall revenue mix and earnings in the future.

     In March 2000, the State of California approved a constitutional amendment that permitted Native American gaming within the state. We shipped over 5,000 games to California in fiscal 2001 and are currently the second largest game supplier in the State.

                               INDUSTRY OVERVIEW

     Casino operators continuously focus on increasing revenue growth at their existing casinos. The importance of slot revenue to the casino operators' profitability has created significant demand for gaming machines that have the ability to generate superior earnings per machine. As a result, the pace of innovation in gaming machine design has accelerated, and gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value of gaming machines. We believe that the two most significant developments in gaming machine design have been the development of video gaming machines that simulate mechanical reel spinning slot machines and the introduction of gaming machines with secondary bonus rounds:

     - Video gaming machines that simulate a mechanical reel spinning slot machine on a video screen are predominantly multi-coin, multi-line gaming machines that offer multiple distinct paylines and allow up to 200 or more coins to be wagered on a single play. This tends to increase the average wager per play. We believe that multi-coin, multi-line gaming machines are currently one of the fastest growing segments on the casino floor.

     - Secondary bonusing, or the game-within-a-game concept, allows a player to advance beyond the primary round into a bonus round if the player obtains a specified result in the primary round. The bonus round is designed to create significant player appeal by giving the player various unique interactive options and a sense of investment in the game. This encourages the player to continue to play the machine in an effort to achieve the bonus round. In addition, the bonus round gives game designers an opportunity to incorporate additional entertaining content into the gaming machines.

We expect continued demand for multi-coin, multi-line video gaming machines and other gaming machines that offer the player secondary bonus rounds and other enhanced entertainment features, which we believe will result in higher revenue and net win per machine for casinos.

     Some of the gaming machines with secondary bonusing features and entertaining themes generate significantly more revenues per day than the older gaming machines on the casino floors. This has led to another industry trend: gaming machine manufacturers have been able to lease some of the highest-earning machines to casino operators on a revenue participation basis or, in jurisdictions where this is not permitted, for a fixed daily lease fee. This allows gaming machine manufacturers to share in the superior earnings of these games and to generate a recurring revenue stream for themselves. We expect the installed base of participation games to continue to increase.

     Another industry trend that has been employed by some manufacturers is a revenue-sharing model with casino operators called a wide-area progressive system. A wide-area progressive system enables gaming machines in multiple locations within a gaming jurisdiction to contribute to and compete for large system-wide progressive jackpots.

     VLTs include both video and mechanical reel spinning gaming machines. VLTs are purchased, leased or operated on a revenue-participation basis to raise revenue for the jurisdictions where they are placed. Most VLTs are linked to a central computer for accounting and security purposes and are monitored by the state lotteries or other government authorities. Unlike gaming machines designed for the casino market, most VLTs are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants.

                               BUSINESS STRATEGY

     We intend to increase our market penetration in the major North American and international gaming jurisdictions. We also plan to expand distribution to new gaming jurisdictions and international markets. We seek to increase our market share and profitability by offering an expanding portfolio of entertaining gaming machines with higher earning potential. This strategy includes the following elements:

     - Leverage our strength in developing gaming machines with enhanced entertainment value: For over half a century, we have been designing successful amusement games with creative and compelling content and the latest technology. We believe that this experience allows us to create gaming machines that offer significantly greater entertainment value than traditional mechanical reel spinning gaming machines. Our development teams combine the talents of about 190 engineers, designers, artists and musicians. We are renovating our Chicago facility to create a state-of-the-art design and technology campus for our product development staff and expect to complete renovations during the March 2002 quarter.

     - Maximize the potential of our participation games and exclusive licenses for use of well-known themes on gaming machines: As the exclusive licensee of the MONOPOLY name for use with gaming machines, we have converted a popular trademark into a successful line of superior-earning gaming machines. The success of these MONOPOLY themed gaming machines has allowed us to lease them to, or earn a percentage of their net win from, casino operators, generating a recurring revenue stream for us. In Fall 2000, we introduced the first theme of the Puzzle Pays series, the second series of gaming machines that we offer only on a participation basis in North America. To date, we have launched a total of three Puzzle Pays themes, including the well-known theme brand, SCRABBLE. We expect to introduce additional game themes to both the MONOPOLY and Puzzle Pays series during fiscal 2002, as well as introduce additional branded participation game themes such as HOLLYWOOD SQUARES, SURVIVOR and PAC-MAN.

     - Expand our current product line to include participation games on a wide-area progressive system: In April 2001, we entered an agreement with IGT, the market leader in wide-area progressive systems, for distributing a SURVIVOR-brand game on their wide-area progressive platform. We expect to launch this product in the March 2002 quarter subject to gaming regulatory approvals. In July 2001, we acquired Big Foot Software Research and Development, a company with extensive experience in developing wide-area progressive system technology. We expect to be able to offer our own wide-area progressive system in fiscal 2003, subject to regulatory approval.

     - Focus on the multi-coin, multi-line video gaming machine market: We believe that the growth of the multi-coin, multi-line video gaming machine market will continue because it offers a more interactive entertainment experience and because casino managers wish to increase the diversity of the gaming machines on their slot floors. Our portfolio of multi-coin, multi-line video gaming machines has established us as a leading supplier of this type of video gaming machine. We expect to introduce a growing number of themes for these machines in the future.

     - Pursue expansion into international markets: We have continued our efforts to obtain regulatory licenses to market our games in foreign markets, and we are now authorized to conduct business in 10 Canadian provinces and 38 other foreign jurisdictions. We began direct sales of our gaming machines outside of North America for the first time in fiscal 2001, through our subsidiary in Barcelona, Spain, and we recently opened a sales office in Johannesburg, South Africa to compete in the South African casino and newly authorized low-payout machine markets. In addition, we have obtained the first approvals for some of our games in Australia. The Australian market represents a large international market for us. Its gaming market is largely video, which is our area of strength in game design.

                                    PRODUCTS

     We have established a line of video and mechanical reel spinning gaming machines and VLTs incorporating highly-entertaining themes and certain innovative gaming features. Our gaming machines' technological features include multiple linked video monitors and touch-screen video displays for video gaming machines, advanced graphics, dotmatrix animation ("Dotmation") displays for mechanical reel spinning slot machines, and our digital compression DCS Sound System ("DCS") music, voice-overs and sound effects. Engaging and humorous themes and a high degree of player interactivity are incorporated into each of our games, particularly in the secondary bonus round. We believe that by designing gaming machines that are fun and interesting to play and incorporating the latest gaming technologies, we supply gaming machines with superior player appeal.

     Our gaming machines integrate a secondary bonus round to accompany the traditional gaming machine to create a game-within-a-game for more exciting and interactive play. If players achieve various milestones in the primary round, they move on to play a secondary round for additional bonuses. The secondary round gives the player a sense of investment in the game. The player is encouraged to continue wagering in the hope of entering the bonus round. The player can win in both the primary round and the secondary round. In our secondary rounds, the player has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters that will be used to obtain or reveal the bonus. Amusing or familiar graphical and musical themes add to the player appeal of our gaming machines.

     We market our gaming machines in two ways, participation and sale:

PARTICIPATION GAMES

     MONOPOLY themed participation games. In fiscal 1999, we introduced the first four MONOPOLY themed gaming machines in Las Vegas under an exclusive license from Hasbro. These games and the successor games have earned numerous industry accolades. The MONOPOLY themed gaming machines were named the "Best Video Slot" of 2001 by more than 7,000 readers of Casino Player magazine, "Best New Slot" of 2000 by the readers of Casino Player magazine in last year's annual survey of Casino Player readers, and the "Most Innovative Gaming Product for 1999" at the American Gaming, Lodging and Leisure Summit in 1999. By June 30, 2001, we introduced the eighth MONOPOLY theme, Money Grab, and intend to introduce two new MONOPOLY games per year to keep the brand fresh and entertaining. Our game designers use secondary bonus rounds in combination with the actual elements of the MONOPOLY board game to create the highly entertaining games. These elements include Mr. MONOPOLY, Chance, Community Chest and the distinctive game board and tokens, with a big band theme song. Some of these games are multi-coin, mutli-line video games, and some are mechanical reel spinning gaming machines.

     Puzzle Pays participation games. In the first quarter of fiscal 2001, we introduced a second series of participation games entitled Puzzle Pays. Each gaming machine in the series is based on a popular licensed puzzle game theme. The first of these games, JUMBLE, was introduced in casinos in September 2000. We also introduced two additional Puzzle Pays gaming machines, Bee Bucks, the sequel to JUMBLE, and SCRABBLE, based on the popular board game, in June 2001. We expect to introduce our fourth licensed game theme for the Puzzle Pays series, PICTIONARY, in the December 2001 quarter.

     In fiscal 2002, we expect to launch eight new participation games: two versions of MONOPOLY, one in Fall 2001 and another in Spring 2002; two versions of HOLLYWOOD SQUARES, one in Winter 2001 and one in Spring 2002; PICTIONARY, the fourth theme of our Puzzle Pays game series, based on the popular board game, in Fall 2001; our first wide-area progressive game, SURVIVOR, in Winter 2001; and PAC-MAN and a new version of SCRABBLE in Spring 2002. With this increased rate of game introductions and the expected growth in the installed base of participation games, we expect that participation revenue will represent an even greater percentage of our overall revenue mix and earnings in fiscal 2002.

GAMES FOR SALE

     We offer the following product lines for sale:

     - Multi-coin, multi-line video gaming machines. Our line of multi-coin, multi-line, themed gaming machines combines advanced graphics, DCS sound effects and music, and secondary bonus rounds. In the primary round, the video screen of these gaming machines simulates traditional mechanical reel spinning slot machines. Depending on the machine, the player can wager up to 200 coins per play.

     - Mechanical reel spinning slot machines. These mechanical reel spinning slot machines feature secondary bonusing through the use of our Dotmation feature and also include DCS sound.

NEW GAMES OFFERED FOR SALE

     During fiscal 2001 and 2000, we released the following new games for sale in Nevada:

    2001                                         2000
    ----                                         ----
    Jackpot Party 9-Line                         Winning Bid
    Cash Crop                                    Who Dunnit
    Yukon Gold                                   Reel 'Em In! Cast for Cash
    Money Groove                                 Perfect Game
    Big Tippers 20-Line                          Money to Burn
                                                 Swingin' In the Green
                                                 Wild Streak
                                                 Off the Charts

     In fiscal 2002, we expect to launch 12 new base sale games.

     Over the last three years, our sales of gaming machines, primarily video gaming machines, have grown from 13,582 units in fiscal 1999 to 17,789 units in fiscal 2000 to 19,070 units in fiscal 2001. Almost all of our sales have been in the United States and Canada. In fiscal 2001, we began to focus on selling gaming machines to other parts of the world.

     In June 2001, we announced the first installations of our Jackpot Party games in Australia. These games are manufactured by Stargames Corporation Pty. Ltd. using their PC3 hardware platform under our agreement with them. We have also received approval from the Australian testing authorities for other games, including the first version of MONOPOLY themed games. We estimate that the Australian gaming device market totals just under 200,000 gaming machines, making it the largest gaming market outside of the United States.

     In addition, we have translated our most popular domestic game themes into Spanish, Portuguese, French and Italian. These games are:

     Reel 'Em In! Cast for Cash
     Winning Bid
     Instant Winner
     Jackpot Party
     Filthy Rich
     Reel 'Em In

     Video Lottery Terminals. Our VLTs include both video and mechanical reel spinning gaming machines. They feature advanced graphics and DCS sound effects and music and incorporate many of the same features as our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by governmental agencies. Our VLTs are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants.

     Parts Sales and Game Conversions. In addition to our product line of gaming machines, we also offer sales of replacement parts and game theme conversions of our gaming machines. We expect that our revenues from these sources will increase in the future as our installed base of gaming machines sold has expanded.

                    DESIGN, RESEARCH AND PRODUCT DEVELOPMENT

     In designing our gaming machines, our designers, engineers and artists build upon the more than 50 years of experience that WMS and our predecessors have in designing and developing fun, humorous and exciting games. We are continually developing new games in order to broaden our product line, introduce new technologies and enhance player appeal. Our gaming machines are usually designed by our internal gaming design teams. In some cases, we may outsource certain testing and graphic design functions to independent designers under contract to us. Gaming machines must be approved and may be tested by certain regulatory authorities before being marketed in a particular gaming jurisdiction. The game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams.

     We are renovating our existing Chicago research and design facilities to create a state-of-the-art technology campus. We expect to complete renovations during the March 2002 quarter. As of September 1, 2001, we employed about 190 persons in our design, research and development teams. During the fiscal years ended June 30, 2001, 2000 and 1999, we spent approximately $17.8 million, $11.7 million and $8.7 million, respectively, on design, research and product development with respect to gaming machines.

     Some of our gaming machines are based on popular intellectual properties licensed from third parties, such as Hasbro and Tribune Media Services. Typically, WMS is obligated to make minimum guaranteed royalty payments over the term of the license and to advance payment against those guarantees. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other non-slot-machine related products.

                              SALES AND MARKETING

     We are authorized to sell or lease our gaming machines to casinos in 157 North American jurisdictions and in 38 other gaming jurisdictions. Generally, we sell our gaming machines directly, rather than through the use of distributors, in order to maximize customer service and to enhance profitability. In some instances, our gaming machines are installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the customers. In addition, we offer our gaming machines under percentage of the net win leases or fixed daily rental leases. We sell or lease VLTs, depending on the jurisdictions where they are placed.

     We sell and lease our gaming machines through 24 salespeople in offices in several United States locations, and seven salespeople in our four international offices: three in a sales office in Spain, one in a sales office in Australia, two in a sales office in South Africa, and one in Canada. Our salespeople earn a salary and commissions based on sales volume and participation placements. Our gaming machines are marketed through trade shows, promotional videotapes, our website and advertising in trade journals.

     Export sales and leases of our products were approximately $21.6 million, or 8.2% of revenues, for fiscal 2001, compared with $16.9 million, or 7.8% of revenues, for fiscal 2000, and $10.6 million, or 8.4% of revenues, for fiscal 1999. These figures do not include export sales with respect to discontinued operations. Substantially all foreign sales are made in United States dollars. Revenue contributions from leases of our products were primarily limited to North America.

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

     In addition, successful competition in this market is also based upon:

     - earnings performance of the games;

     - engineering innovation and reliability;

     - mechanical reliability;

     - brand recognition;

     - marketing support; and

     - price or lease terms.

     We estimate that over 25 companies in the world manufacture gaming machines and VLTs. Our competitors vary in size from very small companies with limited resources to a few large corporations with greater financial, marketing and product development resources than ours. The larger competitors have an advantage in being able to spend large amounts to develop new technologies and features that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers wide-area progressive, security, centralized player tracking and accounting systems which allow casino operators to accumulate accounting and performance data about the operation of gaming devices. We do not currently offer these systems. In the video and mechanical reel spinning gaming machine market, we compete with market leader IGT, as well as Anchor Gaming, Alliance Gaming, Sigma Game, Atronic Casino Technology, Mikohn Gaming, ShuffleMaster, Konami and Aristocrat Technologies. In the VLT market, we compete primarily with IGT, Anchor Gaming, G-Tech Holdings and Spielo Gaming International.

                                 MANUFACTURING

     In December 2000, we completed the consolidation of our manufacturing, Chicago regional distributing, warehousing and corporate offices in Waukegan, Illinois. Combined with new manufacturing processes, this move has allowed us to achieve greater operating efficiencies. In addition, we have reduced our product lead times to 4-6 weeks, about half of the industry average.

     Manufacturing commitments are generally based on purchase orders from customers. Our manufacturing process generally consists of assembling component parts into a completed gaming machine based on these purchase orders. In some cases, however, component parts are purchased and assembled into finished goods which are inventoried in order to be able to quickly fulfill customer orders. We generally warrant our gaming machines sold in the U.S. for a period of 90 days.

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

     With respect to games subject to participation or lease arrangements, at June 30, 2001, we had a backlog of 557 games ordered, and at June 30, 2000, we had a backlog of about 550 games ordered. We believe that it is not meaningful to compare backlog sales orders at the end of fiscal years since the amount of backlog sales orders varies during the on-going production period for certain models of gaming machines. The popularity of the game can extend over a period of years.

              PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each gaming machine may embody a number of separately-protected intellectual property rights, including trademarks, copyrights and patents. We generally seek to obtain trademark protection for the names or symbols under which we market and license our products and to obtain copyright and patent protection of our proprietary software and other game innovations. We also rely on trade secrets and proprietary know-how. See "Risk Factors -- We rely on our intellectual property and proprietary rights." In addition, some of our most popular gaming machines are based on trademarks and other intellectual properties licensed from third parties. See "Risk Factors -- Our growth may depend in part upon our ability to obtain licenses to use intellectual properties and licensors' approvals of new products on a timely basis."

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

     We have obtained the required licenses or are otherwise authorized to manufacture and sell our products to customers in domestic gaming jurisdictions in 24 states and the Commonwealth of Puerto Rico as well as 124 Native American tribal jurisdictions, including those tribes located in the State of California.

     In March 2000, the State of California approved a constitutional amendment that permitted Native American gaming within the state. Approximately 60 Native American tribes in California have developed or expressed their intention to develop a casino operation. We are required to be licensed separately by each tribal gaming commission. Since the initial approval of tribal/state compacts in May 2000, we have been licensed by 34 Native American tribes in California.

     We have also obtained the required licenses or are otherwise authorized to manufacture and sell our products in the following additional gaming jurisdictions: ten Canadian provinces; Argentina; Aruba; Victoria and New South Wales in Australia; the Bahamas; Catalonia, Spain; Chile; Colombia; the Dominican Republic; Ecuador; Estonia; France; Greece; Italy; Latvia; Malaysia; Peru; Philippines; Portugal; Russia; the Slovak Republic; Slovenia; Guateng and Western Cape provinces in South Africa; Sweden; Uruguay and Venezuela. We also have pending applications in the provinces of Eastern Cape, Western Cape, KwaZulu Natal and Free State in South Africa.

     To date, we have never been denied any necessary governmental registrations, licenses, permits, findings of suitability or approvals. In addition, we believe that all registrations, licenses, permits, findings of suitability or approvals currently required have been applied for or obtained. We cannot assure you that the required licenses, permits, approvals or findings of suitability will be given or renewed in the future or will not be revoked or suspended.

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

     Our subsidiaries that manufacture and distribute gaming devices or operate a slot machine route, or which hold stock of a subsidiary which does so (a "Gaming Subsidiary"), are required to be licensed or registered by the Nevada Gaming Authorities. The licenses require periodic payments of fees and taxes and are not transferable. We are registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation"), and so we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information which the Nevada Gaming Authorities may require. We have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (collectively, "Licenses") required to engage in slot route operations, and the manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada. We cannot assure you that these Licenses will not be revoked, suspended, limited or conditioned by the Nevada Gaming Authorities.

     All gaming devices that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Gaming Authorities before sales, distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming machine meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment (as defined in the Nevada Act) must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

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

     We are required to submit detailed financial and operating reports to the Nevada Board. Substantially all material loans, leases, sales of securities and similar financing transactions by our Gaming Subsidiaries must be reported to, and approved by, the Nevada Board.

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

     Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of a Registered Corporation beyond that period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, we: (1) pay that unsuitable person any dividend or interest upon our voting securities; (2) allow that person to exercise, directly or indirectly, any voting rights conferred through securities held by that person; (3) pay remuneration in any form to that person for services rendered or otherwise; or (4) fail to pursue all lawful efforts to require the unsuitable person to relinquish voting securities including, if necessary, the immediate repurchase of the voting securities for cash at fair market value. See also "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Voting Proxy Agreement".

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

     License fees and taxes computed in various ways depending on the type of gaming or activity involved are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either quarterly or annually. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer, distributor and operator of a slot machine route. In addition, Nevada law further requires that persons providing gaming machines to casino customers on a revenue participation basis pay their "full proportionate share" of the license fees and taxes imposed on gaming revenues generated by these participation gaming machines.

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

RECENT NEVADA LEGISLATION

     In May 2001, legislation approving internet gaming within the State of Nevada was adopted. After a determination by the Nevada Board of, among other things, the legality of internet gaming, the Nevada Board will provide regulatory oversight over internet gaming. The Nevada Board has not promulgated any regulations relating to internet gaming. We have not taken any steps to develop any internet gaming product, but we will continue to monitor the developments of internet gaming in Nevada and elsewhere to evaluate its potential as a market for expansion.

     Additionally, in January 2000, the Nevada Commission adopted amendments to its regulations to establish standards and procedures for the approval of gaming device themes. The regulations enable a gaming manufacturer to seek a determination from the Nevada Board regarding a particular game theme that the theme, among other things, is not primarily marketed toward minors, and therefore suitable for approval within the State of Nevada. The purpose of the amendments is to reduce the attractiveness of gaming devices to minors. WMS intends, when appropriate, to continue to seek all applicable approvals for its game themes for use in the State of Nevada.

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

REGULATION IN FOREIGN JURISDICTIONS

     Many foreign countries permit the importation, sale and/or operation of gaming equipment. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Some jurisdictions in which we operate require the licensing of gaming machines, gaming machine operators and manufacturers. In addition, each foreign jurisdiction may have specific gaming machine requirements that differ from our traditional domestic gaming machines with respect to payout features and hardware and software related to currency and denomination. We and our gaming machines have been properly licensed and approved or have applied for licensure and approval in all jurisdictions where our operations require licensure and approval.

                                  SEASONALITY

     Sales of gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when a gaming machine that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction.

                                   EMPLOYEES

     At September 15, 2001, we employed approximately 800 persons. Approximately 190 of those employees were represented by the International Brotherhood of Electrical Workers (the "IBEW"). We have a collective bargaining agreement with the IBEW related to our Waukegan, Illinois manufacturing facility, which expires on June 30, 2003. We believe that our relations with our employees are satisfactory.

                                RIGHTS AGREEMENT

     We adopted a rights plan under the Rights Agreement, dated as of March 5, 1998, between us and The Bank of New York, as rights agent. The Rights Agreement provides that one preferred stock purchase right attaches to each share of our common stock. The rights will expire at the close of business on April 6, 2007, unless we previously redeem them for nominal consideration prior to exercisability. The rights become exercisable if a person or group announces a tender or exchange offer without the consent of our Board of Directors, which, if consummated, would result in that person or group beneficially owning 15% or more of our common stock. Each right, other than rights owned by the person acquiring 15% or more, would then entitle the holder to purchase a number of shares of our common stock having a market value of twice the exercise price.

                                  RISK FACTORS

     Some of the risks and uncertainties that may cause our operating results to vary from anticipated results or that may adversely affect our operating results are as follows:

THE GAMING INDUSTRY IS SENSITIVE TO DECLINES IN THE PUBLIC ACCEPTANCE OF GAMING.

     The gaming industry can be affected by public opinion of gaming. In the event that there is a decline in public acceptance of gaming, this may affect our ability to do business in some markets, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through legislative and regulatory changes in existing gaming markets which may adversely affect our ability to continue to sell and lease our games in those jurisdictions. We cannot assure you that public opinion will continue to support legalized gaming.

OUR GAMING MACHINE BUSINESS IS HEAVILY REGULATED, AND WE DEPEND ON OUR ABILITY TO OBTAIN AND MAINTAIN REGULATORY APPROVALS.

     The manufacture and distribution of gaming machines is subject to extensive federal, state, local and foreign regulations and taxes, and the governments of the various gaming jurisdictions amend these regulations from time to time. Virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for manufacturers and distributors of gaming machines and for their officers, directors, major stockholders and key personnel. The gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us and any stockholder to determine whether the individual or stockholder is acceptable to those gaming authorities. Each of our gaming machines must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game will be approved in any jurisdiction. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. The revocation or denial of a license in a particular jurisdiction could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

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

WE DEPEND ON INTRODUCING NEW GAMING MACHINES THAT ACHIEVE AND MAINTAIN MARKET ACCEPTANCE.

     Our success depends on developing and successfully marketing new gaming machines with strong and sustained player appeal. A new machine will be accepted by casino operators only if we can show that the machine is likely to produce more revenues to the operator than other machines. Gaming machines can be installed in casinos on a trial basis, and, only after a successful trial period, are the machines purchased by the casinos. If a new product does not achieve significant market acceptance, we may not recover our development and promotion costs. We cannot assure you that the new products that we introduce will achieve any significant degree of market acceptance or that the acceptance will be sustained for any meaningful period.

OUR PROFITABILITY DEPENDS HEAVILY ON RECURRING REVENUE PARTICIPATION GAMES.

     Approximately $90.2 million, or 34.2%, of our gaming revenues in fiscal 2001, $67.6 million, or 31.1%, of our gaming revenues in fiscal 2000 and $24.1 million, or 19.0%, of gaming revenues in fiscal 1999 were derived from participation games, while the rest of our revenues resulted from gaming machine and parts sales. In addition, in fiscal 2001 our margins on participation games were 85.8%, while our margins on machine sales were 44.7%. Therefore, our level of revenue from participation games has a significant effect on our profitability. Gaming machines under recurring revenue arrangements are replaced by the casinos if they do not meet and sustain high revenue and net win expectations. Therefore, these machines are particularly susceptible to pressure from competitors, declining popularity and changes in economic conditions and are at risk of replacement by the casinos, ending the recurring revenues from these machines. We cannot assure you that our gaming machines will continue to meet the casinos' revenue requirements. In addition, in the past, casinos in certain jurisdictions have sought and may continue to seek legislation prohibiting or restricting participation and lease arrangements. We cannot assure you that the various gaming jurisdictions will continue to permit recurring revenue arrangements.

THE GAMING MACHINE MARKET IS INTENSELY COMPETITIVE, AND SOME OF OUR COMPETITORS HAVE ADVANTAGES OVER US.

     The gaming machine business is intensely competitive and is characterized by the rapid development of new technologies and the continuous introduction of new products. We must continually adapt our products to incorporate state-of-the-art technology. We cannot assure you that we will be able to develop products using these emerging technologies. In addition, our competitors are constantly introducing new products to the market. We cannot assure you that we will be able to introduce new products into the market at a rate which is comparable to our competitors or that we will be able to maintain our current schedule of planned introductions.

     Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in retaining the most space and best placement. These competitors may also have the advantage of being able to convert their installed machines to newer models in order to maintain their share of casino floor space. In addition, some of our competitors have developed and sell or otherwise provide to customers wide-area progressive, centralized player tracking and accounting systems which allow operators to accumulate accounting and performance data about the operation of gaming devices. We do not currently offer these systems.

SOFTWARE ANOMALIES AND MANIPULATION OF OUR MACHINES AND SOFTWARE MAY COST US MONEY, BURDEN OUR ENGINEERING AND MARKETING RESOURCES, INVOLVE US IN LITIGATION AND ADVERSELY AFFECT OUR GAMING LICENSES.

     Our success may depend on our ability to avoid and correct anomalies and fraudulent manipulation of our gaming machines and associated software. Gaming machines which are susceptible to such anomalies and manipulation are replaced by the casinos if they do not perform according to expectations, such as paying false jackpots. In the event of problems with our machines and software, substantial engineering and marketing resources may be diverted from other projects to correct those problems and may delay our other projects. Our games are generally subject to rigorous testing, both internally and by various gaming jurisdictions, and we have recently begun enlisting the services of an independent testing lab to further test our games. However, we cannot assure you that we will be able to build and maintain software-based gaming devices that are free from such anomalies or manipulations. Despite various levels of software testing, our software-based gaming machines have in the past and could in the future be susceptible to software anomalies and manipulation after the gaming software has been widely distributed.

     In addition, the occurrence of anomalies or fraudulent manipulation of our machines and gaming software may give rise to claims for lost revenues and related litigation, and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of a gaming license. We cannot assure you that, in the event that such anomalies or manipulations occur in our machines and software, any gaming authorities will not subject us to disciplinary action. See also "Risk Factors -- Our gaming machine business is heavily regulated, and we depend on our ability to obtain and maintain regulatory approvals."

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

OUR GROWTH MAY DEPEND IN PART UPON OUR ABILITY TO OBTAIN AND RETAIN LICENSES TO USE INTELLECTUAL PROPERTIES AND LICENSORS' APPROVALS OF NEW PRODUCTS ON A TIMELY BASIS.

     Some of our most popular gaming machines are based on trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain and retain licenses for additional popular intellectual properties. There is competition for these licenses, and we cannot assure you that we will be successful in acquiring or retaining additional intellectual property rights with significant commercial value on acceptable terms. These intellectual properties are licensed for a fixed term. We cannot assure you that we will be able to renew the intellectual properties which we currently license. In the event that we cannot renew these existing licenses, we may be required to discontinue certain participation games bearing such licensed marks.

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

WE FACE RISKS ASSOCIATED WITH DOING BUSINESS IN INTERNATIONAL MARKETS.

     We are currently seeking to grow through increasing our presence in international markets. Potential political and economic instability in international markets may adversely affect our ability to enter into or continue to do business in these markets. Unstable governments and changes in current legislation may affect the gaming market with respect to gaming regulation, taxation, and the legality of gaming in some markets. In addition, fluctuations in foreign exchange rates, tariffs and other barriers may further impede our success in international markets. We cannot assure you that these international markets will remain politically and economically stable enough to continue as a potential source of sales and profit to us.

WE DEPEND ON OUR KEY PERSONNEL.

     Our success depends to a significant extent upon the performance of senior management and on our ability to continue to attract, motivate and retain highly qualified gaming machine developers. Competition for highly skilled employees with technical, management, marketing, sales, product design and development and other specialized training and appropriate gaming licenses is intense. We cannot assure you that we will be successful in attracting and retaining these employees. We may also experience increased costs in order to attract and retain skilled employees.

WE MAY HAVE CONFLICTS OF INTEREST WITH MIDWAY GAMES INC.

     Seven of our directors, including Louis J. Nicastro, our Chairman of the Board, are directors of Midway Games Inc. ("Midway"), our former subsidiary. Neil D. Nicastro, one of our directors and a consultant to WMS, is also the Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of Midway. Neil D. Nicastro is the son of Louis J. Nicastro. In addition, there are several contractual arrangements in effect between Midway and WMS. See "Item 13. Certain Relationships and Related Transactions."

SUMNER REDSTONE OWNS OR CONTROLS OVER 25% OF OUR COMMON STOCK AND MAY DISPOSE OF IT AT ANY TIME.

     Sumner Redstone beneficially owns 8,460,300 shares, or approximately 26.3%, of our common stock, based upon Amendment 22 to Schedule 13D, dated September 21, 2001, filed by Mr. Redstone with the SEC. Mr. Redstone could sell any or all of these shares at any time on the open market or otherwise. In addition, although Mr. Redstone has stated that he has no plans to acquire over 50% of WMS' outstanding common stock, he could change his position or could sell his stock to a person who wishes to acquire control of WMS. We cannot assure you that any such person would agree with our strategy and business goals described in this report. The sale by Mr. Redstone of a large number of shares could have an adverse effect on the market price of our common stock.

THE USE OF OUR RIGHTS PLAN OR BLANK CHECK PREFERRED STOCK WOULD INHIBIT THE ACQUISITION OF WMS OR HAVE A DILUTIVE EFFECT ON OUR STOCK.

     Rights plan. Under our rights plan, each share of our common stock has an accompanying right to purchase convertible preferred stock that permits each holder to purchase shares of our common stock at half price. The rights become exercisable if any person or entity acquires beneficial ownership of 15% or more of our common stock without approval of our Board of Directors. We can redeem the rights at $.01 per right, subject to certain conditions, at any time. The rights expire in April 2007. Our board of directors could use this agreement as an anti-takeover device to discourage, delay or prevent a change in control of WMS. The use of our rights plan may dilute our common stock.

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

THE SUBSTANTIAL NUMBER OF SHARES AVAILABLE FOR SALE IN THE FUTURE COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     We have 100 million authorized shares of common stock, of which approximately 32.2 million shares were issued and outstanding as of September 15, 2001, excluding 77,312 treasury shares. On that date, we also had outstanding options to purchase an aggregate of approximately 2.7 million shares of our common stock issuable at an average exercise price of approximately $14.07 per share. If all of our issued and outstanding stock options were exercised as of that date, approximately 34.9 million shares of our common stock would be outstanding. Our board of directors has broad discretion to issue authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. In addition, if we seek financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of our common stock. The future issuance, or even the potential issuance, of shares at a price below the then current market price may have a depressive effect on the future market price of our common stock.

OUR STOCK PRICE MAY BE VOLATILE.

     Our stock price has fluctuated between a low of $7.75 and a high of $32.64 since April 2000. We may continue to experience volatility in our stock price.

ITEM 2.  PROPERTIES.

     The following table sets forth our principal properties, principal use, approximate floor space and the annual rental and lease expiration date, where leased, at September 1, 2001.

                                                                                                LEASE
                                      PRINCIPAL             APPROXIMATE        ANNUAL         EXPIRATION
          LOCATION                       USE                SQUARE FEET       RENT ($)         DATE(1)
          --------                    ---------             -----------       --------        ----------
800 S. Northpoint Rd.            Principal Office                  236,000      Owned                   --
Waukegan, IL                     & Manufacturing
3401 N. California Avenue        Office/R&D                        129,400      Owned                   --
Chicago, IL
1385 Pama Lane                   Office/Warehouse                   40,476    320,570             08/31/05
Las Vegas, NV
2704 W. Roscoe St.               Office/R&D                         28,500      Owned                   --
Chicago, IL(2)
10 Monte Carlo Crescent          Office/Warehouse                   25,661    364,718(3)          02/28/04
Kyalami Business Park
Midrand, 1684
Gauteng, South Africa
Parque Techologico del Valles    Office/Warehouse                   24,143     37,829(4)          12/31/02
08290 Cerdanyola
Barcelona, Spain
350 Commerce Dr.                 Office/Warehouse                   16,500     82,500             09/30/06
Egg Harbor Township, NJ
2033 Swanson Ct.                 Warehouse                          15,000      5,938(5)    month-to-month
Gurnee, IL
1760 N. Corrington Ave.          Office/Warehouse                   13,340     88,044             03/31/06
Kansas City, MO
6620 Escondido Terrace           Warehouse                          13,200     85,409             03/31/02
Suite F
Las Vegas, NV
5355 Capital Court               Office/Warehouse                    9,600     64,512             07/31/05
Suite 111
Reno, NV
12450 Short Cut Rd.              Office/Warehouse                    8,250     33,600             07/31/02
Biloxi, MS
3425 Russell St.                 Office/Warehouse                    3,300     25,800             11/30/02
Detroit, MI
420 Corporate Cir, Suite C       Office/Warehouse                    1,500     18,540             01/15/02
Golden, CO
13 Sheridan Closet Milperra      Office/R&D                            800      7,693(6)          02/05/04
NSW 2214 Australia

                                                                                                LEASE
                                      PRINCIPAL             APPROXIMATE        ANNUAL         EXPIRATION
          LOCATION                       USE                SQUARE FEET       RENT ($)         DATE(1)
          --------                    ---------             -----------       --------        ----------
313 1/2 Worth Ave., #B-1         Office                                665     17,995             03/31/02
Palm Beach, FL
318 N. Carson St.                Office/R&D                            445      8,200             11/15/01
Suite 210
Carson City, NV
15723 116th Avenue               Warehouse                             300        N/A(7)    month-to-month
Edmonton, Alberta Canada
600 N. Pine Island Road          Office                  1 office in suite      9,000             12/31/02
Suite 450-405
Plantation, FL

-------------------------

(1) Under leases that contain renewal options, additional amounts may be payable for taxes, insurance, utilities and maintenance.

(2) This property is currently leased in part to Midway Amusement Games, LLC. See "Item 13. Certain Relationships and Related Transactions."

(3) 3,082,85 rand. Converted, for your convenience, at an exchange rate of .11817 on September 4, 2001.

(4) 7,104,000 pesetas. Converted, for your convenience, at an exchange rate of .005325 on September 4, 2001.

(5) Monthly rent.

(6) 14,840 Australian dollars. Converted, for your convenience, at an exchange rate of .5184 on September 4, 2001.

(7) We utilize this property rent-free with the permission of the Alberta Gaming and Liquor Commission.

     We believe that the facilities listed in the table above are adequate for our current needs. We own substantially all of the machinery, equipment, tools and dies, furnishings and fixtures used in our businesses, all of which are adequate for the purposes intended.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock, $.50 par value, is traded publicly on the New York Stock Exchange under the symbol "WMS." The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

                                                                HIGH ($)    LOW ($)
                                                                --------    -------
FISCAL YEAR ENDED JUNE 30, 2001
  First Quarter.............................................     23.38       14.38
  Second Quarter............................................     23.88       13.44
  Third Quarter.............................................     20.89       15.65
  Fourth Quarter............................................     32.64       16.63
FISCAL YEAR ENDED JUNE 30, 2000
  First Quarter.............................................     16.81       10.88
  Second Quarter............................................     13.56       10.38
  Third Quarter.............................................     16.00        9.75
  Fourth Quarter............................................     15.44        7.75

     No cash dividends were declared or paid during fiscal 2001 or 2000. The payment of future cash dividends will depend upon, among other things, our earnings, anticipated expansion and capital requirements and financial condition.

     On September 15, 2001, there were approximately 1,000 holders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                 FISCAL YEAR ENDED JUNE 30,
                               ---------------------------------------------------------------
                                 2001        2000        1999         1998            1997
                               --------    --------    --------    -----------     -----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED STATEMENT OF
  OPERATIONS DATA:
Revenues.....................  $263,772    $217,629    $126,524    $    57,281     $    33,890
                               --------    --------    --------    -----------     -----------
Operating income (loss)......    44,239      67,984      10,678        (71,250)        (76,319)
                               --------    --------    --------    -----------     -----------
Income (loss) from continuing
  operations before income
  taxes......................    49,987      71,438      14,203        (66,840)        (74,101)
                               --------    --------    --------    -----------     -----------
Provision (benefit) for
  income taxes...............    18,069      27,016       5,397        (22,891)        (29,123)
                               --------    --------    --------    -----------     -----------
Income (loss) from continuing
  operations.................    31,918(1)   44,422(2)    8,806(3)     (43,949)(4)     (44,978)(5)
Discontinued operations, net
  of applicable income taxes:
     Pinball and cabinet
       segment...............     4,409     (13,539)     (4,332)        (5,103)         (1,819)
     Contract manufacturing
       segment...............        --      (1,077)        779            228              --
     Video games segment
       Income from
       discontinued
       operations -- net.....        --          --          --         26,746          35,804
       Gain on initial public
          offering of
          subsidiary.........        --          --          --             --          47,771
     Hotel and casino
       segment...............        --          --          --             --           3,917
                               --------    --------    --------    -----------     -----------
Net income (loss)............  $ 36,327    $ 29,806    $  5,253    $   (22,078)    $    40,695
                               ========    ========    ========    ===========     ===========
Basic earnings per share of
  common stock:
  Income (loss) from
     continuing operations...  $   1.01(1) $   1.45(2) $   0.30(3) $     (1.66)(4) $     (1.85)(5)
                               --------    --------    --------    -----------     -----------
  Net income (loss)..........  $   1.15    $   0.97    $   0.18    $     (0.84)    $      1.67
                               ========    ========    ========    ===========     ===========
  Basic shares outstanding...    31,557      30,615      29,308         26,446          24,334
                               --------    --------    --------    -----------     -----------
Diluted earnings per share of
  common stock:
  Income (loss) from
     continuing operations...  $   1.00(1) $   1.42(2) $   0.30(3) $     (1.66)(4) $     (1.85)(5)
                               --------    --------    --------    -----------     -----------
  Net income (loss)..........  $   1.13    $   0.95    $   0.18    $     (0.84)    $      1.67
                               --------    --------    --------    -----------     -----------
  Diluted shares
     outstanding.............    32,050      31,322      29,511         26,446          24,334
                               --------    --------    --------    -----------     -----------

                                                       AS OF JUNE 30,
                               ---------------------------------------------------------------
                                 2001        2000        1999         1998            1997
                               --------    --------    --------    -----------     -----------
                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED BALANCE SHEET DATA
Total assets.................  $278,482    $239,030    $238,079    $   207,522     $   306,915
                               --------    --------    --------    -----------     -----------
Working capital..............   173,083     146,321     117,369         99,132          86,176
                               --------    --------    --------    -----------     -----------
Long-term debt...............        --          --          --             --          57,500
                               --------    --------    --------    -----------     -----------
Stockholders' equity.........   256,386     205,420     172,079        155,291         196,000
                               --------    --------    --------    -----------     -----------

-------------------------

(1) Income from continuing operations for fiscal 2001 includes an after-tax charge of $13.0 million, $0.40 per diluted share, related to the executive buyout agreement and an after-tax charge of $2.3 million, $0.07 per diluted share, for the costs of relocating our manufacturing and executive offices to Waukegan, Illinois during the year.

(2) Income from continuing operations for fiscal 2000 includes an after-tax reversal of an excess accrual of $9.7 million, $0.31 per diluted share, related to patent litigation, and an after-tax charge of $1.2 million, $0.04 per diluted share, from our 1998 spin-off of Midway Games Inc. related to the adjustment of compensatory stock options.

(3) Income from continuing operations for fiscal 1999 includes an after-tax charge of $1.9 million, $0.06 per diluted share, from our 1998 spin-off of Midway Games Inc. related to the adjustment of compensatory stock options.

(4) Loss from continuing operations for fiscal 1998 includes an after-tax charge of $39.9 million, $1.51 per diluted share, from our 1998 spin-off of Midway Games Inc. related to the adjustment of compensatory stock options.

(5) Loss from continuing operations for fiscal 1997 includes an after-tax charge of $37.4 million, $1.54 per diluted share, related to patent litigation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2001 SIGNIFICANT EVENTS AND TRENDS

     In August 2000, we announced the operations of our contract manufacturing segment were being discontinued. We completed the windup of this segment in the second quarter of fiscal 2001. Our consolidated financial statements reflect the contract manufacturing segment as a discontinued operation.

     The California marketplace for gaming machines opened in May 2000. During fiscal 2001, we sold over 5,000 gaming machines in California. At June 30, 2001, we had over 400 participation games installed in California.

     In August 2000, we also announced that we would convert our 129,400 square foot corporate headquarters and manufacturing facility in Chicago to a creative technology campus where we would conduct all engineering, graphic design and game development functions. Our corporate headquarters and manufacturing, Chicago regional distribution and warehousing operations were relocated to our Waukegan, Illinois facility in the December 2000 fiscal quarter. We recorded total relocation related charges of $3.7 million before taxes, or $0.07 per diluted share, during fiscal 2001. We believe the move has reduced our lead times for product delivery and has begun to improve operating efficiencies related to the production of our games.

     In September 2000, we introduced JUMBLE, the first game in our new Puzzle Pays series of participation games that will also include SCRABBLE and PICTIONARY. We launched our first SCRABBLE participation game in June 2001. We anticipate the next game in our Puzzle Pays series, PICTIONARY, will be released in the December 2001 quarter.

     In March 2001, we announced a licensing agreement whereby we secured the exclusive worldwide rights to develop, manufacture and market gaming machines based on PAC-MAN and MS. PAC-MAN. We anticipate submitting the first PAC-MAN themed game to regulatory agencies for approval in Fall 2001. We also announced a licensing agreement whereby we secured the exclusive worldwide rights to develop, manufacture and market gaming machines based on the television show HOLLYWOOD SQUARES. We submitted the HOLLYWOOD SQUARES game for regulatory approval in August 2001.

     In April 2001, we announced an agreement to develop games based on SURVIVOR, a reality-based television series, to be placed on a wide-area progressive jackpot system operated by IGT. We will design and market the games, which will be manufactured by IGT, and we have agreed to split the profits with them equally. We expect the game will be submitted for regulatory approval in the March 2002 quarter.

     In June 2001, we announced the first installations of our Jackpot Party games in Australia. These games are manufactured by Stargames Corporation Pty. Ltd. using their PC3 hardware platform under our agreement with them. We have also received approval from the Australian testing authorities for other games, including the first version of our MONOPOLY themed games. We estimate that the Australian gaming device market totals just under 200,000 gaming machines, making it the largest gaming market outside of the United States.

     Our fiscal 2001 results include a nonrecurring pre-tax charge of $20.3 million, or $0.40 per diluted share, related to an executive buyout agreement with our former Chief Executive Officer, Louis J. Nicastro. This charge is recorded as part of selling and administrative expense in our financial statements. Mr. Nicastro remains as our nonexecutive Chairman of the Board of Directors.

     Recent incidents of terrorism in the United States have caused increased security measures for domestic airline flights and reduced overall levels of business and leisure airline travel. The reduced travel will likely have an adverse effect on the casino and gaming industry. We expect reduced game play in the near term, particularly in Las Vegas casinos which may negatively impact our revenues and profitability.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that cash and cash equivalents and short-term investments of $86.5 million at June 30, 2001, along with our $50.0 million bank revolving line of credit that extends to May 1, 2002, and cash flow from operations will be adequate to fund our anticipated level of capital expenditures, cash to be invested in participation games, and increases in the levels of inventories and receivables required in the operation of our business.

     Cash provided by continuing operating activities before changes in operating assets and liabilities was $64.6 million for fiscal 2001, as compared to cash provided of $31.4 million for fiscal 2000. The increase was due to $6.5 million of increased net income, $4.2 million of greater depreciation and amortization and $5.3 million of higher tax benefits from the exercise of more common stock options in the current fiscal year, while the prior year's activities included a litigation settlement payment of $27.0 million and a non-cash reversal of excess accruals related to that litigation of $15.6 million, partially offset by deferred income taxes of $11.4 million and a non-cash loss from discontinued operations of $14.6 million.

     The changes in operating assets and liabilities resulted in $40.6 million of cash outflow for fiscal 2001, compared with a cash inflow of $3.8 million during the prior fiscal year. Cash outflow for fiscal 2001 was primarily due to an increase in inventories and other assets, together with an increase in current refundable taxes and a decrease in current liabilities due to payments of liabilities of discontinued operations from the comparable balances at June 30, 2000, partially offset by a smaller increase in accounts receivable. The increase in inventories is due to the increased overall level of business including game production to support the anticipated increase in participation game placements. The increase in other assets reflects increases in deferred tax assets, non-current notes receivable and advance royalty payments related to future game development. The cash inflow for fiscal 2000 was primarily due to a decrease in inventories from the comparable balances at June 30, 1999, and income taxes refundable due to the litigation settlement. We have not experienced significant bad debt expense in any of the periods discussed.

     Cash used by investing activities was $37.7 million for fiscal 2001, compared with cash used of $72.7 million for fiscal 2000. Cash used for the purchase of property, plant and equipment for fiscal 2001 was $8.1 million, compared with $3.1 million for fiscal 2000. This increase resulted from the improvements made to our Waukegan, Illinois headquarters and manufacturing facility and the first phases of our Chicago product development facility renovation. Cash used for additions to participation games was $18.8 million and $8.9 million for fiscal 2001 and 2000, respectively. The increase in fiscal 2001 resulted from an increase of 1,901 participation games from June 30, 2000 to June 30, 2001 compared to 1,241 units from June 30, 1999 to June 30, 2000 coupled with higher component costs for the latest participation games. Net cash of $10.7 million was used for the purchase of short-term investments for fiscal 2001, compared to $60.8 million in fiscal 2000.

     Cash provided by financing activities, which was from the exercise of common stock options, was $7.4 million for fiscal 2001 compared with $1.6 million for the prior fiscal year due to a greater number of option exercises.

     For fiscal 2001, the discontinued pinball and cabinet segment provided $2.8 million of cash, and the discontinued contract manufacturing segment used $1.4 million of cash. The cash provided by the pinball and cabinet segment reflects refundable income taxes due to a tax deduction for the write-off of goodwill associated with this business. For fiscal 2000, the pinball and cabinet segment used $5.1 million of cash, and the contract manufacturing segment provided $2.2 million of cash.

RESULTS OF OPERATIONS

  Fiscal 2001 Compared with Fiscal 2000

     Consolidated revenues increased 21.2% to $263.8 million in fiscal 2001 from $217.6 million in fiscal 2000. Total revenue increased $46.1 million: $23.5 million from increased machine sales and $22.6 million from increased participation game revenue. We shipped 19,070 video and mechanical reel type gaming devices in the current fiscal year, resulting in product and parts sales of $173.6 million versus 17,789 gaming devices shipped and $150.0 million of product and parts sales in the prior fiscal year due to the continued market acceptance of new models, the impact of the opening of the California market and the launch of product sales outside of North America, partially offset by a decline in new casino openings from the prior fiscal year. In addition, the average sales price increased from $7,904 in the prior fiscal year to $8,357 in the current fiscal year primarily due to a price increase implemented in August 2000 and a change in sales mix to higher priced products.

     The increase in participation game revenue was due to an increase in the installed base of participation games to a total of 5,857 units installed at June 30, 2001, compared to 3,956 units installed at June 30, 2000. The installed base increased due to continued growth in MONOPOLY games and the introduction of our second series of participation games in fiscal 2001 with JUMBLE and SCRABBLE brand games as the first games in this series. We introduced Money Grab, the eighth version of the MONOPOLY product, in February 2001. Average net win per day per machine decreased from $47.32 in fiscal 2000 to $43.76 in the current fiscal year. This decrease resulted primarily from the higher mix of games in lower net win jurisdictions in the current fiscal year. The backlog for our participation games stood at over 550 units as of June 30, 2001.

     Consolidated gross profit in fiscal 2001 rose 28.0% to $155.0 million from $121.1 million in fiscal 2000. The gross margin percentage increased from 55.6% in fiscal 2000 to 58.8% in fiscal 2001. The increase in gross margin percentage resulted from higher gross profit margins on gaming machine sales and the impact of higher margin participation game revenues being a slightly higher portion of total revenues. The gross margin on gaming machine sales increased from 41.2% in fiscal 2000 to 44.7% in fiscal 2001 due to the increase in average sales price and the mix of products to higher margin products, including higher game conversion revenues, coupled with realizing benefits from consolidating manufacturing, warehousing and distribution operations in Waukegan, Illinois in December 2000. The gross profit margin on participation game revenues decreased slightly from 87.7% in fiscal 2000 to 85.8% in fiscal 2001 due to higher replacement part costs on fully depreciated machines still in service and the lower average net revenue per day per machine.

     Research and development expenses increased $6.2 million, or 52.8%, in the current fiscal year to $17.8 million from $11.7 million in fiscal 2000 as we continued to invest in people and technologies to develop new games, product platforms and operating systems. The increase was primarily due to higher engineering expenditures and increased headcount, and included costs to adapt our games for distribution to international markets. We anticipate higher staffing levels will allow us to increase the number of new games we introduce in the coming year. During fiscal 2001, we introduced five new games for sale and four new participation games, including SCRABBLE and the latest version of MONOPOLY, Money Grab.

     Selling and administrative expenses increased 65.7% from $42.7 million in fiscal 2000 to $70.8 million in the current fiscal year. The fiscal 2001 amount includes a $20.3 million pre-tax charge for the executive buyout agreement. Excluding this nonrecurring charge, selling and administrative expenses increased 18.3%, as we increased our cost structure to support our 21.2% revenue growth.

     Corporate relocation expenses of $3.7 million, or $0.07 per diluted share, in the current fiscal year represent costs associated with the relocation and centralization of our corporate headquarters, manufacturing, Chicago regional distribution and warehousing facilities to Waukegan, Illinois.

     Depreciation and amortization increased during the current fiscal year to $18.5 million from $14.3 million in the prior fiscal year due to the increase in the installed base of participation games. The average installed base was 4,850 units for fiscal 2001, compared to 3,414 units for fiscal 2000. The 28.9% increase in depreciation and amortization expense reflects the 42.1% increase in the average installed base of participation games partially offset by a reduction in depreciation on those participation games originally installed in fiscal 1999 that have been depreciated to net realizable value.

     Operating income was $44.2 million in the current fiscal year, compared to $68.0 million in the prior fiscal year. The financial results of the current fiscal year reflect the pre-tax charge of $20.3 million from the costs associated with the executive buyout agreement and $3.7 million of costs associated with our relocation to Waukegan, Illinois, while the financial results for fiscal 2000 include a $15.6 million gain from reversal of an excess accrual due to settlement of patent litigation. Excluding these items, operating income increased 30.2% from $52.4 million in fiscal 2000 to $68.1 million in fiscal 2001 as revenue and gross margin increases were partially offset by higher research and development, selling and administrative and depreciation and amortization expenses.

     The provision for income taxes on continuing operations decreased to $18.1 million in the current fiscal year from $27.0 million in the prior fiscal year. The decrease was due to lower pre-tax income in the current fiscal year. The effective tax rate was 36.1% in fiscal 2001, compared to 37.8% in fiscal 2000. This lower effective rate reflects the beneficial tax treatment of foreign sourced income and dividend investment income, and higher tax credits in the current year.

     Income from continuing operations was $31.9 million, or $1.00 per diluted share, in the current fiscal year, compared to $44.4 million, or $1.42 per diluted share, in the prior fiscal year. The financial results of the current fiscal year reflect after-tax charges of $13.0 million, or $0.40 per diluted share, from the costs associated with the executive buyout agreement and $2.3 million, or $0.07 per diluted share, for costs associated with our relocation to Waukegan, Illinois, while the financial results for fiscal 2000 include a one-time after-tax gain of $9.7 million, or $0.31 per diluted share, from the reversal of the excess accrual related to the settlement of patent litigation. Excluding these items, income from continuing operations increased 36.2% from $34.7 million, or $1.11 per diluted share, in fiscal 2000 to $47.2 million, or $1.47 per diluted share, in fiscal 2001 as revenue and gross margin increases were partially offset by higher research and development, selling and administrative and depreciation and amortization expenses.

     Net income, which includes continuing operations and discontinued operations, was $36.3 million, or $1.13 per diluted share, for the current fiscal year compared to $29.8 million, or $0.95 per diluted share, for the prior fiscal year.

 Fiscal 2000 Compared with Fiscal 1999

     Consolidated revenues increased to $217.6 million, or 72.0%, in fiscal 2000 from $126.5 million in fiscal 1999. Total revenue increased $91.1 million; $47.6 million from increased machine sales and $43.5 million from increased participation game revenue. The increase in revenue from machine sales results primarily from the sale of 17,789 video and mechanical reel type gaming devices in fiscal 2000 compared to 13,582 gaming devices in fiscal 1999, due to the continued market acceptance of new models introduced. In addition, the average sales price increased from $7,232 in fiscal 1999 to $7,904 in fiscal 2000 primarily due to a price increase implemented in August 1999 and a change in product mix to sales of higher priced products.

     The increase in participation game revenue was from an increase in the installed base of MONOPOLY themed gaming devices which were introduced in fiscal 1999 and had a total of 2,715 units installed at June 30, 1999 and 3,956 units installed at June 30, 2000. Average net win per day for MONOPOLY themed machines decreased from $50.77 in fiscal 1999 to $47.32 in fiscal 2000 due to an expansion of the installed base to lower performing locations in gaming jurisdictions where we participate in the net win of the location.

     Consolidated gross profit for fiscal 2000 rose to $121.1 million, or 117.5%, from $55.7 million in fiscal 1999. The gross margin percentage increased from 44.0% in fiscal 1999 to 55.6% in fiscal 2000. The increase in gross margin resulted from higher average sales prices, a greater percentage of higher margin participation game revenues included in total revenues in the June 2000 fiscal year, the impact of higher utilization of our manufacturing facility and lower material costs.

     Research and development expenses increased during fiscal 2000 to $11.7 million from $8.7 million in fiscal 1999 as we continued to invest in enhancing our product pipeline and product platform. The increase was due to higher engineering expenditures, including costs to adapt our games for distribution to international markets. During fiscal 2000, we introduced six new games for sale and two new versions of the MONOPOLY participation games. Research and development expenses in fiscal 2000 also were incurred for a new participation game, JUMBLE, which was introduced in the first quarter of fiscal 2001. During fiscal 1999, we introduced seven new games for sale and the first four versions of the MONOPOLY participation games.

     Selling and administrative expenses increased 40.6% from $30.4 million in fiscal 1999 to $42.7 million in fiscal 2000 as we increased our cost structure to support our 72.0% revenue growth. The increase in expenses included a higher number of sales and administrative staff and expenses associated with opening our international sales office in Barcelona, Spain.

     Depreciation and amortization increased during fiscal 2000 to $14.3 million from $5.9 million in fiscal 1999 due to the increase in the installed base of MONOPOLY machines under lease. The average installed base was 3,414 units for fiscal 2000, compared to 895 units for fiscal 1999.

     Operating income was $68.0 million in fiscal 2000, compared to $10.7 million in fiscal 1999. The financial results of fiscal 2000 reflect a one-time pre-tax gain of $15.6 million from the reversal of the excess accrual due to the settlement of patent litigation. The balance of the increase was a result of higher revenues and margins, partially offset by the increases in research and development, depreciation and amortization and selling and administrative expenses.

     The provision for income taxes increased $21.6 million, to $27.0 million in fiscal 2000 from $5.4 million in fiscal 1999. The increase was due primarily to higher pre-tax income. The effective rate was 37.8% in fiscal 2000 compared to 38.0% in fiscal 1999 due to a lower effective state tax rate in fiscal 2000.

     Income from continuing operations was $44.4 million, or $1.42 per diluted share, in fiscal 2000, compared to $8.8 million, or $0.30 per diluted share, in fiscal 1999. The financial results of fiscal 2000 reflect a one-time after-tax gain of $9.7 million, or $0.31 per diluted share, from the reversal of the excess accrual due to settlement of patent litigation. The balance of the increase was a result of higher revenues and margins, partially offset by the increases in research and development, depreciation and amortization, selling and administrative expenses and income tax expense.

     Net income, which includes continuing operations and discontinued operations in fiscal 2000 and 1999, was $29.8 million, or $0.95 per diluted share, for fiscal 2000 compared to $5.3 million, or $0.18 per diluted share, for fiscal 1999. Adjustments to previously outstanding WMS stock options that subsequently vested reduced net income for fiscal 2000 and 1999 by $1.2 million and $1.9 million respectively, or $0.04 and $0.06 per diluted share, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Identification of Directors. Except as set forth below, the directors listed in the following table were elected to serve until the 2002 Annual Meeting of Stockholders and until their respective successors are duly elected and qualify. All are present directors of WMS. Neil D. Nicastro is the son of Louis J. Nicastro. Otherwise, there is no family relationship between any of our directors or executive officers.

                                                                              SHARES OF
                                                                             COMMON STOCK      PERCENTAGE
                                                                             DEEMED TO BE          OF
                                        POSITION(S) WITH         DIRECTOR    BENEFICIALLY      OUTSTANDING
                                             WMS AND                OF         OWNED AT          COMMON
DIRECTOR (AGE)                        PRINCIPAL OCCUPATION       WMS SINCE   09/15/01(1)        STOCK(2)
--------------                        --------------------       ---------   ------------      -----------
Louis J. Nicastro (73)..........  Chairman of the Board of         1974       8,464,932(3)        26.3%
                                    Directors
Norman J. Menell (69)...........  Vice Chairman of the Board of    1980          32,947(4)           *
                                    Directors
Brian R. Gamache (42)...........  Chief Executive Officer,         2001         130,000(5)           *
                                    President and Director
William C. Bartholomay (73).....  Director of WMS and President    1981          54,531(4)           *
                                    of Near North National
                                    Group
William E. McKenna (82).........  Director of WMS and General      1981         101,280(6)           *
                                    Partner, MCK Investment
                                    Company
Donna B. More (43)..............  Director of WMS and Attorney,    2000          50,000(7)           *
                                    More Law Group
Neil D. Nicastro (44)...........  Director of WMS and              1986       8,465,314(8)        26.3%
                                  President, Chief Executive
                                    Officer and Chief Operating
                                    Officer of Midway Games
                                    Inc.
Harvey Reich (72)...............  Director of WMS and Attorney     1983           3,421              *
David M. Satz, Jr. (75).........  Director of WMS and Attorney,    1998          38,500(9)           *
                                    Saiber Schlesinger Satz &
                                    Goldstein
Ira S. Sheinfeld (63)...........  Director of WMS and Attorney,    1993         143,930(10)          *
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

 (2) Based on 32,186,807 shares outstanding on September 15, 2001.

 (3) Includes 8,460,300 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. For a discussion concerning the shared voting power with respect to the 8,460,300 shares referred to above, see "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Voting Proxy Agreement".

 (4) Includes 25,000 shares underlying stock options.

 (5) Includes 125,000 shares underlying stock options.

 (6) Includes 87,955 shares underlying stock options.

 (7) Includes 50,000 shares underlying stock options.

 (8) Includes 8,460,300 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. Also includes 5,000 shares underlying stock options. See "Item 12. Security Ownership of Certain Beneficial Owners and Management -- Voting Proxy Agreement" below.

 (9) Includes 37,500 shares underlying stock options.

(10) Includes 125,728 shares underlying stock options.

     Louis J. Nicastro has served as our Chairman of the Board since our incorporation in 1974. He was our Chief Executive Officer from April 1998 until June 14, 2001 and was also President from April 1998 to April 2000. Mr. Nicastro also served as our Chief Executive Officer or Co-Chief Executive Officer from 1974 to 1996 and President (1985-1988 and 1990-1991), among other positions. Mr. Nicastro is a director of Midway, and he held executive positions for Midway from 1988 until 1996. Mr. Nicastro is Neil D. Nicastro's father.

     Norman J. Menell has been Vice Chairman of the Board since 1990 and a director since 1980. He has also served as our President (1988-1990), Chief Operating Officer (1986-1990) and Executive Vice President (1981-1988). Mr. Menell is also a director of Midway.

     Brian R. Gamache served as our President and Chief Operating Officer from April 2000 until June 14, 2001, when he was appointed Chief Executive Officer and President and joined our Board of Directors. Mr. Gamache served as President of the Luxury and Resort Division of Wyndham International from January 1998 until April 2000. He was President and Chief Operating Officer of WHG Resorts & Casinos Inc. ("WHG") from April 1997 until January 1998. From 1990 until April 1997, Mr. Gamache served in various capacities for WMS's former hotel and resort subsidiaries, rising to the position of President and Chief Operating Officer. At the time of WMS's April 1997 spinoff of WHG, Mr. Gamache left WMS to devote his full time to WHG.

     William C. Bartholomay has served as President of Near North National Group, insurance brokers in Chicago, Illinois and Chairman of the Board of the Atlanta Braves for more than five years. He has also served as Vice Chairman of Turner Broadcasting System, Inc., a division of AOL-Time Warner, Inc., for more than five years. Mr. Bartholomay was elected a director of WMS in 1981 and is Chairman of our Compensation Committee. Mr. Bartholomay is also a director of Midway.

     William E. McKenna has served as a General Partner of MCK Investment Company, Beverly Hills, California for more than five years. He also is a director of Midway and California Amplifier, Inc. Mr. McKenna has served as a director of WMS since 1981 and is the Chairman of our Audit and Ethics Committee.

     Donna B. More became a director of WMS in May 2000. She is the principal partner in the More Law Group, which she founded in June 2000. She was a partner in the law firm of Freeborn and Peters from 1994 until May 2000. Ms. More served for four years as the first Chief Legal Counsel to the Illinois Gaming Board and was formerly an Assistant U.S. Attorney for the Northern District of Illinois. She serves on the Board of Directors of Mandalay Resort Group and is a member of the Board of Trustees of the International Association of Gaming Attorneys.

     Neil D. Nicastro has been Midway's Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer for more than five years. Mr. Nicastro was also our President, Chief Executive Officer and Chief Operating Officer for more than five years before his resignation from those positions in April 1998. Mr. Nicastro became a director of WMS in 1986, and he remains a director and a consultant to us. He is Chairman of our Nominating Committee. Mr. Nicastro is Louis J. Nicastro's son.

     Harvey Reich was a member of the law firm of Robinson Brog Leinwand Greene Genovese & Gluck, P.C., New York, New York and its predecessor firms for more than five years until his retirement in July 1998. Mr. Reich was elected a director of WMS in 1983 and is Chairman of our Stock Option Committee. Mr. Reich is also a director of Midway.

     David M. Satz, Jr. has been a member of the law firm Saiber Schlesinger Satz & Goldstein, Newark, New Jersey, for more than five years. Mr. Satz is also a director of the Atlantic City Racing Association. Mr. Satz has also served as First Assistant Attorney General for the State of New Jersey and is the former

U.S. Attorney for the District of New Jersey. He serves as a Counselor to the International Association of Gaming Attorneys and had formerly served as its President and on its Board of Trustees. Mr. Satz was elected a director of WMS in 1998 and serves as Chairman of both our Compliance and Negotiating Committees.

     Ira S. Sheinfeld became a director of WMS in 1993. He has been a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York, for more than five years. Mr. Sheinfeld is also a director of Midway.

     (b) Identification of Executive Officers. The following officers will serve until the 2002 Annual Meeting of the Board of Directors and until their respective successors are duly elected and qualify.

     Brian R. Gamache, The age and principal employment of Mr. Gamache during the last five years is set forth in Item 10(a) above.

     Scott D. Schweinfurth, 47, joined us in April 2000, assuming the offices of Executive Vice President, Chief Financial Officer and Treasurer. He is a certified public accountant and was, from 1996 until March 2000, Senior Vice President, Chief Financial Officer and Treasurer of Alliance Gaming Corporation, a diversified gaming company. Mr. Schweinfurth also acted as Managing Director of Alliance's Germany-based Bally Wulff subsidiary from November 1999 to March 2000. Alliance acquired Bally Gaming International in 1996, where Mr. Schweinfurth had served as Senior Vice President, Chief Financial Officer and Treasurer since 1995. Prior to that time, he was employed by Ernst & Young for 18 years, the last six as a partner.

     Orrin J. Edidin, 40, joined us in May 1997. He served as our Vice President, Secretary and General Counsel from June 1997 until May 2000, when he became our Executive Vice President, Secretary and General Counsel from May 2000. On September 14, 2001, Mr. Edidin became our Chief Operating Officer, Executive Vice President, Secretary and General Counsel. Mr. Edidin also served as Vice President, Secretary and General Counsel of Midway from June 1997 to May 2000. He served as Associate General Counsel of Fruit of the Loom, Inc. from 1992 until May 1997. Mr. Edidin is a member of the International Association of Gaming Attorneys and the Association of Gaming Equipment Manufacturers.

     Robert R. Rogowski, 43, joined us in 1992 as Director of Internal Audit, becoming Vice President of Finance of WMS Gaming in 1996 and our Vice President of Finance and Controller in April 2000. He is a certified public accountant. From 1982 to 1991, he served in the finance department at Sara Lee.

     Seamus M. McGill, 50, joined us in August 1998 as the Vice President of Worldwide Sales of our wholly-owned subsidiary, WMS Gaming Inc. On September 14, 2001, he became the Executive Vice President of Sales and Marketing of WMS Gaming Inc. He served as Executive Vice President of Mikohn Gaming Corporation from 1995 until August 1997. Mr. McGill also served as Chief Operating Officer for Genasys II Inc. from 1993 until 1995 and as Senior Vice President, U.S. Sales and International Operations for Spectradyne, Inc. from 1989 until 1993.

     (c) Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These reporting persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based on our review of the copies of these reports and written representations from the reporting persons that no Form 5 was required, we believe that during fiscal 2001 all filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with, except that Mr. Terence C. Dunleavy, our former Vice President, Assistant General Counsel and Chief Compliance Officer, filed one late report concerning two transactions, and Mr. Rogowski filed one late report concerning one transaction.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Summary Compensation Table below sets forth the compensation earned during the fiscal years ended June 30, 2001, 2000 and 1999 by each person who served as Chief Executive Officer and our four next most highly compensated executive officers whose fiscal 2001 salary and bonus exceeded $100,000.

Messrs. Gamache and Schweinfurth joined us in April 2000. Mr. Edidin served as an employee of both WMS and Midway until May 2000, and the table sets forth the aggregate employment compensation paid to him by WMS and Midway in fiscal 2000 and 1999. Compensation that we or Midway paid to Mr. Edidin was reimbursed by the other party in amounts equal to the allocated cost under an agreement between Midway and us. We believe that Mr. Edidin devoted, during fiscal 1999 and 2000, until May 2000, 40% to 70% of his time to Midway.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM
                                                   ANNUAL COMPENSATION             COMPENSATION AWARDS
                                         ---------------------------------------   -------------------
                                                                                       SECURITIES           ALL OTHER
                                                                         OTHER         UNDERLYING         COMPENSATION
NAME AND PRINCIPAL POSITION              YEAR   SALARY($)   BONUS($)      ($)          OPTIONS(#)              ($)
---------------------------              ----   ---------   ---------   --------   -------------------   ---------------
Louis J. Nicastro......................  2001    649,025    1,023,280        --          500,000           20,000,000(2)
  Chairman of the Board and              2000    562,500    1,139,680        --               --                   --
  Chief Executive Officer(1)             1999    450,000     500,000         --               --                   --
Brian R. Gamache.......................  2001    375,000     520,000     43,737(4)       175,000                   --
  Chief Executive Officer and            2000     86,538     144,932(5)      --          250,000                   --
    President(3)
Scott D. Schweinfurth..................  2001    275,000     218,750     41,538(4)        75,000                   --
  Executive Vice President, Chief        2000     52,661      49,796(5)      --          100,000                   --
  Financial Officer and Treasurer(6)
Orrin J. Edidin........................  2001    250,000     260,000         --           75,000              238,995(7)
  Executive Vice President,              2000    217,305      75,000         --          100,000(8)           147,112(7)
  Chief Operating Officer, Secretary     1999    200,000      75,000         --           25,000(8)           105,748(7)
  and General Counsel
Robert R. Rogowski.....................  2001    160,000      70,000         --           10,000                   --
  Vice President -- Finance and          2000    124,192      48,000         --           30,000               54,502(7)
    Controller

-------------------------
 (1) Mr. Nicastro resigned from the office of Chief Executive Officer effective on June 14, 2001.

 (2) Represents amounts paid in conjunction with Mr. Nicastro's employee buyout agreement. See "Item 11. Executive Compensation -- Employment Contracts."

 (3) Mr. Gamache joined WMS on April 10, 2000 as President and Chief Operating Officer. On June 14, 2001, he became President and Chief Executive Officer.

 (4) Represents reimbursement for the payment of taxes related to relocation expenses paid during fiscal 2001.

 (5) Includes signing bonuses of $100,000 for Mr. Gamache and $25,000 for Mr. Schweinfurth.

 (6) Mr. Schweinfurth joined WMS on April 19, 2000.

 (7) Represents cash payments relating to adjustments to WMS stock options due to our 1998 spinoff of Midway. The adjustment is based on a valuation of our common stock at the average of the high and low sale prices on the NYSE on April 3, 1998, the last day of trading prior to the spinoff.

 (8) Does not include Midway stock options, all of which were granted at an exercise price equal to market value on the date of grant. In fiscal 2000, Mr. Edidin received options to purchase 65,000 shares of Midway common stock. In fiscal 1999, Mr. Edidin received options to purchase 41,304 shares of Midway common stock.

     The following table sets forth information with respect to options to purchase common stock granted in fiscal 2001 under our stock option plans to persons named in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           POTENTIAL REALIZABLE
                                INDIVIDUAL GRANTS (#)                                        VALUE AT ASSUMED
                            -----------------------------                                 ANNUAL RATES OF STOCK
                                            % OF TOTAL                                    PRICE APPRECIATION FOR
                                          OPTIONS GRANTED                                     OPTION TERM(1)
                              OPTIONS     TO EMPLOYEES IN   EXERCISE PRICE   EXPIRATION   ----------------------
NAME                        GRANTED (#)     FISCAL YEAR       ($/SHARE)         DATE        5%($)       10%($)
----                        -----------   ---------------   --------------   ----------   ---------   ----------
Louis J. Nicastro.........  500,000(2)         30.75           17.5625        08/24/10    5,525,000   13,995,000
Brian R. Gamache..........  100,000(3)          6.15            17.313        11/15/10    1,089,000    2,759,000
                             75,000(3)          4.61             22.50        05/14/11    1,061,250    2,689,500
Scott D. Schweinfurth.....   75,000(3)          4.61            17.313        11/15/10      816,750    2,069,250
Orrin J. Edidin...........   75,000(3)          4.61            17.313        11/15/10      816,750    2,069,250
Robert R. Rogowski........   10,000(4)           .62           17.5625        08/22/10      110,500      279,900

-------------------------

(1) The assumed appreciation rates are set under the rules and regulations promulgated under the Securities Exchange Act of 1934 and are not derived from the historical or projected prices of our common stock.

(2) This option was repurchased by WMS in conjunction with Mr. Nicastro's executive buyout agreement on June 14, 2001 for an amount equal to the number of option shares multiplied by spread between market price on June 14, 2001 and the exercise price. See "Item 11. Executive
    Compensation -- Employment Contracts."

(3) This option becomes exercisable for 100% of the option grant upon the first anniversary of the date of grant.

(4) This option becomes exercisable for up to 25%, 50%, 75% and 100% of the option grant upon the first, second, third and fourth anniversaries, respectively, of the date of grant.

     The following table sets forth certain information about the exercise of options to purchase our common stock during fiscal 2001 and the number and value of outstanding options owned by persons named in the Summary Compensation Table.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL-YEAR-END OPTION VALUES

                                                                     NUMBER OF
                                                                     SECURITIES
                                                                     UNDERLYING             VALUE OF
                                                                    UNEXERCISED           UNEXERCISED
                                                                      OPTIONS         IN-THE-MONEY OPTIONS
                                        SHARES                     AT 6/30/01(#)        AT 6/30/01($)(1)
                                      ACQUIRED ON      VALUE        EXERCISABLE/          EXERCISABLE/
NAME                                  EXERCISE(#)   REALIZED($)    UNEXERCISABLE         UNEXERCISABLE
----                                  -----------   -----------   ----------------   ----------------------
Louis J. Nicastro...................    500,000      5,843,750         --/      --           --/         --
Brian R. Gamache....................     75,000        887,438     25,000/ 325,000      580,813/  5,695,825
Scott D. Schweinfurth...............     25,000        348,523         --/ 150,000           --/  2,917,650
Orrin J. Edidin.....................     65,000      1,093,465         --/ 160,000           --/  3,194,975
Robert R. Rogowski..................     14,019        239,319         --/  38,400           --/    821,553

-------------------------

(1) Based on the closing price of our common stock on the NYSE on June 29, 2001, which was $32.17.

COMPENSATION OF DIRECTORS

     We pay a fee of $30,000 per year to each director who is not also an employee of WMS or our subsidiaries. Each director who is not also an employee of WMS or our subsidiaries who serves as the chairman of any committee of our Board of Directors receives a further fee of $5,000 per year for services in that capacity, and each member of our Audit and Ethics Committee receives an additional fee of $5,000 per year. David M. Satz, Jr. will receive a fee of $5,000 per year for serving as the non-employee director of some of our subsidiaries.

     Five of our stock option plans permit the issuance of shares of our common stock under non-qualified stock options which may be granted to non-employee directors of WMS, generally at not less than 100% of the fair market value of the shares on the date of grant. In fiscal 2001, no options to purchase our common stock were granted to non-employee directors.

     Directors are also entitled to participate, at our expense, in a medical reimbursement plan which is supplementary to their primary medical insurance.

STOCK OPTION PLANS

     We currently have the following seven stock option plans in effect: the 1982 Employee Stock Option Plan; the 1991 Stock Option Plan; the 1993 Stock Option Plan; the 1994 Stock Option Plan; the 1998 Non-Qualified Stock Option Plan; the 2000 Non-Qualified Stock Option Plan; and the 2000 Stock Option Plan (collectively, the "Plans"). The Plans permit us to grant options to purchase shares of our common stock. These options may be incentive stock options, which meet the requirements of Section 422 of the Internal Revenue Code, except in the case of the 1998 and 2000 Non-Qualified Plans, or they may be non-qualified options that do not meet the requirements of that section.

     The purpose of each of the Plans is to encourage our employees and our subsidiaries and, under certain of the Plans, non-employee directors, consultants and advisers, to acquire a proprietary interest in our common stock and to enable these individuals to realize benefits from an increase in the value of our common stock. We believe that this benefit provides these individuals with greater incentive and encourages their continued provision of services to us and, generally, promotes our interests and those of our stockholders.

     Under the 1982 Plan, as of September 15, 2001, no options were outstanding, and no further options were available for grant. Under the 1991 Plan, 51,218 options were outstanding, and no further options were available for grant. Under the 1993 Plan, 165,161 options were outstanding, and 1,260 further options were available for grant. Under the 1994 Plan, 282,099 options were outstanding, and no further options were available for grant. Under the 1998 Plan, 562,850 options were outstanding, and 129,550 further options were available for grant. Under the 2000 Non-Qualified Plan, 1,367,264 options were outstanding, and 346,486 further options were available for grant. Under the qualified 2000 Plan, 250,000 options were outstanding, and 750,000 further options were available for grant. The average exercise price of outstanding options, at September 15, 2001, was approximately $14.07 per share. Of the 2,678,592 options outstanding on September 15, 2001, 1,358,833 were held by our officers and directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of our Compensation Committee or Stock Option Committee is an employee or officer of WMS, and no officer, director or other person had any relationship required to be disclosed here, except that Mr. Bartholomay is President of Near North National Group, insurance brokers, which we retained to provide insurance services during the last fiscal year and propose to retain for insurance services during the current fiscal year.

EMPLOYMENT CONTRACTS

     We employ Brian R. Gamache under the terms of an Employment Agreement dated June 15, 2001. He receives salary at the rate of $550,000 per year, or a greater amount if determined by the Board of Directors. Under the agreement, Mr. Gamache is also entitled to a bonus in an amount equal to the lesser of $1 million or one percent of our pre-tax income. Mr. Gamache may participate in all benefit plans and perquisites generally available to our senior executives. Additionally, Mr. Gamache is entitled to receive any special bonuses that may be determined by the Board of Directors. Under the agreement, on August 9, 2001, Mr. Gamache was granted options to purchase 175,000 shares of our common stock. Such options have an exercise price of $19.51 and become exercisable for one-third of the grant on each anniversary of the date of grant. In addition, beginning June 30, 2002, and at the end of each fiscal year thereafter during the term of his employment, Mr. Gamache shall be entitled to receive additional grants of 100,000 options, subject to the same vesting schedule, if WMS achieves or exceeds diluted earnings per share of 1.15 times those of the previous fiscal year. The agreement expires on June 30, 2004, subject to automatic extensions so that the term of Mr. Gamache's employment shall at no time be less than three years.

     In addition, Mr. Gamache or his estate is entitled to receive death, retirement and disability benefits. In the event of Mr. Gamache's death, his designated beneficiaries will continue to receive salary payments for a period of six months after the date of death. In addition, Mr. Gamache will receive death and retirement benefits equal to one-half of Mr. Gamache's salary at the time of death or retirement, but not less than $275,000 per annum. The death or retirement benefits are payable in installments over the lesser of 10 years or the number of years Mr. Gamache is employed by WMS, beginning March 21, 2000. The employment agreement terminates upon Mr. Gamache's death. If Mr. Gamache is disabled for more than ninety consecutive days or six months in any 12-month period during the term of the agreement, and Mr. Gamache is not able to resume his duties within 30 days of notice of disability, Mr. Gamache's employment terminates, and he is entitled to receive retirement benefits under the agreement.

     We may terminate the agreement "for cause", which means:

     - conviction of a felony or any other crime involving fraud, larceny or dishonesty;

     - failure to follow a reasonable direction of our Board of Directors;

     - commission of any dishonest, willful or grossly negligent act, which may adversely affect us or our business relationships; and

     - failure or refusal to provide accurate information to and cooperate with any governmental agencies regulating our business.

     The employment agreement may be terminated at the election of Mr. Gamache, upon the occurrence without his prior written consent of any one or more of the following events:

     - the material breach by WMS of any material provision of the agreement, after Mr. Gamache has provided us with notice thereof and a reasonable opportunity to cure such breach;

     - the placement of Mr. Gamache in a position of lesser status, the assignment to Mr. Gamache of duties inconsistent with his current positions with us or his duties, or the requirement that Mr. Gamache report to anyone other than the Board;

     - the discontinuance or reduction (from the highest level in effect during the term of the employment agreement) of base salary payable to Mr. Gamache;

     - Mr. Gamache is removed from or not re-elected as a member of the Board of Directors of WMS; or

     - we move our headquarters to a location other than the present location or our 3401 North California Avenue, Chicago, Illinois facility without Mr. Gamache's consent so that such headquarters are located more than 40 miles farther from his current place of residence than our headquarters are presently located.

     If any of these events occurs or if we are considered to have wrongfully terminated Mr. Gamache's employment agreement, then we would be obligated to pay Mr. Gamache (a) a lump sum payment equal in amount to Mr. Gamache's base salary through the date of termination, less any payments previously made; (b) the pro rata bonus which would have been payable during the current year; (c) an amount equal to three times the sum of one year's base salary and one year's bonus; and
(d) the retirement benefits which would have been payable in the event of retirement on the date of termination.

     The employment agreement may also be terminated at the election of Mr. Gamache if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If such a change of control occurs, and Mr. Gamache gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, (a) all of Mr. Gamache's unvested stock options will immediately vest; (b) we will be required to pay him a lump sum of three times his base salary and one year's bonus; (c) all of his retirement benefits would be payable as if he had retired on such date of change of control; and (d) all health benefits provided to Mr. Gamache under the agreement shall continue for 18 months thereafter. Effective from July 16, 2001, in the event of (a) Mr. Gamache's death; (b) Mr. Gamache's termination by reason of permanent disability; (c) any change of control; or (d) any person or entity or group of affiliated persons or entities who are not the owners of at least 15% of the outstanding shares of our voting securities on the date of the agreement, acquiring more than 25% of our outstanding shares, all of Mr. Gamache's unexpired unvested options immediately vest.

     If payments made to Mr. Gamache under the employment agreement after a change of control are considered "excess parachute payments" under Section 280G of the Internal Revenue Code of 1986 (the "Code"), additional compensation is required to be paid to Mr. Gamache to the extent necessary to eliminate the economic effect on him of the resulting excise tax. Under Section 4999 of the Code, in addition to income taxes, the recipient of "excess parachute payments" is subject to a 20% nondeductible excise tax on these payments. An excess parachute payment is a payment in the nature of compensation which is contingent on a change of ownership or effective control and which exceeds the portion of the base amount (i.e., the average compensation for the five-year period prior to the change of control) allocable to the payment. These rules apply only if the present value of all payments of compensation contingent on the change of control (including non-taxable fringe benefits) is at least equal to three times the base amount. Excess parachute payments are not tax deductible by us.

     We employ Scott D. Schweinfurth under the terms of an Employment Agreement, dated as of May 19, 2000, and amended on June 4, 2001. The employment agreement, as amended, provides for salary at the rate of $275,000 per year, or a greater amount as may be determined by us. Mr. Schweinfurth may receive annual discretionary bonuses of up to 75% of his base salary, depending on performance criteria, and he received a signing bonus of $25,000 and relocation expenses. Additionally, Mr. Schweinfurth may participate in all benefit plans generally available to executive employees and is provided with life insurance coverage in the amount of $400,000 or whatever lesser amount is available at an annual premium of $3,000. The agreement is subject to automatic extensions so that the term of Mr. Schweinfurth's employment shall at no time be less than three years. We may terminate the agreement upon 30 days written notice for cause. The employment agreement may also be terminated at the election of Mr. Schweinfurth upon 30 days written notice for material breach. It may also be terminated by Mr. Schweinfurth if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If such a change of control occurs, and Mr. Schweinfurth gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Schweinfurth's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary. If the agreement terminates by reason of death, disability or material breach by us, or if we terminate the agreement other than for cause, we are required to pay Mr. Schweinfurth or his legal representatives an amount equal to all cash compensation that would otherwise be payable to him until the expiration of the extended term of the agreement. If any portion of the amount paid to Mr. Schweinfurth is subject to the excise tax imposed by Section 4999 of the Code, then additional compensation is required to be paid to him to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

     We employ Orrin J. Edidin under the terms of an Employment Agreement dated as of May 8, 2000, and amended on June 4, 2001. The employment agreement, as amended, provides for salary at the rate of $250,000 per year, or a greater amount as may be determined by us. Mr. Edidin may receive annual discretionary bonuses of up to 75% of his base salary, depending on performance criteria. Mr. Edidin also received a bonus of $125,000 for serving us through October 30, 2000. Additionally, Mr. Edidin may participate in all benefit plans generally available to executive employees and is provided with life insurance coverage in the amount of $400,000 or whatever lesser amount is available at an annual premium of $3,000. The agreement is subject to automatic extensions so that the term of Mr. Edidin's employment shall at no time be less than three years. We may terminate the agreement upon 30 days written notice for cause. The employment agreement may also be terminated at the election of Mr. Edidin upon 30 days written notice for material breach. It may also be terminated by Mr. Edidin if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If such a change of control occurs, and Mr. Edidin gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Edidin's unvested stock options will immediately vest, and we will be required to pay him a lump sum of three times his base salary and fixed bonus. If the agreement terminates by reason of death, disability or material breach by us, or if we terminate the agreement other than for cause, we are required to pay Mr. Edidin or his legal representatives an amount equal to all cash compensation that would otherwise be payable to him until the expiration of the extended term of the agreement. If any portion of the amount paid to Mr. Edidin is subject to the excise tax imposed by Section 4999 of the Code, then additional compensation is required to be paid to him to the extent necessary to eliminate the economic effect on him of the resulting excise tax.

     We employ Robert R. Rogowski under the terms of an Employment Agreement dated May 1, 2000. The employment agreement provides for salary at the rate of $160,000 per year, or a greater amount as may be determined by us. Mr. Rogowski may receive annual discretionary bonuses of up to 50% of his base salary, depending on performance criteria. Additionally, Mr. Rogowski may participate in all benefit plans generally available to executive employees. The agreement is subject to automatic extensions so that the term of Mr. Rogowski's employment shall at no time be less than one year. We may terminate the agreement, effective upon the occurrence of any of the following events: (a) Mr. Rogowski's material failure to perform his obligations under the agreement; (b) Mr. Rogowski's death or disability for a period of three consecutive months; (c) Mr. Rogowski's failure to follow our Ethics and Conflicts of Interest Policy, as amended from time to time; and (d) in the event that Mr. Rogowski shall act in a manner which is (i) in violation of the criminal laws of the United States or any state therein, or (ii) likely to result in the loss of one of our gaming licenses or the inability to become so licensed. The employment agreement may also be terminated by Mr. Rogowski if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If such a change of control occurs, and Mr. Rogowski gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. Rogowski's unexpired options would immediately vest, and we will be required to pay him the lesser amount of (i) a lump sum of his base salary; or (ii) the maximum amount which could be payable to Mr. Rogowski without any portion of such amount being subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended.

     We employ Seamus M. McGill through our wholly-owned subsidiary, WMS Gaming Inc., under the terms of an Amended and Restated Employment Agreement dated February 1, 2001. The employment agreement provides for salary at the rate of $250,000 per year, or a greater amount as may be determined by us. Mr. McGill may receive annual discretionary bonuses of up to 50% of his base salary, depending on performance criteria. Additionally, Mr. McGill may participate in all benefit plans generally available to executive employees. The agreement is subject to automatic extensions so that the term of Mr. McGill's employment shall at no time be less than two years. We may terminate the agreement, effective upon the occurrence of any of the following events: (a) Mr. McGill's material failure to perform his obligations under the agreement; (b) Mr. McGill's death or disability for a period of three consecutive months; (c) Mr. McGill's failure to follow our Ethics and Conflicts of Interest Policy, as amended from time to time; and (d) in the event that Mr. McGill shall act in a manner which is (i) in violation of the criminal laws of the United States or any state therein, or (ii) likely to result in the loss of one of our gaming licenses or the inability to become so licensed. The employment agreement may also be terminated by Mr. McGill if the individuals who presently constitute the Board of Directors, or successors approved by these Board members, cease for any reason to constitute at least a majority of the Board. If such a change of control occurs, and Mr. McGill gives us notice of termination within 60 days, then in lieu of any other rights under the agreement, all of Mr. McGill's unexpired options would immediately vest, and we will be required to pay him the lesser amount of (i) a lump sum of his base salary; or (ii) the maximum amount which could be payable to Mr. McGill without any portion of such amount being subject to the excise tax imposed by Section 4999 of the Code.

     Our employment agreement with Louis J. Nicastro has terminated under the terms of a letter agreement dated June 12, 2001 to facilitate our Chief Executive Officer succession plans. Under this letter agreement, Mr. Nicastro resigned as our Chief Executive Officer and as an officer and director of all of our subsidiaries, effective June 14, 2001. Mr. Nicastro will continue to serve as our nonexecutive Chairman of the Board, entitled to remuneration similar to other outside directors and will continue to act as voting proxy for Sumner Redstone and National Amusements, Inc. pursuant to the voting agreement dated September 21, 1995. Mr. Nicastro has agreed to provide such management transition assistance as we reasonably request. As full consideration for, and in lieu of the payments that would otherwise be made to him under the employment agreement with respect to, base salary, bonus, retirement and death benefits, we have paid Mr. Nicastro a lump sum of $6.0 million. In addition, as a special bonus for his extraordinary service, we have paid Mr. Nicastro an additional $6.7 million. The employment agreement provided that, in the event that WMS breached the employment agreement, Mr. Nicastro would have the right to require us to purchase all of his WMS stock options. In settlement of this right, we have purchased Mr. Nicastro's 500,000 fully-vested options, which had an exercise price of $17.5625, with a lump sum payment of $7.3 million. All such payments have been made less withholding of income and other taxes as may be required by law to be paid or withheld by WMS.

     Under the terms of the letter agreement, Mr. Nicastro's benefits under the employment agreement, relating to medical, dental and other expenses, will remain in full force and effect, and we will continue to maintain an office and secretary in Palm Beach, Florida for Mr. Nicastro's use until at least December 31, 2002. This letter agreement was not entered into in connection with any contemplated change of control of WMS, and no payments made thereunder should be deemed "parachute payments" or "excess parachute payments" as defined in section 280G of the Code.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING PROXY AGREEMENT

     In order for us to manufacture and sell gaming machines in Nevada, our directors and officers are required to be, and have been, registered, licensed or found suitable by the Nevada Gaming Authorities. In addition, under applicable Nevada law and administrative procedure, as a greater than 10% stockholder of WMS, Sumner M. Redstone was required to apply, and has an application pending with the Nevada Gaming Authorities, for a finding of suitability as a stockholder of WMS. Mr. Redstone and National Amusements, Inc. ("NAI"), a company that he controls, collectively own 8,460,300 shares of our common stock. Pending completion of the processing of this application, Mr. Redstone and NAI, on September 21, 1995, voluntarily granted a voting proxy under a voting agreement to Louis J. Nicastro and, if he is unable to perform his duties under the voting agreement, to Neil D. Nicastro, individually, to vote all of Mr. Redstone's and NAI's shares of our common stock. The voting agreement is intended to ensure that the passive investment position of Mr. Redstone and NAI relative to WMS will not change without prior notification to the Nevada Gaming Authorities.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of September 15, 2001 (except as otherwise footnoted) about persons we know to be beneficial owners of more than five percent of our common stock, each of our directors, each of the executive officers named in the Summary Compensation Table who is not also a director of WMS, and all of our directors and executive officers as a group. Security ownership of our directors, individually, is set forth under the heading "Identification of Directors" in Item 10(a) above.

                                                                NUMBER OF SHARES
                                                                OF COMMON STOCK      PERCENTAGE OF
                                                                  BENEFICIALLY        OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER                                OWNED(1)        COMMON STOCK(1)
------------------------------------                            ----------------    ---------------
Sumner M. Redstone and National Amusements, Inc.............       8,460,300(2)          26.3%
  200 Elm Street
  Dedham, MA 02026
FMR Corp....................................................       4,538,455(3)          14.1%
  82 Devonshire St.
  Boston, MA 02109
Merrill Lynch & Co., Inc....................................       4,095,673(4)          12.7%
  250 Vesey Street
  New York, NY 10381
Neil D. Nicastro(5).........................................       8,465,314(6)          26.3%
Louis J. Nicastro(5)........................................       8,464,932(7)          26.3%
Brian R. Gamache(5).........................................         130,000(8)              *
Scott D. Schweinfurth(5)....................................          76,000(9)              *
Orrin J. Edidin(5)..........................................          75,000(9)              *
Robert R. Rogowski(5).......................................           2,500(10)             *
Seamus M. McGill(5)(11).....................................          50,000(12)             *
Directors and executive officers as a group (14 persons)....       9,228,055(13)         28.1%

-------------------------

  *  Less than 1%.

 (1) Under Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares underlying options are deemed to be beneficially owned if the holder of the option has the right to acquire beneficial ownership of the underlying shares within 60 days. Percentage calculations based on 32,186,807 shares outstanding on September 15, 2001.

 (2) Based upon Amendment No. 22, dated September 21, 2001, to Schedule 13D filed by Sumner M. Redstone and National Amusements, Inc. On those filings, Redstone and National Amusements reported sole dispositive power over 4,976,400 and 3,483,900 shares, respectively, and shared voting power over those shares under a Proxy Agreement entered into with WMS and Messrs. Louis J. and Neil D. Nicastro. See "Voting Proxy Agreement." As a result of his stock ownership in National Amusements, Redstone is considered the beneficial owner of the shares owned by National Amusements.

 (3) Based upon Amendment No. 8 to Schedule 13G filed February 14, 2001, with the SEC by Fidelity International Limited and FMR Corp., the sole stockholder of Fidelity Management & Research Company and Fidelity Management Trust Company. FMR reported that it has sole voting power over 800,490 of the shares and sole dispositive power over 4,538,455 of the shares as a result of Fidelity Management's acting as investment adviser to various investment companies holding 3,737,965 of the shares and Fidelity Management Trust and Research's holding 575,790 of the shares. FMR Corp. also reported that Fidelity Advisors Value Strategies Fund, one of the investment companies, was a beneficial owner of 1,930,000 of these shares. In addition, Fidelity International reported that it has sole voting and investment power over 224,700 of the shares as a result of its acting as investment adviser to various investment companies. Fidelity International was spun off from FMR Corp. in 1980. Fidelity International and FMR also reported that they each may be deemed to be controlled by members of the Edward C. Johnson 3d family.

 (4) Based on Amendment No. 2 to Schedule 13G filed February 7, 2001 with the SEC by Merrill Lynch & Co., Inc. on behalf of its division, Merrill Lynch Investment Managers ("MLIL") and by Merrill

     Lynch Special Value Fund, Inc. ("SVF"). MLIL reported shared voting and dispositive power over 2,431,473 shares, and SVF reported shared voting and dispositive power over 1,664,200 shares.

 (5) This person's address is c/o WMS Industries Inc., 800 S. Northpoint Boulevard, Waukegan, Illinois 60085.

 (6) Includes 8,460,300 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. See note 2 above. Also includes 5,000 shares underlying stock options. For a discussion concerning the shared voting power over the 8,460,300 shares referred to above, see "Voting Proxy Agreement."

 (7) Includes 8,460,300 shares owned by Sumner M. Redstone and National Amusements, Inc. for which the reporting person has shared voting power but no dispositive power. See note 2 above. For a discussion concerning the shared voting power over the 8,460,300 shares referred to above, see "Voting Proxy Agreement."

 (8) Includes 125,000 shares underlying stock options.

 (9) Includes 75,000 shares underlying stock options.

(10) Includes 2,500 shares underlying stock options.

(11) On September 14, 2001, Mr. McGill was appointed the Executive Vice President of Sales and Marketing of our wholly-owned subsidiary, WMS Gaming Inc.

(12) Represents 50,000 shares underlying stock options.

(13) Includes 683,683 shares underlying stock options. Additionally, includes 8,460,300 shares of common stock owned by Sumner M. Redstone and National Amusements, Inc. over which Louis J. Nicastro and Neil D. Nicastro both have shared voting power but no dispositive power. See "Voting Proxy Agreement."

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

     We have leased to Midway our facility at 2704 W. Roscoe Street, Chicago, Illinois. Currently, and until such time as the renovation of our technology campus at 3401 N. California Avenue, Chicago, Illinois is completed in early calendar 2002, we will be sharing the Roscoe Street facility with Midway. The term of the lease is five years commencing August 1, 2001, with two 3-year options for renewal.

     In connection with our spinoff of Midway, we entered into a number of agreements with Midway, each dated as of April 6, 1998. Under a Settlement and Temporary Services Agreement, dated as of August 31, 2001, we have amended some of these agreements. The remaining material agreements between Midway and us dated as of April 6, 1998, as so amended, are described below:

     Information Systems Service Agreement. We provide Midway with access to our AS-400 computer system and related services and computer systems for some of their computing needs, including order entry, financial and manufacturing modules, marketing and sales and engineering (including engineering documentation and blueprint systems) as well as support for these computer systems. Midway pays us at a fixed rate for monthly services. The term of the agreement expires December 31, 2001, with an option for a three-month extension.

     Confidentiality and Non-Competition Agreement. Under this agreement, Midway or we may designate business information as confidential, and the other party must use its best efforts to keep this information confidential. The agreement also includes a five-year non-competition clause, which expires in April 2003.

     Right of First Refusal Agreement. We have granted Midway a right of first refusal with respect to any offer to us to purchase our South parking lot behind the building located at 3325 North California Avenue, Chicago, Illinois as long as the offer is not made in connection with the sale of our stock or assets and business as a going concern. The term of the agreement expires April 5, 2008.

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

     Tax Separation Agreement. Until the Midway spinoff, Midway had been a member of the consolidated group of corporations of which WMS was the common parent for federal income tax purposes (the "WMS Group") since 1988. Therefore, Midway is jointly and severally liable for any federal tax liability of the WMS Group for the period that it was part of the WMS Group. The agreement sets forth the parties' respective liabilities for federal, state and local taxes as well as their agreements as a result of Midway and its subsidiaries ceasing to be members of the WMS Group. The agreement governs, among other things, (i) the filing of tax returns with federal, state and local authorities, (ii) the carryover of any tax benefits of Midway, (iii) the treatment of the deduction attributable to the exercise of stock options to purchase our common stock which are held by employees or former employees of Midway and any other similar compensation related tax deductions, (iv) the treatment of certain net operating loss carrybacks, (v) the treatment of audit adjustments, (vi) procedures with respect to any proposed audit adjustment or other claim made by any taxing authority with respect to a tax liability of Midway or any of its subsidiaries. In fiscal 2001, WMS paid to Midway an amount equal to demonstrated tax benefits lost to Midway relating to the exercise or adjustment of WMS options held by Midway employees. If Midway is able to receive the tax benefits from these options or if there is a change of control of Midway, Midway will pay to WMS of some or all of this amount.

     Tax Indemnification Agreement. This agreement provides for indemnification if the Midway spinoff fails to qualify under Section 355 of the Code. The parties agreed, among other things, that for a period of two years after the spinoff, each would continue active conduct of its historic trade or business as conducted by it during the five-year period prior to the spinoff. Midway will indemnify WMS if any action that it takes causes the spinoff to fail to qualify under Section 355 of the Code, against any taxes, interest, penalties and additions to tax imposed upon or incurred by the WMS Group or any member. WMS will indemnify Midway and its subsidiaries against taxes, interest, penalties and additions to tax resulting from the spinoff, other than any of these liabilities for which Midway is required to indemnify WMS.

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

OTHER RELATED PARTY TRANSACTIONS

     Under a consulting agreement with Neil D. Nicastro, Mr. Nicastro renders services to us that the Board of Directors or the Chairman of the Board and Chief Executive Officer of WMS may reasonably request. The term of the consulting agreement expires April 6, 2003, and is automatically renewable for successive one-year terms unless either party shall give notice of termination not less than six months prior to the end of the term then in effect. We pay Mr. Nicastro $1,000 per month for his services under the consulting agreement.

     Ira S. Sheinfeld, one of our directors, is a member of the law firm of Squadron, Ellenoff, Plesent & Sheinfeld LLP, which we retained to provide tax services during the last fiscal year and retain for tax services during the current fiscal year.

     Donna B. More, one of our directors, is a member of the More Law Group law firm, which we retained to provide legal services during the last fiscal year and retain for legal services during the current fiscal year. Payments by WMS accounted for greater than 5% of the gross revenues of this law firm during its last fiscal year.

     William C. Bartholomay, one of our directors, is President of Near North National Group, insurance brokers, which we retained to provide insurance services during the last fiscal year and retain for insurance services during the current fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. See "Index to Financial Information" on page F-1.

         (2) Financial Statement Schedule. See "Index to Financial Information" on page F-1.

         (3) Exhibits.

EXHIBIT  DESCRIPTION
-------  -----------
3(a)     Amended and Restated Certificate of Incorporation of WMS
         dated February 17, 1987; Certificate of Amendment dated
         January 28, 1993; and Certificate of Correction dated May 4,
         1994, incorporated by reference to Exhibit 3(a) to WMS's
         Annual Report on Form 10-K for the year ended June 30, 1994
         (the "1994 10-K").
3(b)     Certificate of Amendment to the Amended and Restated
         Certificate of Incorporation of WMS, as filed with the
         Secretary of State of the State of Delaware on February 25,
         1998, incorporated by reference to Exhibit 3.1 to WMS's
         Quarterly Report on Form 10-Q for the fiscal quarter ended
         March 31, 1998.
3(c)     Form of Certificate of Designations of Series A Preferred
         Stock incorporated by reference to Exhibit A to the Rights
         Agreement filed as Exhibit 1 to WMS's Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the
         "Form 8-A").
3(d)     By-Laws of WMS, as amended and restated through June 26,
         1996, incorporated by reference to Exhibit 3(b) to WMS's
         Annual Report on Form 10-K for the year ended June 30, 1996.
4        Rights Agreement dated as of March 5, 1998 between WMS and
         The Bank of New York, as Rights Agent, incorporated by
         reference to Exhibit B to the Form 8-A).
10(a)    1982 Employee Stock Option Plan, as amended, incorporated by reference to Exhibit 10(e) to the 1994 10-K.
10(b)    1991 Stock Option Plan, as amended, incorporated by
         reference to Exhibit 10(f) to the 1994 10-K.
10(c)    1993 Stock Option Plan, incorporated by reference to Exhibit
         10(g) to the 1994 10-K.
10(d)    1994 Stock Option Plan, incorporated by reference to
         Appendix A to WMS's Definitive Proxy Statement dated
         December 12, 1994.
10(e)    Form of Indemnity Agreement authorized to be entered into
         between WMS and each officer and director approved by the
         Board of Directors, incorporated by reference to Exhibit
         10(k) to the 1994 10-K.
10(f)    WMS Industries Inc. Treasury Share Bonus Plan adopted April
         19, 1993, incorporated by reference to Exhibit 10(ee) to
         WMS's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1993.
10(g)    Voting Proxy Agreement dated September 21, 1995 among Louis
         J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and
         National Amusements, Inc., incorporated by reference to
         Exhibit 10(u) to WMS's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1995.
10(h)    Tax Sharing Agreement dated as of July 1, 1996 among WMS,
         Midway, Atari Games Corporation ("Atari") and others,
         incorporated by reference to Exhibit 10.2 to Midway's
         Registration Statement on Form S-1 (File No. 333-11919) (the
         "Midway S-1").
10(i)    Patent License Agreement dated as of July 1, 1996 among WMS,
         Williams Electronics Games, Inc. ("WEG") and Midway,
         incorporated by reference to Exhibit 10.4 to the Midway S-1.
10(j)    Amendment to Article III, Section 3 (Option Adjustments) of
         1982 Employee Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS's Definitive Proxy Statement on
         Schedule 14A as filed with the Commission on December 11,
         1996 (the "1996 Proxy Statement").
10(k)    Amendment to Article III, Section 3 (Option Adjustments) of
         1991 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to the 1996 Proxy Statement.

EXHIBIT  DESCRIPTION
-------  -----------
10(l)    Amendment to Article III, Section 3 (Option Adjustments) of
         1993 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to the 1996 Proxy Statement.
10(m)    Amendment to Article III, Section 3 (Option Adjustments) of
         1994 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to the 1996 Proxy Statement.
10(n)    1998 Non-Qualified Stock Option Plan, incorporated by
         reference to Exhibit 4.6(a) to WMS's Registration Statement
         No. 333-57585 on Form S-8 filed with the Commission on June
         24, 1998.
10(o)    Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to Exhibit 3 to the Report on Form 8-K filed April 17, 1998.
10(p)    Information Systems Service Agreement dated as of April 6,
         1998 between WEG and Midway, incorporated by reference to
         Exhibit 10.27 to the Midway Annual Report on Form 10-K for
         the fiscal year ended June 30, 1998 (the "Midway 1998
         10-K").
10(q)    Confidentiality and Non-Competition Agreement dated as of
         April 6, 1998 between WMS and Midway, incorporated by
         reference to Exhibit 10.28 to the Midway 1998 10-K.
10(r)    Right of First Refusal Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit
         10.29 to the Midway 1998 10-K.
10(s)    Third Parties Agreement dated as of April 6, 1998 between
         WMS and Midway, incorporated by reference to Exhibit 10.30 to the Midway 1998 10-K.
10(t)    Tax Separation Agreement dated as of April 6, 1998 between
         WMS and Midway, incorporated by reference to Exhibit 10.32 to the Midway 1998 10-K.
10(u)    Tax Indemnification Agreement dated as of April 6, 1998
         between WMS and Midway, incorporated by reference to Exhibit
         10.33 to the Midway 1998 10-K.
10(v)    Worldwide Merchandising Agreement/License Agreement Summary
         and License Agreement between WMS Gaming Inc., Hasbro, Inc.
         and Hasbro International, Inc. dated as of the first day of
         September, 1997, incorporated by reference to Exhibit 99.1 to WMS's Registration Statement No. 83021 on Form S-3 filed with the Commission on July 16, 1999 (the "1999 S-3").
         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
         Commission.
10(w)    Amendment to License Agreement between WMS Gaming Inc.,
         Hasbro, Inc. and Hasbro International, Inc. dated 1998,
         incorporated by reference to Exhibit 99.2 to the 1999 S-3.
         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
         Commission.
10(x)    2000 Non-Qualified Stock Option Plan, incorporated by
         reference to Exhibit 10(dd) to WMS' Annual Report on Form
         10-K for the fiscal year ended June 30, 2000 (the "2000
         10-K").
10(y)    Employment Agreement between Scott D. Schweinfurth and WMS dated May 19, 2000, incorporated by reference to Exhibit
         10(ee) to the 2000 10-K.
10(z)    Employment Agreement between Orrin J. Edidin and WMS dated
         May 8, 2000, incorporated by reference to Exhibit 10(ff) to the 2000 10-K.
10(aa)   Employment Agreement between Robert R. Rogowski and WMS
         dated May 1, 2000, incorporated by reference to Exhibit
         10(hh) to WMS' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10(bb)   2000 Stock Option Plan, incorporated by reference to
         Appendix B to WMS' Proxy Statement for its 2001 Annual
         Meeting filed with the Commission on December 8, 2000.
10(cc)   Amendment 1 to Employment Agreement between Scott D.
         Schweinfurth and WMS dated June 4, 2001.
10(dd)   Amendment 1 to Employment Agreement between Orrin J. Edidin and WMS dated June 4, 2001.
10(ee)   Letter of Termination of Employment Agreement between Louis
         J. Nicastro and WMS dated June 14, 2001.
10(ff)   Employment Agreement between Brian R. Gamache and WMS dated as of June 15, 2001.

EXHIBIT  DESCRIPTION
-------  -----------
10(gg)   Amended and Restated Employment Agreement between Seamus M.
         McGill and WMS dated as of February 1, 2001.
10(hh)   Net Lease between Midway Amusement Games, LLC and Williams
         Electronics Games, Inc. dated August 3, 2001.
10(ii)   Settlement and Temporary Services Agreement dated August 31,
         2001.
10(jj)   Letter Amendment to Tax Separation Agreement dated September
         24, 2001.
21       Subsidiaries of the Registrant.
23       Consent of Ernst & Young LLP.

     (b) Reports on Form 8-K.
        We did not file any reports on Form 8-K in the quarter ended June 30, 2001.

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE NO.
                                                              --------
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of independent auditors..............................     F-2
Consolidated balance sheets at June 30, 2001 and June 30,
  2000......................................................     F-3
Consolidated statements of operations for the years ended
  June 30, 2001, 2000 and 1999..............................     F-4
Consolidated statements of changes in stockholders' equity
  for the years ended June 30, 2001, 2000 and 1999..........     F-5
Consolidated statements of cash flows for the years ended
  June 30, 2001, 2000 and 1999..............................     F-6
Notes to consolidated financial statements..................     F-7
Financial statement schedule II -- Valuation and Qualifying
  Accounts for the years ended June 30, 2001, 2000 and
  1999......................................................    F-18

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
WMS Industries Inc.

     We have audited the accompanying consolidated balance sheets of WMS Industries Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. and subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
August 8, 2001

                              WMS INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 14,963    $ 19,869
  Short-term investments....................................    71,524      60,800
                                                              --------    --------
                                                                86,487      80,669
  Receivables, net of allowances of $3,931 in 2001 and
     $3,592 in 2000.........................................    46,218      45,190
  Notes receivable, current portion.........................    13,857       9,076
  Income tax receivable.....................................    10,431          --
  Inventories:
     Raw materials and work in progress.....................    16,656      10,152
     Finished goods.........................................    16,290      19,121
                                                              --------    --------
                                                                32,946      29,273
  Assets of discontinued operations.........................        --       5,246
  Deferred income taxes.....................................     3,162       9,279
  Other current assets......................................     2,078       1,198
                                                              --------    --------
          Total current assets..............................   195,179     179,931
Gaming machines on participation or lease, net..............    32,409      20,454
Property, plant and equipment, net..........................    31,973      30,465
Other assets................................................    18,921       8,180
                                                              --------    --------
          Total assets......................................  $278,482    $239,030
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  6,659    $  8,352
  Accrued compensation and related benefits.................     5,753       3,735
  Income taxes payable......................................        --       2,956
  Liabilities of discontinued operations....................        --       8,242
  Other accrued liabilities.................................     9,684      10,325
                                                              --------    --------
          Total current liabilities.........................    22,096      33,610
Stockholders' equity:
  Preferred stock (5,000,000 shares authorized, none
     issued)................................................        --          --
  Common stock (32,236,380 shares issued in 2001 and
     30,920,042 shares issued in 2000)......................    16,118      15,460
  Additional paid-in capital................................   198,276     184,278
  Retained earnings.........................................    42,391       6,064
  Accumulated other comprehensive income -- translation
     adjustment.............................................       (17)         --
  Treasury stock, at cost (77,312 shares in 2001 and
     2000)..................................................      (382)       (382)
                                                              --------    --------
          Total stockholders' equity........................   256,386     205,420
                                                              --------    --------
          Total liabilities and stockholders' equity........  $278,482    $239,030
                                                              ========    ========

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED JUNE 30,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
REVENUES:
  Machine sales..........................................    $173,572    $150,033    $102,463
  Participation and lease................................      90,200      67,596      24,061
                                                             --------    --------    --------
          Total revenues.................................     263,772     217,629     126,524
                                                             --------    --------    --------
COSTS AND EXPENSES:
  Cost of sales..........................................      96,006      88,217      68,316
  Cost of participation and lease revenue................      12,772       8,342       2,547
  Research and development...............................      17,815      11,658       8,665
  Selling and administrative.............................      70,791      42,713      30,377
  Depreciation and amortization..........................      18,496      14,346       5,941
  Corporate relocation...................................       3,653          --          --
  Reversal of excess accrual due to settlement of
     litigation..........................................          --     (15,631)         --
                                                             --------    --------    --------
          Total costs and expenses.......................     219,533     149,645     115,846
                                                             --------    --------    --------
Operating income.........................................      44,239      67,984      10,678
Interest and other income................................       5,748       3,454       3,525
                                                             --------    --------    --------
Income from continuing operations before income taxes....      49,987      71,438      14,203
Provision for income taxes...............................      18,069      27,016       5,397
                                                             --------    --------    --------
Income from continuing operations........................      31,918      44,422       8,806
Discontinued operations, net of applicable income taxes:
  Pinball and cabinet segment
     Loss from discontinued operations...................          --        (469)     (4,332)
     Income (costs) related to discontinuance............       4,409     (13,070)         --
  Contract manufacturing segment
     Income from discontinued operations.................          --         598         779
     Costs related to discontinuance.....................          --      (1,675)         --
                                                             --------    --------    --------
Income (loss) from discontinued operations...............       4,409     (14,616)     (3,553)
                                                             --------    --------    --------
NET INCOME...............................................    $ 36,327    $ 29,806    $  5,253
                                                             ========    ========    ========
Basic per share of common stock:
  Income from continuing operations......................    $   1.01    $   1.45    $   0.30
                                                             --------    --------    --------
  Net income.............................................    $   1.15    $   0.97    $   0.18
                                                             --------    --------    --------
Diluted per share of common stock:
  Income from continuing operations......................    $   1.00    $   1.42    $   0.30
                                                             --------    --------    --------
  Net income.............................................    $   1.13    $   0.95    $   0.18
                                                             --------    --------    --------
Average number of shares outstanding -- basic............      31,557      30,615      29,308
                                                             --------    --------    --------
Average number of shares outstanding -- diluted..........      32,050      31,322      29,511
                                                             --------    --------    --------

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                          ADDITIONAL   RETAINED    CUMULATIVE    TREASURY       TOTAL
                                COMMON     PAID-IN     EARNINGS    TRANSLATION    STOCK,    STOCKHOLDERS'   COMPREHENSIVE
                                 STOCK     CAPITAL     (DEFICIT)   ADJUSTMENT    AT COST       EQUITY          INCOME
                                -------   ----------   ---------   -----------   --------   -------------   -------------
BALANCE AS OF JUNE 30, 1998...  $14,016    $170,418    $(28,995)      $ --        $(148)      $155,291
Net income for the year ended
  June 30, 1999...............      --           --       5,253         --           --          5,253         $ 5,253
Issuance of 2,395,855 shares
  of common stock through
  exercise of stock options...   1,198        6,893          --         --           --          8,091
Tax benefit from common stock
  options.....................      --        3,678          --         --           --          3,678
Received 25,000 treasury
  shares in lieu of cash from
  exercise of stock options...      --           --          --         --         (234)          (234)
                                -------    --------    --------       ----        -----       --------         -------
BALANCE AS OF JUNE 30, 1999...  15,214      180,989     (23,742)        --         (382)       172,079           5,253
                                                                                                               =======
Net income for the year ended
  June 30, 2000...............      --           --      29,806         --           --         29,806          29,806
Issuance of 491,421 shares of
  common stock through
  exercise of stock options...     246        1,333          --         --           --          1,579
Tax benefit from common stock
  options.....................      --        1,956          --         --           --          1,956
                                -------    --------    --------       ----        -----       --------         -------
BALANCE AS OF JUNE 30, 2000...  15,460      184,278       6,064         --         (382)       205,420          29,806
                                                                                                               =======
Net income for the year ended
  June 30, 2001...............      --           --      36,327         --           --         36,327          36,327
Issuance of 1,316,338 shares
  of common stock through
  exercise of stock options...     658        6,770          --         --           --          7,428
Tax benefit from common stock
  options.....................      --        7,228          --         --           --          7,228
Foreign currency translation
  adjustment..................      --           --          --        (17)          --            (17)            (17)
                                -------    --------    --------       ----        -----       --------         -------
BALANCE AS OF JUNE 30, 2001...  $16,118    $198,276    $ 42,391       $(17)       $(382)      $256,386         $36,310
                                =======    ========    ========       ====        =====       ========         =======

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED JUNE 30,
                                                               ------------------------------
                                                                2001       2000        1999
                                                               -------    -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................................    $36,327    $29,806    $  5,253
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Discontinued operations:
     Loss from pinball and cabinet segment.................         --        469       4,332
     Income from contract manufacturing segment............         --       (598)       (779)
     (Income) costs related to discontinuance..............     (4,409)    14,745          --
  Depreciation and amortization............................     18,496     14,346       5,941
  Provision for bad debts..................................        815      1,943       2,979
  Non-cash loss on asset disposals.........................      1,206         --          --
  Non-cash loss on corporate relocation....................      1,971         --          --
  Reversal of excess accrual due to settlement of
     litigation............................................         --    (15,631)         --
  Payment in settlement of litigation......................         --    (27,000)         --
  Deferred income taxes....................................      2,974     11,376         147
  Tax benefit from exercise of common stock options........      7,228      1,956       3,678
  Increase (decrease) resulting from changes
     in operating assets and liabilities:
     Receivables...........................................     (6,623)   (18,529)    (14,011)
     Income taxes..........................................    (13,253)    10,422       6,857
     Inventories...........................................    (11,804)     4,022      (5,375)
     Other current assets..................................       (880)      (563)       (207)
     Other assets..........................................     (7,600)      (808)      2,854
     Accounts payable and accruals.........................       (449)     9,250       9,826
                                                               -------    -------    --------
Net cash provided by operating activities..................     23,999     35,206      21,495
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment..................     (8,124)    (3,079)     (9,140)
Additions to gaming machines on participation or lease.....    (18,844)    (8,860)    (20,201)
Net change in short-term investments.......................    (10,724)   (60,800)     26,000
                                                               -------    -------    --------
Net cash used by investing activities......................    (37,692)   (72,739)     (3,341)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on exercise of stock options.................      7,428      1,579       7,857
CASH FLOWS FROM DISCONTINUED OPERATIONS
Pinball and cabinet segment................................      2,766     (5,073)     (5,904)
Contract manufacturing segment.............................     (1,390)     2,227       1,619
                                                               -------    -------    --------
Net cash provided (used) by discontinued operations........      1,376     (2,846)     (4,285)
EFFECT OF EXCHANGE RATES ON CASH...........................        (17)        --          --
Increase (decrease) in cash and cash equivalents...........     (4,906)   (38,800)     21,726
Cash and cash equivalents at beginning of year.............     19,869     58,669      36,943
                                                               -------    -------    --------
Cash and cash equivalents at end of year...................    $14,963    $19,869    $ 58,669
                                                               =======    =======    ========

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS OVERVIEW

     WMS Industries Inc. ("WMS") is now engaged in one business segment: the design, manufacture and marketing of slot machines (video and mechanical reel type) and video lottery terminals. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     On October 25, 1999, WMS announced the closing of its pinball and cabinet segment and on August 10, 2000, WMS announced the discontinuance of its contract manufacturing segment with operations ceasing on September 30, 2000. Accordingly, the financial position, results of operations and cash flows of these segments have been reported as discontinued operations in the consolidated financial statements.

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

 Short-Term Investments

     All investments are designated as available-for-sale and are recorded at market value with the holding gain or loss, if any, reflected in stockholders' equity. Short-term investments consist principally of money market preferred stocks that generally have no fixed maturity dates but have dividend reset dates generally every 49 days or less.

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

 Revenue Recognition

     Revenue is recognized from product sales when the title to product and the risk and rewards of ownership transfer to the customer. Participation and lease revenue under operating type lease agreements are recognized when earned. Participation agreements are based on a pre-determined percentage of the daily net win of each machine. Lease agreements specify a fixed daily rental fee.

 Advertising Expense

     The cost of advertising is charged to earnings as incurred and for fiscal 2001, 2000 and 1999 was $824,000, $614,000 and $1,011,000, respectively.

                              WMS INDUSTRIES INC.

 Research and Development

     Research and development costs are expensed as incurred.

 Foreign Currency Translation

     The local currency is the functional currency (primary currency in which business is conducted) for the Company's operations in Spain, Australia and South Africa. Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of stockholders' equity. Gains or losses resulting from transactions in other than the functional currency are reflected in net income.

 Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share from Continuing Operations

                                                              YEAR ENDED JUNE 30, 2001
                                                           -------------------------------
                                                                                PER-SHARE
                                                            INCOME    SHARES      AMOUNT
                                                           --------   -------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Basic EPS
Income available to common stockholders.................   $31,918    31,557      $1.01
Effect of Dilutive Securities -- Options................        --       493       0.01
                                                           -------    ------      -----
Diluted EPS
Income available to common stockholders.................   $31,918    32,050      $1.00
                                                           =======    ======      =====

                                                              YEAR ENDED JUNE 30, 2000
                                                           -------------------------------
                                                                                PER-SHARE
                                                            INCOME    SHARES      AMOUNT
                                                           --------   -------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Basic EPS
Income available to common stockholders.................   $44,422    30,615      $1.45
Effect of Dilutive Securities -- Options................        --       707       0.03
                                                           -------    ------      -----
Diluted EPS
Income available to common stockholders.................   $44,422    31,322      $1.42
                                                           =======    ======      =====

                                                              YEAR ENDED JUNE 30, 1999
                                                           -------------------------------
                                                                                PER-SHARE
                                                            INCOME    SHARES      AMOUNT
                                                           --------   -------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Basic EPS
Income available to common stockholders.................   $ 8,806    29,308      $0.30
Effect of Dilutive Securities -- Options................        --       203       0.00
                                                           -------    ------      -----
Diluted EPS
Income available to common stockholders.................   $ 8,806    29,511      $0.30
                                                           =======    ======      =====

     Options to purchase 290,000 shares of common stock at a weighted average price of $12.33 per share were outstanding during the last quarter of the year ended June 30, 2000 but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average

                              WMS INDUSTRIES INC.

market price of the common shares for the quarter. The options, which expire on June 30, 2010, were still outstanding as of June 30, 2000.

     Options to purchase 45,000 shares of common stock at a weighted average price of $14.87 per share were outstanding during the last quarter of the year ended June 30, 1999 but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares for the quarter. These options, which expire on June 30, 2009, were still outstanding as of June 30, 1999.

 Accounting Policy Change

     In July 2000, the Emerging Issues Task Force issued EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs". The Company adopted the provisions of Issue 00-10 for the year ended June 30, 2001 and reclassified the prior years' presentation accordingly. This Issue required that the costs the Company bills to its customers for shipping and handling in a sale transaction be classified as revenue. In addition, all shipping and handling costs incurred by the Company are to be recorded as cost of goods sold. Prior to the adoption of EITF 00-10, the Company netted shipping and handling billings and costs and recorded them in cost of sales. There was no effect on the Company's net income as a result of the adoption of this pronouncement.

NOTE 3: DISCONTINUED OPERATIONS

     As discussed in Note 1, on October 25, 1999, WMS announced the closing of its pinball and cabinet segment and on August 10, 2000, WMS announced the discontinuance of its contract manufacturing segment with operations ceasing effective September 30, 2000. Accordingly, the financial position, results of operations and cash flows of these businesses have been reported as discontinued operations in the consolidated financial statements.

     In fiscal 2000, the Company recorded a $21.3 million pre-tax loss for the closing of the pinball and cabinet operations, including cash expenses of $10.1 million, for projected operating losses through the disposal date, severance pay, and shut down expenses. The loss on disposal included $11.2 million of non-cash losses for the write-downs of receivables, inventory, plant and equipment to net realizable value. Tax benefits related to the loss on disposal were estimated to be $8.1 million.

     In fiscal 2001, WMS recorded an after-tax gain of $1.3 million, which reflects the final adjustments to the Company's fiscal 2000 estimated loss on the disposal and the related tax expense. In addition, the Company recorded a tax benefit of $3.1 million related to the write-off for tax purposes of $8.6 million of goodwill associated with the original acquisition of the pinball business in 1969.

     The condensed statement of operations for the pinball and cabinet segment for the fiscal years ended June 30, 2000 and 1999 is as follows:

                                                                 2000       1999
                                                                -------    -------
                                                                  (IN THOUSANDS)
Revenues....................................................    $25,499    $46,109
Costs and expenses..........................................     26,255     53,097
                                                                -------    -------
Loss before tax provision...................................       (756)    (6,988)
Benefit for income taxes....................................       (287)    (2,656)
                                                                -------    -------
Net loss....................................................    $  (469)   $(4,332)
                                                                =======    =======

     In fiscal 2000, the Company recorded a $2.8 million pre-tax loss for the closing of its contract manufacturing business, including cash expenses of $1.2 million, for severance pay and shut down expenses.

                              WMS INDUSTRIES INC.

The loss on disposal included $1.6 million in non-cash losses for write-downs of receivables, inventory, plant and equipment to net realizable value. Tax benefits related to the loss on disposal were estimated to be $1.1 million.

     The condensed statement of operations for the contract manufacturing segment for the fiscal years ended June 30, 2000 and 1999 is as follows:

                                                                 2000       1999
                                                                -------    -------
                                                                  (IN THOUSANDS)
Revenues....................................................    $11,118    $15,225
Costs and expenses..........................................     10,153     13,968
                                                                -------    -------
Income before tax provision.................................        965      1,257
Provision for income taxes..................................        367        478
                                                                -------    -------
Net income..................................................    $   598    $   779
                                                                =======    =======

NOTE 4: PROPERTY, PLANT AND EQUIPMENT AND GAMING MACHINES ON PARTICIPATION OR LEASE

     At June 30, net property, plant and equipment were:

                                                                 2001        2000
                                                               --------    --------
                                                                  (IN THOUSANDS)
Land.......................................................    $  2,985    $  2,985
Buildings and improvements.................................      25,116      25,926
Machinery and equipment....................................      16,147      18,426
Furniture and fixtures.....................................       4,483       2,548
                                                               --------    --------
                                                                 48,731      49,885
Less accumulated depreciation..............................     (16,758)    (19,420)
                                                               --------    --------
Net property, plant and equipment..........................    $ 31,973    $ 30,465
                                                               ========    ========

     At June 30, net gaming machines on participation or lease were:

                                                                 2001       2000
                                                                -------    -------
                                                                  (IN THOUSANDS)
Gaming machines.............................................    $64,967    $39,371
Less accumulated depreciation...............................    (32,558)   (18,917)
                                                                -------    -------
Net gaming machines on participation or lease...............    $32,409    $20,454
                                                                =======    =======

     The Company reclassified $8.1 million and $3.6 million of inventory to gaming machines on participation or lease for the years ended June 30, 2001 and 2000, respectively.

                              WMS INDUSTRIES INC.

NOTE 5: OTHER ASSETS

     At June 30, other assets were:

                                                               2001      2000
                                                              -------   ------
                                                               (IN THOUSANDS)
Deferred tax asset -- non-current...........................  $ 4,861   $1,718
Notes receivable............................................    5,637    1,770
Other.......................................................    8,423    4,692
                                                              -------   ------
          Total other assets................................  $18,921   $8,180
                                                              =======   ======

NOTE 6: OTHER ACCRUED LIABILITIES

     At June 30, other accrued liabilities were:

                                                               2001     2000
                                                              ------   -------
                                                               (IN THOUSANDS)
Accrued property taxes......................................  $1,034   $ 1,024
Royalties payable...........................................   2,534     1,931
Sales taxes payable.........................................   1,652     1,195
Liability under tax sharing agreement.......................      --     2,800
Other accrued liabilities...................................   4,464     3,375
                                                              ------   -------
          Total other accrued liabilities...................  $9,684   $10,325
                                                              ======   =======

NOTE 7: INCOME TAXES

     Significant components of the provision (benefit) for income taxes for the years ended June 30, 2001, 2000 and 1999 were:

                                                            2001      2000      1999
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Current
  Federal................................................  $11,064   $11,828   $1,490
  State..................................................    2,570     1,856       82
  Foreign................................................      161        --       --
                                                           -------   -------   ------
Total current............................................   13,795    13,684    1,572
                                                           -------   -------   ------
Deferred
  Federal................................................   (2,721)   10,478     (356)
  State..................................................     (233)      898      (34)
  Foreign................................................       --        --       --
  Change in state allocations............................       --        --      537
                                                           -------   -------   ------
Total deferred...........................................   (2,954)   11,376      147
Provision for tax benefit resulting from stock options...    7,228     1,956    3,678
                                                           -------   -------   ------
Provision for income taxes on continuing operations......   18,069    27,016    5,397
                                                           -------   -------   ------
Benefit for income taxes on discontinued operations......   (1,807)   (9,246)  (2,178)
                                                           -------   -------   ------
Income tax provision, net................................  $16,262   $17,770   $3,219
                                                           =======   =======   ======

                              WMS INDUSTRIES INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Significant components of the Company's deferred tax assets and liabilities at June 30 were:

                                                                 2001      2000
                                                                ------    -------
                                                                 (IN THOUSANDS)
Deferred tax assets resulting from:
  Inventory valuation.......................................    $1,265    $ 1,702
  Receivables valuation.....................................     1,553      1,512
  Book over tax depreciation................................     4,861      2,092
  Discontinued operations...................................        --      5,517
  Accrued items not currently deductible....................       619        303
  Other.....................................................        57        476
                                                                ------    -------
          Total deferred tax assets.........................    $8,355    $11,602
                                                                ------    -------
Deferred tax liabilities resulting from:
  Federal tax benefit of deferred state taxes...............    $  255    $   605
  Other.....................................................        77         --
                                                                ------    -------
          Total deferred tax liabilities....................       332        605
                                                                ------    -------
Net deferred tax assets.....................................    $8,023    $10,997
                                                                ======    =======

     The provision for income taxes on continuing operations differs from the amount computed using the statutory federal income tax rate for the years ended June 30, 2001, 2000 and 1999 as follows:

                                                                2001    2000    1999
                                                                ----    ----    ----
Statutory federal income tax rate...........................    35.0%   35.0%   35.0%
State income taxes, net of federal benefit..................     2.9     2.9     8.7
Dividend received deduction on investment income............    (1.3)   (0.4)   (5.1)
Foreign sales corporation tax benefit.......................    (1.0)     --      --
Other, net..................................................     0.5    (0.3)   (0.6)
                                                                ----    ----    ----
                                                                36.1%   37.8%   38.0%
                                                                ====    ====    ====

     Taxes paid in the years ended June 30, 2001, 2000 and 1999 were $20,316,000 and $5,900,000 and $31,000, respectively. Refunds received in the years ended June 30, 2001, 2000 and 1999 were $1,031,000 and $2,080,000, and $4,642,000, respectively.

NOTE 8: LINE OF CREDIT

     The Company has an unused line of credit for $50,000,000 under a revolving credit agreement for a one-year term to May 1, 2002 which contains usual credit terms for a bank line. No borrowing occurred on the line in the years ended June 30, 2001 and 2000.

NOTE 9: STOCKHOLDERS' EQUITY AND COMMON STOCK PLANS

     Authorized common stock of the Company consists of 100,000,000 shares of $.50 par value. At June 30, 2001, 3,933,627 shares of common stock were reserved for possible issuance under stock option plans. Additionally, there are 5,000,000 shares of $.50 par value preferred stock authorized. The preferred stock is

                              WMS INDUSTRIES INC.

issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by the Board of Directors.

     On April 6, 1998, the WMS Rights Agreement became effective. Under the Rights Agreement, each share of WMS common stock has an accompanying Right to purchase, under certain conditions, one one-hundredth of a share of the Company's Series A Preferred Stock at an exercise price of $100, permitting each holder to receive $200 worth of the Company's common stock valued at the then current market price. The rights become exercisable if any person or entity that did not, before the Plan was adopted, own 15% or more of our common stock, acquires beneficial ownership of 15% or more of our common stock. The Rights are redeemable by the Company at $.01 per Right, subject to certain conditions, at any time and expire in 2007.

     Under the stock option plans, the Company may grant both incentive stock options and nonqualified options on shares of common stock through the year 2011. Options may be granted to employees and under certain conditions to non-employee directors and consultants. The stock option committee has the authority to fix the terms and conditions upon which each employee option is granted, but in no event shall the term exceed ten years or generally be granted at less than 100% of the fair market value of the stock on the date of grant.

     On September 30, 1997, the Company entered into an agreement with each of the holders of all of the common stock options then outstanding, which were exercisable into 4,089,011 shares of WMS common stock, regarding an option adjustment in connection with our spin-off of Midway Games Inc. in 1998, to compensate the holders for the lost opportunity value represented by the shares of Midway distributed in the spin-off which option holders did not participate in. Expense related to the adjustment of stock options that were not vested as of June 30, 1998 was recorded and paid consistent with the options' vesting schedule. During fiscal 2001, 2000 and 1999, $196,000, $1,962,000 and $3,037,000
of such expense was recorded, respectively. As of June 30, 2001, all obligations under this agreement had been paid.

     The Company accounts for stock options for purposes of determining net income in accordance with APB No. 25.

     A summary of the status of the Company's stock option plans for the three years ended June 30, 2001 was as follows:

                                                                                WEIGHTED
                                                               SHARES           AVERAGE
                                                           (IN THOUSANDS)    EXERCISE PRICE
                                                           --------------    --------------
Outstanding at June 30, 1998...........................         4,406            $ 3.65
Granted................................................           456              9.93
Exercised..............................................        (2,396)             3.38
Forfeited..............................................          (137)             3.67
                                                               ------
Outstanding at June 30, 1999...........................         2,329              5.16
Granted................................................         1,103              9.62
Exercised..............................................          (491)             3.21
Forfeited..............................................          (261)             6.56
                                                               ------
Outstanding at June 30, 2000...........................         2,680              6.97
Granted................................................         1,626             18.40
Exercised..............................................        (1,316)             5.69
Forfeited..............................................          (667)            15.95
                                                               ------
Outstanding at June 30, 2001...........................         2,323             13.03
                                                               ======

                              WMS INDUSTRIES INC.

     The following tables summarize information about stock options outstanding at June 30, 2001:

                                           OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                            -------------------------------------------------    -----------------------------
                                               WEIGHTED
                                               AVERAGE
                              NUMBER          REMAINING           WEIGHTED         NUMBER          WEIGHTED
                            OUTSTANDING    CONTRACTUAL LIFE       AVERAGE        OUTSTANDING       AVERAGE
RANGE OF EXERCISE PRICES       (000)           IN YEARS        EXERCISE PRICE       (000)       EXERCISE PRICE
------------------------    -----------    ----------------    --------------    -----------    --------------
$ 2.51 - $ 3.75.........         245             3.1               $3.40             217            $3.35
  4.32 -   5.25.........          88             6.9                4.49              24             4.40
  7.13 -  10.50.........         672             8.5                8.84              45             9.38
 10.75 -  15.00.........         260             8.6               12.22             190            12.19
 17.31 -  22.88.........       1,058             9.4               18.83              --               --
                               -----                                                 ---
  2.51 -  22.88.........       2,323             8.3               13.03             476             7.51

     At June 30, 2001, 1,611,000 shares were available for future grants under the plans. At June 30, 2000, 1,386,000 options with a weighted average exercise price of $5.38 per share were exercisable. At June 30, 1999, 1,566,000 options with a weighted average exercise price of $4.03 per share were exercisable.

     The Company has a Treasury Share Bonus Plan for key employees covering all the shares of common stock held in the treasury. The vesting and other terms of the awards are flexible. No awards of treasury stock were outstanding at June 30, 2001 or 2000.

     SFAS No. 123 regarding stock option plans permits the use of APB 25 but requires the inclusion of certain pro forma disclosures in the footnotes. Pro forma net income and net income per share adjusted for the pro forma expense provisions of SFAS No. 123 for the years ended June 30, 2001, 2000 and 1999 were:

                                                           2001        2000       1999
                                                         --------    --------    -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Pro forma net income.................................    $33,230     $28,646     $4,784
Pro forma net income per share:
  Basic..............................................    $  1.05     $  0.94     $ 0.16
  Diluted............................................    $  1.04     $  0.91     $ 0.16

     The pro forma fair value of each option grant is estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions used for modifications and grants in fiscal 2001, 2000 and 1999: dividend yield 0% for all three years; expected volatility of .60 in fiscal 2001, .75 in fiscal 2000 and .80 for fiscal 1999; risk free interest rates of 5.00% in 2001, 6.00% in 2000 and 5.95% in 1999; and expected life of the options of 6 years for fiscal 2001, 2000 and 1999. The weighted average pro forma fair value, using the Black-Scholes assumptions noted above, of the options granted during fiscal 2001, 2000 and 1999 was $11.25, $6.75 and $7.22, respectively.

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

                              WMS INDUSTRIES INC.

     In fiscal year 2000, one domestic customer accounted for approximately 10.3% of consolidated sales. No customers accounted for more than 10% in fiscal years 2001 and 1999.

     The amount reported for cash equivalents and short-term investments is considered to be a reasonable estimate of their fair value.

NOTE 11: COMMITMENTS

     The Company leases certain of its office facilities and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at June 30, 2001 as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2002........................................................      $  986
2003........................................................         767
2004........................................................         708
2005........................................................         667
2006........................................................         256
Thereafter..................................................          23
                                                                  ------
                                                                  $3,407
                                                                  ======

     Rent expense for fiscal 2001, 2000 and 1999 was $1,730,000, $1,340,000 and
$1,332,000, respectively.

     The Company has commitments for minimum royalty payments related to licensed brand names and other intellectual property that aggregate $8.7 million at June 30, 2001 and are payable over five years.

NOTE 12: RETIREMENT PLANS

     The Company sponsors 401(k) defined contribution plans within the United States. The plans cover full time employees and provide for Company contributions of up to 3 percent of covered employees' compensation as defined in the plans. The Company's expense for the defined contribution plans totaled $385,000, $437,000 and $303,000 in fiscal years 2001, 2000 and 1999, respectively.

                              WMS INDUSTRIES INC.

NOTE 13: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for fiscal 2001 and 2000 is as follows, and has been restated to reflect discontinued operations of the pinball and cabinet segment and the contract manufacturing segment:

                                                 SEPT. 30    DEC. 31    MAR. 31    JUNE 30
                                                   2000        2000       2001       2001
                                                 ---------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2001 QUARTERS
Revenues.......................................   $59,842    $67,408    $70,748    $65,774
Gross profit...................................    34,183     38,226     41,581     41,004
Net income.....................................     9,463     11,033     12,671      3,160
Per share of common stock:
Basic:
  Net income...................................   $  0.30    $  0.35    $  0.40    $  0.10
                                                  -------    -------    -------    -------
  Shares used..................................    31,087     31,601     31,646     31,898
                                                  -------    -------    -------    -------
Diluted:
  Net income...................................   $  0.30    $  0.34    $  0.39    $  0.10
                                                  -------    -------    -------    -------
  Shares used..................................    31,766     32,324     32,275     32,586
                                                  -------    -------    -------    -------

     The September 30, 2000, December 31, 2000, March 31, 2001 and June 30, 2001 quarters include an after-tax charge of $0.3 million, $0.01 per diluted share, $1.6 million, $0.04 per diluted share, $0.2 million, $0.01 per diluted share and $0.2 million, $0.01 per diluted share, respectively, for the relocation of manufacturing operations and corporate headquarters during the fiscal year. The December 31, 2000 and June 30, 2001 quarters include after-tax earnings of $1.6 million, $0.05 per diluted share, and $2.8 million, $0.09 per diluted share, respectively, for the final adjustments related to the discontinued pinball and cabinet business. The June 30, 2001 quarter includes an after-tax charge of $13.0 million, $0.40 per diluted share, for an executive buyout agreement.

                                                 SEPT. 30    DEC. 31    MAR. 31    JUNE 30
                                                   1999        1999       2000       2000
                                                 ---------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2000 QUARTERS
Revenues......................................    $48,302    $52,025    $49,331    $67,971
Gross profit..................................     27,806     28,457     28,416     36,391
Net income (loss).............................     (4,720)    15,558      7,709     11,259
Per share of common stock:
Basic:
  Net income (loss)...........................    $ (0.15)   $  0.51    $  0.25    $  0.37
                                                  -------    -------    -------    -------
  Shares used.................................     30,488     30,573     30,726     30,780
                                                  -------    -------    -------    -------
Diluted:
  Net income (loss)...........................    $ (0.15)   $  0.50    $  0.25    $  0.36
                                                  -------    -------    -------    -------
  Shares used.................................     30,488     31,305     31,361     31,401
                                                  -------    -------    -------    -------

     The December 31, 1999, March 31, 2000 and June 30, 2000 quarters include an after-tax charge of $0.6 million, $0.02 per diluted share, $0.5 million, $0.02 per diluted share and $0.1 million, nil per diluted share, respectively, for the spin-off related adjustment to WMS outstanding common stock options vesting

                              WMS INDUSTRIES INC.

during each quarter. The December 31, 1999 and June 30, 2000 quarters include an after-tax reversal of an excess accrual of $8.2 million, $0.26 per diluted share, and $1.5 million, $0.05 per diluted share, related to the settlement of patent litigation. The September 30, 1999 quarter includes an after-tax charge of $13.6 million, $0.44 per diluted share, for the discontinuance of the pinball and cabinet business. The June 30, 2000 quarter includes an after-tax charge of $1.7 million, $0.05 per diluted share, for the discontinuance of the contract manufacturing segment. The September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000 quarters include after-tax earnings of $0.1 million, nil per diluted share, $0.1 million, nil per diluted share, $0.2 million, $0.01 per diluted share, and $0.1 million, nil per diluted share, respectively, for the discontinued contract manufacturing segment.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                COLUMN C
COLUMN A                           COLUMN B     ADDITIONS     COLUMN D            COLUMN E
--------------------------------  ----------   -----------   ----------   ------------------------
                                  BALANCE AT     CHARGED      CHARGED       BALANCE      BALANCE
                                  BEGINNING        TO            TO       DEDUCTIONS        AT
                                      OF        COSTS AND      OTHER        AMOUNTS       END OF
DESCRIPTION                         PERIOD      EXPENSES      ACCOUNTS    WRITTEN OFF     PERIOD
-----------                       ----------   -----------   ----------   -----------   ----------
Allowance for receivables:(1)
  2001..........................  $3,592,000   $   815,000                $  476,000    $3,931,000
  2000..........................  $2,883,000   $ 1,943,000   $       --   $1,234,000    $3,592,000
  1999..........................  $2,197,000   $ 2,979,000   $       --   $2,293,000    $2,883,000
Reserves for asset write-downs
  related to discontinued
  operations:
  2001..........................  $9,530,000   $        --   $       --   $9,530,000    $       --
  2000..........................  $       --   $12,794,000   $       --   $3,264,000    $9,530,000
  1999..........................  $       --   $        --   $       --   $       --    $       --

-------------------------
(1) Restated for effect of discontinued operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of September, 2001.

                                          WMS INDUSTRIES INC.

                                          By:     /s/ BRIAN R. GAMACHE
                                            ------------------------------------
                                                     Brian R. Gamache
                                                    President & Chief Executive
                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 POSITIONS                     DATE
                   ---------                                 ---------                     ----
             /s/ LOUIS J. NICASTRO                Chairman of the Board             September 26, 2001
------------------------------------------------
               Louis J. Nicastro

              /s/ BRIAN R. GAMACHE                President, Chief Executive        September 26, 2001
------------------------------------------------    Officer and Director
                Brian R. Gamache                    (Principal Executive Officer)

           /s/ SCOTT D. SCHWEINFURTH              Executive Vice President, Chief   September 26, 2001
------------------------------------------------    Financial Officer and
             Scott D. Schweinfurth                  Treasurer (Principal Financial
                                                    and Principal Accounting
                                                    Officer)

              /s/ NORMAN J. MENELL                Vice Chairman of the Board of     September 26, 2001
------------------------------------------------    Directors
                Norman J. Menell

           /s/ WILLIAM C. BARTHOLOMAY             Director                          September 26, 2001
------------------------------------------------
             William C. Bartholomay

             /s/ WILLIAM E. MCKENNA               Director                          September 26, 2001
------------------------------------------------
               William E. McKenna

               /s/ DONNA B. MORE                  Director                          September 26, 2001
------------------------------------------------
                 Donna B. More

              /s/ NEIL D. NICASTRO                Director                          September 26, 2001
------------------------------------------------
                Neil D. Nicastro

                /s/ HARVEY REICH                  Director                          September 26, 2001
------------------------------------------------
                  Harvey Reich

             /s/ DAVID M. SATZ, JR.               Director                          September 26, 2001
------------------------------------------------
               David M. Satz, Jr.

              /s/ IRA S. SHEINFELD                Director                          September 26, 2001
------------------------------------------------
                Ira S. Sheinfeld

                                 EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------
3(a)     Amended and Restated Certificate of Incorporation of WMS
         dated February 17, 1987; Certificate of Amendment dated
         January 28, 1993; and Certificate of Correction dated May 4,
         1994, incorporated by reference to Exhibit 3(a) to WMS's
         Annual Report on Form 10-K for the year ended June 30, 1994
         (the "1994 10-K").
3(b)     Certificate of Amendment to the Amended and Restated
         Certificate of Incorporation of WMS, as filed with the
         Secretary of State of the State of Delaware on February 25,
         1998, incorporated by reference to Exhibit 3.1 to WMS's
         Quarterly Report on Form 10-Q for the fiscal quarter ended
         March 31, 1998.
3(c)     Form of Certificate of Designations of Series A Preferred
         Stock incorporated by reference to Exhibit A to the Rights
         Agreement filed as Exhibit 1 to WMS's Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the
         "Form 8-A").
3(d)     By-Laws of WMS, as amended and restated through June 26,
         1996, incorporated by reference to Exhibit 3(b) to WMS's
         Annual Report on Form 10-K for the year ended June 30, 1996.
4        Rights Agreement dated as of March 5, 1998 between WMS and
         The Bank of New York, as Rights Agent, incorporated by
         reference to Exhibit B to the Form 8-A).
10(a)    1982 Employee Stock Option Plan, as amended, incorporated by reference to Exhibit 10(e) to the 1994 10-K.
10(b)    1991 Stock Option Plan, as amended, incorporated by
         reference to Exhibit 10(f) to the 1994 10-K.
10(c)    1993 Stock Option Plan, incorporated by reference to Exhibit
         10(g) to the 1994 10-K.
10(d)    1994 Stock Option Plan, incorporated by reference to
         Appendix A to WMS's Definitive Proxy Statement dated
         December 12, 1994.
10(e)    Form of Indemnity Agreement authorized to be entered into
         between WMS and each officer and director approved by the
         Board of Directors, incorporated by reference to Exhibit
         10(k) to the 1994 10-K.
10(f)    WMS Industries Inc. Treasury Share Bonus Plan adopted April
         19, 1993, incorporated by reference to Exhibit 10(ee) to
         WMS's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1993.
10(g)    Voting Proxy Agreement dated September 21, 1995 among Louis
         J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and
         National Amusements, Inc., incorporated by reference to
         Exhibit 10(u) to WMS's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1995.
10(h)    Tax Sharing Agreement dated as of July 1, 1996 among WMS,
         Midway, Atari Games Corporation ("Atari") and others,
         incorporated by reference to Exhibit 10.2 to Midway's
         Registration Statement on Form S-1 (File No. 333-11919) (the
         "Midway S-1").
10(i)    Patent License Agreement dated as of July 1, 1996 among WMS,
         Williams Electronics Games, Inc. ("WEG") and Midway,
         incorporated by reference to Exhibit 10.4 to the Midway S-1.
10(j)    Amendment to Article III, Section 3 (Option Adjustments) of
         1982 Employee Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS's Definitive Proxy Statement on
         Schedule 14A as filed with the Commission on December 11,
         1996 (the "1996 Proxy Statement").
10(k)    Amendment to Article III, Section 3 (Option Adjustments) of
         1991 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to the 1996 Proxy Statement.
10(l)    Amendment to Article III, Section 3 (Option Adjustments) of
         1993 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to the 1996 Proxy Statement.
10(m)    Amendment to Article III, Section 3 (Option Adjustments) of
         1994 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to the 1996 Proxy Statement.
10(n)    1998 Non-Qualified Stock Option Plan, incorporated by
         reference to Exhibit 4.6(a) to WMS's Registration Statement
         No. 333-57585 on Form S-8 filed with the Commission on June
         24, 1998.

EXHIBIT  DESCRIPTION
-------  -----------
10(o)    Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to Exhibit 3 to the Report on Form 8-K filed April 17, 1998 (the "April
         1998 8-K").
10(p)    Information Systems Service Agreement dated as of April 6,
         1998 between WEG and Midway, incorporated by reference to
         Exhibit 10.27 to the Midway Annual Report on Form 10-K for
         the fiscal year ended June 30, 1998 (the "Midway 1998
         10-K").
10(q)    Confidentiality and Non-Competition Agreement dated as of
         April 6, 1998 between WMS and Midway, incorporated by
         reference to Exhibit 10.28 to the Midway 1998 10-K.
10(r)    Right of First Refusal Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit
         10.29 to the Midway 1998 10-K.
10(s)    Third Parties Agreement dated as of April 6, 1998 between
         WMS and Midway, incorporated by reference to Exhibit 10.30 to the Midway 1998 10-K.
10(t)    Tax Separation Agreement dated as of April 6, 1998 between
         WMS and Midway, incorporated by reference to Exhibit 10.32 to the Midway 1998 10-K.
10(u)    Tax Indemnification Agreement dated as of April 6, 1998
         between WMS and Midway, incorporated by reference to Exhibit
         10.33 to the Midway 1998 10-K.
10(v)    Worldwide Merchandising Agreement/License Agreement Summary
         and License Agreement between WMS Gaming Inc., Hasbro, Inc.
         and Hasbro International, Inc. dated as of the first day of
         September, 1997, incorporated by reference to Exhibit 99.1 to WMS's Registration Statement No. 83021 on Form S-3 filed with the Commission on July 16, 1999 (the "1999 S-3").
         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
         Commission.
10(w)    Amendment to License Agreement between WMS Gaming Inc.,
         Hasbro, Inc. and Hasbro International, Inc. dated 1998,
         incorporated by reference to Exhibit 99.2 to the 1999 S-3.
         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
         Commission.
10(x)    2000 Non-Qualified Stock Option Plan, incorporated by
         reference to Exhibit 10(dd) to WMS' Annual Report on Form
         10-K for the fiscal year ended June 30, 2000 (the "2000
         10-K").
10(y)    Employment Agreement between Scott D. Schweinfurth and WMS dated May 19, 2000, incorporated by reference to Exhibit
         10(ee) to the 2000 10-K.
10(z)    Employment Agreement between Orrin J. Edidin and WMS dated
         May 8, 2000, incorporated by reference to Exhibit 10(ff) to the 2000 10-K.
10(aa)   Employment Agreement between Robert R. Rogowski and WMS
         dated May 1, 2000, incorporated by reference to Exhibit
         10(hh) to WMS' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000.
10(bb)   2000 Stock Option Plan, incorporated by reference to WMS'
         Proxy Statement for its 2001 Annual Meeting filed with the
         Commission on December 8, 2000.
10(cc)   Amendment 1 to Employment Agreement between Scott D.
         Schweinfurth and WMS dated June 4, 2001.
10(dd)   Amendment 1 to Employment Agreement between Orrin J. Edidin and WMS dated June 4, 2001.
10(ee)   Letter of Termination of Employment Agreement between Louis
         J. Nicastro and WMS dated June 14, 2001.
10(ff)   Employment Agreement between Brian R. Gamache and WMS dated as of June 15, 2001.
10(gg)   Amended and Restated Employment Agreement between Seamus M.
         McGill and WMS dated as of February 1, 2001.
10(hh)   Net Lease between Midway Amusement Games, LLC and Williams
         Electronics Games, Inc., dated August 3, 2001.
10(ii)   Settlement and Temporary Services Agreement dated August 31,
         2001.
10(jj)   Letter Amendment to Tax Separation Agreement dated September
         24, 2001.
21       Subsidiaries of the Registrant.
23       Consent of Ernst & Young LLP.