Form 10-Q
period 2001-09-30
WMS INDUSTRIES INC /DE/
filed 2001-11-14
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,189,807 shares of common stock, $.50 par value, were outstanding at November 7, 2001, excluding 77,312 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX

                                                                                        Page
                                                                                       Number
PART I.  FINANCIAL INFORMATION:

    ITEM 1.    Financial Statements:
               Condensed Consolidated Statements of Operations -
               Three months ended September 30, 2001 and 2000.......................      2

               Condensed Consolidated Balance Sheets -
               September 30, 2001 and June 30, 2001.................................      3

               Condensed Consolidated Statements of Cash Flows -
               Three months ended September 30, 2001 and 2000.......................      5

               Notes to Condensed Consolidated Financial Statements.................      6


    ITEM 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................      7


    ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk...........     10

PART II. OTHER INFORMATION:

    ITEM 1.    Legal Proceedings....................................................     10

    ITEM 6.    Exhibits and Reports on Form 8-K.....................................     10


SIGNATURES     .....................................................................     11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WMS INDUSTRIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended
                                                     September 30,
                                                  -------------------
                                                    2001        2000
                                                  -------     -------
Revenues:
   Machine sales                                  $20,858     $40,261
   Participation and lease                         25,448      19,581
                                                  -------     -------
      Total revenues                               46,306      59,842
                                                  -------     -------

Costs and Expenses:
   Cost of sales                                   11,667      22,746
   Cost of participation and lease revenue          3,417       2,913
   Research and development                         4,853       3,539
   Selling and administrative                      12,443      11,830
   Depreciation and amortization                    5,976       4,063
   Corporate relocation                               -           533
                                                  -------     -------
Total costs and expenses                           38,356      45,624
                                                  -------     -------
Operating income                                    7,950      14,218

Interest and other income and expense, net          1,295       1,047
                                                  -------     -------
Income before income taxes                          9,245      15,265

Provision for income taxes                          3,415       5,802
                                                  -------     -------

Net income                                        $ 5,830     $ 9,463
                                                  =======     =======

Earnings per share of common stock:
   Basic                                          $  0.18     $  0.30
                                                  =======     =======

   Diluted                                        $  0.18     $  0.30
                                                  =======     =======

Shares used in per share calculations:
   Basic                                           32,180      31,087
                                                  =======     =======

   Diluted                                         32,770      31,766
                                                  =======     =======


   See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)


                                                          September 30,        June 30,
                                                              2001               2001
                                                          -------------       ---------
ASSETS

Current assets:
 Cash and cash equivalents                                  $  25,741         $  14,963
 Short-term investments                                        72,048            71,524
                                                            ---------         ---------
                                                               97,789            86,487
 Receivables, net of allowances of $3,517 and $3,931           35,704            46,218
 Notes receivable, current portion                             13,935            13,857
 Income tax receivable                                            -              10,431
 Inventories, at lower of cost (FIFO) or market:
     Raw materials and work in progress                        20,380            16,656
     Finished goods                                            21,215            16,290
                                                            ---------         ---------
                                                               41,595            32,946
 Deferred income taxes                                          4,271             3,162
 Other current assets                                           3,366             2,078
                                                            ---------         ---------
     Total current assets                                     196,660           195,179

Gaming machines on participation or lease                      68,026            64,967
Less accumulated depreciation                                 (37,387)          (32,558)
                                                            ---------         ---------
                                                               30,639            32,409

Property, plant and equipment                                  51,405            48,731
Less accumulated depreciation                                 (17,906)          (16,758)
                                                            ---------         ---------
                                                               33,499            31,973

Other assets                                                   20,061            18,921
                                                            ---------         ---------

                                                            $ 280,859         $ 278,482
                                                            =========         =========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)
                                   (Unaudited)


                                                                    September 30,        June 30,
                                                                        2001               2001
                                                                    -------------       ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $   5,120         $   6,659
    Accrued compensation and related benefits                             3,181             5,753
    Income taxes payable                                                  1,018               -
    Other accrued liabilities                                             9,188             9,684
                                                                      ---------         ---------
       Total current liabilities                                         18,507            22,096


Stockholders' equity:
    Preferred stock (5,000,000 shares authorized, none issued)              -                 -
    Common stock (100,000,000 shares authorized, 32,264,119
        and 32,236,380 shares issued)                                    16,132            16,118
    Additional paid in capital                                          198,364           198,276
    Retained earnings                                                    48,221            42,391
    Accumulated other comprehensive income                                   17               (17)
                                                                      ---------         ---------
                                                                        262,734           256,768
    Treasury stock, at cost (77,312 shares)                                (382)             (382)
                                                                      ---------         ---------
       Total stockholders' equity                                       262,352           256,386
                                                                      ---------         ---------

                                                                      $ 280,859         $ 278,482
                                                                      =========         =========





See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                               2001          2000
                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  5,830      $  9,463
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                               5,976         4,063
    Deferred income taxes                                                      (1,072)       (1,022)
    Tax benefit from exercise of stock options                                     16         2,395
    Increase (decrease) from changes in operating assets and liabilities        8,665        (2,060)

                                                                             --------      --------
Net cash provided by operating activities                                      19,415        12,839

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                      (2,674)         (838)
Additions to gaming machines on participation or lease                         (3,059)       (4,586)
Acquisitions, net of cash acquired                                             (2,500)          -
Net change in short-term investments                                             (524)      (21,200)
                                                                             --------      --------
Net cash used by investing activities                                          (8,757)      (26,624)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on exercise of common stock options                                  86         3,355
                                                                             --------      --------

CASH FLOWS FROM DISCONTINUED OPERATIONS
Pinball and cabinet segment                                                       -          (1,864)
Contract manufacturing segment                                                    -            (231)
                                                                             --------      --------
Net cash used by discontinued operations                                          -          (2,095)

EFFECT OF EXCHANGE RATES ON CASH                                                   34           -
                                                                             --------      --------

Increase (decrease) in cash and cash equivalents                               10,778       (12,525)
Cash and cash equivalents at beginning of period                               14,963        19,869
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $ 25,741      $  7,344
                                                                             ========      ========




See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.


2.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and investments have been eliminated.

         Certain prior quarter balances have been reclassified to conform to the current quarter presentation.


3.       EARNINGS PER SHARE

         At September 30, 2001, the Company had 2,679,000 stock options outstanding. The diluted earnings per share calculation for the three months ended September 30, 2001 and 2000 is different from the basic earnings per share calculation because the diluted calculation includes 590,000 and 679,000 shares, respectively, of potential incremental shares of common stock from the hypothetical assumed exercise of employee stock options under the treasury stock method.


4.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS OF
         DOLLARS)

                                             Three Months Ended
                                                September 30,
                                             2001          2000
                                             ----          ----

         Income taxes paid                   $783        $5,730

5.       COMPREHENSIVE INCOME

         Comprehensive income consists of net income and foreign currency translation adjustments and totaled $5.9 million and $9.5 million for the three months ended September 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q, the terms "we", "us", "our" and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $0.50 par value per share. When we refer to "participation games" we mean arrangements by which we lease our gaming machines to casinos or other gaming machine operators for lease payment based upon a percentage of the net win of the gaming machines or based upon fixed daily fees.

This report contains forward-looking statements concerning our future business conditions and the outlook for WMS based on currently available information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of these risks and uncertainties, including, without limitation, the financial strength of the gaming industry, the expansion of legalized gaming into new markets and legislative and regulatory changes in existing gaming markets, the development, introduction and success of new games and new technologies and the ability to maintain the scheduling of such introductions, the occurrence of software anomalies that affect our games, our ability to qualify for and maintain gaming licenses and approvals and other risks more fully described under "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

SIGNIFICANT EVENTS AND TRENDS

WMS historically generates the lowest quarterly game sales volume of its fiscal year in the quarter ending September 30. This year, the September quarter gaming device sales were lower than normal resulting from the carryover impact of software anomalies. In the September 2001 quarter we focused on upgrading existing games to address these software anomalies.

The September 11 attack on America has caused increased security measures for domestic airline flights and reduced overall levels of business and leisure airline travel. The reduced travel has had an adverse affect on the casino and gaming industry. With the impact of the September 11 attacks exacerbating the economic slowdown, we believe that Nevada-based casino operators are reassessing their capital spending and leasing plans. This reassessment may continue to impact games sales volume and participation game revenues. We experienced reduced game play on our participation games in September, particularly in Las Vegas casinos, which had a small impact on our quarterly revenues and profitability. We expect reduced game play in the near-term, particularly in Las Vegas casinos, which may negatively impact our revenues and profitability.

We elected to delay the launch of the ninth MONOPOLY(TM) branded product, Party Train(TM), and the HOLLYWOOD SQUARES(TM) themed game to bring both of these products to market when casino patronage would likely return to more normal levels in Nevada. Both games have been approved by the Nevada regulators and by Gaming Laboratories Inc. for Native American casinos and riverboat casino markets. We launched the MONOPOLY Party Train game in Nevada during October 2001 and expect to conduct a launch of the HOLLYWOOD SQUARES game by December 2001.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and short-term investments of $97.8 million at September 30, 2001, along with our $50.0 million bank revolving line of credit that extends to May 1, 2002 and cash flow from operations will be adequate to fund the anticipated level of capital expenditures, cash to be invested in participation games, and increases in the levels of inventories and receivables required in the operation of our business.

Cash provided by operating activities before changes in operating assets and liabilities was $10.8 million for the first quarter of fiscal 2002, as compared to cash provided of $14.9 million for the first quarter of fiscal 2001. The current period's decrease relative to the comparable prior year's period was due to lower net income and a lower tax benefit from the exercise of common stock options in the current quarter, partially offset by greater depreciation expense in the current quarter.

The changes in operating assets and liabilities resulted in $8.7 million of cash inflow for the September 2001 quarter, compared with a cash outflow of $2.1 million during the September 2000 quarter. The cash inflow for the September 2001 quarter was primarily due to a $10.9 million decrease in accounts receivable and receipt of an $8.0 million income tax refund, partially offset by an $8.6 million increase in inventories, and a decrease in current liabilities from the comparable balances at June 30, 2001. The increase in inventories is primarily due to raw materials and finished goods for the MONOPOLY Party Train and HOLLYWOOD SQUARES participation games whose product launches were postponed until after September 30, 2001. The cash outflow for the September 2000 quarter was primarily due to an increase in inventories and a decrease in accrued compensation, offset, in part, by a decrease in accounts receivable from the comparable balances at June 30, 2000. We have not experienced significant bad debt expense in any of the periods represented.

Cash used by investing activities was $8.8 million for the September 2001 quarter, compared with cash used of $26.6 million for the September 2000 quarter. Cash used for the purchase of property, plant and equipment for the September 2001 quarter was $2.7 million compared with $0.8 million for the September 2000 quarter. This increase resulted from the continued renovation of our Chicago facility. Cash used for additions to gaming machines on participation or lease was $3.1 million and $4.6 million for the September 2001 and 2000 quarters, respectively. Net cash of $0.5 million was used for the purchase of short-term investments for the September 2001 quarter, compared to $21.2 million in the September 2000 quarter. We used $2.5 million of cash in the September 2001 quarter for the acquisition of Bigfoot Software Research & Development, LLC, which will be involved in the design and development of a proprietary wide-area progressive system for us.

Cash provided by financing activities, which was from the exercise of common stock options, was $0.1 million for the September 2001 quarter compared with $3.4 million for the September 2000 quarter due to a decline in the number of option exercises.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 2000


Consolidated revenues decreased 22.6% to $46.3 million in the quarter ended September 30, 2001 from $59.8 million in the quarter ended September 30, 2000. Total revenue decreased $13.5 million: $19.4 million from decreased gaming machine sales partially offset by a $5.9 million increase in participation and lease revenue. We shipped 2,050 video and reel-type gaming devices in the current quarter, resulting in product and parts sales of $20.9 million versus 4,559 gaming devices and $40.3 million of product and parts sales in the comparable prior year's quarter. Gaming machine sales were lower than normal due to the carryover impact on product sales from software anomalies that we experienced in the June 2001 quarter. The average sales price increased slightly from $8,287 in the prior year's quarter to $8,352 in the current year's quarter.

The increase in participation and lease revenue from $19.6 million in the September 2000 quarter to $25.4 million in the September 2001 quarter was due to an increase in the installed base of participation games of which we had a total of 5,940 units installed at September 30, 2001, compared to 4,434 units installed at September 30, 2000. The installed base increased due to increased placements of MONOPOLY and Puzzle Pays(TM) series games. Average net win per day for machines decreased from $45.38 in the September 2000 quarter to $40.18 in the September 2001 quarter. This decrease primarily reflects the incremental expansion of games and lower play levels, as well as lower daily revenues after the September 11 attack for our participation games in Nevada and other jurisdictions where we participate in the games' earnings. The backlog for our participation games stood at over 500 units as of September 30, 2001, and we expect that number to grow even further now that we are taking orders for SURVIVOR(TM) and HOLLYWOOD SQUARES.

Consolidated gross profit in the quarter ended September 30, 2001 declined 8.7% to $31.2 million from $34.2 million in the quarter ended September 30, 2000. The gross margin percentage increased from 57.1% in the quarter ended September 30, 2000 to 67.4% in the quarter ended September 30, 2001. The increase in gross margin percentage resulted from a shift in the revenue percentage mix from lower margin machine sales to higher margin participation and lease revenues.

Participation and lease revenues were 55.0% of total revenues in the September 2001 quarter, compared to 32.7% in the September 2000 quarter due to the decline in current quarter machine sales revenue. The gross profit margin on gaming machine sales was 44.1% in the September 2001 quarter, compared to 43.5% in the September 2000 quarter. The margin was consistent with the prior year's quarter even though production volume was down substantially this year because we now have all of our production lines fully reconfigured for our new manufacturing process, and we have implemented many phases of demand flow techniques. The gross profit margin on participation and lease revenues increased slightly from 85.1% in the September 2000 quarter to 86.6% in the September 2001.

Research and development expenses increased $1.3 million, or 37.1%, in the current quarter to $4.9 million from $3.5 million in the September 2000 quarter as we continued to invest in people and technologies to develop new games, product platforms and operating systems. The increase was primarily due to higher engineering expenditures and increased headcount, including expenditures related to developing our wide-area progressive system and costs to adapt our games for distribution to international markets. We anticipate these higher staffing levels will allow us to increase the number of new games we introduce in the future.

Selling and administrative expenses increased 5.2% from $11.8 million in the prior year's quarter to $12.4 million in the current year's quarter. We did not incur any costs in the September 2001 quarter related to the software anomalies that had not previously been accrued for at June 30, 2001.

Depreciation and amortization, which includes depreciation of participation games, increased during the current year's quarter to $6.0 million from $4.1 million in the prior year's quarter due to the increase in the average installed base of participation games. The average installed base was 5,843 units for the September 2001 quarter, compared to 4,049 units for the September 2000 quarter.

Operating income was $8.0 million in the current year's quarter, compared to operating income of $14.2 million in the prior year's quarter. The financial results of the current year's quarter reflect lower gross profits coupled with higher research and development costs related to new products and technology platforms, a 5.2% increase in selling and administrative expense, as well as higher depreciation charges related to the increase in the installed base of participation games.

The provision for income taxes on continuing operations decreased to $3.4 million in the current year's quarter from $5.8 million in the prior year's quarter. The decrease was due to lower pre-tax income in the current year's quarter. The effective tax rate was 37.0% in the September 2001 quarter, compared to 38.0% in the September 2000 quarter. This lower effective rate reflects the beneficial tax treatment of foreign sourced income and dividend investment income, and higher tax credits in the current quarter.

Net income was $5.8 million, or $0.18 per diluted share, for the current year's quarter compared to net income of $9.5 million, or $0.30 per diluted share, for the prior year's quarter.

MONOPOLY(TM) is a trademark of Hasbro, Inc.(TM) & (C) 2001 Hasbro, Inc. Used with permission. All rights reserved.

HOLLYWOOD SQUARES(TM) is a registered trademark of King World Productions, Inc. Used under license from CBS Consumer Products. All rights reserved.

SURVIVOR(TM) is a registered trademark of Survivor Productions LLC. Used under license from CBS Consumer Products. All rights reserved.

Puzzle Pays(TM) and Party Train(TM) are trademarks of WMS Gaming Inc.(C) 2001 WMS Gaming Inc. All rights reserved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.




                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(a) Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the quarter ended June 30, 1994.

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

3(d) By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the quarter ended June 30, 1996.

(b) Reports on Form 8-K.
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WMS INDUSTRIES INC.




Dated:  November 14, 2001           By: /s/ Scott D. Schweinfurth
                                    Scott D. Schweinfurth
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)