Form 10-Q
period 2001-12-31
WMS INDUSTRIES INC /DE/
filed 2002-02-13
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,149,907 shares of common stock, $.50 par value, were outstanding at February 8, 2002, excluding 118,712 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX



PART I. FINANCIAL INFORMATION:                                            Page
                                                                         Number

    ITEM 1.  Financial Statements:
             Condensed Consolidated Income Statements -
             Three and six months ended December 31, 2001 and 2000.......   2

             Condensed Consolidated Balance Sheets -
             December 31, 2001 and June 30, 2001.........................   3

             Condensed Consolidated Statements of Cash Flows -
             Six months ended December 31, 2001 and 2000.................   5

             Notes to Condensed Consolidated Financial Statements........   6


    ITEM 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   8

    ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk..  14


PART II.  OTHER INFORMATION:


    ITEM 4.  Submission of Matters to a Vote of Security Holders.........  15

    ITEM 6.  Exhibits and Reports on Form 8-K............................  15



SIGNATURES   ............................................................  17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WMS INDUSTRIES INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                                        Three Months ended         Six Months ended
                                                                           December 31,              December 31,
                                                                      ---------------------     ---------------------
                                                                        2001         2000         2001         2000
                                                                      --------     --------     --------     --------
Revenues
    Machine sales                                                     $ 25,483     $ 45,611     $ 46,341     $ 85,872
    Participation and lease                                             23,604       21,797       49,052       41,378
                                                                      --------     --------     --------     --------
      Total revenues                                                    49,087       67,408       95,393      127,250
                                                                      --------     --------     --------     --------

Costs and expenses
    Cost of sales                                                       14,896       26,196       26,563       48,922
    Cost of participation and lease revenue                              3,613        2,918        7,030        5,831
    Research and development                                             6,358        3,473       11,211        6,832
    Selling and administrative                                          13,567       13,900       26,010       25,930
    Depreciation and amortization                                        6,078        4,379       12,054        8,442
    Corporate relocation                                                   -          2,540          -          3,073
                                                                      --------     --------     --------     --------
Total costs and expenses                                                44,512       53,406       82,868       99,030
                                                                      --------     --------     --------     --------
Operating income                                                         4,575       14,002       12,525       28,220

Interest and other income and expense, net                                 639        1,184        1,934        2,231
                                                                      --------     --------     --------     --------
Income from continuing operations before income taxes                    5,214       15,186       14,459       30,451

Provision for income taxes                                               1,929        5,769        5,343       11,571
                                                                      --------     --------     --------     --------
Income from continuing operations                                        3,285        9,417        9,116       18,880

Discontinued operations, net of applicable income taxes:
    Pinball and cabinets segment-income related to discontinuance          -          1,616          -          1,616
                                                                      --------     --------     --------     --------

Net income                                                            $  3,285     $ 11,033     $  9,116     $ 20,496
                                                                      ========     ========     ========     ========

Basic earnings per share of common stock:
    Income from continuing operations                                 $   0.10     $   0.30     $   0.28     $   0.60
    Income  from discontinued operations                                   -           0.05          -           0.05
                                                                      --------     --------     --------     --------
    Net income                                                        $   0.10     $   0.35     $   0.28     $   0.65
                                                                      ========     ========     ========     ========

Diluted earnings per share of common stock:
    Income from continuing operations                                 $   0.10     $   0.29     $   0.28     $   0.59
    Income  from discontinued operations                                   -           0.05          -           0.05
                                                                      --------     --------     --------     --------
    Net income                                                        $   0.10     $   0.34     $   0.28     $   0.64
                                                                      ========     ========     ========     ========

Shares used in per share calculations:
    Basic                                                               32,189       31,601       32,185       31,344
                                                                      ========     ========     ========     ========
    Diluted                                                             32,684       32,324       32,728       31,991
                                                                      ========     ========     ========     ========

    See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                           December 31,      June 30,
                                                               2001            2001
                                                           ------------     ---------
                                                            (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                 $  20,480      $  14,963
   Short-term investments                                       72,528         71,524
                                                             ---------      ---------
                                                                93,008         86,487
   Receivables, net of allowances of $ 3,459 and $ 3,931        37,291         46,218
   Notes receivable, current portion                            13,082         13,857
   Income tax receivable                                         7,435         10,431
   Inventories, at lower of cost (FIFO) or market:
      Raw materials and work in progress                        17,773         16,656
      Finished goods                                            24,085         16,290
                                                             ---------      ---------
                                                                41,858         32,946
   Deferred income taxes                                         2,666          3,162
   Other current assets                                          3,916          2,078
                                                             ---------      ---------
      Total current assets                                     199,256        195,179

Gaming machines on participation or lease                       70,349         64,967
Less accumulated depreciation                                  (40,831)       (32,558)
                                                             ---------      ---------
                                                                29,518         32,409

Property, plant and equipment                                   55,759         48,731
Less accumulated depreciation                                  (19,059)       (16,758)
                                                             ---------      ---------
                                                                36,700         31,973
Other assets                                                    21,765         18,921
                                                             ---------      ---------

                                                             $ 287,239      $ 278,482
                                                             =========      =========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                 December 31,      June 30,
                                                                     2001            2001
                                                                 ------------     ---------
                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $   6,307      $   6,659
   Accrued compensation and related benefits                           4,999          5,753
   Other accrued liabilities                                          10,047          9,684
                                                                   ---------      ---------
      Total current liabilities                                       21,353         22,096


Stockholders' equity:
   Preferred stock (5,000,000 shares authorized, none issued)            -              -
   Common stock (100,000,000 shares authorized, 32,268,619 and
      32,236,380 shares issued)                                       16,134         16,118
   Additional paid-in capital                                        198,632        198,276
   Retained earnings                                                  51,507         42,391
   Accumulated other comprehensive income                                 (5)           (17)
                                                                   ---------      ---------
                                                                     266,268        256,768
   Treasury stock, at cost (77,312 shares)                              (382)          (382)
                                                                   ---------      ---------
      Total stockholders' equity                                     265,886        256,386
                                                                   ---------      ---------

                                                                   $ 287,239      $ 278,482
                                                                   =========      =========



See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                             ----------------------
                                                                               2001          2000
                                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  9,116      $ 20,496
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Discontinued operations:
       Income from pinball and cabinets segment                                   -          (1,616)
    Non-cash loss on corporate relocation                                         -           1,971
    Depreciation and amortization                                              12,054         8,442
    Receivables provision                                                         -             125
    Deferred income taxes                                                      (1,328)        1,096
    Tax benefit from exercise of stock options                                    245         3,676
    Increase (decrease) from changes in operating assets and liabilities        2,685       (19,697)
                                                                             --------      --------
Net cash provided by continuing operating activities                           22,772        14,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                      (7,028)       (1,485)
Additions to gaming machines on participation or lease                         (6,862)      (12,624)
Acquisition, net of cash acquired                                              (2,500)          -
Net change in short-term investments                                           (1,004)      (17,900)
                                                                             --------      --------
Net cash used by investing activities                                         (17,394)      (32,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received on exercise of common stock options                                 127         3,702

CASH FLOWS FROM DISCONTINUED OPERATIONS:
    Pinball and cabinets segment                                                  -             252
    Contract manufacturing segment                                                -             746
                                                                             --------      --------
Net cash provided by discontinued operations                                      -             998

EFFECT OF EXCHANGE RATES ON CASH                                                   12           -
                                                                             --------      --------

Increase (decrease) in cash and cash equivalents                                5,517       (12,816)
Cash and cash equivalents at beginning of period                               14,963        19,869
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $ 20,480      $  7,053
                                                                             ========      ========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.


2.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and investments have been eliminated.

     Certain prior period balances have been reclassified to conform to the current period presentation.


3.   EARNINGS PER SHARE

     At December 31, 2001, the Company had 2,809,842 stock options outstanding. The diluted earnings per share calculation for the three months and six months ended December 31, 2001 and 2000 is different from the basic earnings per share calculation because the diluted calculation includes potential incremental shares of common stock outstanding from the hypothetical assumed exercise of employee stock options under the treasury stock method. For the three months ended December 31, 2001 and 2000, the diluted calculation includes 495,000 and 723,000 shares, respectively, of potentially incremental shares outstanding. For the six months ended December 31, 2001 and 2000, the diluted calculation includes 543,000 and 647,000 shares, respectively, of potentially incremental shares outstanding. For the three months and six months ended December 31, 2001, the diluted earnings per share calculation is exclusive of 439,000 and 274,000 option shares respectively, because the option exercise price was greater than the average market price of the common stock for the period, and therefore, the effect would be antidilutive.

     The following summarizes the stock options exercised during the periods indicated:

                                             Three Months Ended          Six Months Ended
                                                December 31,               December 31,
                                                ------------               -----------
                                              2001         2000         2001          2000
                                              ----         ----         ----          ----
         Stock options exercised             4,500      107,514       32,239       778,435
         Weighted average exercise price    $ 5.88     $   3.24      $  3.93      $   4.76

4.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS OF DOLLARS)

                                               Six Months Ended
                                                 December 31,
                                                 ------------
                                               2001         2000
                                               ----         ----
           Income taxes paid                 $ 11,131    $ 14,537


5.   COMPREHENSIVE INCOME

     Comprehensive income consists of net income and foreign currency translation adjustments and totaled $3.3 million and $11.0 million for the three months ended December 31, 2001 and 2000, respectively, and totaled $9.1 million and $20.5 million for the six months ended December 31, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q, the terms "we", "us", "our" and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $0.50 par value per share. When we refer to "participation games" we mean arrangements by which we lease our gaming machines to casinos or other gaming machine operators for lease payments based upon a percentage of the net win of the gaming machines or based upon fixed daily fees.

This report contains forward-looking statements concerning our future business conditions and outlook based on currently available information that involves risks and uncertainties. These statements reflect information as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of these risks and uncertainties, including, without limitation, the financial strength of the gaming industry, the expansion of legalized gaming into new markets and legislative and regulatory changes in existing gaming markets, the development, introduction and success of new games and new technologies and the ability to maintain the scheduling of such introductions, the occurrence of software anomalies that affect our games and our ability to correct such anomalies, our ability to qualify for and maintain gaming licenses and approvals and other risks more fully described under "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2001. It is not possible to foresee or identify all such factors. WMS makes no commitment to update any forward-looking statements or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.


SIGNIFICANT EVENTS AND TRENDS

The September 11 attack on America has caused increased security measures for domestic airline flights and reduced overall levels of business and leisure airline travel. The reduced travel has had an adverse effect on the casino and gaming industry in Nevada. With the impact of the September 11 attacks exacerbating the general economic slowdown, we believe Nevada-based casino operators reassessed and lowered their capital spending and leasing plans. This reassessment may continue to impact game sales volume and participation revenues. We experienced reduced game play on our participation games in the December 2001 quarter, particularly in Las Vegas casinos and expect reduced game play in the near-term in Las Vegas casinos, which may negatively impact our revenues and profitability.

We elected to delay the launch of the ninth MONOPOLY(TM) product, Party Train(TM), and our new HOLLYWOOD SQUARES(R) game from the September 2001 quarter to bring both of these products to market when casino patronage levels would likely return to more normal levels in Nevada. We launched the MONOPOLY Party Train game in Nevada in October 2001 and in most other gaming jurisdictions later in the December 2001 quarter. We launched the HOLLYWOOD SQUARES participation games in January 2002 at four Harrah's Entertainment, Inc. properties in Iowa and Missouri and at the Rincon Band temporary facility in California. We expect additional regulatory approvals so we can introduce the product in thirteen additional Harrah's properties in Nevada, Arizona, Louisiana, Kansas and Indiana in February 2002. Harrah's will have a limited exclusivity period for the HOLLYWOOD SQUARES slot machines in all jurisdictions in which Harrah's operates.

We first reported in April 2001 that certain of our gaming machines experienced software anomalies that permitted fraudulent player manipulation. We implemented software changes in all of our games that we believed resolved these particular anomalies. In November 2001, we identified and reported to gaming regulators two other software issues with the operating system of our games in Nevada and Mississippi regarding an increased number of lockups of our gaming devices. We believe these issues, which did not permit fraudulent player manipulation, relate to an upgrade of the operating system software we installed at the request of the regulators in October and November in these two jurisdictions.

As a result of these anomalies and the publicity concerning them, in the December 2001 quarter we experienced delays in receiving regulatory approvals for new games in certain jurisdictions due to regulators increased scrutiny of our efforts to improve our operating system software. As we did not receive regulatory approvals when originally anticipated, we experienced lower game sales as our customers postponed over 300 game shipments and cancelled over 200 game orders. The approval delays contributed to lower participation game revenue in these jurisdictions because we were unable to refresh our installed base of participation games in a timely manner.

To address the software anomaly issues and to revitalize our technology foundation, WMS is simultaneously executing the following three-step plan:

     - In the near term, we plan to rewrite critical operating code segments, secure third-party critiques of our design process, and perform code audits and other software tests. This will be done to address the root cause of these software anomalies to improve the stability of the current operating system. We currently anticipate two releases of upgrades to our operating system for games installed at casinos: one in late spring 2002 and one next winter.
     - In the mid-term, we plan to develop, license or acquire a new operating system for our newly developed hardware platform to be launched in fiscal 2004. We also expect to broaden our product line to include mechanical reel spinning games, poker games and wide-area progressive games to be a full service gaming machine provider to our customers.
     - In the long-term, we plan to develop a next generation operating system, which we believe will integrate leading technologies for the gaming industry.

We anticipate that our introduction of new games will slow as we devote more time to testing our software and as regulators review and evaluate new technology. In a few jurisdictions, regulators are awaiting the next upgrade to our operating system before they will begin approving new games. We believe this upgrade will be ready in late spring 2002. However, all other jurisdictions are approving new games we have submitted. We expect lower revenues from game sales over the next twelve months as a result of fewer game approvals due to more stringent regulatory reviews. We may have lower participation game revenue because we may be unable to refresh our installed base of participation games in a timely manner due to more stringent regulatory reviews.

We intend to introduce new games for sale and our new participation series, PAC-MAN(TM), on our current operating system in this fiscal year. We also intend to introduce new MONOPOLY(TM) branded and Puzzle Pays(TM) games later this fiscal year. In the June 2002 quarter, we plan to introduce SURVIVOR(TM) as a wide-area progressive game under our agreement with International Game Technology, which uses IGT's operating system and gaming platform.

To partially offset an anticipated reduction in revenues and an increase in product development expenses we expect to incur to implement this technology enhancement plan, we reduced our workforce in January 2002. We recorded a non-recurring, pre-tax charge of $1.3 million, or $0.03 per diluted share (after tax), in the December 2001 quarter for employee separation costs. These personnel reductions along with other cost savings are anticipated to reduce operating expenses by 11% over the next twelve months.


CRITICAL ACCOUNTING POLICIES

We value inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. In addition, demand for parts inventory is subject to technical obsolescence. Inventory on hand in excess of forecasted demand would be written down to market value. Actual demand may differ from anticipated demand, and such differences may have a material effect on the financial statements.

Our production overhead expenses are capitalized in finished goods inventory based on our estimate of total games to be produced for the year. If the total number of games produced is significantly less, we would expense those costs associated with excess capacity, which would lower the gross margins associated with game sales.

We depreciate our gaming machines on participation and top box conversions for participation games over a two-year useful life with a small residual value. A material impact could occur if the actual useful life of the participation gaming machines or top box conversions is less than what was used in estimating the depreciation expense, or if actual salvage value is less than the anticipated salvage value.

We license intellectual property from third parties for certain of our gaming machines. As part of our contracts with the licensors, we typically provide a prepayment of royalties, usually at the time the contract is signed even though the product may not be introduced until months or years later. We capitalize the prepaid royalty as other assets and disclose the minimum guaranteed royalty payments in the footnotes to the financial statements in our Annual Report on Form 10-K. When the product is introduced, the prepayments are amortized based upon contractual terms of the license agreements as revenue is earned. To the extent the products we develop do not fully recoup the guaranteed minimum, we would have to record an incremental charge, which may have a material impact on the financial statements.

We accrue expenses related to warranty, employee benefits, software anomalies and other contingencies based upon our best estimates of the costs that are probable of occurrence and reasonably estimatable. Such estimates are updated monthly based on current information, however, such changes in estimates or actual expenses may exceed accrued amounts and may have a material effect on the financial statements.


LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and short-term investments of $93.0 million at December 31, 2001, along with our $50.0 million bank revolving line of credit that extends to May 21, 2002, and to a lesser extent cash flow from operations will be adequate to fund the anticipated level of capital expenditures, cash to be invested in participation games, and the levels of inventories and receivables required in the operation of our business. We intend to renew our bank revolving line of credit when it comes due, subject to approval by the bank. While cash flow from operations is required to fund our cash needs in the long-term, for the next twelve months we are not dependent on such funds due to the amount of cash and short-term investments we have and access to our bank revolving line of credit. We have no outstanding debt.

Our short-term investments primarily consist of Auction Market Preferred Stocks stated at cost, which approximates market value. These investments generally have no fixed maturity date but most have dividend reset dates every 49 days or less. These investments can be liquidated under an auction process on the dividend reset dates subject to a sufficient number of bids being submitted. Our policy is to invest cash with issuers that have a high credit rating and to limit the amount of credit exposure to any one issuer.

We are not dependent on off-balance sheet financing arrangements to fund our operations. The only off-balance sheet financing arrangements we have are for leases of facilities and certain equipment and minimum guaranteed royalty payments, which we disclose in the footnotes to the financial statements included in our Annual Report on Form 10-K. We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments and we have no material related party transactions. We do have outstanding stock options granted to employees, members of our Board of Directors and consultants as disclosed in the footnotes to the financial statements included in our Annual Report on Form 10-K. We do not currently have any significant firm purchase commitments for raw material inventory.

Cash provided by operating activities before changes in operating assets and liabilities was $20.1 million for the first six months of fiscal 2002, as compared to cash provided of $34.2 million for the first six months of fiscal 2001. The current period decrease relative to the comparable prior year period was due to lower net income due to software anomalies and a lower tax benefit from the exercise of common stock options in the current quarter, partially offset by greater depreciation expense in the current period. We anticipate this reduced level of cash from operations to continue over the next twelve months due to anticipated lower revenues from decreased game sales and higher research and development expenses to implement our technology improvement plan partially offset by our cost reduction efforts.

The changes in operating assets and liabilities resulted in $2.7 million of cash inflow for the six months ended December 31, 2001, compared with a cash outflow of $19.7 million during the comparable prior year period. The cash inflow for the six months ended December 31, 2001 was primarily due to a $9.7 million decrease in accounts receivable reflecting reduced sales levels and increased collections, largely offset by an $8.9 million increase in inventories from the comparable balances at June 30, 2001. The increase in inventories is primarily due to raw materials and finished goods for the MONOPOLY Party Train game in certain jurisdictions, as well as HOLLYWOOD SQUARES and PICTIONARY participation games whose product launch was postponed until after December 31, 2001. The cash outflow for the six months ended December 31, 2000 was primarily due to an increase in inventories and a decrease in accrued compensation, offset, in part, by a decrease in accounts receivable from the comparable balances at June 30, 2000. We have not experienced significant bad debt expense in any of the periods presented.

Cash used by investing activities was $17.4 million for the six months ended December 31, 2001, compared with $32.0 million for the comparable prior year period. Cash used for the purchase of property, plant and equipment for the six months ended December 31, 2001 was $7.0 million compared with $1.5 million for the comparable prior year period. This increase resulted from the continued renovation of our Chicago facility into a technology campus, which will be completed in the March 2002 quarter. We expect to spend another $3.0 to $4.0 million to complete this renovation. Cash used for additions to participation games was $6.9 million and $12.6 million for the six months ended December 31, 2001 and 2000, respectively. The decrease in the six months ended December 31, 2001 was due to postponing game introductions until later in the year and a leveling off of the number of participation games we have installed at casinos. Net cash of $1.0 million was used for the purchase of short-term investments for the six months ended December 31, 2001, compared to $17.9 million in the comparable prior year period. We used $2.5 million of cash in the six months ended December 31, 2001 for the acquisition of Bigfoot Software Development and Research, LLC, which is engaged in the design and development of a proprietary wide-area progressive system for us.

Cash provided by financing activities, which was from the exercise of common stock options, was $0.1 million for the six months ended December 31, 2001 compared with $3.7 million for the prior year six month period due to a decline in the number of option exercises. In January 2002, our Board of Directors authorized a twelve-month, $20 million common stock repurchase program. This allows us to purchase our stock from time to time in open market or privately negotiated transactions. The timing and actual number of shares to be purchased will depend on market conditions. This program could reduce our cash balance and the number of outstanding common shares.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH
THREE MONTHS ENDED DECEMBER 31, 2000

Consolidated revenues decreased 27.2% to $49.1 million in the quarter ended December 31, 2001 from $67.4 million in the quarter ended December 31, 2000. Total revenue decreased $18.3 million: $20.1 million from decreased machine sales partially offset by a $1.8 million increase in participation and lease revenue. We shipped 2,606 video and reel-type gaming devices in the current quarter, resulting in product and parts sales of $25.5 million versus 5,004 gaming devices and $45.6 million of product and parts sales in the comparable prior year quarter. Gaming device sales were lower than normal due to fewer than anticipated regulatory approvals for new games resulting from increased regulatory scrutiny of our games in connection with different software anomalies and the publicity concerning them discovered in an upgraded version of our operating system software installed at the request of the regulators in October and November in Nevada and Mississippi. The average sales price increased slightly from $8,332 in the prior year's quarter to $8,436 in the current year's quarter.

The increase in participation and lease revenue from $21.8 million in the December 2000 quarter to $23.6 million in the December 2001 quarter was due to an increase in the installed base of participation games. We had a total of 5,836 units installed at December 31, 2001, compared to 5,268 units installed at December 31, 2000. The installed base increased due to greater placements of MONOPOLY branded and Puzzle Pays(TM) series of games. Average net win per day for machines decreased from $42.98 in the December 2000 quarter to $38.81 in the December 2001 quarter. This decrease reflects our decision to delay the launch of Party Train(TM) and HOLLYWOOD SQUARES games as well as the delay in receiving regulatory approvals to refresh the games as a result of the software anomalies previously mentioned. In addition, this decrease reflects lower daily revenues experienced after the September 11th attack for those participation games in Nevada. The participation backlog, which represents customer indications of interest in our participation games, stood at a record high of over 1,000 units as of January 31, 2002.

Consolidated gross profit in the quarter ended December 31, 2001 declined 20.1% to $30.6 million from $38.3 million in the quarter ended December 31, 2000. The gross margin percentage increased from 56.8% in the quarter ended December 31, 2000 to 62.3% in the quarter ended December 31, 2001. The increase in the gross margin percentage resulted from a shift in the revenue mix from lower margin machine sales to higher margin participation and lease revenues. Participation and lease revenues were 48.1% of total revenues in the December 2001 quarter, compared to 32.3% in the December 2000 quarter due to the decline of machine sales revenue in the current year quarter. The gross profit margin on gaming machine sales was 41.5% in the December 2001 quarter, compared to 42.6% in the December 2000 quarter. The margin was only 1.1% below the prior year's quarter even though production volume was down this year. We believe this resulted from now having all of our manufacturing, warehousing and Midwest regional distribution operations under one roof, our production lines having been reconfigured for our new manufacturing process, implementing many phases of demand flow techniques, and the manufacturing of participation games that filled part of our plant capacity during this time period. The gross profit margin on participation and lease revenues decreased slightly from 86.6% in the December 2000 quarter to 84.7% in the December 2001 quarter primarily due to lower revenue per day coupled with higher conversion and parts costs in the December 2001 quarter.

Research and development expenses increased $2.9 million, or 83.1%, in the current quarter to $6.4 million from $3.5 million in the December 2000 quarter as we continued to invest in people and technologies to develop new games, product platforms and operating systems. The current quarter reflects $0.4 million of employee separation costs. The research and development expense increase was primarily due to increased headcount, including expenditures related to developing our wide-area progressive system and initial costs to improve our technology foundation. We expect further increases in research and development expenses as we continue to build our development staff to become a full service gaming machine provider to our customers.

Selling and administrative expenses decreased 2.4% from $13.9 million in the prior year's quarter to $13.6 million in the current year's quarter. The current quarter reflects $0.7 million of employee separation costs. We moved to control expenses in the December 2001 quarter given the reduced revenues we experienced.

Depreciation and amortization, which includes depreciation of participation games, increased during the current year's quarter to $6.1 million from $4.4 million in the prior year's quarter due to the increase in the average installed base of participation games. The average installed base was 5,767 units for the December 2001 quarter, compared to 4,784 units for the December 2000 quarter.

Operating income was $4.6 million in the current year's quarter, compared to operating income of $14.0 million in the prior year's quarter. The financial results of the current year's quarter reflect lower gross profits coupled with $1.3 million of employee separation costs, higher research and development costs related to new products and technology platforms, as well as higher depreciation related to growth in the installed base of participation games.

The provision for income taxes on continuing operations decreased to $1.9 million in the current year's quarter from $5.8 million in the prior year's quarter. The decrease was due to lower pre-tax income in the current year's quarter. The effective tax rate was 37.0% in the December 2001 quarter, compared to 38.0% in the December 2000 quarter. This lower effective rate reflects the beneficial tax treatment of foreign sourced income and dividend investment income, and higher tax credits.

Net income was $3.3 million, or $0.10 per diluted share, for the current year's quarter compared to net income of $11.0 million, or $0.34 per diluted share, for the prior year's quarter.


SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH
SIX MONTHS ENDED DECEMBER 31, 2000

Consolidated revenues decreased 25.0% to $95.4 million in the six month period ended December 31, 2001 from $127.3 million in the six month period ended December 31, 2000. Total revenue decreased $31.9 million: $39.6 million from decreased machine sales partially offset by a $7.7 million increase in participation and lease revenue. We shipped 4,656 video and reel-type gaming devices in the current six month period, resulting in product and parts sales of $46.3 million versus 9,563 gaming devices and $85.9 million of product and parts sales in the comparable prior year six month period. Gaming device sales in the six months ended December 31, 2001 quarter were lower due to the continued impact on product sales from a series of software anomalies and the publicity concerning them experienced by the Company beginning in April 2001. Gaming device sales were lower than normal due to fewer than anticipated regulatory approvals for new games resulting from increased regulatory scrutiny of our games in connection with different software anomalies and the publicity concerning them discovered in an upgraded version of our operating system software. The average sales price increased slightly from $8,311 in the prior year's six month period to $8,399 in the current year's six month period.

The increase in participation and lease revenue from $41.4 million in the December 2000 six month period to $49.1 million in the December 2001 six month period was due to an increase in the installed base of participation games of which we had a total of 5,836 units installed at December 31, 2001, compared to 5,268 units installed at December 31, 2000. The installed base increased due to increased placements of MONOPOLY and Puzzle Pays series games. Average net win per day for machines decreased from $44.08 in the December 2000 six month period to $39.50 in the December 2001 six month period. This decrease primarily reflects the incremental expansion of games, delay in receiving regulatory approvals for new games intended to refresh our installed base, as well as lower daily revenues experienced after the September 11 attack for those participation games primarily in Nevada. The participation backlog for our participation games stood at a record high of over 1,000 units as of January 31, 2002.

Consolidated gross profit in the six month period ended December 31, 2001 declined 14.8% to $61.8 million from $72.5 million in the six month period ended December 31, 2000. The gross margin percentage increased from 57.0% in the six month period ended December 31, 2000 to 64.8% in the six month period ended December 31, 2001. The increase in gross margin percentage resulted from a shift in the revenue mix from lower margin machine sales to higher margin participation and lease revenues. Participation and lease revenues were 51.4% of total revenues in the December 2001 six month period, compared to 32.5% in the December 2000 six month period due to the decline of machine sales revenue in the current six month period. The gross profit margin percentage on gaming machine sales was 42.7% in the December 2001 six month period, compared to 43.0% in the December 2000 six month period. The margin on machine sales was consistent with the prior year six month period even though production volume was down substantially this year. We believe this resulted from now having all of our manufacturing, warehousing, and Midwest regional distribution operations under one roof, our production lines having been reconfigured for our new manufacturing process, implementing many phases of demand flow techniques, and the manufacturing of participation games filled part of our plant capacity during this time period. The gross profit margin on participation and lease revenues decreased slightly from 85.9% in the December 2000 six month period to 85.7% in the December 2001 six month period.

Research and development expenses increased $4.4 million, or 64.1%, in the current six month period to $11.2 million from $6.8 million in the December 2000 six month period as we continued to invest in people and technologies to develop new games, product platforms and operating systems. The current six month period reflects $0.4 million of employee separation costs. The research and development expense increase was primarily due to increased headcount, including expenditures related to developing our wide-area progressive system and initial costs to improve our technology foundation. We expect further increases in research and development expenses as we continue to build our development staff to become a full service gaming machine provider to our customers.

Selling and administrative expenses were $25.9 million in the prior year six month period compared to $26.0 million in the current year's six month period. The current quarter reflects $0.7 million of employee separation costs. We moved to control expenses in the December 2001 quarter given the reduced revenues we experienced.

Depreciation and amortization, which includes depreciation of participation games, increased during the current year six month period to $12.1 million from $8.4 million in the prior year six month period due to the increase in the average installed base of participation games. The average installed base was 5,805 units for the December 2001 six month period, compared to 4,417 units for the December 2000 six month period.

Operating income was $12.5 million in the current year six month period, compared to operating income of $28.2 million in the prior year six month period. The financial results of the current year six month period reflect lower gross profits coupled with $1.3 million of employee separation costs, higher research and development costs related to new products and technology platforms, as well as higher depreciation related to growth in the installed base of participation games. The prior six month period includes $3.1 million of corporate relocation costs.

The provision for income taxes on continuing operations decreased to $5.3 million in the current year six month period from $11.6 million in the prior year six month period. The decrease was due to lower pre-tax income in the current year six month period. The effective tax rate was 37.0% in the December 2001 six month period, compared to 38.0% in the December 2000 six month period. This lower effective rate reflects the beneficial tax treatment of foreign sourced income and dividend investment income, and higher tax credits.

Net income was $9.1 million, or $0.28 per diluted share, for the current year six month period compared to net income of $20.5 million, or $0.64 per diluted share, for the prior year six month period.


MONOPOLY(TM) is a trademark of Hasbro, Inc (C) 2002 Hasbro, Inc. Used with permission. All rights reserved.

HOLLYWOOD SQUARES(TM) is a registered trademark of King World Productions, Inc. Used under license from CBS Consumer Products. All rights reserved.

SURVIVOR(TM) is a trademark of Survivor Productions LLC. Used under license from CBS Consumer Products. All rights reserved.

PAC-MAN(TM) & (C) 1980 Namco Ltd.  All rights reserved.

Puzzle Pays(TM) and Party Train(TM) are trademarks of WMS Gaming Inc.(C) 2002 WMS Gaming Inc. All rights reserved.






ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a)      We held our Annual Meeting of Stockholders on January 15, 2002.

(b)      The directors elected at the meeting were:

         Nominee:                   For:             Withheld:
         William C. Bartholomay     28,155,558       1,796,711
         Brian R. Gamache           28,393,917       1,558,352
         William E. McKenna         28,620,962       1,331,307
         Norman J. Menell           28,464,012       1,488,257
         Donna B. More              28,156,002       1,796,267
         Louis J. Nicastro          28,150,072       1,802,197
         Neil D. Nicastro           28,151,133       1,801,136
         Harvey Reich               28,619,455       1,332,814
         David M. Satz, Jr.         28,619,234       1,333,035
         Ira S. Scheinfeld          28,153,162       1,799,107

(c) Other matters voted upon at the meeting and the results of those votes were as follows:

         1) Approval of the appointment of Ernst & Young LLP as independent auditors for the 2002 fiscal year.

               For:                 Against:             Abstain:
               29,761,406           181,462              9,401

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

10.1 Amendment 2 to Employment Agreement between Orrin J. Edidin and WMS dated November 15, 2001.

10.2 Amendment 2 to Employment Agreement between Scott D. Schweinfurth and WMS dated November 15, 2001.

10.3 Amendment 2 to Employment Agreement between Seamus M. McGill and WMS dated November 15, 2001.

(b)  Reports on Form 8-K.
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WMS INDUSTRIES INC.




Dated:  February 13, 2002          By: /s/ Scott D. Schweinfurth
                                           Scott D. Schweinfurth
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)