Form 10-Q
period 2002-03-31
WMS INDUSTRIES INC /DE/
filed 2002-05-15
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

                           YES     X        NO
                               ---------        ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 32,045,607 shares of common stock, $.50 par value, were outstanding at May 10, 2002, excluding 280,012 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX

                                                                                         Page
                                                                                        Number
PART I. FINANCIAL INFORMATION:

    ITEM 1.    Financial Statements:

               Condensed Consolidated Income Statements -
               Three and nine months ended March 31, 2002 and 2001..................       2

               Condensed Consolidated Balance Sheets -
               March 31, 2002 and June 30, 2001.....................................       3

               Condensed Consolidated Statements of Cash Flows -
               Nine months ended March 31, 2002 and 2001............................       5

               Notes to Condensed Consolidated Financial Statements.................       6


    ITEM 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations............................................       8

    ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk...........      15

PART II.  OTHER INFORMATION:

    ITEM 4.    Submission of Matters to a Vote of Security Holders..................      15

    ITEM 5.    Other Information....................................................      15

    ITEM 6.    Exhibits and Reports on Form 8-K.....................................      15

SIGNATURES     .....................................................................      16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WMS INDUSTRIES INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (Thousands, except per share amounts)
                                   (Unaudited)


                                                               Three Months Ended            Nine Months Ended
                                                                    March 31,                     March 31,
                                                             -----------------------      ----------------------
                                                               2002           2001          2002          2001
                                                             --------       --------      --------      --------
Revenues
    Machine sales                                            $ 12,867       $ 47,889      $ 59,208      $133,761
    Participation and lease                                    23,223         22,859        72,275        64,237
                                                             --------       --------      --------      --------
      Total revenues                                           36,090         70,748       131,483       197,998
                                                             --------       --------      --------      --------

Costs and expenses
    Cost of sales                                              10,298         26,430        36,861        75,352
    Cost of participation and lease revenue                     3,827          3,322        10,857         9,153
    Research and development                                    6,669          4,652        17,880        11,484
    Selling and administrative                                  9,537         12,360        35,548        38,290
    Depreciation and amortization                               6,310          4,645        18,364        13,087
    Corporate relocation                                            -            301             -         3,374
                                                             --------       --------      --------      --------
Total costs and expenses                                       36,641         51,710       119,510       150,740
                                                             --------       --------      --------      --------
Operating income (loss)                                          (551)        19,038        11,973        47,258

Interest and other income and expense, net                        584          1,399         2,518         3,630
                                                             --------       --------      --------      --------
Income from continuing operations before income taxes              33         20,437        14,491        50,888

Provision for income taxes                                          2          7,766         5,346        19,337
                                                             --------       --------      --------      --------
Income from continuing operations                                  31         12,671         9,145        31,551

Discontinued operations, net of applicable income taxes
    Pinball and cabinets segment
      Income related to discontinuance                              -              -             -         1,616
                                                             --------       --------      --------      --------

Net income                                                   $     31       $ 12,671      $  9,145      $ 33,167
                                                             ========       ========      ========      ========

Basic earnings per share of common stock:
    Income from continuing operations                        $   0.00       $   0.40      $   0.28      $   1.00
    Income from discontinued operations                             -              -             -          0.05
                                                             --------       --------      --------      --------
    Net income                                               $   0.00       $   0.40      $   0.28      $   1.05
                                                             ========       ========      ========      ========

Diluted earnings per share of common stock:
    Income from continuing operations                        $   0.00       $   0.39      $   0.28      $   0.98
    Income from discontinued operations                             -              -             -          0.05
                                                             --------       --------      --------      --------
    Net income                                               $   0.00       $   0.39      $   0.28      $   1.03
                                                             ========       ========      ========      ========

Shares used in per share calculations:
    Basic                                                      32,028         31,646        32,133        31,443
                                                             ========       ========      ========      ========
    Diluted                                                    32,463         32,275        32,849        32,050
                                                             ========       ========      ========      ========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                             March 31,       June 30,
                                                               2002            2001
                                                             ---------       ---------
                                                            (Unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                                 $  22,406       $  14,963
   Short-term investments                                       72,850          71,524
                                                             ---------       ---------
                                                                95,256          86,487
   Receivables, net of allowances of $3,169 and $3,931          22,570          46,218
   Notes receivable, current portion                            13,730          13,857
   Income tax receivable                                        10,243          10,431
   Inventories, at lower of cost (FIFO) or market:
      Raw materials and work in progress                        17,707          16,656
      Finished goods                                            18,514          16,290
                                                             ---------       ---------
                                                                36,221          32,946
   Other current assets                                          9,907           5,240
                                                             ---------       ---------
      Total current assets                                     187,927         195,179

Gaming machines on participation or lease                       74,283          64,967
Less accumulated depreciation                                  (44,048)        (32,558)
                                                             ---------       ---------
                                                                30,235          32,409

Property, plant and equipment                                   60,866          48,731
Less accumulated depreciation                                  (20,206)        (16,758)
                                                             ---------       ---------
                                                                40,660          31,973
Other assets                                                    16,938          18,921
                                                             ---------       ---------

                                                             $ 275,760       $ 278,482
                                                             =========       =========



See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                                    March 31,        June 30,
                                                                      2002             2001
                                                                    ---------       ---------
                                                                   (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   3,135       $   6,659
   Accrued compensation and related benefits                            4,440           5,753
   Other accrued liabilities                                            8,223           9,684
                                                                    ---------       ---------
      Total current liabilities                                        15,798          22,096


Stockholders' equity:
   Preferred stock (5,000,000 shares authorized, none issued)               -               -
   Common stock (100,000,000 shares authorized, 32,325,619 and
      32,236,380 shares issued)                                        16,163          16,118
   Additional paid-in capital                                         200,697         198,276
   Retained earnings                                                   51,536          42,391
   Accumulated other comprehensive income                                (252)            (17)
                                                                    ---------       ---------
                                                                      268,144         256,768
   Unearned restricted stock (250,000 and nil shares)                  (4,750)              -
   Treasury stock, at cost (232,812 and 77,312 shares)                 (3,432)           (382)
                                                                    ---------       ---------
      Total stockholders' equity                                      259,962         256,386
                                                                    ---------       ---------

                                                                    $ 275,760       $ 278,482
                                                                    =========       =========





See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                      March 31,
                                                                              -----------------------
                                                                                2002           2001
                                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  9,145       $ 33,167
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Discontinued operations:
       Income from pinball and cabinets segment                                      -         (1,616)
    Non-cash loss on corporate relocation                                            -          1,971
    Depreciation and amortization                                               18,364         13,083
    Receivables provision                                                            -            125
    Deferred income taxes                                                        1,447          1,924
    Tax benefit from exercise of stock options                                     291          3,723
    Increase (decrease) from changes in operating assets and liabilities        12,760        (30,243)
                                                                              --------       --------
Net cash provided by continuing operating activities                            42,007         22,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                      (12,135)        (4,917)
Additions to gaming machines on participation or lease                         (12,742)       (13,614)
Acquisition, net of cash acquired                                               (2,500)             -
Net increase in short-term investments                                          (1,326)       (16,921)
                                                                              --------       --------
Net cash used by investing activities                                          (28,703)       (35,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received on exercise of common stock options                                1,090          3,885
Purchase of treasury stock                                                      (6,715)             -
                                                                              --------       --------
Net cash provided (used) by financing activities                                (5,625)         3,885

CASH FLOWS FROM DISCONTINUED OPERATIONS:
    Pinball and cabinets segment                                                     -            410
    Contract manufacturing segment                                                   -          1,046
                                                                              --------       --------
Net cash provided by discontinued operations                                         -          1,456

EFFECT OF EXCHANGE RATES ON CASH                                                  (236)             -
                                                                              --------       --------

Increase (decrease) in cash and cash equivalents                                 7,443         (7,977)
Cash and cash equivalents at beginning of period                                14,963         19,869
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $ 22,406       $ 11,892
                                                                              ========       ========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   FINANCIAL STATEMENTS

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.


2.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances, transactions and investments have been eliminated. Joint operating agreements for which no legal entity exists are accounted for by WMS recording its proportionate share of revenues and expenses from operating activities and all assets it owns and liabilities it incurs related to such agreements in its consolidated financial statements. Certain prior period balances have been reclassified to conform to the current period presentation.


3.   EARNINGS PER SHARE

     At March 31, 2002, the Company had 2,767,000 stock options outstanding. In addition the Company has issued 250,000 shares subject to performance and vesting conditions under a Restricted Stock Agreement. The diluted earnings per share calculation for the three months and nine months ended March 31, 2002 and 2001 is different from the basic earnings per share calculation because the diluted calculation includes potential incremental shares of common stock outstanding from the hypothetical assumed exercise of employee stock options under the treasury stock method and the assumed vesting of the shares under the Restricted Stock Agreement. For the three months ended March 31, 2002 and 2001, the diluted calculation includes 435,000 and 629,000 shares, respectively, of potentially incremental shares outstanding. For the nine months ended March 31, 2002 and 2001, the diluted calculation includes 716,000 and 607,000 shares, respectively, of potentially incremental shares outstanding. For the three months and nine months ended March 31, 2002, the diluted earnings per share calculation is exclusive of 1,172,000 and 400,000 option shares respectively, because the option exercise price was greater than the average market price of the common stock for the period, and therefore, the effect would be antidilutive. For the three months and nine months ended March 31, 2001, the diluted earnings per share calculation is exclusive of 152,000 option shares because the option exercise price was greater than the average market value price of the common stock for the period, and therefore, the effect would be antidilutive.

     The following summarizes the stock options exercised during the periods indicated:

                                               Three Months Ended       Nine Months Ended
                                                    March 31,                March 31,
                                                   ---------                 --------
                                               2002         2001         2002          2001
                                               ----         ----         ----          ----
     Stock options exercised                  57,000       41,437       89,239       819,872
     Weighted average exercise price         $ 17.10       $ 3.83      $ 12.20        $ 4.79

4.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS OF DOLLARS)

                                                Nine Months Ended
                                                     March 31,
                                                     ---------
                                                 2002         2001
                                                 ----         ----
             Income taxes paid                 $ 11,171    $ 17,008


5.   COMPREHENSIVE INCOME AND LOSS

     Comprehensive income or loss consists of net income and foreign currency translation adjustments and totaled a loss of $0.2 million and income of $12.7 million for the three months ended March 31, 2002 and 2001, respectively, and totaled income of $8.9 million and $33.2 million for the nine months ended March 31, 2002 and 2001, respectively.

6.   STOCKHOLDERS' EQUITY

     Common Stock Repurchase Program
     In January 2002, the Board of Directors approved a twelve-month plan to repurchase up to $20 million of the Company's common stock in open market or privately negotiated transactions. The timing of the purchases will depend on market conditions. As of March 31, 2002, the repurchases under this plan were 405,500 shares at a cost of $6,715,000.

     Restricted Stock Grant
     Effective March 1, 2002, the Company issued a restricted stock grant of 250,000 shares of the Company's stock from shares of common stock held in treasury to Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director. The restricted stock grant vests on June 30, 2003, subject to the Board of Directors satisfaction of the fulfillment of specified performance conditions relating to the Company's technology improvement plan. The market value of the restricted stock grant at the time of the grant is recorded as unearned restricted stock as a separate component of stockholders' equity and adjusted to current market value as of the balance sheet date. Under terms of the grant, the grantee has full voting rights, and the shares may also vest upon death, disability or change in control. At the time it becomes probable that fulfillment of the performance conditions will be met, the market value of the restricted stock at that time will be recorded as compensation expense. The technology improvement plan is more fully described herein under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets. These assets are no longer amortized but are to be reviewed annually, or more frequently if an event occurs or circumstances change, for indications that the asset might be impaired. Early application is permitted for entities with fiscal years beginning after March 15, 2001. We adopted SFAS No. 141 and SFAS 142 for our acquisition of Bigfoot Software Development and Research LLC in August 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q, the terms "we", "us", "our", "Company", and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $0.50 par value per share. When we refer to "participation games" we mean arrangements by which we lease our gaming machines to casinos or other gaming machine operators for lease payments based upon a percentage of the net win of the gaming machines or based upon fixed daily fees.

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


SIGNIFICANT EVENTS AND TRENDS

Operating Software Improvement Plan
We first reported in April 2001 that certain of our gaming machines experienced software anomalies that permitted fraudulent player manipulation. We implemented software changes in all of our games that we believed resolved these particular anomalies. In November 2001, we identified and reported to gaming regulators two other software issues with the operating system of our games in Nevada and Mississippi regarding an increased number of lockups of our gaming devices. We believe these issues, which did not permit fraudulent player manipulation, relate to an upgrade of the operating system software we installed at the request of the regulators in October and November in these two jurisdictions.

As a result of these anomalies and the publicity concerning them, in the December 2001 and March 2002 quarters we experienced delays in receiving regulatory approvals for new games in certain jurisdictions due to regulators' increased scrutiny of our efforts to improve our operating system software. As we did not receive regulatory approvals when originally anticipated, we experienced lower game sales in the December 2001 and March 2002 quarters. The approval delays also contributed to lower participation game revenue in these jurisdictions because we were unable to refresh our installed base of participation games on the planned six-month schedule. Our installed base of participation games decreased by 189 units from December 31, 2001 to March 31, 2002.

To address the software anomaly issues and to revitalize our technology foundation, we announced in January 2002 that we are simultaneously executing the following three-step technology improvement plan:

     - In the near-term, we plan to rewrite critical operating code segments, secure third-party critiques of our design process, and perform code audits and other software tests. This is being done to improve the stability of the current operating system by introducing two upgrades to our current operating system.
     - In the mid-term, we plan to develop, license or acquire a new operating system for our newly developed hardware platform. We also expect to broaden our product line to include mechanical reel spinning games, poker games and wide-area progressive games to be a full service gaming machine provider to our customers.
     - In the long-term, we plan to develop a next generation operating system, which we believe would integrate leading technologies for the gaming industry.

In March 2002, we completed the initial programming and testing of the first of the two upgrades to our current operating system software to address the known causes of the software anomalies we have experienced to date. We expect to begin receiving regulatory approvals of this operating system upgrade in the summer of 2002. This would allow us to submit for regulatory approval of both our legacy games as well as our new games, on the upgraded operating system. We expect to begin receiving these game approvals in the summer of 2002.

With regard to the mid-term plan, we have entered into a paid up licensing agreement for a proprietary new gaming platform and operating system from Sierra Design Group, which we believe meets our requirements as to design, quality, architecture and functionality. This new, independently-developed platform and system is intended for use in the summer 2003 release of our new gaming machines. At the same time, we expect this platform and system to be retrofittable into our installed base of over 50,000 games already in casinos.

For the long-term plan, we contracted with an independent specialist to develop the design specification for our next generation operating system. We recently received the completed design specification.

We anticipate that our introduction of new games will continue to be slow as we devote more time to testing our software and as regulators review and evaluate new technology. In a few jurisdictions, regulators are awaiting the next upgrade to our operating system before they will begin approving new games. We believe this upgrade will be ready in summer 2002. However, all other jurisdictions are approving the new games we have submitted. We expect lower revenues from game sales over the next twelve months as a result of fewer game approvals due to the stringent regulatory reviews. We may have lower participation game revenue because we may be unable to refresh our installed base of participation games in a timely manner due to the stringent regulatory reviews.

To partially offset an anticipated reduction in revenues and an increase in product development expenses we expect to incur to implement this technology enhancement plan, we reduced our workforce in January 2002. We recorded a non-recurring, pre-tax charge of $1.3 million, or $0.03 per diluted share (after tax), in the December 2001 quarter for employee separation costs. These personnel reductions along with other cost savings are anticipated to reduce operating expenses by 11% on an annualized basis.

Other Recent Matters
The September 11 attack on America has caused increased security measures for domestic airline flights and reduced overall levels of business and leisure airline travel. The reduced travel has had an adverse effect on the casino and gaming industry in Nevada. With the impact of the September 11 attacks exacerbating the general economic slowdown, we believe Nevada-based casino operators have reassessed and lowered their capital spending and leasing plans. This reassessment may continue to impact game sales volume and participation revenues. We experienced reduced game play on our participation games in the December 2001 quarter, particularly in Las Vegas casinos and expect reduced game play in the near term in Las Vegas casinos, which may negatively impact our revenues and profitability.

We elected to delay the launch of the ninth MONOPOLY(TM) branded participation game, Party Train(TM), from the September 2001 quarter to bring this product to market when casino patronage levels would likely return to more normal levels in Nevada. We launched the MONOPOLY Party Train game in Nevada in October 2001 and in most other gaming jurisdictions later in the December 2001 quarter. We expect to see an increase in the MONOPOLY series installed base pending receipt of regulatory approvals in the remaining jurisdictions following the upgrade of our operating system. The next version in this series, Hot Properties(TM), is scheduled for launch in the September 2002 quarter.

We also delayed the launch of the HOLLYWOOD SQUARES(TM) themed participation games, for the same reason, introducing it in January 2002 at four Harrah's Entertainment, Inc. properties. We received additional regulatory approvals to introduce the product at additional Harrah's properties in the March 2002 quarter with the remaining regulatory approvals anticipated following implementation of the upgrade to our current operating system. Harrah's has a limited exclusivity period for the HOLLYWOOD SQUARES participation games in all jurisdictions in which Harrah's operates. We expect to install this game at other casinos during the June and September 2002 quarters.

In April 2002, we introduced SURVIVOR(TM) as a wide-area progressive game under our joint operating agreement with International Game Technology (IGT), which uses IGT's MegaJackpots(TM) wide area progressive operating system and gaming platform. These installations began in California and are expected to begin in certain other states before June 30, 2002. Approvals in all major North American gaming jurisdictions are expected to be received by September 2002.

Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of our stock from shares of common stock held in treasury to Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director. The restricted stock vests on June 30, 2003, subject to the Board of Directors satisfaction of the fulfillment of specified performance conditions relating to our technology improvement plan. The market value of the restricted stock grant at the time of the grant is recorded as unearned restricted stock as a separate component of stockholders' equity and adjusted to current market value as of the balance sheet date. Under terms of the grant, the grantee has full voting rights, and the shares may also vest upon death, disability or change in control. At the time it becomes probable that the fulfillment of the performance vesting conditions will be met, the market value of the restricted stock at that time will be recorded as compensation expense.


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

We depreciate our participation games and top box conversions for participation games over a two-year useful life with a small residual value. A material impact could occur if the actual useful life of the participation games or top box conversions is less than what was used in estimating depreciation expense, or if actual salvage value is less than the anticipated salvage value.

We license intellectual property from third parties for certain of our gaming machines. As part of our contracts with the licensors, we typically provide a prepayment of royalties, usually at the time the contract is signed even though the product may not be introduced until months or years later. We capitalize the prepaid royalty as other assets. At March 31, 2002 the minimum guaranteed royalty payments totaled $20.7 million of which $16.0 million has been paid and the balance is payable over various periods up to five years. In addition the contracts provide for an additional $9.0 million of contingent royalty payments based upon future events occurring. Total prepaid royalties at March 31, 2002 were $10.2 million. We amortize prepaid royalties when the product is introduced, based upon contractual terms of the license agreements as revenue is earned. To the extent the products we develop do not fully recoup the guaranteed minimum, we would have to record an incremental charge, which may have a material impact on the financial statements.

We accrue expenses related to warranty, employee benefits, software anomalies and other contingencies based upon our best estimates of the costs that are probable of occurrence and reasonably estimable. Such estimates are updated monthly based on current information, however, such changes in estimates or actual expenses may exceed accrued amounts and may have a material effect on the financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. This statement is effective for our 2003 fiscal year, and early adoption is permitted. We have not yet determined the impact, if any, of SFAS No. 143 on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires that the same accounting model be used to recognize an impairment loss for long-lived assets, whether they are to be held and used, disposed of by sale or disposed of other than by sale. This would apply to both previously held and used or newly acquired assets. It also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for our 2003 fiscal year, and early adoption is permitted. We have not yet determined the impact, if any, of SFAS No. 144 on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and short-term investments of $95.3 million at March 31, 2002, and to a lesser extent, cash flow from operations will be adequate to fund the anticipated level of capital expenditures, cash to be invested in participation games, and the levels of inventories and receivables required in the operation of our business. While cash flow from operations will be required to fund our cash needs in the long-term, for the next twelve months we are not dependent on such funds due to the amount of cash and short-term investments we have and access to our bank revolving line of credit. We have no outstanding debt. We are currently negotiating a renewal of our $50.0 million bank revolving line of credit that expires on May 21, 2002.

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

We are not dependent on off-balance sheet financing arrangements to fund our operations. The only off-balance sheet financing arrangements we have are for leases of facilities and certain equipment and minimum guaranteed royalty payments, which we disclosed in footnote 11 to the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2001. We do not have any special-purpose entities for investment or the conduct of our operations. We do have a joint operating agreement with IGT under which we record our proportionate share of revenues and costs from operating activities and own certain assets and incur liabilities in connection with the operating activities that are included in our consolidated financial statements. We have not entered into any derivative financial instruments other than a restricted stock grant and stock options granted to employees, members of our Board of Directors and consultants, and we have no material related party transactions. We do not currently have any significant firm purchase commitments for raw material inventory.

Cash provided by operating activities before changes in operating assets and liabilities was $29.2 million for the first nine months of fiscal 2002, as compared to cash provided of $52.4 million for the first nine months of fiscal 2001. The current period decrease relative to the comparable prior year period was due to lower net income due to software anomalies and a lower tax benefit from the exercise of common stock options in the current period, partially offset by greater depreciation expense in the current period. We anticipate this reduced level of cash from operations to continue over the next twelve months due to anticipated lower revenues from decreased game sales and higher research and development expenses to implement our technology improvement plan, partially offset by our cost reduction efforts.

The changes in operating assets and liabilities resulted in $12.8 million of cash inflow for the nine months ended March 31, 2002, compared with a cash outflow of $30.2 million during the comparable prior year period. The cash inflow for the nine months ended March 31, 2002 was primarily due to a $23.8 million decrease in accounts and notes receivable reflecting reduced sales levels and increased collections, partially offset by an $3.3 million increase in inventories and a $6.3 million reduction in current liabilities from the comparable balances at June 30, 2001. The increase in inventories is primarily due to raw materials and finished goods for the HOLLYWOOD SQUARES and PICTIONARY(TM) themed participation games. The reduction of current liabilities is due to a lower level of business. The cash outflow for the nine months ended March 31, 2001 was primarily due to increases in receivables, inventories, and current income tax payments, and a decrease in current liabilities from the comparable balances at June 30, 2000. We have not experienced significant bad debt expense in any of the periods presented.

Cash used by investing activities was $28.7 million for the nine months ended March 31, 2002, compared with $35.5 million for the comparable prior year period. Cash used for the purchase of property, plant and equipment for the nine months ended March 31, 2002 was $12.1 million compared with $4.9 million for the comparable prior year period. This increase resulted from the continued renovation of our Chicago facility into a technology campus, which was substantially completed in the March 2002 quarter. We expect to spend another $2.0 to $3.0 million to complete this renovation. Cash used for additions to participation games was $12.7 million and $13.6 million for the nine months ended March 31, 2002 and 2001, respectively. The decrease in the nine months ended March 31, 2002 was due to postponing game introductions until later in the year, lower roll-out of game conversions due to the software anomalies and a leveling off of the number of participation games we have installed at casinos. Net cash of $1.3 million was used for the purchase of short-term investments for the nine months ended March 31, 2002, compared to $16.9 million in the comparable prior year period. We used $2.5 million of cash in the nine months ended March 31, 2002 for the acquisition of Bigfoot Software Development and Research, LLC, which is engaged in the design and development of a proprietary wide-area progressive system for us.

Cash used by financing activities was $5.6 million for the nine months ended March 31, 2002 compared with cash provided by financing activities of $3.9 million for the prior year nine month period. During the nine months ended March 31, 2002, we received cash of $1.1 million from the exercise of stock options compared to $3.9 million in the prior year period. In January 2002, our Board of Directors authorized a twelve-month, $20 million common stock share repurchase program. This allows us to purchase our stock from time to time in open market or privately negotiated transactions. The timing and actual number of shares to be purchased will depend on market conditions. During the quarter ended March 31, 2002, we repurchased 405,500 shares for an aggregate price of $6.7 million. This program could further reduce our cash balance and number of outstanding common shares through January 2003.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH
THREE MONTHS ENDED MARCH 31, 2001

Consolidated revenues decreased 49.0% to $36.1 million in the quarter ended March 31, 2002 from $70.7 million in the quarter ended March 31, 2001. Total revenue decreased $34.7 million: $35.0 million from decreased machine sales slightly offset by a $0.3 million increase in participation and lease revenue. We shipped 948 video and reel-type gaming devices in the current quarter, resulting in product and parts sales of $12.9 million versus 5,294 gaming devices and $47.9 million of product and parts sales in the comparable prior year quarter. Gaming device sales were lower due to a lack of regulatory approvals for new games titles and our inability to sell into certain jurisdictions until the next upgrade of our current operating software is approved. The average sales price increased slightly from $8,313 in the prior year's quarter to $8,481 in the current year's quarter.

Participation and lease revenue increased from $22.9 million in the March 2001 quarter to $23.2 million in the March 2002 quarter. We had a total of 5,647 units installed at March 31, 2002, compared to 5,394 units installed at March 31, 2001. The installed base increased due to placements of HOLLYWOOD SQUARES themed games, partially offset by a decrease in the Puzzle Pays(TM) series of games. Average net win per day for machines decreased from $42.99 in the March 2001 quarter to $38.53 in the March 2002 quarter. This decrease reflects lower game performance in jurisdictions where we were not able to refresh our installed base of participation games with new themes due to the delay in receiving regulatory approvals as a result of the software anomalies previously mentioned. The participation backlog, which represents customer indications of interest in our participation games, stood at a record high of over 1,500 units as of April 30, 2002.

Consolidated gross profit in the quarter ended March 31, 2002 declined 46.4% to $22.0 million from $41.0 million in the quarter ended March 31, 2001. The gross margin percentage increased from 57.9% in the quarter ended March 31, 2001 to 60.9% in the quarter ended March 31, 2002. The increase in the gross margin percentage resulted from a shift in the revenue mix from lower margin machine sales to higher margin participation and lease revenues. Participation and lease revenues were 64.3% of total revenues in the March 2002 quarter, compared to 32.3% in the March 2001 quarter due to the decline of machine sales revenue in the current year quarter. The gross profit margin on gaming machine sales was 20.0% in the March 2002 quarter, compared to 44.8% in the March 2001 quarter. The margin was 24.8 percentage points below the prior year's quarter due to lower production volume, lower margin products representing a higher percentage of machine sales revenues due to the reduction in game sales, and higher costs for reconditioning games in our efforts to reduce inventories. The gross profit margin on participation and lease revenues decreased slightly from 85.5% in the March 2001 quarter to 83.5% in the March 2002 quarter primarily due to lower revenue per day coupled with higher conversion and parts costs in the March 2002 quarter.

Research and development expenses increased $2.0 million, or 43.4%, in the current quarter to $6.7 million from $4.7 million in the March 2001 quarter as we continued to invest in people and technologies to develop new games, product platforms and operating systems. This increase was primarily due to increased headcount, including expenditures related to developing our wide-area progressive system and initial costs to improve our technology foundation. We expect further increases in research and development expenses as we continue to build our development staff to become a full service gaming machine provider to our customers.

Selling and administrative expenses decreased 22.8% from $12.4 million in the prior year's quarter to $9.5 million in the current year's quarter. The current quarter reflects the results of our efforts to manage controllable expenses and the mid-January headcount reductions given the reduced revenues we experienced.

Depreciation and amortization, which includes depreciation of participation games, increased during the current year's quarter to $6.3 million from $4.6 million in the prior year's quarter due to the increase in the average installed base of participation games. The average installed base was 5,743 units for the March 2002 quarter, compared to 5,181 units for the March 2001 quarter.

Operating loss was $0.6 million in the current year's quarter, compared to operating income of $19.0 million in the prior year's quarter. The financial results of the current year's quarter reflect lower gross profits, higher research and development costs related to new products and technology platforms, as well as higher depreciation related to growth in the installed base of participation games.

The provision for income taxes on continuing operations reflects breakeven operations for the current quarter, as compared to an effective rate of 38.0% in the March 2001 quarter.

Net income was nil per diluted share for the current year's quarter compared to net income of $12.7 million, or $0.39 per diluted share, for the prior year's quarter.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED WITH
NINE MONTHS ENDED MARCH 31, 2001

Consolidated revenues decreased 33.6% to $131.5 million in the nine month period ended March 31, 2002 from $198.0 million in the nine month period ended March 31, 2001. Total revenue decreased $66.5 million: $74.6 million from decreased machine sales partially offset by an $8.1 million increase in participation and lease revenue. We shipped 5,604 video and reel-type gaming devices in the current nine month period, resulting in product and parts sales of $59.2 million versus 14,857 gaming devices and $133.8 million of product and parts sales in the comparable prior year nine month period. Gaming device sales in the nine months ended March 31, 2002 were lower due to the continued impact on product sales from a series of software anomalies and the publicity concerning them that we experienced beginning in April 2001. Gaming device sales were lower than normal due to a lack of regulatory approvals for new games titles and our inability to sell into certain jurisdictions until the next upgrade of our current operating software is approved. The average sales price increased slightly from $8,312 in the prior year's nine month period to $8,314 in the current year's nine month period.

The increase in participation and lease revenue from $64.2 million in the March 2001 nine month period to $72.3 million in the March 2002 nine month period was due to an increase in the installed base of participation games of which we had a total of 5,647 units installed at March 31, 2002, compared to 5,394 units installed at March 31, 2001. The installed base increased due to placements of HOLLYWOOD SQUARES games, partially offset by a decrease in the Puzzle Pays series games. Average net win per day for machines decreased from $43.69 in the March 2001 nine month period to $39.18 in the March 2002 nine month period. This decrease reflects lower game performance in jurisdictions where we were not able to refresh our installed base of participation games with new themes due to the delay in receiving regulatory approvals as a result of the software anomalies previously mentioned, as well as lower daily revenues experienced after the September 11 attack for those participation games primarily in Nevada. The participation backlog for our participation games stood at a record high of over 1,500 units as of April 30, 2002.

Consolidated gross profit in the nine month period ended March 31, 2002 declined 26.2% to $83.8 million from $113.5 million in the nine month period ended March 31, 2001. The gross margin percentage increased from 57.3% in the nine month period ended March 31, 2001 to 63.7% in the nine month period ended March 31, 2002. The increase in gross margin percentage resulted from a shift in the revenue mix from lower margin machine sales to higher margin participation and lease revenues. Participation and lease revenues were 55.0% of total revenues in the March 2002 nine month period, compared to 32.4% in the March 2001 nine month period due to the decline of machine sales revenue in the current nine month period. The gross profit margin percentage on gaming machine sales was 37.7% in the March 2002 nine month period, compared to 43.7% in the March 2001 nine month period. The reduced margin on machine sales as compared with the prior year nine month period was due to lower production volume, lower margin products representing a higher percentage of machine sales revenues due to the reduction in game sales, and higher costs for reconditioning games in our efforts to reduce inventories. The gross profit margin on participation and lease revenues decreased slightly from 85.8% in the March 2001 nine month period to 85.0% in the March 2002 nine month period.

Research and development expenses increased $6.4 million, or 55.7%, in the current nine month period to $17.9 million from $11.5 million in the March 2001 nine month period as we continued to invest in people and technologies to develop new games, product platforms and operating systems. The current nine month period reflects $0.4 million of employee separation costs. The research and development expense increase was primarily due to increased headcount, including expenditures related to developing our wide-area progressive system and initial costs to improve our technology foundation. We expect further increases in research and development expenses as we continue to build our development staff to become a full service gaming machine provider to our customers.

Selling and administrative expenses were $35.5 million in the prior year nine month period compared to $38.3 million in the current year's nine month period. The current nine month period reflects $0.7 million of employee separation costs. We moved to control expenses in the March 2002 quarter given the reduced revenues we anticipated.

Depreciation and amortization, which includes depreciation of participation games, increased during the current year nine month period to $18.4 million from $13.1 million in the prior year nine month period due to the increase in the average installed base of participation games. The average installed base was 5,784 units for the March 2002 nine month period, compared to 4,664 units for the March 2001 nine month period.

Operating income was $12.0 million in the current year nine month period, compared to operating income of $47.3 million in the prior year nine month period. The financial results of the current year nine month period reflect lower gross profits coupled with $1.3 million of employee separation costs, higher research and development costs related to new products and technology platforms, as well as higher depreciation related to growth in the installed base of participation games. The prior nine month period includes $3.4 million of corporate relocation costs.

The provision for income taxes on continuing operations decreased to $5.3 million in the current year nine month period from $19.3 million in the prior year nine month period. The decrease was due to lower pre-tax income in the current year nine month period. The effective tax rate was 36.9% in the March 2002 nine month period, compared to 38.0% in the March 2001 nine month period. This lower effective rate reflects the beneficial tax treatment of foreign sourced income and dividend investment income, and higher tax credits.

Income from continuing operations was $9.1 million, or $0.28 per diluted share, for the current year nine month period compared to income from continuing operations of $31.6 million, or $0.98 per diluted share, for the prior year nine month period.

MONOPOLY(TM) is a trademark of Hasbro, Inc (C) 2002 Hasbro, Inc. Used with permission. All rights reserved.

HOLLYWOOD SQUARES(TM) is a registered trademark of King World Productions, Inc. All rights reserved.

SURVIVOR(TM) is a trademark of Survivor Productions LLC. Used under license from CBS Consumer Products. All rights reserved.

PICTIONARY(TM) is a trademark of Pictionary Incorporated, Nevada, USA. All rights reserved.

MEGAJACKPOTS(TM) is a trademark of IGT.  All rights reserved.

Puzzle Pays(TM), Party Train(TM), and Hot Properties(TM) are trademarks of WMS Gaming Inc. (C) 2002 WMS Gaming Inc. All rights reserved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                                     PART II
                                OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Refer to our Form 10-Q for the period ended December 31, 2001, in which we previously reported on the matters submitted to a vote of security holders on January 15, 2002 and the results thereof.

ITEM 5.  OTHER INFORMATION

CHANGE IN ANNUAL MEETING DATE

The Board of Directors intends to convene our next Annual Stockholders Meeting in November 2002, rather than in January 2003. Accordingly, we must receive any stockholder proposals to be acted upon at this meeting on or before June 17, 2002 in order to consider including them in our proxy materials for that meeting. In addition, if we do not receive notice of a stockholder proposal to be acted on at our Annual Stockholders Meeting on or before August 8, 2002, our proxy for that meeting may confer discretionary authority to vote on any such proposal.

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

3(c) Form of Certificate of Designations of the Powers, Designations, Preferences, and Relative, Participating, Optional or Other Rights and Qualifications, Limitations and Restrictions of Series A Preferred Stock, incorporated by reference to Exhibit A to the Form of Rights Agreement dated as of March 5, 1998 between us and The Bank of New York, as Rights Agent, filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998.

3(d) By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended June 30, 1996.

10(a) Restricted Stock Agreement between WMS Industries Inc. and Louis J. Nicastro dated March 1, 2002, incorporated by reference from Exhibit
         4.5 to our Registration Statement on Form S-8 (File No. 333-87676) filed with the Commission on May 6, 2002.

(b)  Reports on Form 8-K.
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WMS INDUSTRIES INC.




Dated: May 15, 2002               By: /s/  Scott D. Schweinfurth
                                           Scott D. Schweinfurth
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)