Form 10-K
period 2002-06-30
WMS INDUSTRIES INC /DE/
filed 2002-09-20
CIK 350077

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                         COMMISSION FILE NUMBER 1-8300

                              WMS INDUSTRIES INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                   36-2814522
       (State or other jurisdiction of          (I.R.S. Employer Identification Number)
        incorporation or organization)

800 SOUTH NORTHPOINT BLVD., WAUKEGAN, ILLINOIS                   60085
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

     The aggregate market value of the 30,622,635 shares of common stock held by non-affiliates of the registrant on September 12, 2002 was $480,775,370. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On that date, the number of shares of common stock outstanding (excluding 1,395,312 shares held as treasury shares) was 30,956,707 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement to be filed on or about September 25, 2002 with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     As used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $.50 par value per share.

     WMS Gaming(R), Classic TV Game Show Series(TM), Reel 'Em In(R), Puzzle Pays(TM) and 3RV(TM) are trademarks of our subsidiary WMS Gaming Inc. Our product names mentioned in "Item 1. Business -- Products" in this report are trademarks of WMS Gaming Inc., except where they are licensed. Williams(R), DCS Sound System(TM) and Dotmation(R) are trademarks of our subsidiary Williams Electronics Games, Inc. MONOPOLY(TM), SCRABBLE(TM), Advance to Boardwalk(TM), Chance(TM) and Community Chest(TM) are trademarks of Hasbro used with permission. PICTIONARY(TM) is a trademark of Pictionary Incorporated. JUMBLE(R) is a trademark of Tribune Media Services, Inc. PAC-MAN(TM) is a trademark of Namco Ltd.. HOLLYWOOD SQUARES(TM) is a trademark of King World Productions, Inc. MATCH GAME(TM), PASSWORD(TM) and BEAT THE CLOCK(TM) are trademarks of FreemantleMedia Operations BV. SURVIVOR(TM) is a trademark of Survivor Productions LLC. YOU BET YOUR LIFE(TM) & (C) National Broadcasting Inc. used with permission. All rights reserved. The other trademarks mentioned in this report are the property of their respective owners.

     This report contains "forward-looking statements," within the meaning of the federal securities laws. These statements describe our plans, strategies and goals and our beliefs concerning future business conditions and the outlook for WMS based on currently available information. Wherever possible, we have identified these forward looking statements by words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate," "intend" and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties, including the risks set forth under "Item 1. Business -- Risk Factors". We do not intend to update publicly any forward looking statements, whether as a result of new information, future events or otherwise. Forward-looking statements may be found in the materials set forth under "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," among others.

                                     PART I

ITEM 1.  BUSINESS.

                          DEVELOPMENT OF OUR BUSINESS

     WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. and succeeded to the amusement game business that had been conducted for almost 30 years by our predecessors. We are now focused exclusively on the design, manufacture, marketing, lease and sale of video and mechanical reel spinning gaming machines and video lottery terminals ("VLTs").

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

     Our principal executive offices are located at 800 South Northpoint Blvd., Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our website is located at www.wmsgaming.com.

                                COMPANY OVERVIEW

     We are a designer, manufacturer and marketer of innovative video and mechanical reel spinning gaming machines and VLTs. We seek to develop gaming machines that offer high entertainment value and generate greater revenues for casinos and other gaming machine operators than the gaming devices of our competitors. Most of our gaming machines incorporate secondary bonus rounds, advanced graphics, digital sound and engaging game themes, some of which include popular songs and recognized trademarks. Our gaming machines are installed in all of the major gaming jurisdictions in the United States and in numerous foreign jurisdictions.

     We market our gaming machines in two principal ways. First, we sell some of our gaming machines and conversion kits to casinos and other gaming machine operators (a) under normal credit terms of 90 days, or (b) as a sale with financing with payments up to 3 years. Second, we lease gaming machines to casinos and other gaming machine operators for lease payments based upon 1) a percentage of the net win of the gaming machines, or 2) fixed daily fees, or 3) in the case of wide-area progressive games, a percentage of the amount wagered ("coin in"). These leased gaming machines feature themes based on brands we license from third parties. Typically, the leases are cancelable by either party with 30 days notice. We can place games on a lease basis if the popularity of the licensed brand and the game results in substantially higher coin in and net win for these games than typical gaming machines. The percentage of net win and coin in arrangements allow us to share in the earnings of these gaming machines, and all three types of lease arrangements permit us to generate a recurring revenue stream. When we refer to "participation games," we mean any of these kinds of lease arrangements. We periodically refresh our installed base of participation games with new versions of game themes to improve or maintain the net win of the gaming machines.

     In 1997, we introduced Reel 'Em In(R), our first single-themed, multi-coin, multi-line video gaming machine that incorporates a secondary bonus game. Secondary bonusing creates a "game-within-a-game" that rewards players by offering them a chance to advance from the primary game to a secondary game. The secondary game also gives the players additional payoff opportunities and allows them to interact with the game by choosing from various entertaining options in the bonus round. The success of Reel 'Em In led to our introduction of a series of video gaming machines based on this design, each featuring a unique and entertaining theme. See "Products." The multi-coin, multi-line and secondary bonus features and our highly entertaining themes are designed to attract new players, encourage repeat play and increase the average wager per play.

     In fiscal 1999, we introduced the first of our participation games, a series of four MONOPOLY(TM) themed gaming machines, under our exclusive license of the widely-recognized MONOPOLY trademark for use on casino-style gaming machines. Since then, we have continued to introduce additional MONOPOLY themed gaming machines. See "Products". Since their introduction, these games have typically generated average daily win in excess of the average daily win of the casinos' other non-participation games. We have been able to offer these games to casino operators exclusively as participation games based on the higher earnings of these games.

     In fiscal 2001, we introduced Puzzle Pays(TM), a second series of participation games, based on popular licensed puzzle game themes. The first game in the Puzzle Pays series was JUMBLE(R), based on the popular scrambled word game appearing in newspapers nationwide. Two additional Puzzle Pays gaming machines followed: Bee Bucks(TM), the sequel to JUMBLE, and SCRABBLE(TM).

     In fiscal 2002, we launched three new participation series: HOLLYWOOD SQUARES(TM) games in the winter of 2001; PAC-MAN(TM) games based on the popular classic arcade game, in the spring of 2002; and SURVIVOR(TM) games based on the popular television show in the spring of 2002. The SURVIVOR game was our first game commercialized in association with International Game Technology ("IGT"), which places these games on its MegaJackpots(TM) wide-area progressive system. We currently do not have a proprietary wide-area progressive system. Wide-area progressive systems are electronically linked, intercasino systems that connect gaming machines in various casinos to a central computer. These systems allow a progressive jackpot to increase with every wager made on gaming devices linked to the system, until a player achieves the top award winning combination. Wide-area progressive systems are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-linked, stand alone gaming machine. Net win per gaming machine on wide-area progressive systems are generally higher than on non-linked gaming machines on a casino floor.

     In the summer of 2001, we implemented software changes in all of our games installed in casinos that we believed resolved certain software anomalies in the operating system software that runs our game themes that permitted player cheating. In the fall of 2001, however, we experienced further anomalies in a new version of our operating system software that we were required to install in two jurisdictions: Mississippi and Nevada. As a result of these anomalies and the publicity concerning them, we experienced a delay in receiving regulatory approvals for new games by some regulators pending completion of their review of upgrades to our existing operating system software. Customers, aware of the software anomalies, purchased fewer new gaming devices from us. This resulted in both lower game sales and lower participation game revenues because we were unable to refresh our installed base of participation games on our planned six-month schedule. To address the software anomaly issues and to revitalize our technology foundation, we announced in January 2002 that we would embark on a three part technology improvement plan to improve the stability of the operating system software. This plan is discussed in detail under "Business Strategy" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                               INDUSTRY OVERVIEW

     Casino operators continuously focus on increasing revenue growth at their existing casinos. The importance of gaming machine revenue to the casino operators' profitability has created demand for gaming machines that have the ability to generate superior earnings per machine. As a result, the pace of innovation in gaming machine design has accelerated, and gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value of gaming machines. We believe that three of the most significant developments in gaming machine design have been the development of video gaming machines that simulate mechanical reel spinning slot machines, the introduction of gaming machines with secondary bonus rounds and cashless gaming.

     - Video gaming machines that simulate a mechanical reel spinning slot machine on a video screen are predominantly multi-coin, multi-line gaming machines that offer multiple distinct pay lines and allow up to 200 or more coins to be wagered on a single play. This tends to increase the average wager per play.

     - Secondary bonusing allows a player to advance beyond the primary round into a bonus round if the player obtains a specified result in the primary round. The bonus round is designed to create significant player appeal by giving the player more interactive options and a sense of investment in the game. This encourages the player to continue to play the game in an effort to achieve the bonus round. In addition, the bonus round gives game designers an opportunity to incorporate additional entertaining content into the gaming machines.

     - Various forms of cashless gaming reduce casino operators' costs and machine downtime as coins are no longer dispensed from the gaming device when a casino patron wants to cash out. Instead the gaming device prints tickets or, through casino systems, banks the payout for the casino patron. Our products currently support only some versions of cashless gaming.

     We expect continued demand for multi-coin, multi-line video gaming machines and other gaming machines that offer the player secondary bonus rounds and other enhanced entertainment features, which we believe will result in higher coin in and net win per machine for casinos. As casino operators determine which form of cashless gaming they want in their casinos, we believe demand for gaming devices that support cashless gaming will increase.

     Some of the gaming machines with secondary bonusing features and entertaining themes generate significantly more coin in per day than the other gaming machines on the casino floors allowing gaming machine manufacturers to lease some of the highest-earning machines to casino operators on a participation basis. This allows gaming machine manufacturers to share in the superior earnings of these games and to generate a recurring revenue stream for themselves. We expect the portion of the casino floor that operators allocate to participation games to continue to increase modestly.

     Another revenue-sharing model that has been employed by some manufacturers with casino operators is a wide-area progressive system. A wide-area progressive system enables gaming machines in multiple casinos within a gaming jurisdiction to contribute to and compete for large system-wide progressive jackpots. We expect the demand for wide-area progressive jackpot games to continue to increase modestly.

     VLTs include both video and mechanical reel spinning gaming machines. VLTs are purchased, leased or operated on a revenue-participation basis to raise revenue for the jurisdictions in which they are placed. Most VLTs are linked to a central computer for accounting and security purposes and are monitored by state lotteries or other government authorities. Unlike gaming machines designed for the casino market, most VLTs are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants.

                               BUSINESS STRATEGY

     Our business strategy is to increase our market penetration in the major North American and international gaming jurisdictions by developing entertaining products and by providing outstanding service. This strategy includes the following elements:

     - Stabilize our existing operating system and revitalize our technology foundation: We announced in January 2002 that we would concurrently execute the following three part technology improvement plan:

      - In the near-term, we are rewriting critical operating code segments, securing third-party critiques of our design process, and performing code audits and other software tests. This is being done to improve the stability of the operating system by introducing two upgrades to our existing operating system. Mississippi, Nevada and Ontario, Canada have mandated a complete upgrade of the operating system of all of our games in their respective jurisdictions. Other jurisdictions could require a complete upgrade in the future. By June 30, 2002, we had successfully completed the first upgrade in Mississippi, and expect to start the first upgrade in Nevada in September 2002 and Ontario after that time.

      - In the mid-term, we plan to develop, license or acquire a new operating system for our newly developed hardware platform. After extensive technical diligence, we entered into an agreement with Sierra Design Group ("SDG") to develop a new computer circuit board and operating system, which we expect will begin to be approved by gaming regulators in the summer of 2003. In addition, we have continued internal development of a new operating system on a parallel path with the SDG system as an alternative plan to the SDG system.

      - In the long-term, we plan to develop a next generation system, which we believe will integrate leading technologies for the gaming industry. We contracted with an independent specialist to develop the design specification for our next generation system. We received the completed design specification and were able to have several of the components of this specification included in the operating system SDG is currently designing for us.

       For additional discussion of our three part technology improvement plan, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     - Expand product offerings: We expect to expand our product lines to be able to fully serve casino operators' gaming device requirements. We are developing new mechanical reel spinning products that will utilize extended-odds technology, which is now available to us because of the recent expiration of the Telnaes patent. In July 2001, we acquired Big Foot Software Research and Development, LLC, a company with extensive experience in developing wide-area progressive systems, and we now expect to be able to offer our own wide-area progressive system in fiscal 2004. In fiscal 2002, we licensed a new poker game from a third party. In the summer of 2002, we introduced a new product which we call

       3RV -- short for three-reel video -- that has the look and feel of a mechanical reel spinning product but is actually a video based product. We also have in development several experimental games to bring new, innovative concepts to casino floors. To capture additional market share, we have added and will continue to add resources to our game development group with the intent of commercializing a much greater number of new games in fiscal 2004 and fiscal 2005 than in prior years. By developing a more diverse product line, we intend to become a full service supplier to casinos. We expect to be able to leverage our 50+ years of game design experience and our existing sales and distribution organization over a higher volume of activity. Subject to regulatory approval in fiscal 2004, we expect to have all of these products and new games available to serve all of our customers' gaming device needs.

     - Maximize the potential of our participation games and exclusive licenses for use of well-known themes on gaming machines: As the exclusive licensee of the MONOPOLY brand for use with gaming machines, we converted a popular trademark into a successful line of superior-earning gaming machines. The name recognition and creative game design of these games and of our other participation games have allowed us to lease them to casino operators, generating a high-margin recurring revenue stream for us. To date, we have launched a total of 18 participation themes. See "Products". We will continue to pursue new licensed brands and additional themes based on the guidance of focus group testing of casino patrons.

     - Continue expansion into international markets: We have continued our efforts to obtain regulatory licenses to market our games in foreign markets, and we are now authorized to conduct business in most Canadian provinces and over 35 other foreign jurisdictions. We began direct sales of our gaming machines outside of North America for the first time in fiscal 2001. We conduct most of our international sales through our subsidiary in Barcelona, Spain, however in fiscal 2002, we opened a sales office in Johannesburg, South Africa to compete in the South African casino and newly authorized low-payout machine markets. In addition, we license our game themes to Stargames Corporation Pty Ltd. for sale on their PC3 hardware platform. We receive a royalty payment from Stargames for each game sold. See "Sales and Marketing." The Australian market represents the largest international market for us, as its gaming market is largely video, our area of strength in game design.

                                    PRODUCTS

     We have established a line of video and mechanical reel spinning gaming machines and VLTs incorporating highly entertaining themes and certain innovative gaming features. Our gaming machines' technological features include multiple linked video monitors and touch-screen video displays for video gaming machines, advanced graphics, dotmatrix animation ("Dotmation(R)") displays for mechanical reel spinning slot machines, and our digital compression DCS Sound System(TM) ("DCS") music, voice-overs and sound effects. Engaging and humorous themes and a high degree of player interactivity are incorporated into each of our games, particularly in the secondary bonus round. We believe that by designing gaming machines that are fun and interesting to play and incorporating the latest gaming technologies, we supply gaming machines with superior player appeal.

     Our gaming machines integrate a secondary bonus round to accompany the traditional gaming machine to create a game-within-a-game for more exciting and interactive play. If players achieve various milestones in the primary round, they move on to play a secondary round for additional bonuses. The secondary round gives the player a sense of investment in the game. The player is encouraged to continue wagering in the hope of entering the bonus round. The player can win in both the primary round and the secondary round. In our secondary bonus rounds, the player has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters that will be used to obtain or reveal the bonus. Amusing or familiar graphical and musical themes add to the player appeal of our gaming machines.

GAMES FOR SALE

     We offer the following product lines for sale:

     - Multi-coin, multi-line video gaming machines. Our line of multi-coin, multi-line, themed gaming machines combine advanced graphics, DCS sound effects and music, and secondary bonus rounds. In the primary round, the video screen of these gaming machines simulates traditional mechanical reel spinning slot machines. Depending on the machine, the player can wager up to 200 coins per play.

     - Mechanical reel spinning slot machines. These mechanical reel spinning slot machines feature secondary bonusing through the use of our Dotmation feature and also include DCS sound. Recently, the Telnaes extended odds technology patent expired, so we can now use that technology, which enhances the design flexibility and entertainment value of the games. As a result, we expect to introduce more mechanical reel spinning slot machines and increase our presence in this market starting in fiscal 2004.

     - 3RV gaming machines -- Beginning in the September 2002 quarter, we began to sell these video based gaming devices, which feature mini-bonuses, symbol animation and DCS sound. This gaming device looks like a traditional three reel mechanical slot machine and includes a handle to activate play. We have developed a proprietary front screen glass over a video monitor and by integrating realistic, reel spinning graphics we have created a unique gaming device.

     During fiscal 2002 and 2001, we released the following new games for sale:

2002                       2001
----                       ----
Hot Toppings(R)            Jackpot Party(R) 9-
                           Line
Leprechaun's Gold(R)       Cash Crop(R)
Love to Win(R)             Yukon Gold(R)
Bottom Line(R)             Money Groove(TM)
Crocodile Cash(TM)         Big Tippers(R)
                           20-Line

     Our sales of gaming machines, primarily video gaming machines, grew from 17,789 units in fiscal 2000 to 19,070 units in fiscal 2001. In fiscal 2002, however, we sold only 6,916 units as regulators and customers scrutinized our efforts to implement our three part technology improvement plan to stabilize our operating system software. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In fiscal 2003, we expect to launch 15 new games for sale, subject to regulatory approval.

PARTICIPATION GAMES

     In fiscal 1999, we introduced the first four MONOPOLY themed gaming machines in Las Vegas under an exclusive license from Hasbro. In October 2001, we introduced Party Train, the ninth game in the MONOPOLY series, and we intend to introduce two new MONOPOLY branded games per year to keep the brand fresh and entertaining. Our game designers use secondary bonus rounds in combination with the actual elements of the MONOPOLY board game to create the highly entertaining games. These elements include Mr. MONOPOLY(TM), Chance(TM), Community Chest(TM) and the distinctive game board and tokens, set to a background of a big band theme song. Most of these games are multi-coin, multi-line video games; however, some games are mechanical reel spinning gaming machines.

     In fiscal 2001, we introduced a second series of participation games entitled Puzzle Pays. Each gaming machine in this series is based on a popular licensed puzzle game theme. These games include JUMBLE(R), Bee Bucks(R), the sequel to JUMBLE, and SCRABBLE(TM), based on the popular board game. We expect to introduce a sequel to SCRABBLE, entitled Winning Recipe(TM), and our fifth licensed game theme for the Puzzle Pays series, PICTIONARY(TM), in the December 2002 quarter.

     In fiscal 2002, we launched three new participation series: HOLLYWOOD SQUARES(TM) in the winter of 2001; PAC-MAN(TM), based upon the classic arcade game, in the spring of 2002; and our first wide-area progressive game, SURVIVOR(TM), in the spring of 2002. In fiscal 2003, we expect to launch one sequel each to PAC-MAN and HOLLYWOOD SQUARES branded games.

     During fiscal 2002 and 2001, we released the following new games on participation:

2002                       2001
----                       ----
Monopoly(TM) Party         Monopoly(TM) Money
  Train(R)                 Grab(R)
Hollywood Squares(TM)      Jumble(R)
Survivor(TM)               Scrabble(TM)
Pac-Man(TM)                Jumble Bee Bucks(R)

     In fiscal 2003 we expect to launch 9 new participation games, subject to regulatory approval.

     Our installed base of participation games increased from 5,857 units at June 30, 2001 to 6,162 units at June 30, 2002. The average installed base increased from 4,850 units for fiscal 2001 to 5,790 units in fiscal 2002. Net win per day per gaming device decreased from $43.76 in fiscal 2001 to $40.05 in fiscal 2002 which we believe resulted primarily from a delay in new game approvals by some regulators pending completion of their review of upgrades to our existing operating system software. As a result, we were unable to refresh our installed base of participation games on our planned six-month schedule. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations."

ADDITIONAL PRODUCTS

     In addition to gaming machine titles described above, we also supply the following products:

     - Video Lottery Terminals. Our VLTs include both video and mechanical reel spinning gaming machines. They feature advanced graphics and DCS sound effects and music and incorporate many of the same features as our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by governmental agencies. Our VLTs are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants.

     - Parts Sales, Game Conversions and Used Games. In addition to our product line of gaming machines, we also offer sales of replacement parts and game theme conversions of our gaming machines. We also sell used games which are acquired on a trade-in basis or which were previously placed on a participation basis. We expect that our revenues from these sources will increase in the future as our installed base of gaming machines sold has expanded.

                    DESIGN, RESEARCH AND PRODUCT DEVELOPMENT

     In designing our gaming machines, our designers, engineers and artists build upon the more than 50 years of experience that WMS and our predecessors have in designing and developing fun, humorous and exciting games. We are continually developing new games in order to introduce new technologies and enhance player appeal. Our gaming machines and games are usually designed and programmed by our internal gaming design studios. In some cases, we may outsource certain testing and graphic design functions to independent designers under contract to us. Gaming machines must be approved and may be tested by certain regulatory authorities before being marketed in a particular gaming jurisdiction. Our game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams. Each studio works concurrently on multiple games and is staffed with software developers, graphic artists, mathematicians and game developers.

     During the fiscal years ended June 30, 2002, 2001 and 2000, we spent approximately $26.0 million, $16.4 million and $11.7 million, respectively, on design, research and product development. In fiscal 2002, we finished the renovation of our existing Chicago research and design facility to create a state-of-the-art technology campus. As of September 1, 2002, we employed about 267 persons in our design, research and development teams. We substantially increased our staff in fiscal 2002 to execute the technology improvement plan, and also to increase the number of game developers and game design studios to position the Company to introduce a greater number of games in the future and begin product development to expand our product offerings. We intend to continue to increase our game development staff. In fiscal 2004, we intend to expand our product offerings to include new mechanical reel spinning games using extended odds technology, a new poker game, a proprietary wide-area progressive system and some experimental games. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity."

     Some of our gaming machines are based on popular brands licensed from third parties, such as Hasbro, CBS Consumer Products, Namco and Tribune Media Services. Typically, WMS is obligated to make minimum guaranteed royalty payments over the term of the license and to advance payment against those guarantees. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with other non-slot-machine related products.

                              SALES AND MARKETING

     We are authorized to sell or lease our gaming machines to casinos in 136 tribal jurisdictions and 66 other gaming jurisdictions worldwide. See "Government Regulation-General." Generally, we sell our gaming machines directly, rather than through the use of distributors, in order to maximize customer service and to enhance profitability. In some instances, our gaming machines are installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the customers. In addition, we offer our gaming machines on a participation basis. We sell or lease VLTs, depending on the jurisdictions where they are placed.

     We sell and lease our gaming machines through 28 salespeople in offices in several United States locations, and six salespeople in our international offices: three in a sales office in Spain, two in a sales office in South Africa, and one in Canada. Our salespeople earn a salary and commissions. Our gaming machines are primarily marketed through direct sales, trade shows, promotional videotapes, our proprietary website and advertising in trade journals. No single customer accounted for 10% or more of our revenues in fiscal 2002 or fiscal 2001. Harrah's Entertainment, Inc. accounted for about 10.3% of our revenues in fiscal 2000.

     Our international game sales continued to increase in fiscal 2002 with over 2,784 games sold compared to 2,109 in fiscal 2001. We have translated our most popular domestic game themes into Spanish, Portuguese, French and/or Italian. Export sales and leases of our products were approximately $30.7 million, or 17.6% of revenues, for fiscal 2002, compared with $21.0 million, or 8.0% of revenues, for fiscal 2001, and $17.7 million, or 8.1% of revenues, for fiscal 2000. These figures do not include export sales with respect to discontinued operations. Substantially all foreign sales are made in United States dollars. Revenue contributions from leases of our products were primarily limited to North America.

     At the end of fiscal 2001, we announced the first installations of our Jackpot Party games in Australia. These games are manufactured under our cross-license agreement with Stargames Corporation Pty. Ltd. using their PC3 hardware platform. We have also received approval from the Australian testing authorities for other WMS games, including several versions of MONOPOLY themed games. We estimate that the Australian gaming device market currently operates almost 200,000 gaming machines, making it the largest gaming market outside of the United States.

                                  COMPETITION

     The gaming machine market is intensely competitive and is characterized by the continuous introduction of new game titles and the development of new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

     - create games with high earnings performance;

     - offer machines that consistently out-perform other gaming machines;

     - identify and obtain rights to commercially marketable intellectual properties; and

     - adapt our products for use with new technologies.

     In addition, successful competition in this market is also based upon:

     - engineering innovation and reliability;

     - mechanical reliability;

     - brand recognition;

     - marketing and customer support; and

     - price or lease terms.

     We estimate that over 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that a majority of this worldwide market is controlled by IGT, Alliance Gaming, Aristocrat Technologies and WMS. Our competitors vary in size from very small companies with limited resources to a few large corporations with greater financial, marketing and product development resources than ours. The larger competitors have an advantage in being able to spend large amounts to develop new technologies and features that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems which allow casino operators to accumulate slot accounting and performance data about the operation of gaming devices. We do not currently offer these systems. In the video and mechanical reel spinning gaming machine market, we compete with market leader IGT, as well as Alliance Gaming, Sigma Game, Atronic Casino Technology, Mikohn Gaming, Shuffle Master, Konami, Franco, Unidesa and Aristocrat Technologies. In the VLT market, we compete primarily with IGT, G-Tech Holdings, Scientific Games and Spielo Gaming International.

                                 MANUFACTURING

     In fiscal 2001, we consolidated our manufacturing, Chicago regional distributing, warehousing and corporate headquarters in our modern facility in Waukegan, Illinois. Combined with new manufacturing processes, this facility has allowed us to achieve greater operating efficiencies. In addition, we have reduced our product lead times to 6-8 weeks, which is lower than the industry average.

     Manufacturing commitments are generally based on purchase orders from customers. Our manufacturing process generally consists of assembling component parts into a completed gaming machine based on these purchase orders. In some cases, however, component parts are purchased and assembled into finished goods, which are inventoried in order to be able to quickly fulfill customer orders. We generally warrant our gaming machines sold in the U.S. for a period of 90 days.

     The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies and video monitors. We believe that our sources of supply of component parts and raw materials are adequate and that alternative sources of materials are available.

     With respect to participation games at September 1, 2002, we had back orders of over 800 units and at September 1, 2001, we had a backlog of about 500 units. We believe that it is not meaningful to compare our year-to-year back order amounts, however, since the amount of back orders vary during the on-going production period for certain models of gaming machines. The popularity of the game theme can extend over a period of years. In addition, our participation game revenues are unrelated to sales back orders.

              PATENT, TRADEMARK, COPYRIGHT AND PRODUCT PROTECTION

     Each gaming machine may embody a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We generally seek to obtain trademark protection for the names or symbols under which we market and license our products and patent protection of our proprietary software and other game innovations. We also rely on our copyrights, trade secrets and proprietary know-how. See "Risk Factors -- We rely on our intellectual property and proprietary rights." In addition, some of our most popular gaming machines are based on trademarks and other intellectual properties licensed from third parties. See "Risk Factors -- Our revenues depend in part upon our ability to obtain licenses to use intellectual properties and licensors' approvals of new products on a timely basis."

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

     We have obtained the required licenses or are otherwise authorized to manufacture and sell our products to customers in domestic gaming jurisdictions in 27 states and the Commonwealth of Puerto Rico as well as 136 Native American tribal jurisdictions.

     We have also obtained the required licenses or are otherwise authorized to manufacture and sell our products in the following additional gaming jurisdictions: ten Canadian provinces; Argentina; Aruba; Victoria, New South Wales in Australia; the Bahamas; Catalonia, Spain; Chile; Colombia; Curacao, the Dominican Republic; Ecuador; Estonia; France; Greece; Italy; Latvia; Lesotho; Malaysia; Nambidu; Panama; Paraguay; Peru; Philippines; Portugal; Russia; the Slovak Republic; Slovenia; Guateng, Eastern Cape, KwaZulu-Natal, Northern Cape, Northern Province, Northwest Province, and Western Cape provinces in South Africa; Swaziland; Sweden; Switzerland; Uruguay and Venezuela. We also have pending applications in the provinces of Mpumalanga and Free State in South Africa.

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

     Our subsidiaries that manufacture and distribute gaming devices or operate a slot machine route, or which hold stock of a subsidiary which does so (a "Gaming Subsidiary"), are required to be licensed or registered by the Nevada Gaming Authorities. The licenses require periodic payments of fees and taxes and are not transferable. We are registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation"), and so we are required periodically to submit detailed financial and operating reports to the Nevada Commission and to furnish any other information, which the Nevada Gaming Authorities may require. We have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses (collectively, "Licenses") required to engage in slot route operations, and the manufacture, sale and distribution of gaming devices for use or play in Nevada or for distribution outside of Nevada. We cannot assure you that these Licenses will not be revoked, suspended, limited or conditioned by the Nevada Gaming Authorities.

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

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us in order to determine whether that individual is suitable or should be licensed as a business associate of a licensee. Officers, directors and certain key employees of our Gaming Subsidiaries must file license applications with the Nevada Gaming Authorities. Our officers, directors and key employees who are actively and directly involved in activities of our Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause, which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or license, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     If the Nevada Gaming Authorities were to determine that we violated the Nevada Act, our Licenses could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Gaming Authorities. The limitation, conditioning or suspension of any License or the appointment of a supervisor could, and the revocation of any License would, materially and adversely affect our future operations in Nevada.

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

     We are required to maintain a current stock ledger in the State of Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make this disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require that our stock certificates bear a legend indicating that the securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed this requirement on us.

     We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for these purposes. This approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with any such person, and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in foreign gaming operations. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, licensees are required to comply with certain reporting requirements imposed by the Nevada Act. The Nevada Board may require a licensee to file an application for a finding of suitability concerning an actual or intended activity or association of the licensee in a foreign gaming operation. A licensee is also subject to disciplinary action by the Nevada Commission if the licensee knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

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

     Our license to manufacture and distribute gaming equipment in Mississippi is not transferable, is issued for a two-year period and must be renewed every two years. As in Nevada, the Mississippi Commission may investigate and find suitable any individual who has a material relationship to, or material involvement with, us, including, but not limited to, record or beneficial holders of any of our voting securities and any other person whom the Mississippi Commission determines exercises a significant influence upon our management or affairs. We are required to maintain a current stock ledger in Mississippi, which may be examined by the Mississippi Commission at any time. Any applicant for a finding of suitability must pay all investigative fees and costs of the Mississippi Commission in connection with the investigation.

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

REGULATION IN FOREIGN JURISDICTIONS

     Many foreign countries permit the importation, sale and/or operation of gaming equipment. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Some jurisdictions in which we operate require the licensing of gaming machines, gaming machine operators and manufacturers. In addition, each foreign jurisdiction may have specific gaming machine requirements that differ from our traditional domestic gaming machines with respect to payout features and hardware and software related to currency and denomination. We, and our gaming machines have been properly licensed and approved or have applied for licensure and approval in all jurisdictions where our operations require licensure and approval.

                                  SEASONALITY

     Sales of WMS gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction.

                                   EMPLOYEES

     At September 1, 2002, we employed approximately 838 persons. Approximately 175 of those employees were represented by the International Brotherhood of Electrical Workers (the "IBEW"). We have a collective bargaining agreement with the IBEW related to our Waukegan, Illinois manufacturing facility, which expires on June 30, 2003. We believe that our relations with our employees are satisfactory.

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

                                  RISK FACTORS

     Some of the risks and uncertainties that may cause our operating results to vary from anticipated results or that may adversely affect our operating results are as follows:

SOFTWARE ANOMALIES AND FRAUDULENT MANIPULATION OF OUR GAMING MACHINES AND SOFTWARE MAY COST US MONEY, BURDEN OUR ENGINEERING AND MARKETING RESOURCES, INVOLVE US IN LITIGATION AND ADVERSELY AFFECT OUR GAMING LICENSES.

     Our success may depend on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines and associated software. Our gaming machines and software have experienced anomalies and fraudulent manipulation in the past. Gaming machines, which are susceptible to such anomalies and manipulation may be replaced by the casinos if they do not perform according to expectations or may be shut down by regulators. In the event of such issues with our gaming machines and software, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay our other projects. In addition, regulators may not approve new games, which may substantially reduce our revenues. Our games are generally subject to rigorous testing, both internally and by various gaming jurisdictions. We cannot assure you that we will be able to build and maintain software-based gaming devices that are free from such anomalies or manipulations and satisfy these tests. Our gaming machines have in the past and could in the future be susceptible to software anomalies and manipulation after the gaming software has been widely distributed.

     We have entered into several agreements to license intellectual property related to alternative solutions for our technology improvement plan that have a total potential commitment of $16.3 million. If we determine that we may not realize the value of any of the commitments, we would record an immediate charge against earnings up to the full amount of these commitments in the period in which such determination is made.

     In addition, the occurrence of anomalies in, or fraudulent manipulation of, our machines and gaming software may give rise to claims for lost revenues and related litigation, and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of a gaming license. We cannot assure you that, in the event that such anomalies or manipulations occur in our machines and software, any gaming authorities will not subject us to disciplinary action. See also "Risk Factors -- Our gaming machine business is heavily regulated, and we depend on our ability to obtain and maintain our gaming licenses and regulatory approvals for our games to operate our business" and "Risk Factors -- Customers and regulators may not accept the upgraded operating systems we expect to introduce in the future."

CUSTOMERS AND REGULATORS MAY NOT ACCEPT THE UPGRADED AND NEW OPERATING SYSTEMS WE EXPECT TO INTRODUCE IN THE FUTURE.

     As part of our three part technology improvement plan, we expect to introduce two upgraded versions of our existing operating system software. We introduced the first version in the summer of 2002 and we expect to introduce the second version in the winter of 2002. In addition, we expect to introduce a totally new computer circuit board and operating system beginning in the summer of 2003. If regulators do not find that the upgrades or the new system meet their requirements, such systems will not be approved for sale. Regulators may also rescind our current regulatory approvals, which may result in the shut down of our games in casinos located in their jurisdictions.

     Even if regulators approve the upgrades and new system, there is no assurance that our customers will find the systems or new games acceptable. Customers may decide not to purchase any new games or gaming devices from us or let us install our participation games if they perceive that our operating systems are unreliable.

OUR GAMING MACHINE BUSINESS IS HEAVILY REGULATED, AND WE MUST OBTAIN AND MAINTAIN OUR GAMING LICENSES AND REGULATORY APPROVALS FOR OUR GAMES TO OPERATE OUR BUSINESS.

     The manufacture and distribution of gaming machines is subject to extensive federal, state, local and foreign regulations and taxes, and the governments of the various gaming jurisdictions amend these regulations from time to time. Virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for manufacturers and distributors of gaming machines and for their officers, directors, major stockholders and key personnel. The gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us and any stockholder to determine whether the individual or stockholder is acceptable to those gaming authorities. Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game or hardware or software will be approved in any jurisdiction. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. The revocation or denial of a license in a particular jurisdiction could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

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

OUR PROFITABILITY DEPENDS HEAVILY ON RECURRING REVENUE PARTICIPATION GAMES THAT MAY BECOME RESTRICTED OR PROHIBITED BY LAW IN SOME JURISDICTIONS OR FACE INCREASED RESISTANCE BY OPERATORS.

     Casinos in certain jurisdictions have sought and may continue to seek legislation prohibiting or restricting participation and lease arrangements. Approximately $99.1 million, or 56.7%, of our gaming revenues in fiscal 2002, $90.2 million, or 34.2%, of our gaming revenues in fiscal 2001, and $67.6 million, or 31.1%, of our gaming revenues in fiscal 2000, were derived from participation games. In addition, in fiscal 2002, our margins on participation games were 84.8%, while our margins on machine sales were 33.8% indicating that our level of revenue from participation games has a significant effect on our profitability.

     Participation games are replaced by the casinos operators if they do not meet and sustain revenue and net win expectations. We cannot assure you that our participation games will continue to meet the casino operators' revenue and net win requirements. We believe that participation games need to be refreshed every six months to improve or maintain the net win of the gaming machines. These machines are at risk of replacement with 30 days notice from the casino operator and are particularly susceptible to pressure from competitors, declining popularity and changes in economic conditions. Further, casino operators have at times challenged participation arrangements and some have reduced the number of participation games in their casinos to reduce costs or in response to new, higher tax rates on casino revenues or profits. We cannot assure you that the various gaming jurisdictions will continue to permit recurring revenue arrangements.

PATENT INFRINGEMENT CLAIMS COULD LIMIT OR AFFECT OUR ABILITY TO MARKET SOME OF OUR CURRENT OR NEW GAMING MACHINES.

     Our competitors have been granted patents covering numerous gaming machine features and bonusing techniques. If our products use processes or other subject matter that is claimed under these existing patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, to develop, manufacture or market our products. We also might then be limited in our ability to market new products.

OUR REVENUES DEPEND IN PART UPON OUR ABILITY TO OBTAIN AND RETAIN LICENSES TO USE INTELLECTUAL PROPERTIES AND LICENSORS' APPROVALS OF NEW PRODUCTS ON A TIMELY BASIS.

     Some of our most popular gaming machines are based on trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain and retain licenses for additional popular intellectual properties. There is competition for these licenses, and we cannot assure you that we will be successful in acquiring or retaining additional intellectual property rights with significant commercial value on acceptable terms. These intellectual properties are licensed for a fixed term. We cannot assure you that we will be able to renew the intellectual properties, which we currently license. In the event that we cannot renew these existing licenses, we may be required to discontinue certain participation games bearing such licensed marks.

     Our intellectual property licenses generally require that we submit new products developed under these licenses to the licensor prior to release for approval at their sole discretion. Rejection or delay in approval of a product by a licensor could have a material adverse effect on our business, operating results and financial condition.

WE RELY ON OUR INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS.

     Our success may depend in part on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary software and other game innovations. We cannot assure you that we will be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, that any trademark, copyright or issued patent will provide competitive advantages for us or that our intellectual properties will not be successfully challenged or circumvented by competitors.

     We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

WE DEPEND ON INTRODUCING NEW GAMES AND GAMING MACHINES THAT ACHIEVE AND MAINTAIN MARKET ACCEPTANCE.

     Our success depends on developing and successfully marketing new games and gaming machines with strong and sustained player appeal. A new game or gaming machine will be accepted by casino operators only if we can show that it is likely to produce more revenues to the operator than competitors' products. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period, are the machines purchased by the casinos. If a new product does not achieve significant market acceptance, we may not recover our development and promotion costs. We cannot assure you that the new products that we introduce will achieve any significant degree of market acceptance or that the acceptance will be sustained for any meaningful period.

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

     Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in retaining the most space and best positions in casinos. These competitors may also have the advantage of being able to convert their installed machines to newer models in order to maintain their share of casino floor space. In addition, some of our competitors have developed and sell or otherwise provide to customers wide-area progressive, centralized player tracking and accounting systems which allow operators to accumulate accounting and performance data about the operation of gaming devices. We do not currently offer a proprietary wide-area progressive system; however, under our joint operating agreement with IGT, we offer our SURVIVOR participation game on IGT's wide-area progressive system. We expect to launch our own proprietary wide-area progressive system being developed by Big Foot Software in fiscal 2004.

WE FACE RISKS ASSOCIATED WITH DOING BUSINESS IN INTERNATIONAL MARKETS.

     We are currently seeking to grow through increasing our presence in international markets. Potential political and economic instability in international markets may adversely affect our ability to enter into or continue to do business in these markets. Unstable governments and changes in current legislation may affect the gaming market with respect to gaming regulation, taxation, and the legality of gaming in some markets. In addition, fluctuations in foreign exchange rates, tariffs and other barriers may further impede our success in international markets. We cannot assure you that international markets will remain politically and economically stable enough to continue as a potential source of revenues and profit to us.

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

SUMNER REDSTONE OWNS OR CONTROLS OVER 22% OF OUR COMMON STOCK AND, AS A RESULT OF A SETTLEMENT OF DIVORCE, PHYLLIS REDSTONE OWNS OR CONTROLS 9.97% OF OUR COMMON STOCK, AND EITHER OR BOTH OF THEM MAY DISPOSE OF ALL OR A PORTION OF THEIR STOCK AT ANY TIME.

     Sumner Redstone beneficially owns 6,973,400 shares, or over 22%, of our common stock, based upon Amendment 27 to Schedule 13D, dated September 11, 2002, filed by Mr. Redstone and National Amusements, Inc. and a Form 4 filed September 11, 2002 by Mr. Redstone. As a result of their recent settlement of divorce, his former wife, Phyllis Redstone, beneficially owns 3,085,700 shares or approximately 9.97% of our common stock based upon a Schedule 13D dated August 8, 2002, filed by Ms. Redstone with the SEC. Either Mr. or Ms. Redstone could sell any or all of these shares at any time on the open market or to a person who wishes to acquire control of WMS. We cannot assure you that any such person would agree with our strategy and business goals described in this report. As Ms. Redstone's holdings exceed 5% of our outstanding shares, she will be required to apply to many gaming authorities for a finding of suitability as a stockholder of WMS. We cannot assure you that she will make such filings or that she will be approved by each of the regulators in these jurisdictions, and if she is not approved, she may be required to sell her shares. The sale by Mr. or Ms. Redstone of a large number of shares could have an adverse effect on the market price of our common stock.

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

THE SUBSTANTIAL NUMBER OF SHARES AVAILABLE FOR SALE IN THE FUTURE COULD HAVE AN ADVERSE EFFECT ON THE MARKET PRICE OF OUR COMMON STOCK.

     We have 100 million authorized shares of common stock, of which approximately 31.0 million shares were issued and outstanding as of September 12, 2002, excluding approximately 1.4 million treasury shares. On that date, we also had outstanding options to purchase an aggregate of approximately 3.4 million shares of our common stock issuable at an average exercise price of approximately $14.74 per share. If all of our issued and outstanding stock options were exercised as of that date, approximately 34.4 million shares of our common stock would be outstanding. Our board of directors has broad discretion to issue authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. In addition, if we seek financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of our common stock. The future issuance, or even the potential issuance, of shares at a price below the then current market price may have a depressive effect on the future market price of our common stock.

ITEM 2.  PROPERTIES.

     The following table sets forth our principal properties, principal use, approximate floor space and the annual rental and lease expiration date, where leased, at September 1, 2002.

                                                                                                   LEASE
                                        PRINCIPAL           APPROXIMATE        ANNUAL            EXPIRATION
           LOCATION                        USE              SQUARE FEET       RENT ($)            DATE(1)
           --------                     ---------           -----------       --------           ----------
800 S. Northpoint Rd.                Principal Office         236,000           Owned                   --
Waukegan, IL                         & Manufacturing
3401 N. California Avenue            Office/R&D               129,400           Owned                   --
Chicago, IL
1385 Pama Lane                       Office/Warehouse          40,476         320,570             08/31/05
Las Vegas, NV
#3014 & 3015                         Corporate                  1,724         300,000             05/15/03
160 E. Pearson Street                Apartments
Chicago, IL 60611
10 Monte Carlo Crescent              Office/Warehouse          25,962          26,625(2)          02/28/04
Kyalami Business Park
Midrand, 1684
Guateng, South Africa
Parque Techologico del Valles        Office/Warehouse           4,265          87,921(3)          06/30/04
08290 Cerdanyola
Barcelona, Spain
350 Commerce Dr.                     Office/Warehouse          16,500          82,500             09/30/06
Egg Harbor Township, NJ
2033 Swanson Ct.                     Warehouse                 15,000           5,938(4)            month-
Gurnee, IL                                                                                        to-month
1760 N. Corrington Ave.              Office/Warehouse          13,340          88,044             03/31/06
Kansas City, MO
6620 Escondido Terrace               Warehouse                 13,200           7,117(4)            month-
Suite F                                                                                           to-month
Las Vegas, NV
5355 Capital Court                   Office/Warehouse          19,200         135,936             07/31/07
Suite 111
Reno, NV

                                                                                                   LEASE
                                        PRINCIPAL           APPROXIMATE        ANNUAL            EXPIRATION
           LOCATION                        USE              SQUARE FEET       RENT ($)            DATE(1)
           --------                     ---------           -----------       --------           ----------
12450 Short Cut Rd.                  Office/Warehouse           8,250          33,600             10/31/04
Biloxi, MS
3425 Russell St.                     Office/Warehouse           3,300          25,800             11/30/02
Detroit, MI
420 Corporate Circle                 Office/Warehouse           1,500           1,545(4)            month-
Suite C                                                                                           to-month
Golden, CO
13 Sheridan Closet                   Office/R&D                   800           8,063(5)          02/05/04
Milperra, NSW Australia
318 N. Carson St.                    Office/R&D                 1,850          23,892             02/28/03
Suite 210
Carson City, NV
600 N. Pine Island Road              Office                  1 office          11,100             12/31/02
Suite 450-405
Plantation, FL

-------------------------
(1) Under leases that contain renewal options, additional amounts may be payable for taxes, insurance, utilities and maintenance.

(2) 288,000 South African rand, excluding VAT. Converted, for your convenience, at an exchange rate of .092115 on August 23, 2002.

(3) 90,399 Euros. Converted, for your convenience, at an exchange rate of .972602 on August 23, 2002.

(4) Monthly rent.

(5) 14,840 Australian dollars. Converted, for your convenience, at an exchange rate of .543301 on August 23, 2002.

     We believe that the facilities listed in the table above are adequate for our current needs. We own substantially all of the machinery, equipment, tools and dies, furnishings and fixtures used in our businesses, all of which are adequate for the purposes intended.

ITEM 3.  LEGAL PROCEEDINGS.

     On September 13, 2002, we filed a lawsuit against Shuffle Master Inc, in the United States District Court for the District of Nevada in Las Vegas. The suit alleges that Shuffle Master's promotion, sale and installation of kits to convert WMS gaming machines into what appear to be Shuffle Master gaming machines violates WMS' trademark rights protected by the Lanham Act and constitutes intentional tortuous interference with WMS' contracts with its customers. On the same date, Shuffle Master, filed suit against us in another federal court seeking declaratory judgment that it has not violated any laws in manufacturing and selling its upgrade kits for our Model 550 gaming machines. We believe the outcome of these lawsuits will not have a material impact on our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock, $.50 par value, is traded publicly on the New York Stock Exchange under the symbol "WMS." The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

                                                                HIGH ($)    LOW ($)
                                                                --------    -------
FISCAL YEAR ENDED JUNE 30, 2002
  First Quarter.............................................     31.41       16.00
  Second Quarter............................................     21.21       17.05
  Third Quarter.............................................     20.10       15.26
  Fourth Quarter............................................     18.82       12.25
FISCAL YEAR ENDED JUNE 30, 2001
  First Quarter.............................................     23.38       14.38
  Second Quarter............................................     23.88       13.44
  Third Quarter.............................................     20.89       15.65
  Fourth Quarter............................................     32.64       16.63

     No cash dividends were declared or paid during fiscal 2002 or 2001. The payment of future cash dividends will depend upon, among other things, our earnings, anticipated expansion and capital requirements and financial condition.

     On September 12, 2002, there were approximately 997 holders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                        FISCAL YEAR ENDED JUNE 30,
                                   --------------------------------------------------------------------
                                     2002           2001           2000           1999           1998
                                   --------       --------       --------       --------       --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SELECTED INCOME STATEMENT DATA:
Revenues.........................  $174,694       $263,772       $217,629       $126,524       $ 57,281
                                   --------       --------       --------       --------       --------
Operating income (loss)..........    12,609         44,239         67,984         10,678        (71,250)
                                   --------       --------       --------       --------       --------
Income (loss) from continuing
  operations before income
  taxes..........................    15,450         49,987         71,438         14,203        (66,840)
                                   --------       --------       --------       --------       --------
Provision (benefit) for income
  taxes..........................     5,596         18,069         27,016          5,397        (22,891)
                                   --------       --------       --------       --------       --------
Income (loss) from continuing
  operations.....................     9,854(1)      31,918(2)      44,422(3)       8,806(4)     (43,949)(5)
Discontinued operations, net of
  applicable income taxes:
  Pinball and cabinets segment...        --          4,409        (13,539)        (4,332)        (5,103)
  Contract manufacturing
     segment.....................        --             --         (1,077)           779            228
  Video games segment............        --             --             --             --         26,746
                                   --------       --------       --------       --------       --------
Net income (loss)................  $  9,854       $ 36,327       $ 29,806       $  5,253       $(22,078)
                                   ========       ========       ========       ========       ========
BASIC EARNINGS PER SHARE OF
  COMMON STOCK:
  Income (loss) from continuing
     operations..................  $   0.31(1)    $   1.01(2)    $   1.45(3)    $   0.30(4)    $  (1.66)(5)
                                   ========       ========       ========       ========       ========
  Net income (loss)..............  $   0.31       $   1.15       $   0.97       $   0.18       $  (0.84)
                                   ========       ========       ========       ========       ========
  Basic shares outstanding.......    32,054         31,557         30,615         29,308         26,446
                                   ========       ========       ========       ========       ========
DILUTED EARNINGS PER SHARE OF
  COMMON STOCK:
  Income (loss) from continuing
     operations..................  $   0.30(1)    $   1.00(2)    $   1.42(3)    $   0.30(4)    $  (1.66)(5)
                                   ========       ========       ========       ========       ========
  Net income (loss)..............  $   0.30       $   1.13       $   0.95       $   0.18       $  (0.84)
                                   ========       ========       ========       ========       ========
  Diluted shares outstanding.....    32,542         32,050         31,322         29,511         26,446
                                   ========       ========       ========       ========       ========

                                                              AS OF JUNE 30
                                   --------------------------------------------------------------------
                                     2002           2001           2000           1999           1998
                                   --------       --------       --------       --------       --------
                                                              (IN THOUSANDS)
SELECTED BALANCE SHEET DATA:
Total assets.....................  $281,165       $278,482       $239,030       $238,079       $207,522
Working capital..................   171,048        173,083        146,321        117,369         99,132
Long-term debt...................        --             --             --             --             --
Stockholders' equity.............   259,528        256,386        205,420        172,079        155,291

-------------------------
(1) Income from continuing operations for fiscal 2002 includes an after-tax charge of $0.8 million, $0.03 per diluted share, for employee separation costs.

(2) Income from continuing operations for fiscal 2001 includes an after-tax charge of $13.0 million, $0.40 per diluted share, related to an executive buyout agreement, and an after-tax charge of $2.3 million, $0.07 per diluted share, for the costs of relocating our manufacturing and executive offices to Waukegan, Illinois during the year.

(3) Income from continuing operations for fiscal 2000 includes an after-tax reversal of an excess accrual of $9.7 million, $0.31 per diluted share, related to patent litigation, and an after-tax charge of $1.2 million, $0.04 per diluted share, from our 1998 spin-off of Midway Games Inc. related to the adjustment of compensatory stock options.

(4) Income from continuing operations for fiscal 1999 includes an after-tax charge of $1.9 million, $0.06 per diluted share, from our 1998 spin-off of Midway Games Inc. related to the adjustment of compensatory stock options.

(5) Loss from continuing operations for fiscal 1998 includes an after-tax charge of $39.9 million, $1.51 per diluted share, from our 1998 spin-off of Midway Games Inc. related to the adjustment of compensatory stock options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FISCAL 2002 SIGNIFICANT EVENTS AND TRENDS

  Technology Improvement Plan

     In January 2002, we announced a three part technology improvement plan to stabilize the operating system software in our gaming devices due to various software anomalies experienced with the existing operating system software. We had first reported in April 2001 that our gaming machines experienced software anomalies that permitted fraudulent player manipulation. In the spring and summer of 2001, we implemented software changes and upgraded our games on casino floors to version 2.41B1 or 2.51 of our operating system software that we believed resolved these particular anomalies. In November 2001, we identified and reported to gaming regulators two other operating system software issues with our games in Nevada and Mississippi. We believe these issues, which did not permit fraudulent player manipulation but resulted in disappearing or excessive credits, related to an upgrade of the operating system software to version 2.54 that we installed at the request of the regulators in these two jurisdictions in October and November 2001.

     As a result of these anomalies and the publicity concerning them, in the December 2001, March 2002, and June 2002 quarters, we experienced delays in receiving regulatory approvals for new games by some regulators pending completion of the review of upgrades to our existing operating system software. Customers, aware of the three part technology improvement plan, purchased fewer new gaming devices from us. This resulted in lower game sales in these quarters. The game approval delays also had a negative impact on participation game revenue because we were unable to refresh our installed base of participation games on our planned six-month schedule.

     In January 2002, we announced that we would simultaneously execute the following three part technology improvement plan:

     - In the near-term, we are rewriting critical operating code segments, securing third-party critiques of our design process, and performing code audits and other software tests in order to improve the stability of the operating system by introducing two upgrades to our existing operating system.

     - In the mid-term, we plan to develop, license or acquire a new operating system for our newly developed hardware platform.

     - In the long-term, we plan to develop a next generation system, which we believe will integrate leading technologies for the gaming industry and serve as our primary system in the future.

     Also in January 2002, our Board of Directors established an Executive Committee of the Board to oversee the execution of our technology improvement plan. Mr. Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director, was appointed Chairman of the Executive Committee of the Board of Directors.

     In March 2002, we completed the initial programming and testing of version
2.57 of the operating system software, the first of the two upgrades to our existing operating system software to address the known causes of the software anomalies we had experienced to date. In early June 2002, we received approval from Mississippi regulators for version 2.57 of our operating system software. We upgraded all of our gaming devices in Mississippi to version 2.57 by June 30, 2002. As a result of the improvements on version 2.57 of our operating system software, in early August 2002, we received approval for our first new game theme in Mississippi in ten months.

     In August 2002, we received approval for version 2.57 of the operating system software from the Nevada regulators. We expect to begin the upgrade of all of our existing games in Nevada casinos in September 2002. In September 2002 we received our first game theme approval from Nevada regulators. All new game approvals for all jurisdictions will now be on version 2.57 or higher of the operating system software until the next version of the operating system software is approved. At this time, only one other jurisdiction, Ontario, Canada has required an upgrade of the operating system in our existing gaming devices in their jurisdiction. Other jurisdictions could require an upgrade in the future.

     We have developed the second upgrade our operating system software, version 2.59, upon which we expect to begin receiving regulatory approvals in the winter of 2002. This upgrade is currently being tested before submission to the regulators. This second upgrade contains modest enhancements, modest robustness improvements and some new functionality to our games.

     With regard to the mid-term plan, in addition to an internal development alternative, we have entered into a paid up licensing agreement for a proprietary new computer circuit board and operating system from SDG, which we expect will meet our requirements as to design, quality, architecture and functionality. We expect to make our first submission of the operating system to regulators in the March 2003 quarter and begin receiving regulatory approvals on the mid-term solution in the summer of 2003 in conjunction with a new gaming device platform we have developed. At the same time, we expect the computer circuit board and operating system to be retrofittable into our installed base of over 50,000 games already in casinos.

     For the long-term plan, we contracted with an independent specialist to develop the design specification for our next generation system. We received the completed design specification and were able to have several of the components of this specification included in the operating system that SDG is currently designing for us. We currently intend to use the SDG system as the foundation for our long-term solution.

     To partially offset an anticipated reduction in revenues and an expected increase in research and development expenses to implement the technology improvement plan, we reduced our workforce in January 2002. We recorded a non recurring, pre-tax charge of $1.3 million, or $0.03 per diluted share (after tax), in the December 2001 quarter for employee separation costs.

     While we have begun to receive approvals for new games in Mississippi and in Nevada, we anticipate that our revenues from sales of new gaming devices in fiscal 2003 will improve only modestly over the 6,916 units we sold in fiscal 2002. We believe customers will wait to purchase our gaming devices until the mid-term solution is available beginning in the summer of 2003, as that system is expected to be an improvement over the existing operating system, and it will have a variety of features and functionality needed by our customers that the upgrades to our existing system lack. We do expect that revenues from game conversions will be stronger in fiscal 2003 as customers will refresh existing WMS gaming devices with new games. We also expect to be able to refresh our participation games with greater frequency in fiscal 2003, than in fiscal 2002, which should improve the net win per day for those gaming devices.

  Other Recent Matters

     In fiscal 2002, we completed the renovation of our former manufacturing facility in Chicago to a state-of-the-art technology campus for our game development and engineering staff. The facility provides greater features and functionality to our product development staff and contains room for expansion as we increase our headcount in order to implement our business strategy to be able to meet all of the gaming device needs of our casino customers.

     The September 11 attack on America caused a reduction in overall levels of business and leisure airline travel. The reduced travel had an adverse effect on the casino and gaming industry particularly in Nevada. With the impact of the September 11 attacks exacerbating the general economic slowdown, we believe

Nevada-based casino operators reassessed and lowered their capital spending and leasing plans especially for the December 2001 and March 2002 quarters. We experienced reduced game play on our participation games in the December 2001 quarter, particularly in Las Vegas casinos.

     We elected to delay the launch of the ninth MONOPOLY branded participation game, Party Train, from the September 2001 quarter to bring this product to market when casino patronage levels would likely return to more normal levels in Nevada. We launched the MONOPOLY Party Train game in Nevada in October 2001 and in most other gaming jurisdictions later in the December 2001 quarter. The next version in this series, Hot Properties, is scheduled for launch in October 2002, with the eleventh version, Free Parking, expected to be launched in the spring of 2003. We expect to see an increase in the MONOPOLY series installed base subject to receipt of regulatory approvals following the upgrade of our operating system software.

     We also delayed the launch of the HOLLYWOOD SQUARES themed participation games pending stabilization of casino patronage levels, introducing it in January 2002 at four Harrah's properties. Harrah's has a limited exclusivity period for the HOLLYWOOD SQUARES participation games in all jurisdictions in which Harrah's operates. We received regulatory approvals to introduce the product at additional Harrah's properties in the March 2002 quarter, with the remaining regulatory approvals anticipated following implementation of the upgrade to our existing operating system software. We expect to install this game in most remaining jurisdictions during the September and December 2002 quarters, and we expect to have a new version of HOLLYWOOD SQUARES approved for introduction in the March 2003 quarter.

     In April 2002, we introduced SURVIVOR as a wide-area progressive game under our agreement with IGT, which uses IGT's MegaJackpots wide-area progressive operating system and gaming platform. By June 30, 2002, two wide-area progressive links were established: Nevada and Native American. The game will be distributed on a wide-area link in other jurisdictions as well as on a stand-alone participation basis in those jurisdictions in which achieving a critical mass of games on a wide-area link is unlikely. Approvals in all major North American gaming jurisdictions are expected to be received by December 2002.

     In May 2002, we introduced PAC-MAN as a new series of branded participation games at four Park Place Entertainment, Inc. properties in Atlantic City. Park Place has a limited exclusivity period for PAC-MAN participation games in all jurisdictions in which Park Place operates. We have received additional regulatory approvals to introduce the product in other jurisdictions with the remaining regulatory approvals anticipated following the upgrade of our operating system software. We expect to install this game in most of remaining jurisdictions during the September and December 2002 quarters and expect to release a new version of PAC-MAN, called MS. PAC-MAN, in the March 2003 quarter.

     Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of our common stock held in treasury to Mr. Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director. This grant was issued in consideration for his agreeing to serve as Chairman of the Executive Committee of the Board Directors, which was established to provide enhanced oversight of the timely completion of our technology improvement plan. The restricted stock grant vests on June 30, 2003, subject to the Board of Directors' satisfaction of the fulfillment of specified performance conditions relating to the Company's technology improvement plan. The tax effected market value of the restricted stock grant at the date of the grant is recorded as unearned restricted stock as a separate component of stockholders' equity and adjusted to current market value as of the balance sheet date. Under terms of the grant, the shares vest upon death, disability or change in control. When it becomes probable that fulfillment of the performance conditions will be met, the market value of the restricted stock at that time will be recorded as compensation expense.

CRITICAL ACCOUNTING POLICIES

     We value inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. In fiscal 2004, we expect to introduce a new gaming platform, which will likely accelerate the obsolescence of existing product lines. In addition, demand for parts inventory is subject to technical obsolescence. Inventory on hand in excess of forecasted demand is written down to market value.

Actual demand may differ from anticipated demand, and such differences may have a material effect on the financial statements.

     We depreciate our participation gaming devices and top boxes for participation games over a two-year useful life to a small salvage value. A material impact could occur if the actual useful life of the participation gaming devices or top boxes is less than what was used in estimating depreciation expense, or if actual salvage value is less than the anticipated salvage value.

     We license intellectual property from third parties for certain of our gaming machines. As part of our contracts with the licensors, we typically provide a guaranteed minimum royalty and prepayment of royalties, usually at the time the contract is signed even though the product may not be introduced until months or years later. We capitalize the prepaid royalty as other assets. At June 30, 2002, the minimum guaranteed royalty payments totaled $16.4 million of which $12.4 million has been paid and the balance is payable over various periods up to five years. In addition, the contracts provide for an additional $13.2 million of contingent royalty payments based upon future events occurring. Total prepaid royalties at June 30, 2002 were $11.6 million of which $6.2 million is in other current assets and $5.4 million is in other assets. Subsequent to June 30, 2002, we entered into new license and distribution agreements with guaranteed minimum royalties of $6.9 million, contingent royalty payments of an additional $12.6 million and paid advanced royalty payments of $3.5 million. We amortize prepaid royalties when the product is introduced, based upon contractual terms of the license agreements or the term of the license as revenue is earned. If we determine that the products we develop will not fully recover the guaranteed minimum amounts, we would record an immediate charge against earnings once such determination is made.

     As part of our technology improvement plan discussed above, we have pursued alternative strategies for each phase of the plan, including licensing technologies from third parties. At June 30, 2002, our minimum guaranteed payments related to the technology alternatives totaled $3.0 million, which had been paid as advances with an additional $8.0 million of contingent royalty payments based on future events, and such amounts are included in the amounts described above. In July 2002, we entered into another licensed technology agreement with an additional minimum guarantee of $0.8 million, contingent royalty payments of an additional $4.5 million and paid advance royalty payments of $0.8 million and such amounts are included in the amounts described above as subsequent to June 30, 2002. If we determine that we will not realize the value of the guaranteed commitment for a particular licensed technology alternative, we will record an immediate charge against earnings at the time of such determination of up to $16.3 million if all of the alternatives were to have no further value to us.

     We accrue expenses related to warranty, employee benefits, software anomalies and other contingencies based upon our best estimates of the costs that are probable of occurrence and reasonably estimable. Such estimates are updated monthly based on current information, however, such changes in estimates or actual expenses may exceed accrued amounts.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. This statement is effective for our 2003 fiscal year. We expect that adopting SFAS No. 143 will not have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement requires that the same accounting model be used to recognize an impairment loss for long-lived assets, whether they are to be held and used, disposed of by sale, or disposed of other than by sale. This would apply to both previously held and used or newly acquired assets. It also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for our 2003 fiscal year. We expect that adopting SFAS No. 144 will not have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     We believe that cash and cash equivalents and short-term investments of $104.3 million at June 30, 2002, exclusive of $1.3 million of restricted cash, along with our $50.0 million bank revolving line of credit that extends to May 21, 2003, and cash flow from operations will be adequate to fund our anticipated level of capital expenditures, cash to be invested in participation games, working capital required in the operation of our business, and increased research and development spending.

     Our short-term investments primarily consist of Auction Market Preferred Stocks stated at cost, which approximates market value. These investments generally have no fixed maturity date but have dividend reset dates every 49 days or more. These investments can be liquidated under an auction process on the dividend reset dates subject to a sufficient number of bids being submitted. Our policy is to invest cash with issuers that have a high credit rating and to limit the amount of credit exposure to any one issuer.

     We expect that, to implement our technology improvement plan, our expenditures on research and development over the next year will increase over fiscal 2002 levels due to increased head counts and associated expenses. We expect to add over 50 engineers and support staff for this effort, along with additional game development staff to increase the number of game themes we commercialize. We intend to maintain an increased level of research and development expenditures over the long-term in order to execute our plan of broadening our product line and developing our next-generation operating system.

     We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of facilities and equipment and for minimum guaranteed royalty payments as follows:

                                                                  PAYMENT DUE BY PERIOD (000'S)
                                                        --------------------------------------------------
                                                                                                    MORE
                                                                  LESS THAN     1-3       4-5       THAN
              CONTRACTUAL OBLIGATIONS                   TOTAL      1 YEAR      YEARS     YEARS     5 YEARS
              -----------------------                   ------    ---------    ------    ------    -------
Operating Leases....................................    $2,913     $1,170      $1,720    $   23      $0
Minimum Royalty Payments............................     4,041        925       2,716       400      --
                                                        ------     ------      ------    ------      --
Total Contractual Cash Obligations..................    $6,954     $2,095      $4,436    $  423      $0

     We do not have any special-purpose entities for investment or the conduct of our operations. We do have an agreement with IGT for the operation of a wide-area progressive system. The purpose of this agreement is to combine our licensing rights and game design expertise with IGT's wide-area progressive system. Under this agreement, we record in our consolidated financial statements our proportionate share of revenues and costs from operating activities, and the full value of assets we own and liabilities we incur in connection with this arrangement.

     We have not entered into any derivative financial instruments. We do have a restricted stock grant and stock options granted to employees, members of our Board of Directors and consultants. We do not currently have any significant firm purchase commitments for raw material inventory.

     Cash provided by continuing operating activities before changes in operating assets and liabilities was $34.2 million for fiscal 2002, as compared to cash provided of $58.7 million for fiscal 2001. The decrease was due to $26.5 million of decreased net income and $6.8 million of lower tax benefits from the exercise of common stock options in the current fiscal year, partially offset by $5.4 million of greater depreciation and amortization.

     The changes in operating assets and liabilities resulted in $27.2 million of cash inflow for fiscal 2002, compared with a cash outflow of $34.7 million during the prior fiscal year. Cash inflow for fiscal 2002 was primarily due to a decrease in receivables, as a result of lower sales, and inventories, partially offset by an increase in other current assets. The decrease in receivables and inventories is due to a reduced level of overall business and our efforts to reduce inventory levels. The cash outflow for fiscal 2001 was primarily due to an increase in receivables, inventories, current refundable taxes, and other assets, and a decrease in current liabilities due to payments of liabilities of discontinued operations from comparable balances at June 30, 2000, partially offset by a smaller increase in accounts receivable.

     Cash used by investing activities was $36.5 million for fiscal 2002, compared with cash used of $37.7 million for fiscal 2001. Cash used for the purchase of property, plant and equipment for fiscal 2002 was $16.3 million, compared with $8.1 million for fiscal 2001. This increase resulted from the final phases of improvements made to our Waukegan, Illinois headquarters and manufacturing facility and the renovation and conversion of our Chicago facility from a manufacturing facility to a technology campus. Cash used for additions to participation games was $18.5 million and $18.8 million for fiscal 2002 and 2001, respectively. The increase in installed games was 1,901 units in fiscal 2001, and 305 units in fiscal 2002. The participation game expenditures in fiscal 2002 reflect the relatively greater number of top box conversions and higher component costs. We used $2.5 million of cash in fiscal 2002 for the acquisition of Big Foot Software, which is engaged in the design and development of our proprietary wide-area progressive system. We also received $2.3 million of cash on the sale of land and a building to Midway Games Inc. which they had previously been renting from us. Net cash of $1.4 million was used for the purchase of short-term investments for fiscal 2002, compared to $10.7 million in fiscal 2001.

     Cash provided by financing activities, which was from the exercise of common stock options, was $1.2 million for fiscal 2002 compared with $7.4 million for the prior fiscal year due to a lower number of option exercises. In January 2002, our Board of Directors authorized a twelve-month, $20 million common stock repurchase program. This allowed us to purchase our stock from time to time in open market or privately negotiated transactions. During the year ended June 30, 2002, we repurchased 545,500 shares for an aggregate price of $8.6 million. By July 31, 2002, we had completed our $20 million repurchase program purchasing a total of 1,568,000 shares or approximately 5% of outstanding shares, at an average price of $12.75 per share. In September 2002, our Board of Directors authorized an expansion of the stock repurchase program by $10 million for the next twelve months.

RESULTS OF OPERATIONS

  Fiscal 2002 Compared with Fiscal 2001

     Consolidated revenues decreased 33.8% to $174.7 million in fiscal 2002 from $263.8 million in fiscal 2001. Total revenue decreased $89.1 million: $98.0 million from decreased product sales partially offset by an $8.9 million increase in participation game revenue. We shipped 6,916 video and mechanical reel type gaming devices in the current fiscal year, resulting in product and parts sales of $75.6 million versus 19,070 gaming devices shipped and $173.6 million of product and parts sales in the prior fiscal year. Gaming device sales were lower due to our inability to sell into certain jurisdictions until the summer of 2002 upgrade of our operating system software was approved. The average sales price increased from $8,355 in the prior fiscal year to $8,419 in the current fiscal year, primarily due to a change in our mix of products sold.

     The increase in participation game revenue was due to an increase in the installed base of participation games to a total of 6,162 units installed at June 30, 2002, compared to 5,857 units installed at June 30, 2001. The installed base increased due to the introduction of three new series of participation games: HOLLYWOOD SQUARES, PAC-MAN, and SURVIVOR. Average net win per day per machine decreased from $43.76 in fiscal 2001 to $40.05 in the current fiscal year. This decrease resulted primarily from the lack of approvals for new game titles to refresh the installed base of MONOPOLY and Puzzle Pays participation games as regulators awaited approval of the summer of 2002 upgrade of our operating system software. The back orders for our participation games stood at over 1,000 units as of June 30, 2002.

     Consolidated gross profit in fiscal 2002 decreased 29.4% to $109.6 million from $155.2 million in fiscal 2001. The gross margin percentage increased from 58.9% in fiscal 2001 to 62.7% in fiscal 2002. The increase in the gross margin percentage resulted from the impact of higher margin participation game revenues being 56.7% of total revenue in fiscal 2002 versus 34.2% of total revenues in fiscal 2001. The gross margin on product sales decreased from 44.8% in fiscal 2001 to 33.8% in fiscal 2002 due to lower overall sales of products. The gross profit margin on participation game revenues decreased slightly from 85.8% in fiscal 2001 to 84.8% in fiscal 2002 due to higher replacement part and conversion costs on fully depreciated machines still in service and the lower average net revenue per day per machine.

     Research and development expenses increased $9.6 million, or 58.0%, in the current fiscal year to $26.0 million from $16.4 million in fiscal 2001 as we continued to invest in people and technologies to develop new games, product platforms and operating systems, to execute on our three part technology improvement plan, and to pursue our business strategy to become a full service gaming device provider to our customers. The increase was primarily due to higher engineering expenditures and increased headcount, and included costs to adapt our games for distribution to international markets. We anticipate that higher staffing levels will allow us to increase the number of new games we introduce in the coming years. During fiscal 2002, we introduced five new games for sale and four new participation games.

     Selling and administrative expenses decreased 35.0% from $72.4 million in fiscal 2001 to $47.1 million in the current fiscal year. The fiscal 2001 amount includes a $20.3 million pre-tax charge for an executive buyout agreement. Excluding this nonrecurring charge and the $0.7 million charge in the December 2001 quarter to effect a reduction in force, selling and administration expenses decreased 11.0% due to our effort to manage controllable expenses and the headcount reductions.

     Corporate relocation expenses of $3.7 million, or $0.07 per diluted share after tax, in fiscal 2001 represents costs associated with the relocation and centralization of our corporate headquarters, manufacturing, Chicago regional distribution and warehousing facilities to Waukegan, Illinois.

     Depreciation and amortization increased during the current fiscal year to $23.9 million from $18.5 million in the prior fiscal year due to the increased average installed base of participation games and higher top box costs. The average installed base was 5,790 units for fiscal 2002 compared to 4,850 units for fiscal 2001. The 29.2% increase in depreciation expense reflects the 19.4% increase in the average installed base of participation games and more expensive top box costs, partially offset by a reduction in depreciation on those participation games originally installed in fiscal 1999 and 2000 that have been depreciated to estimated salvage value.

     Operating income was $12.6 million in the current fiscal year, compared to $44.2 million in the prior fiscal year. The financial results of the prior fiscal year reflect the pre-tax charge of $20.3 million from the costs associated with an executive buyout agreement and $3.7 million of costs associated with our relocation to Waukegan, Illinois, while the financial results for fiscal 2002 reflect lower gross profits coupled with $1.3 million of employee separation costs, higher research and development costs related to new products and the three part technology improvement plan, as well as higher depreciation costs related to participation games.

     The provision for income taxes on continuing operations decreased to $5.6 million in the current fiscal year from $18.1 million in the prior fiscal year. The decrease was due to lower pre-tax income in the current fiscal year. The effective tax rate was 36.2% in fiscal 2002, compared to 36.1% in fiscal 2001. This effective rate reflects the beneficial tax treatment of foreign sourced income, dividend investment income and tax credits.

     Income from continuing operations was $9.9 million, or $0.30 per diluted share, in the current fiscal year, compared to $31.9 million, or $1.00 per diluted share, in the prior fiscal year.

     Net income, which includes continuing operations and discontinued operations was $9.9 million in fiscal 2002, or $0.30 per diluted share, compared to $36.3 million, or $1.13 per diluted share in fiscal 2001.

  Fiscal 2001 Compared with Fiscal 2000

     Consolidated revenues increased 21.2% to $263.8 million in fiscal 2001 from $217.6 million in fiscal 2000. Total revenue increased $46.1 million: $23.5 million from increased product sales and $22.6 million from increased participation game revenue. We shipped 19,070 video and mechanical reel type gaming devices in fiscal 2001, resulting in product and parts sales of $173.6 million versus 17,789 gaming devices shipped and $150.0 million of product and parts sales in fiscal 2000 due to the continued market acceptance of new themes, the impact of the opening of the California market and the launch of product sales outside of North America, partially offset by a decline in new casino openings from the prior fiscal year. In addition, the average sales price increased from $7,904 in the prior fiscal year to $8,355 in fiscal 2001 primarily due to a price increase implemented in August 2000 and a change in sales mix to higher priced products.

     The increase in participation game revenue was due to an increase in the installed base of participation games to a total of 5,857 units installed at June 30, 2001, compared to 3,956 units installed at June 30, 2000. The installed base increased due to continued growth in MONOPOLY games and the introduction of our second series of participation games in fiscal 2001 with JUMBLE and SCRABBLE brand games as the first games in the Puzzle Pays series. We introduced Money Grab, the eighth version of our MONOPOLY product, in February 2001. Average net win per day per machine decreased from $47.32 in fiscal 2000 to $43.76 in fiscal 2001. This decrease resulted primarily from the higher mix of games in lower net win jurisdictions in fiscal 2001. The backlog for our participation games stood at over 550 units as of June 30, 2001.

     Consolidated gross profit in fiscal 2001 rose 28.2% to $155.2 million from $121.1 million in fiscal 2000. The gross margin percentage increased from 55.6% in fiscal 2000 to 58.9% in fiscal 2001. The increase in gross margin percentage resulted from higher gross profit margins on product sales and the impact of higher margin participation game revenues being a slightly higher portion of total revenues. The gross margin on gaming product sales increased from 41.2% in fiscal 2000 fiscal year to 44.8% in fiscal 2001 due to the increase in average sales price and the mix of products to higher margin products, including higher game conversion revenues, coupled with realizing benefits from consolidating manufacturing, warehousing and distribution operations in Waukegan, Illinois in December 2000. The gross profit margin on participation game revenues decreased slightly from 87.7% in fiscal 2000 to 85.8% in fiscal 2001 due to higher replacement part costs on fully depreciated machines still in service and the lower average net revenue per day per machine.

     Research and development expenses increased $4.7 million, or 41.0%, in fiscal 2001 to $16.4 million from $11.7 million in fiscal 2000 as we continued to invest in people and technologies to develop new games, product platforms and operating systems. The increase was primarily due to higher engineering expenditures and increased headcount, and included costs to adapt our games for distribution to international markets. During fiscal 2001, we introduced five new games for sale and four new participation games, including SCRABBLE and our latest version of MONOPOLY, Money Grab.

     Selling and administrative expenses increased 69.5% from $42.7 million in fiscal 2000 to $72.4 million in fiscal 2001. The fiscal 2001 amount includes a $20.3 million pre-tax charge for an executive buyout agreement. Excluding this nonrecurring charge, selling and administration expenses increased 22.1%, as we increased our cost structure to support our 21.2% revenue growth.

     Corporate relocation expenses of $3.7 million, or $0.07 per diluted share after tax, in fiscal 2001 represent costs associated with the relocation and centralization of our corporate headquarters, manufacturing, Chicago regional distribution and warehousing facilities to Waukegan, Illinois.

     Depreciation and amortization increased during fiscal 2001 to $18.5 million from $14.3 million in fiscal 2001 due primarily to the increase in the installed base of participation games. The average installed base was 4,850 units for fiscal 2001, compared to 3,414 units for fiscal 2000. The 28.9% increase in depreciation and amortization expense reflects the 42.1% increase in the average installed base of participation games partially offset by a reduction in depreciation on those participation games originally installed in fiscal 1999 that have been depreciated to estimated salvage value.

     Operating income was $44.2 million in fiscal 2001, compared to $68.0 million in fiscal 2000. The financial results of fiscal 2001 reflect the pre-tax charge of $20.3 million from the costs associated with an executive buyout agreement and $3.7 million of costs associated with our relocation to Waukegan, Illinois, while the financial results for fiscal 2000 include a $15.6 million gain from reversal of an excess accrual due to settlement of patent litigation. Excluding these items, operating income increased 30.2% from $52.4 million in fiscal 2000 to $68.1 million in fiscal 2001 as revenue and gross profit increases were partially offset by higher research and development, selling and administrative and depreciation and amortization expenses.

     The provision for income taxes on continuing operations decreased to $18.1 million in fiscal 2001 from $27.0 million in fiscal 2000. The decrease was due to lower pre-tax income and a lower effective tax rate in fiscal 2001. The effective tax rate was 36.1% in fiscal 2001, compared to 37.8% in fiscal 2000. This lower effective rate reflects the beneficial tax treatment of foreign sourced income, dividend investment income and higher tax credits in fiscal 2001.

     Income from continuing operations was $31.9 million, or $1.00 per diluted share, in fiscal 2001, compared to $44.4 million, or $1.42 per diluted share, in fiscal 2000. The financial results of fiscal 2001 reflect the after-tax charges of $13.0 million, or $0.40 per diluted share, from the costs associated with an executive buyout agreement and $2.3 million, or $0.07 per diluted share, for costs associated with our relocation to Waukegan, Illinois, while the financial results for fiscal 2000 include a one-time after-tax gain of $9.7 million, or $0.31 per diluted share, from the reversal of the excess accrual related to the settlement of patent litigation. Excluding these items, income from continuing operations increased 36.2% from $34.7 million, or $1.11 per diluted share, in fiscal 2000 to $47.2 million, or $1.47 per diluted share, in fiscal 2001 as revenue and gross profit increases were partially offset by higher research and development, selling and administrative and depreciation and amortization expenses.

     Net income, which includes continuing operations and discontinued operations, was $36.3 million, or $1.13 per diluted share, for fiscal 2001, compared to $29.8 million, or $0.95 per diluted share, for fiscal 2000.

IMPACT OF INFLATION

     During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will continue to be dependent on the prevailing competitive environment and the acceptance of our products in the marketplace.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Our Consolidated Financial Statements are included in this report immediately following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about September 25, 2002 with the Securities and Exchange Commission ("SEC").

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about September 25, 2002 with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about September 25, 2002 with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about September 25, 2002 with the SEC.

ITEM 14.  CONTROLS AND PROCEDURES.

     Not Applicable.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements. See "Index to Financial Information" on page F-1.

         (2) Financial Statement Schedule. See "Index to Financial Information" on page F-1.

         (3) Exhibits.

EXHIBIT  DESCRIPTION
-------  -----------
3(a)     Amended and Restated Certificate of Incorporation of WMS
         dated February 17, 1987; Certificate of Amendment dated
         January 28, 1993; and Certificate of Correction dated May 4,
         1994, incorporated by reference to Exhibit 3(a) to WMS's
         Annual Report on Form 10-K for the year ended June 30, 1994
         (the "1994 10-K").
3(b)     Certificate of Amendment to the Amended and Restated
         Certificate of Incorporation of WMS, as filed with the
         Secretary of State of the State of Delaware on February 25,
         1998, incorporated by reference to Exhibit 3.1 to WMS's
         Quarterly Report on Form 10-Q for the fiscal quarter ended
         March 31, 1998.
3(c)     Form of Certificate of Designations of Series A Preferred
         Stock incorporated by reference to Exhibit A to the Rights
         Agreement filed as Exhibit 1 to WMS's Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the
         "Form 8-A").
3(d)     By-Laws of WMS, as amended and restated through June 26,
         1996, incorporated by reference to Exhibit 3(b) to WMS's
         Annual Report on Form 10-K for the year ended June 30, 1996.
4        Rights Agreement dated as of March 5, 1998 between WMS and
         The Bank of New York, as Rights Agent, incorporated by
         reference to Exhibit B to the Form 8-A.
10(a)    1991 Stock Option Plan, as amended, incorporated by
         reference to Exhibit 10(f) to the 1994 10-K.
10(b)    1993 Stock Option Plan, incorporated by reference to Exhibit
         10(g) to the 1994 10-K.
10(c)    1994 Stock Option Plan, incorporated by reference to
         Appendix A to WMS's Definitive Proxy Statement dated
         December 12, 1994.
10(d)    Form of Indemnity Agreement authorized to be entered into
         between WMS and each officer and director approved by the
         Board of Directors, incorporated by reference to Exhibit
         10(k) to the 1994 10-K.
10(e)    WMS Industries Inc. Treasury Share Bonus Plan adopted April
         19, 1993, incorporated by reference to Exhibit 10(ee) to
         WMS's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1993.
10(f)    Voting Proxy Agreement dated September 21, 1995 among Louis
         J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and
         National Amusements, Inc., incorporated by reference to
         Exhibit 10(u) to WMS's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1995.
10(g)    Tax Sharing Agreement dated as of July 1, 1996 among WMS,
         Midway, Atari Games Corporation and others, incorporated by reference to Exhibit 10.2 to Midway's Registration Statement on Form S-1 (File No. 333-11919) (the "Midway S-1").
10(h)    Patent License Agreement dated as of July 1, 1996 among WMS,
         Williams Electronics Games, Inc. ("WEG") and Midway,
         incorporated by reference to Exhibit 10.4 to the Midway S-1.
10(i)    Amendment to Article III, Section 3 (Option Adjustments) of
         1991 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to WMS's definitive proxy statement filed
         with the Commission on December 11, 1996 (the "1996 Proxy
         Statement").
10(j)    Amendment to Article III, Section 3 (Option Adjustments) of
         1993 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to the 1996 Proxy Statement.
10(k)    Amendment to Article III, Section 3 (Option Adjustments) of
         1994 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to the 1996 Proxy Statement.

EXHIBIT  DESCRIPTION
-------  -----------
10(l)    1998 Non-Qualified Stock Option Plan, incorporated by
         reference to Exhibit 4.6(a) to WMS's Registration Statement
         No. 333-57585 on Form S-8 filed with the Commission on June
         24, 1998.
10(m)    Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to Exhibit 3 to the Report on Form 8-K filed April 17, 1998.
10(n)    Confidentiality and Non-Competition Agreement dated as of
         April 6, 1998 between WMS and Midway, incorporated by
         reference to Exhibit 10.28 to the Midway Annual Report on
         Form 10-K for the fiscal year ended June 30, 1998 (the
         "Midway 1998 10-K").
10(o)    Third Parties Agreement dated as of April 6, 1998 between
         WMS and Midway, incorporated by reference to Exhibit 10.30 to the Midway 1998 10-K.
10(p)    Tax Separation Agreement dated as of April 6, 1998 between
         WMS and Midway, incorporated by reference to Exhibit 10.32 to the Midway 1998 10-K.
10(q)    Tax Indemnification Agreement dated as of April 6, 1998
         between WMS and Midway, incorporated by reference to Exhibit
         10.33 to the Midway 1998 10-K.
10(r)    Worldwide Merchandising Agreement/License Agreement Summary
         and License Agreement between WMS Gaming Inc., Hasbro, Inc.
         and Hasbro International, Inc. dated as of the first day of
         September, 1997, incorporated by reference to Exhibit 99.1 to WMS's Registration Statement No. 83021 on Form S-3 filed with the Commission on July 16, 1999 (the "1999 S-3").
         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
         Commission.
10(s)    Amendment to License Agreement between WMS Gaming Inc.,
         Hasbro, Inc. and Hasbro International, Inc. dated 1998,
         incorporated by reference to Exhibit 99.2 to the 1999 S-3.
         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
         Commission.
10(t)    2000 Non-Qualified Stock Option Plan, incorporated by
         reference to Exhibit 10(dd) to WMS' Annual Report on Form
         10-K for the fiscal year ended June 30, 2000 (the "2000
         10-K").
10(u)    Employment Agreement between Scott D. Schweinfurth and WMS dated May 19, 2000, incorporated by reference to Exhibit
         10(ee) to the 2000 10-K.
10(v)    Employment Agreement between Orrin J. Edidin and WMS dated
         May 8, 2000, incorporated by reference to Exhibit 10(ff) to the 2000 10-K.
10(w)    Employment Agreement between Robert R. Rogowski and WMS
         dated May 1, 2000, incorporated by reference to Exhibit
         10(hh) to WMS' Quarterly Report on the Form 10-Q for fiscal quarter ended September 30, 2000.
10(x)    2000 Stock Option Plan, incorporated by reference to
         Appendix B to WMS' Proxy Statement for its 2001 Annual
         Meeting filed with the Commission on December 8, 2000.
10(y)    Amendment 1 to Employment Agreement between Scott D.
         Schweinfurth and WMS dated June 4, 2001, incorporated by
         reference to WMS' Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K").
10(z)    Amendment 1 to Employment Agreement between Orrin J. Edidin and WMS dated June 4, 2001, incorporated by reference to
         WMS' 2001 10-K.
10(aa)   Letter of Termination of Employment Agreement between Louis
         J. Nicastro and WMS dated June 14, 2001, incorporated by
         reference to WMS' 2001 10-K.
10(bb)   Employment Agreement between Brian R. Gamache and WMS dated as of June 15, 2001, incorporated by reference to WMS' 2001
         10-K.
10(cc)   Amended and Restated Employment Agreement between Seamus M.
         McGill and WMS dated as of February 1, 2001, incorporated by reference to WMS' 2001 10-K.
10(dd)   Settlement and Temporary Services Agreement dated August 31,
         2001, by and among the Registrant, Williams Electronics
         Games, Inc. and WMS Gaming, Inc. and Midway Home
         Entertainment, Inc., Midway Amusement Games, LLC, Midway
         Games West, Inc., and Midway Interactive Inc., incorporated by reference to WMS' 2001 10-K.

EXHIBIT  DESCRIPTION
-------  -----------
10(ee)   Letter Amendment to Tax Separation Agreement dated September
         24, 2001, incorporated by reference to WMS' 2001 10-K.
10(ff)   Amendment 2 to Employment Agreement between Scott D.
         Schweinfurth and WMS dated November 15, 2001 incorporated by reference to WMS' Quarterly Report on the Form 10-Q for
         fiscal quarter ended December 31, 2001 (the "2001 2Q 10-Q").
10(gg)   Amendment 2 to Employment Agreement between Orrin J. Edidin and WMS dated November 15, 2001 incorporated by reference to the 2001 2Q 10-Q.
10(hh)   Amendment 1 to Amended and Restated Employment Agreement
         between Seamus M. McGill and WMS dated November 15, 2001
         incorporated by reference to the 2001 2Q 10-Q.
10(ii)   Restricted Stock Agreement between WMS Industries Inc. and
         Louis J. Nicastro dated March 1, 2002, incorporated by
         reference to our Registration Statement on Form S-8 (File
         No. 333-87676) filed with the Commission on May 6, 2002.
10(jj)   First Amendment dated June 28, 2002 to Settlement and
         Temporary Services Agreement dated August 31, 2001
         incorporated by reference to Midway Games' quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2002
         ("Midway's 2002 2Q 10-Q").
10(kk)   Easement Agreement dated June 28, 2002 by and between
         Williams Electronic Games, Inc. and Midway Amusement Games,
         LLC, incorporated by reference to Midway's 2002 2Q 10-Q.
21       Subsidiaries of the Registrant.
23       Consent of Ernst & Young LLP.
99.1     Certification of Chief Executive Officer pursuant to 18
         U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act
         of 2002)
99.2     Certification of Chief Financial Officer pursuant to 18
         U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act
         of 2002).

     (b) Reports on Form 8-K.

          We did not file any reports on Form 8-K in the quarter ended June 30, 2002.

                         INDEX TO FINANCIAL INFORMATION

                                                              PAGE NO.
                                                              --------
FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
Report of independent auditors..............................     F-2
Consolidated balance sheets at June 30, 2002 and June 30,
  2001......................................................     F-3
Consolidated income statements for the years ended June 30,
  2002, 2001 and 2000.......................................     F-4
Consolidated statements of stockholders' equity and
  comprehensive income for the years ended June 30, 2002,
  2001 and 2000.............................................     F-5
Consolidated statements of cash flows for the years ended
  June 30, 2002, 2001 and 2000..............................     F-6
Notes to consolidated financial statements..................     F-7
Financial statement schedule II -- Valuation and Qualifying
  Accounts for the years ended June 30, 2002, 2001 and
  2000......................................................    F-21

     All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
WMS Industries Inc.

     We have audited the accompanying consolidated balance sheets of WMS Industries Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
August 7, 2002

                              WMS INDUSTRIES INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    JUNE 30,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 32,671    $ 14,963
  Short-term investments....................................    72,909      71,524
                                                              --------    --------
                                                               105,580      86,487
  Receivables, net of allowances of $2,642 in 2002 and
     $3,931 in 2001.........................................    24,820      46,218
  Notes receivable, current portion.........................    11,589      13,857
  Income tax receivable.....................................     9,491      10,431
  Inventories:
     Raw materials and work in progress.....................    15,448      16,656
     Finished goods.........................................    14,225      16,290
                                                              --------    --------
                                                                29,673      32,946
  Other current assets......................................    11,532       5,240
                                                              --------    --------
          Total current assets..............................   192,685     195,179
Gaming machines on participation or lease, net..............    31,514      32,409
Property, plant and equipment, net..........................    41,546      31,973
Other assets................................................    15,420      18,921
                                                              --------    --------
          Total assets......................................  $281,165    $278,482
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  7,646    $  6,659
  Accrued compensation and related benefits.................     4,770       5,753
  Other accrued liabilities.................................     9,221       9,684
                                                              --------    --------
          Total current liabilities.........................    21,637      22,096

Commitments and contingencies (see Note 11)

Stockholders' equity:
  Preferred stock (5,000,000 shares authorized, none
     issued)................................................        --          --
  Common stock (32,346,519 shares issued in 2002 and
     32,236,380 shares issued in 2001)......................    16,173      16,118
  Additional paid-in capital................................   198,347     198,276
  Retained earnings.........................................    52,245      42,391
  Accumulated other comprehensive income (loss).............        67         (17)
  Unearned restricted stock (250,000 shares in 2002)........    (1,960)         --
  Treasury stock, at cost (372,812 shares in 2002 and 77,312
     shares in 2001)........................................    (5,344)       (382)
                                                              --------    --------
          Total stockholders' equity........................   259,528     256,386
                                                              --------    --------
          Total liabilities and stockholders' equity........  $281,165    $278,482
                                                              ========    ========

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.
                         CONSOLIDATED INCOME STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
REVENUES:
  Product sales.............................................  $ 75,558   $173,572   $150,033
  Participation and lease revenues..........................    99,136     90,200     67,596
                                                              --------   --------   --------
       Total revenues.......................................   174,694    263,772    217,629
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Cost of product sales.....................................    50,020     95,765     88,217
  Cost of participation and lease revenue...................    15,108     12,772      8,342
  Research and development..................................    25,977     16,443     11,658
  Selling and administrative................................    47,088     72,404     42,713
  Depreciation and amortization.............................    23,892     18,496     14,346
  Corporate relocation......................................        --      3,653         --
  Reversal of excess accrual due to settlement of
     litigation.............................................        --         --    (15,631)
                                                              --------   --------   --------
       Total costs and expenses.............................   162,085    219,533    149,645
                                                              --------   --------   --------
Operating income............................................    12,609     44,239     67,984
Interest and other income...................................     2,841      5,748      3,454
                                                              --------   --------   --------
Income from continuing operations before income taxes.......    15,450     49,987     71,438
Provision for income taxes..................................     5,596     18,069     27,016
                                                              --------   --------   --------
Income from continuing operations...........................     9,854     31,918     44,422
Discontinued operations, net of applicable income taxes:
  Pinball and cabinets segment
     Loss from discontinued operations......................        --         --       (469)
     Income (costs) related to discontinuance...............        --      4,409    (13,070)
  Contract manufacturing segment
     Income from discontinued operations....................        --         --        598
     Costs related to discontinuance........................        --         --     (1,675)
                                                              --------   --------   --------
Income (loss) from discontinued operations..................        --      4,409    (14,616)
                                                              --------   --------   --------
NET INCOME..................................................  $  9,854   $ 36,327   $ 29,806
                                                              ========   ========   ========
Basic earnings per share of common stock:
  Income from continuing operations.........................  $   0.31   $   1.01   $   1.45
                                                              ========   ========   ========
  Net income................................................  $   0.31   $   1.15   $   0.97
                                                              ========   ========   ========
Diluted earnings per share of common stock:
  Income from continuing operations.........................  $   0.30   $   1.00   $   1.42
                                                              ========   ========   ========
  Net income................................................  $   0.30   $   1.13   $   0.95
                                                              ========   ========   ========
Average number of shares outstanding -- basic...............    32,054     31,557     30,615
                                                              ========   ========   ========
Average number of shares outstanding -- diluted.............    32,542     32,050     31,322
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             ACCUMULATED
                                                   ADDITIONAL   RETAINED        OTHER        UNEARNED    TREASURY       TOTAL
                                       COMMON       PAID-IN     EARNINGS    COMPREHENSIVE   RESTRICTED    STOCK,    STOCKHOLDERS'
                                       STOCK        CAPITAL     (DEFICIT)      INCOME         STOCK      AT COST       EQUITY
                                    ------------   ----------   ---------   -------------   ----------   --------   -------------
BALANCE, JUNE 30, 1999............    $15,214       $180,989    $(23,742)       $  --        $    --     $  (382)     $172,079
Net income........................                                29,806                                                29,806
Issuance of 491,421 shares of
  common stock through exercise of
  stock options...................        246          1,333                                                             1,579
Tax benefit of stock options
  exercised.......................                     1,956                                                             1,956
                                      -------       --------    --------        -----        -------     -------      --------
BALANCE, JUNE 30, 2000............     15,460        184,278       6,064           --             --        (382)      205,420
Net income........................                                36,327                                                36,327
Issuance of 1,316,338 shares of
  common stock through exercise of
  stock options...................        658          6,770                                                             7,428
Tax benefit of stock options
  exercised.......................                     7,228                                                             7,228
Foreign currency translation
  adjustment......................                                                (17)                                     (17)
                                      -------       --------    --------        -----        -------     -------      --------
BALANCE, JUNE 30, 2001............     16,118        198,276      42,391          (17)            --        (382)      256,386
Net income........................                                 9,854                                                 9,854
Issuance of 110,139 shares of
  common stock through exercise of
  stock options...................         55          1,113                                                             1,168
Issuance of options to
  consultants.....................                       257                                                               257
Tax benefit of stock options
  exercised.......................                       406                                                               406
Issuance of 250,000 restricted
  shares from treasury............                    (1,705)                                 (1,960)      3,665            --
Purchase of 545,500 treasury
  shares..........................                                                                        (8,627)       (8,627)
Minimum pension liability.........                                               (187)                                    (187)
Foreign currency translation
  adjustment......................                                                271                                      271
                                      -------       --------    --------        -----        -------     -------      --------
BALANCE, JUNE 30, 2002............    $16,173       $198,347    $ 52,245        $  67        $(1,960)    $(5,344)     $259,528
                                      =======       ========    ========        =====        =======     =======      ========


                                    COMPREHENSIVE
                                       INCOME
                                    -------------
BALANCE, JUNE 30, 1999............
Net income........................     $29,806
Issuance of 491,421 shares of
  common stock through exercise of
  stock options...................
Tax benefit of stock options
  exercised.......................
                                       -------
BALANCE, JUNE 30, 2000............     $29,806
                                       =======
Net income........................     $36,327
Issuance of 1,316,338 shares of
  common stock through exercise of
  stock options...................
Tax benefit of stock options
  exercised.......................
Foreign currency translation
  adjustment......................         (17)
                                       -------
BALANCE, JUNE 30, 2001............     $36,310
                                       =======
Net income........................     $ 9,854
Issuance of 110,139 shares of
  common stock through exercise of
  stock options...................
Issuance of options to
  consultants.....................
Tax benefit of stock options
  exercised.......................
Issuance of 250,000 restricted
  shares from treasury............
Purchase of 545,500 treasury
  shares..........................
Minimum pension liability.........        (187)
Foreign currency translation
  adjustment......................         271
                                       -------
BALANCE, JUNE 30, 2002............     $ 9,938
                                       =======

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  9,854   $ 36,327   $ 29,806
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Discontinued operations:
     Loss from pinball and cabinets segment.................        --         --        469
     Income from contract manufacturing segment.............        --         --       (598)
     (Income) costs related to discontinuance...............        --     (4,409)    14,745
  Depreciation and amortization.............................    23,892     18,496     14,346
  Provision for bad debts...................................        --        815      1,943
  Non-cash losses and expenses..............................       288      3,177         --
  Reversal of excess accrual due to settlement of
     litigation.............................................        --         --    (15,631)
  Payment in settlement of litigation.......................        --         --    (27,000)
  Deferred income taxes.....................................      (215)    (2,954)    11,376
  Tax benefit from exercise of common stock options.........       406      7,228      1,956
  Increase (decrease) resulting from changes in operating
     assets and liabilities:
     Receivables............................................    23,666     (6,623)   (18,529)
     Income taxes...........................................     3,483     (7,325)    10,422
     Inventories............................................     3,273    (11,804)     4,022
     Other current assets...................................    (7,428)      (880)      (563)
     Other assets...........................................     4,809     (7,600)      (808)
     Accounts payable and accruals..........................      (646)      (449)     9,250
                                                              --------   --------   --------
Net cash provided by operating activities...................    61,382     23,999     35,206
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment...................   (16,344)    (8,124)    (3,079)
Additions to gaming machines on participation or lease......   (18,531)   (18,844)    (8,860)
Acquisition, net of cash acquired...........................    (2,500)        --         --
Proceeds from asset disposal................................     2,274         --         --
Net change in short-term investments........................    (1,385)   (10,724)   (60,800)
                                                              --------   --------   --------
Net cash used by investing activities.......................   (36,486)   (37,692)   (72,739)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on exercise of stock options..................     1,168      7,428      1,579
Purchase of treasury stock..................................    (8,627)        --         --
                                                              --------   --------   --------
Net cash provided (used) by financing activities............    (7,459)     7,428      1,579
CASH FLOWS FROM DISCONTINUED OPERATIONS
Pinball and cabinets segment................................        --      2,766     (5,073)
Contract manufacturing segment..............................        --     (1,390)     2,227
                                                              --------   --------   --------
Net cash provided (used) by discontinued operations.........        --      1,376     (2,846)
EFFECT OF EXCHANGE RATES ON CASH............................       271        (17)        --
Increase (decrease) in cash and cash equivalents............    17,708     (4,906)   (38,800)
Cash and cash equivalents at beginning of year..............    14,963     19,869     58,669
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 32,671   $ 14,963   $ 19,869
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                              WMS INDUSTRIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BUSINESS OVERVIEW

     WMS Industries Inc. ("WMS") is engaged in one business segment: the design, manufacture and marketing of slot machines (video and mechanical reel type) and video lottery terminals and the operation of participation gaming machines. WMS principally serves the casino gaming industry in the United States. Since 2000, however, WMS began expanding its business internationally to serve all significant legalized gaming jurisdictions worldwide. Although production remains exclusively in the United States, sales and services offices are located in Canada, Australia, Spain and South Africa. Sales and participation and lease revenue from customers in Europe, Canada, Latin America and Asia amounted to approximately $30.7 million or 17.6%, $21.0 million or 8.0%, and $17.7 million or 8.1% of total revenues for fiscal years 2002, 2001 and 2000, respectively. Revenue from outside the United States is denominated in U.S. dollars. At June 30, 2002 and 2001, 19.2% and 5.5%, respectively, of trade accounts receivable are from sales and participation and lease arrangements to the Company's customers located outside of the United States.

     WMS generates revenues from two sources: 1) the sale of new and used gaming machines and related parts, conversion kits, and service, and 2) participation and lease placements, which are arrangements whereby WMS participates in the revenue or net win from a gaming device on a percentage or flat fee basis. Participation and lease revenues include wide-area progressive ("WAP") systems, which are electronically linked systems of gaming devices joined by a central computer, allowing the system to build a progressive jackpot with every wager made on the system. The current WAP systems are operated under an agreement with a WAP system provider whereby the profits of the games on the WAP system are shared equally.

     On October 25, 1999, WMS announced the closing of its pinball and cabinets segment, and on August 10, 2000, WMS announced the discontinuance of its contract manufacturing segment with operations ceasing on September 30, 2000. Accordingly, the financial position, results of operations and cash flows of these segments have been reported as discontinued operations in the consolidated financial statements.

NOTE 2: PRINCIPAL ACCOUNTING POLICIES

  Consolidation Policy

     The consolidated financial statements include the accounts of WMS and its wholly-owned subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated. The Company's joint operating agreement, for which no legal entity exists, is accounted for by WMS in its consolidated financial statements by recording its proportionate share of revenues and expenses from operating activities and the full value of all of the assets it owns and liabilities it owes related to this agreement. The purpose of the joint operating agreement is to combine WMS' licensing rights and game design expertise with the proprietary wide-area progressive computer system of another gaming company. WMS designs and markets the games manufactured by the joint operating agreement partner who places such games in casinos on its wide-area progressive system.

     Certain prior year balances have been reclassified to conform with the current year presentation.

  Use of Estimates

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                              WMS INDUSTRIES INC.

  Cash and Cash Equivalents

     All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Cash and cash equivalents includes restricted cash of $1.3 million required for funding wide-area progressive systems jackpot payments.

  Short-Term Investments

     All investments are designated as available-for-sale and are recorded at cost, which approximates market value. Short-term investments consist principally of Auction Market Preferred Stocks that generally have no fixed maturity dates but have dividend reset dates generally every 49 days or more.

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

     WMS reviews the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. WMS has made no charges to income for estimated impairment losses in the years presented related to continuing operations.

  Goodwill and Intangible Assets

     The Company adopted Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, in the year ended June 30, 2002. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is recorded under the purchase accounting method as required under SFAS No. 141. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets. These assets are no longer amortized but are to be reviewed annually, or more frequently if an event occurs or circumstances change, for indications that the asset might be impaired. Amortization is still required for identifiable intangible assets with finite lives, and any change in the lives assigned to amortizable assets will impact the results of operations.

     The application of SFAS No. 142 did not result in any changes to reported results of operations for the year ended June 30, 2002. WMS did apply SFAS No. 141 to its acquisition of Big Foot Software Development & Research, LLC in July 2001, which resulted in $0.8 million of goodwill being recorded. In addition, $1.5 million of contingent consideration has been deposited into an escrow account and its payment is subject to the future fulfillment of specified conditions in the purchase contract. WMS did not have any recorded goodwill as of June 30, 2001 or 2000. WMS did not record any impairment charges related to goodwill for fiscal 2002, 2001 or 2000 as part of continuing operations. In fiscal 2000, WMS recorded a $1.0 million charge for goodwill impairment related to its discontinued pinball and cabinets segment.

     Included in other assets are royalty and licensing advances made in connection with licensing agreements for the use of intellectual property. The royalty and licensing advances will be amortized based on the contractual terms or the life of the asset once the products are commercialized. At June 30, 2002,

                              WMS INDUSTRIES INC.

$11.6 million of advance payments of royalties are included in the balance sheet. Estimated amortization expense, which is included in cost of participation and lease revenue in the income statement, for years ended June 30, 2003, 2004, 2005 and 2006 is $6.2 million, $3.6 million, $1.4 million, and
$0.4 million, respectively. To the extent the products developed do not fully recover the guaranteed minimum amounts, WMS would record an immediate charge against earnings at the time of such determination.

  Revenue Recognition

     Product sales are made for cash, on normal credit terms of 90 days or less, and over longer term payment plans. Revenue is recognized from product sales when the title to the product and the risk and rewards of ownership transfer to the customer. Participation and lease revenue under operating type lease agreements are recognized when earned. Participation lease agreements are based on either a pre-determined percentage of the daily net win of each machine or a fixed daily rental fee. WAP revenues are based upon a predetermined percentage of amounts wagered ("coin in") on each gaming machine and are recognized as earned.

  Advertising Expense

     The cost of advertising is charged to earnings as incurred and for fiscal 2002, 2001 and 2000 was $0.8 million, $0.8 million, and $0.6 million, respectively.

  Research and Development

     Research and development costs are expensed as incurred.

  Foreign Currency Translation

     The local currency is the functional currency (primary currency in which business is conducted) for the Company's operations in Canada, Spain, Australia and South Africa. Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of stockholders' equity. Gains or losses resulting from transactions in other than the functional currency are reflected in net income.

  Reconciliation of Numerators and Denominators of the Basic and Diluted Earnings Per Share from Continuing Operations

                                                                  YEAR ENDED JUNE 30, 2002
                                                              ---------------------------------
                                                                                     PER SHARE
                                                               INCOME     SHARES       AMOUNT
                                                              --------    -------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Basic EPS
Income available to common stockholders...................     $9,854     32,054       $0.31
Effect of dilutive securities -- options..................         --        488        0.01
                                                               ------     ------       -----
Diluted EPS
Income available to common stockholders...................     $9,854     32,542       $0.30
                                                               ======     ======       =====

                              WMS INDUSTRIES INC.

                                                                  YEAR ENDED JUNE 30, 2001
                                                              ---------------------------------
                                                                                     PER SHARE
                                                               INCOME     SHARES       AMOUNT
                                                              --------    -------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Basic EPS
Income available to common stockholders...................    $31,918     31,557       $1.01
Effect of dilutive securities -- options..................         --        493        0.01
                                                              -------     ------       -----
Diluted EPS
Income available to common stockholders...................    $31,918     32,050       $1.00
                                                              =======     ======       =====

                                                                  YEAR ENDED JUNE 30, 2000
                                                              ---------------------------------
                                                                                     PER SHARE
                                                               INCOME     SHARES       AMOUNT
                                                              --------    -------    ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Basic EPS
Income available to common stockholders...................    $44,422     30,615       $1.45
Effect of dilutive securities -- options..................         --        707        0.03
                                                              -------     ------       -----
Diluted EPS
Income available to common stockholders...................    $44,422     31,322       $1.42
                                                              =======     ======       =====

     Options to purchase 835,000 shares of common stock were outstanding during the year ended June 30, 2002, but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares for the year. The options expire between 2007 and 2010. The 250,000 shares of unearned restricted stock were also not included in the computation of diluted earnings per share.

     Options to purchase 290,000 shares of common stock were outstanding during the year ended June 30, 2000 but were not included in the computation of diluted earnings per share because the option's exercise price was greater than the average market price of the common shares for the year. The options expire on June 30, 2010.

  Recently Issued Accounting Standards

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. This statement is effective for our 2003 fiscal year, and early adoption is permitted. We expect that adopting SFAS No. 143 will not have a material impact on our financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement requires that the same accounting model be used to recognize an impairment loss for long-lived assets, whether they are to be held and used, disposed of by sale, or disposed of other than by sale. This would apply to both previously held and used or newly acquired assets. It also broadens the presentation of discontinued operations to include more disposal transactions. This statement is effective for our 2003 fiscal year, and early adoption is permitted. We expect that adopting SFAS No. 144 will not have a material impact on our financial position or results of operations.

                              WMS INDUSTRIES INC.

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

     The condensed statement of operations for the pinball and cabinets segment for the fiscal year ended June 30, 2000 is as follows:

                                                                   2000
                                                              --------------
                                                              (IN THOUSANDS)
Revenues....................................................     $25,499
Costs and expenses..........................................      26,255
                                                                 -------
Loss before tax provision...................................        (756)
Benefit for income taxes....................................        (287)
                                                                 -------
Net loss....................................................     $  (469)
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

     The condensed statement of operations for the contract manufacturing segment for the fiscal year ended June 30, 2000 is as follows:

                                                                     2000
                                                                ---------------
                                                                (IN THOUSANDS)
Revenues....................................................        $11,118
Costs and expenses..........................................         10,153
                                                                    -------
Income before tax provision.................................            965
Provision for income taxes..................................            367
                                                                    -------
Net income..................................................        $   598
                                                                    =======

                              WMS INDUSTRIES INC.

NOTE 4: PROPERTY, PLANT AND EQUIPMENT AND GAMING MACHINES ON PARTICIPATION OR LEASE

     At June 30, net property, plant and equipment were:

                                                                 2002        2001
                                                               --------    --------
                                                                  (IN THOUSANDS)
Land.......................................................    $  2,608    $  2,985
Buildings and improvements.................................      30,264      25,116
Machinery and equipment....................................      21,127      16,147
Furniture and fixtures.....................................       5,404       4,483
                                                               --------    --------
                                                                 59,403      48,731
Less accumulated depreciation..............................     (17,857)    (16,758)
                                                               --------    --------
Net property, plant and equipment..........................    $ 41,546    $ 31,973
                                                               ========    ========

     At June 30, net gaming machines on participation or lease were:

                                                                 2002        2001
                                                               --------    --------
                                                                  (IN THOUSANDS)
Gaming machines............................................    $ 78,748    $ 64,967
Less accumulated depreciation..............................     (47,234)    (32,558)
                                                               --------    --------
Net gaming machines on participation or lease..............    $ 31,514    $ 32,409
                                                               ========    ========

     The Company reclassified $8.1 million of inventory to gaming machines on participation or lease for the year ended June 30, 2001.

NOTE 5: OTHER ASSETS

     At June 30, other assets were:

                                                                 2002       2001
                                                                -------    -------
                                                                  (IN THOUSANDS)
Deferred tax assets -- non-current..........................    $ 3,669    $ 4,861
Notes receivable............................................        800      5,637
Prepaid royalties...........................................      5,414      4,616
Receivable from Midway Games Inc............................      2,836      3,207
Other.......................................................      2,701        600
                                                                -------    -------
Total other assets..........................................    $15,420    $18,921
                                                                =======    =======

                              WMS INDUSTRIES INC.

NOTE 6: OTHER ACCRUED LIABILITIES

     At June 30, other accrued liabilities were:

                                                                 2002      2001
                                                                ------    ------
                                                                 (IN THOUSANDS)
Accrued property taxes......................................    $1,211    $1,034
Royalties payable...........................................     3,897     2,534
Warranty reserves...........................................     1,163     1,466
Sales taxes payable.........................................       872     1,652
Other accrued liabilities...................................     2,078     2,998
                                                                ------    ------
Total accrued liabilities...................................    $9,221    $9,684
                                                                ======    ======

NOTE 7: INCOME TAXES

     The following is a summary of income from continuing operations before income taxes of U.S. and international operations for the three years ended June 30, 2002:

                                                              2002       2001       2000
                                                             -------    -------    -------
                                                                    (IN THOUSANDS)
United States............................................    $14,846    $49,869    $71,438
International............................................        604        118         --
                                                             -------    -------    -------
Total....................................................    $15,450    $49,987    $71,438
                                                             =======    =======    =======

     Significant components of the provision (benefit) for income taxes for the three years ended June 30, 2002 were:

                                                               2002      2001       2000
                                                              ------    -------    -------
                                                                     (IN THOUSANDS)
Current
  Federal.................................................    $4,449    $11,064    $11,828
  State...................................................       637      2,570      1,856
  Foreign.................................................       319        161         --
                                                              ------    -------    -------
Total current.............................................     5,405     13,795     13,684
Deferred
  Federal.................................................      (101)    (2,721)    10,478
  State...................................................        (9)      (233)       898
  Foreign.................................................      (105)        --         --
                                                              ------    -------    -------
Total deferred............................................      (215)    (2,954)    11,376
Provision for tax benefit resulting from stock options....       406      7,228      1,956
                                                              ------    -------    -------
Provision for income taxes on continuing operations.......     5,596     18,069     27,016
                                                              ------    -------    -------
Benefit for income taxes on discontinued operations.......        --     (1,807)    (9,246)
                                                              ------    -------    -------
Income tax provision, net.................................    $5,596    $16,262    $17,770
                                                              ======    =======    =======

                              WMS INDUSTRIES INC.

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Significant components of the Company's deferred tax assets and liabilities at June 30 were:

                                                                 2002      2001
                                                                ------    ------
                                                                 (IN THOUSANDS)
Deferred tax assets resulting from:
  Inventory valuation.......................................    $  175    $1,265
  Receivables valuation.....................................     1,187     1,553
  Book over tax depreciation................................     3,366     4,861
  Accrued items not currently deductible....................       811       619
  Other.....................................................       461        57
                                                                ------    ------
  Total deferred tax assets.................................    $6,000    $8,355
                                                                ------    ------
Deferred tax liabilities resulting from:
  Federal tax benefit of deferred state taxes...............       207       255
  Other.....................................................        98        77
                                                                ------    ------
  Total deferred tax liabilities............................       305       332
                                                                ------    ------
Net deferred tax assets.....................................    $5,695    $8,023
                                                                ======    ======

     No deferred tax provision has been made for United States taxes related to approximately $0.9 million of undistributed earnings of foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing, if and when the remittance occurs.

     The provision for income taxes on continuing operations differs from the amount computed using the statutory federal income tax rate for the three years ended June 30, 2002, 2001 and 2000 as follows:

                                                              2002    2001    2000
                                                              ----    ----    ----
Statutory federal income tax rate...........................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit..................   2.9     2.9     2.9
Dividend received deduction on investment income............  (2.6)   (1.3)   (0.4)
Research tax credits........................................  (1.8)   (0.6)     --
Permanent items.............................................   1.4     0.8      --
Foreign rate differential...................................  (0.4)   (1.0)     --
Other, net..................................................   1.7     0.3     0.3
                                                              ----    ----    ----
Effective tax rate..........................................  36.2%   36.1%   37.8%
                                                              ====    ====    ====

     Taxes paid in the years ended June 30, 2002, 2001, and 2000 were $11.5 million, $20.3 million and $5.9 million, respectively. Refunds received in the years ended June 30, 2002, 2001 and 2000 were $10.4 million, $1.0 million and $2.1 million, respectively.

                              WMS INDUSTRIES INC.

NOTE 8: LINE OF CREDIT AND LONG-TERM DEBT

     The Company has an unused line of credit for $50.0 million under a revolving credit agreement for a one-year term to May 21, 2003, which contains usual credit terms for a bank line. No borrowing occurred on the line in the years ended June 30, 2002 and 2001.

NOTE 9: STOCKHOLDERS' EQUITY AND COMMON STOCK PLANS

     Authorized common stock of the Company consists of 100,000,000 shares of $.50 par value. At June 30, 2002, 3,823,788 shares of common stock were reserved for possible issuance under stock option plans. Additionally, there are 5,000,000 shares of $.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by the Board of Directors.

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

     Under the stock option plans, the Company may grant both incentive stock options and nonqualified options on shares of common stock through the year 2012. Options may be granted to employees and under certain conditions to non-employee directors and consultants. The stock option committee has the authority to fix the terms and conditions upon which each option is granted, but in no event shall the term exceed ten years or the strike price generally be granted at less than 100% of the fair market value of the stock on the date of grant.

     WMS utilizes the Black-Scholes pricing model to determine the fair value of options issued in exchange for services from consultants. During 2002, the Company incorporated the following assumptions into the model: risk free rate -- 4%, expected volatility -- .44 and expected dividend-zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the option issued. Other assumptions, relating to option life, strike price and stock price, are determined at the date the option is issued. The expense recognized is based on the vesting schedule of the options granted. During fiscal 2002, WMS expensed $0.3 million for the value of common stock options issued for services from consultants.

     On September 30, 1997, the Company entered into an agreement with each of the holders of all of the common stock options then outstanding, which were exercisable into 4,089,011 shares of WMS common stock, regarding an option adjustment in connection with the Midway spin-off, to compensate the holders for the lost opportunity value represented by the shares of Midway distributed in the spin-off which option holders did not participate in. Expense related to the adjustment of stock options that were not vested as of June 30, 1998 was recorded and paid consistent with the options' vesting schedule. During fiscal 2001 and 2000, $0.2 million and $2.0 million of such expense was recorded, respectively. As of June 30, 2001, all obligations under this agreement had been paid.

     In January 2002, the Board of Directors approved a twelve-month plan to repurchase up to $20 million of the Company's common stock in open market or privately negotiated transactions. As of June 30, 2002, the repurchases under this plan were 545,500 shares at a cost of $8.6 million. In July 2002, the Company completed its repurchase plan with an aggregate of 1,568,000 shares repurchased or 5% of the amount previously outstanding. In September 2002, the Board of Directors authorized an expansion of the stock repurchase program by $10 million for the next twelve months.

                              WMS INDUSTRIES INC.

     Effective March 1, 2002, WMS issued a restricted stock grant of 250,000 shares of the Company's common stock held in treasury to Mr. Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director. This grant was issued in consideration for his agreeing to serve as Chairman of the Executive Committee of the Board of Directors, which was established to provide enhanced oversight of the timely completion of the technology improvement plan. The restricted stock grant vests on June 30, 2003, subject to the Board of Directors' satisfaction of the fulfillment of specified performance conditions relating to the Company's technology improvement plan. The tax effected market value of the restricted stock grant at the date of the grant is recorded as unearned restricted stock as a separate component of stockholders' equity and adjusted to current market value as of the balance sheet date. Under terms of the grant, the shares vest upon death, disability or change in control. When it becomes probable that fulfillment of the performance conditions will be met, the market value of the restricted stock at that time will be recorded as compensation expense.

     A summary of the status of the Company's stock option plans for the three years ended June 30, 2002 was as follows:

                                                                           WEIGHTED
                                                              OPTIONS      AVERAGE
                                                               (000)    EXERCISE PRICE
                                                              -------   --------------
Outstanding at June 30, 1999................................   2,329        $ 5.16
Granted.....................................................   1,103          9.62
Exercised...................................................    (491)         3.21
Forfeited...................................................    (261)         6.56
                                                              ------
Outstanding at June 30, 2000................................   2,680          6.97
Granted.....................................................   1,626         18.40
Exercised...................................................  (1,316)         5.69
Forfeited...................................................    (667)        15.95
                                                              ------
Outstanding at June 30, 2001................................   2,323         13.03
Granted.....................................................   1,315         16.70
Exercised...................................................    (110)        10.61
Forfeited...................................................    (134)         7.62
                                                              ------
Outstanding at June 30, 2002................................   3,394        $14.74
                                                              ======

     The following table summarizes information about stock options outstanding at June 30, 2002:

                                        OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                          -----------------------------------------------   ----------------------------
                                        WEIGHTED AVERAGE
                            NUMBER         REMAINING          WEIGHTED        NUMBER         WEIGHTED
                          OUTSTANDING   CONTRACTUAL LIFE      AVERAGE       OUTSTANDING      AVERAGE
RANGE OF EXERCISE PRICES     (000)          IN YEARS       EXERCISE PRICE      (000)      EXERCISE PRICE
------------------------  -----------   ----------------   --------------   -----------   --------------
$ 2.51 - $ 3.75.......         194            2.1              $ 3.43            179          $ 3.40
  4.32 -   5.25.......          65            5.9                4.48             61            4.43
  7.13 -  10.50.......         564            7.5                8.91            204            9.00
 10.75 -  16.04.......       1,047            8.1               14.10            458           13.36
 16.88 -  22.88.......       1,524            8.6               19.22            568           18.79
                             -----                                             -----
$ 2.51 - $22.88.......       3,394            7.8              $14.74          1,470          $13.27
                             =====                                             =====

                              WMS INDUSTRIES INC.

     At June 30, 2002, 430,000 shares were available for future grants under the plans. At June 30, 2001, 476,000 options with a weighted average exercise price of $7.51 per share were exercisable. At June 30, 2000, 1,386,000 options with a weighted average exercise price of $5.38 per share were exercisable.

     The Company has a Treasury Share Bonus Plan for key employees covering all the shares of common stock held in the treasury. The vesting and other terms of the awards are flexible. No awards of treasury stock were outstanding under this plan at June 30, 2002 or 2001.

     The Company has elected to continue to follow APB Opinion No. 25 to account for stock options granted to employees and directors, as allowed by SFAS No.
123. Under APB No. 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

     The pro forma net income impact of the options, accounted for under SFAS No. 123 amortizing the fair value of the granted options over their vesting period, is as follows:

                                                             2002       2001        2000
                                                           --------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                       AMOUNTS)
Pro forma net income.....................................   $3,262     $33,230     $28,646
Pro forma net income per share:
  Basic..................................................   $ 0.10     $  1.05     $  0.94
  Diluted................................................   $ 0.10     $  1.04     $  0.91

     The pro forma fair value of each option grant is estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions used for modifications and grants in fiscal 2002, 2001 and 2000: dividend yield 0% for all three years; expected volatility of .44 in fiscal 2002, .60 in fiscal 2001 and .75 in fiscal 2000; risk free interest rates of 4.00% in 2002, 5.00% in 2001 and 6.00% in 2000; and expected life of the options of 6 years for all three years. The weighted average pro forma fair value, using the Black-Scholes assumptions noted above, of the options granted during fiscal 2002, 2001 and 2000 was $8.04, $11.25 and $6.75, respectively.

NOTE 10: CONCENTRATION OF CREDIT AND MARKET RISK AND FAIR VALUE DISCLOSURES OF FINANCIAL INSTRUMENTS

     Financial instruments which potentially subject the Company to concentrations of credit and market risk consist primarily of cash equivalents, short-term investments and trade notes and accounts receivable. By policy, the Company places its cash equivalents and short-term investments only in high credit quality securities and limits the amounts invested in any one security. The accounts and notes receivable from the sale of gaming devices are generally from a large number of customers with no significant concentration other than in Nevada.

     In fiscal year 2000, one domestic customer accounted for approximately 10.3% of consolidated sales. No customers accounted for more than 10% in fiscal years 2002 and 2001.

     The amount reported for cash equivalents and short-term investments is considered to be a reasonable estimate of their fair value.

                              WMS INDUSTRIES INC.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its office facilities and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at June 30, 2002 as follows:

                                                              (IN THOUSANDS)
                                                              --------------
2003........................................................      $1,170
2004........................................................         797
2005........................................................         667
2006........................................................         256
2007........................................................          23
Thereafter..................................................          --
                                                                  ------
                                                                  $2,913
                                                                  ======

     Rent expense for fiscal 2002, 2001 and 2000 was $1.7 million, $1.7 million and $1.3 million, respectively.

     WMS routinely enters into license agreements with others for the use of intellectual properties in its products. At June 30, 2002, these agreements contain total potential commitments of $29.6 million: $16.4 million of guaranteed minimum royalties and $13.2 million of royalties contingent upon future events. Total advances and payments through June 30, 2002 were $12.4 million leaving $4.0 million of guaranteed minimums to be paid. At June 30, 2002, $11.6 million of advance payments on royalties are included in the balance sheet: $6.2 million as other current assets and $5.4 million as long-term other assets. At June 30, 2002, WMS has potential payments as follows:

                                                               YEAR ENDED JUNE 30,
                                                    -----------------------------------------
                                                    GUARANTEED   CONTINGENT   TOTAL POTENTIAL
                                                     MINIMUMS     PAYMENTS       PAYMENTS
                                                    ----------   ----------   ---------------
                                                                 (IN THOUSANDS)
2003..............................................    $  925      $ 5,940         $ 6,865
2004..............................................       900        1,638           2,538
2005..............................................     1,166        2,600           3,766
2006..............................................       650        1,525           2,175
2007..............................................       400        1,000           1,400
Thereafter........................................        --          500             500
                                                      ------      -------         -------
Total.............................................    $4,041      $13,203         $17,244
                                                      ======      =======         =======

     Subsequent to June 30, 2002, the Company entered into new license and distribution agreements with guaranteed minimum royalties of $6.9 million, contingent royalty payments of an additional $12.6 million and paid advanced royalty payments of $3.5 million.

     The Company announced a three part technology improvement plan in January 2002 to stabilize the operating system software in its gaming devices. As part of this technology improvement plan, the Company has pursued alternative strategies for each phase of the plan, including licensing technologies from third parties. At June 30, 2002, the Company had minimum guaranteed payments related to the technology alternatives aggregating $3.0 million, which had been paid as advances, with an additional $8.0 million of contingent royalty payments based on future events, and these amounts are included in the table above. In July 2002, the Company entered into another licensed technology agreement with an additional minimum guarantee of $0.8 million, contingent royalty payments of an additional $4.5 million and paid advance royalty payments of $0.8 million and these amounts are included in the amounts described above as subsequent to June 30, 2002. If the Company determines that it will not realize the value of the guaranteed commitment for

                              WMS INDUSTRIES INC.

a particular licensed technology alternative, it will record an immediate charge against earnings at the time of such determination of up to $16.3 million if all of the alternatives were to have no further value to the Company.

NOTE 12: RETIREMENT PLANS

     The Company sponsors 401(k) defined contribution plans within the United States. The plans cover full time employees and provide for Company contributions of up to 3 percent of covered employees' compensation as defined in the plan. The Company's expense for the defined contribution plans totaled $0.6 million, $0.4 million and $0.4 million in fiscal years 2002, 2001 and 2000, respectively.

     The Company has two frozen defined benefit pension plans related to discontinued operations. Pension expense for these plans was not significant in the aggregate.

NOTE 13: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial information for fiscal 2002 and 2001 is as follows:

                                                 SEPT. 30    DEC. 31    MAR. 31    JUNE 30
                                                   2001        2001       2002       2002
                                                 ---------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2002 QUARTERS
Revenues.......................................   $46,306    $49,087    $36,090    $43,211
Gross profit...................................    31,222     30,578     21,965     25,801
Net income.....................................     5,830      3,285         31        707
Per share of common stock:
Basic:
  Net income...................................   $  0.18    $  0.10    $  0.00    $  0.02
                                                  =======    =======    =======    =======
  Shares used..................................    32,180     32,189     32,028     31,817
                                                  =======    =======    =======    =======
Diluted:
  Net income...................................   $  0.18    $  0.10    $  0.00    $  0.02
                                                  =======    =======    =======    =======
  Shares used..................................    32,770     32,684     32,463     32,119
                                                  =======    =======    =======    =======

     The December 2001 quarter includes an after-tax charge of $0.8 million, $0.03 per diluted share, for employee separation costs.

                              WMS INDUSTRIES INC.

                                                 SEPT. 30    DEC. 31    MAR. 31    JUNE 30
                                                   2000        2000       2001       2001
                                                 ---------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2001 QUARTERS
Revenues.......................................   $59,842    $67,408    $70,748    $65,774
Gross profit...................................    34,183     38,294     40,996     41,762
Net income.....................................     9,463     11,033     12,671      3,160
Per share of common stock:
Basic:
  Net income...................................   $  0.30    $  0.35    $  0.40    $  0.10
                                                  =======    =======    =======    =======
  Shares used..................................    31,087     31,601     31,646     31,898
                                                  =======    =======    =======    =======
Diluted:
  Net income...................................   $  0.30    $  0.34    $  0.39    $  0.10
                                                  =======    =======    =======    =======
  Shares used..................................    31,766     32,324     32,275     32,586
                                                  =======    =======    =======    =======

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

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                                COLUMN C
COLUMN A                           COLUMN B     ADDITIONS     COLUMN D            COLUMN E
--------------------------------  ----------   -----------   ----------   ------------------------
                                  BALANCE AT     CHARGED      CHARGED       BALANCE      BALANCE
                                  BEGINNING        TO            TO       DEDUCTIONS        AT
                                      OF        COSTS AND      OTHER        AMOUNTS       END OF
DESCRIPTION                         PERIOD      EXPENSES      ACCOUNTS    WRITTEN OFF     PERIOD
-----------                       ----------   -----------   ----------   -----------   ----------
Allowance for receivables:
  2002..........................  $3,931,000   $        --   $       --   $1,289,000    $2,642,000
  2001..........................  $3,592,000   $   815,000   $       --   $  476,000    $3,931,000
  2000(1).......................  $2,883,000   $ 1,943,000   $       --   $1,234,000    $3,592,000
Reserves for asset write-downs
  related to discontinued
  operations:
  2002..........................  $       --   $        --   $       --   $       --    $       --
  2001..........................  $9,530,000   $        --   $       --   $9,530,000    $       --
  2000..........................  $       --   $12,794,000   $       --   $3,264,000    $9,530,000

-------------------------
(1) Restated for effect of discontinued operations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of September, 2002.

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

                   SIGNATURE                                 POSITIONS                     DATE
                   ---------                                 ---------                     ----
             /s/ LOUIS J. NICASTRO                Chairman of the Board             September 20, 2002
------------------------------------------------
               Louis J. Nicastro

              /s/ BRIAN R. GAMACHE                President, Chief Executive        September 20, 2002
------------------------------------------------    Officer and Director
                Brian R. Gamache                    (Principal Executive Officer)

           /s/ SCOTT D. SCHWEINFURTH              Executive Vice President, Chief   September 20, 2002
------------------------------------------------    Financial Officer and
             Scott D. Schweinfurth                  Treasurer (Principal Financial
                                                    and Principal Accounting
                                                    Officer)

              /s/ NORMAN J. MENELL                Vice Chairman of the Board of     September 20, 2002
------------------------------------------------    Directors
                Norman J. Menell

           /s/ WILLIAM C. BARTHOLOMAY             Director                          September 20, 2002
------------------------------------------------
             William C. Bartholomay

             /s/ WILLIAM E. MCKENNA               Director                          September 20, 2002
------------------------------------------------
               William E. McKenna

               /s/ DONNA B. MORE                  Director                          September 20, 2002
------------------------------------------------
                 Donna B. More

              /s/ NEIL D. NICASTRO                Director                          September 20, 2002
------------------------------------------------
                Neil D. Nicastro

                /s/ HARVEY REICH                  Director                          September 20, 2002
------------------------------------------------
                  Harvey Reich

             /s/ DAVID M. SATZ, JR.               Director                          September 20, 2002
------------------------------------------------
               David M. Satz, Jr.

              /s/ IRA S. SHEINFELD                Director                          September 20, 2002
------------------------------------------------
                Ira S. Sheinfeld

                                 CERTIFICATIONS

I, Brian R. Gamache, Chief Executive Officer of WMS Industries Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of WMS Industries Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

                                                 /s/ BRIAN R. GAMACHE
                                          --------------------------------------
                                                     Brian R. Gamache
                                          President and Chief Executive Officer

I, Scott D. Schweinfurth, Chief Financial Officer of WMS Industries Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of WMS Industries Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 20, 2002

                                               /s/ SCOTT D. SCHWEINFURTH
                                          --------------------------------------
                                                  Scott D. Schweinfurth
                                                Executive Vice President,
                                          Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT  DESCRIPTION
-------  -----------
3(a)     Amended and Restated Certificate of Incorporation of WMS
         dated February 17, 1987; Certificate of Amendment dated
         January 28, 1993; and Certificate of Correction dated May 4,
         1994, incorporated by reference to Exhibit 3(a) to WMS's
         Annual Report on Form 10-K for the year ended June 30, 1994
         (the "1994 10-K").
3(b)     Certificate of Amendment to the Amended and Restated
         Certificate of Incorporation of WMS, as filed with the
         Secretary of State of the State of Delaware on February 25,
         1998, incorporated by reference to Exhibit 3.1 to WMS's
         Quarterly Report on Form 10-Q for the fiscal quarter ended
         March 31, 1998.
3(c)     Form of Certificate of Designations of Series A Preferred
         Stock incorporated by reference to Exhibit A to the Rights
         Agreement filed as Exhibit 1 to WMS's Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the
         "Form 8-A").
3(d)     By-Laws of WMS, as amended and restated through June 26,
         1996, incorporated by reference to Exhibit 3(b) to WMS's
         Annual Report on Form 10-K for the year ended June 30, 1996.
4        Rights Agreement dated as of March 5, 1998 between WMS and
         The Bank of New York, as Rights Agent, incorporated by
         reference to Exhibit B to the Form 8-A.
10(a)    1991 Stock Option Plan, as amended, incorporated by
         reference to Exhibit 10(f) to the 1994 10-K.
10(b)    1993 Stock Option Plan, incorporated by reference to Exhibit
         10(g) to the 1994 10-K.
10(c)    1994 Stock Option Plan, incorporated by reference to
         Appendix A to WMS's Definitive Proxy Statement dated
         December 12, 1994.
10(d)    Form of Indemnity Agreement authorized to be entered into
         between WMS and each officer and director approved by the
         Board of Directors, incorporated by reference to Exhibit
         10(k) to the 1994 10-K.
10(e)    WMS Industries Inc. Treasury Share Bonus Plan adopted April
         19, 1993, incorporated by reference to Exhibit 10(ee) to
         WMS's Annual Report on Form 10-K for the fiscal year ended
         June 30, 1993.
10(f)    Voting Proxy Agreement dated September 21, 1995 among Louis
         J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and
         National Amusements, Inc., incorporated by reference to
         Exhibit 10(u) to WMS's Annual Report on Form 10-K for the
         fiscal year ended June 30, 1995.
10(g)    Tax Sharing Agreement dated as of July 1, 1996 among WMS,
         Midway, Atari Games Corporation and others, incorporated by reference to Exhibit 10.2 to Midway's Registration Statement on Form S-1 (File No. 333-11919) (the "Midway S-1").
10(h)    Patent License Agreement dated as of July 1, 1996 among WMS,
         Williams Electronics Games, Inc. ("WEG") and Midway,
         incorporated by reference to Exhibit 10.4 to the Midway S-1.
10(i)    Amendment to Article III, Section 3 (Option Adjustments) of
         1991 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to WMS' Definitive Proxy Statement filed with the Commission December 11, 1996 ("the 1996 Proxy
         Statement").
10(j)    Amendment to Article III, Section 3 (Option Adjustments) of
         1993 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to the 1996 Proxy Statement.
10(k)    Amendment to Article III, Section 3 (Option Adjustments) of
         1994 Stock Option Plan, incorporated by reference to
         Proposal No. 2 to the 1996 Proxy Statement.
10(l)    1998 Non-Qualified Stock Option Plan, incorporated by
         reference to Exhibit 4.6(a) to WMS's Registration Statement
         No. 333-57585 on Form S-8 filed with the Commission on June
         24, 1998.
10(m)    Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to Exhibit 3 to the Report on Form 8-K filed April 17, 1998.
10(n)    Confidentiality and Non-Competition Agreement dated as of
         April 6, 1998 between WMS and Midway, incorporated by
         reference to Exhibit 10.28 to the Midway Annual Report on
         Form 10-K for the fiscal year ended June 30, 1998 (the
         "Midway 1998 10-K").
10(o)    Third Parties Agreement dated as of April 6, 1998 between
         WMS and Midway, incorporated by reference to Exhibit 10.30 to the Midway 1998 10-K.

EXHIBIT  DESCRIPTION
-------  -----------
10(p)    Tax Separation Agreement dated as of April 6, 1998 between
         WMS and Midway, incorporated by reference to Exhibit 10.32 to the Midway 1998 10-K.
10(q)    Tax Indemnification Agreement dated as of April 6, 1998
         between WMS and Midway, incorporated by reference to Exhibit
         10.33 to the Midway 1998 10-K.
10(r)    Worldwide Merchandising Agreement/License Agreement Summary
         and License Agreement between WMS Gaming Inc., Hasbro, Inc.
         and Hasbro International, Inc. dated as of the first day of
         September, 1997, incorporated by reference to Exhibit 99.1 to WMS's Registration Statement No. 83021 on Form S-3 filed with the Commission on July 16, 1999 (the "1999 S-3").
         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
         Commission.
10(s)    Amendment to License Agreement between WMS Gaming Inc.,
         Hasbro, Inc. and Hasbro International, Inc. dated 1998,
         incorporated by reference to Exhibit 99.2 to the 1999 S-3.
         Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the
         Commission.
10(t)    2000 Non-Qualified Stock Option Plan, incorporated by
         reference to Exhibit 10(dd) to WMS' Annual Report on Form
         10-K for the fiscal year ended June 30, 2000 (the "2000
         10-K").
10(u)    Employment Agreement between Scott D. Schweinfurth and WMS dated May 19, 2000, incorporated by reference to Exhibit
         10(ee) to the 2000 10-K.
10(v)    Employment Agreement between Orrin J. Edidin and WMS dated
         May 8, 2000, incorporated by reference to Exhibit 10(ff) to the 2000 10-K.
10(w)    Employment Agreement between Robert R. Rogowski and WMS
         dated May 1, 2000, incorporated by reference to Exhibit
         10(hh) to WMS' Quarterly Report on the Form 10-Q for fiscal quarter ended September 30, 2000.
10(x)    2000 Stock Option Plan, incorporated by reference to
         Appendix B to WMS' Proxy Statement for its 2001 Annual
         Meeting filed with the Commission on December 8, 2000.
10(y)    Amendment 1 to Employment Agreement between Scott D.
         Schweinfurth and WMS dated June 4, 2001, incorporated by
         reference to WMS' Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the "2001 10-K").
10(z)    Amendment 1 to Employment Agreement between Orrin J. Edidin and WMS dated June 4, 2001, incorporated by reference to
         WMS' 2001 10-K.
10(aa)   Letter of Termination of Employment Agreement between Louis
         J. Nicastro and WMS dated June 14, 2001, incorporated by
         reference to WMS' 2001 10-K.
10(bb)   Employment Agreement between Brian R. Gamache and WMS dated as of June 15, 2001, incorporated by reference to WMS' 2001
         10-K.
10(cc)   Amended and Restated Employment Agreement between Seamus M.
         McGill and WMS dated as of February 1, 2001, incorporated by reference to WMS' 2001 10-K.
10(dd)   Settlement and Temporary Services Agreement dated August 31,
         2001, by and among the Registrant, Williams Electronics
         Games, Inc., WMS Gaming Inc., Midway Home Entertainment
         Inc., Midway Amusement Games, LLC, Midway Games West Inc.,
         and Midway Interactive Inc., incorporated by reference to
         WMS' 2001 10-K.
10(ee)   Letter Amendment to Tax Separation Agreement dated September
         24, 2001, incorporated by reference to WMS' 2001 10-K.
10(ff)   Amendment 2 to Employment Agreement between Scott D.
         Schweinfurth and WMS dated November 15, 2001 incorporated by reference to WMS' Quarterly Report on the Form 10-Q for
         fiscal quarter ended December 31, 2001 (the "2001 2Q 10-Q").
10(gg)   Amendment 2 to Employment Agreement between Orrin J. Edidin and WMS dated November 15, 2001 incorporated by reference to the 2001 2Q 10-Q.
10(hh)   Amendment 1 to Amended and Restated Employment Agreement
         between Seamus M. McGill and WMS dated November 15, 2001
         incorporated by reference to the 2001 2Q 10-Q.
10(ii)   Restricted Stock Agreement between WMS Industries Inc. and
         Louis J. Nicastro dated March 1, 2002, incorporated by
         reference to our Registration Statement on Form S-8 (File
         No. 333-87676) filed with the Commission on May 6, 2002.

EXHIBIT  DESCRIPTION
-------  -----------
10(jj)   First Amendment dated June 28, 2002 to Settlement and
         Temporary Services Agreement dated as of August 31, 2001
         incorporated by reference to Exhibit 10.2 to Midway Games'
         quarterly report on Form 10-Q for the fiscal quarter ended
         June 30, 2002 ("Midway's 2002 2Q 10-Q").
10(kk)   Easement Agreement dated June 28, 2002 by and between
         Williams Electronic Games, Inc. and Midway Amusement Games,
         LLC, incorporated by reference to Midway's 2002 2Q 10-Q.
21       Subsidiaries of the Registrant.
23       Consent of Ernst & Young LLP.
99.1     Certification of the Chief Executive Officer Pursuant to 18
         U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act
         of 2002)
99.2     Certification of the Chief Financial Officer Pursuant to 18
         U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act
         of 2002).