Form 10-Q
period 2002-09-30
WMS INDUSTRIES INC /DE/
filed 2002-11-12
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

                      YES     X          NO
                           -------            -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,814,753 shares of common stock, $.50 par value, were outstanding at November 7, 2002, excluding 1,545,812 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX

                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION:

    ITEM 1.   Financial Statements:

              Condensed Consolidated Income Statements -
              Three months ended September 30, 2002 and 2001................   2

              Condensed Consolidated Balance Sheets -
              September 30, 2002 and June 30, 2002..........................   3

              Condensed Consolidated Statements of Cash Flows -
              Three months ended September 30, 2002 and 2001................   5

              Notes to Condensed Consolidated Financial Statements..........   6


    ITEM 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  10

    ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk....  15

    ITEM 4.   Controls and Procedures.......................................  15


PART II.  OTHER INFORMATION:

    ITEM 1.   Legal Proceedings.............................................  16

    ITEM 5.   Other Information.............................................  16


    ITEM 6.   Exhibits and Reports on Form 8-K..............................  16


SIGNATURES .................................................................  17

CERTIFICATIONS..............................................................  18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               WMS INDUSTRIES INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                September 30,
                                                           ---------------------
                                                             2002          2001
                                                           -------       -------
Revenues:
   Product sales                                           $16,149       $20,858
   Participation and lease revenues                         26,245        25,448
                                                           -------       -------
      Total revenues                                        42,394        46,306
                                                           -------       -------

Costs and Expenses:
   Cost of product sales                                    10,814        11,667
   Cost of participation and lease revenue                   5,165         3,417
   Research and development                                  7,789         4,853
   Selling and administrative                               11,346        12,443
   Depreciation and amortization                             6,719         5,976
                                                           -------       -------
Total costs and expenses                                    41,833        38,356
                                                           -------       -------
Operating income                                               561         7,950

Interest and other income and expense, net                     475         1,295
                                                           -------       -------
Income before income taxes                                   1,036         9,245

Provision for income taxes                                     376         3,415
                                                           -------       -------

Net income                                                 $   660       $ 5,830
                                                           =======       =======

Earnings per share of common stock:
   Basic                                                   $  0.02       $  0.18
                                                           =======       =======

   Diluted                                                 $  0.02       $  0.18
                                                           =======       =======

Shares used in per share calculations:
   Basic                                                    30,901        32,180
                                                           =======       =======

   Diluted                                                  31,156        32,770
                                                           =======       =======


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                             September 30,     June 30,
                                                                                 2002            2002
                                                                             ------------     ---------
                                                                              (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents, including $1,460 and $1,250 of restricted      $  27,795      $  32,671
     amounts for progressive jackpots, respectively
     Short-term investments                                                       66,249         72,909
                                                                               ---------      ---------
                                                                                  94,044        105,580
 Receivables, net of allowances of $2,567 and $2,642                              23,515         24,820
 Notes receivable, current portion                                                 8,827         11,589
 Income tax receivable                                                             2,496          9,491
 Inventories, at lower of cost (FIFO) or market:
     Raw materials and work in progress                                           15,606         15,448
     Finished goods                                                               14,783         14,225
                                                                               ---------      ---------
                                                                                  30,389         29,673
 Other current assets                                                             11,387         11,532
                                                                               ---------      ---------
     Total current assets                                                        170,658        192,685

Gaming machines on participation or lease                                         82,040         78,748
Less accumulated depreciation                                                    (50,917)       (47,234)
                                                                               ---------      ---------
                                                                                  31,123         31,514

Property, plant and equipment                                                     61,270         59,403
Less accumulated depreciation                                                    (19,233)       (17,857)
                                                                               ---------      ---------
                                                                                  42,037         41,546

Other assets                                                                      23,934         15,420
                                                                               ---------      ---------

Total assets                                                                   $ 267,752      $ 281,165
                                                                               =========      =========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)


                                                                     September 30,    June 30,
                                                                         2002          2002
                                                                     ------------    ---------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $   5,955      $   7,646
    Accrued compensation and related benefits                             3,542          4,770
    Other accrued liabilities                                             9,690          9,221
                                                                      ---------      ---------
       Total current liabilities                                         19,187         21,637

Commitments and contingencies (See note 8)

Stockholders' equity:
    Preferred stock (5,000,000 shares authorized, none issued)               --             --
    Common stock (100,000,000 shares authorized, 32,354,269 and
       32,346,519 shares issued)                                         16,177         16,173
    Additional paid-in capital                                          198,773        198,347
    Retained earnings                                                    52,905         52,245
    Accumulated other comprehensive income                                   14             67
    Unearned restricted stock (250,000 shares)                           (2,342)        (1,960)
    Treasury stock, at cost (1,412,012 shares and 372,812 shares)       (16,962)        (5,344)
                                                                      ---------      ---------
       Total stockholders' equity                                       248,565        259,528
                                                                      ---------      ---------

Total liabilities and stockholders' equity                            $ 267,752      $ 281,165
                                                                      =========      =========


See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                    Three Months Ended
                                                                       September 30,
                                                                  ----------------------
                                                                    2002          2001
                                                                  --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $    660      $  5,830
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Depreciation and amortization                                    6,719         5,976
    Deferred income taxes                                             (796)       (1,072)
    Non-cash expenses                                                  212            --
    Tax benefit from exercise of stock options                          20            16
    Increase from changes in operating assets and liabilities          303         8,665
                                                                  --------      --------
Net cash provided by operating activities                            7,118        19,415

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                           (1,867)       (2,674)
Additions to gaming machines on participation or lease              (5,149)       (3,059)
Acquisitions, net of cash acquired                                      --        (2,500)
Net change in short-term investments                                 6,660          (524)
                                                                  --------      --------
Net cash used by investing activities                                 (356)       (8,757)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on exercise of common stock options                       33            86
Purchase of treasury stock                                         (11,618)           --
                                                                  --------      --------
Net cash (used) provided by investing activities                   (11,585)           86

EFFECT OF EXCHANGE RATES ON CASH                                       (53)           34
                                                                  --------      --------

Increase (decrease) in cash and cash equivalents                    (4,876)       10,778
Cash and cash equivalents at beginning of period                    32,671        14,963
                                                                  --------      --------
Cash and cash equivalents at end of period                        $ 27,795      $ 25,741
                                                                  ========      ========

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.


2.       BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany balances, transactions and investments have been eliminated. The Company has an agreement for which no legal entity exists with International Game Technology (IGT) related to the operation of SURVIVOR(TM) gaming devices on IGT's wide area progressive system. Activities under this agreement are accounted for by WMS recording its 50% proportionate share of revenues and expenses from operating activities and all assets it owns and liabilities it incurs related to such agreements in our consolidated financial statements.

         Certain prior period balances have been reclassified to conform to the current period presentation.


3.       EARNINGS PER SHARE

         At September 30, 2002, the Company had 3,439,000 stock options outstanding. We have issued 250,000 shares of our common stock to our Chairman, Mr. Louis J. Nicastro, subject to performance and vesting conditions under a Restricted Stock Agreement. The diluted earnings per share calculation for the three months ended September 30, 2002 and 2001 is different from the basic earnings per share calculation because the diluted calculation includes potential incremental shares of common stock outstanding from the hypothetical assumed exercise of stock options under the treasury stock method. The diluted earnings per share calculation does not include the 250,000 shares subject to the Restricted Stock Agreement. For the three months ended September 30, 2002 and 2001, the diluted calculation includes 255,000 and 590,000 shares, respectively, of potentially incremental shares outstanding. For the three months ended September 30, 2002, the diluted earnings per share calculation excludes 2,388,000 shares underlying employee, director and consultant stock options because the option exercise price was greater than the average market value price of the common stock for the period, and therefore, the effect would be antidilutive.

         The following summarizes the stock options exercised during the periods indicated:

                                                     Three Months Ended
                                                        September 30,
                                                     -------------------
                                                      2002         2001
                                                      ----         ----
            Stock options exercised                   7,750       27,739
            Weighted average exercise price          $ 4.24      $  3.15

4.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS OF
         DOLLARS)

                                                  Three Months Ended
                                                     September 30,
                                                 ---------------------
                                                   2002         2001
                                                   ----         ----
               Income taxes paid                 $     7      $    783
               Income tax refunds received       $ 5,922      $  8,000


5.       COMPREHENSIVE INCOME AND LOSS

         Comprehensive income or loss consists of net income and foreign currency translation adjustments and totaled income of $0.6 million and $5.9 million for the three months ended September 30, 2002 and 2001, respectively.


6.       STOCKHOLDERS' EQUITY

         Common Stock Repurchase Program
         In January 2002, the Board of Directors authorized a $20 million common stock repurchase plan to repurchase our common stock in open market or privately negotiated transactions from time to time. In the September 2002 quarter, 1,022,500 shares were repurchased under this authorization for $11.4 million. By July 31, 2002, this repurchase program was completed. In total, the Company repurchased 1,568,000 shares, or approximately 5% of the previously outstanding shares, at an average share price of $12.75 under the $20 million authorization.

         In September 2002, the Board of Directors authorized a twelve-month plan to repurchase up to an additional $10 million of our common stock in open market or privately negotiated transactions. As of September 30, 2002, repurchases of 16,700 shares at a cost of $0.2 million had been made under this plan at an average price of $14.71 per share. By November 7, 2002, repurchases under this plan totaled 151,500 shares for $2.1 million at an average price of $13.81 per share.


7.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. We adopted SFAS No. 143 effective July 1, 2002 and such adoption did not have a material effect on the balance sheet, income statement or cash flows of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement requires that the same accounting model be used to recognize an impairment loss for long-lived assets, whether they are to be held and used, disposed of by sale, or disposed of other than by sale. This would apply to both previously held and used or newly acquired assets. It also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 effective July 1, 2002 and such adoption did not have a material effect on the balance sheet, income statement or cash flows of the Company.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. It nullifies Emerging Issues Task Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We early adopted SFAS No. 146 effective July 1, 2002 and such adoption did not have a material effect on the balance sheet, income statement or cash flows of the Company.


8.       COMMITMENTS AND CONTINGENCIES

         WMS routinely enters into license agreements with others for use of intellectual properties in its products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guarantees as well as additional contingent payments based on future events. In the September 2002 quarter, WMS entered into new licensing agreements which significantly increased its total potential royalty commitments. The total potential commitments at September 30, 2002 increased to $49.8 million from $29.6 million at June 30, 2002. The total potential future payments at September 30, 2002 increased to $31.3 million from $17.2 million at June 30, 2002. At September 30, 2002, WMS had total potential royalty commitments, advances and payments made, and potential, future royalty payments as follows:

                                                  At September 30, 2002
                                                  ---------------------
                                            Guaranteed  Contingent      Total
                                             Minimums    Payments     Potential
                                             --------    --------     ---------
                                                       (in thousands)

          Total royalty commitments          $ 23,827     $ 25,927     $ 49,754
          Advances and payments made           16,026        2,438       18,464
                                             --------     --------     --------
          Potential future royalty payments  $  7,801     $ 23,489     $ 31,290
                                             ========     ========     ========

         Of the $18.5 million total advances and payments through September 30, 2002, $2.0 million has been charged to expense and the remaining $16.5 million is included in the September 30, 2002 balance sheet; $5.5 million in other current assets and $11.0 million in other assets.

         As of September 30, 2002, WMS estimates that potential future royalty payments in each fiscal year will be as follows:


                                Guaranteed      Contingent      Total Potential
         Year Ended June 30,     Minimums        Payments           Payments
         -------------------    ----------      ----------      ---------------
                                              (in thousands)

                2003              $2,495          $ 3,790           $ 6,285
                2004               2,615            6,856             9,471
                2005               1,391            9,768            11,159
                2006                 800            1,575             2,375
                2007                 500            1,000             1,500
                Thereafter            --              500               500
                                  ------          -------           -------
                Total             $7,801          $23,489           $31,290
                                  ======          =======           =======

         The Company announced a three-part technology improvement plan in January 2002 to stabilize the operating system software that runs its gaming devices. As part of this technology improvement plan, the Company has pursued alternative strategies for each phase of the plan, including licensing technology from third parties. At September 30, 2002, the Company had guaranteed minimum payments related to such technology alternatives aggregating $6.2 million, all of which had been paid as advances. An additional $10.1 million of contingent payments may become payable based on future events. These amounts are included in the table above. If the Company determines that it will not realize the value of a particular licensed technology alternative, it will record an immediate charge against earnings at the time of such determination of up to $16.3 million if all of the contingent payments became due and all of the technology alternatives were to have no further value to the Company.

         We have an agreement with IGT for the operation of SURVIVOR gaming devices on its wide-area progressive system. Under this agreement we record in our consolidated financial statements our 50% proportionate share of revenues and costs from operating activities and all of the assets we own and liabilities we incur in connection with the operating activities under this agreement. In connection with this agreement, we may have a contingent liability of approximately $1.1 million, which is not deemed probable at this time.


9.       LITIGATION

         See Item 1 of Part II for the status of Shuffle Master, Inc.
         litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q, the terms "we", "us", "our", "Company", and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $0.50 par value per share. When we refer to "participation games" we mean arrangements by which we lease our gaming machines to casinos or other gaming machine operators for lease payments either based upon a percentage of the net win of the gaming machines or based upon fixed daily fees.

This report contains forward-looking statements concerning our future business conditions and outlook based on currently available information that involves risks and uncertainties. These statements reflect information as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of these risks and uncertainties, including, without limitation, the expansion of legalized gaming into new markets; the development, introduction and success of new games and new technologies; the ability to maintain the scheduling of these introductions; the occurrence of software anomalies that affect the Company's games; the ability of the Company to implement its technology improvement plan; and the ability of the Company to qualify for and maintain gaming licenses and approvals and other risks more fully described under "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2002. WMS makes no commitment to update any forward-looking statements, except as required by law, or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.


SIGNIFICANT EVENTS AND TRENDS

Technology Improvement Plan

In January 2002, we began to execute a three-part technology improvement plan to address the near-, mid- and long-term needs for the operating system software that runs our gaming devices.

In the near term, we began rewriting critical operating code segments, securing third-party critiques of our design process, and performing software code audits and other software tests. We set out to improve the stability of our operating system by introducing two upgrades, version 2.57 and version 2.59.

Version 2.57 was first approved by Mississippi regulators in June 2002 and by Nevada regulators in August 2002. We completed the upgrade of WMS hopper gaming devices in casinos to version 2.57 in Mississippi by June 30, 2002, and are currently upgrading our current WMS hopper gaming devices in Nevada, which we expect to complete by December 31, 2002. Regulatory approval of the version 2.57 upgrade also resulted in our obtaining our first new game approvals in these two jurisdictions in over 9 months. Only Mississippi, Nevada, Ontario, Canada and Puerto Rico regulators have notified us that they require an upgrade of the operating system in existing WMS gaming devices in their jurisdictions. Other regulators could require upgrades in the future. All new hopper game approvals will be on version 2.57 of the operating system software until the next version of the operating system software is approved.

Version 2.59 has been submitted to the Nevada regulatory testing laboratory in order to upgrade our printer games, and is expected to be approved in Winter 2003. This upgrade contains modest enhancements and modest robustness improvements and some new functionality for our games.

Our plan for the mid term is to introduce a new operating system and circuit board, called CPU-NXT(TM), for our newly developed cabinet design, called Bluebird(TM). CPU-NXT is currently in internal testing prior to submission to the gaming regulators. We expect to submit the CPU-NXT operating system and circuit board to gaming regulators for lab testing in the March 2003 quarter, and expect field trials to begin in the June 2003 quarter. Our goal is to begin to receive the first regulatory approvals for CPU-NXT in the September 2003 quarter, which will allow us to begin selling games designed on this system. Once approved the CPU-NXT circuit board and operating system will be retrofittable into over 50,000 WMS gaming devices already in casinos.

While we have begun to receive approvals for new games in Mississippi and in Nevada that utilize version 2.57 operating system, we anticipate that our revenues from sales of new gaming devices in fiscal 2003 will improve only modestly over the 6,916 units we sold in fiscal 2002. We believe that customers will wait to purchase our gaming devices until the CPU-NXT operating system and circuit board and Bluebird cabinet are available, as that operating system is expected to be an improvement over our existing operating system, and it will have additional features and functionality desired by our customers that the version 2.57 and 2.59 operating system upgrades lack. We do expect that revenues from game conversions will be stronger in fiscal 2003 as customers will refresh existing WMS gaming devices with new games on the version 2.57 and 2.59 operating systems. With a greater number of game approvals expected in the second half of fiscal 2003 we expect to be able to refresh our participation games with greater frequency which should improve our average net win per day.

As part of our technology improvement plan, the Company has pursued alternative strategies for each phase of the plan, including licensing technology from third parties. At September 30, 2002, the Company had guaranteed minimum payments related to such technology alternatives aggregating $6.2 million, all of which had been paid as advances. An additional $10.1 million of contingent payments may become payable based on future events. If the Company determines that it will not realize the value of a particular licensed technology alternative, it will record an immediate charge against earnings at the time of such determination of up to $16.3 million if all of the contingent payments become due and all of the technology alternatives were to have no further value to the Company.

For the long-term plan, we contracted with an independent specialist to develop the design specification for our next generation operating system. We received the completed design specification and were able to have several of the components of this specification included in the CPU-NXT operating system. We currently intend to use CPU-NXT as the foundation for our long-term solution.

Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of common stock held in treasury to Mr. Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director. This grant was issued in consideration for his agreeing to serve as Chairman of the Executive Committee of the Board of Directors, which was established to provide enhanced oversight of the timely completion of our technology improvement plan. The restricted stock vests on June 30, 2003, subject to the Board of Directors' satisfaction of the fulfillment of specified performance conditions relating to the Company's technology improvement plan. The tax effected market value of the restricted stock grant at the date of the grant is recorded as unearned restricted stock as a separate component of stockholders' equity and adjusted to current market value as of the balance sheet date. Under terms of the grant the shares also vest upon death, disability, involuntary termination or change in control. When it becomes probable that the fulfillment of the specified performance vesting conditions will be met, the market value of the restricted stock at that time will be recorded as compensation expense.


Other Recent Matters

In September 2002, we entered into an agreement with Stargames Corporation Pty. Ltd., an Australian company, to be the exclusive distributor for their RAPID ROULETTE(TM) table gaming product in North America. This product combines a traditional roulette wheel and a live dealer with electronic betting stations to create a game that has the dual characteristics of a table game and a slot machine. RAPID ROULETTE has been approved by Nevada regulators, and is offered as a participation game and we are seeking approval in other jurisdictions.

We entered into new agreements with Sierra Design Group ("SDG") and Multimedia Games, Inc. (Nasdaq:MGAM) in the September 2002 quarter. We granted SDG non-exclusive rights to the MONOPOLY(TM) branded series of games developed by WMS for Washington State and our proprietary base games for Washington State and New York State. We also granted non-exclusive rights to Multimedia Games for the HOLLYWOOD SQUARES(TM) series of games for Washington State and non-exclusive rights to our proprietary base games for Washington State and Class II gaming venues. In addition, Multimedia Games has ordered 1,000 gaming cabinets from us, which we expect to begin manufacturing in the December 2002 quarter.

In the Summer of 2002, we introduced a new product which we call 3RV(TM), short for three reel video, that has the look and feel of a mechanical reel spinning product but is actually a video based product.

We also entered into new licensing agreements to expand our Classic TV Game Show Series(TM) of participation games, adding SHOP `TIL YOU DROP(TM) and SUPERMARKET SWEEP(TM) which brings to six the total number of games for this new series which we expect to begin to launch in fiscal 2004.

CRITICAL ACCOUNTING POLICIES

During the quarter ended September 30, 2002, we have made no changes in our critical accounting policies or in the application of those policies, as reported in our form 10-K for the year ended June 30, 2002.


RECENTLY ISSUED ACCOUNTING STANDARDS

We have recently adopted SFAS No. 143, SFAS No. 144 and SFAS No. 146 as discussed in Note 7 to our financial statements above. Such adoption did not have a material effect on the balance sheet, income statement or cash flows of the Company.


LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and short-term investments of $92.6 million at September 30, 2002, exclusive of $1.4 million of restricted cash, along with our available $50.0 million bank revolving line of credit that extends to May 21, 2003, and to a lesser extent, cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in participation games, and the levels of inventories and receivables required in the operation of our business. For the next twelve months we do not expect to be dependent on cash flow from operations due to the amount of cash and short-term investments we have and full access to our bank revolving line of credit. We have no outstanding debt.

Our short-term investments primarily consist of Auction Market Preferred Stocks stated at cost, which approximates market value. These investments generally have no fixed maturity date but most have dividend reset dates every 49 days or more. These investments can be liquidated under an auction process on the dividend reset dates subject to a sufficient number of bids being submitted. Our policy is to invest cash with issuers that have a high credit rating and to limit the amount of credit exposure to any one issuer.

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of regional office facilities and some equipment and for minimum guaranteed royalty payments, which we discussed in footnote 11 to the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2002. The total potential royalty commitments, including payments contingent upon future events, increased from $29.6 million at June 30, 2002 to $49.8 million at September 30, 2002. Please refer to Note 8 to our financial statements above. We do not have any special-purpose entities for investment or the conduct of our operations. We do have an agreement with IGT related to the operation of SURVIVOR gaming devices on its wide area progressive system, under which we record in our consolidated financial statements our 50% proportionate share of revenues and costs from operating activities under that agreement, and the full value of assets we own and liabilities we incur in connection with the operating activities. Under this agreement, we have a contingent liability of approximately $1.1 million, which is not deemed probable at this time. We have not entered into any derivative financial instruments, although we have a restricted stock grant and stock options granted to employees, members of our Board of Directors and consultants. We do not currently have any significant firm purchase commitments for raw material inventory.

Cash provided by operating activities before changes in operating assets and liabilities was $6.8 million for the first three months of fiscal 2003, as compared to cash provided of $10.8 million for the first three months of fiscal 2002. The current period decrease relative to the comparable prior year period was due to lower net income, partially offset by greater depreciation expense in the current quarter. We anticipate this reduced level of cash from operations to continue over the next twelve months due to anticipated lower revenues from decreased game sales and higher research and development expenses to implement our technology improvement plan, partially offset by our cost reduction efforts.

The changes in operating assets and liabilities resulted in $0.3 million of cash inflow for the three months ended September 30, 2002, compared with a cash inflow of $8.7 million during the comparable prior year period. The cash inflow for the three months ended September 30, 2002 was primarily due to a $7.0 million decrease in income taxes receivable and a $2.1 million decrease in accounts and notes receivable, partially offset by a $4.9 million increase in short and long-term royalty advances and a $2.5 million reduction in current liabilities from the comparable balances at June 30, 2002. The decrease in income taxes, accounts and notes receivable reflects lower reduced sales levels and increased collections during the period. The increase in royalty advances was due to new technology and brand license agreements entered into during the September 30, 2002 quarter. The reduction of current liabilities is due to a lower level of business. The cash inflow for the three months ended September 30, 2001 was primarily due to a $10.9 million decrease in receivables and an $8.0 million income tax refund partially offset by an $8.6 million increase in inventories and a decrease in current liabilities from the comparable balances at June 30, 2001. We have not experienced significant bad debt expense in any of the periods presented.

Cash used by investing activities was $0.4 million for the three months ended September 30, 2002, compared with $8.8 million for the comparable prior year period. Cash used for the purchase of property, plant and equipment for the three months ended September 30, 2002 was $1.9 million compared with $2.7 million for the comparable prior-year period. This decrease is due to lower renovation costs in the September 2002 quarter related to converting our Chicago facility into a technology campus. Cash used for additions to participation games was $5.1 million and $3.1 million for the three months ended September 30, 2002 and 2001, respectively. The increase in the three months ended September 30, 2002 was due to our PAC-MAN(TM) themed games, which were introduced in May 2002. Cash of $6.7 million was provided by the redemption of short-term investments for the three months ended September 30, 2002, compared to $0.5 million used for the purchase of such investments in the comparable prior year period. We used $2.5 million of cash in the three months ended September 30, 2001 for the acquisition of Bigfoot Software Research and Development, LLC, which is now engaged in the design and development of a proprietary wide-area progressive system for us.

In the September 2002 quarter, we completed our twelve-month, $20 million common stock share repurchase program authorized by our Board of Directors in January 2002. In September 2002, our Board of Directors authorized an additional twelve-month, $10 million common stock share repurchase program. This program could further reduce our cash balance and number of outstanding common shares through September 2003. Both programs allow us to purchase our common stock from time to time in open market or privately negotiated transactions. The timing and actual number of shares to be purchased will depend on market conditions. During the quarter ended September 30, 2002, we repurchased 1,022,500 shares for an aggregate price of $11.4 million in completing the $20 million program, and repurchased 16,700 shares for an aggregate price of $0.2 million under the $10 million program. By November 7, 2002, we had purchased an additional 134,800 shares for $1.9 million. Since January 2002, we have repurchased 1,719,500 shares of our common stock, or 5.3% of our previously outstanding shares for $22.1 million at an average price of $12.85 per share.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH
THREE MONTHS ENDED SEPTEMBER 30, 2001

Consolidated revenues decreased 8.4% to $42.4 million in the quarter ended September 30, 2002 from $46.3 million in the quarter ended September 30, 2001. Total revenues decreased $3.9 million: $4.7 million from decreased product sales slightly offset by a $0.8 million increase in participation and lease revenues. We shipped 1,292 video and reel-type gaming devices in the current quarter, included in product sales of $16.1 million versus 2,050 gaming devices and $20.9 million of product sales in the comparable prior year quarter. Gaming device sales were lower due to a lack of regulatory approvals for new games titles and our inability to sell into certain jurisdictions until the next upgrade of our current operating software is approved. The average sales price increased 3.0% from $8,297 in the prior year's quarter to $8,545 in the current year's quarter.

Participation and lease revenues increased from $25.4 million in the September 2001 quarter to $26.2 million in the September 2002 quarter. We had a total of 6,039 units installed at September 30, 2002, compared to 5,940 units installed at September 30, 2001. The installed base increased due to placements of HOLLYWOOD SQUARES(TM), PAC-MAN(TM), and SURVIVOR themed games, partially offset by a decrease in the MONOPOLY(TM) and Puzzle Pays(TM) series of games. Average net win per day for participation games increased from $40.18 in the September 2001 quarter to $40.42 in the September 2002 quarter. The participation backlog was approximately 350 units as of November 7, 2002.

Consolidated gross profit in the quarter ended September 30, 2002 declined 15.4% to $26.4 million from $31.2 million in the quarter ended September 30, 2001. The gross margin percentage decreased from 67.4% in the quarter ended September 30, 2001 to 62.3% in the quarter ended September 30, 2002. The decrease in the overall gross margin percentage resulted from lower gross margin percentages from both product sales and participation and lease revenue, partially offset by a shift in the revenue mix from lower margin product sales to higher margin participation and lease revenues. Participation and lease revenues were 61.9% of total revenues in the September 2002 quarter, compared to 55.0% in the September 2001 quarter due to the decline of product sales revenue in the current year quarter. The gross profit margin percentage on gaming product sales was 33.0% in the September 2002 quarter, compared to 44.1% in the September 2001 quarter, due to lower production volume and lower margin products representing a higher percentage of product sales revenues. The gross profit margin percentage on participation and lease revenues decreased from 86.6% in the September 2001 quarter to 80.3% in the September 2002 quarter primarily due to the impact of the SURVIVOR themed wide-area progressive games having a lower gross margin than our traditional participation games, as well as higher royalty rates on new games, and higher conversion and parts costs in the September 2002 quarter.

Research and development expenses increased $2.9 million, or 60.5%, in the current quarter to $7.8 million from $4.9 million in the September 2001 quarter. This increase was primarily due to higher internal and external costs incurred to support our technology improvement plan, the development of more games and development of new product lines such as poker games, a proprietary wide area progressive system and new mechanical reel spinning gaming devices. We expect further increases in research and development expenses as we continue to increase our development staff to become a full service gaming machine provider to our customers.

Selling and administrative expenses decreased 8.8% from $12.4 million in the prior year's quarter to $11.3 million in the current year's quarter. The current quarter reflects the headcount reductions and other cost containment measures implemented earlier this calendar year to manage controllable expenses given the reduced revenues we experienced.

Depreciation and amortization, which includes depreciation of participation games, increased during the current year's quarter to $6.7 million from $6.0 million in the prior year's quarter due to the increase in participation games and increased plant, property and equipment.

Operating income was $0.6 million in the current year's quarter, compared to operating income of $8.0 million in the prior year's quarter. The financial results of the current year's quarter reflect lower gross profits, higher research and development costs related to new products and technology platforms, as well as higher depreciation related to growth in the installed base of participation games.

The provision for income taxes on operations, which includes both current and deferred taxes, is based on our estimated effective tax rate of 37%, which is consistent with the September 2001 quarter.

Net income was $0.7 million or $0.02 per diluted share for the current year's quarter compared to net income of $5.8 million, or $0.18 per diluted share, for the prior year's quarter.

MONOPOLY(TM) is a trademark of Hasbro, Inc (C) 2002 Hasbro, Inc. All rights reserved. Used with permission.

HOLLYWOOD SQUARES(TM) is a registered trademark of King World Productions, Inc.

PAC-MAN(TM)and(C)1980 Namco Limited.  All rights reserved.

SURVIVOR(TM) is a trademark of Survivor Productions LLC.

RAPID ROULETTE(TM) is a trademark of Stargames Corporation Limited and Crown Limited.

SHOP `TIL YOU DROP(TM) and all related logos are the trademarks and service marks of Stone Stanley Entertainment. All rights reserved.

SUPERMARKET SWEEP(TM) is a trademark of Al Howard Products, Inc.

Puzzle Pays(TM), CPU-NXT(TM), 3RV(TM), Classic TV Game Show Series(TM)and Bluebird(TM)are trademarks of WMS Gaming Inc.(C)2002 WMS Gaming Inc. All rights reserved.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.


ITEM 4. CONTROLS AND PROCEDURES

As of a date within 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the material information required to be disclosed in our filings under the Securities Exchange Act of 1934, is recorded, processed, summarized and communicated to them as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation performed by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 13, 2002, we filed a lawsuit against Shuffle Master, Inc. in the United States District Court for the District of Nevada in Las Vegas. The suit alleges that Shuffle Master's promotion, sale and installation of kits to convert our gaming machines into what appear to be Shuffle Master gaming machines violates our trademark rights and constitutes intentional tortuous interference with our contracts with our customers. On the same day, Shuffle Master, Inc. filed suit against us in the United States District Court for the District of Minnesota seeking a declaratory judgment that it has not violated any laws in manufacturing and selling its upgrade kits for our Model 550 gaming machines. We believe the outcome of these lawsuits will not have a material impact on our financial position or results of operations.


ITEM 5. OTHER EVENTS AND REGULATION FD DISCLOSURE

On November 8, 2002, Phyllis G. Redstone entered into a Voting Proxy Agreement with WMS Industries Inc., Louis J. Nicastro and Neil D. Nicastro. Pursuant to the Voting Proxy Agreement, Louis J. Nicastro has been appointed as proxy holder (or, in the event Louis J. Nicastro is unable to perform the duties and exercise the rights of proxy holder, Neil D. Nicastro, has been appointed as proxy holder) to vote the common stock of WMS beneficially owned by Ms. Redstone (3,085,700 shares or 10.0% of the outstanding common stock of WMS) in order to facilitate compliance by WMS with applicable gaming regulations. Ms. Redstone acquired her shares of our common stock from her former husband, Sumner M. Redstone, on July 30, 2002, pursuant to a settlement of divorce, as WMS previously reported. Mr. Redstone and his affiliate National Amusements, Inc. had entered into a similar voting proxy agreement in 1995 appointing Louis J. Nicastro (or, in the event Louis J. Nicastro is unable to perform the duties and exercise the rights of proxy holder, then Neil D. Nicastro) as proxy holder governing their WMS common stock.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(a) Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the year ended June 30, 1994.

3(b) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3(c) Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to Exhibit A to the Form of Rights Agreement filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 ("the Form 8-A").

3(d) By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended June 30, 1996.

99.1     Certification of the Chief Executive  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WMS INDUSTRIES INC.

Dated:  November 12, 2002              By: /s/ Scott D. Schweinfurth
                                           -------------------------
                                       Scott D. Schweinfurth
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                 CERTIFICATIONS

     I, Brian R. Gamache, Chief Executive Officer of WMS Industries Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WMS Industries
Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002
                                       /s/ Brian R. Gamache
                                       --------------------
                                       Brian R. Gamache
                                       Chief Executive Officer

     I, Scott D. Schweinfurth, Chief Financial Officer of WMS Industries Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of WMS Industries
Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002
                                       /s/ Scott D. Schweinfurth
                                       -------------------------
                                       Scott D. Schweinfurth
                                       Chief Financial Officer

EXHIBIT  INDEX

3(a) Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the year ended June 30, 1994.

3(b) Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3(c) Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to Exhibit A to the Form of Rights Agreement filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 ("the Form 8-A").

3(d) By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended June 30, 1996.

99.1     Certification of the Chief Executive  Officer  pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.