Form 10-Q
period 2002-12-31
WMS INDUSTRIES INC /DE/
filed 2003-02-12
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the t 0 0 Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO | |

Indicate by check mark whether the registrant is an accelerated filer ( as defined by Rule 12b-2 of the Exchange Act).

                                 YES |X| NO | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,835,253 shares of common stock, $.50 par value, were outstanding at February 7, 2003, excluding 1,523,062 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX

                                                                                     Page
                                                                                    Number
PART I. FINANCIAL INFORMATION:

    ITEM 1.      Financial Statements:

                 Condensed Consolidated Statements of Operations -
                 Three and six months ended December 31, 2002 and 2001............       2

                 Condensed Consolidated Balance Sheets -
                 December 31, 2002 and June 30, 2002..............................       3

                 Condensed Consolidated Statements of Cash Flows -
                 Six months ended December 31, 2002 and 2001......................       5

                 Notes to Condensed Consolidated Financial Statements.............       6

      ITEM 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations........................................      11

      ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.......      18

      ITEM 4.    Controls and Procedures..........................................      18

PART II. OTHER INFORMATION:

    ITEM 1.      Legal Proceedings................................................      18

    ITEM 4.      Submission of Matters to a Vote of Security Holders..............      19

    ITEM 6.      Exhibits and Reports on Form 8-K.................................      19

SIGNATURES       .................................................................      21

CERTIFICATIONS   .................................................................      22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               WMS INDUSTRIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended    Six Months Ended
                                                     December 31,          December 31,
                                                 -------------------   -------------------
                                                   2002       2001       2002       2001
                                                 --------    -------   --------    -------
Revenues:
      Product sales                              $ 20,676    $25,483   $ 36,825    $46,341
      Participation and lease revenues             22,966     23,604     49,211     49,052
                                                 --------    -------   --------    -------
          Total revenues                           43,642     49,087     86,036     95,393
                                                 --------    -------   --------    -------

Costs and expenses:
      Cost of product sales                        11,499     14,896     22,313     26,563
      Cost of participation and lease revenues      4,444      3,613      9,609      7,030
      Research and development                     11,601      6,358     19,390     11,211
      Selling and administrative                   12,181     13,567     23,527     26,010
      Depreciation and amortization                 7,326      6,078     14,045     12,054
                                                 --------    -------   --------    -------
Total costs and expenses                           47,051     44,512     88,884     82,868
                                                 --------    -------   --------    -------

Operating income (loss)                            (3,409)     4,575     (2,848)    12,525
Interest and other income and expense, net            498        639        973      1,934
                                                 --------    -------   --------    -------
Income (loss) before income taxes                  (2,911)     5,214     (1,875)    14,459

Income tax provision (benefit)                     (1,074)     1,929       (698)     5,343
                                                 --------    -------   --------    -------

Net income  (loss)                               $ (1,837)   $ 3,285   $ (1,177)   $ 9,116
                                                 ========    =======   ========    =======

Earnings (loss) per share of common stock:
      Basic                                      $  (0.06)   $  0.10   $  (0.04)   $  0.28
                                                 ========    =======   ========    =======

      Diluted                                    $  (0.06)   $  0.10   $  (0.04)   $  0.28
                                                 ========    =======   ========    =======

Shares used in per share calculations:
      Basic                                        30,585     32,189     30,743     32,185
                                                 ========    =======   ========    =======

      Diluted                                      30,585     32,684     30,743     32,728
                                                 ========    =======   ========    =======

      See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                                         December 31,    June 30,
                                                                             2002         2002
                                                                          ---------    ---------
                                                                         (Unaudited)
ASSETS

Current assets:
      Cash and cash equivalents, including $1,460 and $1,250              $  20,691    $  32,671
          of restricted  amounts for progressive jackpots, respectively
      Short-term investments                                                 64,391       72,909
                                                                          ---------    ---------
                                                                             85,082      105,580
      Receivables, net of allowances of $ 2,652 and $ 2,642,                 25,459       24,820
          respectively
      Notes receivable, current portion                                      10,593       11,589
      Income tax receivable                                                   2,256        9,491
      Inventories, at lower of cost (FIFO) or market:
          Raw materials and work in progress                                 13,262       15,448
          Finished goods                                                     14,735       14,225
                                                                          ---------    ---------
                                                                             27,997       29,673
      Other current assets                                                   11,454       11,532
                                                                          ---------    ---------
          Total current assets                                              162,841      192,685

Participation or leased gaming machines                                      85,310       78,748
Less accumulated depreciation                                               (53,394)     (47,234)
                                                                          ---------    ---------
                                                                             31,916       31,514

Property, plant and equipment                                                65,089       59,403
Less accumulated depreciation                                               (20,620)     (17,857)
                                                                          ---------    ---------
                                                                             44,469       41,546

Other assets                                                                 26,489       15,420
                                                                          ---------    ---------

Total assets                                                              $ 265,715    $ 281,165
                                                                          =========    =========

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                                     December 31,  June 30,
                                                                         2002        2002
                                                                      ---------    ---------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                $   7,217    $   7,646
      Accrued compensation and related benefits                           2,938        4,770
      Other accrued liabilities                                           9,575        9,221
                                                                      ---------    ---------
            Total current liabilities                                    19,730       21,637

Commitments and contingencies (See note 8)

Stockholders' equity:
      Preferred stock (5,000,000 shares authorized, none issued)             --           --
      Common stock (100,000,000 shares authorized, 32,358,315 and
            32,346,519 shares issued, respectively)                      16,179       16,173
      Additional paid-in capital                                        198,834      198,347
      Retained earnings                                                  51,067       52,245
      Accumulated other comprehensive income                                821           67
      Unearned restriced stock (250,000 shares)                          (2,397)      (1,960)
      Treasury stock, at cost (1,523,062 shares and 372,812 shares)     (18,519)      (5,344)
                                                                      ---------    ---------
            Total stockholders' equity                                  245,985      259,528
                                                                      ---------    ---------

Total liabilities and stockholders' equity                            $ 265,715    $ 281,165
                                                                      =========    =========

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                  December 31,
                                                                             --------------------
                                                                               2002        2001
                                                                             --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $ (1,177)   $  9,116
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                            14,045      12,054
      Receivables provision                                                        10          --
      Deferred income taxes                                                    (1,971)     (1,328)
      Tax benefit from exercise of stock options                                  120         245
      Non-cash expenses                                                           992          --
      Non-cash write off of licensed technology                                 2,750          --
      Increase (decrease) from changes in operating assets and liabilities     (4,390)      2,685
                                                                             --------    --------
Net cash provided by operating activities                                      10,379      22,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                      (5,686)     (7,028)
Additions to participation or leased gaming machines                          (12,676)     (6,862)
Acquisition, net of cash acquired                                                  --      (2,500)
Net change in short-term investments                                            8,518      (1,004)
                                                                             --------    --------
Net cash used by investing activities                                          (9,844)    (17,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received on exercise of common stock options                                 195         127
Purchase of treasury stock                                                    (13,464)         --
                                                                             --------    --------
Net cash (used) provided by investing activities                              (13,269)        127

EFFECT OF EXCHANGE RATES ON CASH                                                  754          12
                                                                             --------    --------

Increase (decrease) in cash and cash equivalents                              (11,980)      5,517
Cash and cash equivalents at beginning of period                               32,671      14,963
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $ 20,691    $ 20,480
                                                                             ========    ========

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    FINANCIAL STATEMENTS

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany balances, transactions and investments have been eliminated. The Company has an agreement with International Game Technology (IGT) related to the operation of SURVIVOR(TM) branded gaming devices on IGT's wide area progressive system for which no legal entity exists. Activities under this agreement are accounted for by WMS recording its 50% proportionate share of revenues and expenses from operating activities and all assets it owns and liabilities it incurs related to such agreements in our consolidated financial statements.

      Certain prior period balances have been reclassified to conform to the current period presentation.

      The Company has elected to continue to follow APB Opinion No. 25 to account for stock options granted to employees and directors, as allowed by SFAS No. 123, "Accounting for Stock Based Compensation". Under APB No. 25, the Company does not recognize compensation expense because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

      The following table presents a comparison of the reported net income, earnings per share and compensation cost of options granted to employees to the pro forma amounts that would have been reported if stock option compensation expense had been determined using the fair value method allowed by SFAS No. 123:

                                                               Three Months Ended         Six Months Ended
                                                                   December 31,             December 31,
                                                              ----------------------   ----------------------
                                                                 2002         2001        2002         2001
                                                              ---------    ---------   ---------    ---------
                                                                   (in thousands, except per share amounts)
As Reported:
  Net income (loss)                                           $  (1,837)   $   3,285   $  (1,177)   $   9,116
  Earnings (loss) per share:
    Basic                                                     $   (0.06)   $    0.10   $   (0.04)   $    0.28
    Diluted                                                   $   (0.06)   $    0.10   $   (0.04)   $    0.28

Stock based employee compensation cost, net of related tax
effects, included in the determination of net income (loss)   $      --    $      --   $      --    $      --

                                                               Three Months Ended         Six Months Ended
                                                                   December 31,             December 31,
                                                              ----------------------   ----------------------
                                                                 2002         2001        2002         2001
                                                              ---------    ---------   ---------    ---------
                                                                   (in thousands, except per share amounts)
Pro forma amounts if the fair value method had been applied
to all stock compensations awards:
Pro forma net income (loss)                                   $  (3,481)   $   1,637   $  (4,466)   $   5,820
Pro forma earnings (loss) per share:
       Basic                                                  $   (0.11)   $    0.05   $   (0.15)   $    0.18
       Diluted                                                $   (0.11)   $    0.05   $   (0.15)   $    0.18
Stock based employee compensation cost, net of related tax
effects, that would have been included in the determination
of net income (loss)                                          $   1,644    $   1,648   $   3,289    $   3,296

The following assumptions were used to value the options in the periods indicated:

                                                               Three Months Ended         Six Months Ended
                                                                   December 31,             December 31,
                                                              ----------------------   ----------------------
                                                                 2002         2001        2002         2001
                                                              ---------    ---------   ---------    ---------
      Risk-free interest rate                                    4.0%         5.0%        4.0%          5.0%
      Expected life                                             6 years      6 years     6 years       6 years
      Expected volatility                                         .44         .60         .44           .60
      Expected dividend yield                                      0           0           0             0

3.    EARNINGS PER SHARE

      At December 31, 2002, the Company had 3,405,000 stock options outstanding. We have issued 250,000 shares of our common stock to our Chairman, Mr. Louis J. Nicastro, subject to performance and vesting conditions under a Restricted Stock Agreement. The diluted earnings per share calculation does not include the 250,000 shares subject to the Restricted Stock Agreement. The diluted earnings per share calculation for the three months and six months ended December 31, 2001 is different from the basic earnings per share calculation because the diluted calculation includes potential incremental shares of common stock outstanding from the hypothetical assumed exercise of employee stock options under the treasury stock method. For the three months and six months ended December 31, 2001, the diluted calculation includes 495,000 and 543,000 shares, respectively, of potentially incremental shares outstanding. Had the Company recognized net income for the three months and six months ended December 31, 2002, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 326,000 and 269,000 shares, respectively. For the three months and six months ended December 31, 2002, the diluted earnings per share calculation excludes 1,718,000 and 1,733,000 shares underlying stock options, respectively, because the option exercise price was greater than the average market price of the common stock for the period, and therefore, the effect would be antidilutive.

      The following summarizes the stock options exercised during the periods indicated:

                                                               Three Months Ended         Six Months Ended
                                                                   December 31,             December 31,
                                                              ----------------------   ----------------------
                                                                2002         2001        2002         2001
                                                              ---------    ---------   ---------    ---------
            Stock options exercised                            27,796        4,500       35,546       32,239
            Weighted average
            exercise price                                    $  5.83      $  5.88      $  5.48      $  3.93

4.    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (IN THOUSANDS OF DOLLARS)

                                          Six Months Ended
                                            December 31,
                                            2002      2001
                                          -------   -------
            Income taxes paid             $   299   $11,131
            Income tax refunds received   $ 6,086   $ 8,000

5.    COMPREHENSIVE INCOME AND LOSS

      Comprehensive income consists of net income or loss and foreign currency translation adjustments and totaled a loss of $1.0 million and income of $3.3 million for the three months ended December 31, 2002 and 2001, respectively, and totaled a loss of $0.4 million and income of $9.1 million for the six months ended December 31, 2002 and 2001, respectively.

6.    STOCKHOLDERS' EQUITY

      Common Stock Repurchase Program

      In January 2002, the Board of Directors authorized a $20 million common stock repurchase plan to repurchase our common stock in open market or privately negotiated transactions from time to time. By August 2, 2002, this repurchase program was completed. In total, the Company repurchased 1,568,000 shares, or approximately 5% of the previously outstanding shares, at an average share price of $12.75 under the $20 million authorization.

      In September 2002, the Board of Directors authorized a twelve-month plan to repurchase up to an additional $10 million of our common stock in open market or privately negotiated transactions. As of December 31, 2002, repurchases of 151,500 shares at a cost of $2.1 million had been made under this plan at an average price of $13.81 per share, including 134,800 shares purchased in the current quarter for a cost of $1.9 million. At December 31, 2002, $7.9 million remains available under the additional $10 million repurchase plan.

7.    RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. We adopted SFAS No. 143 effective July 1, 2002 and such adoption did not have a material effect on the balance sheet, statement of operations or cash flows of the Company.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement requires that the same accounting model be used to recognize an impairment loss for long-lived assets, whether they are to be held and used, disposed of by sale, or disposed of other than by sale. This would apply to both previously held and used or newly acquired assets. It also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 effective July 1, 2002 and such adoption did not have a material effect on the balance sheet, statement of operations or cash flows of the Company.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. It nullifies Emerging Issues Task

      Force Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We early adopted SFAS No. 146 effective July 1, 2002 and such adoption did not have a material effect on the balance sheet, statement of operations or cash flows of the Company.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation, but does not require companies to use the fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 to require disclosures in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provisions of this statement are effective for fiscal years ending after December 15, 2002 and for interim reporting periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 in the quarter ending December 31, 2002 and such adoption did not have a material effect on the balance sheet, statement of operations or cash flows of the Company.

      In November 2002, the FASB issued FASI No. 45, "Guarantor's Account and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires certain guarantees to be initially recognized and recorded at fair value, and also increases disclosure requirements related to guarantees. The initial recognition provisions are applicable to guarantees issued or modified after December 31, 2002. We have adopted FASI No. 45 in the quarter ending December 31, 2002, and such adoption did not have a material impact on the balance sheet, statement of operations or cash flows of the Company.

8.    COMMITMENTS AND CONTINGENCIES

      WMS routinely enters into license agreements with others for use of intellectual properties in its products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guarantees as well as additional contingent payments based on future events. In the September and December 2002 quarters, WMS entered into new licensing agreements, which significantly increased its total potential royalty commitments. The total potential commitments at December 31, 2002 increased to $50.2 million from $29.6 million at June 30, 2002. The total potential future payments at December 31, 2002 increased to $28.4 million from $17.2 million at June 30, 2002. At December 31, 2002, WMS had total potential royalty commitments, advances and payments made, and potential future payments as follows:

                                                                        At December 31, 2002
                                                                        --------------------
                                                    Guaranteed          Contingent          Total Potential
                                                    Minimums            Payments            Payments
                                                    --------            --------            --------
                                                                        (in thousands)
            Total royalty commitments               $  25,283           $   24,912          $  50,195
            Advances and payments made                (19,367)              (2,438)           (21,805)
                                                    ---------           ----------          ---------
            Potential future payments               $   5,916           $   22,474          $  28,390
                                                    =========           ==========          =========

      Of the $21.8 million total advances and payments through December 31, 2002, $5.6 million has been charged to expense and the remaining $16.2 million is included in the December 31, 2002 balance sheet; $3.2 million in other current assets and $13.0 million in other assets.

         As of December 31, 2002, WMS has potential royalty payments as follows:



                                        Year Ended          Guaranteed         Contingent      Total Potential
                                           June 30            Minimums           Payments             Payments
                                           -------            --------           --------             --------
                                                                           (in thousands)
                                        2003                    $1,260             $2,740               $4,000
                                        2004                       865              6,218                7,083
                                        2005                     1,916              6,506                8,422
                                        2006                     1,375              7,010                8,385
                                        2007                       500                 --                  500
                                                                ------            -------              -------
                                        Total                   $5,916            $22,474              $28,390
                                                                ======            =======              =======

      The Company announced a three-part technology improvement plan in January 2002 to stabilize the operating system software in its gaming devices. As part of this technology improvement plan, the Company has pursued alternative strategies for each phase of the plan, including licensing technology from third parties. For the short-term phase of the plan the Company's internally developed version 2.57 operating system continues to date to successfully operate in casinos in jurisdictions where it has been installed. As a result, the Company no longer intends to use an alternative operating system which was originally licensed to provide a back up during the short-term phase of the plan. In the December 2002 quarter, the Company recorded a pre-tax charge of $2.8 million, or $1.7 million after-tax or $0.06 per diluted share to write off this license agreement obligation. At December 31, 2002, the Company had guaranteed minimum payments related to technology alternatives aggregating $8.2 million, of which $5.4 million had been paid as advances. An additional $5.4 million of contingent payments may become payable based on future events. These amounts are included in the table above. If the Company determines that it will not realize the value of a particular licensed technology alternative, it will record an immediate charge against earnings at the time of such determination of up to $10.8 million if all of the remaining contingent payments became due and all of the technology alternatives were to have no further value to the Company.

      We have an agreement with IGT for the operation of SURVIVOR branded games on its wide area progressive system. Under this agreement we record our 50% proportionate share of revenues and costs from operating activities and all of the assets we own and liabilities we incur in connection with the operating activities in our consolidated financial statements under this agreement. In connection with this agreement, we may have a contingent liability of approximately $1.1 million, which is not deemed probable at this time.

      Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of common stock held in treasury to Mr. Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director. This grant was issued in consideration for his service as Chairman of the Executive Committee of the Board of Directors, which was established to provide enhanced oversight of the timely completion of our technology improvement plan. The restricted stock vests on June 30, 2003, subject to the Board of Directors' satisfaction of the fulfillment of specified performance conditions relating to our technology improvement plan. The tax affected market value of the restricted stock grant at the date of the grant is recorded as unearned restricted stock as a separate component of stockholders' equity and adjusted to current market value as of the balance sheet date. Under terms of the grant, the shares would also vest upon death, disability, involuntary termination or change in control. If, in the March 2003 or June 2003 quarter, it becomes probable that the fulfillment of the specified performance vesting conditions will be met, the market value of the restricted stock at that time will be recorded as compensation expense.

9.    LEGAL PROCEEDINGS

      See Item 1 of Part II for the status of Shuffle Master, Inc. legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q, the terms "we," "us," "our" and "WMS" mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, unless the context indicates a different meaning, and the term "common stock" means our common stock, $0.50 par value per share. When we refer to "participation games" we mean arrangements by which we lease our gaming machines to casinos or other gaming machine operators for lease payments either based upon a percentage of the net win of the gaming machines or based upon fixed daily fees.

This report contains forward-looking statements concerning our future business conditions and outlook based on currently available information that involves risks and uncertainties. These statements reflect information as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of these risks and uncertainties, including, without limitation, the expansion of legalized gaming into new markets; the development, introduction and success of new games and new technologies; the ability to maintain the scheduling of these introductions; the occurrence of software anomalies that affect our games; our ability to implement our technology improvement plan; and our ability to qualify for and maintain gaming licenses and approvals and other risks more fully described under "Item
1. Business - Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2002. We make no commitment to update any forward-looking statements, except as required by law, or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

SIGNIFICANT EVENTS AND TRENDS

TECHNOLOGY IMPROVEMENT PLAN

In January 2002, we began to execute a three-part technology improvement plan to address the near-, mid- and long-term needs for the operating system software that runs our gaming devices.

In the near term, we set out to improve the stability of our operating system by introducing two upgrades, version 2.57 and version 2.59. Version 2.57 was first approved by Mississippi regulators in June 2002 and by Nevada regulators in August 2002. We completed the upgrade of WMS hopper gaming devices in casinos to version 2.57 in Mississippi by June 30, 2002, and completed the upgrade in Puerto Rico in December 2002 and Nevada in early January 2003. Regulatory approval of the version 2.57 upgrade also resulted in our obtaining our first new game approvals in Nevada and Mississippi in over 9 months. We expect to complete the upgrade in Ontario, Canada, the only remaining jurisdiction currently requiring the upgrade, in the next few months. Other regulators may require upgrades in the future. All new hopper game approvals will be submitted on version 2.57 of the operating system software until the next version of the operating system software, CPU-NXT(TM), is approved.

Version 2.59 has been submitted to the Nevada regulatory testing laboratory to upgrade our printer games and is expected to be approved in the March 2003 quarter. This upgrade is intended to comply with new printer requirements in Nevada and contains modest enhancements, and robustness improvements and some new functionality for our games. Nevada is currently the only jurisdiction requiring all printer games be upgraded to version 2.59. Other regulators may require upgrades in the future. Version 2.59 is the last planned upgrade to our legacy operating system.

Our mid-term plan to introduce a new operating system and circuit board, called CPU-NXT, for our newly-developed cabinet design, called Bluebird(TM), continues on schedule. We have an internally-developed version of CPU-NXT that has completed internal testing and been submitted to the six major North American gaming labs. An alternative version of CPU-NXT being developed externally by Sierra Design Group ("SDG") is still in internal testing. We expect to submit this version to the regulators in the next several weeks. We expect to choose between these two alternative versions of CPU-NXT later this year. Both versions have similar features and functionality. We expect field trials to begin in the June 2003 quarter on CPU-NXT. Our goal is to receive the first regulatory approval for CPU-NXT in the September 2003 quarter, with other approvals expected in the months thereafter. The timing of this approval is approximately the same as the first regulatory approval we expect to receive for the Bluebird cabinet. Based on past experience, we expect to receive new game theme approvals within a month or two after the approval of CPU-NXT. Once approved, CPU-NXT will be available for sale and will be retrofittable into the over 50,000 WMS gaming devices currently operating in casinos should customers elect to purchase an upgrade. We expect to ship our first Bluebird cabinets with new games on CPU-NXT in the December 2003 quarter.

For the long-term plan, we contracted with an independent specialist to develop the design specification for our next generation operating system. We received the completed design specification and were able to have several of the components of this specification included in CPU-NXT. We currently intend to use CPU-NXT as the foundation for our next generation operating system. We have been modifying the long-term specification to incorporate additional features we desire for this system.

While we have received approvals for new games that utilize the version 2.57 operating system, we anticipate that our revenues from sales of new gaming devices in the last six months of fiscal 2003 will improve only modestly over the revenues from sales of new gaming devices in the first six months of fiscal 2003. We believe that some of our customers will wait to purchase our gaming devices until after CPU-NXT and Bluebird become available, as CPU-NXT is expected to be an improvement over our existing operating system and will include additional features and functionality desired by our customers that are lacking in the version 2.57 and 2.59 operating system upgrades. As experienced in the December 2002 quarter, we expect that revenues from game conversions in the last six months of fiscal 2003 will be stronger than in the last six months of fiscal 2002 as we expect that some customers will refresh existing WMS gaming devices with new games on the version 2.57 and 2.59 operating systems. With a greater number of game approvals expected in the second half of fiscal 2003, we expect to be able to refresh our participation games with greater frequency and expect that our revenue per day and installed base of participation games will increase modestly in the balance of fiscal 2003.

As part of our technology improvement plan, we have pursued alternative strategies for each phase of the plan, including licensing technology from third parties. For the short-term phase of the plan, our internally developed version
2.57 operating system has operated successfully to date in casinos in jurisdictions where it has been installed and, as a result, we no longer intend to implement an alternative operating system which was originally licensed to provide a back up during the short-term phase of the plan. In the December 2002 quarter, we recorded a pre-tax charge of $2.8 million, or $1.7 million after-tax or $0.06 per diluted share to write off this license agreement obligation. At December 31, 2002, we had guaranteed minimum payments related to technology alternatives aggregating $8.2 million, of which $5.4 million had been paid as advances. An additional $5.4 million of contingent payments may become payable based on future events. If we determine that we will not realize the value of a particular licensed-technology alternative, we will record an immediate charge against earnings at the time of such determination of up to $10.8 million if all of the remaining contingent payments become due and all of the remaining technology alternatives were to have no further value to us.

Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of common stock held in treasury to Mr. Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director. This grant was issued in consideration for his service as Chairman of the Executive Committee of the Board of Directors, which was established to provide enhanced oversight of the timely completion of our technology improvement plan. The restricted stock vests on June 30, 2003, subject to the Board of Directors' satisfaction of the fulfillment of specified performance conditions relating to our technology improvement plan. The tax affected market value of the restricted stock grant at the date of the grant is recorded as unearned restricted stock as a separate component of stockholders' equity and adjusted to current market value as of the balance sheet date. Under terms of the grant, the shares would also vest upon death, disability, involuntary termination or change in control. If, in the March 2003 or June 2003 quarter, it becomes probable that the fulfillment of the specified performance vesting conditions will be met, the market value of the restricted stock at that time will be recorded as compensation expense.

OTHER RECENT MATTERS

In September 2002, we entered into an agreement with Stargames Corporation Pty. Ltd., an Australian company, to be the exclusive distributor for their RAPID ROULETTE(TM) table gaming product in North America. This product combines a traditional roulette wheel and a live dealer with electronic betting stations to create a game that has the dual characteristics of a table game and a slot machine. RAPID ROULETTE has been approved by Nevada regulators, and is offered as a leased game. We are also making additional modifications to the product for the

Nevada market, which will require further Nevada approvals. We are seeking approval in other jurisdictions. We do not expect RAPID ROULETTE to provide any material revenue or profit to us in fiscal 2003.

We entered into new agreements with SDG and Multimedia Games, Inc. ("Multimedia Games") in the September 2002 quarter. We granted SDG non-exclusive rights to the MONOPOLY(TM) branded series of games developed by WMS for Washington State and to our proprietary base games for Washington State and New York State. We also granted non-exclusive rights to Multimedia Games for the HOLLYWOOD SQUARES(TM) series of games for Washington State and non-exclusive rights to our proprietary base games for Washington State and Class II gaming venues. In addition, in the December 2002 quarter we shipped 500 of the 1,000 gaming cabinets Multimedia Games ordered from us under an original equipment manufacturing agreement; we expect to ship the remaining 500 cabinets in the March 2003 quarter.

In the Summer of 2002, we introduced a new product for sale which we call 3RV(TM), short for three reel video, that has the look anD feel of a mechanical reel spinning product but is actually a video based product. We have installed 3RV games in several Native American and riverboat markets and received Nevada regulatory approval in December 2002.

We also entered into new licensing agreements to expand our Classic TV Game Show Series(TM) of participation games, adding SHOP 'TIL YOU DROP(TM) and SUPERMARKET SWEEP(TM) which brings to six the total number of games for this new series which we expect to begin to launch in fiscal 2004.

In late December 2002 and January 2003, we received approval for new versions of the MONOPOLY branded participation games in Nevada and Mississippi, version 1.5 of our HOLLYWOOD SQUARES themed participation game for the Nevada, riverboat and Native American markets, and our PAC-MAN(TM) branded participation game in Mississippi. Given these new approvals, we expect that our revenue per day and installed base will increase modestly in the March 2003 quarter. We expect additional approvals for new game themes for these participation game series throughout calendar 2003. We expect to make the first submission of our mechanical reel products to regulators in the March 2003 quarter, and we expect to receive final approvals around the end of calendar 2003. We are currently running internal beta testing on our proprietary wide area progressive system, which we expect to launch in the second half of fiscal 2004.

CRITICAL ACCOUNTING POLICIES

During the quarter and six months ended December 31, 2002, we have made no changes in our critical accounting policies or in the application of those policies, as reported in our Form 10-K for the year ended June 30, 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have adopted SFAS No. 143, SFAS No. 144, SFAS No. 146, SFAS No. 148 and FASI No. 45 as discussed in Note 7 to our financial statements above. Such adoption did not have a material effect on our balance sheet, statement of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and short-term investments of $83.6 million at December 31, 2002, exclusive of $1.5 million of restricted cash, along with our available $50.0 million bank revolving line of credit that extends to May 21, 2003, and to a lesser extent, cash flow from operations, will be adequate to fund the anticipated level of expenses, capital expenditures, cash to be invested in participation games, and the levels of inventories and receivables required in the operation of our business. For the next twelve months we do not expect to be dependent on cash flow from operations due to the amount of cash and short-term investments we have and the availability of our bank revolving line of credit. We have no outstanding debt.

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

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of regional office facilities and some equipment and for minimum guaranteed royalty payments, which we discussed in footnote 11 to the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2002. The total potential royalty commitments, including payments already made and those contingent upon future events, increased from $29.6 million at June 30, 2002 to $50.2 million at December 31, 2002. Please refer to Note 8 to our financial statements above. We do not have any special purpose entities for investment or the conduct of our operations. We do have an agreement with IGT related to the operation of SURVIVOR branded gaming devices on its wide area progressive system, under which we record in our consolidated financial statements our 50% proportionate share of revenues and costs from operating activities under that agreement, and the full value of assets we own and liabilities we incur in connection with the operating activities. Under this agreement, we have a contingent liability of approximately $1.1 million, which is not deemed probable at this time. We have not entered into any derivative financial instruments, although we have a restricted stock grant and stock options granted to employees, members of our Board of Directors and consultants. We do not currently have any significant firm purchase commitments for raw material inventory.

Cash provided by operating activities before changes in operating assets and liabilities was $14.8 million for the first six months of fiscal 2003, as compared to cash provided of $20.1 million for the first six months of fiscal 2002. The current period decrease relative to the comparable prior year period was due to lower net income, partially offset by greater depreciation expense and the non-cash charge for the write off of the operating system license agreement in the current year period. We anticipate a reduced level of cash from operations over the next twelve months due to anticipated lower revenues from decreased game sales and higher research and development expenses to implement our technology improvement plan and product line enhancement plans, partially offset by our cost reduction efforts.

The changes in operating assets and liabilities resulted in $4.4 million of cash outflow for the six months ended December 31, 2002, compared with a cash inflow of $2.7 million during the comparable prior year period. The cash outflow for the six months ended December 31, 2002 was primarily due to a $2.2 million increase in long-term receivables, a $7.6 million increase in long-term royalty advances, a $2.0 million increase in short and long-term deferred taxes, and a $1.9 million reduction in current liabilities, partially offset by a $7.2 million decrease in income taxes receivable and a $1.7 million decrease in inventories, from the comparable balances at June 30, 2002. The increase in royalty advances was due to new technology and brand license agreements entered into during the six months ended December 31, 2002. The reduction of current liabilities is due to a lower level of business. The decrease in income taxes receivable and inventories reflects collection of monies from taxing authorities and lower reduced sales levels and activity during the period. The cash inflow for the six months ended December 31, 2001 was primarily due to a $9.7 million decrease in receivables offset by an $8.9 million increase in inventories from the comparable balances at June 30, 2001. We have not experienced significant bad debt expense in any of the periods presented.

Cash used by investing activities was $9.8 million for the six months ended December 31, 2002, compared with $17.4 million for the comparable prior year period. Cash used for the purchase of property, plant and equipment for the six months ended December 31, 2002 was $5.7 million compared with $7.0 million for the comparable prior-year period. This decrease is due to lower renovation costs in the current six month period related to converting our Chicago facility into a technology campus, partially offset by increased costs related to the ongoing implementation of our new computerized information system. Cash used for additions to participation gaming devices was $12.7 million and $6.9 million for the six months ended December 31, 2002 and 2001, respectively. The increase in the six months ended December 31, 2002 was due to our PAC-MAN(TM) themed games, which were introduced in May 2002, top box conversions and replacement of fully depreciated units. Cash of $8.5 million was provided by the redemption of short-term investments for the six months ended December 31, 2002, compared to $1.0 million used for the purchase of such investments in the comparable prior year period. We used $2.5 million of cash in the six months ended December 31, 2001 for the acquisition of Bigfoot Software Research and Development, LLC, which is now engaged in the design and development of a proprietary wide area progressive system for us.

In August 2002, we completed our twelve-month, $20 million common stock share repurchase program that had been authorized by our Board of Directors in January 2002. In September 2002, our Board of Directors authorized an additional twelve-month, $10 million common stock share repurchase program. This program could further reduce our cash balance and number of outstanding common shares through September 2003. Both programs allow us to purchase our common stock from time to time in open market or privately negotiated transactions. The timing and actual number of shares to be purchased will depend on market conditions. During the six months ended December 31, 2002, we repurchased 1,022,500 shares for an aggregate price of $11.4 million under the $20 million program, and repurchased 151,500 shares for an aggregate price of $2.1 million under the $10 million program including 134,800 shares in the current quarter for a cost of $1.9 million. Since the inception of the first program in January 2002, we have repurchased 1,719,500 shares of our common stock, or 5.3% of our previously outstanding shares for $22.1 million at an average price of $12.85 per share.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH
THREE MONTHS ENDED DECEMBER 31, 2001

Consolidated revenues decreased 11.1% to $43.6 million in the quarter ended December 31, 2002 from $49.1 million in the quarter ended December 31, 2001. Total revenue decreased $5.4 million: $4.8 million from decreased product sales and $0.6 million from decreased participation and lease revenue. We shipped 1,513 video and reel-type gaming devices in the current quarter, plus an additional 500 gaming stations under an original equipment manufacturing (OEM) agreement, resulting in product and parts sales of $20.7 million versus 2,606 gaming devices and $25.5 million of product and parts sales in the comparable prior year quarter. The decrease in product sales revenues was primarily due to lower North American unit sales resulting from decreased demand for our gaming machines while WMS implements its three part technology improvement plan discussed above. Parts, used games, OEM and game conversion revenue, which is included in product sales revenue, increased 124% in the December 2002 quarter to $8.4 million from $4.0 million in the prior year's quarter due to the greater customer demand for each of these revenue sources. The average sales price decreased slightly from $8,267 in the prior year's quarter to $8,136 in the current year's quarter due to the mix in products sold.

Participation and lease revenue decreased from $23.6 million in the December 2001 quarter to $23.0 million in the December 2002 quarter. We had a total of 5,577 units installed at December 31, 2002, compared to 5,836 units installed at December 31, 2001. The decline in the installed base in the December 2002 quarter resulted from casino operators removing our games at a higher rate than previously experienced due to WMS not receiving approvals for new participation themes in certain jurisdictions when originally anticipated, as discussed in more detail above. Average revenue per day for machines decreased from $38.81 in the December 2001 quarter to $37.81 in the December 2002 quarter. The net participation backlog, which represents customer indications of interest in our participation games, stood at 276 units as of January 28, 2003.

Consolidated gross profit in the quarter ended December 31, 2002 declined 9.4% to $27.7 million from $30.6 million in the quarter ended December 31, 2001. The gross margin percentage increased from 62.3% in the quarter ended December 31, 2001 to 63.5% in the quarter ended December 31, 2002. The increase in the overall gross margin percentage resulted from higher margin parts, OEM and conversion revenues representing a larger percentage of total revenues and a slight shift in the revenue mix from lower margin product sales to higher margin participation and lease revenues. Participation and lease revenues represented 52.6% of total revenues in the December 2002 quarter, compared to 48.1% in the December 2001 quarter due to the decline of product sales revenue in the current year's quarter. The gross profit margin percentage on product sales was 44.4% in the December 2002 quarter, compared to 41.5% in the December 2001 quarter. The margin was 2.9 percentage points above the prior year's quarter reflecting a higher profit margin on parts, OEM and conversion revenues representing a larger percentage of product sales revenues partially offset by the impact of lower production volume. The gross profit margin percentage on participation and lease revenues decreased from 84.7% in the December 2001 quarter to 80.6% in the December 2002 quarter primarily due to higher parts costs, lower gross margin realized on the new SURVIVOR branded wide area progressive product, and higher royalty rates on newer participation game series offerings.

Research and development expenses were $11.6 million in the current quarter and include the $2.8 million write-off of the operating system licensing agreement. The increase in research and develop cost is due to the ongoing execution of our technology improvement plan and product line enhancement efforts. This compares to $6.4 million of research and development cost in the December 2001 quarter, which included $0.4 million of employee separation costs. We expect continued higher research and development expenses through fiscal 2003 to support the ongoing execution of our technology improvement and product line expansion plans in support of long-term growth opportunities.

Selling and administrative expenses decreased 11.5% from $13.6 million in the prior year's quarter to $12.2 million in the current year's quarter. The prior year's quarter includes $0.7 million for employee separation costs. The current quarter reflects the headcount reductions and other cost containment measures implemented in calendar 2002 to manage controllable expenses given the reduced revenues we had expected.

Depreciation and amortization, which includes depreciation of participation games, increased during the current year's quarter to $7.3 million from $6.1 million in the prior year's quarter due to the replacement of older, fully depreciated participation gaming devices and top boxes, partially offset by a decrease in the average installed base of participation games. The average installed base was 5,605 units for the December 2002 quarter, compared to 5,767 units for the December 2001 quarter.

We incurred an operating loss of $3.4 million in the current year's quarter, compared to operating income of $4.6 million in the prior year's quarter. The financial results of the current year's quarter reflect lower gross profits, higher research and development costs related to new products and technology platforms, including the $2.8 million pre-tax charge for the write-off of the operating system licensing agreement, as well as higher depreciation related to replacement of the installed base of participation games.

The income tax benefit for the current quarter, which includes both current and deferred taxes, is based on our estimated tax rate of 37%, which is consistent with the December 2001 quarter.

Our net loss was $1.8 million or $0.06 per diluted share for the current year's quarter compared to net income of $3.3 million, or $0.10 per diluted share, for the prior year's quarter. The December 2002 quarter reflects a pre-tax charge of $2.8 million, $1.7 million after tax or $0.06 per diluted share for the write-off of the operating system license agreement. The December 2001 quarter reflects a pre-tax charge of $1.3 million, $0.8 million after tax or $0.03 per diluted share for employee separation costs.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH
SIX MONTHS ENDED DECEMBER 31, 2001

Consolidated revenues decreased 9.8% to $86.0 million in the six month period ended December 31, 2002 from $95.4 million in the six month period ended December 31, 2001. Total revenue decreased $9.4 million: $9.5 million from decreased product sales partially offset by a $0.2 million increase in participation and lease revenue. We shipped 2,805 video and reel-type gaming devices in the current six month period, resulting in product and parts sales of $36.8 million versus 4,656 gaming devices and $46.3 million of product and parts sales in the comparable prior year period. The decrease was primarily due to lower North American unit sales resulting from decreased demand for our gaming machines while WMS implements its three-part technology improvement plan. Parts, used games, OEM and game sales conversion revenues, which is included in product sales revenues, increased 73% in the six months ended December 2002 to $13.5 million from $7.8 million in the six months ended December 2001 due to greater customer demand for each of these revenue sources. The average sales price increased slightly from $8,280 in the prior year's six month period to $8,324 in the current year's six month period due to the mix of products sold.

Participation and lease revenue increased slightly from $49.1 million in the December 2001 six month period to $49.2 million in the December 2002 six month period. While the average installed base was higher for the current year's six month period, the installed base at December 31, 2002 declined to 5,577 units compared to 5,836 units installed at December 31, 2001. The decline in the installed base resulted from casino operators removing our games at a higher rate than previously experienced due to WMS not receiving approvals for new participation themes in certain jurisdictions originally anticipated. Average revenue per day for machines decreased from $39.50 in the December 2001 six month period to $39.16 in the December 2002 six month period. The net participation backlog was 276 units as of January 28, 2003.

Consolidated gross profit in the six month period ended December 31, 2002 declined 12.4% to $54.1 million from $61.8 million in the six month period ended December 31, 2001. The gross margin percentage decreased from 64.8% in the six month period ended December 31, 2001 to 62.9% in the six month period ended December 31, 2002. The decrease in the overall gross margin percentage resulted from lower gross margin percentages from both product sales and participation and lease revenues, partially offset by a shift in the revenue mix from lower margin product sales revenues to higher margin participation and lease revenues. Participation and lease revenues were 57.2% of total revenues in the December 2002 six month period, compared to 51.4% in the December 2001 six month period due primarily to the decline of product sales revenue in the current six month period. The gross profit margin percentage on product sales was 39.4% in the December 2002 six month period, compared to 42.7% in the December 2001 six month period. The margin was 3.3 percentage points below the prior year's six month period due to the impact of lower production volumes partially offset by higher margin parts, OEM and game sales conversion revenues representing a greater percentage of total product sales revenues. The gross profit margin percentage on participation and lease revenues decreased from 85.7% in the December 2001 six month period to 80.5% in the December 2002 six month period primarily due to the impact of the SURVIVOR wide area progressive games having a lower gross margin than our traditional participation games, higher conversion and parts costs, and higher royalty rates on newer participation game series offerings.

Research and development expenses were $19.4 million in the current six month period and include the $2.8 million write-off of the operating system licensing agreement. This compares to $11.2 million of research and development costs in the December 2001 six month period which included $0.4 million of employee separation costs. The increase in research and development expenses relates to the ongoing execution of our technology improvement plan and product line enhancement efforts. WMS expects continued higher research and development expenses through fiscal 2003 to support the ongoing execution of our technology improvement and product line expansion plans in support of long-term growth opportunities.

Selling and administrative expenses decreased from $26.0 million in the prior year's six month period to $23.5 million in the current year's six month period. The prior year's six month period included $0.7 million for employee separation costs. The current six month period reflects the headcount reductions and other cost containment measures implemented in calendar 2002 to manage controllable expenses given the reduced revenues we experienced.

Depreciation and amortization, which includes depreciation of participation games, increased during the current year's six month period to $14.0 million from $12.1 million in the prior year's six month period due to the replacement of fully deprecated participation gaming devices and top boxes in the current six month period. The average installed base was 5,820 units for the December 2002 six month period, compared to 5,805 units for the December 2001 six month period.

We incurred an operating loss of $2.8 million in the current year's six month period, compared to operating income of $12.5 million in the prior year's six month period. The financial results of the current year's six month period reflect lower gross profit, higher research and development costs related to new products and technology platforms, including the $2.8 million pre-tax charge for the write off of the operating system licensing agreement as well as higher depreciation related to replacement of the installed base of participation games.

The income tax benefit for the December 2002 six month period, which includes both current and deferred taxes, is based on our estimated tax rate of 37%, which is consistent with the December 2001 six month period.

Our net loss was $1.2 million, or $0.04 per diluted share, for the current year's six month period compared to net income of $9.1 million, or $0.28 per diluted share, for the prior year's six month period. The December 2002 six month period reflects a pre-tax charge of $2.8 million, $1.7 million after tax or $0.06 per diluted share for the write off of the operating system license agreement. The December 2001 six months reflects a pre-tax charge of $1.3 million, $0.8 million after tax or $0.03 per diluted share for employee separation costs.

MONOPOLY(TM) is a trademark of Hasbro, Inc (C) 2003 Hasbro, Inc. All rights reserved. Used with permission.

HOLLYWOOD SQUARES(TM) is a trademark of King World Productions, Inc. All rights reserved.

PAC-MAN(TM) & (C) 1980 Namco Limited. All rights reserved.

SURVIVOR(TM) is a trademark of Survivor Productions LLC.

RAPID ROULETTE(TM) is a trademark of Stargames Corporation Limited and Crown Limited.

SHOP 'TIL YOU DROP(TM) and all related logos are the trademarks and service marks of Stone Stanley Entertainment. All rights reserved.

SUPERMARKET SWEEP(TM) is a trademark of Al Howard Productions, Inc.

Classic TV Game Show Series(TM), CPU-NXT(TM), 3RV(TM) and Bluebird(TM) are trademarks of WMS Gaming Inc. All rights reserved.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 13, 2002, we filed a lawsuit against Shuffle Master, Inc. in the United States District Court for the District of Nevada in Las Vegas. The suit alleges that Shuffle Master's promotion, sale and installation of kits to convert our gaming machines into what appear to be Shuffle Master gaming machines violates our trademark rights and constitutes intentional tortuous interference with our contracts with our customers. On the same day, Shuffle Master filed suit against us in the United States District Court for the District of Minnesota seeking a declaratory judgment that it has not violated any laws in manufacturing and selling its upgrade kits for our Model 550 gaming machines.

On November 27, 2002 we filed a motion seeking a preliminary injunction preventing Shuffle Master from selling or marketing certain gaming machines and converting our gaming machines into what appear to be Shuffle Master gaming machines. This motion is currently before the Nevada District Court. On December 9, 2002, Shuffle Master voluntarily dismissed its federal court action. On January 21, 2003, the United States District Court for the District of Nevada granted us leave to amend our complaint to include the additional allegations that Shuffle Master (i) violates our distinctive trade dress protected by the Lanham Act; (ii) makes false claims and false advertising as protected by the Lanham Act, and (iii) violates patent infringement statutes, specifically related to our proprietary, patented bonusing technology. On February 5, 2003 Shuffle Master filed its answer and counterclaims in the Nevada action seeking declaratory relief that it has not infringed WMS Gaming trade dress or patents. We believe the outcome of these lawsuits will not have a material impact on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   We held our Annual Meeting of Stockholders on November 14, 2002.

(b)   The directors elected at the meeting were:

         Nominee:                   For:             Withheld:
         --------                   ----             ---------
         William C. Bartholomay     23,989,278       2,944,630
         Brian R. Gamache           24,260,947       2,672,961
         William E. McKenna         24,138,668       2,795,240
         Norman J. Menell           25,001,151       1,932,757
         Donna B. More              23,988,522       2,945,386
         Louis J. Nicastro          23,985,052       2,948,856
         Neil D. Nicastro           23,989,005       2,944,903
         Harvey Reich               25,148,697       1,785,211
         David M. Satz, Jr.         25,143,929       1,789,979
         Ira S. Scheinfeld          23,987,382       2,946,526

(c) Other matters voted upon at the meeting and the results of those votes were as follows:

      1)    Approval of the WMS Industries Inc. 2002 Stock Option Plan.

                  For:                      Against:                   Abstain:
                  ----                      --------                   --------
                  23,383,591                3,303,085                  247,232

      2) Approval of the appointment of Ernst & Young LLP as independent auditors for the 2003 fiscal year.

                  For:                      Against:                   Abstain:
                  ----                      --------                   --------
                  24,644,751                2,275,345                  13,812

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

3.1 Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3.3 Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to Exhibit A to the Form of Rights Agreement filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the "Form 8-A").

3.4 By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended June 30, 1996.

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

(b)   Reports on Form 8-K.

      Current report on Form 8-K filed November 11, 2002, under items 5 and 7.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WMS INDUSTRIES INC.


Dated:  February 12, 2003       By: /s/  Scott D. Schweinfurth
                                    --------------------------
                                    Scott D. Schweinfurth
                                    Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

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

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 12, 2003

                                            /s/ Brian R. Gamache
                                            -----------------------
                                            Brian R. Gamache
                                            Chief Executive Officer

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

February 12, 2003

                                              /s/ Scott D. Schweinfurth
                                              ---------------------------
                                              Scott D. Schweinfurth
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number     Description
------     -----------
3.1        Amended and Restated Certificate of Incorporation of WMS dated February
           17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a)
           to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2        Certificate of Amendment to the Amended and Restated Certificate of
           Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to Exhibit 3.1 to our
           Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3.3 Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to Exhibit A to the Form of Rights Agreement filed as Exhibit 1 to our Registration Statement on Form 8-A (File No.
           1-8300) filed March 25, 1998 ("the Form 8-A").

3.4 By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to our Annual Report on Form
           10-K for the year ended June 30, 1996.

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