Form 10-Q
period 2003-03-31
WMS INDUSTRIES INC /DE/
filed 2003-05-14
CIK 350077

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                                 YES |X| NO | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 29,908,653 shares of common stock, $.50 par value, were outstanding at May 7, 2003, excluding 2,449,662 shares held as treasury shares.

                               WMS INDUSTRIES INC.

                                      INDEX

                                                                                                Page
                                                                                               Number
PART I. FINANCIAL INFORMATION:
                 ITEM 1. Financial Statements:
                         Condensed Consolidated Statements of Operations -
                         Three and nine months ended March 31, 2003 and 2002                      3
                         Condensed Consolidated Balance Sheets -
                         March 31, 2003 and June 30, 2002                                         4
                         Condensed Consolidated Statements of Cash Flows -
                         Nine months ended March 31, 2003 and 2002                                6
                         Notes to Condensed Consolidated Financial Statements                     7
                 ITEM 2. Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                               11
                 ITEM 3. Quantitative and Qualitative Disclosures About Market Risk              18
                 ITEM 4. Controls and Procedures                                                 18
PART II. OTHER INFORMATION:
                 ITEM 1. Legal Proceedings                                                       19
                 ITEM 6. Exhibits and Reports on Form 8-K                                        19
SIGNATURES                                                                                       21
CERTIFICATIONS                                                                                   22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               WMS INDUSTRIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Thousands, except per share amounts)
                                   (Unaudited)

                                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           MARCH 31,                       MARCH 31,
                                                 ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                 ------------    ------------    ------------    ------------
Revenues:
      Product sales                              $     20,257    $     12,867    $     57,082    $     59,208
      Participation and lease revenues                 21,524          23,223          70,735          72,275
                                                 ------------    ------------    ------------    ------------
          Total revenues                               41,781          36,090         127,817         131,483
Costs and expenses:
      Cost of product sales                            12,816          10,298          35,129          36,861
      Cost of participation and lease revenues          4,625           3,827          14,234          10,857
      Research and development                          9,949           6,669          29,339          17,880
      Selling and administrative                       12,925           9,537          36,452          35,548
      Depreciation and amortization                     6,659           6,310          20,704          18,364
                                                 ------------    ------------    ------------    ------------
Total costs and expenses                               46,974          36,641         135,858         119,510
                                                 ------------    ------------    ------------    ------------
Operating income (loss)                                (5,193)           (551)         (8,041)         11,973
Interest and other income and expense, net                851             584           1,824           2,518
                                                 ------------    ------------    ------------    ------------
Income (loss) before income taxes                      (4,342)             33          (6,217)         14,491
Income tax provision (benefit)                         (2,394)              2          (3,092)          5,346
                                                 ------------    ------------    ------------    ------------
Net income  (loss)                               $     (1,948)   $         31    $     (3,125)   $      9,145
                                                 ============    ============    ============    ============
Earnings (loss) per share of common stock:
      Basic                                      $      (0.06)   $       0.00    $      (0.10)   $       0.28
                                                 ============    ============    ============    ============
      Diluted                                    $      (0.06)   $       0.00    $      (0.10)   $       0.28
                                                 ============    ============    ============    ============

Shares used in per share calculations:
      Basic                                            30,259          32,028          30,584          32,133
                                                 ============    ============    ============    ============
      Diluted                                          30,259          32,463          30,584          32,849
                                                 ============    ============    ============    ============

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                                            MARCH 31,       JUNE 30,
                                                                              2003            2002
                                                                          ------------    ------------
                                                                          (UNAUDITED)
ASSETS
Current assets:
      Cash and cash equivalents, including $1,985 and $1,250              $     12,997    $     32,671
          of restricted  amounts for progressive jackpots, respectively
      Short-term investments                                                    61,635          72,909
                                                                          ------------    ------------
                                                                                74,632         105,580
      Receivables, net of allowances of $2,639 and $2,642,                      24,414          24,820
          respectively
      Notes receivable, current portion                                         10,909          11,589
      Income tax receivable                                                      7,467           9,491
      Inventories, at lower of cost (FIFO) or market:
          Raw materials and work in progress                                    14,629          15,448
          Finished goods                                                        14,018          14,225
                                                                          ------------    ------------
                                                                                28,647          29,673
      Other current assets                                                      10,618          11,532
                                                                          ------------    ------------
          Total current assets                                                 156,687         192,685
Participation or leased gaming machines                                         84,528          78,748
Less accumulated depreciation                                                  (54,067)        (47,234)
                                                                          ------------    ------------
                                                                                30,461          31,514
Property, plant and equipment                                                   69,555          59,403
Less accumulated depreciation                                                  (22,051)        (17,857)
                                                                          ------------    ------------
                                                                                47,504          41,546
Other assets                                                                    24,913          15,420
                                                                          ------------    ------------
Total assets                                                              $    259,565    $    281,165
                                                                          ============    ============

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Thousands of dollars)

                                                                        MARCH 31,       JUNE 30,
                                                                          2003            2002
                                                                      ------------    ------------
                                                                      (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                $      9,593    $      7,646
      Accrued compensation and related benefits                              3,888           4,770
      Other accrued liabilities                                             10,134           9,221
                                                                      ------------    ------------
            Total current liabilities                                       23,615          21,637
Commitments and contingencies (See note 8)
Stockholders' equity:
      Preferred stock (5,000,000 shares authorized, none issued)                --              --
      Common stock (100,000,000 shares authorized, 32,358,315 and
            32,346,519 shares issued, respectively)                         16,179          16,173
      Additional paid-in capital                                           198,548         198,347
      Retained earnings                                                     49,120          52,245
      Accumulated other comprehensive income                                   588              67
      Unearned restricted stock (250,000 shares)                            (2,077)         (1,960)
      Treasury stock, at cost (2,203,262 shares and 372,812 shares)        (26,408)         (5,344)
                                                                      ------------    ------------
            Total stockholders' equity                                     235,950         259,528
                                                                      ------------    ------------
Total liabilities and stockholders' equity                            $    259,565    $    281,165
                                                                      ============    ============

See notes to condensed consolidated financial statements.

                               WMS INDUSTRIES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Thousands of dollars)
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                       MARCH 31,
                                                                             ----------------------------
                                                                                2003            2002
                                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $     (3,125)   $      9,145
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                20,704          18,364
      Receivables provision                                                            10              --
      Deferred income taxes                                                           261           1,447
      Tax benefit from exercise of stock options                                      141             291
      Non-cash expenses                                                               485              --
      Non-cash write off of licensed technology                                     1,750              --
      Increase (decrease) from changes in operating assets and liabilities         (4,752)         12,760
                                                                             ------------    ------------
Net cash provided by operating activities                                          15,474          42,007
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                         (10,192)        (12,135)
Additions to participation or leased gaming machines                              (15,591)        (12,742)
Acquisition, net of cash acquired                                                      --          (2,500)
Net change in short-term investments                                               11,274          (1,326)
                                                                             ------------    ------------
Net cash used by investing activities                                             (14,509)        (28,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received on exercise of common stock options                                     211           1,090
Purchase of treasury stock                                                        (21,371)         (6,715)
                                                                             ------------    ------------
Net cash used by investing activities                                             (21,160)         (5,625)
EFFECT OF EXCHANGE RATES ON CASH                                                      521            (236)
                                                                             ------------    ------------
Increase (decrease) in cash and cash equivalents                                  (19,674)          7,443
Cash and cash equivalents at beginning of period                                   32,671          14,963
                                                                             ------------    ------------
Cash and cash equivalents at end of period                                   $     12,997    $     22,406
                                                                             ============    ============

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

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

    The Company has elected to continue to follow APB Opinion No. 25 to account for stock options granted to employees and directors, as allowed by SFAS No. 123, "Accounting for Stock Based Compensation." Under APB No. 25, the Company does not recognize compensation expense because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

    The following table presents a comparison of the reported net income, earnings per share and compensation cost of options granted to employees to the pro forma amounts that would have been reported if stock option compensation expense had been determined using the fair value method allowed by SFAS No. 123:

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        MARCH 31,                      MARCH 31,
                                                              ----------------------------   ----------------------------
                                                                  2003            2002           2003            2002
                                                              ------------    ------------   ------------    ------------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
As Reported:
  Net income (loss)                                           $     (1,948)   $         31   $     (3,125)   $      9,145
                                                              ============    ============   ============    ============
  Earnings (loss) per share:
    Basic                                                     $      (0.06)   $       0.00   $      (0.10)   $       0.28
    Diluted                                                   $      (0.06)   $       0.00   $      (0.10)   $       0.28
Stock based employee compensation cost, net of related tax
effects, included in the determination of net income (loss)   $         --    $         --   $         --    $         --
                                                              ============    ============   ============    ============

                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                       MARCH 31,                        MARCH 31,
                                                              ----------------------------    ----------------------------
                                                                  2003            2002            2003            2002
                                                              ------------    ------------    ------------    ------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Pro forma amounts if the fair value method had been
applied to all stock compensations awards:
Pro forma net income (loss)                                   $     (3,699)   $       (671)   $     (8,165)   $      5,154
                                                              ============    ============    ============    ============
Pro forma earnings (loss) per share:
    Basic                                                     $      (0.12)   $      (0.02)   $      (0.27)   $       0.16
    Diluted                                                   $      (0.12)   $      (0.02)   $      (0.27)   $       0.16
Stock based employee compensation cost, net of related
tax effects, that would have been included in the
determination of net income (loss)                            $      1,751    $        702    $      5,040    $      3,991
                                                              ============    ============    ============    ============

The following weighted average assumptions were used to value the options in the periods indicated:

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                 MARCH 31,               MARCH 31,
                                            -------------------    --------------------
                                              2003       2002        2003        2002
                                            --------   --------    --------    --------
              Risk-free interest rate           3.25%      4.00%       3.70%       4.00%
              Expected life                 6 years    6 years     6 years     6 years
              Expected volatility               .44        .44         .44         .44
              Expected dividend yield             0          0           0           0

   The effective income tax rate for the three and nine months ended March 31, 2003, which includes both current and deferred taxes, reflects a benefit of $665,000 from a reduction in prior year taxes, which were less than amounts previously provided.

3. EARNINGS PER SHARE

    At March 31, 2003, the Company had 3,610,000 stock options outstanding. We had issued 250,000 shares of our common stock to our Chairman, Mr. Louis J. Nicastro, subject to performance and vesting conditions under a Restricted Stock Agreement. The diluted earnings per share calculation does not include the 250,000 shares subject to the Restricted Stock Agreement. On May 7, 2003, the Company purchased Mr. Nicastro's rights to the 250,000 shares of restricted stock. See Note 8. The diluted earnings per share calculation for the three months and nine months ended March 31, 2002 is different from the basic earnings per share calculation because the diluted calculation includes potential incremental shares of common stock outstanding from the hypothetical assumed exercise of employee stock options under the treasury stock method. For the three months and nine months ended March 31, 2002, the diluted calculation includes 435,000 and 716,000 shares, respectively, of potentially incremental shares outstanding. Had the Company recognized net income for the three months and nine months ended March 31, 2003, incremental shares attributable to the assumed exercise of outstanding options would have increased diluted shares outstanding by 143,000 and 186,000 shares, respectively. For the three months and nine months ended March 31, 2003, the diluted earnings per share calculation excludes 2,628,000 and 2,578,000 shares underlying stock options, respectively, because the option exercise price was greater than the average market price of the common stock for the period, and therefore, the effect would be antidilutive.

    The following summarizes the stock options exercised during the periods indicated:

                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        MARCH 31,                    MARCH 31,
                                              ---------------------------   ---------------------------
                                                 2003           2002           2003           2002
                                              ------------   ------------   ------------   ------------
                    Stock options exercised          1,500         57,000         37,046         89,239
                    Weighted average
                    exercise price            $      10.06   $      17.10   $       5.67   $      12.20

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (IN THOUSANDS OF DOLLARS)

                                                                                NINE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           ---------------------------
                                                                               2003           2002
                                                                           ------------   ------------
             Supplemental Disclosure of Cash Flow Information
              Income taxes paid                                            $        305   $     11,171
              Income tax refunds received                                  $      6,164   $      8,065

             Schedule of Noncash Investing Activities
                Games on participation or lease transferred to inventory   $        875   $         --

5. COMPREHENSIVE INCOME AND LOSS

    Comprehensive income consists of net income or loss and foreign currency translation adjustments and totaled a loss of $2.2 million and income of $0.2 million for the three months ended March 31, 2003 and 2002, respectively, and totaled a loss of $2.6 million and income of $8.9 million for the nine months ended March 31, 2003 and 2002, respectively.

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

    In September 2002, the Board of Directors authorized a twelve-month plan to repurchase an additional $10 million of our common stock in open market or privately negotiated transactions. As of March 31, 2003, this repurchase program was completed. The Company repurchased 833,200 shares, or approximately 2.4% of the previously outstanding shares, at an average price of $12.00 per share under the $10 million authorization, including 681,700 shares purchased in the current quarter for a cost of $7.9 million.

    In April 2003, the Board of Directors authorized a new twelve-month plan to repurchase up to an additional $10 million of our common stock in open market or privately negotiated transactions from time to time.

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

8. COMMITMENTS AND CONTINGENCIES

    WMS routinely enters into license agreements with others for use of intellectual properties in its products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guarantees as well as additional contingent payments based on future events. The total potential commitments at March 31, 2003 increased to $33.4 million from $29.6 million at June 30, 2002. The total potential future payments at March 31, 2003 decreased to $13.4 million from $17.2 million at June 30, 2002. At March 31, 2003, WMS had total potential royalty commitments, advances and payments made, and potential future payments as follows:

                                                           AT MARCH 31, 2003
                                              -------------------------------------------
                                               GUARANTEED      CONTINGENT   TOTAL POTENTIAL
                                                MINIMUMS        PAYMENTS        PAYMENTS
                                              ------------    ------------   ------------
                                                             (IN THOUSANDS)
                 Total royalty commitments    $     25,384    $      8,064   $     33,448
                 Advances and payments made        (20,093)             --        (20,093)
                                              ------------    ------------   ------------
                 Potential future payments    $      5,291    $      8,064   $     13,355
                                              ============    ============   ============

    Of the $20.1 million total advances and payments through March 31, 2003, $3.7 million has been charged to expense and the remaining $16.4 million is included in the March 31, 2003 balance sheet; $2.3 million in other current assets and $14.1 million in other assets.

    As of March 31, 2003, WMS has potential royalty payments as follows:

            YEAR ENDED           GUARANTEED    CONTINGENT   TOTAL POTENTIAL
             JUNE 30,             MINIMUMS      PAYMENTS        PAYMENTS
             --------             --------     ----------   ---------------
                                             (IN THOUSANDS)
               2003               $  135        $ 1,340       $  1,475
               2004                1,365          4,949          6,314
               2005                1,916          1,250          3,166
               2006                1,375            525          1,900
               2007                  500             --            500
                                  ------        -------       --------
              Total               $5,291        $ 8,064       $ 13,355
                                  ======        =======       ========

    The Company announced a three-part technology improvement plan in January 2002 to stabilize the operating system software in its gaming devices. As part of this technology improvement plan, the Company has pursued alternative strategies for each phase of the plan, including licensing technology from third parties. For the short-term phase of the plan the Company's internally developed version 2.57 operating system continues to successfully operate in casinos in jurisdictions where it has been installed. As a result, the Company no longer intends to use an alternative operating system, which was originally licensed, among other uses, to provide a back up during the short-term phase of the plan. In the December 2002 quarter, the Company recorded a pre-tax charge of $2.8 million, or $1.7 million after-tax or $0.06 per diluted share to write off this license agreement obligation. At March 31, 2003, the Company had guaranteed minimum payments related to technology alternatives aggregating $4.2 million, all of which had been paid as advances. An additional $5.3 million of contingent payments may become payable based on future events. These amounts are included in the table above. If the Company determines that it will not realize the value of a particular licensed technology alternative, it will record an immediate charge against earnings at the time of such determination of up to $9.5 million if all of the remaining contingent payments became due and all of the technology alternatives were to have no further value to the Company.

    We have an agreement with IGT for the operation of SURVIVOR branded games on its wide area progressive system. Under this agreement we record our 50% proportionate share of revenues and costs from operating activities and all of the assets we own and liabilities we incur in connection with the operating activities in our consolidated financial statements under this agreement. In the March 2003 quarter, WMS expensed $0.4 million related to an estimated impairment of the SURVIVOR intellectual property license. In connection with this agreement, we may have a contingent liability of approximately $1.1 million, related to the net realizable value of SURVIVOR inventory, which impairment is not deemed probable at this time.

    Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of common stock held in treasury to Mr. Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director. This grant was issued in consideration for his service as Chairman of the Technology Committee of the Board of Directors, which was established to provide enhanced oversight of the timely completion of our technology improvement plan. At March 31, 2003, the tax affected market value of the restricted stock grant is recorded as unearned restricted stock as a separate component of stockholders' equity. On May 7, 2003, the Company purchased Mr. Nicastro's rights to the 250,000 restricted shares for a purchase price of $3.5 million or $14.00 per share. This share price reflects a discount of $0.50 per share from the closing market price on May 6, 2003. The Company will record a charge to its statement of operations of $3.5 million in the June 2003 quarter to reflect this transaction.

9. LEGAL PROCEEDINGS

    See Item 1 of Part II for the status of Shuffle Master, Inc. legal proceedings.

10. RECEIVABLE UNDER AGREEMENT WITH MIDWAY GAMES INC.

    As of March 31, 2003, we have long-term receivables from our former subsidiary, Midway Games Inc. (Midway), in the amount of $2.8 million, primarily related to tax sharing, indemnification and separation agreements wherein each company is obligated for those taxes associated with their respective businesses. This advance by WMS to Midway will be repayable when Midway's future taxable income allows it to claim the benefit of certain tax losses on its tax returns. Through March 31, 2003, WMS has reduced the carrying value of this receivable by $0.4 million, representing the estimated discount to net present value based on WMS' estimate of when repayment of such advance is expected. Midway has continued to experience operating losses in its most recent fiscal year ended December 31, 2002 and the three months ended March 31, 2003. While WMS believes the amounts advanced under this agreement will be repaid, it is reasonably possible that such amount may not be recovered.

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

This report contains forward-looking statements concerning our future business conditions and outlook based on currently available information that involves risks and uncertainties. These statements reflect information as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of these risks and uncertainties, including, without limitation, the expansion of legalized gaming into new markets; the development, introduction and success of new games and new technologies; the ability to maintain the scheduling of these introductions; the occurrence of software anomalies that affect our games; our ability to implement our technology improvement plan; our ability to qualify for and maintain gaming licenses and approvals; and other risks more fully described under "Item 1. Business - Risk Factors" in our Annual Report on Form 10-K for the year ended June 30, 2002 and in our later filings with the SEC. We make no commitment to update any forward-looking statements, except as required by law, or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

SIGNIFICANT EVENTS AND TRENDS

TECHNOLOGY IMPROVEMENT PLAN

In January 2002, we began to execute a three-part technology improvement plan to address the near-, mid- and long-term needs for the operating system software that runs our gaming devices.

In the near term, we have improved the stability of our operating system by introducing two upgrades, version 2.57 and version 2.59. Version 2.57 was first approved by Mississippi regulators in June 2002 and by Nevada regulators in August 2002. We completed the upgrade of WMS hopper gaming devices in casinos to version 2.57 in Mississippi by June 30, 2002, and completed the upgrade in Puerto Rico in December 2002 and Nevada in early January 2003. Regulatory approval of the version 2.57 upgrade also resulted in our obtaining our first new game approvals in Nevada and Mississippi in over 9 months. All mandatory upgrades for the 2.57 version of the operating system are complete except for a casino in Ontario, Canada. Since its implementation, the 2.57 version has been substantially more stable than previous software versions. Other regulators may require upgrades in the future. We intend to make version 2.57 available in other jurisdictions as an optional upgrade.

Version 2.59, to upgrade our printer games, was approved by Gaming Laboratories Inc. (GLI) and the Nevada regulatory testing laboratory in the March 2003 quarter. We have installed version 2.59 in several riverboat and Native American casinos which are regulated by GLI. In Nevada, version 2.59 is about to begin a field trial being conducted by the Audit Division of the Nevada Gaming Control Board. Assuming successful completion of the field trial, we will begin the upgrade of our printer gaming devices in Nevada before the end of June 2003 and expect to complete the upgrade in July 2003. This upgrade is intended to comply with new printer requirements in Nevada and contains modest enhancements, robustness improvements and some new functionality for our games. Nevada is currently the only jurisdiction requiring all printer games be upgraded to version 2.59. Other regulators may require upgrades in the future. We intend to make version 2.59 available in other jurisdictions as an optional upgrade.

Our mid-term plan to introduce a new operating system and circuit board continues on schedule. Called CPU-NXT, it contains features and functionality currently demanded by our customers that our existing platform lacks. In order to mitigate risk, we adopted a dual path development strategy for CPU-NXT. We have an internally-developed version of CPU-NXT and an alternative version of CPU-NXT being developed externally by Sierra Design Group ("SDG"). Both versions have been submitted to the six major North American gaming labs, and we have begun to receive first lab approvals for this initial version of the operating system software. We expect to choose between these two alternative versions of CPU-NXT in early summer of 2003.

We expect field trials on CPU-NXT to begin in the June 2003 quarter. Our goal is to receive the first regulatory approval for the commercial version of CPU-NXT in the September 2003 quarter, with other approvals expected in the months thereafter. Based on past experience, we expect to receive new game theme approvals within a month or two after the approval of CPU-NXT. The timing of this approval is approximately the same as the first regulatory approval we expect to receive for our Bluebird(TM) cabinet, which will utilize the CPU-NXT operating system. Once approved, CPU-NXT will be available for sale and will also be retrofittable into the over 50,000 WMS gaming devices currently operating in North American casinos should customers elect to purchase an upgrade. We expect to ship our first Bluebird cabinets with new games on CPU-NXT in the December 2003 quarter.

For the long-term plan, we are in the process of evaluating specifications and requirements for our next generation operating system. We continue to refine the design and specifications to incorporate additional features we desire for this system, and have recently begun allocating resources to this longer-term effort.

OTHER RECENT MATTERS

We submitted the first version of our new mechanical reel-spinning game platform, developed for use on our Bluebird cabinet, to regulators in February 2003. Our goal for the June 2003 quarter is to begin field trials for this platform, with a targeted commercialization of this product in the March 2004 quarter.

Our proprietary wide area progressive system, which links multiple gaming devices in multiple locations, has been undergoing internal beta testing. In April 2003, the Nevada Gaming Commission approved WMS as an operator of inter-casino linked systems, which is the first of several key steps in launching our proprietary wide-area progressive system. We expect to launch this product late in fiscal 2004.

While we have received approvals for new games that utilize the version 2.57 and
2.59 operating systems, we anticipate that our revenues from sales of new gaming devices through the December 2003 quarter will improve only modestly over the levels experienced in the first nine months of fiscal 2003. We believe that some of our customers will wait to purchase our gaming devices until after CPU-NXT and Bluebird become available, as CPU-NXT is expected to be an improvement over our existing operating system and will include additional features and functionality desired by our customers that are lacking in the version 2.57 and
2.59 operating systems. As experienced in the March 2003 quarter, we expect continued strength from game conversions in the next six months, as operators seek the benefits of new WMS games, while they wait for CPU-NXT and the new cabinet.

As part of our technology improvement plan, we have pursued alternative development strategies for each phase of the plan, including licensing technology from third parties. For the short-term phase of the plan, our internally developed version 2.57 operating system has operated successfully to date in casinos in jurisdictions where it has been installed and, as a result, we no longer intend to implement an alternative operating system which was originally licensed, among other uses, to provide a back up during the short-term phase of the plan. In the December 2002 quarter, we recorded a pre-tax charge of $2.8 million, or $1.7 million after-tax or $0.06 per diluted share to write off this license agreement obligation.

At March 31, 2003, we had guaranteed minimum payments related to technology alternatives aggregating $4.2 million, all of which had been paid as advances. An additional $5.3 million of contingent payments may become payable based on future events. If we determine that we will not realize the value of a particular licensed-technology alternative, we will record an immediate charge against earnings at the time of such determination of up to $9.5 million if all of the remaining contingent payments become due and all of the remaining technology alternatives were to have no further value to us.

We have an agreement with IGT for the operation of SURVIVOR branded games on its wide area progressive system. Under this agreement we record our 50% proportionate share of revenues and costs from operating activities and all of the assets we own and liabilities we incur in connection with the operating activities in our consolidated financial statements under this agreement. In the March 2003 quarter, WMS expensed $0.4 million related to an estimated impairment of the SURVIVOR intellectual property license. In connection with this agreement, we may have a contingent liability of approximately $1.1 million related to the net realizable value of SURVIVOR inventory, which is not deemed probable at this time.

As of March 31, 2003, we have long-term receivables from our former subsidiary, Midway, in the amount of $2.8 million, primarily related to tax sharing, indemnification and separation agreements wherein each company is obligated for those taxes associated with their respective businesses. Through March 31, 2003 WMS has reduced the carrying value of the receivable by $0.4 million, representing the estimated discount to net present value based on WMS' estimate of when repayment of such advance is expected. While we believe the amounts advanced under this agreement will be repaid, it is reasonably possible that such amount may not be recovered.

Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of common stock held in treasury to Mr. Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director. This grant was issued in consideration for his service as Chairman of the Technology Committee of the Board of Directors, which was established to provide enhanced oversight of the timely completion of our technology improvement plan. The tax effected market value of the restricted stock grant at the date of the grant is recorded as unearned restricted stock as a separate component of stockholders' equity. On May 7, 2003, the Company purchased Mr. Nicastro's rights to the 250,000 restricted shares for a purchase price of $3.5 million or $14.00 per share. This share price reflects a discount of $0.50 per share from the closing market price on May 6, 2003. The Company will record a charge to its statement of operations of $3.5 million in the June 2003 quarter to reflect this transaction.

In September 2002, we entered into an agreement with Stargames Corporation Pty. Ltd., an Australian company, to be the exclusive distributor for their RAPID ROULETTE(TM) table gaming product in North America. This product combines a traditional roulette wheel and a live dealer with electronic betting stations to create a game that has the dual characteristics of a table game and a slot machine. RAPID ROULETTE has been approved by Nevada regulators, and we offered it as a leased game. We are also making additional modifications to the product for the Nevada market, which will require further Nevada approvals. We intend to seek approval in other jurisdictions. We do not expect RAPID ROULETTE to provide any material revenue or profit to us in fiscal 2003.

We entered into new agreements with SDG and Multimedia Games, Inc. ("Multimedia Games") in the September 2002 quarter. We granted SDG non-exclusive rights to distribute the MONOPOLY(TM) branded series of games developed by WMS for Washington State and to our proprietary base games for Washington State and New York State. We also granted non-exclusive distribution rights to Multimedia Games for the HOLLYWOOD SQUARES(TM) series of games for Washington State and non-exclusive rights to our proprietary base games for Washington State and Class II gaming venues. We earn a royalty fee from Multimedia and SDG for each licensed WMS game that they distribute in the defined territories. In addition, in each of the December 2002 and March 2003 quarters, we shipped 500 units of a 1,000 gaming cabinet order under an original equipment manufacturing agreement with Multimedia Games.

In the September 2002 quarter, we entered into new licensing agreements to expand our Classic TV Game Show Series(TM) of participation games, adding SHOP 'TIL YOU DROP(TM) and SUPERMARKET SWEEP(TM), which we expect to begin to launch in fiscal 2004.

In late December 2002 and January 2003, we received approval for new versions of the MONOPOLY branded participation games in Nevada and Mississippi, version 1.5 of our HOLLYWOOD SQUARES themed participation game for the Nevada, riverboat and Native American markets, and our PAC-MAN(TM) branded participation game in Mississippi. In the March 2003 quarter we received additional approvals for PAC-MAN FRENZY(TM) and HOLLYWOOD SQUARES version 1.5, as well as the first approvals of HOLLYWOOD SQUARES 2.0, called THE CENTER SQUARE(TM). We also received the first approvals of the next version of our MONOPOLY branded series, called FREE PARKING(TM), ahead of schedule. Given these new approvals, we expect that our revenue per day will increase modestly in the June 2003 quarter. We expect additional approvals for new game themes for these participation game series throughout calendar 2003.

CRITICAL ACCOUNTING POLICIES

During the quarter and nine months ended March 31, 2003, we have made no changes in our critical accounting policies or in the application of those policies, as reported in our Form 10-K for the year ended June 30, 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

We have adopted SFAS No. 143, SFAS No. 144, SFAS No. 146, SFAS No. 148 and FASI No. 45 as discussed in Note 7 to our financial statements above. Such adoption did not have a material effect on our balance sheet, statement of operations or cash flows.


LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and short-term investments of $72.6 million at March 31, 2003, exclusive of $2.0 million of restricted cash, along with our available $50.0 million bank revolving line of credit, and to a lesser extent, cash flow from operations, will be adequate to fund the anticipated level of expenses, capital expenditures, cash to be invested in participation games, and the levels of inventories and receivables required in the operation of our business. We are currently in the process of negotiating the renewal of our revolving line of credit, which expires on May 21, 2003. For the next twelve months we do not expect to be dependent on cash flow from operations due to the amount of cash and short-term investments we have and the availability of our bank revolving line of credit. We have no outstanding debt.

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

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of regional office facilities and some equipment and for minimum guaranteed royalty payments, which we discussed in Note 11 to the financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2002. None of our leased office facilities are in excess of our current needs. The total potential royalty commitments, including payments already made and those contingent upon future events, increased from $29.6 million at June 30, 2002 to $33.4 million at March 31, 2003. Please refer to Note 8 to our financial statements above for additional details. We do not have any special purpose entities for investment or the conduct of our operations. We do have an agreement with IGT related to the operation of SURVIVOR branded gaming devices on its wide area progressive system, under which we record in our consolidated financial statements our 50% proportionate share of revenues and costs from operating activities under that agreement, and the full value of assets we own and liabilities we incur in connection with the operating activities. We have not entered into any derivative financial instruments, although we have stock options granted to employees, members of our Board of Directors and consultants. We do not currently have any significant firm purchase commitments for raw material inventory.

Cash provided by operating activities was $15.5 million for the first nine months of fiscal 2003, as compared to cash provided of $42.0 million for the first nine months of fiscal 2002. The current period decrease relative to the comparable prior year period was due to lower net income and a decrease in operating assets and liabilities partially offset by greater depreciation expense, the $1.8 million non-cash charge for the write off of the operating system license agreement in the current year period, and $0.5 million of other non-cash expenses related to intellectual property impairment charges. The changes in operating assets and liabilities resulted in $4.8 million of cash outflow for the nine months ended March 31, 2003, compared with a cash inflow of $12.8 million during the comparable prior year period. The cash outflow for the nine months ended March 31, 2003 was primarily due to a $10.4 million increase in long-term royalty advances for new technology and brand licenses, and a $1.7 million increase in long-term receivables partially offset by a $2.0 million increase in current liabilities, a $2.0 million decrease in current income taxes receivable, a $1.1 million reduction in accounts receivable, and a $1.5 million reduction in other current assets from the comparable balances at June 30, 2002. The reduction in accounts receivable and other current assets and increase in current liabilities is due to a lower level of revenues and higher expenses. The decrease in income taxes receivable reflects collection of monies from taxing authorities. The cash inflow for the nine months ended March 31, 2002 was primarily due to a $23.6 million decrease in receivables partially offset by a $3.3 million increase in inventories and a $6.3 million reduction in current liabilities from the comparable balances at June 30, 2001. We have not experienced significant bad debt expense in any of the periods presented. We anticipate continued low levels of cash from operations over the next six months due to anticipated lower revenues from decreased game sales and higher research and development expenses to implement our technology improvement plan and product line enhancement plans.


Cash used for investing activities was $14.5 million for the nine months ended March 31, 2003, compared with $28.7 million for the comparable prior year period. Cash used for the purchase of property, plant and equipment for the nine months ended March 31, 2003 was $10.2 million compared with $12.1 million for the comparable prior-year period. This decrease is due to lower renovation costs in the current nine month period related to converting our Chicago facility into a technology campus, partially offset by increased costs related to the ongoing implementation of our new enterprise resource planning information system. Cash used for additions to participation gaming devices was $15.6 million and $12.7 million for the nine months ended March 31, 2003 and 2002, respectively. The increase in the nine months ended March 31, 2003 was due to our PAC-MAN themed games, which were introduced in May 2002, as well as top box conversions and replacement of fully depreciated units. Cash of $11.3 million was provided by the redemption of short-term investments for the nine months ended March 31, 2003, compared to $1.3 million used for the purchase of such investments in the comparable prior year period. We used $2.5 million of cash in the nine months ended March 31, 2002 for the acquisition of Bigfoot Software Research and Development, LLC, which is now engaged in the design and development of a proprietary wide area progressive system for us.

In August 2002, we completed our twelve-month, $20 million common stock share repurchase program that had been authorized by our Board of Directors in January 2002. In September 2002, our Board of Directors authorized an additional twelve-month, $10 million common stock share repurchase program, which we completed in the March 2003 quarter. During the nine months ended March 31, 2003, we repurchased 1,855,700 shares for an aggregate price of $21.4 million under both programs. Since the inception of the first common stock repurchase program in January 2002, we have repurchased 2,401,200 shares of our common stock, or 7.4% of our previously outstanding shares for $30 million at an average price of $12.49 per share.

In April 2003, our Board of Directors authorized a new twelve-month plan to repurchase up to an additional $10 million of our common stock in open market or privately negotiated transactions from time to time. This program could further reduce our cash balance and number of outstanding common shares through April 2004. The timing and actual number of shares to be purchased will depend on market conditions.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2002

Consolidated revenues increased 15.8% to $41.8 million in the quarter ended March 31, 2003 from $36.1 million in the quarter ended March 31, 2002. Total revenue increased $5.7 million: $7.4 million from increased product sales revenue partially offset by $1.7 million from decreased participation and lease revenue. We shipped 1,601 video and reel-type gaming devices in the current quarter, plus 500 gaming stations under an original equipment manufacturing
(OEM) agreement, resulting in product and parts sales of $20.3 million versus 948 gaming devices resulting in $12.9 million of product and parts sales in the comparable prior year quarter. The increase was primarily due to higher gaming machine sales to customers outside North America, which accounted for 67% of units sold in the current quarter compared to 56% in the prior year's quarter. We shipped over 1,300 conversion kit sales during the current quarter, as operators refreshed their installed WMS gaming devices with newly approved WMS games. Parts, used games, OEM and game conversion revenue, which is included in product sales revenue, increased 51.5% in the March 2003 quarter to $7.3 million from $4.8 million in the prior year's quarter due to the greater customer demand for each of these revenue sources. The average sales price for our new gaming devices decreased from $8,481 in the prior year's quarter to $8,085 in the current year's quarter due to the mix in gaming devices sold.

Participation and lease revenue decreased from $23.2 million in the March 2002 quarter to $21.5 million in the March 2003 quarter. The decrease in participation revenue was mainly due to a decline from the prior year quarter in the average installed base of participation games by 407 units to 5,336 units and a decrease in the net revenue per day from $38.53 to $37.10. The period end installed base decreased sequentially from December 31, 2002 by 277 units to 5,300 units at March 31, 2003, and compares to 5,647 units installed at March 31, 2002. The decline in the installed base in the March 2003 quarter resulted from our current gaming platform not supporting key features and functionality that casino operators now demand, such as certain cashless gaming options and multi-denominational and tokenization capabilities. Several casino operators have removed our participation games because our current platform does not support the dual port EZ pay system. In addition, competition for floor space has intensified as casinos have more participation product to choose from. The net participation backlog, which represents customer indications of interest in our participation games, stood at over 400 units as of April 28, 2003, an increase of 45% from our net backlog at December 31, 2002. In addition, we have a backlog of over 1,000 requests for game conversions to new participation themes.

Consolidated gross profit in the quarter ended March 31, 2003 increased 10.8% to $24.3 million from $22.0 million in the quarter ended March 31, 2002. The gross margin percentage decreased from 60.9% in the quarter ended March 31, 2002 to 58.3% in the quarter ended March 31, 2003. The decrease in the overall gross margin percentage resulted from a shift in the revenue mix from higher margin participation and lease revenues to lower margin product sales. Participation and lease revenues represented 51.5% of total revenues in the March 2003 quarter, compared to 64.3% in the March 2002 quarter. The gross profit margin percentage on product sales was 36.7% in the March 2003 quarter, compared to 20.0% in the March 2002 quarter. The margin was 16.7 percentage points above the prior year's quarter because higher margin products represented a greater percentage of product sales revenues and higher production volume decreased cost per unit sold, partially offset by a decrease in the average sales price per unit. The gross profit margin percentage on participation and lease revenues decreased from 83.5% in the March 2002 quarter to 78.5% in the March 2003 quarter due to the decrease in the net revenue per day, lower gross margin on the SURVIVOR wide area progressive product, which was first introduced in April 2002, and higher royalties payable to licensors.

Research and development expenses were $9.9 million in the current quarter compared to $6.7 million in the prior year's quarter. The increase in research and development cost is due to the ongoing execution of our technology improvement plan and preparation to expand our product offerings. We expect continued higher research and development expenses in upcoming periods to concurrently complete our technology improvement plan while expanding our product offerings.

Selling and administrative expenses increased 35.5% from $9.5 million in the prior year's quarter to $12.9 million in the current year's quarter, due to costs incurred in preparation for our launch of CPU-NXT, Bluebird cabinets and new games, ongoing costs incurred to implement a new enterprise resource planning system and increased legal expenses. We expect our selling and administrative expenses will continue to grow as we get closer to commercializing the CPU-NXT operating system.

Depreciation and amortization, which includes depreciation of participation games, increased during the current year's quarter to $6.7 million from $6.3 million in the prior year's quarter due to higher depreciation of top box conversion capitalized costs.

We incurred an operating loss of $5.2 million in the current year's quarter, compared to an operating loss of $0.6 million in the prior year's quarter. The financial results of the current year's quarter reflect the increase in research and development, selling and administrative and depreciation expenses, partially offset by an increase in gross profit.

The effective income tax rate for the current quarter, which includes both current and deferred taxes, reflects a benefit of $665,000 from a reduction in prior year taxes, which were less than amounts previously provided.

Our net loss was $ 1.9 million or $0.06 per share for the current year's quarter compared to nil per diluted share for the prior year's quarter.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2002

Consolidated revenues decreased 2.8% to $127.8 million in the nine month period ended March 31, 2003 from $131.5 million in the nine month period ended March 31, 2002. Total revenue decreased $3.7 million: $2.1 million from decreased product sales revenue and $1.6 million from a decrease in participation and lease revenue. We shipped 4,406 video and reel-type gaming devices in the current nine month period, plus 1,000 gaming stations under an OEM agreement resulting in product and parts sales of $57.1 million versus 5,604 gaming devices resulting in $59.2 million of product and parts sales in the comparable prior year period. The decrease was primarily due to lower North American unit sales resulting from decreased demand for our gaming machines while WMS implements its three-part technology improvement plan. Parts, used games, OEM and game sales conversion revenues, which are all included in product sales revenues, increased 64.8% in the nine months ended March 2003 to $20.8 million from $12.6 million in the nine months ended March 2002 due to greater customer demand for these revenue sources. The average sales price for our new gaming devices decreased slightly from $8,314 in the prior year's nine month period to $8,237 in the current year's nine month period due to the mix of gaming devices sold.

Participation and lease revenue decreased slightly from $72.3 million in the 2002 nine month period to $70.7 million in the 2003 nine month period primarily due to a decline in the installed base. The installed base at March 31, 2003 declined to 5,300 units compared to 5,647 units installed at March 31, 2002. The decline in the installed base resulted from our current gaming platform not supporting key features and functionality that casino operators now demand, such as certain cashless gaming options and multi-denominational and tokenization, and because we did not receive approvals for new participation themes as we originally anticipated. Average revenue per day for machines decreased from $39.18 in the 2002 nine month period to $38.51 in the 2003 nine month period. The net participation backlog, which represents customer indications of interest in our participation games, stood at over 400 units as of April 28, 2003, an increase of 45% from our net backlog at December 31, 2002. In addition, we have a backlog of over 1,000 requests for game conversions to new participation themes.

Consolidated gross profit in the nine month period ended March 31, 2003 declined 6.3% to $78.5 million from $83.8 million in the nine month period ended March 31, 2002. The gross margin percentage decreased from 63.7% in the nine month period ended March 31, 2002 to 61.4% in the nine month period ended March 31, 2003. The decrease in the overall gross margin percentage resulted from lower gross margin percentages from participation and lease revenues, partially offset by a higher margin on product sales. Participation and lease revenues were 55.3% of total revenues in the 2003 nine month period, compared to 55.0% in the 2002 nine month period. The gross profit margin percentage on product sales was 38.5% in the 2003 nine month period, compared to 37.7% in the 2002 nine month period. The margin was 0.8 percentage points above the prior year's nine month period due to higher margin parts, OEM and game sales conversion revenues representing a greater percentage of total product sales revenues partially offset by the impact of lower production volumes and a decrease in the average sales price per unit. The gross profit margin percentage on participation and lease revenues decreased from 85.0% in the 2002 nine month period to 79.9% in the 2003 nine month period primarily due to the decrease in net revenue per day, lower gross margin on the SURVIVOR wide area progressive product, which was first introduced in April of 2002, higher conversion and parts costs, and higher royalties payable to licensors.

Research and development expenses were $29.3 million in the current nine month period and include the $2.8 million write-off of the operating system licensing agreement. This compares to $17.9 million of research and development costs in the 2002 nine month period which included $0.4 million of employee separation costs. The increase in research and develop cost is due to the ongoing execution of our technology improvement plan and product line enhancement efforts. We expect continued higher research and development expenses through fiscal 2003 to complete our technology improvement plan and expand product offerings.

Selling and administrative expenses increased from $35.5 million in the prior year's nine month period to $36.5 million in the current year's nine month period. The prior year's nine month period included $0.7 million for employee separation costs. The current nine month period reflects the headcount reductions and other cost containment measures implemented in calendar 2002 to manage controllable expenses given the reduced revenues we experienced offset by ongoing costs incurred in preparation for our launch of CPU-NXT, Bluebird cabinets and new games, ongoing costs incurred to implement a new enterprise resource planning system, and increased legal expenses.

Depreciation and amortization, which includes depreciation of participation games, increased during the current year's nine month period to $20.7 million from $18.4 million in the prior year's nine month period due to the replacement of fully depreciated participation gaming devices and higher top box capitalized cost in the current nine month period.

We incurred an operating loss of $8.0 million in the current year's nine month period, compared to operating income of $12.0 million in the prior year's nine month period. The financial results of the current year's nine month period reflect lower gross profit, higher research and development costs related to new products and technology platforms, including the $2.8 million pre-tax charge for the write off of the operating system licensing agreement, as well as higher selling and administrative expenses and depreciation expense.

The effective income tax rate for the March 2003 nine month period, which includes both current and deferred taxes, reflects a benefit of $665,000 from a reduction in prior year taxes, which were less than amounts previously provided.

Our net loss was $3.1 million, or $0.10 per share, for the current year's nine month period compared to net income of $9.1 million, or $0.28 per diluted share, for the prior year's nine month period. The 2003 nine month period reflects a pre-tax charge of $2.8 million, $1.7 million after tax or $0.06 per diluted share for the write off of the operating system license agreement. The 2002 nine months reflects a pre-tax charge of $1.3 million, $0.8 million after tax or $0.03 per diluted share for employee separation costs.

MONOPOLY(TM) and FREE PARKING(TM) are trademarks of Hasbro, Inc 2003 Hasbro, Inc. All rights reserved. Used with permission.

HOLLYWOOD SQUARES(TM) and THE CENTER SQUARE(TM) are trademarks of King World Productions, Inc. All rights reserved.

PAC-MAN(TM) and PAC-MAN FRENZY(TM) and (C), 1980 Namco Limited. All rights reserved.

SURVIVOR(TM) is a trademark of Survivor Productions LLC.

RAPID ROULETTE(TM) is a trademark of Stargames Corporation Limited and Crown Limited.

SHOP 'TIL YOU DROP(TM) and all related logos are the trademarks and service marks of Stone Stanley Entertainment. All rights reserved.

SUPERMARKET SWEEP(TM) is a trademark of Al Howard Productions, Inc.

Classic TV Game Show Series(TM), CPU-NXT(TM) and Bluebird(TM) are trademarks of WMS Gaming Inc. All rights reserved.


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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 13, 2002, we filed a lawsuit against Shuffle Master, Inc. in the United States District Court for the District of Nevada in Las Vegas. The suit, as amended, alleged that Shuffle Master (i) violates our trade dress, (ii) makes false claims and false advertising, and (iii) infringes certain WMS patents relating to bonusing technology. Shuffle Master responded and counterclaimed in the Nevada action seeking declaratory relief that it had not infringed WMS trade dress or patents.

On February 24, 2003 Shuffle Master filed an action against WMS Gaming, Inc. and Bally Gaming, Inc. in the U.S. District Court for the Northern District of Illinois alleging infringement of Shuffle Master's second event multiplier patent.

On March 28, 2003, WMS and Shuffle Master reached an agreement to settle all pending litigation between the parties. The settlement agreement provides for, among other things, cross-licenses of the specified technologies between the companies and permits Shuffle Master to convert a limited number of our games in the field. The settlement did not have a material impact on the balance sheet, income statement or cash flows of the Company.

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

 10.1 Relocation compensation letter, dated March 6, 2003 between our wholly owned subsidiary, WMS Gaming Inc., WMS and Seamus McGill, Executive Vice President of Sales and Marketing of WMS Gaming Inc.

 10.2 Employment offer letter, dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary.

 10.3 Purchase and Settlement Agreement, dated May 7, 2003, between WMS Industries Inc. and Louis J. Nicastro.

 99.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)      Reports on Form 8-K.

           Current report on Form 8-K filed January 28, 2003 under item 9 (reporting item 12 issues).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WMS INDUSTRIES INC.

Dated:  May 14, 2003                 By: /s/  Scott D. Schweinfurth
                                         ------------------------------
                                         Scott D. Schweinfurth
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                          Officer)

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 14, 2003

                                                       /s/ Brian R. Gamache
                                                       ------------------------
                                                       Brian R. Gamache
                                                       Chief Executive Officer

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

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 14, 2003

                                                   /s/ Scott D. Schweinfurth
                                                   -------------------------
                                                   Scott D. Schweinfurth
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

  EXHIBIT
  NUMBER                                        DESCRIPTION
  -------                                       -----------
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

  10.1 Relocation compensation letter, dated March 6, 2003 between our wholly owned subsidiary, WMS Gaming
                           Inc., WMS and Seamus McGill, Executive Vice President of Sales and Marketing of WMS Gaming Inc.

  10.2                     Employment offer letter, dated November 22, 2002, to
                           Kathleen J. McJohn, Vice President, General Counsel and Secretary.

  10.3 Purchase and Settlement Agreement, dated May 7, 2003, between WMS Industries Inc. and Louis J. Nicastro.

  99.1                     Certifications of the Chief Executive Officer and
                           Chief Financial Officer pursuant to 18 U.S.C. Section
                           1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.