Form 10-K
period 2003-06-30
WMS INDUSTRIES INC /DE/
filed 2003-09-24
CIK 350077

________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003

Commission file number 1-8300

WMS INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2814522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 South Northpoint Blvd., Waukegan, Illinois	60085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 785-3000

Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of each class	on which registered

Common Stock, $.50 par value	New York Stock Exchange
Stock Purchase Rights pursuant to Rights Agreement	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑       No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes ☑       No ☐

     The aggregate market value of the shares of common stock held by non-affiliates of the registrant on December 31, 2002 was $456,907,691. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On September 16, 2003, the number of shares of common stock outstanding (excluding 3,007,602 shares held as treasury shares) was 29,350,713 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement to be filed on or about October 22, 2003 with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.

      This report contains “forward-looking statements,” within the meaning of the federal securities laws. These statements describe our plans, strategies and goals and our beliefs concerning future business conditions and the outlook for WMS based on currently available information. Forward looking statements are typically identified by words such as “may,” “will,” “should,” “seek,” “expect,” “anticipate,” “believe,” “estimate,” “intend” and similar expressions. Our actual results could differ materially from those described in the forward-looking statements due to a number of risks and uncertainties, including the risks set forth under “Item 1. Business — Risk Factors.” We assume no obligation to update publicly any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Forward-looking statements may be found in the materials set forth under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other items in this report.

      Bee Bucks, Bluebird, Bottom Line, CPU-NXT, Crocodile Cash, Hot Properties, Hot Toppings, Jackpot Party, Jackpot Stampede, Leprechaun’s Gold, Love to Win, Party Train, Puzzle Pays, Roll Credits, Toast of the Town, Winning Recipe, X-Marks the Spot and WMS Gaming are trademarks of our subsidiary WMS Gaming Inc. Product names mentioned in “Item 1. Business — Products” in this report are trademarks of WMS Gaming Inc., except where they are licensed. BOSE is a trademark of Bose Corporation. HOLLYWOOD SQUARES and THE CENTER SQUARE are trademarks of King World Productions, Inc. JUMBLE is a trademark of Tribune Media Services, Inc. Megajackpots is a trademark of International Game Technology, Inc. MEN IN BLACK is a trademark of Columbia Pictures Industries, Inc. MONOPOLY, SCRABBLE, Free Parking, Mr. Monopoly, Chance and Community Chest are trademarks of Hasbro, Inc. PAC-MAN and PAC-MAN Frenzy are trademarks of Namco Ltd. PICTIONARY is a trademark of Pictionary Incorporated. RAPID ROULETTE is a trademark of Stargames Corporation Pty Ltd. SURVIVOR is a trademark of Survivor Productions LLC.

PART I

Item 1.  Business.

Development of Our Business

      WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. and succeeded to the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors. We design, manufacture and market gaming machines and video lottery terminals, or VLTs.

      We conduct our gaming machine business through our subsidiary WMS Gaming Inc., which markets our products under the WMS Gaming trademark. Our fiscal year begins on July 1 and ends on June 30. For information about our revenues, net income and assets, see our consolidated financial statements included in this report.

      During fiscal 2001, we discontinued the contract manufacturing of coin-operated video games. The financial position, results of operations and cash flows of that business are reported as discontinued operations in our consolidated financial statements included in this report.

      On June 25, 2003 we completed a private placement of $100 million principal amount of 2.75% Convertible Subordinated Notes due July 15, 2010. On July 3, 2003 we issued an additional $15 million upon exercise of the over allotment option in the note agreement. We have registered the notes and underlying common stock for resale with the Securities and Exchange Commission.

      Our principal executive offices are located at 800 South Northpoint Blvd., Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our Internet website is located at www.wmsgaming.com. Through our Internet website, we make available free of charge, as soon as reasonably practical after the information has been filed with or furnished to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. We will also provide electronic or paper copies of these reports free of charge upon request to our principal office, Attention: Treasurer. Information contained on our website is not part of this report.

Company Overview

      We design, manufacture and market innovative gaming machines and video lottery terminals, or VLTs. We seek to develop gaming machines that offer high entertainment value and generate greater revenues for casinos and other gaming machine operators than the gaming machines offered by our competitors. Our gaming machines feature advanced graphics, digital sound and engaging game themes, and most incorporate secondary bonus rounds. Some of our games use licensed, well-recognized brands such as MONOPOLY, HOLLYWOOD SQUARES and PAC-MAN. In designing our gaming machines, our approximately 355 designers, engineers, artists and development personnel build upon our almost 60 years of experience in designing and developing fun, humorous and exciting games. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in 50 foreign gaming jurisdictions. For fiscal 2003, 2002 and 2001 we generated $178.7 million, $174.7 million and $263.8 million in total revenue, respectively.

      We generate revenue in two principal ways. First, we have product sales where we sell gaming machines, conversion kits, parts, used equipment and original manufactured equipment to casinos and other licensed gaming machine operators. For fiscal 2003, 2002 and 2001, we generated $85.7 million, $75.6 million and $173.6 million in product sales, respectively. Second, we have gaming operations consisting of leasing of “participation games” and royalties we receive from third parties under license agreements to use our games. “Participation games,” as used throughout this report, refers to leasing our gaming machines based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive games, a percentage of the amount wagered. For fiscal 2003, 2002 and 2001 we generated $93.0 million, $99.1 million and $90.2 million in gaming operations revenue, respectively. We offer VLTs either for sale or as participation games.

      Our portfolio of participation games includes games based upon the MONOPOLY, Puzzle Pays, HOLLYWOOD SQUARES and PAC-MAN brands, among others. We have the ability to place these games on a participation basis because the popularity of branded games generates higher wagering and net win than traditional gaming machines. Our participation game portfolio:

•	had an installed base of 5,086 participation gaming machines as of June 30, 2003;

•	generated average daily revenue to us of $39.19 per gaming machine for fiscal 2003; and

•	generated a 77% gross margin during fiscal 2003, together with other gaming operations revenue sources.

      The products that we offer for sale currently consist of multi-coin, multi-line video gaming machines and some mechanical reel-spinning slot machines. We are one of the original developers of multi-coin, multi-line video gaming machines in the U.S. market. Our video gaming machines include engaging themes, advanced graphics and digital sound effects and music.

      In fiscal 1999, we introduced the first of our participation games, a series of four MONOPOLY themed gaming machines, under our exclusive license to use the widely-recognized MONOPOLY trademark for use on casino-style gaming machines. Since then, we have continued to introduce additional MONOPOLY and other branded, themed gaming machines.

      In 2001, we experienced software anomalies in the operating system software that drives our gaming devices that permitted player cheating. As a result of these anomalies and the publicity concerning them, we experienced delays in receiving approvals for new games pending completion of regulatory review of upgrades to our operating system software. These delays resulted in both lower game sales and lower participation game revenues because we were unable to refresh our installed base of participation games on our planned schedule. To address the software anomaly issues and to revitalize our technology foundation, in January 2002, we announced a three-part technology improvement plan to improve the stability of the operating system software. In fiscal 2003, we stabilized our existing operating system software and began to receive approvals for new games. We also met key milestones on the mid-term phase of our technology improvement plan.

      In fiscal 2004 we plan to introduce our new CPU-NXT operating system and Bluebird cabinet, expand our product offerings to include video poker and mechanical reel-spinning games, and offer an increased number of new game themes. We believe that the introduction of an increasing number of games and a broader range of new products will enable us to drive strong product sales unit growth and profitability going forward.

      See “Business Strategy” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industry Overview

      Casino operators continuously seek to increase revenue growth at their existing casinos. The importance of gaming machine revenue to the casino operators’ profitability has created demand for gaming machines that have the ability to generate superior earnings. As a result, the pace of innovation in game design has accelerated, and gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value of gaming machines. We believe that three of the most significant recent developments in gaming machine design have been the development of video gaming machines that simulate mechanical reel-spinning slot machines, the introduction of gaming machines with secondary bonus rounds, and cashless gaming.

•	Video gaming machines that simulate a mechanical reel-spinning slot machine on a video screen are predominantly multi-coin, multi-line gaming machines that offer multiple distinct pay lines and allow up to 200 or more coins to be wagered on a single play. This tends to increase the average wager per play.

•	Secondary bonusing allows a player to advance beyond the primary game into a bonus round if the player obtains a specified result in the primary game. The bonus round is designed to create significant player appeal by giving the player more interactive options and a sense of investment in the game. This encourages the player to continue to play the primary game in an effort to achieve the bonus round. In addition, the bonus round gives our game designers an opportunity to incorporate additional entertaining content into the game.

•	Various forms of cashless gaming reduce casino operators’ costs and machine downtime as coins are no longer dispensed from the gaming device when a casino patron wants to cash out. Instead, the gaming device prints tickets or, through casino systems, banks the payout in an account for the casino patron.

      We expect continued demand for multi-coin, multi-line video gaming machines and other gaming machines that offer the player secondary bonus rounds and other enhanced entertainment features, which we believe result in higher coin in and net win per machine for casinos. As casino operators determine which form of cashless gaming they want in their casinos, we believe demand for gaming devices that support cashless gaming will continue to increase.

      Some of the gaming machines with secondary bonusing features and entertaining themes generate significantly more coin in per day than the other gaming machines on the casino floors, allowing gaming machine manufacturers to lease some of the highest-earning machines to casino operators as participation games. This allows gaming machine manufacturers to share in the superior earnings of these games and to generate a recurring revenue stream for themselves.

      Another revenue-sharing model that has been employed by some manufacturers is a wide-area progressive system. A wide-area progressive system enables gaming machines in multiple casinos within a gaming jurisdiction to contribute to and compete for large system-wide progressive jackpots. Wide-area progressive systems are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-linked, stand-alone gaming machine. Net win per gaming machine on wide-area progressive systems are generally higher than on non-linked gaming machines on a casino floor. We expect the demand for wide-area progressive jackpot games to increase modestly.

      VLTs include both video and mechanical reel-spinning gaming machines. VLTs are sold, leased to, or operated as participation games by government agencies that desire to raise revenue for the jurisdictions in which they operate. Most VLTs are linked to a central computer for accounting and security purposes and are monitored by state lotteries or other government authorities. Unlike gaming machines designed for the casino market, most VLTs are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants. In recent years, several U.S. states have enacted legislation permitting VLTs for the first time.

Business Strategy

      Our business strategy is to increase our market penetration in major regulated gaming jurisdictions worldwide by developing entertaining products and providing outstanding service. This strategy includes the following elements:

      Revitalizing Our Technology Foundation: In January 2002, we embarked on a technology improvement plan designed to stabilize and update our existing operating system and position us for future growth. We have received the requisite regulatory approvals for upgraded versions of our legacy software. We have submitted CPU-NXT, our new operating system and gaming platform, to regulators and received our first regulatory approval for this platform in September 2003. This new platform contains features that our legacy platform lacks. We continue to work to incorporate new technologies into our software and platforms in anticipation of evolving customer preferences and future regulatory requirements.

      Leveraging Our Product Development Expertise to Introduce Innovative New Games: We have almost 60 years of experience developing fun, humorous and exciting games. Over the past two years, we have enhanced our game development efforts by adding key management, design personnel and software engineers to our product development group. We have organized our game development team into a studio format to help promote innovation while maintaining a focused development approach in an effort to maximize the stability and entertainment value of our products. We believe that our proven game development capabilities, combined with the additional functionalities and enhanced features of our new gaming platforms, will enable us to increase our market share.

      Introducing our new Bluebird Cabinets: We expect to receive the first regulatory approval of our new Bluebird cabinets in November 2003. Bluebird cabinets incorporate features such as ergonomically engineered button panels, 19-inch digital, high-resolution flat screen monitors, sound systems provided by Bose and simultaneous coin-in/coin-out and cashless capabilities. At the most recent American Gaming Summit in January 2003, industry experts selected the Bluebird cabinet as one of the top three most innovative new gaming products for 2002.

      Expanding the Breadth of Our Product Offerings: We expect to expand our product lines to be able to fully serve casino operators’ gaming machine requirements. Our existing products focus primarily on the multi-coin, multi-line video-based market segment. Subject to regulatory approval over the next twelve months, we plan to introduce new products to address the following market segments:

•	Mechanical Reel-Spinning Gaming Machines — We have submitted the initial version of our new mechanical reel-spinning gaming platform in the new Bluebird cabinet to regulators and anticipate introducing our first new games on this new platform in the spring of 2004. We believe the mechanical reel-spinning gaming machine market is an attractive opportunity, as it represents the largest portion of the global installed base of gaming machines.

•	Video Poker Games — We plan to introduce proprietary video poker games on our new video gaming platform in the new Bluebird cabinets beginning in the spring of 2004.

•	Wide-Area Progressive Gaming Machine Systems — Wide-area progressive systems are inter-casino systems that electronically link gaming machines located in various casinos to a central computer, which controls a progressive jackpot that increases with every wager placed on linked gaming machines. We were approved as an operator of an inter-casino linked system by the Nevada regulators in April 2003. We submitted the associated equipment to support the wide-area progressive system for regulatory approval in the summer of 2003 and expect to introduce a proprietary wide-area progressive product to our customers in July 2004.

      Maximizing the Potential of Our Participation Games and Exclusive Licenses of Popular Themes: As the exclusive licensee of the MONOPOLY brand for use with gaming machines, we converted a popular trademark into a successful line of superior-earning gaming machines. We have also licensed additional brands and now have five series of participation game themes with an aggregate installed base of 5,086 participation games as of June 30, 2003. We expect to introduce a new branded series, MEN IN BLACK in fiscal 2004. The name recognition and creative game design of our branded products have allowed us to lease them to casino operators on a participation basis, generating a high-margin recurring revenue stream for us. We continue to pursue new licensed brands and additional themes based on the guidance of focus group testing of casino patrons.

      Continuing Our Expansion into International Markets: We are authorized to conduct business in 50 foreign gaming jurisdictions. Revenues from our foreign customers increased by 57.6% to $48.4 million for the fiscal year ended June 30, 2003 from $30.7 million for the fiscal year ended June 30, 2002. We anticipate continued growth in foreign markets with the introduction of additional game titles. See Note 3 to our Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data.”

Products

      We have established a line of video and mechanical reel-spinning gaming machines and VLTs incorporating highly entertaining themes and innovative gaming features. Our gaming machines’ technological features include dual-screen video monitors and touch-screen video displays for video gaming machines, advanced graphics, and proprietary sound systems or new sound systems provided by Bose for music, voice-overs and sound effects. Our new CPU-NXT operating system supports added functionality and increased graphic capability and speed of play. Our Bluebird cabinet provides enhanced high resolution monitors, a sound system provided by Bose, and an ergonomic design. Engaging and humorous themes and a high degree of player interactivity are incorporated into each of our games, particularly in the secondary bonus round. We believe that by designing gaming machines that are fun and interesting to play and incorporating the latest gaming technologies, we supply gaming machines with superior player appeal.

      Our games integrate a secondary bonus round as an addition to the basic game to create a game-within-a-game for more exciting and interactive play. If players achieve various milestones in the game, they move on to play a secondary game without additional wagering for the additional bonuses. The secondary game gives the player a sense of investment in the game. The player is encouraged to continue wagering on the basic game in the hope of entering the secondary bonus game. The player can win in both the basic game and the secondary game. In our secondary bonus games, the player has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters that will be used to obtain or reveal the bonus. Amusing or familiar graphical and musical themes add to the player appeal of our games.

Games for Sale

      We offer the following products for sale:

•	Multi-coin, multi-line video gaming machines. Our line of multi-coin, multi-line, themed gaming machines combine advanced graphics, digital sound effects and music, and secondary bonus games. In the basic game, the video screen of these gaming machines simulates traditional mechanical reel-spinning slot machines. In our bonus games, the video screen shows a variety of amusing interactive themed content. Depending on the machine, the player can wager up to 200 coins per play.

•	Mechanical reel-spinning slot machines. Last year, the Telnaes extended-odds technology patent expired, so we can now use that technology, which enhances the design flexibility and entertainment value of our games. As a result, we expect to introduce a new line of mechanical reel-spinning gaming devices in our new Bluebird cabinet and increase our presence in this market starting in the June 2004 quarter. We did not introduce any new mechanical reel-spinning games in fiscal 2003 or in fiscal 2001. We introduced one new mechanical reel-spinning game in fiscal 2002.

      During fiscal 2003 and 2002, we released the following new games for sale:

2003	2002

Roll Credits	Hot Toppings
Jackpot Stampede	Leprechaun’s Gold
Toast of the Town	Love to Win
X-Marks the Spot	Bottom Line
Crocodile Cash

      Our sales of new gaming machines, primarily video gaming machines, were 6,867 units in fiscal 2003 compared to 6,916 units in fiscal 2002 and 19,070 units in fiscal 2001. The lower unit levels for the last two fiscal years resulted from regulators withholding or delaying new game approvals and our customers delaying purchases as they scrutinized our progress in implementing our three-part technology improvement plan to stabilize our operating system software and awaited our new products on our new platform. In September 2003, we received the first approvals for nine video games for sale on our new CPU-NXT operating system. We expect to introduce a total of 26 games for sale in fiscal 2004, subject to regulatory approval. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Participation Games

      In fiscal 1999, we introduced the first of our participation games, a series of four MONOPOLY themed games under an exclusive license from Hasbro, Inc. In April 2003, we introduced Free Parking, the eleventh game in the MONOPOLY series, and we intend to introduce two new MONOPOLY branded participation games per year to keep the brand fresh and entertaining. Our game designers use secondary bonus rounds in combination with the actual elements of the MONOPOLY board game to create the highly entertaining games. These elements include Mr. MONOPOLY, Chance, Community Chest and the distinctive game board and tokens, some set to a background of big band music. Most of our participation games are multi-coin, multi-line video games, although some of the earlier games are mechanical reel-spinning gaming machines.

      In fiscal 2001, we introduced Puzzle Pays, a second series of participation games, based on popular licensed puzzle game themes. The first game in the Puzzle Pays series was JUMBLE, based on the popular scrambled word game appearing in newspapers nationwide. Two additional Puzzle Pays gaming machines followed: Bee Bucks, the sequel to JUMBLE, and a SCRABBLE themed game. In fiscal 2003, we had limited introductions of two additional Puzzle Pays gaming machines, PICTIONARY and SCRABBLE Winning Recipe.

      In fiscal 2002, we launched three new participation game series: HOLLYWOOD SQUARES, in the winter of 2001; PAC-MAN, based on the popular classic arcade game, in the spring of 2002; and SURVIVOR, based on the popular television show in the spring of 2002. The SURVIVOR game was commercialized in association with International Game Technology, or IGT, which places these games on its MegaJackpots wide-area progressive system. We currently do not have a proprietary wide-area progressive system, but we expect to launch our own proprietary wide-area progressive system in July 2004.

      During fiscal 2003 and 2002, we released the following new participation games:

2003	2002

MONOPOLY Hot Properties	MONOPOLY Party Train
MONOPOLY Free Parking	HOLLYWOOD SQUARES
HOLLYWOOD SQUARES The Center Square	SURVIVOR
PAC-MAN Frenzy	PAC-MAN
PICTIONARY
SCRABBLE 2 Winning Recipe

      After substantially increasing our game development staff over the last 18 months, we expect to launch ten new participation games in fiscal 2004, including a new branded series, MEN IN BLACK, subject to regulatory approval.

      Our installed base of participation games decreased from 6,162 units at June 30, 2002 to 5,086 units at June 30, 2003. Net win per day per gaming device decreased from $40.05 in fiscal 2002 to $39.19 in fiscal 2003, which we believe resulted from a delay in new game approvals pending completion of upgrades to our existing operating system software. We believe the decline in units was due to:

•	our inability to refresh the installed base in the first half of the year as regulators awaited stabilization of our existing operating system,

•	our removal of participation games in low-performing casinos, and

•	the removal of our participation games by casinos due to (i) our current platform not supporting features and functionality required by the customers or (ii) our game performance not meeting operators’ expectations.

      The average installed base decreased from 5,790 units in fiscal 2002 to 5,509 units in fiscal 2003. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Additional Revenue Sources

      In addition to the gaming machine categories described above, we also supply the following products:

•	Video Lottery Terminals. Our VLTs include both video and mechanical reel-spinning gaming machines. They feature advanced graphics, digital sound effects and music and incorporate many of the same features as our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants.

•	Parts Sales, Game Conversions, OEM and Used Games. We sell replacement parts and game theme conversions of our gaming machines. We also sell used games that are acquired on a trade-in basis or that were previously placed on a participation basis. We expect that our revenues from these sources will increase in the future as our installed base of gaming machines sold expands. In addition, in fiscal 2003, we manufactured and sold 1,000 gaming stations for Multimedia Games Inc., or Multimedia, under an original equipment manufacturing, or OEM, agreement. We do not have any further OEM agreements in place for fiscal 2004.

•	Licensing. We entered into new agreements with Sierra Design Group, or SDG, and Multimedia in fiscal 2003. We granted SDG non-exclusive rights to distribute the MONOPOLY branded games in Washington State, as well as a non-exclusive license to commercialize our proprietary game themes in Washington State, New York State and Class II gaming venues in Florida. We also granted a non-exclusive sub license to Multimedia for the HOLLYWOOD SQUARES series of games in Washington State as well as a non-exclusive license to commercialize our proprietary game themes in Washington State and Class II gaming venues in the United States and Canada. We also have a licensing agreement with Stargames Corporation Pty. Ltd., or Stargames, to serve the Australian market. See “Sales and Marketing” below. We earn a royalty fee from Multimedia Games, SDG and Stargames for each licensed WMS game that they place.

Design, Research and Product Development

      In designing our gaming machines, our designers, engineers and artists build upon the more than 50 years of experience that we and our predecessors have in designing and developing fun, humorous and exciting games. We are continually developing new games in order to refresh the installed base of our gaming devices, and implementing new technologies and functionality, to enhance player appeal. Our gaming machines and games are usually designed and programmed by our internal engineering staff and game design studios. Our game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams.

      Each of our seven studios works concurrently on multiple games and is staffed with software developers, graphic artists, mathematicians and game developers. In some cases, we may outsource testing and graphic design functions to independent designers under contract to us. Games and gaming machines may be tested by regulatory authorities and must be approved before being shipped to gaming jurisdictions.

      During fiscal 2003, 2002 and 2001, we spent approximately $40.3 million, $26.0 million and $16.4 million, respectively, on design, research and product development. In fiscal 2003, we finished the renovation of our existing Chicago research and design facility to create a state-of-the-art technology campus. We substantially increased our staff in fiscal 2002 and fiscal 2003 to execute our technology improvement plan, to expand our product lines and also to increase the number of game themes we offer. As of September 1, 2003 we employed about 355 persons in our design, research and development teams. In fiscal 2004, we intend to expand our product offerings to include new mechanical reel-spinning games using extended odds technology, a new video poker game, a proprietary wide-area progressive system and some experimental games. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

      Some of our gaming machines are based on popular brands licensed from third parties, such as Hasbro, CBS Consumer Products, Sony, Namco and Tribune Media Services. Typically, we are obligated to make minimum guaranteed royalty payments over the term of the license and to advance payment against those guarantees. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

Sales and Marketing

      We are authorized to sell or lease our gaming machines to casinos in 141 tribal jurisdictions and 75 other gaming jurisdictions worldwide. See “Government Regulation-General.” Generally, we sell our gaming machines directly, rather than through the use of distributors, which we believe provides superior customer service and enhances profitability. In some instances, our gaming machines are installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the customers. In addition, we offer popular game themes on a participation or lease basis. See “Company Overview.” We sell or lease VLTs, depending on the jurisdictions where they are placed.

      We sell and lease our gaming machines through 17 salespeople in offices in several United States locations, and seven salespeople in our international offices: four in our office in Spain, two in our office in South Africa, and one in Canada. Our salespeople earn a salary and commissions. Our gaming machines are primarily marketed through direct sales, trade shows, promotional videotapes, our proprietary website and advertising in trade journals. No single customer accounted for 10% or more of our revenues in fiscal 2003, 2002 or 2001.

      Our foreign game sales continued to increase in fiscal 2003 with over 4,333 games sold compared to 2,784 in fiscal 2002. We have translated our most popular domestic game themes into Spanish, Portuguese, French, Russian or Italian. Export sales and leases of our products were approximately $48.4 million, or 27.1% of revenues, for fiscal 2003, compared with $30.7 million, or 17.6% of revenues, for fiscal 2002, and $21.0 million, or 8.0% of revenues, for fiscal 2001. These figures do not include export sales with respect to discontinued operations. Substantially all foreign sales are made in United States dollars. Revenue from participation games has been primarily limited to North America.

      At the end of fiscal 2001, we announced the first installations of our Jackpot Party games in Australia. These games are manufactured under our cross-license agreement with Stargames using their PC3 hardware platform, and we receive a royalty payment for every WMS game sold by Stargames. Our agreement with Stargames expires in February 2004.

Competition

      The gaming machine market is intensely competitive and is characterized by the continuous introduction of new game titles and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

•	create an expanding and constantly refreshed portfolio of games with high earnings performance;

•	offer machines that consistently out-perform other gaming machines;

•	identify and obtain rights to commercially marketable intellectual properties; and

•	adapt our products for use with new technologies.

      In addition, successful competition in this market is also based upon:

•	engineering innovation and reliability;

•	mechanical reliability;

•	brand recognition;

•	marketing and customer support; and

•	price or lease terms.

      We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that a majority of this worldwide market is controlled by IGT, Bally Gaming, Aristocrat Technologies, Atronic Casino Technology and WMS. Our competitors vary in size from small companies with limited resources to a few large corporations with greater financial, marketing and product development resources than ours. The larger competitors have an advantage in being able to spend greater amounts than us to develop new technologies and features that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems which allow casino operators to accumulate slot accounting and performance data about the operation of gaming devices. We do not currently offer these systems. In the video and mechanical reel-spinning gaming machine market, we compete with market leader IGT, as well as Bally Gaming, Sigma Game, Atronic Casino Technology, Mikohn Gaming, Shuffle Master, Konami, Franco, Unidesa and Aristocrat Technologies. In the VLT market, we compete primarily with IGT, G-Tech Holdings, Scientific Games and Spielo Gaming International.

Manufacturing

      We have manufactured all of our gaming devices in our facility in Waukegan, Illinois, since fiscal 2001. This modern facility has allowed us to achieve increased operating efficiencies over our previous facility. We have reduced our product lead times to 6-8 weeks, which we believe to be lower than the industry average. In addition, we have added additional assembly lines to increase our practical assembly capacity, which we believe will further lower our product lead times in fiscal 2004.

      Manufacturing commitments are generally based on purchase orders from customers. Our manufacturing process generally consists of assembling component parts into a completed gaming machine and, generally, is initiated only on the basis of sales orders with our customers. In some cases, however, component parts are purchased and assembled into finished goods, which are inventoried in order to be able to quickly fill customer orders. We generally warrant our gaming machines sold in the U.S. for a period of 90 days.

      The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies, video monitors and LCD screens. We believe that our sources of supply of component parts and raw materials are adequate and that alternative sources of materials are available.

Patent, Trademark, Licenses, Copyright and Product Protection

      Each gaming machine embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in aggregate, although the loss of any one patent or intellectual property right would not be material to our business. We seek to protect our investment in research and development and the unique and distinctive features of our products and services by maintaining and enforcing our intellectual property rights. We have obtained patent rights protection covering many of our products. In fiscal 2003, we were issued 18 U.S. patents, covering a variety of aspects of video and electronic gaming machines and associated equipment. We generally seek to obtain trademark protection for the names or symbols under which we market and license our products. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual properties licensed from third parties.

Government Regulation

General

      We sell our games in legal gaming jurisdictions worldwide. The manufacture and distribution of gaming equipment and related software is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies.

      We believe we hold all of the licenses and permits necessary to conduct our business. In all, we hold over 200 licenses or permits to conduct gaming worldwide.

      WMS and its key personnel have obtained or applied for all approvals necessary to maintain compliance with these regulatory agency requirements. The regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits, findings of suitability for the company, individual officers, directors, major stockholders and key employees, and documentation of qualification. We must satisfy all conditions for each gaming license or permit.

      In some jurisdictions, regulators govern not only the activities within their own jurisdiction but activities that occur in other jurisdictions to ensure that the company is in compliance with local standards on a worldwide basis. Nevada is such a jurisdiction. The Nevada gaming authorities require WMS and its gaming subsidiary, WMS Gaming Inc., or WMS Gaming, to maintain Nevada standards of conduct for all our gaming activities and operations worldwide. As such, we centralized all licensing, compliance and gaming regulatory matters, including the shipment of gaming equipment and related software worldwide.

      The gaming industry by its very nature is complex and constantly evolving, particularly in the new jurisdictions. Over the past two years, we have devoted significant resources to ensure regulatory compliance throughout our company. Additionally, we have an active compliance committee that works in concert with our compliance department to avoid any appearances of impropriety as a result of a business relationship or new sales market opportunity. We have never been denied a gaming related license, nor have our licenses ever been suspended or revoked.

Nevada Regulations

     Overview of Regulatory Framework:

      The manufacture, sale and distribution of gaming machines for use or play in Nevada or for use outside of Nevada are subject to extensive state and local laws, regulations and ordinances of the Nevada Gaming Commission, the Nevada State Gaming Control Board, and various county and municipal regulatory authorities (collectively, the “Nevada gaming authorities”). The laws, regulations and ordinances primarily cover the responsibility, financial stability and character of gaming equipment manufacturers, distributors and operators, as well as persons financially interested in or involved in gaming operations. We currently hold all necessary gaming licenses to manufacture, distribute and operate a slot route or a wide-area progressive system.

      The laws, regulations and supervisory procedures of the Nevada gaming authorities are based on public policy and seek to:

•	prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	establish and maintain responsible accounting practices and procedures;

•	maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding the assets and revenues, providing reliable record keeping and requiring the filing of periodic reports to the Nevada gaming authorities;

•	prevent cheating and fraudulent practices;

•	provide a source of state and local revenues through taxation and licensing fees; and

•	provide strict regulation of all persons, locations, practices, associations and activities relating to casino operations and the manufacture and distribution of gaming devices and related software and equipment.

Licensing Requirements:

          Of our Securityholders

      A holder of our stock or of our issued debt may be required to file an application, be investigated and be subject to a suitability hearing as a beneficial holder if the Nevada Gaming Commission has reason to believe that the holder’s ownership in our securities would be inconsistent with its public policies and those of the State of Nevada. As with any other gaming applicant, the holder will be required to pay all costs associated with your investigation conducted by the Nevada gaming authorities.

      A securityholder will have to abide by the following requirements:

•	If the holder acquires 5% or more of our securities, report acquisition of beneficial interest in our company to the Nevada gaming authorities.

•	If the holder acquires 10% or more of our securities, file a gaming application within 30 days after receiving written notice from the Chairman of the State Gaming Control Board.

      If the person holding our voting securities is a corporation, partnership or a trust, and is required to be found suitable, the entity will be required to submit to the Nevada gaming authorities detailed business and financial information including a list of its beneficial owners.

      Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada gaming authorities may be found unsuitable and may be subject to criminal penalties. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. We are required to render maximum assistance in determining the identity of our beneficial owners.

      If an institutional investor holds more than 10%, but not more than 15%, of our voting securities, it can apply to the Nevada gaming authorities for a waiver of finding of suitability if it holds the voting securities for investment purposes only. Under certain circumstances, an institutional investor may be able to hold up to 19% for a limited period of time. To qualify for this waiver, these institutional investors must have acquired the voting securities in the ordinary course of business. In addition, these institutional investors may not hold the securities to cause (1) the election of a majority of the members of our board of directors, (2) a change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or (3) any other action which the Nevada gaming authorities would find inconsistent with holding our voting securities for investment purposes only.

          Of the Company:

      We are registered with the Nevada Gaming Commission as a publicly traded corporation. We are required to periodically file detailed financial and operating reports to the agency and furnish any other information which the Nevada gaming authorities may require.

      As a registered company, we also have restrictions imposed by the Nevada gaming authorities:

•	Any individual having a material relationship or material involvement with us may be required to be found suitable and individually licensed.

•	Our officers, directors and key employees must file license applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by them.

•	Each applicant is required to pay all costs of the investigation.

•	Changes of an applicant’s position with us must be reported to the Nevada gaming authorities.

•	We must sever all relationships with an officer, director or key employee that the Nevada gaming authorities have found unsuitable and may be required to terminate the employment of any person that refuses to file a gaming application when requested.

•	We are required to maintain a current stock ledger in the State of Nevada, which may be examined by the Nevada gaming authorities at any time.

•	The Nevada gaming authorities have the power to require that our stock certificates bear a legend indicating that the securities are subject to the Nevada Gaming Control Act (although the requirement has not been requested to date).

•	We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or the proceeds are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for these purposes or for similar transactions. We currently hold an approval to make certain public offerings through March 2005, subject to certain conditions. This shelf approval can be rescinded for good cause and does not mean that for any offering we may make, the Nevada gaming authorities have found, recommended or approved the issued securities or passed on the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

•	We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a securityholder or to have any other relationship with us, we:

•	pay that unsuitable person any dividend, interest or other distribution on any of our securities;

•	allow that person to exercise, directly or indirectly, any voting rights conferred through securities held by that person;

•	pay remuneration in any form to that person;

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish voting securities including, if necessary, the immediate repurchase of the voting securities for cash at fair market value; or

•	make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

•	If we violate the Nevada gaming authorities’ rules and regulations, our gaming licenses could be limited, conditioned, suspended or revoked and we could and those involved with us could be fined for each separate violation.

•	Changes in control whether through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person where control of WMS is obtained, may not occur without the prior approval of the Nevada gaming authorities. (Persons seeking to acquire control of us must satisfy the Nevada gaming authorities’ standards prior to assuming control).

      Any decision made by the Nevada gaming authorities regarding a person’s suitability or licensing is not subject to judicial review. We believe we have obtained all required licenses and/or approvals necessary to carry on our business in the Nevada, including receiving the necessary findings of suitability of our officers, directors and key personnel.

      Of Our Gaming Subsidiary

      WMS Gaming manufactures, sells and distributes gaming devices in Nevada and for use outside Nevada, and soon will operate a wide-area progressive system. WMS Gaming holds the necessary licenses to conduct these activities in addition to sharing in gaming revenue under our slot route operator’s license.

      WMS Gaming’s gaming licenses are subject to the following:

•	The Nevada gaming authorities have broad discretion in reviewing the conduct of a licensee on a continuing basis.

•	The officers, directors and key employees of our gaming subsidiary must file license applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by them.

•	A person may not become a stockholder of or receive any percentage of profits from our licensed gaming subsidiary without first obtaining licenses and approvals from the Nevada gaming authorities.

•	We are required to report substantially all loans, leases, sales of securities and similar financing transactions of a material nature to the State Gaming Control Board and/or have them approved by the Nevada Gaming Commission.

•	Our gaming activity licenses are not transferable.

Changes in Control

      The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to guard against the potentially adverse effects of these business practices upon Nevada’s gaming industry.

      Approvals are, in certain circumstances, required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. Nevada’s gaming laws and regulations also require prior approval by the Nevada Gaming Commission if we were to adopt a plan of recapitalization proposed by our board of directors in opposition to a tender offer made directly to our stockholders for the purpose of acquiring control of us.

     Gaming Equipment Approvals:

      Nevada has its own laboratory within its agency. Before we can sell a new gaming machine in Nevada it must first be approved. The agency conducts rigorous testing of the gaming device and related equipment, and may require a field trial of the gaming device and platform before determining that the gaming device and platform meet the agency’s strict technical standards. Throughout the course of offering our gaming devices and related software in Nevada, the Nevada gaming authorities may require subsequent modifications and subsequent approvals.

      We do not have any control over the time in which the agency takes to review our products. However, we work closely with the agency’s staff to timely respond to their inquiries and assist them, where we can, in their evaluation, inspection and review of our products. We do this for all state labs (Michigan, Mississippi, New

Jersey, Ontario) and Gaming Laboratories International, an independent lab used by many jurisdictions worldwide.

   Taxes and License Fees:

      License fees and taxes are imposed by the Nevada gaming authorities and are either payable quarterly or annually. The fees and taxes are computed in various ways depending on the type of gaming or activity involved by our subsidiary and the cities and counties which our subsidiary conducts operations. Annual fees are payable to the State Gaming Control Board for renewal of licenses as a manufacturer, distributor, operator of a slot machine route and operator of an inter-casino linked system. Nevada law also requires that we pay our proportionate share of the gaming taxes from the revenue generated from our participation games placed in Nevada casinos.

      Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with any such person, and who proposes to participate in the conduct of gaming operations outside of Nevada, is required to deposit with the Nevada Control Gaming Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the licensee’s participation in foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. As a licensee, we are required to comply with certain reporting requirements imposed by Nevada law. We are also subject to disciplinary action by the Nevada gaming authorities if we:

•	knowingly violate any laws of the foreign jurisdiction pertaining to our foreign gaming operations;

•	fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Federal Registration

      WMS Gaming is required to register annually with the Criminal Division of the United States Department of Justice in connection with the sale, distribution or operation of gaming. The Federal Gambling Devices Act of 1962 (commonly known as the Johnson Act) makes it unlawful, in general, for a person to manufacture, transport or receive gaming machines, gaming devices or components across interstate lines unless that person has first registered with the U.S. Attorney General of the Department of Justice. We also have various record keeping and equipment identification requirements imposed by this act. Violation of the Johnson Act may result in seizure and forfeiture of the equipment, as well as other penalties. Our gaming subsidiary is required to register and renew our registration annually. We have complied with these registration requirements.

Native American Gaming Regulation

      Numerous Native American tribes have become engaged in or have licensed gaming activities on Native American tribal lands as a means of generating revenue for tribal governments. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, the Indian Gaming Regulatory Act of 1988, which is administered by the National Indian Gaming Commission and the Secretary of the United States Department of the Interior. Furthermore, gaming on Native American lands may also be subject to the provisions of certain statutes relating to contracts with Native American tribes, which are also administered by the Secretary of the United States Department of the Interior.

      The Indian Gaming Regulatory Act of 1988 requires that the tribe and the state enter into a written agreement called a tribal-state compact, that specifically authorizes “Class III” gaming (Las Vegas-style), and that the compact has been approved by the Secretary of the United States Department of the Interior,

with the notice of approval published in the Federal Register. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors, principals and shareholders of gaming equipment suppliers. Under the Indian Gaming Regulatory Act of 1988, tribes are required to regulate all commercial gaming under ordinances approved by the National Indian Gaming Commission. These ordinances may impose standards and technical requirements on main hardware and software and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors, principals and shareholders.

Foreign Regulation

      Many foreign jurisdictions permit the importation, sale and/or operation of gaming equipment in casino and non-casino environments. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Each gaming machine must comply with the individual jurisdiction’s regulations. Certain jurisdictions require the licensing of gaming machine operators and manufacturers. We manufacture and supply gaming equipment to various foreign markets including Asia, Australia, Canada, Europe and South Africa. We have the required licenses to manufacture and distribute our products in the foreign jurisdictions in which we do business.

Seasonality

      Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction.

Employees

      At September 1, 2003, we employed approximately 977 persons domestically and 38 internationally. Approximately 195 of our employees were represented by the International Brotherhood of Electrical Workers (the “IBEW”) at that date. We have a collective bargaining agreement with the IBEW related to our Waukegan, Illinois manufacturing facility, which expires on June 30, 2006. We believe that our relations with our employees are satisfactory.

Risk Factors

      The most significant factors that make an investment in our common stock risky or speculative are discussed below. These factors may cause our operating results to vary from anticipated results or may adversely affect our operating results or the value of our common stock.

Software anomalies and fraudulent manipulation of our gaming machines and software could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

      Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines and associated software. Our gaming machines and software have experienced anomalies and fraudulent manipulation in the past. Gaming machines which are susceptible to anomalies and manipulation may be replaced by the casinos if they do not perform according to expectations or may be shut down by regulators. In the event of such issues with our gaming machines and software, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay our other projects. In addition, regulators may not approve new games, which may substantially reduce our revenues. Our games are generally subject to rigorous testing, both internally and by various gaming jurisdictions. We cannot assure you that we will be able to build and maintain software-based gaming devices that are free from anomalies or manipulations and satisfy these tests. Our gaming machines have in the past and could in the future be susceptible to software anomalies and manipulation after the gaming software has been widely distributed.

      In addition, the occurrence of anomalies in, or fraudulent manipulation of, our gaming machines and software may give rise to claims for lost revenues and related litigation by our customers, and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of our gaming licenses. We cannot assure you that, in the event that anomalies or manipulations occur in our gaming machines and software, any gaming authorities will not subject us to disciplinary action. See also “Regulators may not approve our new gaming platforms, cabinet designs and related hardware and our revenues may be limited” and “Our gaming machine business is heavily regulated, and we must obtain and maintain our gaming licenses and regulatory approvals to continue to operate our business and sell our products.”

Regulators may not approve our new gaming platforms, cabinet designs and related hardware, and our revenues may be limited.

      In September 2003 we began to introduce new gaming platforms, consisting of a computer circuit board and operating system software, for both video and mechanical reel-spinning games, and new cabinet designs. If regulators do not approve the new gaming platforms, cabinet designs and related hardware, we will not be able to sell these products, which would significantly limit our future growth and profitability, and we may not recover our development costs. When we introduce these products, we cannot be assured that they will be free of hardware or software problems that may reduce our revenues, increase our costs, or adversely affect our relationships with customers and regulators.

Our gaming machine business is heavily regulated, and we must obtain and maintain our gaming licenses and regulatory approvals to continue to operate our business and sell our products.

      The manufacture and distribution of gaming machines is subject to extensive federal, state, local and foreign regulations and taxes, and the governments of the various gaming jurisdictions amend these regulations from time to time. Virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for manufacturers and distributors of gaming machines and for their officers, directors, major securityholders and key personnel. The gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us and any securityholder to determine whether the individual or securityholder is acceptable to those gaming authorities. Any securityholder investigated by the gaming authorities must pay the costs of the investigation. Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game or hardware or software will be approved in any jurisdiction. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. The revocation or denial of a license in a particular jurisdiction means that we cannot sell our products in that jurisdiction, and could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

      If we fail to seek or do not receive a necessary registration, license, approval or finding of suitability, we may be prohibited from selling our gaming machines for use in the jurisdiction. Some jurisdictions require gaming manufacturers to obtain government approval before engaging in some transactions, such as business combinations. Obtaining licenses and approvals can be time consuming and costly. We cannot assure you that we will be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all.

      Similarly, we cannot assure you that our current registrations, licenses, approvals or findings of suitability will not be revoked, suspended or conditioned.

Our profitability depends heavily on recurring revenue from gaming operations, the loss of which could have a material adverse effect on our revenues and profitability.

      Approximately $93.0 million, or 52.0%, of our revenues for fiscal 2003, and $99.1 million, or 56.7%, of our revenues in fiscal 2002, were derived from gaming operations. In addition, for fiscal 2003, our gross margin on gaming operations was 77.4% while our gross margin on product sales was 39.2%. For fiscal 2002, our gross margin on gaming operations was 84.8%, while our gross margin on product sales was 33.8%. Therefore, our level of revenue from gaming operations has a significant effect on our profitability. Participation games are replaced by casino operators if the gaming machines do not meet and sustain revenue and net win expectations. Therefore, these gaming machines are particularly susceptible to pressure from competitors, declining popularity and changes in economic conditions and are at risk of replacement by the casinos, ending the recurring revenues from these machines. We cannot assure you that our participation games will continue to meet the casinos’ revenue requirements.

If we do not continue to introduce new games and gaming machines that achieve and maintain market acceptance, our revenues and profitability will be adversely affected, and we will not recover our development costs.

      Our success depends on developing and successfully marketing new games and gaming machines with strong and sustained player appeal. A new game or gaming machine will be accepted by casino operators only if we can show that it is likely to produce more revenues to the operator than competitors’ products. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the casinos. If a new product does not achieve significant market acceptance, we may not recover our development and promotion costs. We cannot assure you that the new products that we introduce will achieve any significant degree of market acceptance or that the acceptance will be sustained for any meaningful period. We cannot assure you that we will be able to maintain our current schedule of planned introductions.

The gaming industry is sensitive to declines in the public acceptance of gaming that may lead to the passage of laws to significantly increase gaming taxes or outlaw gaming in affected jurisdictions.

      The gaming industry can be affected by public opinion of gaming. In the event that there is a decline in public acceptance of gaming, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through legislative and regulatory changes, including tax increases, in existing gaming markets, our ability to continue to sell and lease our games in those markets and jurisdictions would be adversely affected. Recent tax structure changes and rate increases in two jurisdictions have made gaming in general, and specifically participation games, less profitable. We cannot assure you that public opinion will continue to support legalized gaming.

If we do not continually adapt to the rapid development of new technologies, we will not be able to successfully compete in our industry.

      The gaming machine business is characterized by the rapid development of new technologies and the continuous introduction of new products using technologies that are new to the gaming industry. We must continually adapt our products to incorporate new technologies. We cannot assure you that we will be able to develop products using these new technologies.

Patent infringement claims could limit or affect our ability to market some of our gaming machines.

      Our competitors have been granted patents covering numerous gaming machine features and bonusing techniques. If our products use processes or other subject matter that is claimed under these existing patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing, to give us a license, to develop, manufacture or market our products. We also might then be limited in our ability to market new products.

If we do not obtain and retain licenses to use intellectual properties and licensors’ approvals of new products on a timely basis, our revenues will be adversely affected.

      Some of our most popular gaming machines are based on trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain and retain licenses for additional popular intellectual properties. There is competition for these licenses, and we cannot assure you that we will be successful in acquiring or retaining additional intellectual property rights with significant commercial value on acceptable terms. These intellectual properties are licensed for a fixed term and generally provide for minimum guaranteed royalties. We cannot assure you that we will be able to renew the intellectual properties that we currently license. We cannot assure you that we will be able to create games using the intellectual properties that will generate enough revenues for us to cover the minimum guaranteed royalties and other fixed costs. In the event that we cannot renew our existing licenses, we may be required to discontinue the participation games bearing the licensed marks.

      Our intellectual property licenses generally require that we submit new products developed under these licenses to the licensor prior to release for approval at their sole discretion. Rejection or delay in approval of a product by a licensor could have a material adverse effect on our revenues, operating results and financial condition.

If we are unable to protect or retain our intellectual property and proprietary rights, our revenues may be adversely affected.

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

The gaming machine market is intensely competitive, and some of our competitors have advantages over us in their ability to finance technology development and in obtaining favorable placement in casinos.

      The gaming machine business is intensely competitive. Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in retaining the most space and best positions in casinos. These competitors may also have an advantage of being able to convert their installed machines to newer models in order to maintain their share of casino floor space. In addition, some of our competitors have developed and sell or otherwise provide to customers wide-area progressive systems or centralized player tracking and accounting systems which allow operators to accumulate accounting and performance data about the operation of gaming devices. We do not currently offer a proprietary wide-area progressive system or a centralized player tracking and accounting system.

We face risks associated with doing business in foreign markets related to political and economic instability and related foreign currency fluctuations.

      We seek to grow through increasing our presence in foreign markets. Potential political and economic instability in foreign markets may adversely affect our ability to enter into or continue to do business in these markets. Unstable governments and changes in current legislation may affect the gaming market with respect to gaming regulation, taxation, and the legality of gaming in some markets. In addition, fluctuations in foreign exchange rates, tariffs and other barriers may further impede our success in foreign markets. We cannot assure you that foreign markets will remain politically and economically stable enough to continue as a potential source of revenues and profit to us.

If the implementation of our enterprise resource planning information system is not successful, our operations could be disrupted, and we may incur unanticipated costs.

      We are implementing the first phase of our new enterprise resource planning information system and related procedures and controls, which we will use to operate our business. Any failures, difficulties or significant delays in implementing our new information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs.

If we do not realize the value of licensed technology commitments, we may incur charges to earnings.

      We have entered into several agreements to license intellectual property related to alternative solutions to address software anomalies as part of our technology improvement plan that as of June 30, 2003 had a total potential commitment of $11.8 million. If we determine that we may not realize the value of any of the commitments, we would record an immediate charge against earnings up to the full amount of these commitments in the period in which such determination is made.

We may have conflicts of interest with Midway Games Inc.

      Seven of our ten directors, including Louis J. Nicastro, our Chairman of the Board, are directors of Midway Games Inc., our former subsidiary. Neil D. Nicastro, one of our directors and a consultant to WMS, is also the Chairman of the Board of Midway. Neil D. Nicastro is the son of Louis J. Nicastro. In addition, tax related agreements remain in effect between Midway and WMS.

Sumner Redstone owns or controls 27.4% of our common stock, and he may dispose of all or a portion of his stock at any time, which could cause our stock price to decrease.

      Sumner Redstone beneficially owns 8,056,000 shares, or 27.4%, of our common stock, as reported in Amendment No. 32 to Schedule 13D, filed by Mr. Redstone with the SEC on May 21, 2003. Mr. Redstone could sell any or all of these shares at any time on the open market or to a person who wishes to acquire control of WMS. This potential change in control may require prior regulatory approval. We cannot assure you that any such person would agree with our strategy and business goals described in this report. The sale by Mr. Redstone of a large number of shares could have an adverse effect on the market price of our common stock.

The use of our rights plan or blank check preferred stock would inhibit the acquisition of WMS or have a dilutive effect on our stock.

      Rights plan. Under our rights plan, each share of our common stock has an accompanying right to purchase convertible preferred stock that permits each holder to purchase shares of our common stock at half price. The rights become exercisable if any person or entity acquires beneficial ownership of 15% or more of our common stock without approval of our board of directors. We can redeem the rights at $.01 per right, subject to specified conditions, at any time. The rights expire in April 2007. Our board of directors could use this agreement as an anti-takeover device to discourage, delay or prevent a change in control of WMS. The use of our rights plan may dilute our common stock.

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

The substantial number of shares of common stock available for sale in the future could have an adverse effect on the market price of our common stock.

      We have 100,000,000 authorized shares of common stock. As of September 16, 2003, 32,358,315 shares were issued, including 3,007,602 shares held in treasury. On that date, we also had outstanding options to purchase an aggregate of 3,803,188 shares of our common stock issuable at an average exercise price of $14.95 per share and outstanding warrants to purchase 250,000 shares of our common stock issuable at an exercise price of $35.04 per share. If all of our issued and outstanding stock options and warrants were exercised as of that date, 33,403,901 shares of our common stock would be outstanding. If the holders of our convertible subordinated notes converted all of the notes, 5,813,953 shares of our common stock would be issued. If all of the notes were converted to common stock and all of the outstanding options and warrants were exercised, 60,782,146 shares would still be available for issuance. Our board of directors has broad discretion to issue authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. In addition, if we seek financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of our common stock. The future issuance, or even the potential issuance, of shares at a price below the then current market price may have a depressive effect on the future market price of our common stock.

Item 2.	Properties.

      The following table sets forth our principal properties, principal use, approximate floor space and the annual rental and lease expiration date, where leased, at September 1, 2003.

			Owned/		Lease
	Principal	Approximate	Annual		Expiration
Location	Use	Square Feet	Rent ($)		Date(1)

800 S. Northpoint Rd. Waukegan, IL	Principal Office & Manufacturing	236,000	Owned		—

3401 N. California Avenue Chicago, IL	Office/R&D	129,400	Owned		—

1385 Pama Lane Las Vegas, NV	Office/Warehouse	40,476	320,570		08/31/05

10 Monte Carlo Crescent Kyalami Business Park Midrand, 1684 Guateng, South Africa	Office/Warehouse	25,962	38,592	(2)	02/28/04

Parque Techológico del Vallés 08290 Cerdanyola Barcelona, Spain	Office/Warehouse	4,265	100,343	(3)	06/30/04

350 Commerce Dr. Egg Harbor Township, NJ	Office/Warehouse	16,500	82,500		09/30/06

1760 N. Corrington Ave. Kansas City, MO	Office/Warehouse	13,340	88,044		03/31/06

25 East Glenwood Avenue Duck Creek Plaza Smynra, DE 19977	Warehouse	1,000	5,625		02/28/06

6620 Escondido Terrace Suite F Las Vegas, NV	Warehouse	13,200	7,117	(4)	month- to-month

			Owned/	Lease
	Principal	Approximate	Annual	Expiration
Location	Use	Square Feet	Rent ($)	Date(1)

6845 Escondido Street Suite 100-103 Las Vegas, NV 89119	Office	10,253	9,230 (4)	08/30/05

5355 Capital Court Suites 110-111 Reno, NV	Office/Warehouse	19,200	148,608	07/31/07

12450 Short Cut Rd. Biloxi, MS	Office/Warehouse	8,250	33,600	10/31/04

420 Corporate Circle Suite C Golden, CO	Office/Warehouse	1,500	26,205	02/15/05

616-620 Harris Street Level 8 Ultimo, NSW Australia 2057	Office/R&D	2,759 square meters	58,806 (5)	12/31/04

318 N. Carson St. Suite 210 Carson City, NV	Office/R&D	232	4,081	month to-month

600 N. Pine Island Road Suites 444 and 450 Plantation, FL	Office	2 Offices	23,820	08/31/04

(1)	Under leases that contain renewal options, additional amounts may be payable for taxes, insurance, utilities and maintenance.

(2)	288,000 South African rand, excluding VAT. Converted, for your convenience, at an exchange rate of 0.134 Rand per U.S. Dollar on September 5, 2003

(3)	90,399 Euros. Converted, for your convenience, at an exchange rate of 1.11 Euros per U.S. Dollar on September 5, 2003.

(4)	Monthly rent.

(5)	A$90,750 Australian dollars. Converted, for your convenience, at an exchange rate of 0.648 Australian Dollars per U.S. Dollar on September 5, 2003.

      We believe that the facilities listed in the table above are adequate for our current needs. We own substantially all of the machinery, equipment, tools and dies, furnishings and fixtures used in our businesses, all of which are adequate for the purposes intended.

      Our Waukegan, Illinois facility was built in 1995 and expanded and improved in 1998. It is our sole manufacturing facility and corporate headquarters and includes warehouse space. We believe that this facility is adequate in capacity and condition to satisfy our requirements for the foreseeable future, and we have no expansion plans at the present time. We also maintain leased space in major gaming jurisdictions described above to support sales efforts, product delivery and field service operations in those areas.

      Our former manufacturing facility in Chicago, Illinois has recently been renovated into a research and development center to accommodate the growth of our engineering and game development staff. We believe it is adequate to satisfy our requirements for the foreseeable future.

Item 3.	Legal Proceedings.

      As of June 30, 2003, we were not involved in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

      Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock, par value $0.50, trades publicly on the New York Stock Exchange under the symbol “WMS.” The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

	High ($)	Low ($)

Fiscal Year Ended June 30, 2003
First Quarter	16.30	9.28
Second Quarter	18.10	11.96
Third Quarter	15.82	10.50
Fourth Quarter	17.70	12.00
Fiscal Year Ended June 30, 2002
First Quarter	32.40	15.50
Second Quarter	21.67	16.90
Third Quarter	20.95	14.25
Fourth Quarter	19.20	12.15

      On September 16, 2003, there were approximately 981 holders of record of our common stock.

      No cash dividends were declared or paid on our common stock during fiscal 2003 or 2002. The payment of future cash dividends will depend upon, among other things, our earnings, anticipated expansion and capital requirements and financial condition. We do not expect to pay cash dividends in the foreseeable future.

      We have agreed to make additional payments of interest on our convertible subordinated notes if we declare a cash dividend on our common stock. The amount of the payments will be equal to the cash dividends that would be payable to the holders of the notes if the holders had converted their notes into shares of our common stock on the record date for the dividend. However, no such payment will be made if the dividend that would otherwise trigger the payment causes an adjustment to the note conversion rate.

      The following is a summary of the securities authorized for issuance under our equity compensation plans as of June 30, 2003:

			(c) Number of
			securities remaining
	(a) Number of	(b) Weighted-	available for future
	securities to be	average	issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan category	and rights	and rights	column (a))

Equity compensation plans approved by stockholders	1,776,567	$13.11	864,906
Equity compensation plans not approved by stockholders	2,231,764	$15.73	484,574

Total	4,008,331	$14.57	1,349,480

      The average exercise price of outstanding options, at September 16, 2003, was approximately $14.95 per share. Of the 3,803,188 options outstanding on September 16, 2003, 1,371,837 were held by our officers and directors.

Stock Option Plans

      We have the following stock option plans in effect: our 1991, 1993, 1994, 2000 and 2002 Stock Option Plans, each of which was approved by our stockholders, and our 1998 and 2000 Non-Qualified Stock Option

Plans, which were approved by our Board of Directors. All of these plans are referred to, collectively below as the “Plans.” The Plans permit us to grant options to purchase shares of our common stock. These options may be granted as incentive stock options, designed to meet the requirements of Section 422 of the Internal Revenue Code, except for options granted under the 1998 and 2000 Non-Qualified Stock Option Plans, or they may be “non-qualified” options that do not meet the requirements of that section.

      The purpose of each of the Plans is to encourage our employees and, under some of the Plans, non-employee directors, consultants and advisors to acquire an ownership interest in our common stock and to enable these individuals to realize benefits from an increase in the value of our common stock. We believe that this benefit provides these individuals with greater incentive to work to improve our business and encourages their continued provision of services to us and, generally, promotes our interests and those of our stockholders. The Stock Option Committee determines which of the eligible directors, officers, employees, consultants and advisors receive stock options, the terms, including any vesting periods of the options, and the number of shares for which options are granted. The option price per share with respect to each option is determined by the Stock Option Committee and generally is not less than the fair market value of our common stock on the date on which the option is granted. The Plans each have a term of ten years, unless terminated earlier and the options granted under the Plans have terms up to 10 years.

Restricted Stock Grant

      Upon recommendation of our compensation committee, we have, on occasion, granted restricted stock to our employees, officers, directors or consultants to motivate them to devote their full energies to our success, to reward them for their services and to align their interests with the interests of our stockholders. In June 2003, 29,912 restricted shares were granted to officers of the Company. See “Issuance of Unregistered Securities” below.

Treasury Share Bonus Plan

      Our Treasury Share Bonus Plan for key employees covers 64,312 shares of common stock held in the treasury, of which 52,312 were available for grant on June 30, 2003. The vesting and terms of the awards are determined at the discretion of management. No awards of treasury stock were outstanding under this plan at June 30, 2003 or 2002.

Issuance of Unregistered Securities

      On June 25, 2003, we completed a private placement of $100 million principal amount of 2.75% Convertible Subordinated Notes due July 15, 2010 pursuant to Rule 144A under the Securities Act of 1933. CIBC World Markets Corp., a qualified institutional buyer, was the initial purchaser of the notes, and CIBC sold the notes in reliance on Rule 144A.

      In connection with the offering, CIBC represented and warranted to us, among other things, as follows:

•	It was not acquiring the notes with a view to any public distribution or with an intention of offering or selling the securities in a transaction that would violate the Securities Act of 1933 or the securities laws of any state;

•	It is a “qualified institutional buyer” as defined in Rule 144A or is an “accredited investor” within the meaning of Regulation D with such knowledge and experience in financial and business matters as is necessary in order to evaluate the merits and risks of an investment in the notes;

•	It would not use any form of general solicitation or general advertising within the meaning of Regulation D in connection with the offer and sale of the notes; and

•	It did not offer or sell and will not offer or sell the notes except to persons whom it believes to be “qualified institutional buyers.”

Subsequently, we have registered the notes and underlying common stock with the SEC.

      The notes are convertible at the option of the holder into our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes may be converted at any time on or before the close of business on July 15, 2010, unless we previously repurchase them. On July 3, 2003, we issued an additional $15 million of 2.75% Convertible Subordinated Notes due July 15, 2010 upon the exercise of the over allotment option granted to CIBC. The net proceeds from the sale of the $115 million aggregate principal amount of the notes were approximately $111.0 million, after deducting the initial purchaser’s discounts and offering expenses that aggregated to approximately $4.0 million. The net proceeds of the offering will be used for working capital, capital expenditures and other general corporate purposes, which may include acquisitions and repurchase of shares of our common stock under our existing share buyback program.

      Subsequent to our June 30, 2003 fiscal year end, the Board of Directors, as part of the inducement to a licensor to extend their license agreement with us, approved a grant of 250,000 common stock purchase warrants. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment. The warrants vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013. The grant was exempt from registration under Section 5 of the Securities Act, since it was made only to the licensor and did not involve any public offering under Section 4(2) of the Securities Act.

      On June 11, 2003, the Board of Directors, upon the recommendation of the Compensation Committee and the Stock Option Committee, approved a grant of restricted stock of 7,478 shares to each of Brian R. Gamache, Scott D. Schweinfurth, Orrin J. Edidin and Seamus McGill in lieu of any cash bonuses for fiscal 2003. The grant was made in consideration of their time and efforts in the oversight of the implementation of our technology improvement plan. The restricted shares will vest on June 11, 2004, subject to the individual’s continued employment with WMS. The grant was exempt from registration under Section 5 of the Securities Act since it was made only to these four executive officers and did not involve any public offering, under Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data.

	Fiscal Year Ended June 30,

	2003		2002		2001		2000		1999

	(In thousands, except per share amounts)
Statement of Operations Data:
Revenues	$178,726		$174,694		$263,772		$217,629		$126,524

Operating income (loss)	(17,610)		12,609		44,239		67,984		10,678

Income (loss) from continuing operations before income taxes	(15,031)		15,450		49,987		71,438		14,203

Provision (benefit) for income taxes	(6,744)		5,596		18,069		27,016		5,397

Income (loss) from continuing operations	(8,287	)(1)	9,854	(3)	31,918	(4)	44,422	(5)	8,806	(6)
Discontinued operations, net of applicable income taxes:
Pinball and cabinets segment	—		—		4,409		(13,539)		(4,332)
Contract manufacturing segment	—		—		—		(1,077)		779

Net income (loss)	$(8,287)		$9,854		$36,327		$29,806		$5,253

Basic earnings per share of common stock:
Income (loss) from continuing operations	$(0.27	)(1)	$0.31	(3)	$1.01	(4)	$1.45	(5)	$0.30	(6)

Net income (loss)	$(0.27)		$0.31		$1.15		$0.97		$0.18

Basic shares outstanding	30,382		32,054		31,557		30,615		29,308

Diluted earnings per share of common stock:
Income (loss) from continuing operations	$(0.27	)(1)	$0.30	(3)	$1.00	(4)	$1.42	(5)	$0.30	(6)

Net income (loss)	$(0.27)		$0.30		$1.13		$0.95		$0.18

Diluted shares outstanding	30,382		32,542		32,050		31,322		29,511

	As of June 30,

	2003		2002	2001	2000	1999

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$99,640	(2)	$31,421	$14,963	$19,869	$58,669
Short-term investments	58,341		72,909	71,524	60,800	—
Working capital	220,916		171,048	173,083	146,321	117,369
Total assets	350,976		281,165	278,482	239,030	238,079
Long-term debt	100,000	(2)	—	—	—	—
Stockholders’ equity	221,185		259,528	256,386	205,420	172,079

(1)	Loss from continuing operations for fiscal 2003 includes: (i) an after-tax charge of $1.7 million to write-off a technology license agreement obligation that we no longer intend to implement as an alternative operating system, (ii) an after-tax charge of $1.0 million related to an estimated impairment of the SURVIVOR intellectual property license and related inventory, (iii) an after-tax charge of $2.2 million related to the purchase of rights to restricted stock at a discount from market value, (iv) an after-tax charge of $2.1 million to write-off inventory and distribution rights for RAPID ROULETTE, and (v) an after-tax benefit of $0.7 million in the quarter ended March 31, 2003 and an after-tax charge of $0.6 million in the quarter ended June 30, 2003, for tax adjustments resulting from finalizing prior year tax returns.

(2)	Reflects the receipt of the net proceeds from our June 2003 issuance and sale of $100 million of 2.75% convertible subordinated notes due July 15, 2010. Subsequent to the balance sheet date, on July 3, 2003 we issued an additional $15 million of these notes upon exercise of the overallotment option in the note purchase agreement.

(3)	Income from continuing operations for fiscal 2002 includes an after-tax charge of $0.8 million for employee separation costs.

(4)	Income from continuing operations for fiscal 2001 includes an after-tax charge of $13.0 million related to an executive buyout agreement, and an after-tax charge of $2.3 million for the costs of relocating our manufacturing and executive offices to Waukegan, Illinois during the year.

(5)	Income from continuing operations for fiscal 2000 includes an after-tax reversal of an excess accrual of $9.7 million related to patent litigation, and an after-tax charge of $1.2 million from our 1998 spin-off of Midway related to the adjustment of compensatory stock options.

(6)	Income from continuing operations for fiscal 1999 includes an after-tax charge of $1.9 million from our 1998 spin-off of Midway related to the adjustment of compensatory stock options.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Significant Events and Trends

     Technology Improvement Plan

      In January 2002, we began to execute a three-part technology improvement plan to stabilize and modernize our operating system software that runs our gaming devices.

      In the first phase of the plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 was approved by Mississippi regulators in June 2002 and has now been approved by all six of the North American gaming labs. Four jurisdictions mandated that we upgrade all of their WMS Gaming devices to version 2.57: Mississippi, Nevada, Puerto Rico and Ontario, Canada. We completed the upgrade of the hopper gaming devices in casinos to version 2.57 in Mississippi in June 2002, Puerto Rico in December 2002, Nevada in January 2003 and Ontario in August, 2003. Regulatory approval of the version 2.57 upgrade resulted in our obtaining our first new game approvals in Nevada and Mississippi in over 9 months. Since its implementation, the 2.57 version has been substantially more stable than previous software versions. Other regulators could require upgrades in the future. We are making version 2.57 available in other jurisdictions as an optional upgrade.

      Version 2.59, our printer upgrade version, was approved by Gaming Laboratories Inc., or GLI in March 2003, and the Nevada gaming authorities in September 2003. We have installed version 2.59 in several riverboat and Native American casinos which use GLI and are currently upgrading our printer gaming machines installed in casinos in Nevada to version 2.59. Nevada is currently the only jurisdiction requiring all printer games be upgraded to version 2.59. Other regulators may require upgrades in the future, and we are making version 2.59 available in other jurisdictions as an optional upgrade.

      Despite this progress in stabilizing our legacy operating systems, we anticipate that our revenues from sales of new gaming devices through the December 2003 quarter will improve only modestly over the levels experienced in fiscal 2003, as customers await the introduction of our new operating system and platform. We expect continued strength from game conversion revenues in the next six months, as operators seek the benefits of our new games.

      The second phase of our technology improvement plan is to introduce a new operating system and circuit board, and the plan continues on schedule. Called CPU-NXT, the new operating system contains features and functionality currently demanded by our customers that our existing platform lacks. In order to mitigate risk, we initially adopted a dual path development strategy for CPU-NXT. We have an internally-developed version of CPU-NXT and an alternative version of CPU-NXT being developed externally by SDG. Both versions have been submitted to the six major North American gaming labs. As a result of the positive response from the regulators to the first submission of the CPU-NXT version designed by SDG, along with its superior technology, which facilitates more rapid game development and ease of future evolution, we have elected to commercialize the SDG-developed version of CPU-NXT instead of the internally-developed version.

      We received GLI approval of CPU-NXT in September 2003 and expect to receive approvals from the remaining North American gaming labs by March 2004. We submitted nine new games on CPU-NXT to GLI in August 2003 and received approvals for all of these games in September 2003. With the approval for CPU-NXT and new games in hand, we have begun selling CPU-NXT upgrade kits to those customers who want all the features and functionality of the new operating system without the cost of purchasing a new cabinet. We expect first shipment of these kits in October 2003. We expect to receive approval from GLI on our new Bluebird cabinet in November 2003 with the remaining North American lab approvals expected by March 2004. We believe that some of our customers may wait to purchase our gaming devices until after we begin to offer CPU-NXT in our new cabinet design, Bluebird. CPU-NXT and Bluebird includes additional features and functionality desired by our customers that are lacking in the version 2.57 and 2.59 operating systems and our current cabinet.

      We are evaluating specifications and requirements for an even more advanced operating system that will be developed in the long-term, third phase of the technology improvement plan. We continue to refine the design and specifications to incorporate additional features we desire for this platform and have recently begun allocating more resources to this longer-term effort.

     New Products and Licenses

      In December 2002 and January 2003, we received approval for new versions of the MONOPOLY branded games in Nevada and Mississippi, version 1.5 of our HOLLYWOOD SQUARES themed game for the Nevada, riverboat and Native American markets, and our PAC-MAN branded game in Mississippi. In the March 2003 quarter we received additional approvals for the following game themes: PAC-MAN Frenzy, HOLLYWOOD SQUARES version 1.5, and the first approvals of HOLLYWOOD SQUARES version 2.0, called The Center Square. We also received the first approvals of the next version of our MONOPOLY branded series, called Free Parking, ahead of schedule. With these new approvals, we were able to update a portion of the installed base of games in the June 2003 quarter, which resulted in our average revenue per day increasing sequentially in the June 2003 quarter from the March 2003 quarter by 12%. We expect additional approvals for new game themes for these participation game series throughout fiscal 2004.

      We submitted the first version of our new mechanical reel-spinning game platform, developed for use on our Bluebird cabinet, to regulators in February 2003. We have now received approvals from three of the six North American gaming labs on the first submission and are preparing for a field trial in another jurisdiction. We expect to submit the marketable version of this product line to the six North American gaming labs in October 2003 and expect to receive the first approvals for this platform in April 2004.

      We expect to submit the marketable version of the Bluebird cabinet to the six North American gaming labs in October 2003 and we expect first approval from GLI in November 2003. With approvals for CPU-NXT, new games and the Bluebird cabinet, we expect to ship our first complete new gaming devices in December 2003.

      In April 2003, the Nevada Gaming Commission approved us as an operator of inter-casino linked systems, which was the first of several key steps in launching our proprietary wide-area progressive, or WAP, system. A WAP links multiple gaming devices in multiple locations. We have since submitted the first associated equipment components of our WAP system to the Nevada and GLI gaming labs. Our WAP system will require three sets of approvals:

•	an associated equipment approval for the linked system itself, which we have recently submitted to the Nevada and GLI gaming labs;

•	a WAP-enabled gaming device approval;

•	and approval of the game theme.

      We expect to begin the field trial of our WAP system at the beginning of calendar 2004, and to receive final regulatory approvals late in the June 2004 quarter, targeting product launch in July 2004.

  Other Recent Matters

      On June 25, 2003 we issued $100 million aggregate principal amount of 2.75% convertible subordinated notes due July 15, 2010 in a private offering to qualified institutional buyers, and granted to the initial purchasers of the notes an option to purchase up to an additional $15 million aggregate principal amount of notes, which they exercised on July 3, 2003. The notes are convertible, at the option of the holders, into shares of our common stock at a conversion price of $19.78. The notes are non-callable for the entire seven-year term. The net proceeds of the offering will be used for working capital, capital expenditures and other general corporate purposes, which may include acquisitions and repurchase of shares of our common stock under our existing share buyback program. In June 2003, upon completion of the offering, the authorization of the existing share buyback program was expanded by $15 million to $25 million.

      As part of our technology improvement plan, we have pursued alternative development strategies for each phase of the plan, including licensing technology from third parties. For the short-term phase of the plan, our internally developed version 2.57 and 2.59 operating systems have operated successfully to date in casinos in jurisdictions where they have been installed and, as a result, we no longer intend to implement an alternative operating system which was originally licensed, among other uses, to provide a back-up during the short-term phase of the plan. In fiscal 2003, we recorded a pre-tax charge of $2.8 million to write-off this license agreement obligation.

      We have an agreement with IGT for the operation of SURVIVOR branded games on IGT’s wide-area progressive system. Under this agreement we record in our consolidated financial statements our 50% proportionate share of revenues and costs, and all of the assets we own and liabilities we incur, in connection with the operating activities under this agreement. In fiscal 2003, we expensed $0.4 million pre-tax related to an estimated impairment of the SURVIVOR intellectual property license, and $1.1 million pre-tax to write down the SURVIVOR inventory to its net realizable value. At June 30, 2003, the remaining net book value of SURVIVOR related inventory and intellectual property assets and commitments for both companies was approximately $2.6 million.

      On May 7, 2003, we purchased rights to 250,000 restricted shares of our common stock for a purchase price of $3.5 million. This share price reflected a discount of $0.50 per share from the closing market price on May 6, 2003. We recorded a pre-tax charge in our statement of operations of $3.5 million to reflect this transaction. These restricted shares had been issued March 1, 2002 to Mr. Louis J. Nicastro, our Chairman of the Board of Directors and a non-employee director in consideration for his service as Chairman of the Technology Committee of the Board of Directors, which was established to provide enhanced oversight of the timely completion of the first phase of our technology improvement plan.

      On June 17, 2003, we announced that we would allow our agreement with Stargames Corporation Pty Ltd., for exclusive North American distributorship rights to their RAPID ROULETTE table gaming product, to expire on June 30, 2003. We encountered several significant obstacles in bringing this product to market, including regulatory, technical, and customer acceptance issues. As a result of the expiration of the agreement, we recorded a non-cash pre-tax charge of $3.4 million in fiscal 2003 to write down RAPID ROULETTE inventory to net realizable value and write-off distribution rights assets.

      Our effective income tax rate for fiscal 2003 includes a small net benefit stemming from the adjustment and settlement of prior year income tax returns with the Internal Revenue Service and the resulting impact of various tax agreements between WMS and its former subsidiary, Midway. We have now fully reserved our tax advance receivables from Midway due to the uncertainty of the timing of the payback period. In addition, due to the increase in our foreign business and research and development spending, the effective tax rate was favorably impacted by larger benefits from increased export sales and research and development tax credits.

Critical Accounting Policies

     Inventory Obsolescence

      We value inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. In fiscal 2004, we expect to introduce a new gaming platform, and it is reasonably possible that this will accelerate the obsolescence of existing product lines. In addition, demand for parts inventory is subject to technical obsolescence. Inventory on hand in excess of forecasted demand is written down to net realizable value. Actual demand may differ from anticipated demand, and such differences may have a material effect on the financial statements.

     Participation Gaming Machine Depreciation

      We depreciate our participation gaming machines and top boxes over a two-year useful life to a small salvage value. A material adverse impact could occur if the actual useful life of the participation games or top boxes is less than what was used in estimating depreciation expense, or if actual salvage value is less than the anticipated salvage value. We plan to introduce our new Bluebird cabinet style participation games in the June 2004 quarter. We anticipate depreciating the Bluebird gaming devices over three years with a small salvage value, and the top box over one year.

     Intellectual Property Valuation

      We license intellectual property from third parties that we use in some of our gaming machines. As part of our contracts with the licensors, we typically provide a guaranteed minimum and prepayment of royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the prepaid royalty and license fees as other assets. At June 30, 2003, the minimum guaranteed royalty payments totaled $21.0 million of which $16.7 million has been paid and the balance is payable over various periods up to three years. In addition, the contracts provide for an additional $7.8 million of contingent royalty payments based upon future events occurring. Total prepaid royalties at June 30, 2003 were $13.2 million of which $2.1 million is in other current assets and $11.1 million is in other assets. Subsequent to June 30, 2003, we entered into new licensing agreements with guaranteed minimum royalties and commitments of $38.8 million. We begin to amortize prepaid royalties when the product is introduced, based upon contractual terms of the license agreements and as appropriate to match costs and related revenues. If we determine that the products we develop will not fully recover the guaranteed minimum amounts, we would record an immediate charge against earnings once such determination is made.

     Licensed Technology Valuation

      As part of our technology improvement plan, as discussed above, we have pursued alternative strategies for each phase of the plan, including licensing technologies from third parties. At June 30, 2003 our minimum guaranteed payments related to technology alternatives totaled $5.4 million, which had been paid as advances with an additional $6.4 million of contingent royalty payments subject to future events, and these amounts are included in the amounts described above. If we determine that we will not realize the value of the guaranteed commitment for a particular licensed technology alternative, we will record an immediate charge against earnings, at the time of our determination, of up to $11.8 million if all of the alternatives were to have no further value to us.

     Accrued Liabilities

      We accrue expenses related to employee benefits, software anomalies and other contingencies based upon our best estimates of the costs that are probable of occurrence and reasonably estimable. These estimates are updated monthly based on current information. However, changes in estimates or actual expenses may exceed accrued amounts.

Recently Issued Accounting Standards

      We have adopted SFAS No. 143, SFAS No. 144, SFAS No. 146, SFAS No. 148, and FASI No. 45 as discussed in Note 2 to our financial statements. Such adoption did not have a material effect on our balance sheet, statement of operations or cash flows.

Off Balance Sheet Arrangements and Contractual Obligations

      We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines. Our obligations under these arrangements at June 30, 2003 were as follows:

	Payment Due by Period (in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Convertible Subordinated Notes	$100,000	—	—	—	$100,000
Operating Leases	$2,230	$1,030	$1,177	$23	—
Minimum Royalty Payments	5,151	1,460	3,191	500	—

Total	$107,381	$2,490	$4,368	$523	$100,000

      Subsequent to June 30, 2003, we entered into amended licensing agreements with contractual obligations totaling $38.8 million, due as follows: $5.4 million less than 1 year, $9.7 million 1-3 years, $9.2 million 3-5 years, $14.5 million more than 5 years.

      The total potential royalty commitments, including payments already made and those contingent upon future events, decreased from $17.2 million at June 30, 2002 to $13.0 million at June 30, 2003. Please refer to Note 11 to our financial statements in this report for additional details. We do not have any special purpose entities for investment or the conduct of our operations. We do have an agreement with IGT related to the operation of SURVIVOR branded participation games on its wide-area progressive system, under which we record in our consolidated financial statements our 50% proportionate share of revenues and costs from operating activities under that agreement, and the full value of assets we own and liabilities we incur in connection with the operating activities. We have not entered into any derivative financial instruments, although we have granted stock options and restricted stock to our employees, officers, directors and consultants and warrants to a licensor. We do not currently have any significant firm purchase commitments for raw material inventory.

Liquidity and Capital Resources

      We believe that cash and cash equivalents and short-term investments of $158.0 million at June 30, 2003, exclusive of $2.3 million of restricted cash, along with our available $50.0 million bank revolving line of credit that extends to May 21, 2004, and cash flow from operations, will be adequate to fund the anticipated level of expenses, capital expenditures, cash to be invested in participation games, and the levels of inventories and receivables required in the operation of our business for the next twelve months.

      Our cash balance on June 30, 2003 reflects $100 million we received in a private placement of 2.75% convertible subordinated notes due July 15, 2010. In July, subsequent to the end of fiscal 2003, we received an additional $15 million upon the exercise of the over allotment option granted to the initial purchaser of the notes. Net proceeds from the sale of the notes will be used for working capital, capital expenditures and other general corporate purposes, which may include acquisitions or repurchases of shares of our common stock under our existing $25 million stock buyback program.

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

      Due to our operating loss in fiscal 2003, we have $7.7 million of current income tax receivables on our balance sheet as of June 30, 2003. This tax receivable is based on our ability to receive tax refunds from applying our fiscal 2003 loss against prior years’ income and for refunds of tax payments made in fiscal 2003.

      We also have $9.2 million of deferred tax assets on our balance sheet as of June 30, 2003. These represent taxable temporary differences expected to reverse in future years, and tax credits and operating losses generated in fiscal 2003 that can be claimed on future returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. On this basis, we have not provided any valuation allowance as of June 30, 2003. However, valuation allowances could be recorded against these deferred tax assets in future periods if our future estimates of amounts realizable are reduced.

      Cash provided by operating activities was $20.0 million for fiscal 2003, which was $40.1 million less than the $60.1 million of cash provided for fiscal 2002. The decrease was due to an $18.2 million decrease in net income from $9.9 million net income in fiscal 2002 to a net loss of $8.3 million in fiscal 2003 and a $24.4 million decrease in changes in operating assets and liabilities from $25.9 million cash inflow in fiscal 2002 to $1.5 million cash inflow in fiscal 2003, partially offset by a $2.8 million increase in depreciation expense. We also recorded a $1.8 million non-cash charge for the write off of an operating system license agreement in the current year period, and $1.6 million of other non-cash expenses related to intellectual property impairment charges offset by $3.5 million of deferred income taxes. The cash flow from changes in operating assets and liabilities for fiscal 2003 was an inflow of $1.5 million due to an $8.3 million increase in accounts payable and accrued liabilities, a $2.2 million decrease in inventory, largely offset by a $10.1 million increase in other assets from the comparable balances at June 30, 2002. The largest component of the increase in other assets was a $5.6 million increase in long-term prepaid royalties due to advance payments made on brand and technology licensing agreements. The increase in current liabilities includes a $4.0 million accrued liability to our former subsidiary, Midway, related to our tax sharing and tax separation agreements. Cash inflow for fiscal 2002 was primarily due to a decrease in receivables, as a result of lower sales, and inventories, partially offset by an increase in other current assets. We have not experienced significant bad debt expense in any of the periods presented. We anticipate continued low levels of cash provided by operating activities over the next six months due to decreased game sales and higher research and development expenses to implement our technology improvement plan and product line expansion plans.

      Cash used for investing activities was $20.7 million for fiscal 2003, compared with $36.5 million for fiscal 2002. Cash used for the purchase of property, plant and equipment for fiscal year 2003 was $13.6 million compared with $16.3 million for the comparable prior-year period. This decrease is due to lower renovation costs in the current fiscal year related to converting our Chicago facility into a technology campus, partially offset by increased costs related to the ongoing implementation of our new enterprise resource planning information system. Cash used for additions to participation games was $21.6 million and $18.5 million for fiscal 2003 and 2002, respectively. The participation game expenditures in fiscal 2003 and fiscal 2002 reflect a relatively greater number of top box conversions and higher component costs. We expect to invest more in participation games in fiscal 2004 than in fiscal 2003 as we begin to convert our installed base to our new Bluebird cabinet and prepare for the launch of our proprietary WAP system. We used $2.5 million of cash in fiscal 2002 for the acquisition of Bigfoot Software Research and Development, LLC, which has allowed us to design and develop a proprietary wide area progressive system. We also received $2.3 million in fiscal 2002 on the sale of land and a building to Midway that they had previously been renting from us. Net cash of $14.6 million was provided by the redemption of short-term investments in fiscal 2003, compared to $1.4 million used for the net purchase of short-term investments in fiscal 2002.

      Cash provided by financing activities was $68.1 million for fiscal 2003, compared to cash used in financing activities of $7.5 million in fiscal 2002. In fiscal 2003, we received $100 million from a private offering of 2.75% convertible subordinated notes due July 15, 2010 and incurred $3.5 million in debt issuance costs. We received $0.5 million from the exercise of options to purchase common stock for fiscal 2003, compared with $1.2 million for fiscal 2002 due to a lower number of option exercises. We purchased $28.9 million of outstanding common stock in fiscal 2003, compared to $8.6 million of outstanding common stock purchases in fiscal 2002. The increase in stock purchases in fiscal 2003 compared to fiscal 2002 was based on additional stock repurchase plans authorized by the Board of Directors.

      In August 2002, we completed our twelve-month, $20 million common stock share repurchase program that had been authorized by our Board of Directors in January 2002. In September 2002, our Board of Directors authorized an additional twelve-month, $10 million common stock share repurchase program, which we completed in the March 2003 quarter. In April 2003, our Board of Directors authorized a new twelve-month plan to repurchase up to an additional $10 million of our common stock from time to time in open market or privately negotiated transactions. In June 2003, in conjunction with the completion of our $100 million convertible subordinated notes offering, our Board of Directors authorized an expansion of the existing $10 million common stock repurchase plan to $25 million. During the fiscal year ended June 30, 2003, we repurchased 2,348,900 shares for an aggregate price of $28.9 million under all of these programs. Since the inception of the first common stock repurchase program in January 2002, we have repurchased 3,193,500 shares of our common stock, or 9.9% of our previously outstanding shares for $42.5 million at an average price of $13.31 per share. As of September 1, 2003 we had $12.5 million remaining under the latest buy-back program authorized by our Board of Directors. This program could further reduce our cash balance and number of outstanding common shares through April 2004. The timing and actual number of shares to be purchased, if any, will depend on market conditions.

Results of Operations

     Fiscal 2003 Compared with Fiscal 2002

      Consolidated revenues increased 2.3% to $178.7 million in fiscal 2003 from $174.7 million in fiscal 2002. Total revenue increased $4.0 million: $10.2 million from increased product sales partially offset by a $6.2 million decrease in gaming operations revenue. We shipped 6,867 video and mechanical reel-spinning games in fiscal 2003, resulting in product and parts sales of $85.7 million versus 6,916 gaming devices shipped and $75.6 million of product and parts sales in fiscal 2002. Gaming device sales were flat as higher sales to customers outside North America were offset by lower domestic sales as we believe some customers delayed purchases until we introduce our new game platform and cabinet in fiscal 2004. Parts, used games, OEM and game conversion revenues, which are included in product sales revenues, increased 65.0% in the current fiscal year to $28.6 million, compared to $17.3 million in the prior fiscal year. The average sales price decreased from $8,419 in the prior fiscal year to $8,318 in the current fiscal year, primarily due to a change in our mix of products sold.

      The decrease in gaming operations revenue was due to a decrease in the average installed base of participation games to a total of 5,509 units in fiscal 2003, compared to 5,790 units installed in fiscal 2002, while the actual installed base declined from 6,162 units at June 30, 2002 to 5,086 units at June 30, 2003. We believe the decline in the installed base resulted from three factors. First, in the first half of fiscal 2003, the average net win of our participation games decreased and casino operators removed games as we were unable to obtain approvals for new games as gaming regulators reviewed upgrades to our legacy operating system. Second, we removed participation games from locations that had low net revenue per day. Third, the decline in the installed base resulted from our current gaming platform not supporting key features and functionality that casino operators now demand, such as some cashless gaming options, multi-denomination and tokenization, as well as an increasingly competitive environment. Following new participation game approvals in the March and June 2003 quarters, we were able to partially refresh our installed base of participation games in the June 2003 quarter. As a result, average net revenue per day per machine increased 11.7% from $37.10 in the March 2003 quarter to $41.44 in the June 2003 quarter. For fiscal 2003, the net revenue per day decreased 2.1% to $39.19 from $40.05.

      Consolidated gross profit in fiscal 2003 decreased 3.6% to $105.6 million from $109.6 million in fiscal 2002. The gross margin percentage decreased from 62.7% in fiscal 2002 to 59.1% in fiscal 2003. The decrease in the gross margin percentage resulted from the impact of higher margin gaming operations revenues being 52.0% of total revenue in fiscal 2003 versus 56.7% of total revenues in fiscal 2002. The gross margin on product sales increased from 33.8% in fiscal 2002 to 39.2% in fiscal 2003 due to higher production volumes and higher margin products representing a greater percentage of product sales revenue, partially offset by a decrease in the average sales price per unit. The gross profit margin on gaming operations revenues decreased from 84.8% in fiscal 2002 to 77.4% in fiscal 2003 due to a $1.1 million write down of SURVIVOR inventory, a $0.9 million write down of RAPID ROULETTE inventory upon the expiration of the distribution agreement, higher royalty rates payable to licensors and the decrease in the average net revenue per day for participation games.

      Research and development expenses increased $14.3 million, or 55.1% in the current fiscal year to $40.3 million from $26.0 million in fiscal 2002 due to the ongoing execution of our technology improvement plan, while preparing to expand our product offerings and increase the number of games we offer our customers. The increase was due to increased headcount and higher engineering project and prototype expenditures, and included costs to adapt our games for distribution to international markets. We expect sequential quarterly increases in research and development expenses in upcoming fiscal year, after which such expenses should stabilize. During fiscal 2003, we introduced four new games for sale and six new participation games.

      Selling and administrative expenses increased 19.4% from $47.1 million in fiscal 2002 to $56.2 million in the current fiscal year. The fiscal 2003 amount includes a $3.5 million pre-tax charge for the purchase of rights to restricted stock at a discount from market value, a $2.5 million write-off of the RAPID ROULETTE distribution rights and higher costs incurred related to our re-emergence and the implementation of a new enterprise resource planning information system. We expect that our selling and administrative expenses will continue to grow as we begin commercializing our CPU-NXT operating system and Bluebird cabinet in order to support our re-emergence and expansion into multiple product lines, which we expect will result in greater operating activities.

      Depreciation and amortization increased during the current fiscal year to $26.7 million from $23.9 million in the prior fiscal year. The 11.7% increase in depreciation expense reflects higher depreciation on our recently renovated Chicago technology campus, higher equipment cost per participation game unit, and increased depreciation on video lottery terminals under contract with state lotteries, partially offset by the 4.9% decrease in the average installed base of participation games.

      Operating loss was $17.6 million in the current fiscal year, compared to operating income of $12.6 million in the prior fiscal year. The financial results of the current fiscal year reflect lower gross profit of $4.0 million, including a $1.1 million write down of SURVIVOR inventory and a $0.9 million write down of RAPID ROULETTE inventory upon the expiration of the distribution agreement, $14.3 million increase in research and development spending, and a $9.1 million increase in selling and administrative expense, including a $3.5 million charge from the costs associated with the purchase of rights to restricted stock at a discount from market and a $2.5 million write-off of the RAPID ROULETTE distribution rights. The operating income for fiscal 2002 reflects $1.3 million of employee separation costs.

      The benefit for income taxes was $6.7 million in the current fiscal year, in contrast to a provision for income taxes of $5.6 million in the prior fiscal year. The benefit was due to the pre-tax loss from continuing operations, and a benefit of $0.7 million from a reduction in fiscal year 2002 taxes as compared to amounts previously provided, partially offset by a $0.6 million provision stemming from the settlement of prior year income tax returns with the Internal Revenue Service and the resulting impact of various tax agreements between us and Midway. The effective tax rate was 44.9% in fiscal 2003, compared to 36.2% in fiscal 2002. This effective rate reflects the beneficial tax treatment of increased export sales, dividend investment income and increased research and development tax credits.

      Our net loss was $8.3 million, or $0.27 per diluted share, in the current fiscal year, compared to net income of $9.9 million, or $0.30 per diluted share, in the prior fiscal year. Diluted shares outstanding decreased by 6.6%, due to our repurchase of common stock outstanding.

     Fiscal 2002 Compared with Fiscal 2001

      Consolidated revenues decreased 33.8% to $174.7 million in fiscal 2002 from $263.8 million in fiscal 2001. Total revenue decreased $89.1 million: $98.0 million from decreased product sales partially offset by an $8.9 million increase in gaming operations revenue. We shipped 6,916 video and mechanical reel type gaming devices in fiscal 2002, resulting in product and parts sales of $75.6 million versus 19,070 gaming devices shipped and $173.6 million of product and parts sales in fiscal 2001. Gaming device sales were lower due to our inability to sell into certain jurisdictions until the summer of 2002 upgrade of our operating system software was approved. The average sales price increased from $8,355 in fiscal 2001 to $8,419 in fiscal 2002, primarily due to a change in our mix of products sold.

      The increase in gaming operations revenue was due to an increase in the installed base of participation games to a total of 6,162 units installed at June 30, 2002, compared to 5,857 units installed at June 30, 2001. The installed base increased due to the introduction of three new series of participation games: HOLLYWOOD SQUARES, PAC-MAN, and SURVIVOR. Average net revenue per day per machine decreased from $43.76 in fiscal 2001 to $40.05 in fiscal 2002. This decrease resulted primarily from the lack of approvals for new game titles to refresh the installed base of MONOPOLY and Puzzle Pays participation games as regulators awaited approval of the summer of 2002 upgrade of our operating system software.

      Consolidated gross profit in fiscal 2002 decreased 29.4% to $109.6 million from $155.2 million in fiscal 2001. The gross margin percentage increased from 58.9% in fiscal 2001 to 62.7% in fiscal 2002. The increase in the gross margin percentage resulted from the impact of higher margin gaming operations revenues being 56.7% of total revenue in fiscal 2002 versus 34.2% of total revenues in fiscal 2001. The gross margin on product sales decreased from 44.8% in fiscal 2001 to 33.8% in fiscal 2002 due to lower overall sales of products. The gross profit margin on gaming operations revenues decreased slightly from 85.8% in fiscal 2001 to 84.8% in fiscal 2002 due to higher replacement part and conversion costs on fully depreciated machines still in service and the lower average net revenue per day per machine.

      Research and development expenses increased $9.6 million, or 58.0%, in fiscal 2002 to $26.0 million from $16.4 million in fiscal 2001 as we continued to invest in people and technologies to develop new games, product platforms and operating systems, to execute on our three-part technology improvement plan, and to pursue our business strategy to become a full service gaming device provider to our customers. The increase was due to higher engineering expenditures and increased headcount, and included costs to adapt our games for distribution to international markets. We anticipate that higher staffing levels will allow us to increase the number of new games we introduce in the coming years. During fiscal 2002, we introduced five new games for sale and four new participation games.

      Selling and administrative expenses decreased 35.0% from $72.4 million in fiscal 2001 to $47.1 million in fiscal 2002. The fiscal 2001 amount includes a $20.3 million pre-tax charge for an executive buyout agreement. Excluding this nonrecurring charge and the $0.7 million charge in the December 2001 quarter to effect a reduction in force, selling and administration expenses decreased 11.0% due to our effort to manage controllable expenses and the headcount reductions.

      Corporate relocation expenses of $3.7 million in fiscal 2001 represents costs associated with the relocation and centralization of our corporate headquarters, manufacturing, Chicago regional distribution and warehousing facilities to Waukegan, Illinois.

      Depreciation and amortization increased during fiscal 2002 to $23.9 million from $18.5 million in fiscal 2001 due to the increased average installed base of participation games and higher top box costs. The average installed base was 5,790 units for fiscal 2002 compared to 4,850 units for fiscal 2001. The 29.2% increase in depreciation expense reflects the 19.4% increase in the average installed base of participation games and more expensive top box costs, partially offset by a reduction in depreciation on those participation games originally installed in fiscal 1999 and 2000 that have been depreciated to estimated salvage value.

      Operating income was $12.6 million in fiscal 2002, compared to $44.2 million in fiscal 2001. The financial results of fiscal 2001 reflect the pre-tax charge of $20.3 million from the costs associated with an executive buyout agreement and $3.7 million of costs associated with our relocation to Waukegan, Illinois, while the financial results for fiscal 2002 reflect lower gross profits coupled with $1.3 million of employee separation costs, higher research and development costs related to new products and the three part technology improvement plan, as well as higher depreciation costs related to participation games.

      The provision for income taxes on continuing operations decreased to $5.6 million in fiscal 2002 from $18.1 million in fiscal 2001. The decrease was due to lower pre-tax income in fiscal 2002. The effective tax rate was 36.2% in fiscal 2002, compared to 36.1% in fiscal 2001. This effective rate reflects the beneficial tax treatment of foreign sourced income, dividend investment income and tax credits.

      Income from continuing operations was $9.9 million, or $0.30 per diluted share, in fiscal 2002, compared to $31.9 million, or $1.00 per diluted share, in fiscal 2001.

      Net income, which includes continuing operations and discontinued operations was $9.9 million in fiscal 2002, or $0.30 per diluted share, compared to $36.3 million, or $1.13 per diluted share in fiscal 2001.

Impact of Inflation

      During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes.

     Interest Rate Risk

      We have exposure to interest rate risk from our convertible subordinated notes and short-term line of credit. The notes are at a fixed rate and the short-term line of credit is at a variable rate.

      As of June 30, 2003, we had $100 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $100 million. Using a discounted cash flow model, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our fixed rate debt by approximately $3.7 million, but would not be material to cash flows or future results of operations.

      In May 2003, we renewed a $50 million 364-day revolving line of credit to provide us with additional liquidity to meet our short-term financing needs. Borrowings under this facility bear interest at a certain percentage above the agent’s prime rate. There were no outstanding borrowings under this facility as of June 30, 2003.

     Foreign Currency Risk

      We have subsidiaries in Spain, Canada, South Africa and Australia for distribution, marketing and development operations. These subsidiaries transact business in their respective foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2003 would have resulted in a pretax loss (or gain) of about $0.4 million.

      In addition, we cannot be assured that there will not be restrictions of currency movements imposed by foreign governments.

      The net assets of these subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in stockholders’ equity. Such translation resulted in unrealized gains of $0.3 million and $0.9 million for fiscal 2003 and 2002, respectively.

Item 8.	Financial Statements and Supplementary Data.

      Our Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

      As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and communicated to them as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 22, 2003 with the SEC.

Item 11.	Executive Compensation.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 22, 2003 with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 22, 2003 with the SEC.

Item 13.	Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 22, 2003 with the SEC.

Item 14.	Principal Accountant Fees and Services.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 22, 2003 with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a) (1) Financial Statements. See “Index to Financial Information” on page F-1.

(2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.

(3) Exhibits.

Exhibit		Description

3(	a)	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to WMS’s Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 10-K”).
3(	b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of State of the State of Delaware on February 25, 1998, incorporated by reference to Exhibit 3.1 to WMS’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
3(	c)	Form of Certificate of Designations of Series A Preferred Stock incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 1 to WMS’s Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the “Form 8-A”).
3(	d)	By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to WMS’s Annual Report on Form 10-K for the year ended June 30, 1996.
4		Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit B to the Form 8-A.
10(	a)	1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10(f) to the 1994 10-K.
10(	b)	1993 Stock Option Plan, incorporated by reference to Exhibit 10(g) to the 1994 10-K.
10(	c)	1994 Stock Option Plan, incorporated by reference to Appendix A to WMS’s Definitive Proxy Statement dated December 12, 1994.
10(	d)	Form of Indemnity Agreement authorized to be entered into between WMS and each officer and director approved by the Board of Directors, incorporated by reference to Exhibit 10(k) to the 1994 10-K.
10(	e)	WMS Industries Inc. Treasury Share Bonus Plan adopted April 19, 1993, incorporated by reference to Exhibit 10(ee) to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
10(	f)	Voting Proxy Agreement dated September 21, 1995 among Louis J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and National Amusements, Inc., incorporated by reference to Exhibit 10(u) to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
10(	g)	Tax Sharing Agreement dated as of July 1, 1996 among WMS, Midway, Atari Games Corporation and others, incorporated by reference to Exhibit 10.2 to Midway’s Registration Statement on Form S-1 (File No. 333-11919) (the “Midway S-1”).
10(	h)	Amendment to Article III, Section 3 (Option Adjustments) of 1991 Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS’s definitive proxy statement filed with the Commission on December 11, 1996 (the “1996 Proxy Statement”).
10(	i)	Amendment to Article III, Section 3 (Option Adjustments) of 1993 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.
10(	j)	Amendment to Article III, Section 3 (Option Adjustments) of 1994 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.
10(	k)	1998 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4.6(a) to WMS’s Registration Statement No. 333-57585 on Form S-8 filed with the Commission on June 24, 1998.
10(	l)	Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to Exhibit 3 to the Report on Form 8-K filed April 17, 1998.

Exhibit		Description

10(	m)	Tax Separation Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit 10.32 to the Midway 1998 10-K.
10(	n)	Tax Indemnification Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit 10.33 to the Midway 1998 10-K.
10(	o)	Worldwide Merchandising Agreement/License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to Exhibit 99.1 to WMS’s Registration Statement No. 333-83021 on Form S-3 filed with the Commission on July 16, 1999 (the “1999 S-3”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.
10(	p)	Amendment dated 1998 to License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to Exhibit 99.2 to the 1999 S-3. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.
10(	q)	2000 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10(dd) to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000 10-K”).
10(	r)	Employment Agreement between Scott D. Schweinfurth and WMS dated May 19, 2000, incorporated by reference to Exhibit 10(ee) to the 2000 10-K.
10(	s)	Employment Agreement between Orrin J. Edidin and WMS dated May 8, 2000, incorporated by reference to Exhibit 10(ff) to the 2000 10-K.
10(	t)	Employment Agreement between Robert R. Rogowski and WMS dated May 1, 2000, incorporated by reference to Exhibit 10(hh) to WMS’ Quarterly Report on the Form 10-Q for fiscal quarter ended September 30, 2000.
10(	u)	2000 Stock Option Plan, incorporated by reference to Appendix B to WMS’ Proxy Statement for its 2001 Annual Meeting filed with the Commission on December 8, 2000.
10(	v)	Amendment 1 to Employment Agreement between Scott D. Schweinfurth and WMS dated June 4, 2001, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”).
10(	w)	Amendment 1 to Employment Agreement between Orrin J. Edidin and WMS dated June 4, 2001, incorporated by reference to WMS’ 2001 10-K.
10(	x)	Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS dated June 14, 2001, incorporated by reference to WMS’ 2001 10-K.
10(	y)	Employment Agreement between Brian R. Gamache and WMS dated as of June 15, 2001, incorporated by reference to WMS’ 2001 10-K.
10(	z)	Amended and Restated Employment Agreement between Seamus M. McGill and WMS dated as of February 1, 2001, incorporated by reference to WMS’ 2001 10-K.
10(	aa)	Letter Amendment to Tax Separation Agreement dated September 24, 2001, incorporated by reference to WMS’ 2001 10-K.
10(	bb)	Amendment 2 to Employment Agreement between Scott D. Schweinfurth and WMS dated November 15, 2001 incorporated by reference to WMS’ Quarterly Report on the Form 10-Q for fiscal quarter ended December 31, 2001 (the “2001 2Q 10-Q”).
10(	cc)	Amendment 2 to Employment Agreement between Orrin J. Edidin and WMS dated November 15, 2001 incorporated by reference to the 2001 2Q 10-Q.
10(	dd)	Amendment 1 to Amended and Restated Employment Agreement between Seamus M. McGill and WMS dated November 15, 2001 incorporated by reference to the 2001 2Q 10-Q.
10(	ee)	Restricted Stock Agreement between WMS Industries Inc. and Louis J. Nicastro dated March 1, 2002, incorporated by reference to our Registration Statement on Form S-8 (File No. 333-87676) filed with the Commission on May 6, 2002.
10(	ff)	2002 Stock Option Plan, incorporated by reference to Appendix B to WMS Proxy statement for its 2003 Annual Meeting, filed with the Commission on September 25, 2002.

Exhibit		Description

10(	gg)	Voting Proxy Agreement dated November 8, 2003 among Louis J. Nicastro, Neil D. Nicastro, WMS and Phyllis G. Redstone, incorporated by reference as Exhibit 10.1 to Report on Form 8-K filed November 12, 2002.
10(	hh)	Employment offer letter dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference as Exhibit 10.2 to WMS’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
10(	ii)	Relocation compensation letter dated March 6, 2003 between our wholly owned subsidiary, WMS Gaming Inc., WMS and Seamus McGill, Executive Vice President of Sales and Marketing of WMS Gaming Inc., incorporated by reference as Exhibit 10.2 to WMS’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
10(	jj)	Purchase and Settlement Agreement between WMS Industries Inc. and Louis J. Nicastro dated May 7, 2003, incorporated by reference as Exhibit 10.3 to WMS’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
10(	kk)	Revolving Note between WMS Industries Inc. and LaSalle Bank National Association dated May 21, 2003.
10(	ll)	Restricted Stock Agreement between WMS Industries Inc. and Brian R. Gamache dated June 12, 2003.
10(	mm)	Restricted Stock Agreement between WMS Industries Inc. and Scott D. Schweinfurth dated June 12, 2003.
10(	nn)	Restricted Stock Agreement between WMS Industries Inc. and Orrin J. Edidin dated June 12, 2003.
10(	oo)	Restricted Stock Agreement between WMS Industries Inc. and Seamus McGill dated June 12, 2003.
10(	pp)	Indenture dated June 25, 2003 between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference as Exhibit 4.1 to Report on Form 8-K filed June 25, 2003.
10(	qq)	Form of Note (contained in and incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to Report on Form 8-K filed June 25, 2003).
10(	rr)	Registration Rights Agreement dated June 25, 2003 between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference as Exhibit 10.2 to Report on Form 8-K filed June 25, 2003.
10(	ss)	Relocation compensation letter dated May 12, 2003 between WMS and Kathleen J. McJohn, Vice President, General Counsel and Secretary.
21		Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP.
31		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)–14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

      (b) Reports on Form 8-K.

(1)	Current Report on Form 8-K filed May 8, 2003 reporting under Item 5.

(2)	Current Report on Form 8-K filed June 17, 2003 reporting under Items 5 and 7.

(3)	Current Report on Form 8-K filed June 20, 2003 reporting under Items 5 and 7.

(4)	Current Report on Form 8-K filed June 25, 2003 reporting under Items 5 and 7.

WMS INDUSTRIES INC.

      All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

WMS Industries Inc.

      We have audited the accompanying consolidated balance sheets of WMS Industries Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Chicago, Illinois
August 11, 2003

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$99,640	$31,421
Restricted cash	2,326	1,250
Short-term investments	58,341	72,909

	160,307	105,580
Receivables, net of allowances of $2,354 in 2003 and $2,642 in 2002	25,073	24,820
Notes receivable, current portion	12,033	11,589
Income tax receivable	7,722	9,491
Inventories:
Raw materials and work in progress	13,937	15,448
Finished goods	15,869	14,225

	29,806	29,673
Other current assets	15,766	11,532

Total current assets	250,707	192,685
Gaming operations machines, net	27,590	31,514
Property, plant and equipment, net	50,213	41,546
Other assets	22,466	15,420

Total assets	$350,976	$281,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,717	$7,646
Accrued compensation and related benefits	3,065	4,770
Other accrued liabilities	16,009	9,221

Total current liabilities	29,791	21,637
Convertible subordinated notes	100,000	—
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (32,358,315 shares issued in 2003 and 32,346,519 shares issued in 2002)	16,179	16,173
Additional paid-in capital	197,009	198,347
Retained earnings	43,958	52,245
Accumulated other comprehensive income	1,107	67
Unearned restricted stock (29,912 shares in 2003 and 250,000 shares in 2002)	(298)	(1,960)
Treasury stock, at cost (2,882,995 shares in 2003 and 372,812 shares in 2002)	(36,770)	(5,344)

Total stockholders’ equity	221,185	259,528

Total liabilities and stockholders’ equity	$350,976	$281,165

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years ended June 30,

	2003	2002	2001

Revenues:
Product sales	$85,721	$75,558	$173,572
Gaming operations	93,005	99,136	90,200

Total revenues	178,726	174,694	263,772

Costs and expenses:
Cost of product sales	52,108	50,020	95,765
Cost of gaming operations	21,026	15,108	12,772
Research and development	40,300	25,977	16,443
Selling and administrative	56,225	47,088	72,404
Depreciation and amortization	26,677	23,892	18,496
Corporate relocation	—	—	3,653

Total costs and expenses	196,336	162,085	219,533
Operating income (loss)	(17,610)	12,609	44,239
Interest and other income	2,579	2,841	5,748

Income (loss) from continuing operations before income taxes	(15,031)	15,450	49,987
Provision (benefit) for income taxes	(6,744)	5,596	18,069

Income (loss) from continuing operations	(8,287)	9,854	31,918
Discontinued operations, net of applicable income taxes:
Income related to discontinuance of pinball and cabinets segments	—	—	4,409

Net income (loss)	$(8,287)	$9,854	$36,327

Basic earnings (loss) per share of common stock:
Income (loss) from continuing operations	$(0.27)	$0.31	$1.01

Net income (loss)	$(0.27)	$0.31	$1.15

Diluted earnings (loss) per share of common stock:
Income (loss) from continuing operations	$(0.27)	$0.30	$1.00

Net income (loss)	$(0.27)	$0.30	$1.13

Average number of shares outstanding — basic	30,382	32,054	31,557

Average number of shares outstanding — diluted	30,382	32,542	32,050

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands, except share amounts)

				Accumulated
		Additional		other	Unearned	Treasury	Total
	Common	paid-in	Retained	comprehensive	restricted	stock,	stockholders’	Comprehensive
	stock	capital	Earnings	income	stock	at cost	equity	Income (loss)

Balance, June 30, 2000	15,460	184,278	6,064	—	—	(382)	205,420
Net income			36,327				36,327	$36,327
Exercise of stock options and related tax benefits	658	13,998					14,656
Foreign currency translation adjustment				(17)			(17)	(17)

Balance, June 30, 2001	16,118	198,276	42,391	(17)	—	(382)	256,386	$36,310

Net income			9,854				9,854	$9,854
Exercise of stock options and related tax benefits	55	1,519					1,574
Issuance of options to consultants		257					257
Issuance of 250,000 restricted shares from treasury		(1,705)			(1,960)	3,665	—
Purchase of 545,500 treasury shares						(8,627)	(8,627)
Minimum pension liability				(187)			(187)	(187)
Foreign currency translation adjustment				271			271	271

Balance, June 30, 2002	16,173	198,347	52,245	67	(1,960)	(5,344)	259,528	$9,938

Net loss			(8,287)				(8,287)	$(8,287)
Exercise of stock options and related tax benefits	6	(27)				735	714
Issuance of options to consultants		45					45
Issuance of restricted shares from treasury		(43)			(298)	381	40
Return of 250,000 restricted shares to treasury		1,705			1,960	(3,665)	—
Purchase of 2,348,900 treasury shares						(28,877)	(28,877)
Midway tax adjustments		(3,018)					(3,018)
Minimum pension liability				187			187	187
Foreign currency translation adjustment				853			853	853

Balance June 30, 2003	$16,179	$197,009	$43,958	$1,107	$(298)	$(36,770)	$221,185	$(7,247)

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended June 30,

	2003	2002	2001

Cash Flows From Operating Activities
Net income (loss)	$(8,287)	$9,854	$36,327
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Income) related to discontinued operations	—	—	(4,409)
Depreciation	26,677	23,892	18,496
Provision for bad debts	—	—	815
Non-cash write-off of licensed technology	1,750	—	—
Non-cash losses and expenses	1,583	288	3,177
Deferred income taxes	(3,528)	(215)	(2,954)
Tax benefit from exercise of common stock options	250	406	7,228
Increase (decrease) resulting from changes in operating assets and liabilities:
Restricted cash	(1,076)	(1,250)	—
Receivables	(697)	23,666	(6,623)
Income taxes	1,769	3,483	(7,325)
Inventories	2,212	3,273	(11,804)
Other current assets	1,054	(7,428)	(880)
Other assets	(10,079)	4,809	(7,600)
Accounts payable and accrued liabilities	8,341	(646)	(449)

Net cash provided by operating activities	19,969	60,132	23,999
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(13,641)	(16,344)	(8,124)
Additions to participation gaming machines	(21,622)	(18,531)	(18,844)
Acquisition, net of cash acquired	—	(2,500)	—
Proceeds from asset disposal	—	2,274	—
Purchase of short-term investments	(7,832)	(1,385)	(93,024)
Proceeds from short-term investments	22,400	—	82,300

Net cash used by investing activities	(20,695)	(36,486)	(37,692)
Cash Flows From Financing Activities
Cash received on exercise of stock options	464	1,168	7,428
Gross proceeds from issuance of convertible notes	100,000	—	—
Debt issuance costs	(3,495)	—	—
Purchase of treasury stock	(28,877)	(8,627)	—

Net cash provided (used) by financing activities	68,092	(7,459)	7,428
Cash Flows From Discontinued Operations	—	—	1,376
Effect of Exchange Rates on Cash	853	271	(17)

Increase (decrease) in cash and cash equivalents	68,219	16,458	(4,906)
Cash and cash equivalents at beginning of year	31,421	14,963	19,869

Cash and cash equivalents at end of year	$99,640	$31,421	$14,963

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Business Overview

      We are engaged in one business segment: the design, manufacture, and marketing of slot machines (video and mechanical reel type) and video lottery terminals and gaming operations consisting of placement of participation and wide-area progressive games in gaming venues and licensing our games to third parties. We serve the gaming industry worldwide. Although production remains exclusively in the United States, sales and service offices are located in the United States, Canada, Australia, Spain and South Africa. International business activities have become increasingly important to us. See Note 3, below.

      We market our gaming machines in two principal ways. First, we sell gaming machines, conversion kits, parts, used equipment and equipment manufactured under original equipment manufacturing agreements to casinos and other licensed gaming machine operators. Second, we license our games to third parties for distribution and we lease gaming machines to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win of the gaming machines, (2) fixed daily fees or (3) in the case of games on a WAP system, a percentage of the amount wagered. WAP systems are electronically linked systems of gaming devices joined by a central computer, that allow the system to build a progressive jackpot with every wager made on the system. The current WAP systems are operated under an agreement with a WAP system provider whereby the profits of the games on the WAP system are shared equally. We refer to games leased under any of these arrangements as “participation games” and when combined with royalties we receive under license agreements with third parties to distribute our games, we refer to this business as our “gaming operations.”

      On June 25, 2003 we completed a private placement of $100 million principal amount of 2.75% Convertible Subordinated Notes due July 15, 2010. On July 3, 2003 we issued an additional $15 million upon exercise of the over allotment option in the note agreement. We have registered the resale of the notes and underlying common stock with the SEC.

      On August 10, 2000, we announced the discontinuance of our contract manufacturing segment with operations ceasing on September 30, 2000. Accordingly, the financial position, results of operations and cash flows of this segment has been reported as discontinued operations in the consolidated financial statements.

      In fiscal 2001, we recorded an after-tax gain of $1.3 million, which reflects the final adjustments to our fiscal 2000 estimated loss on the disposal of our pinball and cabinet segment and the related tax expense. In addition, we recorded a tax benefit of $3.1 million related to the write-off for tax purposes of $8.6 million of goodwill associated with the original acquisition of our discontinued pinball business in 1969. The basic and diluted earnings per share of discontinued operations, net of applicable income taxes, for fiscal 2001 was $0.14 and $0.13 per share, respectively.

Note 2:	Principal Accounting Policies

     Consolidation Policy

      Our consolidated financial statements include the accounts of WMS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We account for our joint operating agreement with IGT for the current WAP systems for which no legal entity exists, in our consolidated financial statements by recording our proportionate share of revenues and expenses from operating activities and the full value of all of the assets we own and liabilities we owe related to this agreement. The purpose of the joint operating agreement is to combine our licensing rights and game design expertise with the proprietary WAP computer system of IGT. We design and market the games manufactured by IGT who places such games in casinos on its WAP system.

      Certain prior year balances have been reclassified to conform with the current year presentation.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Use of Estimates

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents, and Restricted Cash

      All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Restricted cash of $2.4 million and $1.3 million at June 30, 2003 and 2002, respectively, is required for funding WAP systems jackpot payments.

     Short-Term Investments

      All investments are recorded at cost, which approximates market value. Short-term investments consist principally of Auction Market Preferred Stocks that generally have no fixed maturity dates but have dividend reset dates generally every 49 days or more.

     Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts

      We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a periodic basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. Our policy is to generally not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. With regard to notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered to be insignificant.

     Inventories

      Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market.

     Freight and Warehousing Costs

      Freight-out and warehousing costs are included in costs of product sales and costs of gaming operations in the statement of operations.

     Long-Lived Assets

      Property, plant and equipment and gaming operations machines are stated at cost and depreciated by the straight-line method over their estimated useful lives. Significant replacements and improvements are capitalized. Other maintenance and repairs are expensed. The annual provision for depreciation has been computed in accordance with the following ranges of asset lives: buildings and improvements 10 to 30 years; leasehold improvements over the lease term; machinery and equipment 3 to 8 years, participation games 2 years, and furniture and fixtures 10 years.

      We review the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment loss is to be recognized for an asset, it is measured by

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comparing the carrying value to the fair value. Fair value is generally measured as the present value of estimated future cash flows.

      Goodwill and indefinite lived intangible assets are not amortized but are reviewed annually, or more frequently if an event occurs or circumstances change, for indications that the asset might be impaired. Any impairment loss is charged to expense in the period in which such loss is determined. Identified intangible assets with finite lives, including licensed technology and patents, are amortized using the straight line method over their estimated useful lives. We continually evaluate the reasonableness of the useful lives of these assets, and any change in the lives assigned to amortizable assets will impact results of operations.

      We recorded $0.8 million of goodwill associated with our acquisition of Big Foot Software Development and Research, LLC in July 2001. An additional $1.5 million of contingent consideration had been deposited into an escrow account subject to the future fulfillment of specified conditions in the purchase contract. As of June 30, 2003, we determined that specified milestones had been achieved and $0.8 million of the contingent consideration was recorded and goodwill was increased accordingly. We did not record any impairment charges related to goodwill for fiscal 2003, 2002 or 2001.

      Other assets include royalty and licensing advances made in connection with licensing agreements we have for the use of third party intellectual property. The royalty and licensing advances will be amortized based on the contractual terms or the life of the asset once the products are commercialized. At June 30, 2003, $13.2 million of advance payments of royalties are included in the balance sheet. Amortization expense, which is included in cost of gaming operations in the statement of operations is estimated, for fiscal years 2004, 2005, 2006, 2007 and 2008 to be $2.1 million, $5.5 million, $4.1 million, $1.4 million and $0.1 million, respectively. To the extent the products developed would not fully recover the guaranteed minimum amounts, we would record an immediate charge against earnings at the time of such determination. In fiscal 2003, we recorded charges of $5.7 million for the impairment of royalty and licensing advances, because we had determined that these intangible assets had no future value to us.

     Revenue Recognition

      Product sales are made for cash, on normal credit terms of 90 days or less, and over longer term payment plans. Revenue is recognized from product sales when the title to the product and the risk and rewards of ownership transfer to the customer. Gaming operations revenues under operating type lease agreements are estimated and recognized when earned. Lease agreements are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee. WAP revenues are based upon a predetermined percentage of amounts wagered, or coin in, on each gaming machine and are recognized as earned.

     Advertising Expense

      The cost of advertising is charged to earnings as incurred and for fiscal years 2003, 2002 and 2001 was $0.7 million, $0.8 million, and $0.8 million, respectively.

     Research and Development Costs

      Expenditures relating to the development of new products, including improvements to existing products are expensed as incurred.

     Foreign Currency Translation

      The local currency is the functional currency (primary currency in which business is conducted) for our operations in Canada, Spain, Australia and South Africa. Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders’ equity. Gains or losses resulting from transactions in other than the functional currency are reflected in net income.

     Earnings (loss) per share

      The reconciliation of the numerators and denominators of the basic and diluted earning (loss) per share from continuing operations was:

	Year ended June 30, 2003

			Per Share
	(Loss)	Shares	Amount

	(in thousands, except per share amounts)
Basic EPS
Loss applicable to common stock	$(8,287)	30,382	$(0.27)
Effect of dilutive securities:
— options	—	—	—
— convertible notes	—	—	—

Diluted EPS
Loss applicable to common stock	$(8,287)	30,382	$(0.27)

	Year ended June 30, 2002

			Per Share
	Income	Shares	Amount

	(in thousands, except per share amounts)
Basic EPS
Income applicable to common stock	$9,854	32,054	$0.31
Effect of dilutive securities — options	—	488	0.01

Diluted EPS
Income applicable to common stock	$9,854	32,542	$0.30

	Year ended June 30, 2001

			Per Share
	Income	Shares	Amount

	(in thousands, except per share amounts)
Basic EPS
Income applicable to common stock	$31,918	31,557	$1.01
Effect of dilutive securities — options	—	493	.01

Diluted EPS
Income applicable to common stock	$31,918	32,050	$1.00

      Shares of common stock underlying options and our $100 million of convertible subordinated notes were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Had we earned net income in fiscal 2003, incremental shares attributable to the assumed exercise of outstanding options and issuance of shares assuming conversion of the convertible notes would have increased diluted shares outstanding by 366,908 shares.

      The options expire between 2007 and 2010 and the convertible notes mature in 2010. The 29,912 shares of unearned restricted stock were also not included in the computation of diluted earnings per share in fiscal years 2003 or 2002.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options to purchase 835,000 shares of common stock were outstanding during the year ended June 30, 2002 but were not included in the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of the common shares for the year. The options expire between 2007 and 2010.

      The 250,000 shares of unearned restricted stock were not included in the computation of diluted earnings per share in fiscal 2003 or 2002.

  Stock-Based Employee Compensation

      We have elected to continue to follow the intrinsic value based method prescribed by APB Opinion No. 25 to account for stock options granted to employees and directors, as allowed by SFAS No. 123. Under APB No. 25, we do not recognize compensation expense upon the issuance of stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

      The following table presents a comparison of the reported net income, earnings per share and compensation cost of options granted to employees to the pro forma amounts that would have been reported if stock option compensation expense had been determined using the fair value method allowed by SFAS No. 123 for the three years ended June 30, 2003:

	2003	2002	2001

	(In thousands, except per share amounts)
As reported:
Net income (loss)	$(8,287)	$9,854	$36,327

Earnings (loss) per share:
Basic	$(0.27)	$0.31	$1.15
Diluted	$(0.27)	$0.30	$1.13
Stock based employee compensation cost, net of related tax effects, included in the determination of net income (loss)	$—	$—	$—

Pro forma amounts if the fair value method had been applied to all stock compensations awards:
Pro forma net income (loss)	$(15,212)	$3,262	$33,230

Pro forma earnings (loss) per share:
Basic	$(0.50)	$0.10	$1.05
Diluted	$(0.50)	$0.10	$1.04
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss)	$6,925	$6,592	$3,097

      The pro forma fair value of each option grant is estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions used for modifications and grants in fiscal 2003, 2002 and 2001: dividend yield 0% for all three years; expected volatility of .46 in fiscal 2003, .44 in fiscal 2002 and .60 in fiscal 2001; risk-free interest rates of 3.56% in 2003, 4.00% in 2002, and 5.00% in 2001; and expected life of the options of six years for all three years. The weighted average pro forma fair value, using the Black-Scholes assumptions noted above, of the options granted during fiscal years 2003, 2002, and 2001 was $6.52, $8.04 and $11.25 respectively.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Recently Issued Accounting Standards

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. We adopted SFAS No. 143 effective July 1, 2002 and such adoption did not have a material effect on our balance sheet, statement of operations or cash flows.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement requires that the same accounting model be used to recognize an impairment loss for long-lived assets, whether they are to be held and used, disposed of by sale, or disposed of other than by sale. This would apply to both previously held and used or newly acquired assets. It also broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 effective July 1, 2002 and such adoption did not have a material effect on our balance sheet, statement of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. It nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We early adopted SFAS No. 146 effective July 1, 2002 and such adoption did not have a material effect on our balance sheet, statement of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation, but does not require companies to use the fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28 to require disclosures in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provisions of this statement are effective for fiscal years ending after December 15, 2002 and for interim reporting periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 in the quarter ending December 31, 2002 and such adoption did not have a material effect on our balance sheet, statement of operations or cash flows.

      In November 2002, the FASB issued FASI No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation requires certain guarantees to be initially recognized and recorded at fair value, and also increases disclosure requirements related to guarantees. The initial recognition provisions are applicable to guarantees issued or modified after December 31, 2002. We adopted FASI No. 45 in the quarter ending December 31, 2002, and such adoption did not have a material impact on our balance sheet, statement of operations or cash flows.

Note 3:	Information on Geographic Areas

      Product sales and gaming operations revenues from customers in Europe, Canada, Latin America and Asia amounted to approximately $48.4 million or 27.1%, $30.7 million or 17.6%, $21.0 million or 8.0% of total revenues for fiscal years 2003, 2002, and 2001 respectively. Substantially all of our revenues from customers outside the United States are usually denominated in U.S. dollars. At June 30, 2003, 2002 and 2001, 19.7%,

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.2% and 5.5% respectively, of trade accounts receivable are from customers located outside of the United States.

	Year ended June 30

	2003	2002	2001

	(in thousands)
Revenues:
United States	$130,300	$143,997	$242,772
Russia	16,340	3,698	—
Canada	9,660	11,824	11,929
All others, less than 3% each	22,426	15,175	9,071

Total	$178,726	$174,694	$263,772

Long-lived assets:
United States	$75,762	$71,195	$62,545
Canada	989	1,286	856
All others, less than 1% each	1,052	579	981

Total	$77,803	$73,060	$64,382

      The geographic sales information is by country of destination. Our operations outside the United States include participation games located in Canada, Europe and South Africa, sales offices in Spain and South Africa and a research and development office in Australia.

Note 4:	Property, Plant and Equipment and Gaming Operations Machines

      At June 30, net property, plant and equipment were:

	2003	2002

	(in thousands)
Land	$2,608	$2,608
Buildings and improvements	35,152	30,264
Machinery and equipment	28,747	21,127
Furniture and fixtures	6,479	5,404

	72,986	59,403
Less accumulated depreciation	(22,773)	(17,857)

Net property, plant and equipment	$50,213	$41,546

      At June 30, net gaming operations machines were:

	2003	2002

	(in thousands)
Gaming machines	$76,283	$78,748
Less accumulated depreciation	(48,693)	(47,234)

Net gaming operations machines	$27,590	$31,514

      The Company reclassified $2.3 million net book value of gaming operations machines to inventory during fiscal 2003.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5:	Other Assets

      At June 30, other assets were:

	2003	2002

	(in thousands)
Deferred tax assets — non-current	$1,909	$3,669
Notes receivable	2,038	800
Prepaid royalties and licensing advances	11,051	5,414
Receivable from Midway	—	3,207
Goodwill	1,578	828
Deferred financing costs	3,495	—
Other	2,395	1,502

Total other assets	$22,466	$15,420

Note 6:	Other Accrued Liabilities

      At June 30, other accrued liabilities were:

	2003	2002

	(in thousands)
Accrued property taxes	$1,134	$1,211
Midway tax separation liability	4,000	—
Royalties payable	3,947	3,897
Software anomaly reserves	2,661	1,163
Sales taxes payable	1,014	872
Other accrued liabilities	3,253	2,078

Total other accrued liabilities	$16,009	$9,221

Note 7:	Income Taxes

      The following is a summary of income (loss) from continuing operations before income taxes of U.S. and international operations for the three years ended June 30, 2003:

	2003	2002	2001

	(in thousands)
United States	$(16,131)	$14,846	$49,869
International	1,100	604	118

Total	$(15,031)	$15,450	$49,987

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Significant components of the provision (benefit) for income taxes for the three years ended June 30, 2003 were:

	2003	2002	2001

	(in thousands)
Current
Federal	$(3,926)	$4,449	$11,064
State	—	637	2,570
Foreign	460	319	161

Total current	(3,466)	5,405	13,795
Deferred
Federal	(2,655)	(101)	(2,721)
State	(978)	(9)	(233)
Foreign	105	(105)	—

Total deferred	(3,528)	(215)	(2,954)
Provision for tax benefit resulting from stock options	250	406	7,228

Provision (benefit) for income taxes on continuing operations	(6,744)	5,596	18,069

Benefit for income taxes on discontinued operations	—	—	(1,807)

Income tax provision (benefit), net	$(6,744)	$5,596	$16,262

      Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Significant components of our deferred tax assets and liabilities at June 30 were:

	2003	2002

	(in thousands)
Deferred tax assets resulting from:
Current:
Net operating loss carry forward	$2,312	$—
Research and development tax credit carry forward	1,229	—
Receivables valuation	1,050	1,187
Inventory valuation	1,541	175
Accrued items not currently deductible	1,517	969

Total Current	7,649	2,331

Noncurrent:
Foreign tax credit carry forward	1,254	—
Book over tax depreciation	457	3,366
Other	198	303

Total deferred tax assets	9,558	6,000

Deferred tax liabilities resulting from:
Other	335	305

Net deferred tax assets	$9,223	$5,695

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No deferred tax provision has been made for United States taxes related to approximately $1.7 million of undistributed earnings of foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing, if and when the remittance occurs.

      At June 30, 2003, we had $1.2 million of research and development tax credit carryforwards expiring from 2021 through 2023, $1.3 million of foreign tax credit carryforwards expiring from 2006 through 2008, $22.1 million of state operating loss carryforwards expiring from 2008 through 2018, and $3.8 million of federal operating loss carryforwards expiring in 2023. At June 30, 2003, management believes it is more likely than not that we will realize the benefit of these net deferred tax assets, including the net operating loss carryforwards and research and development tax credit carryforwards. Accordingly, we believe that no valuation allowance is required for the deferred tax assets. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

      The provision (benefit) for income taxes on continuing operations differs from the amount computed using the statutory federal income tax rate for fiscal years 2003, 2002 and 2001 as follows:

	2003	2002	2001

Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	(2.9)	2.9	2.9
Dividend received deduction on investment income	(2.0)	(2.6)	(1.3)
Research tax credits	(3.8)	(1.8)	(0.6)
Permanent items	0.9	1.4	0.8
Foreign rate differential	2.4	(0.4)	(1.0)
Reduction of prior year’s taxes	(4.4)	—	—
Other, net	(0.1)	1.7	0.3

Effective tax rate	(44.9)%	36.2%	36.1%

      For fiscal 2003, we have included in “other, net” a 10.6% or $1.6 million alternate minimum tax credit refund, a 11.3% or $1.7 million benefit related to the settlement of prior year tax returns as a result an examination by the Internal Revenue Service, and a 2.8% or $1.1 million ETI benefit, largely offset by a provision of 25.7% or $3.9 million related to fully reserving our tax advance receivables from Midway, a former subsidiary, under terms of tax sharing and separation agreements entered into prior to the spin-off date due to the uncertainty of the payback period. For federal purposes, our income tax returns have been examined through fiscal 2001.

Note 8:	Line of Credit and Convertible Subordinated Notes

      We recently renewed an unused line of credit for $50.0 million under a revolving credit agreement for a one-year term to May 21, 2004, which contains usual credit terms for a bank line. No borrowing occurred on the line in fiscal 2003 and 2002.

      In June 2003 we issued $100.0 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 5,055,611 shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. On July 3, 2003, we issued an additional $15 million of convertible subordinated notes under identical terms to cover an overallotment option granted to the initial purchase of the notes, exchangeable at any time into an aggregate of 758,342 shares of common stock at a conversion price of $19.78 per share.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have no maturities of debt or sinking fund requirements through June 30, 2008.

Note 9:	Stockholders’ Equity and Common Stock Plans

      Our authorized common stock consists of 100,000,000 shares of $.50 par value. Additionally, there are 5,000,000 shares of $.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by our Board of Directors.

      On April 6, 1998, the WMS Rights Agreement became effective. Under the Rights Agreement, each share of our common stock has an accompanying right to purchase, under certain conditions, one one-hundredth of a share of our Series A Preferred Stock at an exercise price of $100, permitting each holder to receive $200 worth of our common stock valued at the then current market price. The rights become exercisable if any person or entity that did not, before the Plan was adopted, own 15% or more of our common stock acquires beneficial ownership of 15% or more of our common stock. The rights are redeemable by us at $.01 per right, subject to certain conditions, at any time and expire in 2007.

      At June 30, 2003, 5,224,277 shares of common stock were reserved for possible issuance under stock option plans. We utilize the Black-Scholes pricing model to determine the fair value of equity instruments issued in exchange for goods or services. No such options were issued in fiscal 2003 or 2001. During fiscal 2002, we incorporated the following assumptions into the model: risk free rate 4.00%; expected volatility .44; and expected dividend-zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the option issued. Other assumptions, relating to option life, strike price and stock price, are determined at the date the option is issued. The expense recognized is based on the vesting schedule of the options granted to consultants. During fiscal 2003 and 2002, we expensed $45,000 and $0.3 million, respectively, for the value of common stock options issued for services from consultants.

      In January 2002, our Board of Directors authorized a $20 million common stock repurchase plan to repurchase our common stock from time to time in open market or privately negotiated transactions. By August 2, 2002, this repurchase program was completed. In total, we repurchased 1,568,000 shares, or approximately 5% of the previously outstanding shares, at an average share price of $12.75 under this $20 million authorization.

      In September 2002, our Board of Directors authorized a twelve-month plan to repurchase an additional $10 million of our common stock from time to time in open market or privately negotiated transactions. As of March 31, 2003, this repurchase program was completed. We repurchased 833,200 shares, or approximately 2.4% of the previously outstanding shares, at an average price of $12.00 per share under this $10 million authorization.

      In April 2003, our Board of Directors authorized a new twelve-month plan to repurchase up to an additional $10 million of our common stock from time to time in open market or privately negotiated transactions. In June 2003, in conjunction with the completion of our private placement of convertible subordinated notes due 2010 to qualified institutional buyers, our Board of Directors authorized the expansion of this repurchase plan to $25 million. During the fiscal year ended June 30, 2003, we repurchased 493,200 shares for an aggregate price of $7.5 million under this authorization. The timing and actual number of shares to be purchased will depend on market conditions.

      In fiscal 2003, we repurchased stock under all three stock repurchase plans totaling 2,348,900 shares for an aggregate price of $28.9 million at an average price of $12.29 per share. Since June 30, 2003 through September 1, 2003, we have repurchased 299,100 shares for an aggregate price of $5.0 million at an average price of $16.75 per share. Since the inception of the first common stock repurchase program in January 2002

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through September 1, 2003, we have repurchased 3,193,500 or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million at an average price of $13.31 per share.

      We have stock option and treasury share bonus plans as well as a policy of granting restricted stock under which certain employees, officers, directors and consultants are participants. Under the stock option plans, we may grant both incentive stock options and nonqualified options on shares of common stock through the year 2012. Options may be granted to employees and under certain conditions to officers, non-employee directors and consultants. The stock option committee has the authority to fix the terms and conditions upon which each option is granted, but in no event shall the term exceed ten years or the strike price generally be granted at less than 100% of the fair market value of the stock on the date of grant.

      Under Delaware law and our certificate of incorporation, authorized but unissued shares of our common stock may be granted as restricted stock from time to time as determined by our Board of Directors, except as limited by NYSE rules. Upon issuance of stock, unearned compensation equivalent to the tax-effected market value of the shares granted on the grant date is charged to stockholders equity. The grant is adjusted to current market value as of the balance sheet date and subsequently amortized to expense over the vesting period. In fiscal 2002, 250,000 restricted shares were granted with a weighted average fair value at grant date of $4.2 million, which were subsequently repurchased in fiscal 2003. In fiscal 2003, 29,912 shares with a weighted average fair value at grant date of $0.5 million were granted. Under these grants, grantees are entitled to any cash dividends and to vote their shares, but may not sell or transfer their shares during the one-year vesting period.

      Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of common stock held in treasury to Mr. Louis J. Nicastro, Chairman of our Board of Directors and a non-employee director. This grant was issued in consideration for his service as Chairman of the Technology Committee of the Board of Directors, which was established to provide enhanced oversight of the timely completion of our technology improvement plan. On May 7, 2003, we purchased Mr. Nicastro’s rights to the 250,000 restricted shares for a purchase price of $14.00 per share. This share price reflects a discount of $0.50 per share from the closing market price on May 6, 2003. We recorded a pretax charge to our statement of operations of $3.5 million, $2.2 million after tax, in the June 2003 quarter to reflect this transaction, and the shares were returned to us and placed in treasury.

      Subsequent to our June 30, 2003 fiscal year end, the Board of Directors, as part of the inducement to a licensor to extend their license agreement with us, approved a grant of 250,000 common stock purchase warrants. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment. The warrants vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013. The grant was exempt from registration under Section 5 of the Securities Act since it was made only to the licensor and did not involve any public offering under Section 4(2) of the Securities Act.

      Our Treasury Share Bonus Plan for key employees covers 64,312 shares of common stock held in the treasury, of which 52,312 were available for grant on June 30, 2003. The vesting and terms of the awards are determined at the discretion of management. No awards of treasury stock were outstanding under this plan at June 30, 2003 or 2002.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of our stock option plans for the three years ended June 30, 2003 was as follows:

		Weighted
	Options	Average
	(000’s)	Exercise Price

Outstanding at June 30, 2000	2,680	$6.97
Granted	1,626	18.40
Exercised	(1,316)	5.69
Forfeited	(667)	15.95

Outstanding at June 30, 2001	2,323	13.03
Granted	1,315	16.70
Exercised	(110)	10.61
Forfeited	(134)	7.62

Outstanding at June 30, 2002	3,394	14.74
Granted	764	13.43
Exercised	(71)	6.56
Forfeited	(79)	17.99

Outstanding at June 30, 2003	4,008	$14.57

      The following table summarizes information about stock options outstanding at June 30, 2003:

	Options outstanding			Options exercisable

		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
	Outstanding	Contractual Life	Average	Outstanding	Average
Range of Exercise Prices	(000’s)	in Years	Exercise Price	(000’s)	Exercise Price

$ 2.51 — $ 3.75	165	0.9	$3.42	165	$3.42
4.32 — 5.25	56	4.8	4.42	56	4.42
7.13 — 10.50	532	6.6	8.88	356	8.96
10.75 — 16.04	1,758	8.8	13.73	760	13.81
16.88 — 22.88	1,497	7.7	19.19	820	19.01

$ 2.51— $22.88	4,008	7.7	$14.57	2,157	$13.94

      At June 30, 2003, 1,215,946 shares were available for future grants under the plans. At June 30, 2002, 1,470,000 options with a weighted average exercise price of $13.27 per share were exercisable. At June 30, 2001, 476,000 options with a weighted average exercise price of $7.51 per share were exercisable.

Note 10:	Concentration of Credit and Market Risk and Fair Value Disclosures of Financial Instruments

      Financial instruments which potentially subject us to concentrations of credit and market risk consist primarily of cash equivalents, short-term investments and trade notes and accounts receivable. By policy, we place our cash equivalents and short-term investments only in high credit quality securities and limit the amounts invested in any one security. The accounts and notes receivable from the sale of gaming devices are generally from a large number of customers with no significant concentration other than in Nevada and Russia. No customers accounted for more than 10% of consolidated revenues in fiscal years 2003, 2002 and 2001.

      The carrying amounts of cash, investments, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities. The fair value of notes

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2003 and 2002, the fair value of the notes receivable approximated the carrying value. The carrying value of our convertible subordinated notes issued June 25, 2003 approximated fair value at June 30, 2003.

Note 11:	Commitments and Contingencies

      We lease certain office facilities and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at June 30, 2003 as follows:

(in thousands)

2004	$1,030
2005	884
2006	293
2007	23
2008	—
Thereafter	—

$2,230

      Rent expense for fiscal 2003, 2002 and 2001 was $1.8 million, $1.7 million, and $1.7 million, respectively.

      We routinely enter into license agreements with others for the use of intellectual properties in our products. These agreements generally provide for royalty and license advances when the agreements are signed, and provide for minimum guarantees as well as additional contingent payments based on future events. The total potential commitments at June 30, 2003 of $29.6 million was the same amount as that as of June 30, 2002. At June 30, 2003, we had total potential royalty and license commitments, advances and payments made, and potential future payments as follows:

	June 30, 2003

	Guaranteed	Contingent	Total Potential
	Minimums	Payments	Payments

	(in thousands)
Total royalty and license commitments	$21,807	$7,814	$29,621
Advances and payments made	(16,656)	—	(16,656)

Potential future payments	$5,151	$7,814	$12,965

      Of the $16.7 million total advances and payments made through June 30, 2003, $3.5 million has been charged to expense and the remaining $13.2 million is included in the June 30, 2003 balance sheet; $2.1 million in other current assets and $11.1 million in other assets.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of June 30, 2003, we have potential royalty and license payments as follows:

	Year Ended June 30,

	Guaranteed	Contingent	Total Potential
	Minimums	Payments	Payments

	(in thousands)
2004	$1,460	$6,039	$7,499
2005	1,916	1,250	3,166
2006	1,275	525	1,800
2007	500	—	500
2008	—	—	—
Thereafter	—	—	—

Total	$5,151	$7,814	$12,965

      In January 2002, we announced a three-part technology improvement plan to stabilize the operating system software in our gaming devices. As part of this technology improvement plan, we have pursued alternative strategies for each phase of the plan, including licensing technologies from third parties. For the short-term phase of the plan, our internally developed version of the operating system continues to successfully operate in casinos in jurisdictions where is has been installed. As a result, we no longer intend to use an alternative operating system, which was originally licensed, among other uses, to serve as a back up during the short-term phase of the plan. In the December 2002 quarter, we recorded a pre-tax charge of $2.8 million, or $1.7 million after-tax to write off this license agreement obligation. At June 30, 2003, we had guaranteed minimum payments related to technology alternatives aggregating $5.4 million, all of which had been paid as advances. An additional $6.4 million of contingent payments may become payable based on future events. These amounts are included in the table above. If we determine that we will not realize the value of a particular licensed technology alternative, we will record an immediate charge against earnings at the time of such determination of up to $11.8 million if all of the alternatives were to have no further value to us.

      We have an agreement with IGT for the operation of SURVIVOR branded games on its wide-area progressive system. Under this agreement we record our 50% proportionate share of revenues and costs from operating activities and all of the assets we own and liabilities we incur in connection with the operating activities in our consolidated financial statements under this agreement. In fiscal 2003, we expensed $0.4 million pre-tax related to an estimated impairment of the SURVIVOR intellectual property license and we recorded a pre-tax write down of approximately $1.1 million, to reduce the carrying value of SURVIVOR inventory to net realizable value. At June 30, 2003 the net remaining book value of SURVIVOR related inventory and intellectual property assets and commitments for both companies is approximately $2.6 million.

      On June 17, 2003, we announced that we would allow our agreement with Stargames Corporation Pty Ltd., for exclusive North American distributorship rights to their RAPID ROULETTE table gaming product, to expire on June 30, 2003. We encountered several significant obstacles in bringing this product to market, including regulatory, technical, and customer acceptance issues. As a result of the expiration of the agreement, we recorded a non-cash pre-tax charge of $3.4 million in fiscal 2003 to write down RAPID ROULETTE inventory to net realizable value and write-off distribution rights assets.

      Subsequent to June 30, 2003, we entered into amended licensing agreements with contractual obligations totaling $38.8 million, due as follows: $5.4 million less than 1 year, $9.7 million 1-3 years, $9.2 million 3-5 years, $14.5 million more than 5 years.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12:	Retirement Plans

      We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5 percent of covered employees’ compensation as defined in the plan. Our expense for the defined contribution plans totaled $1.0 million, $0.6 million, and $0.4 million in fiscal 2003, 2002 and 2001, respectively.

      We have two frozen defined benefit pension plans related to discontinued operations. Pension expense for these plans was not significant in the aggregate.

Note 13:	Quarterly Financial Information (unaudited)

      Summarized quarterly financial information for fiscal 2003 and 2002 is as follows:

	Sept. 30	Dec. 31	Mar. 31	June 30
	2002	2002	2003	2003

	(in thousands, except per share amounts)
Fiscal 2003 Quarters
Revenues	$42,394	$43,642	$41,781	$50,909
Gross profit	26,415	27,699	24,340	27,138
Net income (loss)	660	(1,837)	(1,948)	(5,162)
Per share of common stock:
Basic:
Net income (loss)	$0.02	$(0.06)	$(0.06)	$(0.17)

Shares used	30,901	30,585	30,259	29,775

Diluted:
Net income (loss)	$0.02	$(0.06)	$(0.06)	$(0.17)

Shares used	31,156	30,585	30,259	29,775

      The December 2002 quarter includes an after tax charge of $1.7 million, to write off a license agreement obligation associated with an alternate operating system to serve as a back up to our version 2.57 operating system.

      The March 2003 quarter includes an after tax charge of $0.3 million, related to an estimated impairment of the SURVIVOR intellectual property license, and an after-tax benefit of $0.7 million resulting from truing up the prior year tax return.

      The June 2003 quarter includes an after tax charge of $2.2 million, related to the purchase of rights to restricted stock at a discount from market value, an after tax charge of $2.1 million to write off inventory and distribution rights for RAPID ROULETTE, an after tax charge of $0.7 million, related to the estimated impairment of SURVIVOR related inventory, and an after-tax charge of $0.6 million, for tax adjustments resulting from finalizing prior year tax returns and settlement of tax agreements with Midway.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Sept. 30	Dec. 31	Mar. 31	June 30
	2001	2001	2002	2002

	(in thousands, except per share amounts)
Fiscal 2002 Quarters
Revenues	$46,306	$49,087	$36,090	$43,211
Gross profit	31,222	30,578	21,965	25,801
Net income	5,830	3,285	31	707
Per share of common stock:
Basic:
Net income	$0.18	$0.10	$0.00	$0.02

Shares used	32,180	32,189	32,028	31,817

Diluted:
Net income	$0.18	$0.10	$0.00	$0.02

Shares used	32,770	32,684	32,463	32,119

      The December 2001 quarter includes an after-tax charge of $0.8 million for employee separation costs.

Note 14:	Supplemental Disclosure Of Cash Flow Information and Summary of Noncash Investing and Financing Activities

	Year Ended June 30,

	2003	2002	2001

	(in thousands)
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$310	$11,496	$20,316
Income tax refunds received	$9,568	$10,367	$1,031
Investment income received	$2,089	$2,656	$5,428
Interest paid	$—	$—	$—
Schedule of Noncash Investing Activities
Gaming operations machines transferred to inventory	$2,345	$—	$—
Gaming operations machines transferred from inventory	$—	$—	$8,100
Schedule of Noncash Financing Activities
Write down of tax advance receivables from Midway under tax sharing and separation agreements	$3,018	$—	$—

      The tax advance receivables from Midway under tax sharing and separation agreements represent cash advanced in fiscal 2000 to this former subsidiary that was spun-off from WMS in 1998. The payment was made because operating losses of Midway prevented it from realizing tax benefits associated with WMS options granted to Midway employees. The payment represents an adjustment to the spin-off value of Midway, which was treated as a tax-free dividend to WMS stockholders at the spin-off date. The amount is repayable by Midway under the agreements, upon a change of control of Midway or on its return to profitability for tax purposes which would enable Midway to realize the tax benefit on its tax returns. Repayment of this advance will be accounted for as additional paid-in capital at the time it is received.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2003, 2002 and 2001

Column A	Column B	Column C	Column D	Column E

		Additions

		Charged	Charged	Deductions	Balance
	Balance at	to	to	for	at
	Beginning	Costs and	Other	Amounts	End of
Description	of Period	Expenses	Accounts	Written Off	Period

Allowance for receivables:
2003	$2,642,000	$—	$—	$288,000	$2,354,000
2002	$3,931,000	$—	$—	$1,289,000	$2,642,000
2001	$3,592,000	$815,000	$—	$476,000	$3,931,000
Reserves for asset write-downs related to discontinued operations:
2003	$—	$—	$—	$—	$—
2002	$—	$—	$—	$—	$—
2001	$9,530,000	$—	$—	$9,530,000	$—

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September, 2003.

WMS INDUSTRIES INC.

By:	/s/ BRIAN R. GAMACHE

Brian R. Gamache
President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ LOUIS J. NICASTRO Louis J. Nicastro	Chairman of the Board	September 24, 2003

/s/ BRIAN R. GAMACHE Brian R. Gamache	President, Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2003

/s/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Principal Accounting Officer)	September 24, 2003

/s/ NORMAN J. MENELL Norman J. Menell	Vice Chairman of the Board	September 24, 2003

/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	September 24, 2003

/s/ WILLIAM E. MCKENNA William E. Mckenna	Director	September 24, 2003

/s/ DONNA B. MORE Donna B. More	Director	September 24, 2003

/s/ NEIL D. NICASTRO Neil D. Nicastro	Director	September 24, 2003

/s/ HARVEY REICH Harvey Reich	Director	September 24, 2003

/s/ DAVID M. SATZ, JR. David M. Satz, Jr.	Director	September 24, 2003

/s/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	September 24, 2003

EXHIBIT INDEX

Exhibit		Description

3(	a)	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to WMS’s Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 10-K”).
3(	b)	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of State of the State of Delaware on February 25, 1998, incorporated by reference to Exhibit 3.1 to WMS’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.
3(	c)	Form of Certificate of Designations of Series A Preferred Stock incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 1 to WMS’s Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the “Form 8-A”).
3(	d)	By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to WMS’s Annual Report on Form 10-K for the year ended June 30, 1996.
4		Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit B to the Form 8-A.
10(	a)	1991 Stock Option Plan, as amended, incorporated by reference to Exhibit 10(f) to the 1994 10-K.
10(	b)	1993 Stock Option Plan, incorporated by reference to Exhibit 10(g) to the 1994 10-K.
10(	c)	1994 Stock Option Plan, incorporated by reference to Appendix A to WMS’s Definitive Proxy Statement dated December 12, 1994.
10(	d)	Form of Indemnity Agreement authorized to be entered into between WMS and each officer and director approved by the Board of Directors, incorporated by reference to Exhibit 10(k) to the 1994 10-K.
10(	e)	WMS Industries Inc. Treasury Share Bonus Plan adopted April 19, 1993, incorporated by reference to Exhibit 10(ee) to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
10(	f)	Voting Proxy Agreement dated September 21, 1995 among Louis J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and National Amusements, Inc., incorporated by reference to Exhibit 10(u) to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
10(	g)	Tax Sharing Agreement dated as of July 1, 1996 among WMS, Midway, Atari Games Corporation and others, incorporated by reference to Exhibit 10.2 to Midway’s Registration Statement on Form S-1 (File No. 333-11919) (the “Midway S-1”).
10(	h)	Amendment to Article III, Section 3 (Option Adjustments) of 1991 Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS’s definitive proxy statement filed with the Commission on December 11, 1996 (the “1996 Proxy Statement”).
10(	i)	Amendment to Article III, Section 3 (Option Adjustments) of 1993 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.
10(	j)	Amendment to Article III, Section 3 (Option Adjustments) of 1994 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.
10(	k)	1998 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 4.6(a) to WMS’s Registration Statement No. 333-57585 on Form S-8 filed with the Commission on June 24, 1998.
10(	l)	Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to Exhibit 3 to the Report on Form 8-K filed April 17, 1998.
10(	m)	Tax Separation Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit 10.32 to the Midway 1998 10-K.
10(	n)	Tax Indemnification Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to Exhibit 10.33 to the Midway 1998 10-K.

Exhibit		Description

10(	o)	Worldwide Merchandising Agreement/License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to Exhibit 99.1 to WMS’s Registration Statement No. 333-83021 on Form S-3 filed with the Commission on July 16, 1999 (the “1999 S-3”). Portions of this Exhibit have been omitted under a request for confidential treatment filed separately with the Commission.
10(	p)	Amendment dated 1998 to License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to Exhibit 99.2 to the 1999 S-3. Portions of this Exhibit have been omitted under a request for confidential treatment filed separately with the Commission.
10(	q)	2000 Non-Qualified Stock Option Plan, incorporated by reference to Exhibit 10(dd) to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000 10-K”).
10(	r)	Employment Agreement between Scott D. Schweinfurth and WMS dated May 19, 2000, incorporated by reference to Exhibit 10(ee) to the 2000 10-K.
10(	s)	Employment Agreement between Orrin J. Edidin and WMS dated May 8, 2000, incorporated by reference to Exhibit 10(ff) to the 2000 10-K.
10(	t)	Employment Agreement between Robert R. Rogowski and WMS dated May 1, 2000, incorporated by reference to Exhibit 10(hh) to WMS’ Quarterly Report on the Form 10-Q for fiscal quarter ended September 30, 2000.
10(	u)	2000 Stock Option Plan, incorporated by reference to Appendix B to WMS’ Proxy Statement for its 2001 Annual Meeting filed with the Commission on December 8, 2000.
10(	v)	Amendment 1 to Employment Agreement between Scott D. Schweinfurth and WMS dated June 4, 2001, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”).
10(	w)	Amendment 1 to Employment Agreement between Orrin J. Edidin and WMS dated June 4, 2001, incorporated by reference to WMS’ 2001 10-K.
10(	x)	Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS dated June 14, 2001, incorporated by reference to WMS’ 2001 10-K.
10(	y)	Employment Agreement between Brian R. Gamache and WMS dated as of June 15, 2001, incorporated by reference to WMS’ 2001 10-K.
10(	z)	Amended and Restated Employment Agreement between Seamus M. McGill and WMS dated as of February 1, 2001, incorporated by reference to WMS’ 2001 10-K.
10(	aa)	Letter Amendment to Tax Separation Agreement dated September 24, 2001, incorporated by reference to WMS’ 2001 10-K.
10(	bb)	Amendment 2 to Employment Agreement between Scott D. Schweinfurth and WMS dated November 15, 2001 incorporated by reference to WMS’ Quarterly Report on the Form 10-Q for fiscal quarter ended December 31, 2001 (the “2001 2Q 10-Q”).
10(	cc)	Amendment 2 to Employment Agreement between Orrin J. Edidin and WMS dated November 15, 2001 incorporated by reference to the 2001 2Q 10-Q.
10(	dd)	Amendment 1 to Amended and Restated Employment Agreement between Seamus M. McGill and WMS dated November 15, 2001 incorporated by reference to the 2001 2Q 10-Q.
10(	ee)	Restricted Stock Agreement between WMS Industries Inc. and Louis J. Nicastro dated March 1, 2002, incorporated by reference to our Registration Statement on Form S-8 (File No. 333-87676) filed with the Commission on May 6, 2002.
10(	ff)	2002 Stock Option Plan, incorporated by reference to Appendix B to WMS Proxy statement for its 2003 Annual Meeting, filed with the Commission on September 25, 2002.
10(	gg)	Voting Proxy Agreement dated November 8, 2003 among Louis J. Nicastro, Neil D. Nicastro, WMS and Phyllis G. Redstone, incorporated by reference as Exhibit 10.1 to Report on Form 8-K filed November 12, 2002.

Exhibit		Description

10(	hh)	Employment offer letter dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference as Exhibit 10.2 to WMS’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
10(	ii)	Relocation compensation letter dated March 6, 2003 between our wholly owned subsidiary, WMS Gaming Inc., WMS and Seamus McGill, Executive Vice President of Sales and Marketing of WMS Gaming Inc., incorporated by reference as Exhibit 10.2 to WMS’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
10(	jj)	Purchase and Settlement Agreement between WMS Industries Inc. and Louis J. Nicastro dated May 7, 2003, incorporated by reference as Exhibit 10.3 to WMS’ Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003.
10(	kk)	Revolving Note between WMS Industries Inc. and LaSalle Bank National Association dated May 21, 2003.
10(	ll)	Restricted Stock Agreement between WMS Industries Inc. and Brian R. Gamache dated June 12, 2003.
10(	mm)	Restricted Stock Agreement between WMS Industries Inc. and Scott D. Schweinfurth dated June 12, 2003.
10(	nn)	Restricted Stock Agreement between WMS Industries Inc. and Orrin J. Edidin dated June 12, 2003.
10(	oo)	Restricted Stock Agreement between WMS Industries Inc. and Seamus McGill dated June 12, 2003.
10(	pp)	Indenture dated June 25, 2003 between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference as Exhibit 4.1 to Report on Form 8-K filed June 25, 2003.
10(	qq)	Form of Note (contained in and incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to Report on Form 8-K filed June 25, 2003).
10(	rr)	Registration Rights Agreement dated June 25, 2003 between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference as Exhibit 10.2 to Report on Form 8-K filed June 25, 2003.
10(	ss)	Relocation compensation letter dated May 12, 2003 between WMS and Kathleen J. McJohn, Vice President, General Counsel and Secretary.
21		Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP.
31		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)–14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).