Form 10-Q
period 2003-09-30
WMS INDUSTRIES INC /DE/
filed 2003-11-12
CIK 350077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

YES  X            NO______

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

YES  X            NO______

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,397,613 shares of common stock, $.50 par value, were outstanding at November 7, 2003, excluding 2,906,702 shares held as treasury shares.

WMS INDUSTRIES INC.

INDEX

Page
Number
PART I. FINANCIAL INFORMATION:
ITEM 1. Financial Statements:
Condensed Consolidated Statements of Operations - Three months ended September 30, 2003 and 2002	3
Condensed Consolidated Balance Sheets - September 30, 2003 and June 30, 2003	4
Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4. Controls and Procedures	17
PART II. OTHER INFORMATION:
ITEM 1. Legal Proceedings	17
ITEM 2. Changes in Securities and Use of Proceeds	17
ITEM 6. Exhibits and Reports on Form 8-K	18
SIGNATURES	20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

Revenues:
Product sales	$24,884	$16,149
Gaming operations	21,832	26,245

Total revenues	46,716	42,394

Costs and Expenses:
Cost of product sales	15,205	10,814
Cost of gaming operations	4,072	5,165
Research and development	10,305	7,789
Selling and administrative	13,556	11,346
Depreciation and amortization	6,351	6,719

Total costs and expenses	49,489	41,833

Operating income (loss)	(2,773)	561
Interest expense	(788)	—
Interest and other income and expense, net	559	475

Income (loss) before income taxes	(3,002)	1,036
Provision (benefit) for income taxes	(1,127)	376

Net income (loss)	$(1,875)	$660

Earnings (loss) per share of common stock:
Basic	$(0.06)	$0.02

Diluted	$(0.06)	$0.02

Shares used in per share calculations:
Basic	29,289	30,901

Diluted	29,289	31,156

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,987	$99,640
Restricted cash for progressive jackpots	2,025	2,326
Short-term investments	55,458	58,341

	150,470	160,307
Receivables, net of allowances of $2,442 and $2,354, respectively	27,007	25,073
Notes receivable, current portion	16,172	12,033
Income tax receivable	8,938	7,722
Inventories, at lower of cost (FIFO) or market:
Raw materials and work in progress	15,391	13,937
Finished goods	15,491	15,869

	30,882	29,806
Other current assets	23,054	15,766

Total current assets	256,523	250,707
Gaming operations machines	75,287	76,283
Less accumulated depreciation	(48,017)	(48,693)

	27,270	27,590
Property, plant and equipment	74,620	72,986
Less accumulated depreciation	(24,285)	(22,773)

	50,335	50,213
Other assets	29,177	22,466

Total assets	$363,305	$350,976

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	September 30,	June 30,
	2003	2003

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,055	$10,717
Accrued compensation and related benefits	5,263	3,065
Other accrued liabilities	12,983	16,009

Total current liabilities	27,301	29,791
2.75% Convertible subordinated notes due 2010	115,000	100,000
Commitments and contingencies (See note 8)
Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (100,000,000 shares authorized and 32,358,315 shares issued)	16,179	16,179
Additional paid-in capital	201,298	197,009
Retained earnings	42,083	43,958
Accumulated other comprehensive income	933	1,107
Unearned restricted stock (29,912 shares)	(420)	(298)
Treasury stock, at cost (2,975,702 shares and 2,882,995 shares, respectively)	(39,069)	(36,770)

Total stockholders’ equity	221,004	221,185

Total liabilities and stockholders’ equity	$363,305	$350,976

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Three Months Ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,875)	$660
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	6,351	6,719
Deferred income taxes	(1,127)	(796)
Non-cash expenses	187	212
Tax benefit from exercise of stock options	1,193	20
Increase (decrease) from changes in operating assets and liabilities	(18,579)	93

Net cash provided (used) by operating activities	(13,850)	6,908
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,634)	(1,867)
Additions to gaming operations machines	(4,719)	(5,149)
Net change in short-term investments	2,883	6,660

Net cash used by investing activities	(3,470)	(356)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from the issuance of convertible notes	15,000	—
Debt issuance costs	(743)	—
Cash received on exercise of common stock options	1,593	33
Purchase of treasury stock	(5,009)	(11,618)

Net cash provided (used) by financing activities	10,841	(11,585)
EFFECT OF EXCHANGE RATES ON CASH	(174)	(53)

Decrease in cash and cash equivalents	(6,653)	(5,086)
Cash and cash equivalents at beginning of period	99,640	31,421

Cash and cash equivalents at end of period	$92,987	$26,335

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of WMS Industries Inc., (“WMS”, “we” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Our condensed consolidated financial statements include the accounts of WMS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We account for our joint operating agreement with International Game Technology (IGT) for the current wide-area progressive (WAP) systems, for which no legal entity exists, in our consolidated financial statements by recording our proportionate share of revenues and expenses from operating activities and the full value of all of the assets we own and liabilities we owe related to this agreement. The purpose of the joint operating agreement is to combine our licensing rights and game design expertise with the proprietary WAP system of IGT. Under the agreement, we design and market specified games, which are manufactured by IGT and placed in casinos on IGT’s WAP system.

Certain prior period balances have been reclassified to conform to the current period presentation.

3.	EARNINGS (LOSS) PER SHARE

We have elected to continue to follow APB Opinion No. 25 to account for stock options granted to employees and directors, as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” Under APB No. 25, we do not recognize compensation expense because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

The following table presents a comparison of the reported net income (loss), earnings (loss) per share and compensation cost of options granted to employees to the pro forma amounts that would have been reported if stock option compensation expense had been determined using the fair value method allowed by SFAS No. 123 (in thousands of dollars, except per share amounts):

	Three Months Ended
	September 30,

	2003	2002

As Reported:
Net income (loss)	$(1,875)	$660

Earnings (loss) per share:
Basic	$(.06)	$0.02
Diluted	$(.06)	$0.02
Stock based employee compensation cost, net of related tax effects, included in the determination of net income (loss)	$—	$—

	Three Months Ended
	September 30,

	2003	2002

Pro forma amounts if the fair value method had been applied to all stock compensation awards:
Pro forma net (loss)	$(5,458)	$(954)

Pro forma (loss) per share:
Basic	$(0.19)	$(0.03)
Diluted	$(0.19)	$(0.03)
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss)	$3,583	$1,614

The following weighted average assumptions were used to value the options in the periods indicated:

	Three Months Ended
	September 30,

	2003	2002

Risk-free interest rate	3.25%	4.00%
Expected life	6 years	6 years
Expected volatility	.54	.44
Expected dividend yield	0	0

At September 30, 2003 and 2002, the Company had 4,036,000 and 3,439,000 stock options outstanding, respectively.

Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of common stock held in treasury to Mr. Louis J. Nicastro, Chairman of our Board of Directors and a non-employee director. On May 7, 2003, we purchased Mr. Nicastro’s rights to the 250,000 restricted shares for a purchase price of $14.00 per share. The diluted earnings per share calculation for the three months ended September 30, 2002 does not include the 250,000 shares under the restricted stock grant.

On June 11, 2003, the Board of Directors approved a grant of restricted stock of 7,478 shares to each of four officers in lieu of any cash bonuses for Fiscal 2003. The restricted shares will vest on June 11, 2004, subject to the individual’s continued employment with WMS. The 29,912 shares of unearned restricted stock were not included in the computation of diluted earnings per share for the three months ended September 30, 2003.

Had we recognized net income for the three months ended September 30, 2003, incremental shares attributable to the hypothetical assumed exercise of stock options and warrants under the treasury stock method would have increased diluted shares outstanding by 734,000 shares. For the three months ended September 30, 2003, the diluted earnings per share calculation excludes 748,000 shares underlying stock options and warrants, because the exercise price was greater than the average market value price of the common stock for the period, and therefore, the effect would be anti-dilutive.

The diluted earnings per share calculation for the three months ended September 30, 2002 is different from the basic earnings per share calculation because the diluted calculation includes 255,000 potential incremental shares of common stock outstanding from the hypothetical assumed exercise of stock options under the treasury stock method. For the three months ended September 30, 2002, the diluted earnings per share calculation excludes 2,388,000 shares underlying stock options because the option exercise price was greater than the average market value price of the common stock for the period, and therefore, the effect would be anti-dilutive.

The following summarizes the stock options exercised during the periods indicated:

	Three Months Ended
	September 30,

	2003	2002

Stock options exercised	206,393	7,750
Weighted average exercise price	$7.72	$4.24

4.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands of dollars)

	Three Months Ended
	September 30,

	2003	2002

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$180	$7
Income tax refunds received	$322	$5,922
Interest paid	$—	$—
Investment income received	$453	$401
Schedule of Non Cash Investing Activities:
Issuance of 250,000 stock warrants to licensor	$3,905	$—
Gaming operations machines transferred to inventory	$200	$—

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments and totaled a loss of $(2.0) million and income of $0.6 million for the three months ended September 30, 2003 and 2002, respectively.

6.	CONVERTIBLE SUBORDINATED NOTES

In June 2003, we issued $100.0 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. On July 3, 2003, we issued an additional $15 million of convertible subordinated notes under identical terms to cover an over- allotment option granted to the initial purchasers of the notes. The notes are convertible at any time into an aggregate of 5,813,953 shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We will pay interest on the notes semi-annually on January 15 and July 15 of each year, commencing on January 15, 2004.

We have no maturities of debt or sinking fund requirements through June 30, 2008.

7.	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In January 2002, our Board of Directors authorized a $20 million plan to repurchase our common stock in open market transactions from time to time. In the September 2002 quarter, 1,022,500 shares were repurchased under this authorization for $11.4 million. By July 31, 2002, this repurchase program was completed. In total, we repurchased 1,568,000 shares, or approximately 5% of the previously outstanding shares, at an average share price of $12.75 under the $20 million authorization.

In September 2002, our Board of Directors authorized a twelve-month plan to repurchase up to an additional $10 million of our common stock in open market transactions. As of September 30, 2002, repurchases of 16,700 shares at a cost of $0.2 million had been made under this plan at an average price of $14.71 per share. As of March 31, 2003, this repurchase program was completed.

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

During the quarter ended September 30, 2003, we purchased 299,100 shares of our common stock on the open market for $5.0 million at an average price of $16.75 per share. Since the initial buyback program was authorized in January 2002, we have repurchased 3.2 million shares, or 9.9% of the previous number of shares outstanding, for a total expenditure of $42.5 million at an average price of $13.31 per share. At September 30, 2003, we had 29.4 million shares outstanding and $12.5 million remaining on the $25 million share buyback plan approved by our Board of Directors in April 2003 and expanded in June 2003. The timing and actual number of shares to be purchased in the future will depend on market conditions.

Warrant Grants

In September 2003, our Board of Directors, as part of the inducement to a licensor to extend their license agreement with us, approved a grant of 250,000 common stock purchase warrants valued at $3.9 million. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment. The warrants are non cancelable and vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013.

In valuing the warrants, we used the Black-Scholes model and incorporated the following assumptions: risk free rate 4.15%; expected volatility .54; expected life 10 years; and expected dividend-zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the warrants issued. Other assumptions, relating to the warrant’s life, strike price and our common stock price, were determined at the date the warrants were issued. We will recognize expense based on the terms of the underlying license agreement.

8.	COMMITMENTS AND CONTINGENCIES

We routinely enter into license agreements with others for the use of their intellectual properties in our products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guarantees as well as additional contingent payments based on future events. In the September 2003 quarter, we entered into new licensing agreements, which significantly increased our total potential royalty commitments. The total potential commitments at September 30, 2003 increased to $68.6 million from $29.6 million at June 30, 2003. The total potential future payments at September 30, 2003 increased to $39.8 million from $13.0 million at June 30, 2003. At September 30, 2003, we had total potential royalty commitments, advances and payments made, and potential, future royalty payments as follows:

	At September 30, 2003

	Guaranteed	Contingent	Total
	Minimums	Payments	Potential

	(in thousands)
Total royalty commitments	$63,910	$4,682	$68,592
Advances and payments made	(28,759)	—	(28,759)

Potential future royalty payments	$35,151	$4,682	$39,833

Of the $28.8 million total advances and payments through September 30, 2003, $4.1 million has been charged to expense and the remaining $24.7 million is included in the September 30, 2003 balance sheet; $7.9 million in other current assets and $16.8 million in other assets.

As of September 30, 2003, we estimate that potential future royalty payments in each fiscal year will be as follows:

			Total
	Guaranteed	Contingent	Potential
Year Ended June 30,	Minimums	Payments	Payments

		(in thousands)
2004	$1,410	$2,907	$4,317
2005	6,216	1,250	7,466
2006	5,525	525	6,050
2007	4,400	—	4,400
2008	4,400	—	4,400
Thereafter	13,200	—	13,200

Total	$35,151	$4,682	$39,833

We announced a three-part technology improvement plan in January 2002 to stabilize the operating system software that runs our gaming devices. As part of this technology improvement plan, we have pursued alternative strategies for each phase of the plan, including licensing technology from third parties. At September 30, 2003, we had guaranteed minimum payments related to such technology alternatives aggregating $8.6 million, all of which had been paid as advances. An additional $3.2 million of contingent payments may become payable based on future events. These amounts are included in the table above. If we determine that we will not realize the value of a particular licensed technology alternative, we will record an immediate charge against earnings at the time of such determination of up to $11.8 million if all of the contingent payments became due and all of the technology alternatives were to have no further value to us.

9.	LITIGATION

On May 18, 2001, La Societe de Loteries du Quebec (“Loto-Quebec”) was served with a class action lawsuit alleging that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s video lottery terminals (“VLTs”) and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Class status was granted by the Superior Court, Province of Quebec, District of Quebec on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class of 119,000 members is requesting damages totaling almost $700 million Canadian dollars, plus interest.

On October 2, 2003, Loto-Quebec filed a claim against us and Video Lottery Consultants Inc., a subsidiary of IGT (“VLC”), alleging that, in the event that the class action plaintiffs are successful in the pending class action lawsuit against Loto-Quebec, Loto-Quebec is entitled to be indemnified by the manufacturers of the VLTs, specifically us and VLC. We filed our appearance on October 16, 2003 and are currently proceeding with discovery. We intend to vigorously defend ourselves against the allegations. At this time, we are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any, given the status of the litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, and the term “common stock” means our common stock, $0.50 par value per share, unless the context indicates a different meaning. “Gaming operations,” as used throughout this report, refers to our gaming machines leased, based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive games, a percentage of the amount wagered.

MONOPOLY is a trademark of Hasbro Inc. ©2003 Hasbro. Used with permission. All rights reserved.

MEN IN BLACK™ & ©2002 Columbia Pictures Industries, Inc.

POWERBALL is a trademark of the Multi-State Lottery Association. Used with permission.

CPU-NXT and Bluebird are trademarks of WMS Gaming Inc. All rights reserved.

This report contains forward-looking statements concerning our future business conditions and outlook based on currently available information that involves risks and uncertainties. These statements reflect information as of the date of this report. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of these risks and uncertainties, including, without limitation, the expansion of legalized gaming into new markets; the development, introduction and success of new games and new technologies; the ability to maintain the scheduling of these introductions; the occurrence of software anomalies that affect our games; our ability to implement our technology improvement plan; and our ability to qualify for and maintain gaming licenses and approvals and other risks more fully described under “Item 1. Business — Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2003. We make no commitment to update any forward-looking statements, except as required by law, or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

SIGNIFICANT EVENTS AND TRENDS

Technology Improvement Plan

In January 2002, we began to execute a three-part technology improvement plan to stabilize and modernize our operating system software that runs our gaming devices.

In the first phase of the plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 was first approved by Mississippi regulators in June 2002 has now been approved by all six of the North American gaming labs. Since its implementation, the 2.57 version has been substantially more stable than previous software versions, and we have been required to upgrade our hopper game operating systems to version 2.57 in four jurisdictions. Other jurisdictions could require upgrades in the future. We are making version 2.57 available in other jurisdictions as an optional upgrade.

Version 2.59, our printer upgrade version, was approved by Gaming Laboratories Inc., or GLI, in March 2003, and by the Nevada gaming authorities in September 2003. We have installed version 2.59 in several riverboat and Native American casinos which use GLI, and are currently upgrading our printer gaming machines installed in casinos in Nevada to version 2.59. Nevada is currently the only jurisdiction requiring all printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and we are making version 2.59 available in other jurisdictions as an optional upgrade.

Despite this progress in stabilizing our legacy operating systems, we anticipate that our revenues from sales of new gaming devices through the December 2003 quarter will improve only modestly over the levels experienced in fiscal 2003, as customers await the introduction of our new operating system and platform. We expect continued strength from game conversion revenues in the next six months, as operators seek the benefits of our new games without purchasing new units.

The second phase of our technology improvement plan is to introduce a new circuit board and operating system called CPU-NXT™, and this phase of the plan continues on schedule.

The commercial version of CPU-NXT has been approved by GLI, one of the six North American labs, and we expect that the other five labs will approve the system in a staggered process between now and the end of March 2004. We also received GLI approval for nine game themes on this new system, and we have submitted four additional new video gaming machine themes to GLI for which we expect to receive approval in January. We recently completed a field trial for the first submission of the CPU-NXT system in Nevada and received unanimous approval for this system from the Nevada Gaming Control Board. We are on the November 2003 agenda for approval from the Nevada Gaming Commission. We have submitted the commercial version of CPU-NXT to the Nevada regulators together with nine game themes, which we expect to be approved in January of 2004.

On our new mechanical reel platform, we have received approvals for the first submission from four of the six labs and are preparing for a field trial of the first version in Ontario in the December 2003 quarter. The testing at the remaining lab is on track. We expect to submit the commercial version of this product line in the December 2003 quarter to the six North American gaming labs, and we continue to expect the first regulatory approvals in April 2004.

With respect to our new Bluebird ™ upright cabinet, we made our initial submission of the mechanical reel operating system and game in this new cabinet. This means that as regulators approve the mechanical reel product, they are also approving the Bluebird cabinet. We now have received approvals from four of the six testing labs on the first submission and have recently submitted the commercial version of the Bluebird cabinet with all the features and functionality, including the modifications for the video version of the cabinet, to GLI and Nevada and expect to submit this to the other four labs in November 2003. We expect the initial approval for the marketable version of the Bluebird cabinet from GLI at the end of November and approvals from the remaining five labs to follow over the five months following GLI’s approval.

The GLI and Nevada labs are reporting continued progress in their evaluation and testing of the first stage of our proprietary wide-area progressive system, or WAP. The submission of a WAP-enabled game theme will be sent to GLI and the Nevada labs in November and will be tested by the labs prior to an expected field trial early in calendar 2004. Our WAP system requires three sets of approvals: first, an associated equipment approval for the linked system itself – which submission we have already made; second, a WAP-enabled gaming device approval which we expect to submit to the labs in the next 30 days, and third, approval of the game theme, in this case our MONOPOLY Money™ offering, which we expect to submit in November. We anticipate final GLI and Nevada regulatory approvals in June 2004, with the commercial launch of the system in July 2004.

We are evaluating specifications and requirements for an even more advanced gaming system that will be developed in the long-term, third phase of the technology improvement plan. We continue to refine the design and specifications to incorporate additional features we desire for this platform and have recently begun allocating more resources to this longer-term effort.

New Products and Licenses

During the first quarter, we extended our agreement with Hasbro, Inc. for the use of their MONOPOLY® brand through calendar 2011. We expect to introduce three new MONOPOLY games by June 2004 and to launch our proprietary wide-area progressive systems featuring a new theme, MONOPOLY Money in July 2004.

We announced our agreement with Sony Pictures Consumer Products to develop, market and distribute MEN IN BLACK™ branded games. We plan to introduce this new series of participation games on our new Bluebird platform beginning in the March 2004 quarter.

In October 2003 we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL® . We look forward to debuting the first POWERBALL game on our Bluebird cabinet at the 2004 G2E trade show next October.

Other Recent Matters

In June 2003, we issued $100.0 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. On July 3, 2003, we issued an additional $15 million of convertible subordinated notes under identical terms to cover an over- allotment option granted to the initial purchasers of the notes. The notes are convertible at any time into an aggregate of 5,813,953 shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We will pay interest on the notes semi-annually on January 15 and July 15 of each year, commencing on January 15, 2004. The net proceeds of the offering will be used for working capital, capital expenditures and other general corporate purposes, which may include acquisitions and repurchase of shares of our common stock under our existing share buyback program. In June 2003, upon completion of the $100 million offering, the Board of Directors expanded the existing share buyback program authorization by $15 million to $25 million.

CRITICAL ACCOUNTING POLICIES

During the quarter ended September 30, 2003, we made no changes in our critical accounting policies or in the application of those policies, as reported in our Annual Report on Form 10-K for the year ended June 30, 2003.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines. Our obligations under these arrangements and under our convertible subordinated notes at September 30, 2003, were as follows:

	Payment Due by Period (in thousands)

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Convertible Subordinated Notes	$115,000	—	—	—	$115,000
Operating Leases	2,485	$1,163	$1,161	$161	—
Minimum Royalty Payments	35,151	1,410	11,741	8,800	13,200

Total	$152,636	$2,573	$12,902	$8,961	$128,200

The total potential royalty commitments, including payments already made and those contingent upon future events, increased from $13.0 million at June 30, 2003 to $39.8 million at September 30, 2003. We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options and restricted stock to our employees, officers, directors and consultants and warrants to a licensor. We do not currently have any significant firm purchase commitments for raw material inventory.

LIQUIDITY AND CAPITAL RESOURCES

We believe that cash and cash equivalents and short-term investments of $148.4 million at September 30, 2003, exclusive of $2.0 million of restricted cash, along with our available $50.0 million bank revolving line of credit that extends to May 21, 2004, and to a lesser extent, cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, and the levels of inventories and receivables required in the operation of our business. For the next twelve months we do not expect to be dependent on cash flow from operations due to the amount of cash and short-term investments we hold and the borrowing capacity available under our bank revolving line of credit.

Our short-term investments primarily consist of Auction Market Preferred Stocks stated at cost, which approximates market value. These investments generally have no fixed maturity date but most have dividend-reset dates every 49 days or more. These investments can be liquidated under an auction process on the dividend-reset dates subject to a sufficient number of bids being submitted. Our policy is to invest cash with issuers that have a high credit rating and to limit the amount of credit exposure to any one issuer.

Due to our operating losses in fiscal 2003 and in the quarter ended September 30, 2003, we have recorded $8.9 million of current income tax receivables on our balance sheet as of September 30, 2003. This tax receivable is based on our ability to receive tax refunds from applying our fiscal 2003 tax loss against prior years’ income and for refunds of tax payments made in fiscal 2003.

We also have $10.3 million of deferred tax assets on our balance sheet as of September 30, 2003. These represent taxable temporary differences expected to reverse in future years, and tax credits and tax operating losses generated in fiscal 2003 and in the quarter ended September 30, 2003, that can be claimed on future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. On this basis, we have not provided any valuation allowance as of September 30, 2003. However, valuation allowances could be recorded against these deferred tax assets in future periods if our future estimates of amounts realizable are reduced.

We utilize financing arrangements for operating leases of regional office facilities and some equipment. We have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. Our total potential royalty commitments, including payments contingent upon future events, increased from $29.6 million at June 30, 2003 to $68.6 million at September 30, 2003, of which $28.8 million has been paid. Please refer to the table under “Off-Balance Sheet Arrangements and Contractual Obligations” above and Note 8 to Condensed Consolidated Financial Statements.

Cash used by operating activities was $13.9 million for the three months ended September 30, 2003, as compared to cash provided of $6.9 million for the three months ended September 30, 2002. The current period decrease relative to the comparable prior year period was due to lower net income, and a decrease from changes in operating assets and liabilities, partially offset by greater tax benefit from the exercise of stock options than in the prior year quarter. We anticipate cash to be provided by operations over the next twelve months due to anticipated higher revenues from increased game sales, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings and higher selling and administrative costs due to the execution of the re-emergence plan and the ongoing implementation of an Oracle Enterprise Resource Planning system.

The changes in operating assets and liabilities resulted in $18.6 million of cash outflow for the three months ended September 30, 2003, compared with a cash inflow of $0.1 million during the comparable quarter last year. The cash outflow for the three months ended September 30, 2003 was primarily due to a $6.1 million increase in accounts and notes receivable, a $7.3 million increase in other current assets, primarily short-term royalty advances, a $1.2 million increase in income tax receivable and a $2.5 million reduction in current liabilities from the comparable balances at June 30, 2003. The increase in accounts and notes receivable reflects higher unit sales levels and decreased collections during the period. The increase in royalty advances was due to new technology and brand license agreements entered into during the September 2003 quarter. The increase in income tax receivable was due to stock options exercises that reduced our income taxes. The reduction of current liabilities is primarily due to the payment to Midway Games Inc. of a $4.0 million tax advance, which we had written off in the June 2003 quarter. The cash inflow for the three months ended September 30, 2002 was primarily due to a $7.0 million decrease in income taxes receivable and a $2.1 million decrease in accounts and notes receivable, partially offset by a $4.9 million increase in short-and long-term royalty advances and a $2.5 million reduction in current liabilities from the comparable balances at June 30, 2002. We have not experienced significant bad debt expense in any of the periods presented.

Cash used by investing activities was $3.5 million for the three months ended September 30, 2003, compared with $0.4 million used for the comparable prior year period. Cash used for the purchase of property, plant and equipment for the three months ended September 30, 2003 was $1.6 million compared with $1.9 million for the comparable prior year period. Cash used for additions to gaming operation machines was $4.7 million and $5.1 million for the three months ended September 30, 2003 and 2002, respectively. Net cash of $2.9 million was provided by the redemption of short-term investments for the three months ended September 30, 2003, compared to $6.7 million provided by the redemption of such investments in the comparable prior year period.

Cash provided by financing activities was $10.8 million for the three months ended September 30, 2003 compared with cash used of $11.6 million for the comparable prior year period. We received net cash of $14.3 million in July 2003 from the exercise of the over-allotment option relating to our convertible subordinated notes. We also received $1.6 million from the exercise of employee stock options in the September 2003 quarter.

In the September 2003 quarter, we repurchased 299,100 shares of our common stock for an aggregate price of $5.0 million at an average price of $16.75 per share. The timing and actual number of shares to be purchased in the future will depend on market conditions. Since the inception of the first common stock repurchase program in January 2002 through September 30, 2003, we have purchased 3,193,500 or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million at an average price of $13.31 per share. At September 30, 2003 we have $12.5 million remaining on the $25 million share buyback program approved by our Board of Directors in April 2003 and expanded in June 2003.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

Consolidated revenues in the September 2003 quarter increased 10% to $46.7 million compared to $42.4 million in the quarter ended September 30, 2002. Total revenue increased $4.3 million; $8.7 million from increased product sales revenue, partially offset by a $4.4 million reduction in gaming revenue. We shipped 2,220 video and reel-type gaming devices in the current quarter, included in product sales of $24.9 million versus 1,292 gaming devices and $16.1 million of product sales in the comparable prior year quarter. The average sales price decreased 2.7% from $8,545 in the prior year quarter to $8,316 in the current year quarter.

Gaming operations revenues decreased to $21.8 million in the September 2003 quarter from $26.2 million in the September 2002 quarter. We had a total of 4,797 units installed at September 30, 2003, compared to 6,039 units installed at September 30, 2002. The decrease in gaming operations revenue was mainly due to a decline from the September 30, 2002 quarter in the average installed base of gaming operations machines by 1,181 units to 4,853 units in the September 2003 quarter, partially offset by an increase in the net revenue per day to $40.72 from $40.42. The decline in the installed base since the September 2002 quarter resulted from our current gaming platform not supporting key features and functionality that casino operators demand, such as certain cashless gaming options and multi-denominational and tokenization capabilities. In addition, competition for space has intensified as casinos have more participation product to choose from. Also we removed participation games from locations that had lower net revenue per day. Average revenue per day for gaming operations machines increased as we continue to refresh the installed participation base with new games. The installed base declined by 289 units since June 30, 2003 primarily due to casinos reducing the number of gaming operations machines in New Jersey and Illinois due to recently enacted higher tax rates and the fact that our legacy operating system does not currently support dual port cashless gaming technology.

Consolidated gross profit increased to $27.4 million for the September 2003 quarter from $26.4 million in the September 2002 quarter. The gross profit margin on product sales was 39% for the September 2003 quarter, up from 33% in the prior year quarter, reflecting higher production volumes and higher margin products representing a greater percentage of product sales revenues. The gross profit margin on gaming operations revenues increased to 81% in the September 2003 quarter compared to 80% in the prior year quarter, due to an increase in the average net revenue per day and higher royalties received from licensees, partially offset by higher royalty rates payable to licensors. Gaming operations revenues were 47% of total revenues in the September 2003 quarter, compared to 62% in the September 2002 quarter due to the increase of product sales revenue in the current year quarter and an overall decline of gaming operations revenues.

Research and development expenses increased $2.5 million, or 32%, to $10.3 million in the September 2003 quarter compared to $7.8 million in the prior year quarter resulting from the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings. We expect quarterly research and development expenses to continue to exceed levels in the comparable prior quarter throughout fiscal 2004.

Selling and administrative expenses increased $2.2 million, or 19%, to $13.6 million in the September 2003 quarter compared to $11.3 million in the September 2002 quarter, due to higher costs for the G2E trade show, the execution of our re-emergence plan and the ongoing implementation of an Oracle Enterprise Resource Planning system.

We incurred an operating loss of $2.8 million in the September 2003 quarter, compared to operating income of $0.6 million in the September 2002 quarter. The decreased operating performance in the September 2003 quarter resulted from increases of $2.5 million in research and development expenses and $2.2 million in selling and administrative expenses, partially offset by a $1.0 million increase in gross profit and a $0.4 million decrease in depreciation and amortization. We also incurred $0.8 million pre-tax of interest expense in the September 2003 quarter related to our 2.75% convertible subordinated notes issued in the Summer of 2003.

The provision (benefit) for income taxes, which includes both current and deferred taxes, is based on our annual estimated effective tax rate of 37.5%, which is slightly higher than the 36.3% rate in the September 2002 quarter due to higher expected foreign income in 2003.

Net loss was $1.9 million or $0.06 loss per share for the current year quarter compared to net income of $0.7 million, or $0.02 per diluted share, for the prior year quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes.

Interest Rate Risk

We have exposure to interest rate risk from our convertible subordinated notes and short-term line of credit. The notes bear interest at a fixed rate and the short-term line of credit bears interest at a variable rate.

As of September 30, 2003, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% with a fair value of $167 million due to the increase in the market value of our common stock underlying the conversion provisions. Using a discounted cash flow model, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our fixed rate debt by approximately $3.7 million, but would not be material to cash flows or future results of operations.

Foreign Currency Risk

During the quarter ended September 30, 2003, we had no changes in our foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Securities Exchange of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the material information required to be disclosed in our filings under the Exchange Act, is recorded, processed, summarized and communicated to them as appropriate to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 18, 2001, La Societe de Loteries du Quebec (“Loto-Quebec”) was served with a class action lawsuit alleging that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s video lottery terminals (“VLTs”) and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Class status was granted by the Superior Court, Province of Quebec, District of Quebec on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class of 119,000 members is requesting damages totaling almost $700 million Canadian dollars, plus interest.

On October 2, 2003, Loto-Quebec filed a claim against us and Video Lottery Consultants Inc., a subsidiary of IGT (“VLC”), alleging that, in the event that the class action plaintiffs are successful in the pending class action lawsuit against Loto- Quebec, Loto-Quebec is entitled to be indemnified by the manufacturers of the VLTs, specifically us and VLC. We filed our appearance on October 16, 2003 and are currently proceeding with discovery. We intend to vigorously defend ourselves against the allegations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 3, 2003, we issued $15 million principal amount of 2.75% Convertible Subordinated Notes due July 15, 2010, upon the exercise of the over allotment option granted in connection with our private placement of $100 million of the notes on June 25, 2003, pursuant to Rule 144A under the Securities Act of 1933. CIBC World Markets Corp., a qualified institutional buyer, was the initial purchaser of the notes, and CIBC resold the notes in reliance on Rule 144A.

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

The notes are convertible at the option of the holder into our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes may be converted at any time on or before the close of business on July 15, 2010, unless we previously repurchase them. The net proceeds from the sale of the $15 million principal amount of the notes were approximately $14.3 million, after deducting the initial purchaser’s discounts and offering expenses that aggregated to approximately $0.7 million. The net proceeds of the exercise of the over-allotment option will be used for working capital, capital expenditures and other general corporate purposes, which may include acquisitions and repurchase of shares of our common stock under our existing share buyback program.

On September 19, 2003, we issued 250,000 warrants to a licensor as an inducement to extend an agreement that provides WMS a license for the use of intellectual property. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment. The warrants vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013. The warrants were valued at a total of $3.9 million under the Black-Scholes pricing model used to determine the fair value of equity instruments issued in exchange for goods or services. The grant was exempt from registration under Section 5 of the Securities Act of 1933, since it was made only to the licensor and did not involve any public offering under Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to Exhibit A to the Form of Rights Agreement filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended June 30, 1996.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit B to the Form 8-A.

4.2	Warrant to purchase common stock of the Registrant, issued to a licensor of the Registrant.

10.1	Amendment No. 3, dated December 16, 2002 to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.

10.2	Amendment No. 4, dated September 15, 2003 to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1)	Current report on Form 8-K filed August 14, 2003, under items 12 and 7.

(2)	Current report on Form 8-K filed July 3, 2003, under items 5 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: November 12, 2003	By: /s/ Scott D. Schweinfurth Scott D. Schweinfurth Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to Exhibit A to the Form of Rights Agreement filed as Exhibit 1 to our Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended June 30, 1996.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to Exhibit B to the Form 8-A.

4.2	Warrant to purchase common stock of the Registrant, issued to a licensor of the Registrant.

10.1	Amendment No. 3, dated December 16, 2002 to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.

10.2	Amendment No. 4, dated September 15, 2003 to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.