Form 10-Q
period 2003-12-31
WMS INDUSTRIES INC /DE/
filed 2004-02-13
CIK 350077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

YES  [X]    NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 29,865,109 of common stock, $.50 par value, were outstanding at February 9, 2004, excluding 2,493,206 shares held as treasury shares.

WMS INDUSTRIES INC.

INDEX

Page
Number
PART I. FINANCIAL INFORMATION:
ITEM 1. Financial Statements:
Condensed Consolidated Statements of Operations - Three months and six months ended December 31, 2003 and 2002	3
Condensed Consolidated Balance Sheets - December 31, 2003 and June 30, 2003	4
Condensed Consolidated Statements of Cash Flows - Six months ended December 31, 2003 and 2002	6
Notes to Condensed Consolidated Financial Statements	7
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23
ITEM 4. Controls and Procedures	23
PART II. OTHER INFORMATION:
ITEM 4. Submission of Matters to a Vote of Security Holders	24
ITEM 6. Exhibits and Reports on Form 8-K	24
SIGNATURES	26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Revenues:
Product sales	$30,846	$20,676	$55,730	$36,825
Gaming operations	20,659	22,966	42,491	49,211

Total revenues	51,505	43,642	98,221	86,036
Costs and expenses:
Cost of product sales	18,843	11,499	34,048	22,313
Cost of gaming operations	3,325	4,444	7,397	9,609
Research and development	10,177	11,601	20,482	19,390
Selling and administrative	13,524	12,181	27,080	23,527
Depreciation and amortization	6,063	7,326	12,414	14,045

Total costs and expenses	51,932	47,051	101,421	88,884

Operating loss	(427)	(3,409)	(3,200)	(2,848)
Interest expense	(945)	—	(1,895)	—
Interest and other income and expense, net	780	498	1,501	973

Loss before income taxes	(592)	(2,911)	(3,594)	(1,875)
Benefit for income taxes	(222)	(1,074)	(1,349)	(698)

Net loss	$(370)	$(1,837)	$(2,245)	$(1,177)

Loss per share of common stock:
Basic	$(0.01)	$(0.06)	$(0.08)	$(0.04)

Diluted	$(0.01)	$(0.06)	$(0.08)	$(0.04)

Shares used in per share calculations:
Basic	29,535	30,585	29,412	30,743

Diluted	29,535	30,585	29,412	30,743

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	December 31,	June 30,
	2003	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,608	$99,640
Restricted cash for progressive jackpots	1,516	2,326
Short-term investments	55,688	58,341

	144,812	160,307
Receivables, net of allowances of $2,539 and $2,354, respectively	37,669	25,073
Notes receivable, current portion	13,964	12,033
Income tax receivable	6,712	7,722
Inventories, at lower of cost (FIFO) or market:
Raw materials and work in progress	23,058	13,937
Finished goods	16,251	15,869

	39,309	29,806
Other current assets	27,206	15,766

Total current assets	269,672	250,707
Gaming operations machines	74,359	76,283
Less accumulated depreciation	(49,638)	(48,693)

Gaming operations machines, net	24,721	27,590
Property, plant and equipment	79,007	72,986
Less accumulated depreciation	(26,011)	(22,773)

Property, plant and equipment, net	52,996	50,213
Other assets	28,304	22,466

Total assets	$375,693	$350,976

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of dollars)

	December 31,	June 30,
	2003	2003

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,345	$10,717
Accrued compensation and related benefits	3,336	3,065
Other accrued liabilities	14,847	16,009

Total current liabilities	32,528	29,791
2.75% Convertible subordinated notes due 2010	115,000	100,000
Commitments and contingencies (See note 8 and 9)
Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (100,000,000 shares authorized and 32,358,315 shares issued)	16,179	16,179
Additional paid-in capital	202,909	197,009
Retained earnings	41,713	43,958
Accumulated other comprehensive income	1,292	1,107
Unearned restricted stock (29,912 shares)	(491)	(298)
Treasury stock, at cost (2,546,706 shares and 2,882,995 shares, respectively)	(33,437)	(36,770)

Total stockholders’ equity	228,165	221,185

Total liabilities and stockholders’ equity	$375,693	$350,976

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of dollars)
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,245)	$(1,177)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	12,414	14,045
Receivables provision	185	10
Deferred income taxes	(1,349)	(1,971)
Non-cash expenses	575	992
Tax benefit from exercise of stock options	3,710	120
Non-cash write off of licensed technology	—	2,750
Decrease from changes in operating assets and liabilities	(30,934)	(4,600)

Net cash (used) provided by operating activities	(17,644)	10,169
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,021)	(5,686)
Additions to gaming operations machines	(6,476)	(12,676)
Net change in short-term investments	2,653	8,518

Net cash used by investing activities	(9,844)	(9,844)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from the issuance of convertible notes	15,000	—
Debt issuance costs	(743)	—
Cash received on exercise of common stock options	6,023	195
Purchase of treasury stock	(5,009)	(13,464)

Net cash provided (used) by financing activities	15,271	(13,269)
EFFECT OF EXCHANGE RATES ON CASH	185	754

Decrease in cash and cash equivalents	(12,032)	(12,190)
Cash and cash equivalents at beginning of period	99,640	31,421

Cash and cash equivalents at end of period	$87,608	$19,231

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of WMS Industries Inc., (“WMS”, “we”, “us” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the quarter ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003.

2.	BASIS OF PRESENTATION

Our condensed consolidated financial statements include the accounts of WMS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We account for our joint operating agreement with International Game Technology (IGT) for the SURVIVOR™ wide-area progressive (WAP) systems, for which no legal entity exists, in our consolidated financial statements by recording our proportionate share of revenues and expenses from operating activities and the full value of all of the assets we own and liabilities we owe related to this agreement. The purpose of the joint operating agreement is to combine our licensing rights and game design expertise with the proprietary WAP system of IGT. Under the agreement, we designed and marketed specified games, which were manufactured by IGT and placed in casinos on IGT’s WAP system. In January 2004, the remaining SURVIVOR WAP was shut down.

Certain prior period balances have been reclassified to conform to the current period presentation.

3.	STOCK OPTION COMPENSATION AND EARNINGS (LOSS) PER SHARE

We have elected to continue to follow APB Opinion No. 25 to account for stock options granted to employees and directors, as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” Under APB No. 25, we do not recognize compensation expense because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

The following table presents a comparison of the reported net loss, loss per share and compensation cost of options granted to employees to the pro forma amounts that would have been reported if stock option compensation expense had been determined using the fair value method allowed by SFAS No. 123 (in thousands of dollars, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

As Reported:
Net loss	$(370)	$(1,837)	$(2,245)	$(1,177)

Loss per share:
Basic	$(0.01)	$(0.06)	$(0.08)	$(0.04)
Diluted	$(0.01)	$(0.06)	$(0.08)	$(0.04)
Stock based employee compensation cost, net of related tax effects, included in the determination of net loss	$—	$—	$—	$—

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2003	2002	2003	2002

Pro forma amounts if the fair value method had been applied to all stock compensation awards:
Pro forma net loss	$(1,756)	$(3,481)	$(7,214)	$(4,466)
Pro forma net loss per share:
Basic	$(0.06)	$(0.11)	$(0.25)	$(0.15)
Diluted	$(0.06)	$(0.11)	$(0.25)	$(0.15)
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss	$1,386	$1,644	$4,969	$3,289

The following weighted average assumptions were used to value the options in the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Risk-free interest rate	3.25%	4.00%	3.25%	4.00%
Expected life	6 years	6 years	6 years	6 years
Expected volatility	.54	.44	.54	.44
Expected dividend yield	0	0	0	0

At December 31, 2003 and 2002, the Company had approximately 3,761,000 and 3,405,000 stock options and warrants outstanding, respectively.

Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of common stock held in treasury to Mr. Louis J. Nicastro, Chairman of our Board of Directors and a non-employee director. On May 7, 2003, we purchased Mr. Nicastro’s rights to the 250,000 restricted shares for a purchase price of $14.00 per share. The diluted loss per share calculation for the three and six months ended December 31, 2002 does not include the 250,000 shares under the restricted stock grant.

On June 11, 2003, the Board of Directors approved a grant of restricted stock of 7,478 shares to each of four officers in lieu of any cash bonuses for fiscal 2003. The restricted shares will vest on June 11, 2004, subject to the individual’s continued employment with WMS. The 29,912 shares of unearned restricted stock were not included in the computation of diluted loss per share for the three and six months ended December 31, 2003.

The following summarizes the stock options exercised during the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Stock options exercised	428,996	27,796	635,389	35,546
Weighted average exercise price	$10.33	$5.83	$9.48	$5.48

For the periods presented, if WMS had recognized income, the total diluted shares outstanding would have increased based upon the hypothetical assumed exercise of stock options and warrants under the treasury stock method and the conversion of our 2.75% convertible subordinated notes. The following table describes the number of additional shares that would have been included in the total diluted shares outstanding assuming the hypothetical exercise of stock options and warrants under the treasury stock method and the conversion of our 2.75% convertible subordinated notes:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

If WMS had recognized income:
Impact of incremental stock options and warrants that would have resulted in additional diluted shares outstanding under the treasury stock method	817,000	326,000	708,000	269,000
If WMS had recognized income in excess of $0.084 and $0.168, respectively, per share:
Common stock issued upon conversion of the 2.75% convertible subordinated notes	5,813,953	—	5,813,953	—
Excluded anti-dilutive common stock equivalents due to the option grant price exceeding the market price for WMS common stock:
Stock options and warrants	313,000	1,718,000	580,000	1,733,000

4.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands of dollars)

	Six Months Ended
	December 31,

	2003	2002

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$180	$299
Income tax refunds received	$322	$6,086
Interest paid	$—	$—
Investment income received	$793	$805
Schedule of Non Cash Investing Activities:
Issuance of 250,000 stock warrants to licensor	$3,905	$—
Gaming operations machines transferred to inventory	$171	$—

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive loss consists of net loss and foreign currency translation adjustments and totaled a loss of $11,000 and $1.0 million for the three months ended December 31, 2003 and 2002, respectively, and totaled a loss of $2.1 million and $423,000 for the six months ended December 31, 2003 and 2002, respectively.

6.	CONVERTIBLE SUBORDINATED NOTES

In June 2003, we issued $100 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. In July 2003, we issued an additional $15 million of convertible subordinated notes under identical terms to cover an over- allotment option granted to the initial purchasers of the notes. The notes are convertible at any time into an aggregate of 5,813,953 shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2004.

We have no maturities of debt or sinking fund requirements through June 30, 2008.

7.	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In January 2002, our Board of Directors authorized a $20 million plan to repurchase our common stock in open market transactions from time to time. In the six months ended December 31, 2002, 1,022,500 shares were repurchased under this plan for $11.4 million. By July 31, 2002, this repurchase program was completed. In total, we repurchased 1,568,000 shares, or approximately 5% of the previously outstanding shares under this $20 million plan.

In September 2002, our Board of Directors authorized a twelve-month plan to repurchase up to an additional $10 million of our common stock in open market transactions. As of December 31, 2002, repurchases of 151,500 shares at a cost of $2.1 million had been made under this plan. As of March 31, 2003, this repurchase plan was completed with 681,700 shares purchased for a cost of $7.9 million during the March 2003 quarter.

In April 2003, our Board of Directors authorized a new twelve-month plan to repurchase up to an additional $10 million of our common stock from time to time in open market or privately negotiated transactions. In June 2003, in conjunction with the completion of our private placement of convertible subordinated notes due 2010 to qualified institutional buyers, our Board of Directors authorized the expansion of this repurchase plan to $25 million. During the fiscal year ended June 30, 2003, we repurchased 493,200 shares for an aggregate price of $7.5 million under this plan. During the six months ended December 31, 2003, we purchased 299,100 shares of our common stock on the open market for $5.0 million at an average price of $16.75 per share.

Since the initial buyback program was authorized in January 2002, we have repurchased 3,193,500 shares, or 9.9% of the previous number of shares outstanding, for a total expenditure of $42.5 million at an average price of $13.31 per share. At December 31, 2003, we had 29.8 million shares outstanding and $12.5 million remaining on the $25 million share buyback plan approved by our Board of Directors in April 2003 and expanded in June 2003. The timing and actual number of shares to be purchased in the future will depend on market conditions.

Warrant Grant

In September 2003, our Board of Directors, as part of the inducement to a licensor to extend their license agreement with us, approved a grant of 250,000 common stock purchase warrants valued at $3.9 million. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment. The warrants are non-cancelable and vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013.

In valuing the warrants, we used the Black-Scholes model and incorporated the following assumptions: risk free rate - 4.15%; expected volatility - .54; expected life - 10 years; and expected dividend - zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the warrants issued. Other assumptions, relating to the warrant’s life, strike price and our common stock price, were determined at the date the warrants were issued. We will recognize expense based on the terms of the underlying license agreement.

8.	COMMITMENTS AND CONTINGENCIES

We routinely enter into license agreements with others for the use of their intellectual properties in our products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guaranteed royalty payments as well as additional contingent payments based on future events. In the September 2003 quarter, we amended licensing agreements and entered into new licensing agreements, which significantly increased our total potential royalty commitments. The total potential royalty commitments at December 31, 2003 increased to $69.2 million from $29.6 million at June 30, 2003. The total potential future royalty payments at December 31, 2003 increased to $40.2 million from $13.0 million at June 30, 2003.

At December 31, 2003, we had total royalty commitments, advances and payments made, and potential, future royalty payments as follows:

	At December 31, 2003

	Guaranteed	Contingent	Total
	Minimums	Payments	Potential

	(in thousands)
Total royalty commitments	$64,789	$4,424	$69,213
Advances and payments made	(28,988)	—	(28,988)

Future royalty payments	$35,801	$4,424	$40,225

Of the $29.0 million total advances and payments through December 31, 2003, $3.0 million has been charged to expense and the remaining $26.0 million is included in the December 31, 2003 balance sheet with $9.2 million in other current assets and $16.8 million in other assets.

As of December 31, 2003, we estimate that potential future royalty payments in each fiscal year will be as follows:

			Total
	Guaranteed	Contingent	Potential
Year Ended June 30,	Minimums	Payments	Payments

	(in thousands)
2004	$1,110	$2,649	$3,759
2005	6,166	1,250	7,416
2006	6,025	525	6,550
2007	4,900	—	4,900
2008	4,400	—	4,400
Thereafter	13,200	—	13,200

Total	$35,801	$4,424	$40,225

As part of the third phase of our technologies improvement plan, we have licensed technologies from third parties. At December 31, 2003, we had incurred guaranteed minimum payments related to such technologies aggregating $4.1 million, all of which had been paid as advances. An additional $1.4 million of contingent payments may become payable based on future events. These amounts are included in the table above. If we determine that we will not realize the value of a particular licensed technology, we will record an immediate charge against earnings at the time of such determination. If all of the contingent payments became due and all of the technologies were to have no further value to us, we would record a charge of up to $5.5 million.

9.	LITIGATION

On May 18, 2001, La Societe de Loteries du Quebec (Loto-Quebec) was served with a class action lawsuit alleging that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s video lottery terminals (VLTs) and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Class status was granted by the Superior Court, Province of Quebec, District of Quebec on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class of 119,000 members is requesting damages totaling almost $700 million Canadian dollars, plus interest.

On October 2, 2003, Loto-Quebec filed a claim against us and Video Lottery Consultants Inc., a subsidiary of IGT (VLC), alleging that, in the event that the class action plaintiffs are successful in the pending class action lawsuit against Loto-Quebec, Loto-Quebec is entitled to be indemnified by the manufacturers of the VLTs, specifically us and VLC. We filed our appearance on October 16, 2003 and are currently proceeding with discovery. We intend to vigorously defend ourselves against the allegations. At this time, we are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any, given the status of the litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries, and the term “common stock” means our common stock, $0.50 par value per share, unless the context indicates a different meaning. “Gaming operations,” as used throughout this report, includes the gaming machines that we lease, based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive games, a percentage of the amount wagered.

OVERVIEW

Our historical product sales strength has been in the multi-line, multi-coin video product line, which, together with our VLT product, accounted for substantially all of our new unit sales for the past three fiscal years. Our strategy is to become a full service gaming device provider to casinos by developing and obtaining regulatory approval for three additional product lines:

•	mechanical reel games,

•	video poker games and

•	wide-area progressive (WAP) systems.

We believe these new product lines account for approximately 75% of the typical casino slot floor and represent a significant market share growth opportunity for us.

As a result of software anomalies that were present in our legacy operating system that ran our gaming devices, in January 2002, we began to execute a three-part technology improvement plan to first stabilize and then modernize our operating system software. Customers were apprised of this technology improvement plan and our intention to introduce our new Bluebird™ gaming cabinet and new CPU-NXT™ computer circuit board and operating system that would provide features and functionality that our existing products lacked. As a result, since January 2002, our product sales revenues have declined from levels experienced in fiscal 2000 and 2001. We expect that as we receive regulatory approvals throughout fiscal 2004 for our new CPU-NXT, computer circuit board and operating system, new Bluebird cabinet and new games from each of the six North American gaming labs, our product sales revenues will grow. In fiscal 2005, with all of the approvals in hand for all of our product lines, we’ll look to achieve growing market share with our new product lines: mechanical reel, video poker and wide area progressive jackpots.

Technology Improvement Plan

In the first phase of this plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 has now been approved by all six of the North American gaming labs, and we were required to and completed an upgrade of our hopper game operating system to version 2.57 in four jurisdictions. Other jurisdictions may require upgrades in the future. We are making version 2.57 available in other jurisdictions as an optional upgrade. Gaming Laboratories, Inc. (GLI) approved version 2.59, our printer upgrade version, in March 2003. The GLI lab tests product for all of the Native American casinos and the Midwest Riverboat casinos where in the aggregate we believe about 50% of our existing gaming devices are deployed. The Nevada gaming authorities approved version 2.59 in September 2003. We have installed version 2.59 in several riverboat and Native American casinos, which use GLI, and will be upgrading our printer gaming machines installed in casinos in Nevada to version 2.59. Nevada is currently the only jurisdiction requiring all printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and we are making version 2.59 available in other approved jurisdictions as an optional upgrade.

The second phase of our technology improvement plan is to introduce our new CPU-NXT computer circuit board and operating system and this phase of the plan continues on schedule. The commercial version of CPU-NXT was approved by Gaming Laboratories, Inc. (GLI) in September 2003 when we also received GLI approval for nine game themes on this new system. In January 2004, we received Nevada and Mississippi lab approval for CPU-NXT and we are on track for the approvals we expect to receive from Michigan, New Jersey and Ontario regulators over the next twelve weeks. In Nevada, Mississippi, New Jersey and Ontario, we need to complete a field trial for ticket-in-ticket-out printer devices.

We are evaluating specifications and requirements for an even more advanced gaming system that will be developed over the long-term, third phase of the technology improvement plan. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate resources to this longer-term effort.

Bluebird and CPU-NXT Commercialization

Our focus in the near term is to refresh our existing installed base of video gaming devices in casinos through either replacement with Bluebird video gaming devices or through CPU-NXT upgrade kits. We received approval from GLI for the marketable version of the Bluebird video cabinet at the end of November 2003. The Bluebird video cabinet was approved by the labs in Nevada and Mississippi in January 2004, and we are on track to receive lab approvals from Michigan, New Jersey and Ontario over the next twelve weeks. We expect to sell and ship our first new video Bluebird gaming devices to casinos in Nevada, New Jersey and Detroit, Michigan in the March 2004 quarter and begin shipments to Ontario and Mississippi early in the June 2004 quarter after completion of the field trials.

Customer acceptance of Bluebird and our new games continues to appear very favorable. From the initial performance data we have received through January 2004 for Bluebird installations, WMS’ new games at a majority of casinos were performing at two times house average win per day. Since we started selling Bluebird, we have corporate agreements or sales orders for over 6,900 Bluebird video gaming devices, of which 896 were delivered in the December 2003 quarter with most of the balance deliverable over the next two quarters. These agreements are with multi-jurisdictional casino operators such as Harrah’s, Argosy, Ameristar, Stations, Pinnacle and Isle of Capri, along with a number of tribal and individual casino properties. We expect order levels to continue at a strong pace now that we have the first Bluebird video gaming devices and new games generating strong performance data, coupled with additional jurisdictional approvals.

Since we started selling CPU-NXT upgrade kits, we have corporate agreements or sales orders for almost 3,800 CPU-NXT upgrade kits of which 585 were delivered in December 2003 with most of the balance deliverable over the next two quarters. Each jurisdictional approval of the CPU-NXT operating system allows us to submit new games written to that system to the regulators for approval, which enables us to sell and ship additional CPU-NXT upgrade kits. We expect strength in game conversion revenues over the next several months as operators see the value and performance benefits of our CPU-NXT upgrade kits and printer upgrades.

Product Line Expansion Plan

In January 2004, we received Nevada regulatory approval for our mechanical reel product and three new game themes: two for our wide area progressive system and one “for sale” game theme. The timing of these approvals is ahead of schedule, and we are beginning to sell this product line in advance of our June 2004 quarter launch date. We plan to submit additional mechanical reel game themes, on which we expect to receive approval in time for our product launch date. The other five regulators are on track for our planned approval schedule for the mechanical reel product.

We expect to submit our first video poker product to the regulators in the March 2004 quarter and anticipate first approvals and first product shipments in the June 2004 quarter.

The field trials of our WAP system began the first week of February 2004 in Nevada and should begin in the coming weeks for the Native American wide area progressive link in GLI territories. We continue to expect to receive Nevada and GLI approval for our new progressive jackpot system in June 2004 with product launch in July 2004.

Brand Licenses

During the September 2003 quarter, we extended our agreement with Hasbro, Inc. for the use of their MONOPOLY® brand through calendar year 2011. We expect to introduce two new MONOPOLY™ themed participation games by June 2004 and to launch our proprietary wide-area progressive systems featuring the MONOPOLY Money™ progressive jackpot in July 2004.

In September 2003, we announced our agreement with Sony Pictures Consumer Products to develop, market and distribute MEN IN BLACK™ branded games. We plan to introduce this new series of participation games in our new Bluebird cabinet beginning in our last quarter of fiscal 2004.

In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL® which we intend to develop as a wide-area progressive game. We look forward to debuting the first POWERBALL game on our Bluebird cabinet at the 2004 G2E trade show in October 2004.

CRITICAL ACCOUNTING POLICIES

During the quarter ended December 31, 2003, we added revenue recognition as a new critical accounting policy, in addition to those policies reported in our Annual Report on Form 10-K for the year ended June 30, 2003. We have not made any changes in the application of this or any other policy.

The application of revenue recognition policies has become more critical due to the variety of product sales contracts now being used. We record revenue on product sales, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the product is delivered and collectibility is reasonably assured. When multiple product deliverables are included under the sales contract, we allocate revenue to each product based upon their respective selling prices against total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition.

Gaming operations revenues under operating type lease agreements are estimated and recognized as earned. Lease agreements are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee. WAP revenues are recognized based upon a percentage of amounts wagered, or coin in, on each gaming machine and are recognized as earned. Royalties from licensees are recorded as earned.

The application of this policy affects the level of our sales revenue, cost of product sold, accounts receivable, deferred revenue and accrued expenses.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines. Our obligations under these arrangements and under our convertible subordinated notes at December 31, 2003, were as follows:

		Payment Due by Period (in thousands)

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$2,143	$1,065	$980	$98	$—
Convertible Subordinated Notes	115,000	—	—	—	115,000
Guaranteed Minimum Royalty Payments	35,801	1,110	12,191	9,300	13,200

Total	$152,944	$2,175	$13,171	$9,398	$128,200

The total potential royalty commitments, including payments already made and those contingent upon future events, increased from $13.0 million at June 30, 2003 to $40.2 million at December 31, 2003 due to new and amended brand licensing agreements. Although potential royalty commitments could continue to increase in the future as we enter into new brand licensing agreements, we do not expect such increases to be as large as the increase in the six months ended December 31, 2003.

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options and restricted stock to our employees, officers, directors and consultants and warrants to a licensor. We do not currently have any significant firm purchase commitments for raw material inventory.

LIQUIDITY AND CAPITAL RESOURCES

	As of

	December 31,	June 30,	Increase
(in thousands of dollars)	2003	2003	(Decrease)

Total cash and short-term investments	$144,812	$160,307	$(15,495)
Total current assets	269,672	250,707	18,965
Total assets	375,693	350,976	24,717
Total current liabilities	32,528	29,791	2,737
Long-term debt	115,000	100,000	15,000
Stockholders’equity	228,165	221,185	6,980
Net working capital	237,144	220,916	16,228

Our sources of liquidity for the six months ended December 31, 2003 were:

•	Existing cash, cash equivalents and short-term investments,

•	$15 million cash received from the issuance of additional 2.75% convertible subordinated notes in July 2003,

•	Non-cash expenses of $11.8 million more than offsetting our net loss of $2.2 million, and

•	Proceeds from stock option exercises of $6.0 million, excluding related tax related benefits.

We believe that cash and cash equivalents and short-term investments of $144.8 million at December 31, 2003, inclusive of $1.5 million of restricted cash, will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, and the levels of inventories and receivables required in the operation of our business. For the next twelve months, we do not expect to be dependent on cash flow from operations and we do not expect to borrow any money under our $50 million revolving credit line that expires May 2004.

Our short-term investments primarily consist of Auction Market Preferred Stocks stated at cost, which approximates market value. These investments generally have no fixed maturity date but most have dividend-reset dates every 49 days or longer. These investments can be liquidated under an auction process on the dividend-reset dates subject to a sufficient number of bids being submitted. Our policy is to invest cash with issuers that have high credit ratings and to limit the amount of credit exposure to any one issuer.

During the six months ended December 31, 2003, our net working capital increased primarily due to the issuance of $15.0 million proceeds from additional convertible notes placed under our June 2003 convertible note offering in July 2003. Accounts and notes receivable, net, increased by $14.7 million due to higher new unit sales levels and decreased collections during the six months ended December 31, 2003. Inventory increased by $9.5 million due to higher levels of raw materials as we prepare for an increasing volume of business. Royalty advances increased by $7.1 million due to new technology and brand license agreements we entered into or amended during the six months ended December 31, 2003. Income tax receivables decreased by $1.0 million primarily due to receipt of prior year tax refunds. Current liabilities increased by $2.7 million due to higher accounts payable reflecting higher inventory levels, partially offset by our payment to Midway Games Inc. of a $4.0 million tax advance. We have not experienced significant bad debt expense in any of the periods presented.

Due to our operating loss in fiscal 2003, we have recorded $6.7 million and $7.7 million of current income tax receivables on our balance sheets as of December 31, 2003 and at June 30, 2003, respectively. This tax receivable is based on our ability to receive tax refunds from applying our fiscal 2003 tax loss against prior years’ income and for refunds of tax payments made in fiscal 2003.

We also have $14.3 million of deferred tax assets on our balance sheet as of December 31, 2003, an increase of $5.1 million from June 30, 2003. These represent taxable temporary differences expected to reverse in future years, and tax credits and tax operating losses generated in fiscal 2003 and in the six months ended December 31, 2003, that can be claimed on future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. On this basis, we have not provided any valuation allowance related to realizability of such assets as of December 31, 2003. However, such valuation allowances could be recorded against these deferred tax assets in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

We utilize financing arrangements for operating leases of regional office facilities and for some equipment. We have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. Our total potential royalty commitments, including payments contingent upon future events, increased from $29.6 million at June 30, 2003 to $69.2 million at December 31, 2003, of which $29.0 million has been paid. Please refer to the table under “Off-Balance Sheet Arrangements and Contractual Obligations” above and Note 8 to our Condensed Consolidated Financial Statements in Item 1 above.

Capital Resources

The following table summarizes our sources and uses of cash for the periods shown (in thousands of dollars):

	For the Six Month Period Ended
	December 31,		Increase

	2003	2002	(Decrease)

Cash provided (used) by:
Operating activities	$(17,644)	$10,169	$(27,813)
Investing activities	(9,844)	(9,844)	—
Financing activities	15,271	(13,269)	28,540
Effect of exchange rates on cash	185	754	(569)

Decrease in cash and cash equivalents	$(12,032)	$(12,190)	$158

Cash used by operating activities was $17.6 million for the six months ended December 31, 2003, as compared to cash provided of $10.2 million for the six months ended December 31, 2002. The current period decrease relative to the comparable prior year period was due to $30.9 million of cash invested in operating assets and liabilities due to growth of our business, compared to $4.6 million of cash invested in operating assets and liabilities in the six months ended December 31, 2002. Depreciation expense provided $12.4 million of cash to operations for the six months ended December 31, 2003, as compared to $14.0 million for the six months ended December 31, 2002. We anticipate cash to be provided by operations over the next twelve months ended December 31, 2004, due to anticipated higher revenues from increased new unit sales, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the execution of the re-emergence plan and the ongoing implementation of an Oracle Enterprise Resource Planning system. In addition, we expect that our cash invested in operating assets and liabilities will not continue to increase at the rate experienced in the six months ended December 31, 2003.

Components of the $30.9 million and $4.6 million invested in operating assets and liabilities for the six month periods ended December 31, 2003 and 2002, respectively, are as follows: (in thousands of dollars)

Changes in Operating Assets and Liabilities:

	For the Six Month Period Ended
	December 31,		Increase

	2003	2002	(Decrease)

Increase (decrease) in operating assets:
Accounts and notes receivable	$14,712	$(357)	$15,069
Raw material and finished goods inventories	9,503	(1,676)	11,179
Income tax receivable	(1,010)	(7,235)	6,225
All other operating assets	10,466	11,960	(1,494)
(Increase) decrease in operating liabilities:
Current liabilities	(2,737)	1,908	(4,645)

Net increase in operating assets and liabilities	$30,934	$4,600	$26,334

For the six months ended December 31, 2003, the increase in accounts and notes receivable reflects an increasing trend in new unit sales, while raw material inventories increased $9.1 million as we prepared for an increased volume of business. The decrease in income tax receivable was primarily due to receipt of prior year tax refunds. The increase in all other operating assets is due to $12.8 million of royalty advances for new technology and brand license agreements entered into or amended during the current six months ended December 2003. The increase of current liabilities is due to higher accounts payable reflecting higher inventory levels, partially offset by our payment to Midway Games Inc. of a $4.0 million tax advance.

For the six months ended December 31, 2002 the cash invested in all other operating assets was primarily due to a $2.2 million increase in long-term receivables, a $7.6 million increase in long-term royalty advances, a $2.0 million increase in short and long-term deferred taxes. The increase in royalty advances was due to new technology and brand license agreements entered into during the six months ended December 31, 2002. The reduction of current liabilities is due to a lower level of business. The decrease in income taxes receivable was due to receipt of prior years refunds. The decrease in inventories reflects lower sales levels and activity during the period.

Cash used by investing activities was $9.8 million for both the six months ended December 31, 2003 and 2002. Cash used for the purchase of property, plant and equipment for the six months ended December 31, 2003 was $6.0 million compared with $5.7 million for the comparable prior year period. Cash used for additions to gaming operation machines was $6.5 million and $12.7 million for the six months ended December 31, 2003 and 2002, respectively. The current period investment in gaming operation machines is lower because we have delayed investment until we receive regulatory approval for new games using our new Bluebird cabinet. We expect this investment to increase starting in March 2004 as we prepare for the initial rollout of new participation games installed in our Bluebird cabinet. Net cash of $2.7 million was provided by the redemption of short-term investments for the six months ended December 31, 2003, compared to $8.5 million provided by the redemption of such investments in the comparable prior year period.

Cash provided by financing activities was $15.3 million for the six months ended December 31, 2003 compared with cash used of $13.3 million for the comparable prior year period. We received net cash of $14.3 million in July 2003 from the exercise of the over-allotment option relating to our convertible subordinated notes. We also received $6.0 million and $0.2 million from the exercise of stock options in the six months ended December 31, 2003 and 2002, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the strike price of vested options.

In the six months ended December 31, 2003, we repurchased 299,100 shares of our common stock for an aggregate price of $5.0 million. Since the inception of the first common stock repurchase program in January 2002 through December 31, 2003, we purchased 3,193,500 or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million. At December 31, 2003, we had $12.5 million remaining on the twelve month, $25 million share buyback program approved by our Board of Directors in April 2003 and expanded in June 2003. The timing and actual number of shares to be purchased in the future will depend on market conditions

During the six months ended December 31, 2002, we purchased $13.5 million of our common stock for treasury. We completed our twelve-month, $20 million common stock share repurchase program authorized by our Board of Directors in January 2002. In September 2002, our Board of Directors authorized an additional twelve-month, $10 million common stock share repurchase program. During the six months ended December 31, 2002, we repurchased 1,022,500 shares for an aggregate price of $11.4 million in completing the $20 million program, and repurchased 151,500 shares for an aggregate price of $2.1 million under the $10 million program.

RESULTS OF OPERATIONS

We are engaged in the business of designing, manufacturing and marketing slot machines (video and mechanical reel type) and video lottery terminals for use by casino operators and government lotteries. Our operating revenues come from two sources:

•	Product sales consisting of new gaming devices, game and printer conversion kits, used gaming devices, related parts and original equipment manufacturing (OEM) revenues, and

•	Gaming operations, consisting of the placement of participation games, gaming equipment leasing revenues and royalties from licensing of our games to third parties.

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2002

Revenues, Gross Margins and Key Performance Indicators (in thousands of dollars, except unit data):

	Three Months Ended
	December 31,
			Increase
	2003	2002	(Decrease)	% Change

Product Sales:
New unit sales revenue	$24,136	$12,310	$11,826	96.1%
Parts, used games, conversions and OEM revenue	6,710	8,366	(1,656)	(19.8)

Total product sales revenue	$30,846	$20,676	$10,170	49.2

Total new units sold	2,873	1,513	1,360	89.9
Average sales price per new unit	$8,401	$8,136	$265	3.3
Gross profit on product sales revenue	$12,003	$9,177	$2,826	30.8
Gross margin on product sales revenue	38.9%	44.4%	(5.5)%	(12.4)
Gaming Operations Revenues:
Total gaming operations revenue	$20,659	$22,966	$(2,307)	(10.0)

Average installed base	4,549	5,605	(1,056)	(18.8)
Installed base at period end	4,538	5,577	(1,039)	(18.6)
Net revenue per day per machine	$38.43	$37.81	$0.62	1.6
Gross profit on gaming operations revenue	$17,334	$18,522	$(1,188)	(6.4)
Gross margin on gaming operations revenue	83.9%	80.6%	3.3%	4.1
Total Revenues	$51,505	$43,642	$7,863	18.0

Total Gross Profit	$29,337	$27,699	$1,638	5.9

Total Gross Margin	57.0%	63.5%	(6.5)%	(10.2)

The increase in total revenues in the December 2003 quarter compared to the December 2002 quarter was due to $11.8 million in higher new gaming machine sales partially offset by a $1.7 million decrease in parts, used games, conversion and OEM revenues, and a $2.3 million reduction in gaming operations revenues.

New unit sales increased by 90% to 2,873 units as we shipped the first units of our new Bluebird video gaming devices after receiving regulatory approvals from GLI in November 2003 and as we offered a higher number of new game themes. In the December 2003 quarter, revenues from parts, used games, conversions and OEM revenues declined 20% compared to the prior year quarter due to no sales under OEM agreements in the current quarter, partially offset by higher levels of game conversion revenues as we received an increased number of new game approvals over the last several months. The average sales price per new unit increased 3% as higher priced Bluebird units more than offset lower priced video lottery terminal sales during the December 2003 quarter. We expect continued growth in the average selling price over the next two quarters, as the number of Bluebird units sold becomes a higher percentage of our sales mix.

The average installed base of participation gaming devices decreased to 4,549 units in the December 2003 quarter from 5,605 units in the December 2002 quarter, while the net revenue per day increased by $0.62 per day from the prior year quarter to $38.43 per day as we continue to refresh the installed base with new games. The installed base decline from the December 2002 quarter was due to the fact our legacy operating system does not support dual port cashless gaming technology and the performance of certain of our older participation series has decreased. Subsequent to the December 2003 quarter, the last SURVIVOR wide area progressive jackpot was shut down. We expect growth in our installed base of participation games when we begin to install two new participation series, complete with cashless technology – MEN IN BLACK and MATCH GAME™ on our new Bluebird cabinet in the coming months, followed in early fiscal 2005 with the launch of our first wide area progressive games, subject to regulatory approval.

Total gross profit increased to $29.3 million for the December 2003 quarter from $27.7 million in the December 2002 quarter while total gross margin was 57% in the December 2003 quarter compared to 64% in the December 2002 quarter. Higher margin gaming operations revenues were only 40% of total revenues in the December 2003 quarter, compared to 53% in the December 2002 quarter due to the increase of product sales revenue in the current year quarter and an overall decline of gaming operations revenues. The gross margin on product sales was 39% for the December 2003 quarter, down from 44% in the prior year quarter, reflecting lower margin on the mix of products sold. We expect that the gross margin on the Bluebird gaming devices will improve as production volume increases because we should be able to obtain larger volume discounts from our suppliers, and we anticipate the cost of electrical components will decrease over time. The gross profit margin on gaming operations increased to 84% in the December 2003 quarter compared to 81% in the prior year quarter, due to an increase in the average net revenue per day, higher royalties received from licensees and the sale of RAPID ROULETTE™ assets previously fully reserved, partially offset by higher royalty rates payable to licensors.

Operating Expenses (in thousands of dollars):

	Three Months Ended
	December 31,

	2003		2002

		As % of		As % of	Increase
	$	Revenue	$	Revenue	(Decrease)	% Change

Research and development	$10,177	19.8%	$11,601	26.6%	$(1,424)	(12.3)%
Selling and administrative	13,524	26.3	12,181	27.9	1,343	11.0
Depreciation and amortization	6,063	11.8	7,326	16.8	(1,263)	(17.2)

Total	$29,764	57.8%	$31,108	71.3%	$(1,344)	(4.3)%

Research and development expenses decreased $1.4 million, or 12% to $10.2 million in the December 2003 quarter compared to $11.6 million in the prior year quarter, which included a $2.8 million write-off of an operating system license. Excluding this write-off, research and development expenses increased in the December 2003 quarter by $1.4 million due to ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings. With higher regulatory approval costs throughout fiscal 2004, we expect quarterly research and development expenses to continue to exceed levels in the comparable prior year quarters.

Selling and administrative expenses increased $1.3 million, or 11%, to $13.5 million in the December 2003 quarter compared to $12.2 million in the December 2002 quarter, due to the ongoing execution of our re-emergence plan and the implementation of an Oracle Enterprise Resource Planning (ERP) system. We expect that selling and administration expenses will increase as we continue to commercialize the CPU-NXT operating system and Bluebird cabinet, and continue our multiple product line expansion.

Depreciation and amortization expense decreased by $1.3 million, as the level of investment in gaming devices for gaming operations has been lower than in prior quarters as we await regulatory approvals for new games on Bluebird cabinets. We expect such investment to increase starting in March 2004 as we prepare for the initial rollout of new participation games installed in our new Bluebird cabinet.

We incurred an operating loss of $427,000 in the December 2003 quarter, compared to an operating loss of $3.4 million in the December 2002 quarter. The improved operating performance in the fiscal 2004 second quarter resulted from the $1.6 million increase in gross profit and decreases of $1.3 million in research and development expenses and $1.3 million in depreciation and amortization expenses, partially offset by a $1.3 million increase in selling and administrative expenses.

We incurred interest expense of $945,000 in the December 2003 quarter related to our 2.75% convertible subordinated notes issued in Summer 2003. This was partially offset by $780,000 of other income, primarily interest and investment income earned on cash and short-term investments, which at December 31, 2003 amounted to $144.8 million. Due to the issuance of our 2.75% convertible subordinated notes, interest expense will increase in comparison to prior years’ quarters for the remainder of fiscal year 2004.

The benefit for income taxes, which includes both current and deferred taxes, is based on our annual estimated effective tax rate of 37.5%, which is slightly higher than the 36.9% rate in the December 2002 quarter due to higher expected foreign income in 2004.

Net loss was $0.4 million or $0.01 loss per share for the current quarter compared to net loss of $1.8 million, or $0.06 per share, for the prior year quarter.

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2002

Revenues, Gross Margins and Key Performance Indicators (in thousands of dollars, except unit data):

	Six Months Ended
	December 31,
			Increase
	2003	2002	(Decrease)	% Change

Product Sales:
New unit sales revenue	$42,598	$23,349	$19,249	82.4%
Parts, used games, conversions, and OEM revenue	13,132	13,476	(344)	(2.6)

Total product sales revenue	$55,730	$36,825	$18,905	51.3

Total new units sold	5,093	2,805	2,288	81.6
Average sales price per new unit	$8,364	$8,324	$40	0.5
Gross profit on product sales revenue	$21,682	$14,512	$7,170	49.4
Gross margin on product sales revenue	38.9%	39.4%	(0.5)%	(1.3)
Gaming Operations:
Total gaming operations revenues	$42,491	$49,211	$(6,720)	(13.7)

Average installed base	4,701	5,820	(1,119)	(19.2)
Installed base at period end	4,538	5,577	(1,039)	(18.6)
Net revenue per day per machine	$39.61	$39.16	$0.45	1.1
Gross profit on gaming operations	$35,094	$39,602	$(4,508)	(11.4)
Gross margin on gaming operations	82.6%	80.5%	2.1%	2.6
Total Revenues	$98,221	$86,036	$12,185	14.2

Total Gross Profit	$56,776	$54,114	$2,662	4.9

Total Gross Margin	57.8%	62.9%	(5.1)%	(8.1)

The increase in total revenues was due to $19.2 million in higher new gaming machine sales partially offset by a $0.3 million decrease in parts, used games, conversion and OEM revenues, and a $6.7 million reduction in gaming operations revenues.

New unit sales in the December 2003 six-month period increased by 82% to 5,093 units as we shipped the first units of our new Bluebird video gaming devices after receiving regulatory approvals from GLI in November 2003 and as we offered a higher number of new game themes. Revenues from parts, used games, conversions and OEM revenues declined 3% compared to the prior six-month period due to no sales under OEM agreements in the current six-month period, partially offset by higher levels of game conversion kits sold as we received an increased number of new game theme approvals over the last several months.

The average installed base of participation gaming devices decreased to 4,701 units in the December 2003 six-month period from 5,820 units in the December 2002 six-month period, while the net revenue per day increased by $0.45 per day from the prior year six-month period to $39.61 per day as we continue to refresh the installed base with new games. The installed base decline from the December 2002 six-month period was due to the fact our legacy operating system does not support dual port cashless gaming technology, and the performance of certain of our older series has decreased. Subsequent to December 2003, the last SURVIVOR wide area progressive jackpot was shut down. We expect growth in our installed base of participation games when we begin to install two new participation series, complete with cashless technology – MEN IN BLACK and MATCH GAME on our new Bluebird cabinet in the coming months, followed in early fiscal 2005 with the launch of our first wide area progressive games, subject to regulatory approval.

Total gross profit increased to $56.8 million for the December 2003 six-month period from $54.1 million in the December 2002 six-month period while total gross margin was 58% in the December six-month period compared to 63% in the December 2002 six-month period. Higher margin gaming operations revenues were only 43% of total revenues in the December 2003 six-month period, compared to 57% in the December 2002 six-month period due to the increase of product sales revenue in the current year six-month period and an overall decline of gaming operations revenues. The gross margin on product sales were 39% for both the December 2003 and December 2002 six-month periods. The gross margin on gaming operations increased to 83% in the December 2003 six-month period compared to 81% in the prior year six-month period, due to an increase in the average net revenue per day, higher royalties received from licensees and the sale of RAPID ROULETTE assets previously fully reserved, partially offset by higher royalty rates payable to licensors.

Operating Expenses (in thousands of dollars):

	Six Months Ended
	December 31,

	2003		2002

		As % of		As % of	Increase
	$	Revenue	$	Revenue	(Decrease)	% Change

Research and development	$20,482	20.9%	$19,390	22.5%	$1,092	5.6%
Selling and administrative	27,080	27.6	23,527	27.3	3,553	15.1
Depreciation and amortization	12,414	12.6	14,045	16.3	(1,631)	(11.6)

Total	$59,976	61.1%	$56,962	66.2%	$3,014	5.3%

Research and development expenses increased $1.1 million, or 6%, to $20.5 million in the December 2003 six-month period compared to $19.4 million in the prior year six-month period, which included a $2.8 million write-off of an operating system license. Excluding this write-off, research and development expenses increased in the December 2003 six-month period by $3.8 million due to ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings. With higher regulatory approval costs throughout fiscal 2004, we expect quarterly research and development expenses to continue to exceed levels in the comparable prior year quarters.

Selling and administrative expenses increased $3.6 million, or 15%, to $27.1 million in the December 2003 six-month period compared to $23.5 million in the December 2002 six-month period, due to the ongoing execution of our re-emergence plan and the implementation of an Oracle ERP system. We expect that selling and administration expenses will increase as we continue to commercialize the CPU-NXT operating system and Bluebird cabinet, and continue our multiple product line expansion.

Depreciation and amortization expense decreased by $1.6 million, as the level of investment in gaming devices for gaming operations has been lower than in prior comparable periods. We expect this investment to increase starting in March 2004 as we prepare for the initial rollout of new participation games installed in our new Bluebird cabinet.

We incurred an operating loss of $3.2 million in the December 2003 six-month period, compared to an operating loss of $2.8 million in the December 2002 six-month period. The reduced operating performance in the fiscal 2004 six-month period resulted from the $1.1 million increase in research and development expenses and the $3.6 million increase in selling and administrative expenses, partially offset by the $2.7 million increase in gross profit and the decrease of $1.6 million in depreciation and amortization expenses described above.

We incurred interest expense of $1.9 million in the December 2003 six-month period related to our 2.75% convertible subordinated notes issued in Summer 2003. These amounts were partially offset by $1.5 million of other income, primarily interest and investment income earned on cash and short-term investments, which at December 31, 2003 amounted to $144.8 million. Due to the issuance of our 2.75% convertible subordinated notes, interest expense will increase in comparison to prior years’ quarters for the remainder of fiscal year 2004.

The benefit for income taxes, which includes both current and deferred taxes, is based on our annual estimated effective tax rate of 37.5%, which is slightly higher than the 37.2% rate in the December 2002 six-month period due to higher expected foreign income in 2004.

Net loss was $2.2 million or $0.08 loss per share for the current year six-month period compared to a net loss of $1.2 million, or $0.04 per share, for the prior year six-month period.

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This report contains forward-looking statements concerning our future business performance, strategy, outlook, plans, liquidity, pending regulatory matters and outcomes of contingencies including legal proceedings, among others. Forward-looking statements may be typically identified by such words as “may,” “will,” “should,” “expect,” “anticipate,” “seek,” “believe,” “estimate,” and “intend,” among others. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Although we believe that, the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements may be guaranteed.

Factors which could cause our actual results to differ from expectations include:

•	a delay or refusal by regulators to approve our new gaming platforms, cabinet designs, game themes and related hardware and software;

•	a failure to obtain and maintain our gaming licenses and regulatory approvals;

•	an inability to introduce in a timely manner new games themes and gaming machines or product lines that achieve and maintain market acceptance;

•	a software anomaly or fraudulent manipulation of our gaming machines and software;

•	a failure to obtain the right to use, or an inability to adapt to the rapid development of new technologies; and

•	an infringement claim seeking to restrict our use of material technologies.

These factors and other factors that could cause actual results to differ from expectations are more fully described under “Item 1. Business – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2003.

We make no commitment to update any forward-looking statements, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our recent Form 10-Q and 8-K reports filed with the Securities and Exchange Commission.

MONOPOLY is a trademark of Hasbro Inc. ©2004 Hasbro. All rights reserved. Used with permission.

MEN IN BLACK™ & ©2004 Columbia Pictures Industries, Inc.

POWERBALL is a trademark of the Multi-State Lottery Association. Used with permission.

SURVIVOR™ is a trademark of Survivor Productions LLC.

MATCH GAME™ is a trademark of FremantleMedia Operations BV. All rights reserved. Used with permission.

RAPID ROULETTE™ is a trademark of Stargames Corporation Limited and Crown Limited.

CPU-NXT and Bluebird are trademarks of WMS Gaming Inc. All rights reserved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with equity price, interest rate and foreign currency fluctuations. We do not currently hedge any of these risks, or utilize financial instruments for trading or other speculative purposes.

Interest Rate Risk

We have exposure to interest rate risk from our 2.75% convertible subordinated notes and short-term line of credit. The notes bear interest at a fixed rate and the short-term line of credit bears interest at a variable rate.

As of December 31, 2003, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% with a fair value of $179.4 million due to the increase in the market value of our common stock underlying the conversion provisions. Using a discounted cash flow model, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $3.7 million, assuming our stock price is held constant. This change in fair value would have no effect on our cash flows or future results of operations.

Equity Price Risk

The fair value of our convertible fixed-rate debt will also fluctuate with changes in the price of our common stock. Based on the number of shares underlying our convertible debt, we currently estimate that a 10% change in our stock price, assuming the prevailing market interest rates are held constant, would impact the fair value of our convertible fixed rate debt by approximately $14.8 million. This change in fair value would have no effect on our cash flows or future results of operations.

Foreign Currency Risk

During the quarter ended December 31, 2003, we had no changes in our foreign currency risk.

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

As a part of the ongoing implementation of an Oracle ERP system, we have updated our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any other changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect these controls as of the end of the period covered by this report.

PART II
OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our Annual Meeting of Stockholders on December 11, 2003.

(b)	The directors elected at the meeting were:

Nominee:	For:	Withheld:

Harold H. Bach, Jr.	21,028,150	5,567,060
William C. Bartholomay	21,085,434	5,509,776
Brian R. Gamache	23,786,795	2,808,415
William E. McKenna	23,790,213	2,804,997
Norman J. Menell	24,196,132	2,399,078
Donna B. More	23,727,722	2,867,488
Louis J. Nicastro	23,650,533	2,944,677
Neil D. Nicastro	21,257,299	5,337,911
Harvey Reich	24,621,974	1,973,236
David M. Satz, Jr.	24,658,724	1,936,486
Ira S. Scheinfeld	23,730,832	2,864,378

(c)	Other matters voted upon at the meeting and the results of those votes were as follows:

Approval of the appointment of Ernst & Young LLP as independent auditors for the 2004 fiscal year.

For:	Against:	Abstain:

26,195,568	350,042	49,600

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1996.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

Exhibit No.	Description

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to Report on Form 8-K filed June 25, 2003

10.1	License and Development Agreement between WMS Gaming Inc. (“WGI”) and Sierra Design Group (“SDG”), dated as of April 24, 2002. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Securities Exchange Commission.

10.2	First Amendment to License and Development Agreement between WGI and SDG, dated June 12, 2003. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Securities Exchange Commission.

10.3	Second Amendment to License and Development Agreement between WGI and SDG, dated July 15, 2003.

10.4	Third Amendment to License and Development Agreement between WGI and SDG, dated November 7, 2003. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Securities Exchange Commission.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1)	Current report on Form 8-K filed October 30, 2003, under items 12 and 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: February 13, 2004	By:	/s/ Scott D. Schweinfurth

Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through June 26, 1996, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1996.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to Report on Form 8-K filed June 25, 2003

10.1	License and Development Agreement between WMS Gaming Inc. (“WGI”) and Sierra Design Group (“SDG”), dated as of April 24, 2002. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Securities Exchange Commission.

10.2	First Amendment to License and Development Agreement between WGI and SDG, dated June 12, 2003. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Securities Exchange Commission.

10.3	Second Amendment to License and Development Agreement between WGI and SDG, dated July 15, 2003.

10.4	Third Amendment to License and Development Agreement between WGI and SDG, dated November 7, 2003. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Securities Exchange Commission.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.