Form 10-Q
period 2004-03-31
WMS INDUSTRIES INC /DE/
filed 2004-05-14
CIK 350077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission file number: 1-8300

WMS INDUSTRIES INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	36-2814522 (I.R.S. Employer Identification No.)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,107,496 of common stock, $.50 par value, were outstanding at May 10, 2004, excluding 2,250,819 shares held as treasury shares.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Revenues:
Product sales	$42,653	$20,257	$98,383	$57,082
Gaming operations	21,157	21,524	63,648	70,735

Total revenues	63,810	41,781	162,031	127,817
Costs and expenses:
Cost of product sales	24,951	12,816	58,999	35,129
Cost of gaming operations	4,383	4,625	11,780	14,234
Research and development	11,857	9,949	32,339	29,339
Selling and administrative	14,776	12,925	41,856	36,452
Depreciation and amortization	6,596	6,659	19,010	20,704

Total costs and expenses	62,563	46,974	163,984	135,858

Operating income (loss)	1,247	(5,193)	(1,953)	(8,041)
Interest expense	(956)	—	(2,851)	—
Interest income, other income and expense, net	454	851	1,955	1,824

Income (loss) before income taxes	745	(4,342)	(2,849)	(6,217)
Provision (benefit) for income taxes	279	(2,394)	(1,070)	(3,092)

Net income (loss)	$466	$(1,948)	$(1,779)	$(3,125)

Net income (loss) per share of common stock:
Basic	$0.02	$(0.06)	$(0.06)	$(0.10)

Diluted	$0.02	$(0.06)	$(0.06)	$(0.10)

Shares used in per share calculations:
Basic	29,904	30,259	29,574	30,584

Diluted	30,834	30,259	29,574	30,584

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	March 31,	June 30,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,728	$99,640
Restricted cash for progressive jackpots	470	2,326
Short-term investments	55,852	58,341

	133,050	160,307
Receivables, net of allowances of $2,513 and $2,354, respectively	41,339	25,073
Notes receivable, current portion	18,580	12,033
Income tax receivable	5,779	7,722
Inventories, at lower of cost (FIFO) or market:
Raw materials and work in progress	42,806	13,937
Finished goods	13,752	15,869

	56,558	29,806
Other current assets	25,742	15,766

Total current assets	281,048	250,707
Gaming operations machines	76,851	76,283
Less accumulated depreciation	(53,233)	(48,693)

Gaming operations machines, net	23,618	27,590
Property, plant and equipment	81,591	72,986
Less accumulated depreciation	(27,955)	(22,773)

Property, plant and equipment, net	53,636	50,213
Other assets	29,083	22,466

Total assets	$387,385	$350,976

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of dollars)

	March 31,	June 30,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,302	$10,717
Accrued compensation and related benefits	5,129	3,065
Other accrued liabilities	14,355	16,009

Total current liabilities	38,786	29,791
2.75% Convertible subordinated notes due 2010	115,000	100,000
Commitments and contingencies (See note 8 and 9)
Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (100,000,000 shares authorized and 32,358,315 shares issued)	16,179	16,179
Additional paid-in capital	204,340	197,009
Retained earnings	42,179	43,958
Accumulated other comprehensive income	1,225	1,107
Unearned restricted stock (29,912 shares)	(316)	(298)
Treasury stock, at cost (2,285,644 shares and 2,882,995 shares, respectively)	(30,008)	(36,770)

Total stockholders’ equity	233,599	221,185

Total liabilities and stockholders’ equity	$387,385	$350,976

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of dollars)
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,779)	$(3,125)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	19,010	20,704
Receivables provision	159	10
Deferred income taxes	(1,070)	261
Non-cash expenses	749	485
Tax benefit from exercise of stock options	5,185	141
Non-cash write off of licensed technology	—	3,150
Decrease from changes in operating assets and liabilities	(48,827)	(6,887)

Net cash (used) provided by operating activities	(26,573)	14,739
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(8,605)	(10,192)
Additions to gaming operations machines	(9,121)	(15,591)
Net change in short-term investments	2,489	11,274

Net cash used by investing activities	(15,237)	(14,509)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from the issuance of convertible notes	15,000	—
Debt issuance costs	(743)	—
Cash received on exercise of common stock options	9,532	211
Purchase of treasury stock	(5,009)	(21,371)

Net cash provided (used) by financing activities	18,780	(21,160)
EFFECT OF EXCHANGE RATES ON CASH	118	521

Decrease in cash and cash equivalents	(22,912)	(20,409)
Cash and cash equivalents at beginning of period	99,640	31,421

Cash and cash equivalents at end of period	$76,728	$11,012

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2003.

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our consolidated financial statements, with no additional separate data maintained for product sales and gaming operations (other than the revenue and costs of revenues information included in the consolidated statement of operations and cost of gaming machines and related accumulated depreciation included in the consolidated balance sheet).

2. PRINCIPAL ACCOUNTING POLICIES

Consolidation Policy

Our condensed consolidated financial statements include the accounts of WMS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We account for our joint operating agreement with International Game Technology (IGT) for the SURVIVOR™ themed wide-area progressive (WAP) systems, for which no legal entity exists, in our consolidated financial statements by recording our proportionate share of revenues and expenses from operating activities and the full value of all of the assets we own and liabilities we owe related to this agreement. The purpose of the joint operating agreement is to combine our licensing rights and game design expertise with the proprietary WAP system of IGT. Under the agreement, we designed and marketed specified games, which were manufactured by IGT and placed in casinos on IGT’s WAP system. In January 2004, the remaining SURVIVOR WAP themed system was shut down. The total assets, total liabilities, total revenues and total expenses related to the joint operating agreement were not material to our consolidated financial statements for the periods presented.

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

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Restricted cash of $470,000 and $2.3 million at March 31, 2004 and June 30, 2003, respectively, was required for funding WAP systems jackpot payments.

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

Software Development Costs

As a result of the gaming license requirements and regulatory approvals necessary to commercialize products in our business, our products reach technological feasibility shortly before products are released to manufacturing. Accordingly, research and development costs are expensed as incurred, including software development costs. We do not incur any material software development costs after we receive regulatory approval.

We account for amounts paid to third parties for purchased or licensed software related to our technology improvement plan under Statement of Financial Accounting Standards No. 86, “ Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Under these arrangements, we have alternative future uses for purchased software related to our technology improvement plan and we generally have the right to sub-license this software to other third parties. See Note 8 of the notes to Consolidated Financial Statements.

The implementation costs of our Oracle ERP system incurred during the preliminary project stage were expensed; costs incurred during the application development stages were capitalized and costs incurred during the post-implementation / operation stage were expensed. Due to the extensive use of external consultants to minimize the burden on our internal staffing, internal resources used during the application development phases were limited and we have not capitalized internal costs.

Long-Lived Assets

Property, plant and equipment and gaming operations machines are stated at cost and depreciated using the straight-line method over their estimated useful lives. Significant replacements and improvements are capitalized. Other maintenance and repairs are expensed. The annual provision for depreciation has been computed in accordance with the following ranges of asset lives: buildings and improvements 10 to 30 years; leasehold improvements over the lease term; machinery and equipment three to eight years, gaming operations machines two years, and furniture and fixtures 10 years.

We review the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment loss is to be recognized for an asset, it is measured by comparing the carrying value to the fair value. Fair value is generally measured as the present value of estimated future cash flows.

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

Other assets include royalty and licensing advances made in connection with licensing agreements we have for the use of third party intellectual property. When the products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming device sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances are included in cost of sales if related to a product sale or cost of gaming operations if related to placement or lease of gaming operations. To the extent we determine that the products developed would not fully recover the guaranteed minimum amounts, we would record an immediate charge against earnings at the time of such determination.

Revenue Recognition

We record revenue on product sales, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the product is delivered and collectibility is reasonably assured. When multiple product deliverables are included under a sales contract, we allocate revenue to each product based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition.

Gaming operations revenues under operating type lease agreements are estimated and recognized as earned when collectibility is reasonably assured. Lease agreements are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee. WAP revenues are recognized based upon a percentage of amounts wagered, called coin-in, on each gaming machine and are recognized as earned when collectibility is reasonably assured.

Under agreements with licensees who are generally located in geographic or other markets where we are not active, we are paid royalties based upon our licensees’ purchase or placement of gaming devices with our licensed themes, artwork and other intellectual property. Royalties are recorded as earned when collectibility is reasonably assured.

Advertising Expense

The cost of advertising is charged to expense as incurred.

Research and Development Costs

As a result of the gaming license requirements and regulatory approvals necessary to commercialize products in our business, our products reach technological feasibility shortly before products are released to manufacturing. Accordingly, research and development expenditures relating to the development of new products, including improvements to existing products, are expensed as incurred.

Foreign Currency Translation

The local currency is the functional currency (primary currency in which business is conducted) for our operations in Canada, Spain, Australia and South Africa. Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of stockholders’ equity. Gains or losses resulting from transactions in other than the functional currency are reflected in net income.

Accounting for Income Taxes

We account for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

Earnings per share

The reconciliation of the numerators and denominators of the basic and diluted earnings per share was:

	Three Months Ended March 31, 2004
			Per Share
	Income	Shares	Amount
	(in thousands, except per share amounts)
Basic EPS
Earnings applicable to common stock	$466	29,904	$0.02
Effect of dilutive securities:
— options	—	900	—
— restricted stock	—	30	—

Diluted EPS
Earnings applicable to common stock	$466	30,834	$0.02

Recently Issued Accounting Standards

In December 2003, the FASB issued SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises the requirements for employers’ disclosures about pension and other postretirement benefit plans. The statement is effective for fiscal years beginning after December 15, 2003. We have two frozen defined benefit pension plans related to former businesses that we have previously accounted for as discontinued operations. We adopted SFAS No. 132 effective January 1, 2004 and such adoption did not have an impact on our disclosures as the provisions of SFAS No. 132 indicate it should not be applied to immaterial amounts.

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

The following table presents a comparison of the reported net income (loss), net income (loss) per share and compensation cost of options granted to employees to the pro forma amounts that would have been reported if stock option compensation expense had been determined using the fair value method allowed by SFAS No. 123 (in thousands of dollars, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
As Reported:
Net income (loss)	$466	$(1,948)	$(1,779)	$(3,125)

Income (loss) per share:
Basic	$0.02	$(0.06)	$(0.06)	$(0.10)
Diluted	$0.02	$(0.06)	$(0.06)	$(0.10)
Stock based employee compensation cost, net of related tax effects, included in the determination of net income (loss)	$12	$—	$238	$—

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Pro forma amounts if the fair value method had been applied to all stock compensation awards:
Pro forma net loss	$(1,006)	$(3,699)	$(8,220)	$(8,165)
Pro forma net loss per share:
Basic	$(0.03)	$(0.12)	$(0.28)	$(0.27)
Diluted	$(0.03)	$(0.12)	$(0.28)	$(0.27)
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss	$1,484	$1,751	$6,679	$5,040

The following weighted average assumptions were used to value the options in the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Risk-free interest rate	3.25%	3.25%	3.25%	3.70%
Expected life	6 years	6 years	6 years	6 years
Expected volatility	.54	.44	.54	.44
Expected dividend yield	0	0	0	0

At March 31, 2004 and 2003, the Company had approximately 3,520,000 and 3,610,000 stock options and warrants outstanding, respectively.

Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of common stock held in treasury to Mr. Louis J. Nicastro, Chairman of our Board of Directors and a non-employee director. On May 7, 2003, we purchased Mr. Nicastro’s rights to the 250,000 restricted shares for a purchase price of $14.00 per share. The diluted loss per share calculation for the three and nine months ended March 31, 2003 does not include the 250,000 shares under the restricted stock grant.

On June 11, 2003, the Board of Directors approved a grant of restricted stock of 7,478 shares to each of four officers in lieu of any cash bonuses for fiscal 2003. The restricted shares will vest on June 11, 2004, subject to the individual’s continued employment with WMS. The 29,912 shares of unearned restricted stock were not included in the computation of diluted loss per share for the nine months ended March 31, 2004.

The following summarizes the stock options exercised during the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Stock options exercised	261,062	1,500	896,451	37,046
Weighted average exercise price	$13.43	$10.06	$10.63	$5.67

For the periods presented, if WMS had recognized income, the total diluted shares outstanding would have increased based upon the hypothetical assumed exercise of stock options and warrants under the treasury stock method and, if sufficient income had been earned, the conversion of our 2.75% convertible subordinated notes. The following table describes the number of additional shares that would have been included in the total diluted shares outstanding assuming the hypothetical exercise of stock options and warrants under the treasury stock method and the conversion of our 2.75% convertible subordinated notes:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
If WMS had recognized income:
Impact of incremental stock options and warrants that would have resulted in additional diluted shares outstanding under the treasury stock method	Not applicable	143,000	856,000	186,000
If WMS had recognized income in excess of $0.084 and $0.252, respectively, per share:
Common stock issued upon conversion of the 2.75% convertible subordinated notes	5,813,953	—	5,813,953	—
Excluded anti-dilutive common stock equivalents due to the option grant price exceeding the market price for WMS common stock:
Stock options and warrants	250,000	2,628,000	667,500	2,578,000

4.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in thousands of dollars)

	Nine Months Ended
	March 31,
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$311	$305
Income tax refunds received	$1,661	$6,164
Interest paid	$1,757	$—
Investment income received	$1,136	$1,066
Schedule of Non Cash Investing Activities:
Issuance of 250,000 stock warrants to licensor	$3,905	$—
Gaming operations machines transferred to inventory	$735	$875

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and totaled net income (loss) of $399,000 and ($2.2) million for the three months ended March 31, 2004 and 2003, respectively, and totaled a loss of ($1.7) million and ($2.6) million for the nine months ended March 31, 2004 and 2003, respectively.

6. LINE OF CREDIT AND CONVERTIBLE SUBORDINATED NOTES

We are currently negotiating to renew our unused line of credit for $50.0 million under a revolving credit agreement due May 21, 2004 for a one-year term. No borrowings occurred on this line during the nine months ended March 31, 2004 or during fiscal year 2003.

In June 2003, we issued $100 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. In July 2003, we issued an additional $15 million of convertible subordinated notes under identical terms to cover an over-allotment option granted to the initial purchasers of the notes. The notes are convertible at any time into an aggregate of 5,813,953 shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2004. None of the holders have converted any of their convertible subordinated notes into our common stock.

We have no maturities of debt or sinking fund requirements through July 15, 2010.

7. STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

In January 2002, our Board of Directors authorized a $20 million plan to repurchase our common stock in open market transactions from time to time. In the nine months ended March 31, 2003, 1,022,500 shares were repurchased under this plan for $11.4 million. By July 31, 2002, this repurchase program was completed. In total, we repurchased 1,568,000 shares, or approximately 5% of the previously outstanding shares under this $20 million plan.

In September 2002, our Board of Directors authorized a twelve-month plan to repurchase up to an additional $10 million of our common stock in open market transactions. As of March 31, 2003, this repurchase plan was completed with 833,200 shares purchased for a cost of $10.0 million during the nine months ended March 31, 2003.

In April 2003, our Board of Directors authorized a new twelve-month plan to repurchase up to an additional $10 million of our common stock from time to time in open market or privately negotiated transactions. In June 2003, in conjunction with the completion of our private placement of convertible subordinated notes due 2010 to qualified institutional buyers, our Board of Directors authorized the expansion of this repurchase plan to $25 million. During the fiscal year ended June 30, 2003, we repurchased 493,200 shares for an aggregate price of $7.5 million under this plan. During the nine months ended March 31, 2004, we purchased 299,100 shares of our common stock on the open market for $5.0 million at an average price of $16.75 per share. No shares were repurchased since the September 30, 2003 quarter. This plan has now expired.

Since the initial buyback program was authorized in January 2002, we have repurchased 3,193,500 shares, or 9.9% of the previous number of shares outstanding, for a total expenditure of $42.5 million at an average price of $13.31 per share. At March 31, 2004, we had 30.1 million shares outstanding.

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

In valuing the warrants, we used the Black-Scholes model and incorporated the following assumptions: risk free rate - 4.15%; expected volatility - .54; expected life - 10 years; and expected dividend - zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the warrants issued. Other assumptions, relating to the warrant’s life, strike price and our common stock price, were determined at the date the warrants were issued. We recognize expense based on the terms of the underlying license agreement.

8. COMMITMENTS AND CONTINGENCIES

We routinely enter into license agreements with others for the use of their intellectual properties in our products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guaranteed royalty payments as well as additional contingent payments based on future events. In the September 2003 quarter, we amended licensing agreements and entered into new licensing agreements, which significantly increased our total potential royalty commitments. The total potential royalty commitments at March 31, 2004 increased to $68.9 million from $29.6 million at June 30, 2003. The total potential future royalty payments at March 31, 2004 increased to $39.0 million from $13.0 million at June 30, 2003. At March 31, 2004, we had total royalty commitments, advances and payments made, and potential, future royalty payments as follows:

	At March 31, 2004
			Total
	Guaranteed	Contingent	Potential
	Minimums	Payments	Payments
	(in thousands)
Total royalty commitments	$64,880	$4,063	$68,943
Advances and payments made	(29,929)	—	(29,929)

Future royalty payments	$34,951	$4,063	$39,014

Of the $29.9 million total advances and payments through March 31, 2004, $6.8 million has been charged to expense and the remaining $23.1 million is included in the March 31, 2004 balance sheet with $5.7 million in other current assets and $17.4 million in other assets.

As of March 31, 2004, we estimate that potential future royalty payments in each fiscal year will be as follows:

			Total
	Guaranteed	Contingent	Potential
Year Ended June 30,	Minimums	Payments	Payments
		(in thousands)
2004	$610	$2,338	$2,948
2005	5,816	1,250	7,066
2006	6,025	475	6,500
2007	4,900	—	4,900
2008	4,400	—	4,400
Thereafter	13,200	—	13,200

Total	$34,951	$4,063	$39,014

Subsequent to March 31, 2004, we entered into a new licensing agreement with contractual obligations totaling $20.0 million, due $4.0 million annually for each of the next five years. As part of our technology improvement plan, we have licensed technologies from third parties. At March 31, 2004, we had incurred guaranteed minimum payments related to such technologies aggregating $4.1 million, all of which had been paid as advances. These amounts are included in the table above. An additional $1.4 million of contingent payments may become payable based on future events. If we determine that we will not realize the value of a particular licensed technology, we will record an immediate charge against earnings at the time of such determination. If all of the contingent payments became due and all of the technologies were to have no further value to us, we would record a charge of up to $5.5 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this quarterly report on Form 10-Q, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. “Gaming operations,” as used throughout this report, includes the gaming machines that we lease, based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered, called coin-in.

OVERVIEW

Our historical product sales strength has been in the multi-line, multi-coin video product line, which, together with our VLT product, accounted for substantially all of our new product sales for the past three fiscal years. Our strategy is to become a full service gaming device provider to casinos by developing and obtaining regulatory approval for three additional product lines:

•	mechanical reel games,

•	video poker games and

•	wide-area progressive (WAP) systems.

We believe these new product lines account for approximately 75% of the typical casino slot floor and represent a significant market share growth opportunity for us.

As a result of software anomalies that were present in our legacy operating system that ran our gaming devices, in January 2002, we began to execute a technology improvement plan to first stabilize and then modernize our operating system software. Customers were apprised of this technology improvement plan and our intention to introduce our new Bluebird™ gaming cabinet and new CPU-NXT™ computer circuit board and operating system that would provide features and functionality that our existing products lacked. As a result, since January 2002, our product sales revenues have declined from levels experienced in fiscal 2000 and 2001. As we have received regulatory approvals throughout fiscal 2004 for our new CPU-NXT computer circuit board and operating system, new Bluebird cabinet and new games from each of the six North American gaming labs, our product sales revenues have increased, and we expect that they will continue to grow as we receive additional approvals. In fiscal 2005, 2006 and 2007, with all of the approvals in hand for all of our product lines, we’ll look to achieve growing market share with our new product lines: mechanical reel, video poker and wide area progressive jackpots.

Technology Improvement Plan

In the first phase of this plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 has been approved by all six of the North American gaming labs, and we were required to and completed an upgrade of our hopper game operating system to version 2.57 in four jurisdictions. Gaming Laboratories International, Inc. (GLI) has recently required us to complete an upgrade of hopper-based games to version 2.57 by August 2004. The GLI lab tests product for all of the Native American casinos and the Midwest riverboat casinos where in the aggregate we believe about 50% of our existing gaming devices are deployed. Other jurisdictions may require upgrades in the future. We are making version 2.57 available in other jurisdictions as an optional upgrade. GLI approved version 2.59, our printer upgrade version, in March 2003. The Nevada gaming authorities approved version 2.59 in September 2003. We have installed version 2.59 in several riverboat and Native American casinos, which use GLI, and will be upgrading all of our printer gaming machines installed in casinos in Nevada and GLI to version 2.59. Nevada and GLI are currently the only jurisdictions requiring all printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and we are making version 2.59 available in other approved jurisdictions as an optional upgrade.

The second phase of our technology improvement plan is to introduce our new CPU-NXT computer circuit board and operating system, and this phase of the plan continues on schedule. The commercial version of CPU-NXT was approved by GLI in September 2003 when we also received GLI approval for nine game themes on this new system. We can currently ship Bluebird hopper-based video gaming devices to customers in GLI markets, Detroit, Michigan, Mississippi, New Jersey, and Nevada. We can ship Bluebird gaming devices using each of the ticket-in-ticket-out printer systems to customers in GLI markets, Detroit, Michigan casinos, Mississippi and for the Acres and Quickets ticket-in-ticket-out systems to customers in Nevada and the ACSC and EZ Pay ticket-in-ticket-out systems in New Jersey. During the third quarter, we shipped our first Bluebird video games to customers in Nevada and Detroit, Michigan. We expect to receive approvals for the SDS e-Ticket ticket-in-ticket-out system in New Jersey by June 30th, along with the start of the field trial for CPU-NXT, Bluebird and ticket-in-ticket-out technology in

Ontario. We still have several hardware peripheral options, such as alternative coin handling, printing and bill accepting equipment for which we also expect to receive approvals by June 30th.

We are evaluating specifications and requirements for an even more advanced gaming system that will be developed during the third phase of the technology improvement plan. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate resources to this longer-term effort.

Bluebird and CPU-NXT Commercialization

Our focus in the near term is to refresh our existing installed base of more than 50,000 video gaming devices in casinos through either replacement with Bluebird video gaming devices or through CPU-NXT upgrade kits. We received approval from GLI for the marketable version of the Bluebird video cabinet at the end of November 2003. We have now completed lab testing in the other five North American gaming labs. In Nevada and Ontario, we need to complete a field trial for ticket-in ticket-out printer devices. In Ontario we also have to complete a field trial for the CPU-NXT operating system and Bluebird cabinet, which is being conducted concurrently with the field trial for the ticket-in ticket-out printer devices. Each jurisdictional approval of the CPU-NXT operating system also allows us to submit new games designed for use with that system to the regulators for approval, which enables us to sell and ship additional CPU-NXT upgrade kits. We still have several hardware peripheral options, such as alternative coin handling, printing and bill accepting equipment that we are in the midst of receiving approvals for. We expect to complete substantially all of these field trials and receive regulatory approvals by June 30, 2004.

Customer acceptance of Bluebird video gaming devices and our new game themes continues to appear very favorable. Since we started selling Bluebird video gaming devices in September 2003, we have executed corporate agreements or issued sales orders for 16,152 Bluebird video gaming devices and CPU-NXT kits, addressing roughly one-third of the 50,000 plus WMS legacy video gaming devices in casinos. Through March 31, 2004, 4,705 of these orders had been shipped, or approximately 9% of the 50,000 WMS legacy gaming devices. These agreements are with multi-jurisdictional casino operators such as Harrah’s, Argosy, Ameristar, Boyd, Caesar’s, Stations, Majestic Star, Pinnacle, Aztar, Mandalay Bay and Isle of Capri, along with a number of tribal and individual casino properties. We expect order levels to continue at a strong pace now that the first Bluebird video gaming devices and new games are generating strong performance data, and we have additional jurisdictional approvals. We also expect strength in game conversion revenues over the next several months as operators see the value and performance benefits of our CPU-NXT upgrade kits and printer upgrades.

Product Line Expansion Plan

In January 2004, we received Nevada regulatory approval for our new mechanical reel product and three new game themes: two wide area progressive system game themes and one “for sale” game theme. We received GLI approval for our mechanical reel product and three new game themes in March 2004. For our new mechanical reel product line, we have completed regulatory testing for the operating system and the modifications for the Bluebird gaming cabinet in all six of the North American gaming labs. After receiving customer feedback, we have, however, delayed the launch of this product line until the September 2004 quarter in order to be able to offer nine initial game themes at once. We believe it is prudent for us to cluster nine new titles together to successfully launch this important new product line. We expect to complete field trials of the ticket-in-ticket-out systems on the mechanical reel spinning product in time for this important product launch.

For our new poker products, our first poker game, 3 WAY ACTION™, has been submitted to GLI and we expect to receive approval in early July so we can ship product to customers in GLI territories in the September 2004 quarter.

The field trials of our wide-area progressive (WAP) system began the first week of February 2004 in Nevada and the last week of March 2004 for the Native American WAP link in GLI territories. We recently received Nevada Gaming Control Board approval for our WAP system and are on the agenda later this month to obtain approval from the Nevada Gaming Commission. We expect to launch the product in Nevada in late May 2004, one month earlier than our original expectation. We continue to expect to receive GLI approval for our new progressive jackpot system in June 2004 with a product launch in GLI territories in July 2004.

Brand Licenses

During the September 2003 quarter, we extended our agreement with Hasbro, Inc. for the use of their MONOPOLY® brand through calendar year 2011. We launched one new MONOPOLY™ themed participation game in the March 2004 quarter and expect to introduce another new MONOPOLY themed participation game by June 2004 and to launch our proprietary WAP systems featuring the MONOPOLY Money™ progressive jackpot in June 2004.

In the March 2004 quarter, we launched the fourth game in the HOLLYWOOD SQUARES™ themed series of participation games called Tour of Stars™. In September 2003, we announced our agreement with Sony Pictures Consumer Products to develop, market and distribute MEN IN BLACK™ branded games. We plan to introduce this new series of participation games in our new Bluebird cabinet beginning later in our June 2004 quarter. We also plan to launch MATCH GAME™ in our new Bluebird cabinet later in the June 2004 quarter. MATCH GAME will be the first game in our new Classic TV Game Show™ series of participation games. In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL® that we intend to develop as a wide-area progressive game.

Class II Gaming

With respect to Class II gaming, we continue to evaluate what is in the best long-term interest of our stockholders. With the popularity of our game library and Bluebird cabinet, we are fortunate to have many alternatives to pursue this market. In the meantime, we continue to actively participate in the Class II market through content licensing and OEM manufacturing with the two largest Class II providers. We continue to monitor activity as we finalize our long-term strategy for this growing market.

CRITICAL ACCOUNTING POLICIES

During the quarter ended December 31, 2003, we added revenue recognition as a new critical accounting policy, in addition to those policies reported in our Annual Report on Form 10-K for the year ended June 30, 2003. We have not made any changes in the application of this or any other policy.

The application of revenue recognition policies has become more critical due to the variety of product sales contracts that we now use. We record revenue on product sales, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the product is delivered and collectibility is reasonably assured. When multiple product deliverables are included under a sales contract, we allocate revenue to each product based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition.

Gaming operations revenues under operating type lease agreements are estimated and recognized as earned when collectibility is reasonably assured. Lease agreements are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee. WAP revenues are recognized based upon a percentage of amounts wagered, called coin-in, on each gaming machine and are recognized as earned when collectibility is reasonably assured.

Under agreements with licensees who are generally located in geographic or operate in other markets where we are not active, we are paid royalties based upon our licensees’ purchase or placement of gaming devices with our licensed themes, artwork and other intellectual property. Royalties are recorded as earned when collectibility is reasonably assured.

The application of this policy affects the level of our sales revenue, cost of product sold, accounts receivable, deferred revenue and accrued expenses.

During the quarter ended March 31, 2004, we added income tax accounting as a new critical accounting policy, in addition to those policies reported in our Annual Report on Form 10-K for the year ended June 30, 2003. We have not made any changes in the application of this or any other policy.

We account for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

At June 30, 2003, we had $1.2 million of research and development tax credit carry-forwards expiring from 2021 through 2023, $1.3 million of foreign tax credit carry-forwards expiring from 2006 through 2008, $22.1 million of state operating loss carry-forwards expiring from 2008 through 2018, and $3.8 million of federal operating loss carry-forwards expiring in 2023.

At March 31, 2004 and June 30, 2003, we believe it is more likely than not that we will realize the benefit of these net deferred tax assets, including the net operating loss carry-forwards and research and development tax credit carry-forwards. Accordingly, we believe that no valuation allowance is required for the deferred tax assets. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. However, such valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

The application of this policy affects the level of our tax expense, current income tax receivables and liabilities, and current and non-current deferred tax assets and liabilities.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines. Our obligations under these arrangements and under our convertible subordinated notes at March 31, 2004, were as follows:

	Payment Due by Period (in thousands)
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Leases	$4,447	$1,149	$1,571	$742	$985
Royalty Payments	34,951	610	11,841	9,300	13,200
Convertible Subordinated Notes	115,000	—	—	—	115,000
Other, Including Guaranteed Minimum Employment Agreements	9,020	1,463	7,557	—	—

Total	$163,418	$3,222	$20,969	$10,042	$129,185

The total potential royalty commitments, including payments already made and those contingent upon future events, increased from $13.0 million at June 30, 2003 to $39.0 million at March 31, 2004 due to new and amended brand licensing agreements. Potential royalty commitments could continue to increase in the future as we enter into new brand licensing agreements. Subsequent to March 31, 2004, we entered into a new licensing agreement with contractual obligations totaling $20.0 million, due as follows: $4.0 million less than 1 year, $8.0 million 1-3 years, $8.0 million 3-5 years.

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options and restricted stock to our employees, officers, directors and consultants and warrants to a licensor, and we have issued convertible subordinated notes. We do not currently have any significant firm purchase commitments for raw material inventory.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,	June 30,	Increase
(in thousands of dollars)	2004	2003	(Decrease)
Total cash and short-term investments	$133,050	$160,307	$(27,257)
Total current assets	281,048	250,707	30,341
Total assets	387,385	350,976	36,409
Total current liabilities	38,786	29,791	8,995
Long-term debt	115,000	100,000	15,000
Stockholders’ equity	233,599	221,185	12,414
Net working capital	242,262	220,916	21,346

     Our current sources of liquidity for the nine months ended March 31, 2004 were:

•	Existing cash, cash equivalents and short-term investments,

•	$15 million cash received from the issuance of additional 2.75% convertible subordinated notes in July 2003,

•	Non-cash expenses of $18.8 million more than offsetting our net loss of $1.8 million, and

•	Proceeds from stock option exercises of $9.5 million, excluding related tax related benefits.

We believe that cash and cash equivalents and short-term investments of $133.1 million at March 31, 2004, inclusive of $470,000 of restricted cash, will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, and the levels of inventories and receivables required in the operation of our business. For the next twelve months, we do not expect to be dependent on cash flow from operations and we do not expect to borrow any money under our revolving credit line. In fiscal 2005, 2006 and 2007 we expect cash flow from operations to increase significantly as we grow market share in our new product lines: mechanical reel, poker and wide area progressive systems. We do not believe we will need to raise additional capital in the short-term or long-term, however we will assess market opportunities as they arise.

We are currently negotiating to renew our unused line of credit for $50.0 million under a revolving credit agreement due May 21, 2004 for a one-year term. We did not borrow any amounts on this line during the nine months ended March 31, 2004 or during fiscal year 2003.

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

During the nine months ended March 31, 2004, our net working capital increased primarily due to proceeds received from the issuance of $15.0 million of additional convertible subordinated notes in July 2003. Accounts and notes receivable, net, increased by $21.9 million due to higher new unit sales levels during the nine months ended March 31, 2004. Inventory at March 31, 2004 increased by $27.5 million due to higher levels of raw materials as we prepared for an increasing volume of business. Royalty advances increased by $6.0 million due to new technology and brand license agreements we entered into or amended during the nine months ended March 31, 2004. Income tax receivables decreased by $1.9 million primarily due to receipt of prior year tax refunds. Current liabilities increased by $9.0 million due to higher accounts payable reflecting higher inventory levels, partially offset by our payment to Midway Games Inc. of a $4.0 million advance. We have not experienced significant bad debt expense in any of the periods presented. We expect to continue to invest in working capital through fiscal 2005 and 2006 albeit at a slower pace than we have experienced in the nine months ended March 31, 2004.

Due to our operating loss in fiscal 2003, we have recorded $5.8 million and $7.7 million of current income tax receivables on our balance sheets as of March 31, 2004 and at June 30, 2003, respectively. This tax receivable is based on our ability to receive tax refunds from applying our fiscal 2003 tax loss against prior years’ income and for refunds of tax payments made in fiscal 2003.

We also have $16.8 million of deferred tax assets on our balance sheet as of March 31, 2004, an increase of $7.6 million from June 30, 2003. These represent taxable temporary differences expected to reverse in future years, and tax credits and tax operating losses generated in fiscal 2003 and in the nine months ended March 31, 2004, that can be claimed on future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. On this basis, we have not provided any valuation allowance related to realizability of such assets as of March 31, 2004. However, such valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

We have no material commitments for capital expenditures at March 31, 2004. We utilize financing arrangements for operating leases of regional office facilities and for some equipment. We have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. Our total potential royalty commitments, including payments contingent upon future events, increased from $29.6 million at June 30, 2003 to $68.9 million at March 31, 2004, of which $29.9 million has been paid. Please refer to the table under “Off-Balance Sheet Arrangements and Contractual Obligations” above and Note 8 to our Condensed Consolidated Financial Statements in Item 1 above.

In June 2003, we issued $100 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. In July 2003, we issued an additional $15 million of convertible subordinated notes under identical terms to cover an over-allotment option granted to the initial purchasers of the notes. The notes are convertible at any time into an aggregate of 5,813,953 shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year aggregating $3.2 million annually, which commenced on January 15, 2004. Conversion of 2.75% convertible subordinated notes into shares of common stock would reduce our annual interest expense. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock.

Capital Resources

The following table summarizes our sources and uses of cash for the periods shown (in thousands of dollars):

	For the Nine Month Period
	Ended
	March 31,		Increase
	2004	2003	(Decrease)
Cash provided (used) by:
Operating activities	$(26,573)	$14,739	$(41,312)
Investing activities	(15,237)	(14,509)	(728)
Financing activities	18,780	(21,160)	39,940
Effect of exchange rates on cash	118	521	(403)

Decrease in cash and cash equivalents	$(22,912)	$(20,409)	$(2,503)

Cash used by operating activities was $26.6 million for the nine months ended March 31, 2004, as compared to cash provided of $14.7 million for the nine months ended March 31, 2003. The current period decrease relative to the comparable prior year period was due to $48.8 million of cash invested in operating assets and liabilities due to growth of our business, compared to $6.9 million of cash invested in operating assets and liabilities in the nine months ended March 31, 2003. Depreciation expense provided $19.0 million of cash to operations for the nine months ended March 31, 2004, as compared to $20.7 million for the nine months ended March 31, 2003. We anticipate cash to be provided by operations over the next twelve months, due to anticipated higher revenues from increased new unit sales, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the execution of the re-emergence plan. In addition, we expect in fiscal 2005 and fiscal 2006 that our cash invested in operating assets and liabilities will not continue to increase at the rate experienced in the nine months ended March 31, 2004.

Components of the $48.8 million and $6.9 million invested in operating assets and liabilities for the nine month periods ended March 31, 2004 and 2003, respectively, are as follows: (in thousands of dollars)

	For the Nine Month Period
	Ended
	March 31,		Increase
	2004	2003	(Decrease)
Changes in Operating Assets and Liabilities:
Decrease (increase) in operating assets:
Accounts and notes receivable	$(21,878)	$(650)	$(21,228)
Raw material and finished goods inventories	(27,487)	1,026	(28,513)
Income tax receivable	1,943	2,024	(81)
All other operating assets	(10,400)	(11,265)	865
Increase in operating liabilities:
Current liabilities	8,995	1,978	7,017

Net (increase) in operating assets and liabilities	$(48,827)	$(6,887)	$(41,940)

For the nine months ended March 31, 2004, the increase in accounts and notes receivable reflects an increasing trend in new unit sales, while raw material inventories increased $26.9 million as we prepared for an increased volume of business. The decrease in income tax receivable was primarily due to receipt of prior year tax refunds. The increase in all other operating assets is due to $6.0 million of royalty advances for new technology and brand license agreements entered into or amended during the current nine months ended March 2004. The increase of current liabilities is due to higher accounts payable reflecting higher inventory levels, partially offset by our payment to Midway Games Inc. of a $4.0 million tax advance.

For the nine months ended March 31, 2003, the cash invested in all other operating assets was primarily due to an $11.1 million increase in long-term royalty advances. The increase in royalty advances was due to new and amended technology and brand license agreements entered into during the nine months ended March 31, 2003. The reduction of current liabilities was due to a lower level of business. The decrease in income taxes receivable was due to receipt of prior years refunds. The decrease in inventories reflects lower sales levels and activity during the period.

Cash used by investing activities was $15.2 million and $14.5 million for the nine months ended March 31, 2004 and 2003, respectively. Cash used for the purchase of property, plant and equipment for the nine months ended March 31, 2004 was $8.6 million compared with $10.2 million for the comparable prior year period. Presently, we do not anticipate any significant changes in the general trend of our capital expenditures for property plant and equipment in fiscal years ending June 30, 2005, 2006 or 2007. Cash used for additions to gaming operation machines was $9.1 million and $15.6 million for the nine months ended March 31, 2004 and 2003, respectively. The current period investment in gaming operation machines is lower because we have delayed investment until we receive regulatory approval for new participation games installed in our new Bluebird cabinet. We expect this investment to increase starting in the June 2004 quarter and continue for the fiscal years ending June 30, 2005, 2006 and 2007 as we roll out new participation games installed in our Bluebird cabinet. Net cash of $2.5 million was provided by the redemption of short-term investments for the nine months ended March 31, 2004, compared to $11.3 million provided by the redemption of such investments in the comparable prior year period. Presently, we do not anticipate any significant changes in the general trend of the redemption of investments during the fiscal years ending June 30, 2005, 2006 and 2007.

Cash provided by financing activities was $18.8 million for the nine months ended March 31, 2004 compared with cash used of $21.2 million for the comparable prior year period. We received net cash of $14.3 million in July 2003 from the exercise of the over-allotment option relating to our convertible subordinated notes. We also received $9.5 million and $0.2 million from the exercise of stock options in the nine months ended March 31, 2004 and 2003, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the strike price of vested options.

In the nine months ended March 31, 2004, we repurchased 299,100 shares of our common stock for an aggregate price of $5.0 million, all of which was purchased in the quarter ended September 30, 2003. Since the inception of our common stock repurchase programs in January 2002 through March 31, 2004, we purchased 3,193,500 or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million, or $13.31 per share. At March 31, 2004, we had $12.5 million remaining on the twelve month, $25 million share buyback program approved by our Board of Directors in April 2003 and expanded in June 2003. This program expired in April 2004.

During the nine months ended March 31, 2003, we purchased $21.4 million of our common stock for treasury. We completed our twelve-month, $20 million common stock share repurchase program authorized by our Board of Directors in January 2002. In September 2002, our Board of Directors authorized an additional twelve-month, $10 million common stock share repurchase program. During the nine months ended March 31, 2003, we repurchased 1,022,500 shares for an aggregate price of $11.4 million in completing the $20 million program, and repurchased 833,200 shares for an aggregate price of $10 million under the $10 million program.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

Revenues, Gross Margins and Key Performance Indicators (in thousands of dollars, except unit data):

	Three Months Ended
	March 31,		Increase
	2004	2003	(Decrease)	% Change
Product Sales:
New unit sales revenue	$34,526	$12,944	$21,582	166.7%
Parts, used games, conversions and OEM revenue	8,127	7,313	814	11.1

Total product sales revenue	$42,653	$20,257	$22,396	110.6

Total new units sold	3,926	1,601	2,325	145.2
Average sales price per new unit	$8,794	$8,085	$709	8.8
Total OEM units sold	1,000	500	500	100.0
Gross profit on product sales revenue	$17,702	$7,441	$10,261	137.9
Gross margin on product sales revenue	41.5%	36.7%	4.8%	13.1
Gaming Operations Revenues:
Total gaming operations revenue	$21,157	$21,524	$(367)	(1.7)

Average installed base	4,202	5,336	(1,134)	(21.3)
Installed base at period end	4,216	5,300	(1,084)	(20.5)
Net revenue per day per machine	$37.87	$37.10	$0.77	2.1
Gross profit on gaming operations revenue	$16,774	$16,899	$(125)	(0.7)
Gross margin on gaming operations revenue	79.3%	78.5%	0.8%	1.0
Total Revenues	$63,810	$41,781	$22,029	52.7

Total Gross Profit	$34,476	$24,340	$10,136	41.6

Total Gross Margin	54.0%	58.3%	(4.3)%	(7.4)%

The increase in total revenues in the March 2004 quarter compared to the March 2003 quarter was due to $21.6 million in higher new gaming machine sales and a $814,000 increase in parts, used games, conversion and OEM revenues, partially offset by a $367,000 reduction in gaming operations revenues.

New unit sales increased by 145% to 3,926 units as we shipped our new Bluebird video gaming devices to additional jurisdictions after receiving additional regulatory approvals and as we offered a higher number of new game themes. In the March 2004 quarter, revenues from parts, used games, conversions and OEM revenues increased 11.1% compared to the prior year quarter due to an increase of 500 units sold under OEM agreements in the current quarter, and higher levels of game conversion revenues as we received approvals over the last several months to sell our new games and conversion kits with the CPU-NXT operating system. The average sales price per new unit increased 8.8% as higher priced Bluebird units more than offset lower priced video lottery terminal sales during the March 2004 quarter. We expect continued growth in the average selling price over the next two quarters, as the percentage of Bluebird units sold becomes a higher percentage of our overall sales mix.

The average installed base of participation gaming devices decreased to 4,202 units in the March 2004 quarter from 5,336 units in the March 2003 quarter, while the net revenue per day increased by $0.77 per day from the prior year quarter to $37.87 per day as we continued to refresh the installed base with new games. The installed base declined from the March 2003 quarter due to the fact that our legacy operating system does not support dual port cashless gaming technology, and the performance of certain of our older participation series has decreased. In January 2004, the last SURVIVOR themed wide area progressive jackpot was terminated. We expect growth in our installed base of participation games when we begin to install two new participation series, complete with cashless technology – MEN IN BLACK and MATCH GAME™ on our new Bluebird cabinet later in the June 2004 quarter coupled with the late May 2004 launch of our first wide area progressive games in Nevada, subject to regulatory approval.

Gaming operations revenues benefited from a 338% increase in royalty revenues in the March 2004 quarter from the March 2003 quarter, primarily due to our licensees increased purchases or placement of WMS games.

Total gross profit increased to $34.5 million for the March 2004 quarter from $24.3 million in the March 2003 quarter while total gross margin was 54% in the March 2004 quarter compared to 58% in the March 2003 quarter. Higher margin gaming operations revenues were only 33% of total revenues in the March 2004 quarter, compared to 52% in the March 2003 quarter due to the increase of product sales revenue in the current year quarter and an overall decline of gaming operations revenues. The gross margin on product sales was 42% for the March 2004 quarter, up from 37% in the prior year quarter, reflecting higher margin on the mix of products sold. We expect that the gross margin on the Bluebird gaming devices will improve as production volume increases because we should be able to obtain larger volume discounts from our suppliers, and we anticipate the cost of electrical components will decrease over time. The gross profit margin on gaming operations remained at 79% in the March 2004 quarter compared to 79% in the prior year quarter, as an increase in the average net revenue per day and higher royalties received from licensees was offset by higher royalty rates payable to licensors.

Operating Expenses (in thousands of dollars):

	Three Months Ended
	March 31,
	2004		2003
		As % of		As % of	Increase
	$	Revenue	$	Revenue	(Decrease)	% Change
Research and development	$11,857	18.6%	$9,949	23.8%	$1,908	19.2%
Selling and administrative	14,776	23.2	12,925	30.9	1,851	14.3
Depreciation and amortization	6,596	10.3	6,659	16.0	(63)	(0.9)

	$33,229	52.1%	$29,533	70.7%	$3,696	12.5%

Research and development expenses increased $1.9 million, or 19% to $11.9 million in the March 2004 quarter compared to $9.9 million in the prior year quarter, due to ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings. With higher regulatory approval costs and a greater number of product lines and game theme offerings planned throughout fiscal 2004, we expect quarterly research and development expenses to continue to exceed levels in the comparable prior year quarters.

Selling and administrative expenses increased $1.9 million, or 14%, to $14.8 million in the March 2004 quarter compared to $12.9 million in the March 2003 quarter, due to the ongoing execution of our re-emergence plan. We expect that selling and administration expenses will increase as we continue to commercialize the CPU-NXT operating system and Bluebird cabinet, and continue our product line expansion efforts.

Depreciation and amortization expense decreased by $63,000, as the level of investment in gaming devices for gaming operations has been lower than in prior quarters as we await regulatory approvals for new games on Bluebird cabinets. We expect such investment to increase starting in the June 2004 quarter as we prepare for the initial rollout of new participation games installed in our new Bluebird cabinet.

We generated operating income of $1.2 million in the March 2004 quarter, compared to an operating loss of $5.2 million in the March 2003 quarter. The improved operating performance in the fiscal 2004 third quarter resulted from the $10.1 million increase in gross profit and a decrease of $63,000 in depreciation and amortization expenses, partially offset by a $1.9 million increase in research and development expenses and $1.9 million increase in selling and administrative expenses.

We incurred interest expense of $956,000 in the March 2004 quarter related to our 2.75% convertible subordinated notes issued in Summer 2003. This was partially offset by $454,000 of other income, primarily interest and investment income earned on cash and short-term investments, which at March 31, 2004 amounted to $133.1 million. Due to the issuance of our 2.75% convertible subordinated notes, interest expense will increase in comparison to prior year’s quarter for the June 2004 quarter.

The benefit for income taxes, which includes both current and deferred taxes, is based on our annual estimated effective tax rate of 37.5%, due to higher expected foreign income in 2004. The effective income tax rate for the March 2003 quarter was 55.1% reflecting a benefit of $665,000 from a reduction in prior year taxes, which were less than amounts previously provided.

Net income was $466,000 or $0.02 per diluted share for the current quarter compared to net loss of $1.9 million, or $0.06 per diluted share, for the prior year quarter.

NINE MONTHS ENDED MARCH 31, 2004 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2003

Revenues, Gross Margins and Key Performance Indicators (in thousands of dollars, except unit data):

	Nine Months Ended
	March 31,		Increase
	2004	2003	(Decrease)	% Change
Product Sales:
New unit sales revenue	$77,124	$36,292	$40,832	112.5%
Parts, used games, conversions, and OEM revenue	21,259	20,790	469	2.3

Total product sales revenue	$98,383	$57,082	$41,301	72.4

Total new units sold	9,019	4,406	4,613	104.7
Average sales price per new unit	$8,551	$8,237	$314	3.8
Total OEM units sold	1,000	1,000	—	—
Gross profit on product sales revenue	$39,384	$21,953	$17,431	79.4
Gross margin on product sales revenue	40.0%	38.5%	1.5%	3.9
Gaming Operations Revenues:
Total gaming operations revenues	$63,648	$70,735	$(7,087)	(10.0)

Average installed base	4,535	5,658	(1,123)	(19.8)
Installed base at period end	4,216	5,300	(1,084)	(20.5)
Net revenue per day per machine	$39.09	$38.51	$0.58	1.5
Gross profit on gaming operations revenue	$51,868	$56,501	$(4,633)	(8.2)
Gross margin on gaming operations revenue	81.5%	79.9%	1.6%	2.0
Total Revenues	$162,031	$127,817	$34,214	26.8

Total Gross Profit	$91,252	$78,454	$12,798	16.3

Total Gross Margin	56.3%	61.4%	(5.1)%	(8.3)%

The increase in total revenues was due to $40.8 million in higher new gaming machine sales and a $469,000 increase in parts, used games, conversion and OEM revenues, partially offset by a $7.1 million reduction in gaming operations revenues.

New unit sales in the March 2004 nine-month period increased by 105% to 9,019 units as we shipped our new Bluebird video gaming devices after receiving regulatory approvals from GLI in November 2003 and as we offered a higher number of new game themes. Revenues from parts, used games, conversions and OEM revenues increased 2.3% compared to the prior nine-month period due to higher levels of game conversion kits sold as we began to receive new game theme approvals over the last several months.

The average installed base of participation gaming devices decreased to 4,535 units in the March 2004 nine-month period from 5,658 units in the March 2003 nine-month period, while the net revenue per day increased by $0.58 per day from the prior year nine-month period to $39.09 per day as we began to refresh the installed base with new games. The installed base declined from the March 2003 nine-month period due to the fact that our legacy operating system does not support dual port cashless gaming technology, and the performance of certain of our older series has decreased. In January 2004, the last SURVIVOR wide area progressive jackpot was terminated. We expect growth in our installed base of participation games when we begin to install two new participation series, complete with cashless technology – MEN IN BLACK and MATCH GAME on our new Bluebird cabinet later in the June 2004 quarter coupled with the May 2004 launch of our first wide area progressive games in Nevada, subject to regulatory approval. Gaming operations revenues benefited from a 174% increase in royalty revenues in the March 2004 nine-month period from the March 2003 nine-month period, primarily due to our licensees increased placement of WMS games.

Total gross profit increased by $12.8 million to $91.3 million for the March 2004 nine-month period from $78.5 million in the March 2003 nine-month period while total gross margin was 56% in the March nine-month period compared to 61% in the March 2003 nine-month period. Higher margin gaming operations revenues were only 39% of total revenues in the March 2004 nine-month period, compared to 55% in the March 2003 nine-month period due to the increase of product sales revenue in the current year nine-month period and an overall decline of gaming operations revenues. We expect that the gross margin on the Bluebird gaming devices will improve as production volume increases because we should be able to obtain larger volume discounts from our suppliers, and we anticipate the cost of electrical components will decrease over time.

The gross margin on product sales was 40% and 38% for the March 2004 and March 2003 nine-month periods, respectively. The gross margin on gaming operations was 81% in the March 2004 nine-month period compared to 80% in the prior year nine-month period, due to an increase in the average net revenue per day, higher royalties received from licensees and the sale of RAPID ROULETTE™ assets previously fully reserved, partially offset by higher royalty rates payable to licensors.

Operating Expenses (in thousands of dollars):

	Nine Months Ended
	March 31,
	2004		2003
		As % of		As % of	Increase
	$	Revenue	$	Revenue	(Decrease)	% Change
Research and development	$32,339	20.0%	$29,339	23.0%	$3,000	10.2%
Selling and administrative	41,856	25.8	36,452	28.5	5,404	14.8
Depreciation and amortization	19,010	11.7	20,704	16.2	(1,694)	(8.2)

	$93,205	57.5%	$86,495	67.7%	$6,710	7.8

Research and development expenses increased $3.0 million, or 10%, to $32.3 million in the March 2004 nine-month period compared to $29.3 million in the prior year nine-month period, which included a $2.8 million write-off of an operating system license. Excluding this write-off, research and development expenses increased in the March 2004 nine-month period by $5.8 million due to ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings. With higher regulatory approval costs and a greater number of product lines and game theme offerings planned, we expect quarterly research and development expenses to continue to exceed levels in the comparable prior year quarters.

Selling and administrative expenses increased $5.4 million, or 15%, to $41.9 million in the March 2004 nine-month period compared to $36.5 million in the March 2003 nine-month period, due to the ongoing execution of our re-emergence plan and the implementation of an Oracle ERP system. We expect that selling and administration expenses will increase as we continue to commercialize the CPU-NXT operating system and Bluebird cabinet, and continue our product line expansion efforts.

Depreciation and amortization expense decreased by $1.7 million, as the level of investment in gaming devices for gaming operations has been lower than in prior comparable periods. We expect this investment to increase starting in the June 2004 quarter as we prepare for the initial rollout of new participation games installed in our new Bluebird cabinet.

We incurred an operating loss of $2.0 million in the March 2004 nine-month period, compared to an operating loss of $8.0 million in the March 2003 nine-month period. The improved operating performance in the fiscal 2004 nine-month period resulted from the $12.8 million increase in gross profit and the decrease of $1.7 million in depreciation and amortization expenses, partially offset by the $3.0 million increase in research and development expenses and the $5.4 million increase in selling and administrative expenses described above.

We incurred interest expense of $2.9 million in the March 2004 nine-month period related to our 2.75% convertible subordinated notes issued in Summer 2003. This amount was partially offset by $2.0 million of other income, primarily interest and investment income earned on cash and short-term investments, which at March 31, 2004 amounted to $133.1 million. Due to the issuance of our 2.75% convertible subordinated notes, interest expense will increase in comparison to prior year’s quarter for the June 2004 quarter.

The benefit for income taxes, which includes both current and deferred taxes, is based on our annual estimated effective tax rate of 37.5%, due to higher expected foreign income in 2004. The effective income tax rate for the March 2003 nine month period was 49.7% reflecting a benefit of $665,000 from a reduction in prior year taxes, which were less than amounts previously provided.

Net loss was $1.8 million or $0.06 per diluted share for the current year nine-month period compared to a net loss of $3.1 million, or $0.10 per diluted share, for the prior year nine-month period.

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

Factors which could cause our actual results to differ from expectations include:

•	a delay or refusal by regulators to approve our new gaming platforms, cabinet designs, game themes and related hardware and software;

•	a failure to obtain and maintain our gaming licenses and regulatory approvals;

•	an inability to introduce in a timely manner new games themes and gaming machines or product lines that achieve and maintain market acceptance;

•	a software anomaly or fraudulent manipulation by third parties of our gaming machines and software;

•	a failure to obtain the right to use, or an inability to adapt to the rapid development of new technologies; and

•	an infringement claim seeking to restrict our use of material technologies.

These factors and other factors that could cause our actual results to differ from expectations are more fully described under “Item 1. Business – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2003.

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

SURVIVOR is a trademark of Survivor Productions LLC.

HOLLYWOOD SQUARES is a trademark of King World Productions Inc.

MATCH GAME is a trademark of FremantleMedia Operations BV. Licensed by FremantleMedia Licensing Worldwide.

RAPID ROULETTE is a trademark of Stargames Corporation Limited and Crown Limited.

CPU-NXT, Bluebird, Classic TV Game Show and Tour of Stars are trademarks of WMS Gaming Inc. All rights reserved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with equity price, interest rate and foreign currency fluctuations. We do not currently hedge any of these risks, or utilize financial instruments for trading or other speculative purposes, because we do not view these risks as material.

Interest Rate Risk

We have no exposure to interest rate risk from our 2.75% convertible subordinated notes, but we have exposure to interest rate risk from our short-term line of credit. The notes bear interest at a fixed rate and the short-term line of credit bears interest at a variable rate. We have not borrowed any amount under our short-term line of credit.

Equity Price Risk

As of March 31, 2004, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% with a fair value of $166.3 million due to the increase in the market value of our common stock underlying the conversion provisions. Using a discounted cash flow model, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $3.7 million, assuming our stock price is held constant. This change in fair value would have no effect on our cash flows or future results of operations. The fair value of our convertible fixed-rate debt will fluctuate with changes in the price of our common stock. Based on the number of shares underlying our convertible debt, we currently estimate that a 10% change in our stock price, assuming the prevailing market interest rates are held constant, would impact the fair value of our convertible fixed rate debt by approximately $14.8 million. This change in fair value would have no effect on our cash flows or future results of operations.

Foreign Currency Risk

During the quarter ended March 31, 2004, we had no changes in our foreign currency risk.

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

As a part of the ongoing implementation of an Oracle ERP system, we have updated our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. There have not been any other changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect internal controls over financial reporting as of the end of the period covered by this report.

PART II

OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 10, 2004, the Board of Directors voted by unanimous consent to amend and restate our Company’s By-laws. Prior to this action, our By-laws had not been amended since June 26, 1996. The Board determined that it was in the best interest of our Company to adopt the Amended and Restated By-laws to establish certain procedures relating to our stockholder meetings, clarify certain rights of our officers and directors and to reflect changes in the Delaware General Corporation Law. The Amended and Restated By-laws have been filed as an exhibit to this quarterly report. Material changes to the By-laws are outlined below:

Meetings of Stockholders

Special Meetings. Under our 1996 By-laws, special meetings of stockholders could be called by our Board of Directors, President or upon the written request of the holders of a majority of the outstanding shares of our voting stock. Under our Amended and Restated By-laws, special meetings of stockholders may only be called by our Board of Directors, Chairman of the Board or Chief Executive Officer.

Conduct of Meetings. Our Amended and Restated By-laws contain an additional provision that provides a framework for the conduct of our stockholder meetings including establishing agendas, maintaining order and determining items that are properly brought before the stockholders. The Board of Directors believes that the Amended and Restated By-laws provision will more clearly provide for the orderly conduct of meetings of stockholders.

Advance Notice of Stockholder Nominations and Proposals. The Amended and Restated By-laws require that our stockholders submit director nominations and other business to be considered at meetings of stockholders in accordance with a specific advance notice procedure. No such procedure was contained in our By-laws. The Amended and Restated By-laws provide a detailed notice procedure with regard to the nomination of candidates for election as directors other than by or at the direction of the Board at meetings of stockholders and with regard to stockholder proposals to be brought before an annual meeting of stockholders. Our Amended and Restated By-Laws provide that only persons who are nominated by or at the direction of the Board, or by a stockholder who has given timely prior written notice to our Corporate Secretary prior to the meeting at which directors are to be elected, will be eligible for election as directors. Our Amended and Restated By-Laws provide that stockholder proposals must be submitted in writing in a timely manner in order to be considered at any annual meeting.

To be timely, notice for nominations or stockholder proposals for annual meetings of stockholders must be received not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, notice by a stockholder must be delivered not earlier than the 120th day prior to an annual meeting and not later than the 10th day following the day on which we first publicly announce the date of the meeting.

Under our Amended and Restated By-Laws, notice to the Company from a stockholder who proposes to nominate a person at a meeting for election as a director must contain information about that person, including age, business and residence addresses, principal occupation, the class and number of shares of common stock beneficially owned, the consent of such person to be nominated and such other information as would be required to be included in a proxy statement soliciting proxies for the election of the proposed nominee, and certain information about the stockholder proposing to nominate that person. Under our Amended and Restated By-Laws, notice relating to a stockholder proposal must contain information about the proposal and about the stockholder who proposes to bring the proposal before the meeting, including a representation whether the stockholder intends to deliver a proxy statement or form of proxy or otherwise solicit proxies in support of the stockholder’s nomination or proposal.

The purpose of the new nominating procedure is to afford the Board a meaningful opportunity to consider the qualifications of the nominees proposed by our stockholders during the period when the Board is focused on nominations. The purpose of the new stockholder proposal procedures is to provide a more orderly procedure for conducting annual meetings of stockholders and to provide the Board with a meaningful opportunity to analyze the proposals and to decide whether it is appropriate to either (i) include or omit the proposal or (ii) inform stockholders, prior to a meeting, of any proposal to be introduced at a meeting, together with any recommendation or the Board’s position or belief as to action to be taken with respect to a proposal, and to enable stockholders better to determine whether they desire to attend a meeting or grant a proxy to the Board as to the disposition of a proposal.

Although the Amended and Restated By-laws do not give the Board and our Nominating Committee any power to approve or disapprove stockholder nominations for the election of directors or any other proposal submitted by stockholders, the new provision may have the effect of precluding or making more difficult a stockholder nomination for the election of directors or the submission by stockholders of proposals at a particular stockholders meeting, because of the specific timing and information requirements to be followed, and may discourage a stockholder from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of our Company, even if the conduct of such solicitation or such attempt might be beneficial to us and our stockholders. For these reasons, the new procedures may have an anti-takeover effect. The Board, however, is not aware of any efforts to obtain control of our Company, and the proposal of this measure is not in response to any such efforts. Moreover, the procedures do provide a means for stockholder nominations and stockholder proposals to be made.

Qualification of Directors. Our 1996 By-laws provided that each director was required to be at least 18 years of age. The Amended and Restated By-laws provide that each director must to be at least 21 years of age and shall be qualified to serve only for so long as no gaming commission, board or similar regulatory or law enforcement authority has communicated to such individual or the Company their determination that such individual is not suitable to be licensed or not licensable by such authority. This provision would prevent any person who is determined to not be suitable to be licensed or not licensable by a gaming authority from serving on our Board of Directors in order to protect our gaming licenses and ability to do business.

Officers. The Amended and Restated By-laws contain descriptions of the offices of Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Executive Vice President, clarifying the roles and duties of such officers. The 1996 By-laws did not contain descriptions of these officer positions.

Indemnification. The Amended and Restated By-laws have been clarified with respect to the indemnification of our officers and directors to the fullest extent permitted under the Delaware General Corporation Law, including the prepayment of expenses. The 1996 By-laws provided for similar indemnification but did not contain as much detail as the Amended and Restated By-laws. The Board believes that these clarifications were appropriate to enhance our ability to attract qualified directors and officers in the future.

Please see Exhibit 3.4 to this report for the complete text of the Amended and Restated By-laws as adopted by our Board of Directors on March 10, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”)

3.4	By-Laws of WMS, as amended and restated through March 10, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to Report on Form 8-K filed June 25, 2003.

10.1	Amended and Restated Employment Agreement between WMS and Seamus McGill dated February 24, 2004.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K.

     (1) Current report on Form 8-K filed February 5, 2004, under Items 5, 7 and 12.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.
Dated: May 14, 2004	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company and Form of Note, incorporated by reference to Report on Form 8-K filed June 25, 2003.

10.1	Amended and Restated Employment Agreement between WMS and Seamus McGill dated February 24, 2004.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.