Form 10-K
period 2004-06-30
WMS INDUSTRIES INC /DE/
filed 2004-09-03
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004

Commission file number 1-8300

WMS INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2814522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 South Northpoint Blvd., Waukegan, Illinois	60085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 785-3000

Securities registered pursuant to Section 12(b) of the Act:

Name of each Exchange
Title of each class	on which registered

Common Stock, $0.50 par value	New York Stock Exchange
Stock Purchase Rights pursuant to Rights Agreement	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑       No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

     Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☑       No ☐

     The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the common stock on December 31, 2003, was $744,675,000. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On August 27, 2004, the number of shares of common stock outstanding (excluding 1,994,955 shares held as treasury shares) was 30,370,248 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement to be filed on or about October 28, 2004 with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.

      This report contains forward-looking statements concerning our future business performance, strategy, outlook, plans, liquidity, pending regulatory matters and outcomes of contingencies including legal proceedings, among others. Forward-looking statements may be typically identified by such words as “may,” “will,” “should,” “expect,” “anticipate,” “seek,” “believe,” “estimate,” and “intend,” among others. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements may be guaranteed. Factors that could cause our actual results to differ from expectations, include the risks set forth under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other items in this report.

      Aztec Adventure, Bee Bucks, Bluebird, Classic TV Game Show Series, CPU-NXT, Double Easy Money, Fairy’s Fortune, Grand Hotel, Hot Properties, Instant Winner, Jackpot Party, Jackpot Stampede, Keepin’ Up With the Joneses, Life of Luxury, Milk Money, Money 7’s, Money to Burn, Moneyline, Once Around Deluxe, Pick Your Fortune, Prize Spin, Puzzle Pays, Quackers, Rakin’ It In, Reel ’em In, Rich Little Piggies, Robin Hood’s Sherwood Treasure, Roll Credits, The Jade Monkey, Toast of the Town, Tour of Stars, Wild Chance, Wild Wilderness, Winning Recipe, WMS Gaming and X Marks the Spot are trademarks of our subsidiary WMS Gaming Inc. Product names mentioned in “Item 1. Business — Products” in this report are trademarks of WMS Gaming, Inc., except where they are licensed. 3 WAY ACTION is a trademark of Yehia Awada. BOSE is a trademark of Bose Corporation. HOLLYWOOD SQUARES and THE CENTER SQUARE are trademarks of King World Productions, Inc. JUMBLE is a trademark of Tribune Media Services, Inc. MEGAJACKPOTS is a trademark of International Game Technology, Inc. MEN IN BLACK is a trademark of Columbia Pictures Industries, Inc. MONOPOLY, SCRABBLE, FREE PARKING, MR. MONOPOLY, CHANCE and COMMUNITY CHEST are trademarks of Hasbro, Inc. PAC-MAN and PAC-MAN FRENZY are trademarks of Namco Ltd. PICTIONARY is a trademark of Pictionary Incorporated. SURVIVOR is a trademark of Survivor Productions LLC. MATCH GAME is a trademark of FremantleMedia Operations BV. POWERBALL is a trademark of the Multi-State Lottery Association. RAPID ROULETTE is a trademark of Stargames Corporation Limited and Crown Limited.

PART I

Item 1.     Business.

Development of Our Business

      WMS Industries Inc. (“WMS”) was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. and succeeded to the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors. For the last five years, our business has consisted exclusively of the design, manufacture and marketing of gaming machines and video lottery terminals, or VLTs.

      We conduct our gaming machine business through our subsidiary, WMS Gaming Inc. (“WMS Gaming”), which markets our products under the WMS Gaming trademark. Our fiscal year begins on July 1 and ends on June 30.

      In fiscal 2004, we launched our new generation game platform, CPU-NXTTM and our new game cabinet BluebirdTM, and we resumed profitable quarterly results in the second half of fiscal 2004. For information about our revenues, net income and assets, see our consolidated financial statements included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      On June 25, 2003, we completed a private placement of $100 million principal amount of 2.75% Convertible Subordinated Notes due July 15, 2010. On July 3, 2003, we issued an additional $15 million of 2.75% Convertible Subordinated Notes upon exercise of the over-allotment option in the note agreement.

      Our principal executive offices are located at 800 South Northpoint Blvd., Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our Internet website address is www.wmsgaming.com. Through our Internet website, we make available free of charge, as soon as reasonably practical after the information has been filed with or furnished to the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. We will also provide electronic or paper copies of these reports free of charge upon request to our principal office, Attention: Treasurer. Information contained on our website is not part of this report.

Company Overview

      We design, manufacture and market innovative gaming machines and VLTs for the Class III gaming markets, and we manufacture gaming machines under original equipment manufacturing agreements, or OEM agreements, with Multimedia Games, Inc. for the Class II gaming market. There are three classes of gaming markets as follows:

•	Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level. We do not serve this market.

•	Class II gaming includes bingo, electronic aids to bingo, and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by the individual Native American tribe, with the National Indian Gaming Commission having oversight of the tribal regulatory process.

•	Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including slot machines.

      We seek to develop gaming machines that offer high entertainment value and generate greater revenues for casinos and other gaming machine operators than the gaming machines offered by our competitors. Our gaming machines feature advanced graphics, digital sound and engaging game themes, and most incorporate secondary bonus rounds. Some of our games use licensed, well-recognized brands such as MONOPOLYTM, HOLLYWOOD SQUARESTM and MEN IN BLACKTM. In designing our gaming machines, our designers, engineers, artists and development personnel build upon our almost 60 years of experience in designing and developing fun, humorous and exciting games. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 50 foreign gaming jurisdictions. For fiscal 2004, 2003 and 2002, we generated $230.2 million, $178.7 million and $174.7 million in total revenue, respectively. The increase in revenues in fiscal 2004 was due to receipt of regulatory approvals and subsequent shipment of our new Bluebird video gaming devices and CPU-NXT upgrade kits.

      We generate revenue in two principal ways. First, we have product sales of gaming machines and VLTs, conversion kits, including theme and/or operating system conversions, parts, used equipment and original manufactured equipment to casinos and other licensed gaming machine operators. For fiscal 2004, 2003 and 2002, we generated $145.9 million, $85.7 million and $75.6 million in product sales revenues, respectively. Second, we have gaming operations where we lease participation games and VLT’s and earn royalties that we receive from third parties under license agreements to use our games. “Participation games,” as used throughout this report, refers to gaming machines that we lease based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive games, a percentage of the amount wagered. For fiscal 2004, 2003 and 2002, we generated $84.3 million, $93.0 million and $99.1 million in gaming operations revenue, respectively. We offer our VLTs either for sale or on a leased basis, but for leased VLT’s, we do not include such gaming devices in our installed base of participation games. In early fiscal 2005, we began offering our customers a new “hybrid” series of gaming devices where the casino can pay a normal participation rate or has an option to buy the base gaming device at the normal price and to pay a lower daily fee for the software and top box.

      Our portfolio of participation games includes games based upon the MONOPOLY, HOLLYWOOD SQUARES, MEN IN BLACK and PAC-MAN brands, and under our Puzzle PaysTM series, the JUMBLETM, SCRABBLETM and PICTIONARYTM brands, among others. We received our first regulatory approvals for our proprietary wide-area progressive system in May 2004 and have launched the MONOPOLY MoneyTM themed progressive jackpot in Nevada and in Native American casinos. We have the ability to place these games on a participation basis because the popularity of branded games generates higher wagering and net win to the casino or gaming machine operator than traditional gaming machines. Our participation game installed base:

•	consisted of 4,240 participation gaming machines as of June 30, 2004;

•	generated average daily revenue to us of $39.60 per gaming machine for fiscal 2004; and

•	achieved an 81.9% gross margin during fiscal 2004, together with our other gaming operations revenue sources.

      The products that we offered for sale throughout fiscal 2004 consisted primarily of multi-coin, multi-line video gaming machines. We are one of the original developers of multi-coin, multi-line video gaming machines in the U.S. market. Our video gaming machines include engaging themes, advanced graphics and digital sound effects and music. We have also developed and recently received regulatory approvals for mechanical reel-spinning gaming devices and poker games, which we will ship to customers in fiscal 2005 as part of our efforts to fully serve the gaming device needs of a casino.

      In fiscal 1999, we introduced the first of our participation games, a series of four MONOPOLY themed gaming machines, under our exclusive license to use the widely-recognized MONOPOLY trademark on casino-style gaming machines. Since then, we have continued to introduce additional MONOPOLY and other themed gaming machines.

      In 2001, we experienced software anomalies in the operating system software that drives our gaming devices, and certain of these anomalies permitted player cheating. As a result of these anomalies and the publicity concerning them, we experienced delays in receiving approvals for new games pending completion of regulatory review of upgrades to our operating system software. These delays resulted in both lower game sales and lower participation game revenues because we were unable to refresh our installed base of participation games on our planned schedule. To address the software anomaly issues and to revitalize our technology foundation, in January 2002, we announced a three-part technology improvement plan to improve the stability of the operating system software. In fiscal 2003, we stabilized our existing operating system software and began to receive approvals for new games. We also met key milestones on the mid-term phase of our technology improvement plan, which consisted of developing a new operating system and circuit board called CPU-NXT.

      In fiscal 2004, we began shipping new games using our new CPU-NXT operating system in the Bluebird cabinet. In fiscal 2005, we are expanding our product offerings to include video poker and mechanical reel-spinning games, and we intend to offer an increased number of new game themes. By September 30, 2004 we expect to have received substantially all of the regulatory approvals required in North America to ship CPU-NXT, Bluebird, video poker games and mechanical reel-spinning gaming devices. We believe that this introduction of an increasing number of games and a broader range of new products will enable us to increase product sales, participation game installations and profitability going forward.

Industry Overview

      Casino operators continuously seek to increase revenue growth and profitability at their casinos. The importance of gaming machine revenue to the casino operators’ profitability has created demand for gaming machines that have the ability to generate superior net win. As a result, the pace of innovation in game design has accelerated, and gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value of gaming machines. We believe that three of the most significant recent developments in gaming machine design have been the development of video gaming machines that simulate mechanical reel-spinning slot machines, the introduction of gaming machines with secondary bonus rounds, and cashless gaming.

•	Video gaming machines that simulate a mechanical reel-spinning slot machine on a video screen are predominantly multi-coin, multi-line gaming machines that offer multiple distinct pay lines and allow up to 200 or more coins to be wagered on a single play. This tends to increase the average wager per play.

•	Secondary bonusing allows a player to advance beyond the primary game into a bonus round if the player attains a specified result in the primary game. The bonus rounds are designed to create significant player appeal by giving the player more interactive options and a sense of investment in the game. This encourages the player to continue to play the primary game in an effort to achieve all of the bonus rounds in a game. In addition, the bonus rounds give game designers an opportunity to incorporate additional entertaining content into the game.

•	Various forms of cashless gaming reduce casino operators’ costs and machine downtime as coins are no longer dispensed from the gaming device when a casino patron wants to cash out. Instead, the gaming device prints tickets or, through casino systems, banks the payout in an account for the casino patron. This technology has proved popular with casino patrons.

      We expect continued demand for multi-coin, multi-line video gaming machines and other gaming machines that offer the player secondary bonus rounds and other enhanced entertainment features, which we believe result in higher amounts wagered and net win per machine for casinos. As casino operators continue to adopt cashless gaming in their casinos, we believe demand for gaming devices that support cashless gaming will continue to increase.

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

      Another revenue-sharing model that has been employed by some manufacturers is a wide-area progressive system. A wide-area progressive system (WAP) links gaming machines in multiple casinos within a gaming jurisdiction to contribute to and compete for large system-wide progressive jackpots. WAP systems are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-linked, stand-alone gaming machine. Net win per gaming machine on WAP systems are generally higher than on non-linked gaming machines on a casino floor. We expect the demand for wide-area progressive jackpot games to increase.

      VLTs include both video and mechanical reel-spinning gaming machines. VLTs are sold, leased to, or operated as participation games by government agencies that desire to raise revenue for the jurisdictions in which they operate. Most VLTs are linked to a central computer for accounting and security purposes and are monitored by state lotteries or other government authorities. Unlike gaming machines designed for the casino market, most VLTs are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants. In the last decade, several U.S. states such as New York, Delaware, Oregon and Rhode Island have enacted legislation permitting VLTs.

Business Strategy

      Our business strategy is to increase our market penetration in major regulated gaming jurisdictions worldwide by developing entertaining products and providing outstanding service. This strategy includes the following elements:

      Our Technology Foundation: In January 2002, we embarked on a technology improvement plan designed to stabilize and update our existing operating system and position us for future growth. We have received the requisite regulatory approvals for the upgraded version of our legacy operating system software. We have also received approvals for CPU-NXT, our new operating system and gaming platform, from all North American regulators beginning with our first regulatory approval for this platform in September 2003. We continue to work to incorporate new technologies into our software and platforms in anticipation of evolving customer preferences and future regulatory requirements.

      Leveraging Our Product Development Expertise to Introduce Innovative New Games: We have almost 60 years of experience developing fun, humorous and exciting games. Over the past three years, we have enhanced our game development efforts by adding key management, design personnel and software engineers to our product development group. We have renovated our facilities and organized our game development team into a studio format to help promote innovation while maintaining a focused development approach in an effort to maximize the entertainment value of our products. We believe that our proven game development capabilities, combined with the additional functionalities and enhanced features of our new gaming platform, will enable us to increase our market share.

      Offering our new Bluebird Cabinets: We have received approvals of our new Bluebird cabinets from all North American regulators, beginning with our first regulatory approval of this new cabinet in November 2003. The Bluebird cabinet is used for our video, mechanical reel-spinning, poker and wide-area progressive products. Bluebird cabinets incorporate features such as an ergonomically engineered design, 18-inch digital, high-resolution flat screen monitors for the video version of the product, sound systems by Bose Corporation (“BOSE®”) and simultaneous coin-in/ coin-out and cashless capabilities. At the American Gaming Summit in January 2003, industry experts selected the Bluebird cabinet as one of the top three most innovative new gaming products.

      Expanding the Breadth of Our Product Offerings: We have expanded our product lines to be able to fully serve casino operators’ gaming machine requirements. Our former product line focused primarily on the multi-coin, multi-line video-based market sector. Our new product offerings also include:

•	Mechanical Reel-Spinning Gaming Machines — We introduced our first new mechanical reel-spinning gaming devices in the spring of 2004 as part of our launch of our wide-area progressive jackpot system. Our first shipment of a for sale mechanical reel spinning gaming device is expected in September 2004. We believe the mechanical reel-spinning gaming machine market is an attractive opportunity, as it represents the largest portion of the global installed base of gaming machines.

•	Video Poker Games — We introduced our first proprietary video poker game on our new CPU-NXT operating system in July 2004. We expect to introduce more video poker games in fiscal 2005. The video poker games are offered as a CPU-NXT conversion kit to our legacy gaming device or in a new Bluebird cabinet.

•	Wide-Area Progressive Systems — Wide-area progressive systems are inter-casino systems that electronically link gaming machines located in various casinos to a central computer, which controls a progressive jackpot that increases with every wager placed on the linked gaming machines. By May 2004 we received all of the regulatory approvals needed to operate our proprietary wide-area progressive system in Nevada casinos and for Native American casinos and introduced our first proprietary wide-area progressive jackpot to our customers.

      Maximizing the Potential of Our Participation Games and Exclusive Licenses of Popular Themes: As the exclusive licensee of the MONOPOLY brand for use with gaming machines, we have converted a popular board game brand into a successful line of superior-earning gaming machines. We have also licensed additional brands and now have five series of participation game themes with an aggregate installed base of 4,240 participation games as of June 30, 2004. We introduced a new branded series, MEN IN BLACK in late June 2004. The name recognition and creative game design of our branded products have allowed us to lease them to casino operators as participation games, generating a high-margin recurring revenue stream for ourselves, as well as the casinos. We continue to pursue new licensed brands and additional themes based on the guidance of focus group testing of casino patrons.

      Continuing Our Expansion into International Markets: We are authorized to conduct business in over 50 foreign gaming jurisdictions. Revenues from our foreign customers increased by 23.8% to $59.9 million for fiscal 2004 from $48.4 million for fiscal 2003. We anticipate continued growth in foreign markets with the continued penetration of CPU-NXT, Bluebird, and the introduction of mechanical reel-spinning gaming machines and video poker games, wide-area progressive systems and additional game titles.

      To enhance our focus on foreign markets we recently appointed one of our senior executives as managing director of international operations. We currently have offices in Australia, South Africa, Spain and most recently we have opened an office in the United Kingdom. This new office will house our second internationally focused game development studio and, if gaming regulations are amended in the United Kingdom, would also include sales and distribution functions. The United Kingdom continues in its efforts to modify its gaming legislation, which we believe will turn into revenue opportunities in calendar 2006. We also view Macau and Russia as two markets with high growth potential. We have been an active supplier to the Russian market for the past two years, and in May 2004, we launched the first Bluebird gaming devices there. See Note 4 to our consolidated financial statements included in this report.

Products

      We offer video and mechanical reel-spinning gaming machines and VLTs incorporating highly entertaining game themes and innovative gaming features. Our new CPU-NXT operating system supports added functionality and increased graphical capability and speed of play.

      Our Bluebird gaming cabinet includes a number of features that we believe improve the experience of players, including the Bose Free Field® directed audio system, which reduces peripheral distracting noises; an 18-inch LCD monitor, which can display advanced graphics generated by our new CPU-NXT operating system; and a recessed coin tray to provide players with greater comfort. The Bluebird cabinet supports both video and mechanical reel games and is easier and faster to service than our legacy cabinets, with 80% of the internal components interchangeable between upright and slant models.

      Engaging and humorous themes and a high degree of player interactivity are incorporated into each of our games, particularly in the secondary bonus rounds. We believe that by designing games and gaming machines that are fun and interesting to play and incorporating the latest gaming technologies, we supply games and gaming machines with superior player appeal.

      Our games integrate secondary bonus rounds as additions to the basic game to create a game-within-a-game for more exciting and interactive play. If players achieve various milestones in the game, they move on to play a secondary game without additional wagering for additional bonuses. The secondary game gives the player a sense of investment in the game. The player is encouraged to continue wagering on the basic game in the hope of being awarded a secondary bonus game. The player can win in both the basic game and the secondary game. In our secondary bonus games, the player has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters that will be used to obtain or reveal the bonus. Amusing, entertaining or familiar graphics and musical themes add to the player appeal of our games.

Games for Sale

      We offer the following products for sale:

•	Multi-coin, multi-line video gaming machines. Our line of multi-coin, multi-line- gaming machines combine advanced graphics, digital sound effects and music, and secondary bonus games. In the basic game, the video screen of these gaming machines simulates traditional mechanical reel-spinning slot machines. In our bonus games, the video screen shows a variety of amusing interactive themed content. Depending on the machine, the player can wager up to 200 coins per play.

•	Mechanical reel-spinning slot machines. Following the expiration of the Telnaes extended-odds technology patent in 2002, we developed and are now introducing a new line of mechanical reel-spinning gaming devices in our new Bluebird cabinet. We expect to increase our presence in this market starting in September 2004. We did not introduce any new mechanical reel-spinning games in fiscal 2004 and 2003. We introduced one new mechanical reel-spinning game in fiscal 2002 on our legacy platform.

•	Poker. For our new poker products, our first poker game, 3 WAY ACTIONTM, was approved by the first regulatory lab in June 2004, and we shipped our first game to customers in July 2004. We expect to receive approvals from the other key gaming labs in the September 2004 quarter and approval of additional poker games throughout fiscal 2005.

      During fiscal 2004 and 2003, we released the following new video games for sale:

2004	2003

CPU-NXT Operating System —
Milk MoneyTM
Rakin’ It In®
Quackers®
Wild Wilderness®
Rich Little Piggies®
Reel ’em In®
Instant WinnerTM
Money to Burn®
Jackpot Party®
Fairy’s FortuneTM
Robin Hood’s Sherwood Treasure®
Life of Luxury® 2
Pick Your Fortune®
The Jade Monkey®
Keepin’ Up with the Joneses®
3 WAY-ACTION Poker

Legacy Operating System —	Legacy Operating System —
Life of Luxury 2	Roll Credits®
Aztec AdventureTM	Jackpot StampedeTM
Toast of the Town®
X Marks the Spot®

      Our sales of new gaming machines, primarily video gaming machines, were 12,661 units in fiscal 2004 compared to 6,867 units in fiscal 2003 and 6,916 units in fiscal 2002. The lower unit levels for the previous two fiscal years resulted from the delay of new game approvals and our customers delaying purchases as they scrutinized our progress in implementing our three-part technology improvement plan to stabilize our operating system software and awaited our new products on our new platform. In September 2003, we received the first approvals for nine video games for sale on our new CPU-NXT operating system. We expect to introduce over 40 games for sale in fiscal 2005, subject to regulatory approval. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of revenues contributed by games for sale and other product sales.

Participation Games

      In fiscal 1999, we introduced the first of our participation games, a series of four MONOPOLY themed games under an exclusive license from Hasbro, Inc. Our game designers use secondary bonus rounds in combination with the actual elements of the MONOPOLY board game to create the highly entertaining games. These elements include MR. MONOPOLYTM, CHANCETM, COMMUNITY CHESTTM and the distinctive game board and tokens, some set to a background of big band music. Most of our participation games are multi-coin, multi-line video games, although some of the earlier games are mechanical reel-spinning gaming machines.

      In fiscal 2001, we introduced Puzzle Pays, a second series of participation games, based on popular licensed puzzle game themes. The first game in the Puzzle Pays series was JUMBLETM, based on the popular scrambled word game appearing in newspapers nationwide. Two additional Puzzle Pays gaming machines followed: Bee BucksTM, the sequel to JUMBLE, and a SCRABBLETM themed game.

      In fiscal 2002, we launched three new participation game series: HOLLYWOOD SQUARES, based on the popular television game show, in the winter of 2001; PAC-MAN, based on the popular classic arcade game, in the spring of 2002; and SURVIVORTM, based on the popular television show in the spring of 2002. The SURVIVOR themed game was commercialized in association with International Game Technology, or IGT, which placed these games on its MEGAJACKPOTSTM wide-area progressive (WAP) system. WAP systems are inter-casino systems that electronically link gaming machines located in various casinos to a central computer, which controls a progressive jackpot that increases with every wager placed on the linked gaming machines.

      In April 2003, we introduced FREE PARKINGTM, the eleventh game in the MONOPOLY series. In fiscal 2003, we had limited introductions of two additional Puzzle Pays gaming machines, PICTIONARYTM and SCRABBLE Winning RecipeTM. In September 2003, we extended our agreement with Hasbro, Inc. for use of their MONOPOLY brand through calendar 2011. As a result, we intend to devote more development efforts and intellectual property to the MONOPOLY brand over the coming years. In October 2003, we introduced Moneyline, the twelfth game in the MONOPOLY series.

      In January 2004, the remaining SURVIVOR WAP themed system was shut down. In February 2004, we introduced Grand Hotel®, the thirteenth game in the MONOPOLY series, and the first MONOPOLY game offered as a CPU-NXT upgrade conversion. In June 2004, we introduced Once Around Deluxe® as the first MONOPOLY game offered as both a CPU-NXT conversion and also in a new Bluebird cabinet. We intend to introduce two new MONOPOLY branded participation games per year to keep the brand fresh and entertaining.

      In addition, we used the MONOPOLY brand for our first wide-area progressive jackpot, called MONOPOLY Money that we launched in May 2004. By May 2004 we received all of the regulatory approvals needed to operate our proprietary WAP system in Nevada casinos and for Native American casinos and introduced our first proprietary WAP jackpot to our customers.

      During fiscal 2004 and 2003, we released the following new participation games:

2004	2003

MONOPOLY Moneyline	MONOPOLY Hot Properties®
MONOPOLY Grand Hotel	MONOPOLY FREE PARKING
MONOPOLY Money 7’sTM	HOLLYWOOD SQUARES THE CENTER SQUARETM
MONOPOLY Wild ChanceTM	PAC-MAN FRENZY TM
MONOPOLY Once Around Deluxe	PICTIONARY
HOLLYWOOD SQUARES Tour of StarsTM	SCRABBLE Winning Recipe
HOLLYWOOD SQUARES Prize SpinTM
MEN IN BLACK

      After substantially increasing our game development staff over the last 18 months, we expect to launch over 10 new participation games in fiscal 2005, subject to regulatory approval.

      Our installed base of participation games decreased from 5,086 units at June 30, 2003 to 4,240 units at June 30, 2004. Net win per day per gaming device increased from $39.19 in fiscal 2003 to $39.60 in fiscal

2004, as we continued to refresh the installed base with new games. We believe the decline in the installed base of units was due to:

•	the removal of our participation games by casinos due to our legacy platform not supporting features and functionality required by the customers and our game performance not meeting operators’ expectations, and

•	our removal of participation games in low-performing casinos,

      The average installed base decreased from 5,509 units in fiscal 2003 to 4,430 units in fiscal 2004. At August 27, 2004 we have issued orders for over 2,617 conversions or new units, of which over 2,000 are for placement of new games on Bluebird gaming devices. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of revenues contributed by gaming operations.

Additional Revenue Sources

      In addition to the gaming machine categories described above, we also supply the following products:

•	Video Lottery Terminals. Our VLTs include both video and mechanical reel-spinning gaming machines. They feature advanced graphics, digital sound effects and music and incorporate many of the same features as our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants. We expect to offer VLT’s with CPU-NXT and Bluebird in fiscal 2005. We do not include the leased VLTs in our installed base of participations games. At June 30, 2004 we had 1,928 leased VLTs installed.

•	Parts Sales, Game Conversions, OEM and Used Games. We sell replacement parts and game theme conversions for our gaming machines. In fiscal 2004, we began selling CPU-NXT game conversion kits, which enable casinos to obtain all the features and functionality of the CPU-NXT operating system for a lesser price than the purchase of a new Bluebird cabinet. We also sell used games that are acquired on a trade-in basis or that were previously placed on a participation basis. We expect that our revenues from these sources will increase in the future as our installed base of gaming machines sold expands. In addition, we manufacture and sell gaming stations for Multimedia Games Inc., or Multimedia, under original equipment manufacturing, or OEM, agreements. In fiscal 2004 and 2003, we manufactured and sold 2,000 and 1,000 gaming stations, respectively, to Multimedia. Effective April 1, 2004 we entered into a strategic two-year agreement with Multimedia to expand and extend our relationship to address opportunities in Class II and other centrally controlled gaming markets.

•	Licensing. We entered into new licensing agreements with Sierra Design Group, or SDG, now a wholly owned subsidiary of Alliance Gaming Corporation, and Multimedia in fiscal 2004. We granted SDG non-exclusive rights to distribute the MONOPOLY branded games in Washington State, as well as a non-exclusive license to commercialize our proprietary game themes in Washington State, New York State and the state of Florida. We also granted a non-exclusive license to Multimedia for the HOLLYWOOD SQUARES series of games in Washington State as well as a non-exclusive license to commercialize our proprietary game themes in Washington State. As part of the agreement we signed with Multimedia effective April 1, 2004, we have granted Multimedia an exclusive license to all of our game themes for Class II, Charitable Gaming and Tribal Instant Lottery Gaming venues, subject to existing license agreements and, for our licensed participation themes, our licensors’ approvals. We also have a licensing agreement with Stargames Corporation Pty. Ltd., or Stargames, to serve the Australian market. See “Sales and Marketing” below. We earn a royalty fee from Multimedia, SDG and Stargames for each of our licensed games that they place, and in general, for participation themes they place, we receive a daily royalty revenue for each game.

•	Hybrid Product. In early fiscal 2005, we began supplying our customers with a new series of gaming devices where the casino can pay our normal participation rate or has an option to purchase the base gaming device at the normal price and to pay a lower daily fee for the software and top box. Our

3-WAY ACTION Poker product and our Classic TV Game ShowTM series of products will be distributed in this manner beginning in the September 2004 quarter.

Design, Research and Product Development

      In designing our gaming machines, our designers, engineers and artists build upon almost 60 years of experience that our predecessors and we have in designing and developing fun, humorous and exciting games. We are continually developing new games in order to refresh the installed base of our gaming devices, and implementing new technologies and functionality to enhance player entertainment. Our gaming machines and games are usually designed and programmed by our internal engineering staff and game design studios. Our game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams.

      Each of our eight studios works concurrently on multiple games and is staffed with software developers, graphic artists, mathematicians and game developers. In some cases, we may outsource testing and graphic design functions to independent designers under contract to us. Games and gaming machines may be tested by regulatory authorities who must approve the product before it can be shipped to gaming jurisdictions.

      During fiscal 2004, 2003 and 2002, we spent approximately $44.8 million, $40.3 million and $26.0 million, respectively, on design, research and product development. In fiscal 2003, we finished the renovation of our existing Chicago research and design facility to create a state-of-the-art technology campus. We are currently planning expansion of this facility or the purchase and renovation of additional space in fiscal 2005. We substantially increased our staff in fiscal 2004, 2003 and 2002 to execute our technology improvement plan, to expand our product lines and also to increase the number of game themes we offer. As of August 27, 2004, we employed 382 persons in our design, research and development teams. In fiscal 2005, we intend to ship our complete product lines including new mechanical reel-spinning games, using extended odds technology and new video poker games.

      Some of our gaming machines are based on popular brands licensed from third parties, such as Hasbro Inc., CBS Consumer Products and Sony Pictures Consumer Products Inc. Typically, we are obligated to make minimum guaranteed royalty payments over the term of our license and to advance payment against those guarantees. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

Sales and Marketing

      We are authorized to sell or lease our gaming machines to casinos in 141 tribal jurisdictions and 75 other gaming jurisdictions worldwide. See “Government Regulation — General” below. Generally, we sell our gaming machines directly, rather than through the use of distributors, which we believe allows us to provide superior customer service and enhances profitability. In some instances, our gaming machines are installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the customers. In addition, we offer some of our most popular game themes on a participation or lease basis. See “Company Overview” above. We sell or lease VLTs, depending on the jurisdictions where they are placed.

      Since we commenced the sales process last September, as of August 27, 2004, we have issued sales orders or executed agreements to sell 22,285 Bluebird video gaming devices or CPU-NXT upgrade kits representing about 45% of the 50,000+ WMS video units in casinos. Of the 22,285 units for which we’ve issued sales orders or executed agreements, 8,591 of them or 17% of the legacy video gaming devices were installed by June 30, 2004. Of the remaining units, 10,576 are Bluebird units and 3,118 CPU-NXT are upgrade kits. We expect to deliver the balance of these units over the next several quarters.

      We sell and lease our gaming machines through 20 salespeople in offices in several United States locations, and six salespeople in our international offices: two in our office in Spain, two in our office in South Africa, and one in each of Canada and the United Kingdom. Our salespeople earn a salary and commissions. Our gaming machines are primarily marketed through direct sales, trade shows, promotional videotapes, our proprietary website and advertising in trade journals. No single customer accounted for 10% or more of our revenues in fiscal 2004, 2003 or 2002.

      Our foreign game sales continued to increase in fiscal 2004 with over 5,159 games sold abroad compared to 4,333 in fiscal 2003 and 2,784 in fiscal 2002. We have translated our most popular domestic game themes into Spanish, Portuguese, French, Russian and Italian. Export sales and leases of our products were approximately $59.9 million, or 26.0% of revenues, for fiscal 2004, compared with $48.4 million, or 27.1% of revenues, for fiscal 2003, and $30.7 million, or 17.6% of revenues, for fiscal 2002. Substantially all foreign sales are made in United States dollars. Revenue from participation games has been primarily limited to North America, and we expect this trend to continue.

      Since fiscal 2001, we have developed games in Australia. These games are distributed under our cross-license agreement with Stargames using their PC3 hardware platform, and we receive a royalty payment for each of our games sold by Stargames. Our agreement with Stargames was renewed in December 2003 and extends through January 31, 2006.

      We entered into new licensing agreements with SDG, now a wholly owned subsidiary of Alliance Gaming, and Multimedia in fiscal 2004. We granted SDG non-exclusive rights to distribute the MONOPOLY branded games in Washington State, as well as a non-exclusive license to commercialize our proprietary game themes in Washington State, New York State and the state of Florida. We also granted a non-exclusive license to Multimedia for the HOLLYWOOD SQUARES series of games in Washington State as well as a non-exclusive license to commercialize our proprietary game themes in Washington State. As part of the agreement we signed with Multimedia effective April 1, 2004, we have granted Multimedia an exclusive license to all of our game themes for Class II, Charitable Gaming and, in California, Tribal Instant Lottery Gaming, subject to existing license agreements and, for our licensed participation themes, our licensors’ approvals.

      In addition, we manufacture and sell gaming stations for Multimedia under an OEM agreement. In fiscal 2004 and 2003, we manufactured and sold 2,000 and 1,000 gaming stations, respectively, to Multimedia. Effective April 1, 2004 we entered into a strategic two-year agreement with Multimedia to expand and extend our relationship to address opportunities in Class II and other central determinant system-based gaming markets.

Competition

      The gaming machine market is intensely competitive and is characterized by the continuous introduction of new game titles and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

•	create an expanding and constantly refreshed portfolio of games with high earnings performance;

•	offer gaming machines that consistently out-perform gaming machines manufactured by our competitors;

•	identify and develop or obtain rights to commercially marketable intellectual properties; and

•	adapt our products for use with new technologies.

      In addition, successful competition in this market is also based upon:

•	engineering innovation and reliability;

•	mechanical reliability;

•	brand recognition;

•	marketing and customer support; and

•	competitive prices and lease terms.

      We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that International Game Technology (IGT), Bally Gaming, Aristocrat Technologies, Atronic Casino Technology, Gtech Holdings and WMS control a majority of this worldwide market. Our competitors vary in size from small companies with limited resources to a few large corporations with greater financial, marketing and product development resources than ours. The larger competitors, particularly IGT, have an advantage in being able to spend greater amounts than us to develop new technologies and features that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems which allow casino operators to accumulate slot accounting and performance data about the operation of gaming devices. We do not currently offer these systems. Several of our competitors pooled their intellectual property patents that provide cashless gaming alternatives, specifically ticket-in ticket-out technology so that when a casino patron cashes out from a gaming machine they may receive a printed ticket instead of coins. We license this technology from these competitors and passthrough the license fee to our customers.

      In the video and mechanical reel-spinning gaming machine market, we compete with market leader IGT, as well as Bally Gaming, Sigma Game, Atronic Casino Technology, Mikohn Gaming, Konami, Franco, Unidesa and Aristocrat Technologies. In the VLT market, we compete primarily with IGT, G-Tech Holdings and Scientific Games.

Manufacturing

      We have manufactured all of our gaming devices at our facility in Waukegan, Illinois, since fiscal 2001. This modern facility has allowed us to achieve increased operating efficiencies over our previous facility. We have added additional assembly lines to increase our practical assembly capacity, which we believe will lower our product lead times in fiscal 2005. We intend to expand our Waukegan facility beginning in fiscal 2005 to provide for further production capacity.

      Manufacturing commitments are generally based on sales orders from customers. In some cases, however, component parts are purchased and assembled into finished goods, which are inventoried in order to be able to quickly fill customer orders. Our manufacturing process generally consists of assembling component parts to complete a gaming machine. We generally warrant our gaming machines sold in the U.S. for a period of 90 days.

      The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies, video monitors and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate.

Patent, Trademark, Licenses, Copyright and Product Protection

      Each gaming machine embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in the aggregate, and three licenses impacted the majority of our consolidated revenue in fiscal 2004. We seek to protect our investment in research and development and the unique and distinctive features of our products and services by maintaining and enforcing our intellectual property rights.

      We have obtained patent rights protection covering many of our products. In fiscal 2004, we were issued 12 U.S. patents, covering a variety of aspects of video and electronic gaming machines and associated equipment. We generally seek to obtain trademark protection in the U.S. for the names or symbols under which we market and license our products. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual property licensed from third parties.

Government Regulation

General

      We sell our games in legal gaming jurisdictions worldwide. The manufacture and distribution of gaming equipment and related software is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies.

      We believe we hold all of the licenses and permits necessary to conduct our business. In all, we hold over 200 licenses or permits to conduct gaming worldwide, including over 50 foreign licenses or permits.

      WMS and its key personnel have obtained or applied for all approvals necessary to maintain compliance with these regulatory agency requirements. The regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits, or findings of suitability for the company, individual officers, directors, major stockholders and key employees, and documentation of qualification. We must satisfy all conditions for each gaming license or permit.

      In some jurisdictions, regulators govern not only the activities within their own jurisdiction but also activities that occur in other jurisdictions to ensure that the entities it licenses are in compliance with local standards on a worldwide basis. Nevada is such a jurisdiction. The Nevada gaming authorities require WMS and our gaming subsidiary, WMS Gaming, to maintain Nevada standards of conduct for all our gaming activities and operations worldwide. To make our compliance efforts more efficient, we have centralized all licensing, compliance and non-product approval gaming regulatory matters, including the shipment of gaming equipment and related software worldwide.

      The gaming industry by its very nature is complex and constantly evolving, particularly in the new jurisdictions. Over the past two years, we have devoted significant resources to ensure regulatory compliance throughout our company. Additionally, we have an active gaming compliance committee of our board of directors that works in concert with our compliance department to avoid any appearances of impropriety as a result of a business relationship or new market opportunity. We have never been denied a gaming-related license, nor have our licenses ever been suspended or revoked.

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

     Licensing Requirements:

          Of Our Security Holders

      A holder of our stock or of our issued debt may be required to file an application, be investigated and be subject to a suitability hearing as a beneficial holder if the Nevada Gaming Commission has reason to believe that the holder’s ownership in our securities would be inconsistent with its public policies and those of the State of Nevada. As with any other gaming applicant, the holder will be required to pay all costs associated with any investigation conducted by the Nevada gaming authorities.

      A security holder will have to abide by the following requirements:

•	If the holder acquires 5% or more of our securities, report acquisition of beneficial interest in our securities to the Nevada gaming authorities.

•	If the holder acquires 10% or more of our securities, file a gaming application within 30 days after receiving written notice from the Chairman of the State Gaming Control Board.

      If the person holding our voting securities is a corporation, partnership or a trust, and is required to be found suitable, the entity will be required to submit to the Nevada gaming authorities detailed business and financial information including a list of its beneficial owners.

      Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada gaming authorities may be found unsuitable and may be subject to criminal penalties. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. We are required to render maximum assistance to the Nevada gaming authorities in determining the identity of our beneficial owners.

      If an institutional investor holds more than 10%, but not more than 15%, of our voting securities, that investor can apply to the Nevada gaming authorities for a waiver of the finding of suitability if it holds the voting securities for investment purposes only. Under certain circumstances, an institutional investor may be able to hold up to 19% for a limited period of time. To qualify for this waiver, the institutional investor must have acquired the voting securities in the ordinary course of business. In addition, the institutional investor may not hold the securities for the purpose of causing (1) the election of a majority of the members of our board of directors, (2) a change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or (3) any other action which the Nevada gaming authorities would find inconsistent with holding our voting securities for investment purposes only.

     Of Our Company:

      We are registered with the Nevada Gaming Commission as a publicly traded corporation. We are required to periodically file detailed financial and operating reports to the agency and furnish any other information which the Nevada gaming authorities may require.

      As a registered company, we also adhere to the following restrictions imposed by the Nevada gaming authorities:

•	Any individual having a material relationship or material involvement with us may be required to be found suitable and individually licensed.

•	Our officers, directors and key employees must file license applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by them.

•	Each applicant is required to pay all costs of any investigation, and we would reimburse any such applicant.

•	Changes of an applicant’s position with us must be reported to the Nevada gaming authorities.

•	We must sever all relationships with an officer, director or key employee that the Nevada gaming authorities have found unsuitable and may be required to terminate the employment of any person that refuses to file a gaming application when requested.

•	We are required to maintain a current stock ledger in the State of Nevada, which may be examined by the Nevada gaming authorities at any time.

•	The Nevada gaming authorities have the power to require that our stock certificates bear a legend indicating that the securities are subject to the Nevada Gaming Control Act (although compliance with this requirement has not been requested to date).

•	We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or the proceeds are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for these purposes or for similar transactions. We currently hold an approval to make certain public offerings through March 2005, subject to certain conditions. This shelf approval can be rescinded for good cause and does not mean that for any offering we may make, the Nevada gaming authorities have found, recommended or approved the issued securities or passed on the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

•	We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

•	pay that unsuitable person any dividend, interest or other distribution on any of our securities;

•	allow that person to exercise, directly or indirectly, any voting rights conferred through securities held by that person;

•	pay remuneration in any form to that person;

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish voting securities including, if necessary, the immediate repurchase of the voting securities for cash at fair market value;

•	fail to pursue all lawful efforts to terminate our relationship with that person; or

•	make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

•	If we violate the Nevada gaming authorities’ rules and regulations, our gaming licenses could be limited, conditioned, suspended or revoked and we could and those involved with us could be fined for each separate violation.

•	Changes in control whether through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person where control of WMS is obtained, may not occur without the prior approval of the Nevada gaming authorities. Persons seeking to acquire control of us must satisfy the Nevada gaming authorities’ standards prior to assuming control.

      Any decision made by the Nevada gaming authorities regarding a person’s suitability or licensing is not subject to judicial review. We believe we have obtained all required licenses and/or approvals necessary to carry on our business in Nevada, including receiving the necessary findings of suitability of our officers, directors and key personnel.

          Of Our Gaming Subsidiary

      WMS Gaming manufactures, sells and distributes gaming devices in Nevada and for use outside Nevada, and recently began to operate a wide-area progressive system in Nevada casinos. WMS Gaming holds the necessary license to conduct this activity in addition to sharing in gaming revenue under our slot route operator’s license which covers our participation games.

      WMS Gaming’s gaming licenses are subject to the following restrictions:

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

     Changes in Control:

      The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada gaming licensees, and publicly traded corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory framework to guard against the potentially adverse effects of these business practices upon Nevada’s gaming industry.

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

     Gaming Equipment Approvals:

      Nevada has its own laboratory within its agency. Before we can sell a new gaming machine in Nevada, it must first be approved by the Nevada agency. The agency conducts rigorous testing of the gaming device and related equipment, and may require a field trial of the gaming device and platform before determining that the gaming device and platform meet the agency’s strict technical standards. Throughout the course of offering our gaming devices and related software in Nevada, the Nevada gaming authorities may require subsequent modifications and subsequent approvals.

      We do not have any control over the length of time that the agency takes to review our products. However, we work closely with the agency’s staff to timely respond to their inquiries and assist them, where we can, in their evaluation, inspection and review of our products. We also do this for all other state labs (Michigan, Mississippi, New Jersey, Ontario) and Gaming Laboratories International, an independent lab used by many jurisdictions worldwide.

     Taxes and License Fees:

      License fees and taxes are imposed by the Nevada gaming authorities and are either payable quarterly or annually. The fees and taxes are computed in various ways depending on the type of gaming or activity conducted by our subsidiary and on the cities and counties in which our subsidiary conducts operations. Annual fees are payable to the State Gaming Control Board for renewal of licenses as a manufacturer, distributor, operator of a slot machine route and operator of an inter-casino linked system. Nevada law also requires that we pay our proportionate share of the gaming taxes from the revenue generated from our participation games placed in Nevada casinos.

      Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with any such person, and who proposes to participate in the conduct of gaming operations outside of Nevada, is required to deposit with the Nevada Control Gaming Board, and thereafter maintain, a revolving fund to pay the expenses of investigation of the licensee’s participation in foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. As a licensee, we are required to comply with reporting requirements imposed by Nevada law. We are also subject to disciplinary action by the Nevada gaming authorities if we:

•	knowingly violate any laws of the foreign jurisdiction pertaining to our foreign gaming operations;

•	fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

Federal Registration

      WMS Gaming is required to register annually with the Criminal Division of the United States Department of Justice in connection with the sale, distribution or operation of gaming equipment. The Federal Gambling Devices Act of 1962 (commonly known as the Johnson Act) makes it unlawful, in general, for a person to manufacture, transport or receive gaming machines, gaming devices or components across interstate lines unless that person has first registered with the U.S. Attorney General of the Department of Justice. We also have various record-keeping and equipment-identification requirements imposed by this act. Violation of the Johnson Act may result in seizure and forfeiture of the equipment, as well as other penalties. Our gaming subsidiary is required to register and renew our registration annually.

Native American Gaming Regulation

      Numerous Native American tribes have become engaged in or have licensed gaming activities on Native American tribal lands as a means of generating revenue for tribal governments. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, and the Indian Gaming Regulatory Act of 1988, which is administered by the National Indian Gaming Commission and the Secretary of the United States Department of the Interior. Furthermore, gaming on Native American lands may also be subject to the provisions of statutes relating to contracts with Native American tribes, which are also administered by the Secretary of the United States Department of the Interior.

      The Indian Gaming Regulatory Act of 1988 requires that the tribe and the host state enter into a written agreement called a tribal-state compact, that specifically authorizes Class III gaming, and that the compact has been approved by the Secretary of the United States Department of the Interior, with the notice of approval published in the Federal Register. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors, principals and shareholders of gaming equipment suppliers. Under the Indian Gaming Regulatory Act of 1988, tribes are required to regulate all commercial gaming under ordinances approved by the National Indian Gaming Commission. These ordinances may impose standards and technical requirements on hardware and software and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors, principals and shareholders.

      We have the required licenses to manufacture and distribute our products in the Native American jurisdictions in which we do business and to operate our wide-area progressive systems.

International Regulation

      Many foreign jurisdictions permit the importation, sale and/or operation of gaming equipment in casino and non-casino environments. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional slot machine or limit the operation of slot machines to a controlled number of casinos or casino-like locations. Each gaming machine must comply with the individual jurisdiction’s regulations. Some jurisdictions require the licensing of gaming machine operators and manufacturers. We manufacture and supply gaming equipment to various international markets including Asia, Australia, Canada, Europe, South America and South Africa. We have the required licenses to manufacture and distribute our products in the foreign jurisdictions in which we do business.

Seasonality

      Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction.

Employees

      At August 27, 2004, we employed approximately 1,121 persons domestically and 44 abroad. Approximately 246 of our employees were represented by the International Brotherhood of Electrical Workers (the “IBEW”) at that date. We have a collective bargaining agreement with the IBEW related to our Waukegan, Illinois manufacturing facility, which expires on June 30, 2006. We believe that our relations with our employees are satisfactory.

Risk Factors

      The most significant factors that make an investment in our common stock risky or speculative are discussed below. These factors may cause our operating results to vary from anticipated results or may adversely affect our operating results or the value of our common stock.

Software and hardware anomalies and fraudulent manipulation of our gaming machines and associated software could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

      Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines and associated software. Our gaming machines and software have experienced anomalies and fraudulent manipulation in the past. Gaming machines may be replaced by casinos and other operators if they do not perform according to expectations or may be shut down by regulators. In the event of such issues with our gaming machines and software, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay our other projects. In addition, regulators may not approve new games, which may substantially reduce our revenues. Our games are generally subject to rigorous testing, both internally and by various gaming jurisdictions. We cannot assure you that we will be able to build and maintain software-based gaming devices that are free from anomalies or manipulations and satisfy these tests. Our gaming machines have in the past and could in the future be susceptible to software anomalies and manipulation after the gaming software has been widely distributed.

      In addition, the occurrence of anomalies in, or fraudulent manipulation of, our gaming machines and software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of our gaming licenses, or disciplinary action.

Our gaming machine business is heavily regulated, and we must obtain and maintain our gaming licenses and regulatory approvals to continue to operate our business and sell our products.

      The manufacture and distribution of gaming machines is subject to extensive federal, state, local and foreign regulations and taxes. The governments of the various gaming jurisdictions amend these regulations from time to time. Virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for manufacturers and distributors of gaming machines and for their officers, directors, major security holders and key personnel. The gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us and any security holder to determine whether the individual or security holder is acceptable to those gaming authorities. Any security holder investigated by the gaming authorities must pay the costs of the investigation. Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game or hardware or software will be approved in any jurisdiction. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. The revocation or denial of a license in a particular jurisdiction means that we cannot sell our products in that jurisdiction, and could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

      If we fail to seek or do not receive a necessary registration, license, approval or finding of suitability, we may be prohibited from selling our games or gaming machines for use in the jurisdiction. Some jurisdictions require gaming manufacturers to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, stock offerings and repurchases. Obtaining licenses and approvals can be time consuming and costly. We cannot assure you that we will be able to obtain all necessary registrations, licenses, permits, approvals or findings of suitability in a timely manner, or at all. Similarly, we cannot assure you that our current registrations, licenses, approvals or findings of suitability will not be revoked, suspended or conditioned.

Our profitability depends heavily on recurring revenue from gaming operations, the loss of which could have a material adverse effect on our revenues and profitability.

      Approximately $84.3 million, or 36.6%, of our revenues for fiscal 2004, and $93.0 million, or 52.0%, of our revenues in fiscal 2003, were derived from gaming operations. In addition, for fiscal 2004, our gross margin on gaming operations was 81.9% while our gross margin on product sales was 40.1%. For fiscal 2003, our gross margin on gaming operations was 77.4%, while our gross margin on product sales was 39.2%. Therefore, our level of revenue from gaming operations has a significant effect on our profitability. Participation games are replaced by casino operators if the gaming machines do not meet and sustain revenue and net win expectations. Therefore, these gaming machines are particularly susceptible to pressure from competitors, declining popularity and changes in economic conditions and increased taxation and are at risk of replacement by the casinos, ending the recurring revenues from these machines. We cannot assure you that our participation games will continue to meet the casinos’ revenue requirements.

Patent infringement claims could limit or affect our ability to market some of our gaming machines and subject us to liability.

      Our competitors have been granted patents covering numerous gaming machine features and bonusing techniques. If our products use processes or other subject matter that is claimed under these existing patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, to develop, manufacture or market our products. We also might then be limited in our ability to market new products. We might also be found liable for treble damage claims relating to past use of the patented subject matter.

If we do not obtain and retain licenses to use intellectual properties and licensors’ approvals of new products on a timely basis, our revenues will be adversely affected.

      Some of our most popular gaming machines, including our MONOPOLY branded games, are based on trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain and retain licenses for additional popular intellectual properties. There is competition for these licenses, and we cannot assure you that we will be successful in acquiring or retaining additional intellectual property rights with significant commercial value on acceptable terms. These intellectual properties are licensed for a fixed term and generally provide for minimum guaranteed royalties and other obligations. We cannot assure you that we will be able to maintain or renew the intellectual properties that we currently license. We cannot assure you that we will be able to create games using the intellectual properties that will generate enough revenues for us to cover the minimum guaranteed royalties and other fixed costs. In the event that we cannot renew our existing licenses, we may be required to discontinue the participation games bearing the licensed marks.

      Our intellectual property licenses generally require that we submit new products developed under these licenses to the licensor prior to release for approval of our use of the licensed property at their sole discretion. Rejection or delay in approval of a product design by a licensor could have a material adverse effect on our revenues, operating results and financial condition.

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

      Our success depends on continually developing and successfully marketing new games and gaming machines with strong and sustained player appeal. A new game or gaming machine will be accepted by casino operators only if we can show that it is likely to produce more revenues to the operator than competitors’ products. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the casinos. If a new product does not achieve significant market acceptance, we may not recover our development and promotion costs. We cannot assure you that the new products that we introduce will achieve any significant degree of market acceptance or that the acceptance will be sustained for any meaningful period. We cannot assure you that we will be able to maintain our current schedule of planned introductions.

      In addition, if we are unable to successfully re-market legacy equipment held in inventory and used in participation gaming operations through secondary markets, we may incur charges to earnings.

If we do not continually adapt to the rapid development of new technologies, we will not be able to successfully compete in our industry.

      The gaming machine business is characterized by the rapid development of new technologies and the continuous introduction of new products using such technologies. We must continually adapt our products to incorporate new technologies. We cannot assure you that we will be able to develop products using these new technologies or that we will be able to license such technologies if owned by others.

Some of our competitors have advantages over us in their ability to finance technology development and in obtaining favorable placement in casinos, which may limit our revenues.

      The gaming machine business is intensely competitive. Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in retaining the most space and best positions in casinos. These competitors may also have the advantage of being able to convert their installed machines to newer models in order to maintain their share of casino floor space. In addition, some of our competitors have developed and sell or otherwise provide to customers wide-area progressive systems or centralized player tracking and accounting systems which allow operators to accumulate accounting and performance data about the operation of gaming devices. We have just begun to offer a proprietary wide-area progressive system and do not offer a centralized player tracking and accounting system.

The gaming industry is sensitive to declines in the public acceptance of gaming that may lead to the passage of laws to significantly increase gaming taxes or outlaw gaming in affected jurisdictions.

      The gaming industry can be affected by public opinion of gaming. In the event that there is a decline in public acceptance of gaming, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through legislative and regulatory changes, including tax increases, in existing gaming markets, our ability to continue to sell and lease our games in those markets and jurisdictions would be adversely affected. Recent tax structure changes and rate increases in two jurisdictions have made gaming in general, and specifically participation games, less profitable in those jurisdictions. We cannot assure you that public opinion will continue to support legalized gaming.

If we do not effectively operate our manufacturing processes, we may not be able to fulfill customers’ orders and may incur charges to earnings.

      Our manufacturing process is impacted by our ability to: (1) procure raw materials from our suppliers on a timely basis; (2) effectively manage raw materials during the manufacturing process; (3) accurately configure orders for gaming devices to customers’ specifications; (4) efficiently utilize our manufacturing capacity; (5) manufacture a quality product with minimal defects and warranty issues; and (6) deliver gaming devices to our customers on time. We cannot assure you that we will be able to fulfill customers’ orders timely or at the highest level of quality, and as a result customers could cancel orders and we may incur charges to earnings.

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

      We have entered into several agreements to license intellectual property related to alternative solutions as part of our technology improvement plan that, as of June 30, 2004, had a total potential commitment of $11.4 million. If we determine that we may not realize the value of any of the commitments, we would record an immediate charge against earnings up to the full amount of these commitments in the period in which such determination is made.

If we do not realize the value of licensed intellectual property and royalty commitments, we may incur charges to earnings.

      We have entered into several agreements to license intellectual property and royalties related to new game development, including an individual license which generated over 20% of our consolidated revenue in fiscal 2004. At June 30, 2004, we had a total potential commitment of $92.7 million, including $11.4 million of licensed technology commitments. If we determine that we may not realize the value of any of the commitments, we would record an immediate charge against earnings up to the full amount of these commitments in the period in which such determination is made.

We may have conflicts of interest with Midway Games Inc.

      Four of our ten directors, including Louis J. Nicastro, our Chairman of the Board, are directors of Midway Games Inc., our former subsidiary. Tax related agreements remain in effect between Midway and WMS. In addition, Sumner Redstone who owns 24% of our common stock and is our largest stockholder also owns a controlling interest of approximately 75% of Midway. As several of our directors have responsibilities to both entities, conflicts between us and Midway may arise, the resolution of which may be less than optimal for us.

Sumner Redstone owns or controls 24% of our outstanding common stock, and he may dispose of all or a portion of his stock at any time, which could cause our stock price to decrease.

      Sumner Redstone beneficially owns 7.5 million shares, or 24%, of our common stock, as reported in a Form 4, filed by Mr. Redstone with the SEC on August 26, 2004. During June and July of 2004, Mr. Redstone reported that he entered into five forward transactions under which he will sell 4.0 million shares of our common stock in several traunches beginning in March 2005 and ending in October 2005. These transactions, if completed, will reduce his ownership to 11.2% of our outstanding common stock by October 2005. In August 2004, Mr. Redstone sold 1.3 million shares of our common stock in open market transactions. Mr. Redstone could sell any or all of his remaining shares at any time on the open market or to a person who wishes to acquire control of WMS. Such a sale may require prior regulatory approval. We cannot assure you that any such person would agree with our strategy and business goals described in this report. Sales by Mr. Redstone of a large number of shares would likely have an adverse effect on the market price of our common stock.

The use of our rights plan or blank check preferred stock would inhibit the acquisition of WMS or have a dilutive effect on our stock.

      Rights plan. Under our rights plan, each share of our common stock has an accompanying right to purchase convertible preferred stock that permits each holder to purchase shares of our common stock at half price. The rights become exercisable if any person or entity who at the time of the adoption of the rights plan did not own 15% or more of our common stock subsequently acquires beneficial ownership of 15% or more of our common stock without approval of our board of directors. We can redeem the rights at $.01 per right, subject to specified conditions, at any time. The rights expire in April 2007. Our board of directors could use this agreement as an anti-takeover device to discourage, delay or prevent a change in control. The use of our rights plan may dilute our common stock.

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

      We have 100 million authorized shares of common stock. As of August 27, 2004, 32.4 million shares were issued, including 2.0 million shares held in treasury. On that date, we also had outstanding options to purchase an aggregate of 4.1 million shares of our common stock issuable at an average exercise price of $19.05 per share and outstanding warrants to purchase 250,000 shares of our common stock issuable at an exercise price of $35.04 per share. If all of our issued and outstanding stock options and warrants were exercised as of that date, 36.8 million shares of our common stock would be outstanding. If the holders of our convertible subordinated notes converted all of the notes, 5.8 million additional shares of our common stock would be issued. If all of the notes were converted to common stock and all of the outstanding options and warrants were exercised, 57.4 million shares would still be available for issuance. Our board of directors has broad discretion to issue authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. In addition, if we seek financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of our common stock. The future issuance, or even the potential issuance, of shares at a price below the then current market price may have a depressive effect on the future market price of our common stock.

Item 2.     Properties.

      The following table sets forth our principal properties, and their principal uses, approximate floor space and the annual rental and lease expiration dates, where leased, at August 27, 2004.

			Owned/	Lease
	Principal	Approximate	Annual	Expiration
Location	Use	Square Feet	Rent ($)(1)	Date

800 S. Northpoint Rd. Waukegan, IL	Principal Office & Manufacturing	236,000	Owned	—

3401 N. California Avenue Chicago, IL	Office/R&D	129,400	Owned	—

880 Lakeside Drive Gurnee, IL	Warehouse	27,981	160,373	6/14/05

1385 Pama Lane Las Vegas, NV	Office/ Warehouse	40,476	442,239	8/31/05

1125 Atlantic Avenue Atlantic City, NJ	Office	1,912	36,328	9/30/09

2225 Village Drive Henderson, NV	Office	3,066	2,940	9/30/09

Cnr. Reedbuck Cresent & Bushbuck Close Corporate Park South Midrand Guateng, South Africa	Office/ Warehouse	13,131	53,280 (2)	5/31/07

			Owned/		Lease
	Principal	Approximate	Annual		Expiration
Location	Use	Square Feet	Rent ($)(1)		Date

Ronda de Can Fatjo, 7B Edificio E1 Parque Technologico del Valles 08290 Cerdanyola, Barcelona, Spain	Office/ Warehouse	15,509	216,243	(3)	4/01/09

350 Commerce Dr. Egg Harbor Township, NJ	Office/ Warehouse	16,500	101,178		9/30/06

1760 N. Corrington Ave. Kansas City, MO	Office/ Warehouse	13,340	162,975		3/31/06

25 East Glenwood Avenue Duck Creek Plaza Smynra, DE	Warehouse	1,000	7,500		2/28/06

6620 Escondido Terrace Suite F Las Vegas, NV	Warehouse	13,200	7,117	(4)	month- to-month

6845 Escondido Street Suite 100-103 Las Vegas, NV	Office	10,253	9,230	(4)	8/30/05

2500 Quantum Lakes Drive Suite 203 Boynton Beach, FL	Office	120	700	(4)	7/31/05

5355 Capital Court Suites 110-111 Reno, NV	Office/ Warehouse	19,200	172,236		7/31/07

12450 Short Cut Rd. Biloxi, MS	Office/ Warehouse	8,250	4,850	(4)	10/31/04

420 Corporate Circle Suite C Golden, CO.	Office/ Warehouse	1,500	1,909	(4)	2/15/05

616-620 Harris Street Level 5 Ultimo, NSW Australia	Office/R&D	9,051	5,318	(4)(5)	12/31/04

600 N. Pine Island Road Suites 444 and 450 Plantation, FL	Office	200	2,636	(4)	8/31/04

Office # G15, 1 Furzeground Way, Stockley Park East, Uxbridge, Middlesex, UB11 1BD, United Kingdom	Temporary Office	5,000	6,594	(6)	9/1/04 (7)

Riverchase Commons, Suite 7 3444 Casino Way Robinsville, MS	Office	1,200	600	(4)	5/31/05

				Owned/		Lease
	Principal	Approximate		Annual		Expiration
Location	Use	Square Feet		Rent ($)(1)		Date

Part Second Floor, Capital Court, Theobald’s Road Uxbridge, London WC1X 8RW, United Kingdom(8)	Office	6,000	(8)	255,056	(9)	9/1/14	(10)

10441 Corporate Drive Gulfport, MS	Office/Warehouse	25,000	(12)	200,400		10/1/14

7.7 Acre lot at SE corner of Pilot Road and Airport Connector Underpass; Hughes Airport Center, Las Vegas, NV(11)	Office, warehouse, assembly, and distribution	120,000	(12)	1,341,876	(13)	7/31/15	(14)

(1)	Under leases that contain renewal options, additional amounts may be payable for taxes, insurance, utilities and maintenance.

(2)	360,000 South African Rand, excluding VAT. Converted, for your convenience, at an exchange rate of 6.7568 Rand per U.S. Dollar on August 27, 2004

(3)	180,000 Euros. Converted, for your convenience, at an exchange rate of .8324 Euros per U.S. Dollar on August 27, 2004.

(4)	Monthly rent.

(5)	A$90,750 Australian Dollars. Converted, for your convenience, at an exchange rate of 1.4221 Australian Dollars per U.S. Dollar on August 27, 2004.

(6)	£3,673 English Pounds. Converted for your convenience, at an exchange rate of .5587 English Pounds per U.S. Dollar on August 27, 2004.

(7)	Lease for two months with month to month extensions.

(8)	Estimated square footage, final determination subject to completion of build-out of lease space.

(9)	£23.75 English Pounds per square foot. Converted for your convenience, at an exchange rate of .5587 English Pounds per U.S. Dollar on August 27, 2004.

(10)	Estimated expiration date of lease term. Term of the lease shall run for ten years from the Term Commencement Date, being the date which is five business days after landlord completes agreed upon improvements to the lease premises, which improvements are in process.

(11)	Agreement and lease was executed as of July 1, 2004 providing for the leasing of land and a building to be built for WMS’s exclusive use. August 1, 2005 is the estimated completion date of construction.

(12)	Estimated rentable square feet within improvements to be constructed.

(13)	Estimated annual rent as of August 27, 2004. The actual rental amount is subject to adjustment pursuant to the terms of the lease upon completion of construction of the improvements.

(14)	Estimated lease commencement date is August 1, 2005, with a ten-year lease term. WMS has right to extend the lease for one ten-year renewal term.

      We believe that the facilities listed in the table above are adequate for our current needs. We own substantially all of the machinery, equipment, tools and dies, furnishings and fixtures used in our businesses, all of which are adequate for the purposes intended.

      Our Waukegan, Illinois facility was built in 1995 and expanded and improved in 1998. It is our sole manufacturing facility and corporate headquarters and includes warehouse space. We have plans to expand this facility beginning in fiscal 2005 to ensure it is adequate in capacity and condition to satisfy our growing requirements for the future. We also maintain leased space in major gaming jurisdictions described above to support sales efforts, product delivery and field service operations in those areas.

      Our facility in Chicago, Illinois has been renovated into a research and development center to accommodate the growth of our engineering and game development staff. We are currently planning expansion of this facility and/or the purchase and renovation of additional space in fiscal 2005.

Item 3.     Legal Proceedings.

      On October 2, 2003, La Societe de Loteries du Quebec (Loto-Quebec) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (VLC) in the Superior Court of the Province of Quebec. The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

      The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class of 119,000 members is requesting damages totaling almost $700 million Canadian dollars, plus interest.

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

      Our common stock, par value $0.50, trades publicly on the New York Stock Exchange under the symbol “WMS.” The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

	High ($)	Low ($)

Fiscal Year Ended June 30, 2004
First Quarter	26.08	15.38
Second Quarter	27.75	22.60
Third Quarter	32.40	25.17
Fourth Quarter	32.95	25.35
Fiscal Year Ended June 30, 2003
First Quarter	16.30	9.28
Second Quarter	18.10	11.96
Third Quarter	15.82	10.50
Fourth Quarter	17.70	12.00

      On August 27, 2004, there were approximately 945 holders of record of our common stock.

      No cash dividends were declared or paid on our common stock during fiscal 2004 or 2003. The payment of future cash dividends will depend upon, among other things, our earnings, anticipated expansion and capital requirements and financial condition. We do not expect to pay cash dividends in the foreseeable future.

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

      Our loan agreement requires that we maintain a minimum amount of tangible net worth and certain financial ratio covenants which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of the our Company. As of June 30, 2004, approximately $29.4 million was available for such distributions under the most restrictive of these covenants.

      On August 9, 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock over the next twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

Stock Option Plans

      The following is a summary of the securities authorized for issuance under our equity compensation plans as of June 30, 2004:

(c) Number of
		(b) Weighted-	securities remaining
	(a) Number of	average exercise	available for future
	securities to be	price of	issuance under
	issued upon exercise	outstanding	equity compensation
	of outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected in
Plan category	and rights	rights	column (a))

(in millions, except exercise price)
Equity compensation plans approved by stockholders	2.1	$19.80	0.2
Equity compensation plans not approved by stockholders	1.7	17.35	0.1

Total	3.8	$18.72	0.3

      The average exercise price of outstanding options, at August 27, 2004, was approximately $19.05 per share. Of the 4.1 million options outstanding on August 27, 2004, 1.7 million were held by our officers and directors.

      We have the following stock option plans in effect: our 1991, 1994, 1998, 2000 and 2002 Stock Option Plans, each of which was approved by our stockholders, and our 1998 and 2000 Non-Qualified Stock Option Plans, which were approved by our Board of Directors. All of these plans are referred to collectively below as the “Plans.” The Plans permit us to grant options to purchase shares of our common stock. These options may be granted as incentive stock options, designed to meet the requirements of Section 422 of the Internal Revenue Code, except for options granted under the 1998 and 2000 Non-Qualified Stock Option Plans, or they may be “non-qualified” options that do not meet the requirements of that section.

      The purpose of each of the Plans is to encourage our employees and, under some of the Plans, non-employee directors, consultants and advisors to acquire an ownership interest in our common stock and to enable these individuals to realize benefits from an increase in the value of our common stock. We believe that this benefit provides these individuals with greater incentive to work to improve our business and encourages their continued provision of services to us and, generally, promotes our interests and those of our stockholders. The Compensation Committee of the Board of Directors determines which of the eligible directors, officers, employees, consultants and advisors receive stock options, the terms, including any vesting periods of the options, and the number of shares for which options are granted. The option price per share with respect to each option is determined by the Compensation Committee and generally is not less than the fair market value of our common stock on the date on which the option is granted. The Plans each have a term of ten years, unless terminated earlier, and the options granted under the Plans have terms up to 10 years.

Treasury Share Bonus Plan and Restricted Stock Grants

      Our Treasury Share Bonus Plan for key employees covers 64,312 shares of common stock held in the treasury, of which none were available for grant on June 30, 2004. Upon the recommendation of our Compensation Committee, we have, on occasion, granted restricted stock to our employees, officers, directors or consultants to motivate them to devote their full energies to our success, to reward them for their services and to align their interests with the interests of our stockholders. In June 2003, 29,912 restricted shares were granted to officers of the Company. The grant was made in consideration of their time and efforts in the oversight of the implementation of our technology improvement plan. The restricted shares vested on June 11, 2004. On May 10, 2004, our Compensation Committee approved the award of 52,312 shares of restricted stock under our Treasury Share Bonus Plan with a weighted average fair value at grant date of $28.73 per share or $1.5 million in the aggregate, to certain of our executive officers and other vice presidents in lieu of any cash bonuses for fiscal 2004. See “Issuance of Unregistered Securities” below.

Issuance of Unregistered Securities

      In September 2003, the Board of Directors, as part of the inducement to a licensor to extend its license agreement with us, approved a grant of 250,000 common stock purchase warrants. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment. The warrants vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013. The grant was exempt from registration under Section 5 of the Securities Act, since it was made only to the licensor and did not involve any public offering under Section 4(2) of the Securities Act.

      Effective May 10, 2004, the Board of Directors, upon the recommendation of the Compensation Committee, approved a grant of restricted stock of 52,312 shares of restricted stock in the aggregate to certain of our executive officers and other vice presidents in lieu of any cash bonuses for fiscal 2004. The grant was made in consideration of their time and efforts in the oversight of the implementation of our technology improvement plan and re-emergence efforts. The restricted shares will vest on May 10, 2005, subject to the individual’s continued employment with WMS. The grant was exempt from registration under Section 5 of the Securities Act since it was made only to these officers and did not involve any public offering, under Section 4(2) of the Securities Act. We expect to register the resale of the underlying common stock with the SEC prior to May 10, 2005.

Item 6.	Selected Financial Data.

	Fiscal Year Ended June 30,

	2004	2003		2002		2001		2000

	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$230.2	$178.7		$174.7		$263.8		$217.6

Operating income (loss)	(1.8)	(17.6)		12.6		44.2		68.0

Income (loss) from continuing operations before income taxes	(3.0)	(18.9)		15.5		50.0		71.4

Provision (benefit) for income taxes	(2.1)	(10.6)		5.6		18.1		27.0

Income (loss) from continuing operations	(0.9)	(8.3	)(1)	9.9	(3)	31.9	(4)	44.4	(5)
Discontinued operations, net of applicable income taxes:
Pinball and cabinets segment	—	—		—		4.4		(13.5)
Contract manufacturing segment	—	—		—		—		(1.1)

Net income (loss)	$(0.9)	$(8.3)		$9.9		$36.3		$29.8

Basic earnings per share of common stock:
Income (loss) from continuing operations	$(0.03)	$(0.27	)(1)	$0.31	(3)	$1.01	(4)	$1.45	(5)

Net income (loss)	$(0.03)	$(0.27)		$0.31		$1.15		$0.97

Basic shares outstanding	29.7	30.4		32.1		31.6		30.6

Diluted earnings per share of common stock:
Income (loss) from continuing operations	$(0.03)	$(0.27	)(1)	$0.30	(3)	$1.00	(4)	$1.42	(5)

Net income (loss)	$(0.03)	$(0.27)		$0.30		$1.13		$0.95

Diluted shares outstanding	29.7	30.4		32.5		32.0		31.3

	Fiscal Year Ended June 30,

	2004		2003		2002	2001	2000

	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$59.9	(2)	$99.6	(2)	$31.4	$15.0	$19.9
Short-term investments	55.8		58.4		72.9	71.5	60.8
Working capital	237.5		220.9		171.0	173.1	146.3
Total assets	395.0		351.0		281.2	278.5	239.0
Long-term debt	115.0	(2)	100.0	(2)	—	—	—
Stockholders’ equity	239.5		221.2		259.5	256.4	205.4

(1)	Loss from continuing operations for fiscal 2003 includes: (i) an after-tax charge of $1.7 million to write-off a technology license agreement obligation that we no longer intend to implement as an alternative operating system, (ii) an after-tax charge of $1.0 million related to an estimated impairment of the SURVIVOR intellectual property license and related inventory, (iii) an after-tax charge of $2.2 million related to the purchase of rights to restricted stock at a discount from market value, (iv) an after-tax charge of $2.1 million to write-off inventory and distribution rights for RAPID ROULETTETM, (v) an after-tax benefit of $0.7 million in the quarter ended March 31, 2003 and an after-tax benefit of $3.4 million in the quarter ended June 30, 2003, for tax adjustments resulting from finalizing prior year tax returns; and (vi) a $4.0 million pre-tax and after-tax charge related to tax settlement agreements with Midway.

(2)	Reflects the receipt of the net proceeds from our June 2003 issuance and sale of $100 million of 2.75% convertible subordinated notes due July 15, 2010. On July 3, 2003, we issued an additional $15 million of these notes upon exercise of the over allotment option in the note purchase agreement.

(3)	Income from continuing operations for fiscal 2002 includes an after-tax charge of $0.8 million for employee separation costs.

(4)	Income from continuing operations for fiscal 2001 includes an after-tax charge of $13.0 million related to an executive buyout agreement, and an after-tax charge of $2.3 million for the costs of relocating our manufacturing and executive offices to Waukegan, Illinois during the year.

(5)	Income from continuing operations for fiscal 2000 includes an after-tax reversal of an excess accrual of $9.7 million related to patent litigation, and an after-tax charge of $1.2 million from our 1998 spin-off of Midway related to the adjustment of compensatory stock options.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      As used in this report on Form 10-K, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. “Gaming operations,” as used throughout this report, includes the gaming machines that we lease based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered, called coin-in.

Overview

      Our historical product sales strength has been in the multi-line, multi-coin video product line, which, together with our VLT product, accounted for substantially all of our new product sales for the past three fiscal years. An element of our strategy is to become a full service gaming device provider to casinos by developing and obtaining regulatory approval for three additional product lines:

•	mechanical reel games;

•	video poker games; and

•	wide-area progressive (WAP) jackpot systems.

      We believe these new product lines account for approximately 75% of the typical casino slot floor and represent a significant market share growth opportunity for us.

      As a result of software anomalies that were present in our legacy operating system that ran our gaming devices, in January 2002, we began to execute a technology improvement plan to first stabilize and then modernize our operating system software. Customers were apprised of this technology improvement plan and our intention to introduce our new Bluebird gaming cabinet and new CPU-NXT computer circuit board and operating system that would provide features and functionality that our earlier products lacked. As a result, since January 2002, our product sales revenues have declined from levels experienced in fiscal 2001. As we have received regulatory approvals throughout fiscal 2004 for our new CPU-NXT computer circuit board and operating system, new Bluebird cabinet and new games from each of the six North American gaming labs, our product sales revenues have increased, and we expect that they will continue to grow as we receive additional approvals and ship our new games to more jurisdictions.

      The most significant accomplishment for us in fiscal 2004 was the receipt of necessary regulatory approvals from the six North American gaming labs for our new video and mechanical reel platform, which positioned us to launch our new products and re-launch the Company. Heading into fiscal 2004, we had dramatically changed the manner in which we dealt with the regulatory agencies. Through this new focus we were able to garner, on schedule, substantially all of the approvals, which included gaming lab and field trial requirements for the new operating systems and gaming cabinets for both our video and mechanical reel products, alternative peripheral equipment approvals and ticket-in ticket-out cashless gaming system approvals. With these approvals now in hand, we expect fiscal 2005, 2006 and 2007 will mark a period during which we expand our market share on casino floors due to the launch of our new video, WAP and poker products and the impending shipment of our first mechanical reel products.

Technology Improvement Plan

      In the first phase of our three-part technology improvement plan, we improved the stability of our operating system by introducing two software upgrades, version 2.57 for hopper-based games which pay out in coins and version 2.59 for printer-based games which pay out in printed tickets. Version 2.57 has been approved by all six of the North American gaming labs, and we were required to and completed an upgrade of our hopper game operating system to version 2.57 in four jurisdictions. Gaming Laboratories International, Inc. (GLI) has recently required us to complete an upgrade of hopper-based games to version 2.57 by December 2004 for all the jurisdictions that it covers. The GLI lab tests product for all of the Native American casinos and the Midwest riverboat casinos, among others, where in the aggregate we believe about 50% of our existing gaming devices are deployed. Other jurisdictions may require upgrades in the future. Version 2.57 is available in other jurisdictions as an optional upgrade. GLI approved version 2.59, our printer upgrade version, in March 2003. The Nevada gaming authorities approved version 2.59 in September 2003. We have installed version 2.59 in several riverboat and Native American casinos, which use GLI, and will be upgrading all of our printer gaming machines installed in casinos in Nevada and GLI to version 2.59. Nevada and GLI are currently the only jurisdictions requiring all printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and version 2.59 is available in other approved jurisdictions as an optional upgrade.

      The second phase of our technology improvement plan consisted of the development, approval and introduction of our new CPU-NXT computer circuit board and operating system. The commercial version of CPU-NXT was approved by GLI in September 2003 when we also received GLI approval for nine game themes on this new system. We subsequently received regulatory approvals from the other five North American gaming labs. We also have received ticket-in ticket-out approvals and alternative peripheral equipment approvals from most North American gaming labs.

      We are evaluating specifications and requirements and acquiring intellectual property rights for an even more advanced gaming system that will be developed during the third phase of the technology improvement plan. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate resources to this longer-term effort.

Bluebird and CPU-NXT Commercialization

      Our focus in the near term is to refresh our existing installed base of more than 50,000 video gaming devices in casinos through either replacement with new Bluebird video gaming devices or through CPU-NXT upgrade kits. We received the first approval from GLI for the marketable version of the Bluebird video cabinet at the end of November 2003. We have now received approvals from the other five North American gaming labs. Each gaming lab approval of the CPU-NXT operating system also allows us to submit new games designed for use with that system to the regulators for approval, which enables us to sell and ship additional Bluebird video gaming devices and CPU-NXT upgrade kits. By September 30, 2004 we expect to have the approvals for all hardware peripheral options, such as alternative coin handling, printing and bill accepting equipment.

      Customer acceptance of Bluebird video gaming devices and our new game themes continues to be very favorable. Since we started selling Bluebird video gaming devices in September 2003, we have executed corporate agreements or issued sales orders for 22,285 Bluebird video gaming devices and CPU-NXT kits, addressing roughly 45% of the 50,000 plus WMS legacy video gaming devices in casinos. Through June 30, 2004, 8,591 of these orders had been shipped, or approximately 17% of the 50,000 WMS legacy gaming devices. These corporate agreements are with multi-jurisdictional casino operators such as Harrah’s, Argosy, Ameristar, Boyd, Caesar’s, Stations, Majestic Star, Pinnacle, Aztar, Mandalay Bay and Isle of Capri, along with a number of tribal and individual casino properties. We expect order levels to continue at a strong pace now that the first Bluebird video gaming devices and new game themes are generating strong performance data, and we have all necessary regulatory approvals. We also expect strength in game conversion revenues over the next several quarters, as operators see the value and performance benefits of our CPU-NXT upgrade kits and printer upgrades.

Product Line Expansion Plan

      In January 2004, we received Nevada regulatory approval for our new mechanical reel product and three new game themes, including two wide area progressive system game themes and one “for sale” game theme. We received GLI approval for our mechanical reel product and three new game themes in March 2004. We have now received regulatory approvals for the mechanical reel operating system and the modifications for the Bluebird gaming cabinet in all six of the North American gaming labs. After receiving customer feedback, however, we delayed the launch of this product line until September 2004 in order to be able to offer six initial game themes at once. We believe it is prudent for us to cluster six new titles together to successfully launch this important new product line. In Nevada, we expect to complete field trials and receive approvals of the ticket-in-ticket-out systems on the mechanical reel-spinning product in time for this important product launch.

      For our new poker products, our first poker game, 3 WAY-ACTION, was approved by GLI in June 2004, and we shipped our first game to customers in GLI territories in July 2004. We expect to receive approvals from the other five gaming labs in the September 2004 quarter.

      In May 2004, we received Nevada Gaming Control Board approval and Nevada Gaming Commission approvals for our WAP. We launched the product in Nevada in late May 2004, one month earlier than our original expectation. We received GLI approval for our new progressive jackpot system also in May 2004 and launched the product in two Native American casinos in June 2004.

Brand Licenses

      During the September 2003 quarter, we extended our agreement with Hasbro, Inc. for the use of their MONOPOLY brand through calendar year 2011. As a result of the extension, we intend to continue to devote development efforts and intellectual property to the MONOPOLY brand in the coming years. We launched five new MONOPOLY themed participation games in fiscal 2004 including our first proprietary WAP system featuring the MONOPOLY Money progressive jackpot.

      In the March 2004 quarter, we launched the fifth game in the HOLLYWOOD SQUARES themed series of participation games called Tour of Stars, and in July 2004, we launched the sixth game in the series, Prize Spin.

      In September 2003, we announced our agreement with Sony Pictures Consumer Products to develop, market and distribute MEN IN BLACK branded games. We introduced this new series of participation games in our new Bluebird cabinet in June 2004.

      We launched MATCH GAMETM as a hybrid game in our new Bluebird cabinet in July 2004. MATCH GAME will be the first game in our new Classic TV Game Show series of hybrid games.

      In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL® that we are developing as a wide-area progressive game for launch in the fall of 2005.

Class II Gaming

      Effective April 1, 2004, we executed an agreement with Multimedia to expand and extend our relationship to address opportunities in Class II, Charitable Gaming and Tribal Instant Lottery Gaming markets. Through this new two-year agreement, Multimedia will license additional WMS game themes, and we will serve as Multimedia’s primary original equipment manufacturer of gaming cabinets.

      The expanded relationship will address the Native American Class II, emerging Charitable Gaming markets and certain compacted markets (including Washington State and Oklahoma, if legislation permitting gaming is enacted) throughout North America as well as California Tribal Instant Lottery Game (C-TILG) opportunities. Additionally, the companies will jointly pursue central determinant-based video lottery markets outside of North America. This expanded relationship combines Multimedia’s leadership in central determination gaming technology with our game content strengths and gaming cabinet manufacturing expertise to fully leverage Multimedia’s industry-leading market share in Class II gaming markets.

      Pursuant to the terms of the agreement, we will license to Multimedia our extensive game content library, including branded participation games, for exclusive placement (subject to our existing commitments) in Multimedia’s central determination system-based venues offering Class II, Washington State Class III, Charity, and C-TILG products. Multimedia has agreed to purchase a specified minimum number of game licenses annually during the two-year term of the agreement. Additionally, Multimedia will purchase minimum quantities of our new gaming cabinets for placement in the above noted markets in the form of either legacy cabinets or our Bluebird gaming cabinet, including slim-line versions of both cabinet styles.

Critical Accounting Policies

Revenue Recognition

      The application of revenue recognition policies is critical due to the nature of product sales contracts entered into during fiscal 2004. We record revenue on product sales, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the product is delivered and collectibility is reasonably assured. When multiple product deliverables are included under a sales contract, we allocate revenue to each product based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition.

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

      Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we are paid royalties based upon our licensees’ purchase or placement of gaming devices with our licensed themes, artwork and other intellectual property. Royalties are recorded as earned when collectibility is reasonably assured.

      The application of this policy affects the level of our sales revenue, cost of product sold, accounts receivable, deferred revenue and accrued expenses. In fiscal 2004, 2003 and 2002, we had no material changes in the critical accounting estimates arising from the application of this policy.

Income Tax Accounting

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

      At June 30, 2004, we had $1.9 million of research and development tax credit carry-forwards expiring from 2021 through 2024, $1.8 million of foreign tax credit carry-forwards expiring from 2006 through 2009, $38.2 million of state net operating loss carry-forwards expiring from 2008 through 2019, $19.9 million of federal net operating loss carry-forwards expiring in 2023 and 2024 and $1.0 million of foreign net operating loss with unlimited carry-forward.

      At June 30, 2004, we believe it is more likely than not that we will realize substantially all of the benefit of these net deferred tax assets, including the net operating loss carry-forwards and research and development tax credit carry-forwards. Accordingly, we only provided a minimal valuation allowance against these deferred tax assets. In determining the level of required valuation allowance, we considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. However, additional valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

      The application of this policy affects the level of our tax expense, current income tax receivables and liabilities, and current and non-current deferred tax assets and liabilities. In fiscal 2004, 2003 and 2002, we had no material changes in the critical accounting estimates arising from the application of this policy.

Inventory Obsolescence

      We value inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. In fiscal 2004, we introduced a new gaming platform, and it is reasonably possible that this will accelerate the obsolescence of existing product lines. In addition, demand for parts inventory is subject to technical obsolescence. Inventory on hand in excess of forecasted demand is written down to net realizable value. Actual demand may differ from anticipated demand, and such differences may have a material effect on our financial statements.

      The application of this policy affects the level of our inventory and cost of product sales. In fiscal 2004, 2003 and 2002 we had no material changes in the critical accounting estimates arising from the application of this policy.

Participation Gaming Machine Depreciation

      Historically, we depreciated our legacy participation gaming machines and top boxes over a two-year useful life to a small salvage value. We introduced our new Bluebird cabinet participation games in June 2004. We are depreciating the Bluebird gaming devices over three years with a small salvage value, and the top box over one year. A material adverse impact could occur if the actual useful life of the participation games or top boxes is less than what was used in estimating depreciation expense, or if actual salvage value is less than the anticipated salvage value.

      The application of this policy affects the level of our gaming operations machines, accumulated depreciation on gaming operations machines and depreciation expense. In fiscal 2004, 2003 and 2002, we had no material changes in the critical accounting estimates arising from the application of this policy, and the depreciable life for the Bluebird product will not have a material impact on our financial statements in fiscal 2005.

Intellectual Property Valuation

      We license intellectual property from third parties that we use in some of our games and gaming machines. In addition, we have licensed technologies from third parties. As part of our contracts with the licensors, we typically provide a guaranteed minimum and prepayment of royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the prepaid royalty and license fees as other assets. At June 30, 2004, the minimum guaranteed royalty payments totaled $90.0 million, including $10.1 million of minimum commitments for licensed technology, of which $36.2 million has been paid and the balance is payable over various periods up to five years. In addition, the contracts provide for an additional $2.7 million of contingent royalty payments based upon future events occurring. Total prepaid royalties at June 30, 2004 were $27.5 million of which $4.7 million is in other current assets and $22.8 million is in other assets.

      When the products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming device sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances are included in cost of product sales if related to a product sale or cost of gaming operations if related to placement or lease of gaming operations. To the extent that we determine that the products developed would not fully recover the guaranteed minimum amounts, we would record an immediate charge against earnings at the time of such determination.

      The application of this policy affects the level of our current assets, non-current assets, cost of products sales and cost of gaming operations. In fiscal 2003, we expensed $0.4 million pre-tax related to an estimated impairment of the SURVIVOR intellectual property license, and we recorded a pre-tax write down of approximately $1.1 million, to reduce the carrying value of SURVIVOR inventory to net realizable value.

      In addition, in fiscal 2003, we announced that we would allow our agreement, with Stargames Corporation Pty Ltd. for exclusive North American distributorship rights to their RAPID ROULETTE table gaming product, to expire. We encountered several significant obstacles in bringing this product to market, including regulatory, technical, and customer acceptance issues. As a result of the expiration of the agreement, we recorded a non-cash pre-tax charge of $3.4 million, or $2.1 million after tax in fiscal 2003 to write down RAPID ROULETTE inventory to net realizable value and write-off distribution rights assets.

      In fiscal 2004 and 2002, we had no material changes in the critical accounting estimates arising from the application of this policy.

Licensed Technology Valuation

      As part of our technology improvement plan, as discussed above, we have pursued alternative strategies for each phase of our plan, including licensing technologies from third parties. At June 30, 2004, our minimum guaranteed payments related to technology alternatives totaled $10.4 million, which had been paid as advances, and $0.3 million has been expensed, with an additional $1.3 million of contingent royalty payments subject to future events. If we determine that we will not realize the value of the guaranteed commitment for a particular licensed technology alternative, we will record an immediate charge against earnings, at the time of our determination, of up to $11.4 million if all of the alternatives were to have no further value to us.

      The application of this policy affects the level of our non-current assets, research and development expense and selling and general expense. As part of our technology improvement plan, we have pursued alternative strategies for each phase of the plan, including licensing technologies from third parties. As a result of our successful implementation of upgrades to our legacy platform in 2003, we determined that we no longer intended to use an alternative operating system, which was originally licensed, among other uses, to serve as a back up during the short-term phase of the plan. Accordingly, in fiscal 2003, we recorded a pre-tax charge of $2.8 million, or $1.7 million after-tax to write off this license agreement obligation.

      In fiscal 2004 and 2002, we had no material changes in the critical accounting estimates arising from the application of this policy.

Accrued Liabilities

      We accrue expenses related to employee benefits, software anomalies, litigation and other contingencies based upon our best estimates of the costs that are probable of occurrence and reasonably estimable. These estimates are updated monthly based on current information. However, changes in estimates or actual expenses may exceed accrued amounts.

      The application of this policy affects the level of our current liabilities, research and development expense and selling and general expense. In fiscal 2004, 2003 and 2002, we had no material changes in the critical accounting estimates arising from the application of this policy.

Recently Issued Accounting Standards

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments; 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuer’s shares. In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on our consolidated financial position, results of operations, cash flows or related disclosures.

      In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises the requirements for employers’ disclosures about pension and other postretirement benefit plans. The statement is effective for fiscal years beginning after December 15, 2003. We have two frozen defined benefit pension plans related to former businesses that we have previously accounted for as discontinued operations. We adopted SFAS No. 132 effective January 1, 2004 and such adoption did not have an impact on our disclosures as the provisions of SFAS No. 132 indicate it should not be applied to immaterial amounts.

      In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statement 123 and 95”. This proposed standard would impact the accounting for stock-based payments. The standard, which is proposed to be effective for fiscal years beginning after December 15, 2004, would require that we recognize an expense for our stock-based payment programs, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements if adopted.

Off Balance Sheet Arrangements and Contractual Obligations

      We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines that are not recorded on our balance sheet. Typically, we are obligated to make minimum guaranteed royalty payments over the term of our license and to advance payment against those guarantees.

The licensor typically has the right to inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines. Our obligations under these arrangements and under our convertible subordinated notes, at June 30, 2004, were as follows:

	Payment Due by Period (in millions)

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases	$19.7	$2.1	$4.4	$3.8	$9.4
Royalty Payments, excluding contingent payments	53.8	10.0	19.8	13.8	10.2
Convertible Subordinated Notes	115.0	—	—	—	115.0
Other, Including Guaranteed Minimums in Employment Agreements	9.0	5.3	3.7	—	—

Total	$197.5	$17.4	$27.9	$17.6	$134.6

      The total potential royalty commitments, including payments already made and those contingent upon future events, increased from $13.0 million at June 30, 2003 to $56.5 million at June 30, 2004 due to new and amended brand licensing agreements. Potential royalty commitments could continue to increase in the future as we enter into new brand licensing agreements.

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

Liquidity and Capital Resources

Liquidity

	As of

	June 30,	June 30,	Increase
	2004	2003	(Decrease)

	(in millions)
Total cash, cash equivalents and short-term investments	$116.2	$160.3	$(44.1)
Total current assets	278.0	250.7	27.3
Total assets	395.0	351.0	44.0
Total current liabilities	40.5	29.8	10.7
Long-term debt	115.0	100.0	15.0
Stockholders’ equity	239.5	221.2	18.3
Net working capital	237.5	220.9	16.6

      Our sources of liquidity for the year ended June 30, 2004 were:

•	Existing cash, cash equivalents and short-term investments,

•	$15 million cash received from the issuance of additional 2.75% convertible subordinated notes in July 2003,

•	Non-cash expenses of $26.2 million more than offsetting our net loss of $0.9 million, and

•	Proceeds from stock option exercises of $12.9 million, excluding related tax benefits.

      We believe that cash and cash equivalents and short-term investments of $116.2 million at June 30, 2004, inclusive of $0.5 million of restricted cash, will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, and the levels of inventories and receivables required in the operation of our business. For the next twelve months, we do not expect to be dependent on cash flow from operations and we do not expect to borrow any money under our revolving credit line. In fiscal 2005, 2006 and 2007, we expect cash flow from operations to increase significantly as we seek to increase our market share in our new product lines: mechanical reel, poker and wide area progressive systems. We do not believe we will need to raise additional capital in the short-term or long-term, however we will assess market opportunities as they arise.

      We renegotiated our unused line of credit for $50.0 million under a revolving credit agreement for a new one-year term to May 21, 2005. We did not borrow any amounts on our line of credit during fiscal 2004 or 2003.

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

      During fiscal 2004, our net working capital increased primarily due to proceeds received from the issuance of $15.0 million of additional convertible subordinated notes in July 2003. Accounts and notes receivable, net, increased by $33.4 million due to higher new unit sales levels during fiscal 2004. Inventory at June 30, 2004 increased by $35.4 million due to higher levels of raw materials as we prepared for an increasing volume of business and growth in the installed base of gaming operations machines. Royalty advances increased by $14.3 million due to new technology and brand license agreements we entered into or amended during fiscal 2004. Income tax receivables decreased by $5.5 million primarily due to receipt of prior year tax refunds. Current liabilities increased by $10.6 million due to higher accounts payable reflecting higher inventory levels, partially offset by our payment to Midway Games Inc. (Midway) of a $4.0 million advance. We have not experienced significant bad debt expense in any of the periods presented. We expect to continue to invest in working capital through fiscal 2005 and 2006 albeit at a slower growth rate than we experienced in fiscal 2004.

      Due to our operating losses in fiscal 2004 and 2003, we have recorded $2.2 million and $7.7 million of current income tax receivables on our balance sheets as of June 30, 2004 and June 30, 2003, respectively. This tax receivable is based on our ability to receive tax refunds from applying our fiscal 2004 and 2003 tax losses against prior years’ income and for refunds of tax payments made in fiscal 2004 and 2003.

      We also have $18.7 million of deferred tax assets on our balance sheet as of June 30, 2004, an increase of $9.5 million from June 30, 2003. These represent taxable temporary differences expected to reverse in future years, and tax credits and tax operating losses generated in fiscal 2004 and 2003 that can be claimed on future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. We made this determination primarily based on our projection of future taxable income which we believe will be sufficient to allow us to realize these deferred tax assets. On this basis, we have provided a minimal valuation allowance related to realizability of such assets as of June 30, 2004. However, additional valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

      We have no material commitments for capital expenditures at June 30, 2004. We utilize financing arrangements for operating leases of regional office facilities and for some equipment. We have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. Our total potential royalty commitments, including payments of $2.7 million contingent upon future events, increased from $29.6 million at June 30, 2003 to $92.7 million at June 30, 2004, of which $36.2 million has been paid. Please refer to the table under “Off-Balance Sheet Arrangements and Contractual Obligations” above and Note 13 to our consolidated financial statements.

      In June 2003, we issued $100 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. In July 2003, we issued an additional $15 million of convertible subordinated notes under identical terms to cover an over-allotment option granted to the initial purchasers of the notes. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year aggregating $3.2 million annually, which commenced on January 15, 2004. Conversion of the 2.75% convertible subordinated notes into shares of common stock would reduce our annual interest expense. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock.

Capital Resources

      The following table summarizes our sources and uses of cash for the periods shown (in millions of dollars):

	For the Fiscal Year
	Ended June 30,
			Increase
	2004	2003	(Decrease)

Cash provided (used) by:
Operating activities	$(36.3)	$19.9	$(56.2)
Investing activities	(25.3)	(20.7)	(4.6)
Financing activities	22.0	68.1	(46.1)
Effect of exchange rates on cash	(0.1)	0.9	(1.0)

Increase (decrease) in cash and cash equivalents	$(39.7)	$68.2	$(107.9)

      Cash used by operating activities was $36.3 million for fiscal 2004, as compared to cash provided of $19.9 million for fiscal 2003. The current year’s decrease relative to the comparable prior year was due to an increase of $68.3 million of cash invested in operating assets and liabilities due to growth of our business, compared to a decrease of $1.5 million of cash invested in operating assets and liabilities in fiscal 2003. Depreciation expense totalled $26.9 million for fiscal 2004, as compared to $26.7 million for fiscal 2003. We anticipate cash to be provided by operations over the next twelve months, due to anticipated higher revenues from increased new unit sales, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the execution of the re-emergence plan. In addition, we expect in fiscal 2005 and fiscal 2006 that our cash invested in operating assets and liabilities will not continue to increase at the rate experienced in fiscal 2004.

      Components of the $68.3 million increase and $1.5 million decrease in net investment in operating assets and liabilities for fiscal 2004 and 2003, respectively, are as follows (in millions of dollars):

	For the Year Ended
	June 30,
			Increase
	2004	2003	(Decrease)

Changes in Operating Assets and Liabilities:
Decrease (increase) in operating assets:
Restricted cash	$1.8	$(1.1)	$2.9
Accounts and notes receivable	(33.4)	(0.7)	(32.7)
Income tax receivable	5.5	1.8	3.7
Raw material and finished goods inventories	(35.4)	2.2	(37.6)
Other current assets	(5.3)	1.1	(6.4)
All other operating assets	(12.1)	(10.1)	(2.0)
Increase in operating liabilities:
Current liabilities	10.6	8.3	2.3

Net decrease (increase) in operating assets and liabilities	$(68.3)	$1.5	$(69.8)

      For fiscal 2004, the $33.4 million increase in accounts and notes receivable reflects an increasing trend in new unit sales, and slightly extended payment terms, while inventories increased $35.4 million as we prepared for an increased volume of business and growth in the installed base of gaming operations machines. The decrease in income tax receivable was primarily due to receipt of prior year tax refunds. The increase in other current assets is primarily due to $2.2 million of the current portion of royalty advances for new technology and brand license agreements entered into or amended during fiscal 2004 and $3.1 million of additional current deferred tax assets. The $12.1 million increase in all other operating assets was due to increases in non-current deferred tax assets and increases in non-current royalty advances for new technology and brand license agreements entered into or amended during fiscal 2004. The increase of current liabilities is due to higher accounts payable reflecting higher inventory levels, partially offset by our payment to Midway of a $4.0 million tax advance.

      For fiscal 2003, the decrease in income taxes receivable was due to receipt of prior years refunds. The decrease in inventories reflects lower sales levels and activity during the period. The cash invested in all other operating assets was primarily due to a $5.6 million increase in long-term royalty advances due to new and amended technology and brand license agreements entered into during fiscal 2003. The increase of current liabilities was due to the Midway tax advance, partially offset by a slightly lower level of business.

      Cash used by investing activities was $25.3 million and $20.7 million for fiscal 2004 and 2003, respectively. Cash used for the purchase of property, plant and equipment for fiscal 2004 was $10.5 million compared with $13.7 million for the comparable prior year. We are currently planning an expansion of our technology campus or the purchase and renovation of additional space in fiscal 2005 and an expansion of our Waukegan manufacturing facility that will begin in fiscal 2005. However, on an overall expenditure basis, we do not anticipate any significant changes in the general trend of our capital expenditures for property, plant and equipment in fiscal 2005, 2006 or 2007. Cash used for additions to gaming operation machines was $17.4 million and $21.6 million for fiscal 2004 and 2003, respectively. The current period investment in gaming operation machines is lower because we have delayed investment until we received regulatory approval for new participation games installed in our new Bluebird cabinet. We expect this investment to increase in fiscal 2005, 2006 and 2007 as we roll out new participation games installed in our Bluebird cabinet. Net cash of $2.6 million was provided by the net redemption of short-term investments for fiscal 2004, compared to $14.6 million provided by the redemption of such investments in the comparable prior year. Presently, we do not anticipate any significant changes in the general trend of the redemption of investments during fiscal 2005, 2006 and 2007.

      Cash provided by financing activities was $22.0 million for fiscal 2004 compared with cash provided of $68.1 million for the prior year. We received net cash of $14.1 million in July 2003 from the exercise of the over-allotment option relating to our convertible subordinated notes. In June of 2003, we received net cash of $96.5 million from the offering of our 2.75% convertible subordinated notes. We also received $12.9 million and $0.5 million from the exercise of stock options in fiscal 2004 and 2003, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the strike price of vested options.

      During fiscal 2003, we repurchased 2.3 million shares of our common stock for treasury for $28.9 million. In fiscal 2004, we repurchased 0.3 million shares of our common stock for an aggregate price of $5.0 million, all of which was purchased in the quarter ended September 30, 2003. Since the inception of our common stock repurchase programs in January 2002 through June 30, 2004, we purchased 3.2 million or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million, or $13.31 per share. A $25 million share buyback program approved by our Board of Directors in April 2003 and expanded in June 2003, expired in April 2004. Effective August 9, 2004, our Board of Directors approved a new $20.0 million buyback program for a one year-term. See Note 11 to our consolidated financial statements included in this report.

Results of Operations

Fiscal Year Ended June 30, 2004 Compared with Fiscal Year Ended June 30, 2003

      Revenues, Gross Margins and Key Performance Indicators (in millions of dollars, except unit and gross margin data):

	Fiscal Year Ended
	June 30,
			Increase
	2004	2003	(Decrease)	% Change

Product Sales:
New unit sales revenue	$111.5	$57.1	$54.4	95.3%
Parts, used games, conversions and OEM revenue	34.4	28.6	5.8	20.3

Total product sales revenue	$145.9	$85.7	$60.2	70.2

Total new units sold	12,661	6,867	5,794	84.4
Average sales price per new unit	$8,813	$8,318	$495	6.0
Total OEM units sold	2,000	1,000	1,000	100.0
Gross profit on product sales revenue	$58.5	$33.6	$24.9	74.1
Gross margin on product sales revenue	40.1%	39.2%	0.9%	2.3
Gaming Operations:
Participation revenue	$64.3	$78.8	$(14.5)	(18.4)
Royalty, VLT and other lease revenue	20.0	14.2	5.8	40.8

Total gaming operations revenue	$84.3	$93.0	$(8.7)	(9.4)

Average installed base	4,430	5,509	(1,079)	(19.6)
Installed base at period end	4,240	5,086	(846)	(16.6)
Net revenue per day per machine	$39.60	$39.19	$0.41	1.0
Gross profit on gaming operations revenue	$69.0	$72.0	$(3.0)	(4.2)
Gross margin on gaming operations revenue	81.9%	77.4%	4.5%	5.8
Total Revenues	$230.2	$178.7	$51.5	28.8

Total Gross Profit	$127.5	$105.6	$21.9	20.7

Total Gross Margin	55.4%	59.1%	(3.7)%	(6.3)%

      The increase in total revenues in fiscal 2004 compared to fiscal 2003 was due to $54.4 million in increased new gaming machine sales, $5.8 million in greater parts, used games, conversion and OEM revenues, and $5.8 million in higher royalty, VLT and other lease revenue, partially offset by a $14.5 million decrease in participation operations revenues.

      New unit sales increased by 84.4% to 12,661 units, as we shipped our new Bluebird video gaming devices after receiving regulatory approvals and as we offered a higher number of new game themes. In fiscal 2004, revenues from parts, used games, conversions and OEM revenues increased 20.3% compared to the prior fiscal year due to an increase of 1,000 units sold under OEM agreements in the current fiscal year, and higher levels of game conversion revenues as we received approvals to sell our new games and conversion kits with the CPU-NXT operating system over the last six months of fiscal 2004. The average sales price per new unit increased 6.0% as higher priced Bluebird units more than offset lower priced video lottery terminal sales during fiscal 2004. The average selling price of Bluebird units was $10,037 in fiscal 2004. We expect continued growth in the average selling price over the next two quarters, as the percentage of Bluebird units sold becomes a higher percentage of our overall sales mix.

      The average installed base of participation gaming devices decreased to 4,430 units in fiscal 2004 from 5,509 units in fiscal 2003, while the net revenue per day increased by $0.41 per day from the prior fiscal year to $39.60 per day as we continued to refresh the installed base with our new games. The installed base declined from fiscal 2003 due to the fact that our legacy operating system does not support key features and functionality that casino operators demanded such as cashless gaming options, multi-denomination and tokenization, and the performance of certain of our older participation series has decreased. In January 2004, the last SURVIVOR themed wide area progressive jackpot was terminated. We expect growth in our installed base of participation games as we continue to install a new participation series, complete with cashless technology  — MEN IN BLACK — on our new Bluebird cabinet coupled with the launch of our first wide area progressive games in Nevada and Native American casinos. Gaming operations revenues benefited from a 40.8% increase in royalty, VLTs and other lease revenues in fiscal 2004 from fiscal 2003, due to our licensees’ increased purchases or placement of WMS games.

      Total gross profit increased to $127.5 million for fiscal 2004 from $105.6 million in fiscal 2003 while total gross margin was 55.4% in fiscal 2004 compared to 59.1% in fiscal 2003. Higher margin gaming operations revenues were only 36.6% of total revenues in fiscal 2004, compared to 52.0% of total revenues in fiscal 2003 due to the increase of new unit sales and an overall decline of gaming operations revenues in the current year. The gross margin on product sales was 40.1% for fiscal 2004, up from 39.2% in the prior year, reflecting higher margin on the mix of products sold. We expect that the gross margin on the Bluebird gaming devices will improve as production volume increases, because we should be able to obtain larger volume discounts from our suppliers, and we anticipate that the cost of electrical components will decrease over time. The gross profit margin on gaming operations increased to 81.9% in fiscal 2004 compared to 77.4% in the prior fiscal year, as an increase in the average net revenue per day and higher royalties received from licensees was only partly offset by higher royalty rates payable to licensors. Fiscal 2003 operating results for gaming operations also included $2.0 million of charges due to inventory write-downs.

      Operating Expenses (in millions of dollars):

	Fiscal Year Ended June 30,

	2004		2003

		As % of		As % of	Increase
	$	Revenue	$	Revenue	(Decrease)	% Change

Research and development	$44.8	19.5%	$40.3	22.6%	$4.5	11.2%
Selling and administrative	57.6	25.0	56.2	31.4	1.4	2.5
Depreciation and amortization	26.9	11.7	26.7	14.9	0.2	0.7

	$129.3	56.2%	$123.2	68.9%	$6.1	5.0%

      Research and development expenses increased $4.5 million, or 11.2% to $44.8 million in fiscal 2004 compared to $40.3 million in the prior fiscal year, due to ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings. With higher regulatory approval costs and a greater number of product lines and game theme offerings planned throughout fiscal 2005, we expect quarterly research and development expenses to continue to exceed levels in the comparable prior year quarters. During fiscal 2004, we introduced 18 new games for sale and 8 new participation games, and in fiscal 2003 we introduced 4 new games for sale and 6 new participation games.

      Selling and administrative expenses increased $1.4 million, or 2.5%, to $57.6 million in fiscal 2004 compared to $56.2 million in fiscal 2003, due to the ongoing execution of our re-emergence plan and the implementation of an Oracle Resource Planning system. Selling and administrative expense in fiscal 2003 included a $3.5 million charge for the purchase of rights to restricted stock at a discount from market value and a $2.5 million write-off of RAPID ROULETTE distribution rights. We expect that selling and administration expenses will increase as we continue to commercialize the CPU-NXT operating system and Bluebird cabinet, and continue our product line expansion efforts.

      Depreciation and amortization expense increased by $0.2 million, due to additional property, plant and equipment additions, partially offset by the level of investment in gaming devices for gaming operations which was lower than in prior fiscal years as we awaited regulatory approvals for new games on Bluebird cabinets. We expect such investment to increase in fiscal 2005 as we roll out new participation games installed in our new Bluebird cabinet, including our wide-area progressive jackpot games.

      We incurred an operating loss of $1.8 million in fiscal 2004, compared to an operating loss of $17.6 million in fiscal 2003. The improved operating performance in fiscal 2004 resulted from the $21.9 million increase in gross profit, partially offset by a $4.5 million increase in research and development expenses and $1.4 million increase in selling and administrative expenses.

      We incurred interest expense of $3.8 million in fiscal 2004 related to our 2.75% convertible subordinated notes issued in June and July of 2003. This was partially offset by $2.6 million of other income, primarily interest and investment income earned on cash, cash equivalents and short-term investments, which at June 30, 2004 amounted to $116.2 million.

      Our 2003 consolidated statement of operations for fiscal 2003 reflected a write off of a $3.9 million tax advance to Midway. We have reclassified this amount from income tax expense to interest and other income and expense in this year’s presentation of our 2003 consolidated statement of operations. The write off was due to the uncertainty of the payback period from Midway of the amount advanced.

      The benefit for income taxes, which includes both current and deferred taxes, was at an effective tax rate of 70.9%, largely due to a lower net loss and higher research and development, foreign tax credits, export sales, dividend investment income and foreign income in fiscal 2004. The effective income tax rate for fiscal 2003 was 56.1% reflecting a benefit of $0.7 million from a reduction in prior year taxes, which were less than amounts previously provided and the beneficial tax treatment of increased export sales, dividend investment income and increased research and development tax credits, offset by the impact of the 2003 non-deductible advance to Midway pursuant to tax sharing and separation agreements.

      Our net loss was $0.9 million or $0.03 per diluted share for the current fiscal year compared to net loss of $8.3 million, or $0.27 per diluted share, for the prior fiscal year.

     Fiscal Year Ended June 30, 2003 Compared with Fiscal Year Ended June 30, 2002

      Revenues, Gross Margins and Key Performance Indicators (in millions of dollars, except unit and gross margin data):

	Fiscal Year Ended
	June 30,
			Increase
	2003	2002	(Decrease)	% Change

Product Sales:
New unit sales revenue	$57.1	$58.3	$(1.2)	(2.1)%
Parts, used games, conversions, and OEM revenue	28.6	17.3	11.3	65.3

Total product sales revenue	$85.7	$75.6	$10.1	13.4

Total new units sold	6,867	6,916	(49)	(0.7)
Average sales price per new unit	$8,318	$8,419	$(101)	(1.2)
Total OEM units sold	1,000	—	1,000	NA
Gross profit on product sales revenue	$33.6	$25.6	$8.0	31.3
Gross margin on product sales revenue	39.2%	33.9%	5.3%	15.6
Gaming Operations:
Participation revenue	$78.8	$84.6	$(5.8)	(6.9)
Royalty, VLT and other lease revenue	14.2	14.5	(0.3)	(2.1)

Total gaming operations revenues	$93.0	$99.1	$(6.1)	(6.2)

Average installed base	5,509	5,790	(281)	(4.9)
Installed base at period end	5,086	6,162	(1,076)	(17.5)
Net revenue per day per machine	$39.19	$40.05	$(0.86)	(2.1)
Royalty, VLT lease and hybrid revenue	$14.2	$14.5	$(0.3)	(2.3)
Gross profit on gaming operations revenue	$72.0	$84.0	$(12.0)	(14.3)
Gross margin on gaming operations revenue	77.4%	84.8%	(7.4)%	(8.7)
Total Revenues	$178.7	$174.7	$4.0	2.3

Total Gross Profit	$105.6	$109.6	$(4.0)	(3.6)

Total Gross Margin	59.1%	62.7%	(3.6)%	(5.7)%

      Total revenues increased $4.0 million due to $11.3 million in higher parts sales and OEM revenue, partially offset by a $6.1 million reduction in gaming operations revenue and a $1.2 million reduction in new unit sales revenue.

      We shipped 6,867 video and mechanical reel-spinning games in fiscal 2003, resulting in product sales revenues of $57.1 million versus 6,916 gaming devices shipped and $58.3 million of product sales revenues in fiscal 2002. Gaming device sales were flat as higher sales to customers outside North America were offset by lower domestic sales, as we believe some customers delayed purchases until we introduced our new game platform and cabinet in fiscal 2004. The average sales price decreased from $8,419 in fiscal 2002 to $8,318 in fiscal 2003, primarily due to a change in our mix of products sold. Parts, used games, OEM and game conversion revenues, which are included in product sales revenues, increased 65.3% in fiscal 2003 to $28.6 million, compared to $17.3 million in fiscal 2002, due to higher parts sales and 1,000 OEM units sold compared to none in fiscal 2002.

      The decrease in gaming operations revenue was due to a decrease in the average installed base of participation games to a total of 5,509 units in fiscal 2003, compared to 5,790 units installed in fiscal 2002, while the actual installed base declined from 6,162 units at June 30, 2002 to 5,086 units at June 30, 2003. We believe the decline in the installed base resulted from three factors. First, in the first half of fiscal 2003, the average net win of our participation games decreased and casino operators removed games as we were unable to obtain approvals for new games as gaming regulators reviewed upgrades to our legacy operating system. Second, we removed participation games from locations that had low net revenue per day. Third, the decline in the installed base resulted from our existing gaming platform not supporting key features and functionality that casino operators demanded, such as some cashless gaming options, multi-denomination and tokenization, as well as an increasingly competitive environment. For fiscal 2003, the net revenue per day decreased 2.1% to $39.19 from $40.05.

      Total gross profit decreased by $4.0 million to $105.6 million for fiscal 2003 from $109.6 million in fiscal 2002 while total gross margin was 59.1% in fiscal 2003 compared to 62.7% in fiscal 2002. Higher margin gaming operations revenues were only 52.0% of total revenues in fiscal 2003, compared to 56.7% in fiscal 2002. The gross margin on product sales increased from 33.9% in fiscal 2002 to 39.2% in fiscal 2003 due to higher production volumes and higher margin products representing a greater percentage of product sales revenue, partially offset by a decrease in the average sales price per unit. The gross profit margin on gaming operations revenues decreased from 84.8% in fiscal 2002 to 77.4% in fiscal 2003 due to a $1.1 million write down of SURVIVOR inventory, a $0.9 million write down of RAPID ROULETTE inventory upon the expiration of the distribution agreement, higher royalty rates payable to licensors and the decrease in the average net revenue per day for participation games.

      Operating Expenses (in millions of dollars):

	Fiscal Year Ended June 30,

	2003		2002

		As % of		As % of	Increase
	$	Revenue	$	Revenue	(Decrease)	% Change

Research and development	$40.3	22.6%	$26.0	14.8%	$14.3	55.0%
Selling and administrative	56.2	31.4	47.1	27.0	9.1	19.3
Depreciation and amortization	26.7	14.9	23.9	13.7	2.8	11.7

	$123.2	68.9%	$97.0	55.5%	$26.2	27.0

      Research and development expenses increased $14.3 million, or 55.0%, in fiscal 2003 to $40.3 million from $26.0 million in fiscal 2002 due to the ongoing execution of our technology improvement plan, while we prepared to expand our product offerings and increase the number of games we offered our customers. The increase was due to increased headcount and higher engineering project and prototype expenditures, and included costs to adapt our games for distribution to international markets. During fiscal 2003, we introduced four new games for sale and six new participation games. During fiscal 2002, we introduced 5 new games for sale and 4 new participation games.

      Selling and administrative expenses increased 19.3% from $47.1 million in fiscal 2002 to $56.2 million in fiscal 2003. The fiscal 2003 amount includes a $3.5 million pre-tax charge for the purchase of rights to restricted stock at a discount from market value, a $2.5 million write-off of the RAPID ROULETTE distribution rights and higher costs incurred related to our re-emergence and the implementation of a new enterprise resource planning information system.

      Depreciation and amortization increased during fiscal 2003 to $26.7 million from $23.9 million in the prior fiscal year. The 11.7% increase in depreciation expense reflects higher depreciation on our recently renovated Chicago technology campus, higher equipment cost per participation game unit, and increased depreciation on video lottery terminals under contract with state lotteries, partially offset by the 4.9% decrease in the average installed base of participation games.

      Operating loss was $17.6 million in fiscal 2003, compared to operating income of $12.6 million in the prior fiscal year. The financial results of the current fiscal year reflect lower gross profit of $4.0 million, including a $1.1 million write down of SURVIVOR inventory and a $0.9 million write down of RAPID ROULETTE inventory upon the expiration of the distribution agreement, $14.3 million increase in research and development spending, and a $9.1 million increase in selling and administrative expense, including a $3.5 million charge from the costs associated with the purchase of rights to restricted stock at a discount from market and a $2.5 million write-off of the RAPID ROULETTE distribution rights. The operating income for fiscal 2002 reflects $1.3 million of employee separation costs.

      Our 2003 consolidated statement of operations for fiscal 2003 reflects a $3.9 million tax advance to Midway. We have reclassified this amount from income tax expense to interest and other income and expense in this year’s presentation of our 2003 consolidated statement of operations. The write off was due to the uncertainty of the payback period from Midway of the amount advanced.

      The benefit for income taxes was $10.6 million in fiscal 2003, in contrast to a provision for income taxes of $5.6 million in the prior fiscal year. The benefit was due to the pre-tax loss and a benefit of $0.7 million from a reduction in fiscal 2002 taxes as compared to amounts previously provided, partially offset by a $0.6 million provision stemming from the settlement of prior year income tax returns with the Internal Revenue Service. The effective tax rate was 56.1% in fiscal 2003, compared to 36.1% in fiscal 2002. This effective tax rate reflects the beneficial tax treatment of increased export sales, dividend investment income and increased research and development tax credits offset by the impact of the non-deductible advance to Midway pursuant to tax sharing and separation agreements.

      Our net loss was $8.3 million, or $0.27 per diluted share, in fiscal 2003, compared to net income of $9.9 million, or $0.30 per diluted share, in the prior fiscal year. Diluted shares outstanding decreased by 6.5%, due to our repurchase of common stock outstanding.

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

      As of June 30, 2004, we had $115.0 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $151.0 million. Using a discounted cash flow model, and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our fixed rate debt by approximately $3.7 million, but would not be material to our cash flows or future results of operations. However, the fair value of our convertible fixed rate debt is more significantly dependent on the market price of our common stock into which it can be converted.

      In May 2004, we renewed a $50.0 million 364-day revolving line of credit to provide us with additional liquidity to meet our short-term financing needs. Borrowings under this facility bear interest at a certain percentage above the agent’s prime rate. There were no outstanding borrowings under this facility as of June 30, 2004.

Foreign Currency Risk

      We have subsidiaries in Spain, Canada, South Africa, United Kingdom and Australia for distribution and development operations. These subsidiaries transact business in their respective foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2004 would have resulted in a pretax loss (or gain) of about $0.2 million.

      The net assets of these subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in stockholders’ equity. Such translation resulted in unrealized gains (losses) of $(0.1) million and $0.9 million for fiscal 2004 and 2003, respectively.

      In addition, foreign governments could impose restrictions on currency movements that might make it costly or impossible to repatriate earnings to the U.S.

Item 8.     Financial Statements and Supplementary Data.

      Our Consolidated Financial Statements are included in this report immediately following Part IV.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.     Controls and Procedures.

      As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the material information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B.     Other Information.

      Not Applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 28, 2004 with the SEC.

Item 11.     Executive Compensation.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 28, 2004 with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 28, 2004 with the SEC.

Item 13.     Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 28, 2004 with the SEC.

Item 14.     Principal Accountant Fees and Services.

      The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 28, 2004 with the SEC.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

      (a) (1) Financial Statements. See “Index to Financial Information” on page F-1.

(2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.

(3) Exhibits.

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to WMS’s Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 10-K”).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of State of the State of Delaware on February 25, 1998, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
3.3	Form of Certificate of Designations of Series A Preferred Stock incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 1 to WMS’s Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the “Form 8-A”).
3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.
10.1	1991 Stock Option Plan, as amended, incorporated by reference to the 1994 10-K.
10.2	1993 Stock Option Plan, incorporated by reference to the 1994 10-K.
10.3	1994 Stock Option Plan, incorporated by reference to Appendix A to WMS’s Definitive Proxy Statement dated December 12, 1994.
10.4	Form of Indemnity Agreement authorized to be entered into between WMS and each officer and director approved by the Board of Directors, incorporated by reference to the 1994 10-K.
10.5	WMS Industries Inc. Treasury Share Bonus Plan adopted April 19, 1993, incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
10.6	Voting Proxy Agreement dated September 21, 1995 among Louis J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and National Amusements, Inc., incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
10.7	Tax Sharing Agreement dated as of July 1, 1996 among WMS, Midway, Atari Games Corporation and others, incorporated by reference to Midway’s Registration Statement on Form S-1 (File No. 333-11919).
10.8	Amendment to Article III, Section 3 (Option Adjustments) of 1991 Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS’s definitive proxy statement filed with the Commission on December 11, 1996 (the “1996 Proxy Statement”).
10.9	Amendment to Article III, Section 3 (Option Adjustments) of 1993 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.
10.10	Amendment to Article III, Section 3 (Option Adjustments) of 1994 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.
10.11	1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’s Registration Statement No. 333-57585 on Form S-8 filed with the Commission on June 24, 1998.
10.12	Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to WMS’ Current Report on Form 8-K filed April 17, 1998.
10.13	Tax Separation Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to the Midway 1998 Annual Report on Form 10-K.

Exhibit	Description

10.14	Tax Indemnification Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to the Midway 1998 10-K.
10.15	Worldwide Merchandising Agreement/ License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to WMS’s Registration Statement No. 333-83021 on Form S-3 filed with the Commission on July 16, 1999 (the “1999 S-3”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.
10.16	Amendment dated 1998 to License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to the 1999 S-3. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.
10.17	2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000 10-K”).
10.18	Employment Agreement between Scott D. Schweinfurth and WMS dated May 19, 2000, incorporated by reference to the 2000 10-K.
10.19	Employment Agreement between Orrin J. Edidin and WMS dated May 8, 2000, incorporated by reference to the 2000 10-K.
10.20	Employment Agreement between Robert R. Rogowski and WMS dated May 1, 2000, incorporated by reference to WMS’ Quarterly Report on the Form 10-Q for quarter ended September 30, 2000.
10.21	2000 Stock Option Plan, incorporated by reference to Appendix B to WMS’ Proxy Statement for its 2001 Annual Meeting filed with the Commission on December 8, 2000.
10.22	Amendment 1 to Employment Agreement between Scott D. Schweinfurth and WMS dated June 4, 2001, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”).
10.23	Amendment 1 to Employment Agreement between Orrin J. Edidin and WMS dated June 4, 2001, incorporated by reference to the 2001 10-K.
10.24	Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS dated June 14, 2001, incorporated by reference to the 2001 10-K.
10.25	Employment Agreement between Brian R. Gamache and WMS dated as of June 15, 2001, incorporated by reference to the 2001 10-K.
10.26	Amended and Restated Employment Agreement between Seamus M. McGill and WMS dated as of February 1, 2001, incorporated by reference to the 2001 10-K.
10.27	Letter Amendment to Tax Separation Agreement dated September 24, 2001, incorporated by reference to the 2001 10-K.
10.28	Amendment 2 to Employment Agreement between Scott D. Schweinfurth and WMS dated November 15, 2001 incorporated by reference to WMS’ Quarterly Report on the Form 10-Q for quarter ended December 31, 2001 (the “2001 2Q 10-Q”).
10.29	Amendment 2 to Employment Agreement between Orrin J. Edidin and WMS dated November 15, 2001 incorporated by reference to the 2001 2Q 10-Q.
10.30	Amendment 1 to Amended and Restated Employment Agreement between Seamus M. McGill and WMS dated November 15, 2001 incorporated by reference to the 2001 2Q 10-Q.
10.31	Restricted Stock Agreement between WMS Industries Inc. and Louis J. Nicastro dated March 1, 2002, incorporated by reference to our Registration Statement on Form S-8 (File No. 333-87676) filed with the Commission on May 6, 2002.
10.32	2002 Stock Option Plan, incorporated by reference to Appendix B to WMS Proxy statement for its 2003 Annual Meeting, filed with the Commission on September 25, 2002.
10.33	Voting Proxy Agreement dated November 8, 2003 among Louis J. Nicastro, Neil D. Nicastro, WMS and Phyllis G. Redstone, incorporated by reference to WMS’ Current Report on Form 8-K filed November 12, 2002.

Exhibit	Description

10.34	Employment offer letter dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “2003 3Q 10-Q”).
10.35	Relocation compensation letter dated March 6, 2003 between our wholly owned subsidiary, WMS Gaming Inc. and Seamus McGill, Executive Vice President of Sales and Marketing of WMS Gaming Inc., incorporated by reference to the 2003 3Q 10-Q.
10.36	Purchase and Settlement Agreement between WMS Industries Inc. and Louis J. Nicastro dated May 7, 2003, incorporated by reference to the 2003 3Q 10-Q.
10.37	Relocation compensation letter dated May 12, 2003 between WMS and Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to the 2003 3Q 10-Q.
10.38	Restricted Stock Agreement between WMS Industries Inc. and Brian R. Gamache dated June 12, 2003, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2003 (the “2003 10-K”).
10.39	Restricted Stock Agreement between WMS Industries Inc. and Scott D. Schweinfurth dated June 12, 2003, incorporated by reference to the 2003 10-K.
10.40	Restricted Stock Agreement between WMS Industries Inc. and Orrin J. Edidin dated June 12, 2003, incorporated by reference to the 2003 10-K.
10.41	Restricted Stock Agreement between WMS Industries Inc. and Seamus McGill dated June 12, 2003, incorporated by reference to the 2003 10-K.
10.42	Indenture dated June 25, 2003 between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003 (the “2003 8-K”).
10.43	Form of Note (contained in and incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to the 2003 8-K).
10.44	Registration Rights Agreement dated June 25, 2003 between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference to the 2003 8-K.
10.45	Warrant to purchase common stock of the Registrant, issued to Hasbro, Inc., incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “2003 1Q 10-Q”).
10.46	Amendment No. 3, dated December 16, 2002 to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to the 2003 1Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.47	Amendment No. 4, dated September 15, 2003 to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to the 2003 1Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.48	License and Development Agreement between WMS Gaming Inc. (“WGI”) and Sierra Design Group (“SDG”), dated as of April 24, 2002, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “2003 2Q 10-Q”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.49	First Amendment to License and Development Agreement between WGI and SDG, dated June 12, 2003, incorporated by reference to the 2003 2Q 10-Q the quarter ended December 31, 2004. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.50	Second Amendment to License and Development Agreement between WGI and SDG, dated July 15, 2003, incorporated by reference to the 2003 2Q 10-Q.
10.51	Third Amendment to License and Development Agreement between WGI and SDG, dated November 7, 2003, incorporated by reference to the 2003 2Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.

Exhibit	Description

10.52	Amended and Restated Employment Agreement between WMS and Seamus McGill dated February 24, 2004, incorporated by reference to the WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10.53	License Agreement dated September 18, 2000 between our wholly owned subsidiary, WMS Gaming Inc., and International Game Technology as successor to Anchor Gaming. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.54	Letter Amendment to License and Development Agreement between WGI and SDG, dated February 3, 2004. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.55	Form of Restricted Stock Agreement between WMS Industries Inc. and each of Brian R. Gamache, Orrin J. Edidin, Scott D. Schweinfurth, Seamus McGill, Kathleen J. McJohn and Robert R. Rogowski, dated May 10, 2004.
10.56	Revolving Note between WMS Industries Inc. and LaSalle Bank National Association dated May 21, 2004.
10.57	Letter of Amendment to Employment Agreement between Brian R. Gamache and WMS dated as of August 11, 2004.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).
32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

WMS INDUSTRIES INC.

      All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

WMS Industries Inc.

      We have audited the accompanying consolidated balance sheets of WMS Industries Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index on page F-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and related schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. and subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations and cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Chicago, Illinois
August 9, 2004

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	June 30,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$59.9	$99.6
Restricted cash	0.5	2.3
Short-term investments	55.8	58.4

	116.2	160.3
Receivables, net of allowances of $2.6 in 2004 and $2.4 in 2003	52.5	25.1
Notes receivable, current portion	17.8	12.0
Inventories:
Raw materials and work in progress	47.3	13.9
Finished goods	18.1	15.9

	65.4	29.8
Other current assets	26.1	23.5

Total current assets	278.0	250.7
Gaming operations machines, net	24.9	27.6
Property, plant and equipment, net	53.7	50.2
Other assets	38.4	22.5

Total assets	$395.0	$351.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17.1	$10.7
Accrued compensation and related benefits	4.4	3.1
Other accrued liabilities	19.0	16.0

Total current liabilities	40.5	29.8
Convertible subordinated notes	115.0	100.0
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (32,365,203 shares issued in 2004 and 32,358,315 shares issued in 2003)	16.2	16.2
Additional paid-in capital	206.7	197.0
Retained earnings	43.1	44.0
Accumulated other comprehensive income	1.0	1.1
Unearned restricted stock (52,312 shares in 2004 and 29,912 shares in 2003)	(1.3)	(0.3)
Treasury stock, at cost (1,998,905 shares in 2004 and 2,882,995 shares in 2003)	(26.2)	(36.8)

Total stockholders’ equity	239.5	221.2

Total liabilities and stockholders’ equity	$395.0	$351.0

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years ended June 30,

	2004	2003	2002

Revenues:
Product sales	$145.9	$85.7	$75.6
Gaming operations	84.3	93.0	99.1

Total revenues	230.2	178.7	174.7

Costs and expenses:
Cost of product sales	87.4	52.1	50.0
Cost of gaming operations	15.3	21.0	15.1
Research and development	44.8	40.3	26.0
Selling and administrative	57.6	56.2	47.1
Depreciation and amortization	26.9	26.7	23.9

Total costs and expenses	232.0	196.3	162.1

Operating income (loss)	(1.8)	(17.6)	12.6
Interest expense	(3.8)	—	—
Interest and other income (expense)	2.6	(1.3)	2.9

Income (loss) before income taxes	(3.0)	(18.9)	15.5
Provision (benefit) for income taxes	(2.1)	(10.6)	5.6

Net income (loss)	$(0.9)	$(8.3)	$9.9

Net income (loss) per share of common stock:
Basic	$(0.03)	$(0.27)	$0.31

Diluted	$(0.03)	$(0.27)	$0.30

Average number of shares outstanding:
Basic	29.7	30.4	32.1

Diluted	29.7	30.4	32.5

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME
(In millions, except share amounts)

				Accumulated
		Additional		other	Unearned	Treasury	Total
	Common	paid-in	Retained	comprehensive	restricted	stock,	stockholders’	Comprehensive
	stock	capital	Earnings	income	stock	at cost	equity	Income (loss)

Balance, June 30, 2001	16.1	198.3	42.4	—	—	(0.4)	256.4
Net income	—	—	9.9	—	—	—	9.9	$9.9
Exercise of stock options and related tax benefits	0.1	1.5	—	—	—	—	1.6
Issuance of options to consultants	—	0.2	—	—	—	—	0.2
Issuance of 250,000 restricted shares from treasury	—	(1.7)	—	—	(2.0)	3.7	—
Purchase of 545,500 treasury shares	—	—	—	—	—	(8.6)	(8.6)
Minimum pension liability	—	—	—	(0.2)	—	—	(0.2)	(0.2)
Foreign currency translation adjustment	—	—	—	0.2	—	—	0.2	0.2

Balance, June 30, 2002	16.2	198.3	52.3	0.0	(2.0)	(5.3)	259.5	$9.9

Net loss	—	—	(8.3)	—	—	—	(8.3)	$(8.3)
Exercise of stock options and related tax benefits	—	—	—	—	—	0.7	0.7
Issuance of 29,912 restricted shares from treasury	—	—	—	—	(0.3)	0.4	0.1
Return of 250,000 restricted shares to treasury	—	1.7	—	—	2.0	(3.7)	—
Purchase of 2,348,900 treasury shares	—	—	—	—	—	(28.9)	(28.9)
Reversal of previously recorded Midway stock option benefits	—	(3.0)	—	—	—	—	(3.0)
Minimum pension liability	—	—	—	0.2	—	—	0.2	0.2
Foreign currency translation adjustment	—	—	—	0.9	—	—	0.9	0.9

Balance, June 30, 2003	16.2	197.0	44.0	1.1	(0.3)	(36.8)	221.2	$(7.2)

Net loss	—	—	(0.9)	—	—	—	(0.9)	$(0.9)
Issuance of 250,000 warrants	—	3.9	—	—	—	—	3.9
Exercise of stock options and related tax benefits	—	4.7	—	—	—	14.9	19.6
Issuance of 52,312 restricted shares from treasury	—	1.1	—	—	(1.0)	0.7	0.8
Purchase of 299,100 treasury shares	—	—	—	—	—	(5.0)	(5.0)
Foreign currency translation adjustment	—	—	—	(0.1)	—	—	(0.1)	(0.1)

Balance June 30, 2004	$16.2	$206.7	$43.1	$1.0	$(1.3)	$(26.2)	$239.5	$(1.0)

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended June 30,

	2004	2003	2002

Cash Flows From Operating Activities
Net income (loss)	$(0.9)	$(8.3)	$9.9
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	26.9	26.7	23.9
Provision for bad debts	0.3	—	—
Non-cash write-off of licensed technology	—	1.7	—
Non-cash losses and expenses	1.8	1.6	0.3
Deferred income taxes	(2.8)	(3.5)	(0.2)
Tax benefit from exercise of common stock options	6.7	0.2	0.4
Increase (decrease) resulting from changes in operating assets and liabilities:
Restricted cash	1.8	(1.1)	(1.3)
Receivables	(33.4)	(0.7)	23.7
Income taxes	5.5	1.8	3.5
Inventories	(35.4)	2.2	3.2
Other current assets	(5.3)	1.1	(7.4)
Other assets	(12.1)	(10.1)	4.8
Accounts payable and accrued liabilities	10.6	8.3	(0.7)

Net cash (used) provided by operating activities	(36.3)	19.9	60.1
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(10.5)	(13.7)	(16.3)
Additions to gaming operations machines	(17.4)	(21.6)	(18.5)
Acquisition, net of cash acquired	—	—	(2.5)
Proceeds from asset disposal	—	—	2.3
Purchase of short-term investments	—	(7.8)	(1.4)
Proceeds from short-term investments	2.6	22.4	—

Net cash used by investing activities	(25.3)	(20.7)	(36.4)
Cash Flows From Financing Activities
Cash received on exercise of stock options	12.9	0.5	1.2
Gross proceeds from issuance of convertible notes	15.0	100.0	—
Debt issuance costs	(0.9)	(3.5)	—
Purchase of treasury stock	(5.0)	(28.9)	(8.6)

Net cash provided (used) by financing activities	22.0	68.1	(7.4)
Effect of Exchange Rates on Cash	(0.1)	0.9	0.2

Increase (decrease) in cash and cash equivalents	(39.7)	68.2	16.5
Cash and cash equivalents at beginning of year	99.6	31.4	14.9

Cash and cash equivalents at end of year	$59.9	$99.6	$31.4

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business Overview

      We are engaged in one business segment: the design, manufacture, and marketing of slot machines (video and mechanical reel type) and video lottery terminals (“VLT’s”)and gaming operations consisting of placement of participation games and wide-area progressive systems (“WAP”) in gaming venues and licensing of our games to third parties. We serve the gaming industry worldwide. Although our production remains exclusively in the United States, development and distribution offices are located in the United States, Australia, Spain, the United Kingdom and South Africa. International business activities have become increasingly important to us. See Note 4.

      We market our gaming machines in two principal ways. First, we sell gaming machines, VLT’s, conversion kits, parts, used equipment and equipment manufactured under original equipment manufacturing agreements to casinos and other licensed gaming machine operators. Second, we license our games to third parties for distribution and we lease gaming machines and VLT’s to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win of the gaming machines, (2) fixed daily fees or (3) in the case of games on a WAP system, a percentage of the amount wagered. WAP systems are electronically linked systems of gaming devices that communicate with a central computer, which allows the system to build a progressive jackpot with every wager made on the system. Through January 2004, the WAP systems were operated under an agreement with a WAP system provider whereby the profits of the games on the WAP system were shared equally. Beginning in May 2004, we began to operate our own proprietary WAP system where we earn all of the profits. We refer to games leased under any of these arrangements as “participation games” and when combined with royalties we receive under license agreements with third parties to distribute our games, we refer to this business as our “gaming operations.”

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

Note 2: Principal Accounting Policies

Consolidation Policy

      Our consolidated financial statements include the accounts of WMS and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We account for our joint operating agreement with International Game Technology or IGT for WAP systems for which no legal entity existed, in our consolidated financial statements by recording our proportionate share of revenues and expenses from operating activities and the full value of all of the assets we owned and liabilities we owed related to this agreement. The purpose of the joint operating agreement was to combine our licensing rights and game design expertise with the proprietary WAP computer system of IGT. We designed and marketed the games manufactured by IGT who placed such games in casinos on its WAP system. In January 2004, the remaining SURVIVOR WAP themed system was shut down. The total assets, total liabilities, total revenues and total expenses related to the joint operating agreement were not material to our consolidated financial statements for the periods presented.

      Certain prior year balances have been reclassified to conform with the current year presentation. See Note 3.

Use of Estimates

      Our consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents, and Restricted Cash

      All highly liquid investments with maturities of three months or less when purchased are considered to be cash equivalents. Restricted cash of $0.5 million and $2.3 million at June 30, 2004 and 2003, respectively, is required for funding WAP systems jackpot payments.

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

Freight and Warehousing Costs

      Freight-out and warehousing costs are included in costs of product sales in the statement of operations. Freight-out costs for gaming operations machines are capitalized and depreciated over the useful life of the related asset.

Software Development Costs

      As a result of the gaming license requirements and regulatory approvals necessary to commercialize products in our business, our products reach technological feasibility shortly before products are released to manufacturing. Accordingly, internal research and development costs are expensed as incurred, including software development costs. We do not incur any material software development costs after we receive regulatory approval for our products.

      We account for amounts paid to third parties for purchased or licensed software related to our technology improvement plan under Statement of Financial Accounting Standards No. 86, “ Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Under these arrangements, we have alternative future uses for purchased software related to our technology improvement plan and we generally have the right to sub-license this software to other third parties. See Note 13 of the notes to Consolidated Financial Statements.

      The implementation costs of our Oracle ERP system incurred during the preliminary project stage were expensed; costs incurred during the application development stages were capitalized and costs incurred during

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the post-implementation /operation stage were expensed. Due to the extensive use of external consultants to minimize the burden on our internal staffing, internal resources used during the application development phases were limited, and we have not capitalized internal costs.

Long-Lived Assets

      Property, plant and equipment and gaming operations machines are stated at cost and depreciated using the straight-line method over their estimated useful lives. Significant replacements and improvements are capitalized. Other maintenance and repairs are expensed. The annual provision for depreciation has been computed in accordance with the following ranges of asset lives: buildings and improvements 10 to 30 years; leasehold improvements over the lease term; machinery and equipment three to eight years, gaming operations machines two to three years, and furniture and fixtures 10 years.

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

      Goodwill and indefinite lived intangible assets are not amortized but are reviewed annually, or more frequently if an event occurs or circumstances change, for indications that the asset might be impaired. Any impairment loss is charged to expense in the period in which such loss is determined. Identified intangible assets with finite lives, including licensed technology and patents, are amortized using the straight-line method over their estimated useful lives. We continually evaluate the reasonableness of the useful lives of these assets, and any change in the lives assigned to amortizable assets will impact results of operations.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under agreements with licensees who are generally located in geographic or other markets where we are not active, we are paid royalties based upon our licensees’ purchase or placement of gaming devices with our licensed themes, artwork and other intellectual property. Royalties are recorded as earned when collectibility is reasonably assured.

Advertising Expense

      The cost of advertising is charged to expense as incurred. The cost of advertising for fiscal 2004, 2003 and 2002 was $0.6 million, $0.7 million and $0.8 million, respectively.

Research and Development Costs

      As a result of the gaming license requirements and regulatory approvals necessary to commercialize products in our business, our products reach technological feasibility shortly before products are released to manufacturing. Accordingly, internal research and development expenditures relating to the development of new products, including improvements to existing products, are expensed as incurred.

Foreign Currency Translation

      The local currency is the functional currency (primary currency in which business is conducted) for our operations in Canada, Spain, Australia, the United Kingdom and South Africa. Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded in a separate component of stockholders’ equity. Gains or losses resulting from transactions in other than the functional currency are reflected in net income.

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

Earnings (loss) per share

      The reconciliation of the numerators and denominators of the basic and diluted earning (loss) per share was:

	Year Ended June 30, 2004

			Per Share
	Loss	Shares	Amount

	(in millions, except per share
	amounts)
Basic EPS
Loss applicable to common stock	$(0.9)	29.7	$(0.03)
Effect of dilutive securities:
— options	—	—	—
— warrants	—	—	—
— convertible notes	—	—	—

Diluted EPS
Loss applicable to common stock	$(0.9)	29.7	$(0.03)

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended June 30, 2003

			Per Share
	Loss	Shares	Amount

	(in millions, except per share
	amounts)
Basic EPS
Loss applicable to common stock	$(8.3)	30.4	$(0.27)
Effect of dilutive securities
— options	—	—	—
— convertible notes	—	—	—

Diluted EPS
Loss applicable to common stock	$(8.3)	30.4	$(0.27)

	Year Ended June 30, 2002

			Per Share
	Income	Shares	Amount

	(in millions, except per share
	amounts)
Basic EPS
Income applicable to common stock	$9.9	32.1	$0.31
Effect of dilutive securities — options	—	0.4	(0.01)

Diluted EPS
Income applicable to common stock	$9.9	32.5	$0.30

	Year Ended June 30,

	2004	2003	2002

If WMS had recognized income:
Impact of incremental stock options and warrants that would have resulted in additional diluted shares outstanding under the treasury stock method	1.4	0.4	Not Applicable
If WMS had recognized income in excess of $0.40 per share:
Common stock issued upon conversion of the 2.75% convertible subordinated notes	5.8	0.1	—
Excluded anti-dilutive common stock equivalents due to the option grant price exceeding the market price for WMS common stock:
Stock options and warrants	0.3	2.5	0.9

      Shares of common stock underlying options and our $115.0 million of convertible subordinated notes were not included in the computation of diluted earnings per share because the effect of their conversion would have been anti-dilutive.

      The 52,312 shares of unearned restricted stock granted in May 2004 were not included in the computation of diluted loss per share in fiscal 2004. In addition, the 29,912 shares of unearned restricted stock granted in June 2003 were also not included in the computation of diluted loss per share in fiscal 2004 or 2003. The 250,000 shares of unearned restricted stock granted in 2002 were not included in the computation of diluted loss per share in fiscal 2003 or 2002. See Note 11.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table presents a comparison of the reported net income (loss), earnings (loss) per share and compensation cost of options granted to employees to the pro forma amounts that would have been reported if stock option compensation expense had been determined using the fair value method allowed by SFAS No. 123 for the three years ended June 30, 2004:

	2004	2003	2002

	(In millions, except per share
	amounts)
As reported:
Net income (loss)	$(0.9)	$(8.3)	$9.9

Earnings (loss) per share:
Basic	$(0.03)	$(0.27)	$0.31
Diluted	$(0.03)	$(0.27)	$0.30
Stock based employee compensation cost, net of related tax effects, included in the determination of net income (loss)	$0.4	$—	$—

Pro forma amounts if the fair value method had been applied to all stock compensations awards:
Pro forma net income (loss)	$(8.9)	$(15.2)	$3.3

Pro forma earnings (loss) per share:
Basic	$(0.30)	$(0.50)	$0.10
Diluted	$(0.30)	$(0.50)	$0.10
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss)	$8.4	$6.9	$6.6

      The pro forma fair value of each option grant is estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2004, 2003 and 2002: dividend yield 0% for all three years; expected volatility of 0.36 in fiscal 2004, 0.46 in fiscal 2003 and 0.44 in fiscal 2002; risk-free interest rates of 4.00% in 2004, 3.56% in 2003, and 4.00% in 2002; and expected life of the options of six years for all three years. The weighted average pro forma fair value, using the Black-Scholes assumptions noted above, of the options granted during fiscal 2004, 2003, and 2002 was $12.13, $6.52 and $8.04, respectively.

Recently Issued Accounting Standards

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments; 1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets; 2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which includes put options and forward purchase contracts; and 3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index,

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or varies inversely with the value of the issuer’s shares. In general, Statement No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 did not have an impact on our consolidated financial position, results of operations, cash flows or related disclosures.

      In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement revises the requirements for employers’ disclosures about pension and other postretirement benefit plans. The statement is effective for fiscal years beginning after December 15, 2003. We have two frozen defined benefit pension plans related to former businesses that we have previously accounted for as discontinued operations. We adopted SFAS No. 132 effective January 1, 2004 and such adoption did not have an impact on our disclosures as the provisions of SFAS No. 132 indicate it should not be applied to immaterial amounts.

      In March 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statement 123 and 95”. This proposed standard would impact the accounting for stock-based payments. The standard, which is proposed to be effective for fiscal years beginning after December 15, 2004, would require that we recognize an expense for our stock-based payment programs, including stock options. We are currently evaluating the provisions of this proposed standard to determine its impact on our future financial statements, if adopted.

Note 3: Reclassification of Tax Advance to Midway Games Inc.

      Our 2003 Consolidated Statement of Operations for the year ended June 30, 2003 reflected the write-off of a $3.9 million tax advance to Midway Games Inc. (Midway) as current federal tax expense. We have reclassified this amount from income tax expense to interest and other income and expense in this year’s presentation of our 2003 Consolidated Statement of Operations.

      The tax advance receivable from Midway under tax sharing and separation agreements represents a cash advance accrued in June 2003 to this former subsidiary that was spun-off from WMS in 1998. The payment was made in July 2003 because WMS net operating loss carry-backs for pre-spin off years prevented Midway from realizing tax benefits of carrying back its post spin-off net operating losses to pre-spin-off years. The payment represents an adjustment to the spin-off value of Midway, which was treated as a tax-free dividend to WMS stockholders at the spin-off date. The amount is repayable by Midway under the agreements, upon a change of control of Midway or on its return to profitability for tax purposes, which would enable Midway to realize the tax benefit on its tax returns. The write off was due to the uncertainty of the payback period from Midway of the amount advanced.

Note 4: Information on Geographic Areas

      Product sales and gaming operations revenues from customers in Europe, Canada, Latin America and Asia amounted to approximately $59.9 million or 26.0%, $48.4 million or 27.1%, $30.7 million or 17.6% of total revenues for fiscal 2004, 2003, and 2002 respectively. Substantially all of our revenues from customers

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outside the United States are denominated in U.S. dollars. At June 30, 2004, 2003 and 2002, 18.1%, 19.7% and 19.2% respectively, of trade accounts receivable are from customers located outside of the United States.

	Year Ended June 30

	2004	2003	2002

	(in millions)
Revenues:
United States	$170.3	$130.3	$144.0
Russia	19.5	16.3	3.7
Canada	10.8	9.7	11.8
All others, less than 3% each	29.6	22.4	15.2

Total	$230.2	$178.7	$174.7

Long-lived assets:
United States	$77.6	$75.7	$71.2
Canada	0.5	1.0	1.3
All others, less than 1% each	0.5	1.1	.6

Total	$78.6	$77.8	$73.1

      The geographic sales information is by country of destination. Our operations outside the United States include participation games located in Canada, Europe and South Africa, sales offices in Spain and South Africa and a game development studio in Australia and the United Kingdom.

Note 5: Property, Plant and Equipment and Gaming Operations Machines

      At June 30, net property, plant and equipment were:

	2004	2003

	(in millions)
Land	$2.6	$2.6
Buildings and improvements	36.4	35.2
Machinery and equipment	37.7	28.7
Furniture and fixtures	6.8	6.5

	83.5	73.0
Less accumulated depreciation	(29.8)	(22.8)

Net property, plant and equipment	$53.7	$50.2

      At June 30, net gaming operations machines were:

	2004	2003

	(in millions)
Gaming machines	$80.4	$76.3
Less accumulated depreciation	(55.5)	(48.7)

Net gaming operations machines	$24.9	$27.6

      We reclassified $0.2 million and $2.3 million net book value of gaming operations machines to inventory during fiscal 2004 and 2003, respectively.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6: Other Assets

      At June 30, other assets were:

	2004	2003

	(in millions)
Prepaid royalties and licensing advances	$22.8	$11.1
Deferred tax assets — non-current, net	5.5	1.9
Notes receivable	0.8	2.0
Goodwill	2.3	1.6
Debt issuance costs, net	3.8	3.5
Other	3.2	2.4

Total other assets	$38.4	$22.5

Note 7: Intangible Assets

      At June 30, intangibles assets were:

	2004	2003

	(in millions)
Prepaid royalties and licensing advances	$37.2	$17.7
Accumulated amortization	(9.7)	(4.5)

	$27.5	$13.2

Goodwill	$2.3	$1.6

Patents application costs	$1.9	$0.5

      At June 30, 2004 and 2003 both goodwill and patents application costs have no accumulated amortization. Once issued, patents will be amortized over four to seventeen years.

      Prepaid royalties and licensing advances at June 30, 2004 and 2003 include both current and non-current asset balances. Amortization expense for prepaid royalties and licensing advances, which is charged to cost of products sales and costs of gaming operations, was $5.2 million, $3.5 million and $1.0 million for fiscal 2004, 2003 and 2002, respectively.

      The estimated aggregate amortization expense as of June 30, 2004 for each of the next five years is as follows:

(in millions)

2005	$4.7
2006	10.0
2007	8.8
2008	3.4
2009	1.4

      The estimated aggregate future intangible amortization as of June 30, 2004 does not reflect the significant commitments we have for future payments for royalties and licenses. See Note 13.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8: Other Accrued Liabilities

      At June 30, other accrued liabilities were:

	2004	2003

	(in millions)
Accrued property taxes	$1.2	$1.1
Midway tax separation liability	—	4.0
Royalties payable	9.9	4.9
Software anomaly reserves	0.4	1.7
Sales taxes payable	1.6	1.0
Deferred revenue	3.0	1.0
Accrued interest	1.5	—
Other accrued liabilities	1.4	2.3

Total other accrued liabilities	$19.0	$16.0

Note 9: Income Taxes

      The following is a summary of income (loss) before income taxes of U.S. and international operations for the three years ended June 30, 2004:

	2004	2003	2002

	(in millions)
United States	$(4.0)	$(20.0)	$14.9
International	1.0	1.1	0.6

Total	$(3.0)	$(18.9)	$15.5

      Significant components of the provision (benefit) for income taxes for the three years ended June 30, 2004 were:

	2004	2003	2002

	(in millions)
Current
Federal	$—	$(7.8)	$4.5
State	—	—	0.6
Foreign	0.7	0.5	0.3

Total current	0.7	(7.3)	5.4
Deferred
Federal	(8.5)	(2.6)	(0.1)
State	(1.0)	(1.0)	—
Foreign	—	0.1	(0.1)

Total deferred	(9.5)	(3.5)	(0.2)
Tax benefit resulting from stock options	6.7	0.2	0.4

Income tax provision (benefit), net	$(2.1)	$(10.6)	$5.6

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Significant components of our deferred tax assets and liabilities at June 30 were:

	2004	2003

	(in millions)
Deferred tax assets resulting from:
Current:
Net operating loss carry-forward (NOL)	$8.5	$2.3
Research and development tax credit carry-forward	1.9	1.2
Receivables valuation	1.1	1.0
Inventory valuation	2.0	1.6
Accrued items not currently deductible	1.1	1.5

Total Current	14.6	7.6

Non-current:
Foreign tax credit carry-forward (FTC)	1.8	1.2
Book over tax depreciation	3.5	0.5
Other non-current	0.6	0.2

Total non-current deferred tax assets	5.9	1.9

Valuation allowance, relating to foreign NOL’s and FTC	(1.8)	—

Net deferred tax assets	18.7	9.5
Deferred tax liabilities resulting from:
Other	0.0	0.3

Net deferred tax assets	$18.7	$9.2

      No deferred tax provision has been made for United States taxes related to approximately $2.7 million of undistributed earnings of foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when the remittance occurs.

      At June 30, 2004, we had $1.9 million of research and development tax credit carry-forwards expiring from 2021 through 2024, $1.8 million of foreign tax credit carry-forwards expiring from 2006 through 2009, $38.2 million of state net operating loss carry-forwards expiring from 2008 through 2019, $19.9 million of net federal operating loss carry-forwards expiring in 2023 and 2024 and $1.0 million of foreign net operating loss with unlimited carry-forward.

      At June 30, 2004, we believe it is more likely than not that we will realize substantially all of the benefit of these net deferred tax assets, including the net operating loss carry-forwards and research and development tax credit carry-forwards. Accordingly, we have only provided a minimal valuation allowance against these deferred tax assets. In determining the level of required valuation allowance, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. However, additional valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes differs from the amount computed using the statutory federal income tax rate for fiscal 2004, 2003 and 2002 as follows:

	2004	2003	2002

Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal benefit	(4.0)	(2.9)	2.9
Dividend received deduction on investment income	(4.6)	(2.0)	(2.6)
Research tax credits	(15.7)	(3.0)	(1.8)
Permanent items	3.2	0.7	1.4
Foreign rate differential	(11.2)	1.6	—
Change of prior years’ taxes	1.4	(12.5)	—
Export sales benefit	(13.8)	(2.2)	(0.4)
Alternative minimum tax credit	—	(8.4)	—
South African losses without current tax benefit	8.6	—	—
Other, net	0.2	7.6	1.6

Effective tax rate	(70.9)%	(56.1)%	36.1%

      Other, net in our fiscal 2003 provision reflects a 7.8% or $3.9 million non-deductible pre-tax write off related to the tax impact of fully reserving our tax advance receivables from Midway, a former subsidiary, under terms of tax sharing and separation agreements entered into prior to the spin-off date due to the uncertainty of the payback period.

Note 10: Line of Credit and Convertible Subordinated Notes

      We renewed an unused line of credit for $50.0 million under a revolving credit agreement for a one-year term to May 21, 2005, which contains usual credit terms for a bank line. No borrowing occurred on the line in fiscal 2004 and 2003.

      In June 2003, we issued $100.0 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. On July 3, 2003, we issued an additional $15 million of convertible subordinated notes under identical terms to cover an over allotment option granted to the initial purchaser of the notes. The notes are exchangeable at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, which commenced on January 15, 2004. None of the holders have converted any of their convertible subordinated notes into our common stock.

      We have no maturities of debt or sinking fund requirements through June 30, 2010.

      Our loan agreement requires that we maintain a minimum amount of tangible net worth and certain financial ratio covenants which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At June 30, 2004, approximately $29.4 million is available for such distributions under the most restrictive of these covenants.

Note 11: Stockholders’ Equity and Common Stock Plans

      Our authorized common stock consists of 100.0 million shares of $.50 par value. Additionally, there are 5,000,000 shares of $.50 par value preferred stock authorized. The preferred stock is issuable in series, and the

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relative rights and preferences and the number of shares in each series are to be established by our Board of Directors.

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

      We utilize the Black-Scholes pricing model to determine the fair value of equity instruments issued in exchange for goods or services. During fiscal 2004 we issued warrants to a licensor. In valuing the warrants, we used the Black-Scholes model and incorporated the following assumptions: risk free rate 4.15%; expected volatility 0.54; expected life 10 years; and expected dividend-zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the warrants issued. Other assumptions, relating to the warrant’s life, strike price and our common stock price, were determined at the date the warrants were issued. We will recognize expense based on the terms of the underlying license agreement. No such instruments were issued in fiscal 2003. During fiscal 2002, we issued options to consultants and we incorporated the following assumptions into the model: risk free rate 4.00%; expected volatility 0.44; expected life 6 years; and expected dividend-zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the option issued. Other assumptions, relating to option life, strike price and stock price, are determined at the date the option is issued. The expense recognized is based on the vesting schedule of the options granted to consultants.

      During fiscal 2004, 2003 and 2002, we expensed $0.1 million, $0.1 million and $0.3 million, respectively, for the value of common stock options issued for services from consultants.

Common stock repurchase program

      In January 2002, our Board of Directors authorized a $20 million common stock repurchase plan to repurchase our common stock from time to time in open market or privately negotiated transactions. By August 2, 2002, this repurchase program was completed. In September 2002, our Board of Directors authorized a twelve-month plan to repurchase an additional $10 million of our common stock from time to time in open market or privately negotiated transactions. As of March 31, 2003, this repurchase program was completed. In April 2003, our Board of Directors authorized a new twelve-month plan to repurchase up to an additional $10.0 million of our common stock from time to time in open market or privately negotiated transactions. In June 2003, in conjunction with the completion of our private placement of convertible subordinated notes due 2010 to qualified institutional buyers, our Board of Directors authorized the expansion of this repurchase plan to $25.0 million. The June 2003 $25.0 million plan has now expired. Since the inception of the first common stock repurchase program in January 2002 through September 30, 2003, we have repurchased 3.2 million or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million at an average price of $13.31 per share.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables summarizes our stock repurchase activity in fiscal 2004, 2003 and 2002.

				Average
	Amount of		Cost of	Price
	Plan	Shares	Shares	per
Date of Board Stock Repurchase Plan Authorization	Authorization	Purchased	Purchased	Share

	(in millions except per share amounts)
Repurchases in fiscal 2002:
January 2002 Plan	$20.0	0.5	$8.6	$15.82

Total fiscal 2002 purchase activity		0.5	8.6	15.82
Repurchases in fiscal 2003:
January 2002 Plan		1.1	11.4	10.36
September 2002 Plan	10.0	0.8	10.0	12.00
April 2003/June 2003 Plan	25.0	0.5	7.5	15.22

Total fiscal 2003 purchase activity		2.4	28.9	12.29
Repurchases in fiscal 2004:
April 2003/June 2003 Plan		0.3	5.0	16.75

Total fiscal 2004 purchase activity		0.3	5.0	16.75

Grand total all plans, fiscal 2002-2004 activity		3.2	$42.5	$13.31

      On August 9, 2004 our Board of Directors authorized the repurchase of up to $20.0 million of the our common stock over the next twelve months. The purchases will be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

Stock Option and Treasury Bonus Plans

      At June 30, 2004, 4.1 million shares of common stock were reserved for possible issuance under stock option plans. We have stock option and treasury share bonus plans, as well as a policy of granting restricted stock, under which certain employees, officers, directors and consultants are participants. Under the stock option plans, we may grant nonqualified options on shares of common stock through the year 2012 and under certain plans, we may grant incentive stock options. Options may be granted to employees and under certain plans to officers, non-employee directors and consultants. The stock option committee has the authority to fix the terms and conditions upon which each option is granted, but in no event shall the term exceed ten years or the strike price generally be granted at less than 100% of the fair market value of the stock on the date of grant.

      Under Delaware law and our certificate of incorporation, authorized but unissued shares of our common stock may be granted as restricted stock from time to time as determined by our Board of Directors, except as limited by NYSE rules. Upon issuance of stock, unearned compensation equivalent to the market value of the shares granted on the grant date is charged to stockholders’ equity and is subsequently amortized to expense over the vesting period. In fiscal 2002, 250,000 restricted shares were granted with a weighted average fair value at grant date of $4.2 million, which were subsequently repurchased in fiscal 2003. In fiscal 2003, 29,912 shares with a weighted average fair value at grant date of $0.5 million were granted to four of our officers in lieu of any cash bonuses for fiscal 2003. In fiscal 2004, 52,312 shares with a weighted average fair value at grant date of $1.5 million were granted to certain of our executive officers and to vice presidents in lieu of any cash bonuses for fiscal 2004. Under both of these restricted grants, grantees are entitled to any cash dividends and to vote their shares, but may not sell or transfer their shares during the one-year vesting period.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our Treasury Share Bonus Plan for key employees covers 64,312 shares of common stock of which none were available for grant on June 30, 2004. The vesting and terms of the awards are determined at the discretion of management. Awards of 52,312 shares of treasury stock were outstanding under this plan at June 30, 2004; none were outstanding at June 30, 2003 or 2002.

      A summary of the status of our stock option plans for the three years ended June 30, 2004 is as follows:

		Weighted
	Options	Average
	(in millions)	Exercise Price

Outstanding at June 30, 2001	2.3	$13.03
Granted	1.3	16.70
Exercised	(0.1)	10.61
Forfeited	(0.1)	7.62

Outstanding at June 30, 2002	3.4	14.74
Granted	0.8	13.43
Exercised	(0.1)	6.56
Forfeited	(0.1)	17.99

Outstanding at June 30, 2003	4.0	14.57
Granted	1.0	27.16
Exercised	(1.1)	11.41
Forfeited	(0.1)	15.25

Outstanding at June 30, 2004	3.8	$18.72

      The following table summarizes information about stock options outstanding at June 30, 2004:

	Options outstanding			Options exercisable

		Weighted Average
	Number	Remaining	Weighted	Number	Weighted
	Outstanding	Contractual Life	Average	Outstanding	Average
Range of Exercise Prices	(in millions)	in Years	Exercise Price	(in millions)	Exercise Price

$ 2.69 — $ 5.25	0.1	3.5	$4.10	0.1	$4.10
7.13 — 10.50	0.3	5.5	8.86	0.2	8.84
10.75 — 16.04	1.1	7.9	13.98	0.7	13.60
16.88 — 22.88	1.4	6.8	19.06	0.9	19.07
24.83 — 32.17	0.9	9.5	27.18	0.3	24.89

$ 2.69 — $32.17	3.8	7.7	$18.72	2.2	$16.81

      At June 30, 2003, 2.2 million options with a weighted average exercise price of $13.94 per share were exercisable. At June 30, 2002, 1.5 million options with a weighted average exercise price of $13.27 per share were exercisable.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expire on September 14, 2013. The grant was exempt from registration under Section 5 of the Securities Act since it was made only to the licensor and did not involve any public offering under Section 4(2) of the Securities Act.

Repurchase of Stock Grant

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

Note 12: Concentration of Credit and Market Risk and Fair Value Disclosures of Financial Instruments

      Financial instruments, which potentially subject us to concentrations of credit and market risk, consist primarily of cash equivalents, short-term investments and trade notes and accounts receivable. By policy, we place our cash equivalents and short-term investments only in high credit quality securities and limit the amounts invested in any one security. However, our overnight cash balances are held by our main commercial bank. The accounts and notes receivable from the sale of gaming devices are generally from a large number of customers with no significant concentration other than in Nevada and Russia. No customers accounted for more than 10% of consolidated revenues in fiscal 2004, 2003 and 2002.

      The carrying amounts of cash, investments, accounts receivable, accounts payable, and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities. The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2004 and 2003, the fair value of the notes receivable approximated the carrying value.

      As of June 30, 2004, we had $115.0 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $151.0 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

Note 13: Commitments and Contingencies

      We lease certain office facilities and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at June 30, 2004 as follows:

(in millions)

2005	$2.1
2006	2.3
2007	2.1
2008	2.0
2009	1.8
Thereafter	9.4

$19.7

      Rent expense for fiscal 2004, 2003 and 2002 was $2.1 million, $2.0 million, and $1.8 million, respectively.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We routinely enter into license agreements with others for the use of intellectual properties in our products. These agreements generally provide for royalty and license advances when the agreements are signed, and provide for minimum guarantees as well as additional contingent payments based on future events. The total potential commitments at June 30, 2004 was $92.7 million, a significant increase from the amount at June 30, 2003 of $29.6 million. At June 30, 2004, we had total potential royalty and license commitments, advances and payments made, and potential future payments as follows:

	June 30, 2004

	Guaranteed	Contingent	Total Potential
	Minimums	Payments	Payments

	(in millions)
Total royalty and license commitments	$90.0	$2.7	$92.7
Advances and payments made	(36.2)	(0.0)	(36.2)

Potential future payments	$53.8	$2.7	$56.5

      Of the $36.2 million total advances and payments made through June 30, 2004, $8.7 million has been charged to expense and the remaining $27.5 million is included in the June 30, 2004 balance sheet; $4.7 million in other current assets and $22.8 million in other assets.

      As of June 30, 2004, we have potential royalty and license payments as follows:

	Year Ended June 30,

	Guaranteed	Contingent	Total Potential
	Minimums	Payments	Payments

	(in millions)
2005	$10.0	$2.2	$12.2
2006	10.5	0.5	11.0
2007	9.3	—	9.3
2008	8.9	—	8.9
2009	4.9	—	4.9
Thereafter	10.2	—	10.2

Total	$53.8	$2.7	$56.5

      In January 2002, we announced a three-part technology improvement plan to stabilize the operating system software in our gaming devices. As part of this technology improvement plan, we have pursued alternative strategies for each phase of the plan, including licensing technologies from third parties. For the short-term phase of the plan, our internally developed version of the operating system continues to successfully operate in casinos in jurisdictions where is has been installed. As a result, we no longer intend to use an alternative operating system, which was originally licensed, among other uses, to serve as a back up during the short-term phase of the plan. In fiscal 2003, we recorded a pre-tax charge of $2.8 million, or $1.7 million after-tax to write off this license agreement obligation. At June 30, 2004, we had guaranteed minimum payments related to technology alternatives aggregating $10.4 million, all of which had been paid as advances and $0.3 million had been recognized as expense. An additional $1.3 million of contingent payments may become payable based on future events. These amounts are included in the table above. If we determine that we will not realize the value of a particular licensed technology alternative, we will record an immediate charge against earnings at the time of such determination of up to $11.4 million if all of the alternatives were to have no further value to us.

      We had an agreement with IGT for the operation of SURVIVOR branded games on its wide-area progressive system. Under this agreement we recorded our 50% proportionate share of revenues and costs from operating activities and all of the assets we owned and liabilities we incurred in connection with the operating

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities in our consolidated financial statements under this agreement. In fiscal 2003, we expensed $0.4 million pre-tax related to an estimated impairment of the SURVIVOR intellectual property license and we recorded a pre-tax write down of approximately $1.1 million, to reduce the carrying value of SURVIVOR inventory to net realizable value. At June 30, 2004 and 2003, the net remaining book value of SURVIVOR related inventory and intellectual property assets and commitments for both companies was approximately $0.0 million and $2.6 million, respectively. In January 2004, the remaining SURVIVOR WAP themed system was shut down.

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

Note 14: Litigation

      On October 2, 2003, La Societe de Loteries du Quebec (Loto-Quebec) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (VLC) in the Superior Court of the Province of Quebec. The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

      The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class of 119,000 members is requesting damages totaling almost $700 million Canadian dollars, plus interest.

Note 15: Retirement Plans

      We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5 percent of covered employees’ compensation as defined in the plan. Our expense for the defined contribution plans totaled $1.6 million, $1.0 million, and $0.6 million in fiscal 2004, 2003 and 2002, respectively.

      We have two frozen defined benefit pension plans related to discontinued operations. Pension expense for these plans was not significant in the aggregate.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16:	Supplemental Disclosure Of Cash Flow Information and Summary of Non-cash Investing and Financing Activities

	Year Ended June 30,

	2004	2003	2002

	(in millions)
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$1.0	$.3	$11.5
Income tax refunds received	$6.6	$9.6	$10.4
Investment income received	$2.6	$2.1	$2.7
Interest paid	$1.8	$—	$—
Schedule of Non-cash Investing Activities
Gaming operations machines transferred to inventory	$0.2	$2.3	$—
Issuance of 250,000 stock warrants to licensor	$3.9	$—	$—
Schedule of Non-cash Financing Activities
Write down of tax advance receivables from Midway under tax sharing and separation agreements	$—	$4.0	$—
Reversal of stock option benefits from Midway under tax sharing and separation agreements	$—	$3.0	$—

      The tax advance receivable from Midway under tax sharing and separation agreements represents a cash advance accrued in June 2003 to this former subsidiary that was spun-off from WMS in 1998. The payment was made in July 2003 because WMS net operating loss carry-backs for pre-spin off years prevented Midway from realizing tax benefits of carrying back its post spin-off net operating losses to pre-spin-off years. The payment represents an adjustment to the spin-off value of Midway, which was treated as a tax-free dividend to WMS stockholders at the spin-off date. The amount is repayable by Midway under the agreements, upon a change of control of Midway or on its return to profitability for tax purposes, which would enable Midway to realize the tax benefit on its tax returns. The write off was due to the uncertainty of the payback period from Midway of the amount advanced.

      The reversal of stock option benefits relates to the exercise of WMS stock options by Midway employees in fiscal 2000 and 1999 subsequent to the Midway spin-off. Under the terms of the tax sharing agreement, due to Midway not receiving the full tax benefit of its post spin-off net operating losses caused by the provision in lieu benefits from the stock option exercises, the $3 million was paid by WMS to Midway in fiscal 2000. This amount is repayable by Midway under the agreements, upon a change of control of Midway or on its return to profitability for tax purposes, which would enable Midway to realize the tax benefit on its tax returns. The reversal of the stock option benefit was due to the uncertainty of the payback period from Midway of the amount advanced.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17: Quarterly Financial Information (unaudited)

      Summarized quarterly financial information for fiscal 2004 and 2003 is as follows:

	Sept. 30	Dec. 31	Mar. 31	June 30
	2003	2003	2004	2004

	(in millions, except per share amounts)
Fiscal 2004 Quarters
Revenues	$46.7	$51.5	$63.8	$68.2
Gross profit	27.4	29.3	34.6	36.2
Net income (loss)	(1.9)	(0.4)	0.5	0.9
Per share of common stock:
Basic:
Net income (loss)	$(0.06)	$(0.01)	$0.02	$0.03

Shares used	29.3	29.5	29.9	30.1

Diluted:
Net income (loss)	$(0.06)	$(0.01)	$0.02	$0.03

Shares used	29.3	29.5	30.8	31.2

	Sept. 30	Dec. 31	Mar. 31	June 30
	2002	2002	2003	2003

	(in millions, except per share amounts)
Fiscal 2003 Quarters
Revenues	$42.4	$43.6	$41.8	$50.9
Gross profit	26.4	27.7	24.4	27.1
Net income (loss)	0.7	(1.8)	(2.0)	(5.2)
Per share of common stock:
Basic:
Net income (loss)	$0.02	$(0.06)	$(0.06)	$(0.17)

Shares used	30.9	30.6	30.3	29.8

Diluted:
Net income (loss)	$0.02	$(0.06)	$(0.06)	$(0.17)

Shares used	31.2	30.6	30.3	29.8

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

      The June 2003 quarter includes an after tax charge of $2.2 million, related to the purchase of rights to restricted stock at a discount from market value, an after tax charge of $2.1 million to write off inventory and distribution rights for RAPID ROULETTE, an after tax charge of $0.7 million, related to the estimated impairment of SURVIVOR related inventory, and an after-tax credit of $3.4 million, for tax adjustments

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resulting from finalizing prior year tax returns and a $4.0 million pre-tax and after-tax charge pursuant to tax sharing and separation agreements with Midway.

      The June 2004 quarter includes an after tax benefit of $1.1 million, to adjust our effective tax rate for fiscal 2004 given our overall pre-tax loss and greater tax credits than originally anticipated.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2004, 2003 and 2002

Column A	Column B	Column C	Column D	Column E

		Additions

		Charged	Charged	Deductions	Balance
	Balance at	to	to	for	at
	Beginning	Costs and	Other	Amounts	End of
Description	of Period	Expenses	Accounts	Written Off	Period

Allowance for receivables:
2004	$2,354,000	$266,000	$—	$—	$2,620,000
2003	$2,642,000	$—	$—	$288,000	$2,354,000
2002	$3,931,000	$—	$—	$1,289,000	$2,642,000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of September, 2004.

WMS INDUSTRIES INC.

By:	/s/ BRIAN R. GAMACHE

Brian R. Gamache
President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ BRIAN R. GAMACHE Brian R. Gamache	President, Chief Executive Officer and Director (Principal Executive Officer)	September 2, 2004

/s/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)	September 2, 2004

/s/ LOUIS J. NICASTRO Louis J. Nicastro	Chairman of the Board	September 2, 2004

/s/ NORMAN J. MENELL Norman J. Menell	Vice Chairman of the Board	September 2, 2004

/s/ Harold H. Bach Jr. Harold H. Bach Jr.	Director	September 2, 2004

/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	September 2, 2004

/s/ WILLIAM E. MCKENNA William E. Mckenna	Director	September 2, 2004

/s/ DONNA B. MORE Donna B. More	Director	September 2, 2004

/s/ NEIL D. NICASTRO Neil D. Nicastro	Director	September 2, 2004

/s/ HARVEY REICH Harvey Reich	Director	September 2, 2004

/s/ David M. Satz, Jr. David M. Satz, Jr.	Director	September 2, 2004

/s/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	September 2, 2004

Exhibit Index

Exhibit	Description

3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to WMS’s Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 10-K”).
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of State of the State of Delaware on February 25, 1998, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.
3.3	Form of Certificate of Designations of Series A Preferred Stock incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 1 to WMS’s Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the “Form 8-A”).
3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
4	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.
10.1	1991 Stock Option Plan, as amended, incorporated by reference to the 1994 10-K.
10.2	1993 Stock Option Plan, incorporated by reference to the 1994 10-K.
10.3	1994 Stock Option Plan, incorporated by reference to Appendix A to WMS’s Definitive Proxy Statement dated December 12, 1994.
10.4	Form of Indemnity Agreement authorized to be entered into between WMS and each officer and director approved by the Board of Directors, incorporated by reference to the 1994 10-K.
10.5	WMS Industries Inc. Treasury Share Bonus Plan adopted April 19, 1993, incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.
10.6	Voting Proxy Agreement dated September 21, 1995 among Louis J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and National Amusements, Inc., incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.
10.7	Tax Sharing Agreement dated as of July 1, 1996 among WMS, Midway, Atari Games Corporation and others, incorporated by reference to Midway’s Registration Statement on Form S-1 (File No. 333-11919).
10.8	Amendment to Article III, Section 3 (Option Adjustments) of 1991 Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS’s definitive proxy statement filed with the Commission on December 11, 1996 (the “1996 Proxy Statement”).
10.9	Amendment to Article III, Section 3 (Option Adjustments) of 1993 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.
10.10	Amendment to Article III, Section 3 (Option Adjustments) of 1994 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.
10.11	1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’s Registration Statement No. 333-57585 on Form S-8 filed with the Commission on June 24, 1998.
10.12	Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to WMS’ Current Report on Form 8-K filed April 17, 1998.
10.13	Tax Separation Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to the Midway 1998 Annual Report on Form 10-K.

Exhibit	Description

10.14	Tax Indemnification Agreement dated as of April 6, 1998 between WMS and Midway, incorporated by reference to the Midway 1998 10-K.
10.15	Worldwide Merchandising Agreement/ License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to WMS’s Registration Statement No. 333-83021 on Form S-3 filed with the Commission on July 16, 1999 (the “1999 S-3”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.
10.16	Amendment dated 1998 to License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to the 1999 S-3. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.
10.17	2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000 (the “2000 10-K”).
10.18	Employment Agreement between Scott D. Schweinfurth and WMS dated May 19, 2000, incorporated by reference to the 2000 10-K.
10.19	Employment Agreement between Orrin J. Edidin and WMS dated May 8, 2000, incorporated by reference to the 2000 10-K.
10.20	Employment Agreement between Robert R. Rogowski and WMS dated May 1, 2000, incorporated by reference to WMS’ Quarterly Report on the Form 10-Q for quarter ended September 30, 2000.
10.21	2000 Stock Option Plan, incorporated by reference to Appendix B to WMS’ Proxy Statement for its 2001 Annual Meeting filed with the Commission on December 8, 2000.
10.22	Amendment 1 to Employment Agreement between Scott D. Schweinfurth and WMS dated June 4, 2001, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”).
10.23	Amendment 1 to Employment Agreement between Orrin J. Edidin and WMS dated June 4, 2001, incorporated by reference to the 2001 10-K.
10.24	Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS dated June 14, 2001, incorporated by reference to the 2001 10-K.
10.25	Employment Agreement between Brian R. Gamache and WMS dated as of June 15, 2001, incorporated by reference to the 2001 10-K.
10.26	Amended and Restated Employment Agreement between Seamus M. McGill and WMS dated as of February 1, 2001, incorporated by reference to the 2001 10-K.
10.27	Letter Amendment to Tax Separation Agreement dated September 24, 2001, incorporated by reference to the 2001 10-K.
10.28	Amendment 2 to Employment Agreement between Scott D. Schweinfurth and WMS dated November 15, 2001 incorporated by reference to WMS’ Quarterly Report on the Form 10-Q for quarter ended December 31, 2001 (the “2001 2Q 10-Q”).
10.29	Amendment 2 to Employment Agreement between Orrin J. Edidin and WMS dated November 15, 2001 incorporated by reference to the 2001 2Q 10-Q.
10.30	Amendment 1 to Amended and Restated Employment Agreement between Seamus M. McGill and WMS dated November 15, 2001 incorporated by reference to the 2001 2Q 10-Q.
10.31	Restricted Stock Agreement between WMS Industries Inc. and Louis J. Nicastro dated March 1, 2002, incorporated by reference to our Registration Statement on Form S-8 (File No. 333-87676) filed with the Commission on May 6, 2002.
10.32	2002 Stock Option Plan, incorporated by reference to Appendix B to WMS Proxy statement for its 2003 Annual Meeting, filed with the Commission on September 25, 2002.
10.33	Voting Proxy Agreement dated November 8, 2003 among Louis J. Nicastro, Neil D. Nicastro, WMS and Phyllis G. Redstone, incorporated by reference to WMS’ Current Report on Form 8-K filed November 12, 2002.

Exhibit	Description

10.34	Employment offer letter dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “2003 3Q 10-Q”).
10.35	Relocation compensation letter dated March 6, 2003 between our wholly owned subsidiary, WMS Gaming Inc. and Seamus McGill, Executive Vice President of Sales and Marketing of WMS Gaming Inc., incorporated by reference to the 2003 3Q 10-Q.
10.36	Purchase and Settlement Agreement between WMS Industries Inc. and Louis J. Nicastro dated May 7, 2003, incorporated by reference to the 2003 3Q 10-Q.
10.37	Relocation compensation letter dated May 12, 2003 between WMS and Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to the 2003 3Q 10-Q.
10.38	Restricted Stock Agreement between WMS Industries Inc. and Brian R. Gamache dated June 12, 2003, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2003 (the “2003 10-K”).
10.39	Restricted Stock Agreement between WMS Industries Inc. and Scott D. Schweinfurth dated June 12, 2003, incorporated by reference to the 2003 10-K.
10.40	Restricted Stock Agreement between WMS Industries Inc. and Orrin J. Edidin dated June 12, 2003, incorporated by reference to the 2003 10-K.
10.41	Restricted Stock Agreement between WMS Industries Inc. and Seamus McGill dated June 12, 2003, incorporated by reference to the 2003 10-K.
10.42	Indenture dated June 25, 2003 between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003 (the “2003 8-K”).
10.43	Form of Note (contained in and incorporated by reference to Exhibit A to the Indenture filed as Exhibit 4.1 to the 2003 8-K).
10.44	Registration Rights Agreement dated June 25, 2003 between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference to the 2003 8-K.
10.45	Warrant to purchase common stock of the Registrant, issued to Hasbro, Inc., incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “2003 1Q 10-Q”).
10.46	Amendment No. 3, dated December 16, 2002 to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to the 2003 1Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.47	Amendment No. 4, dated September 15, 2003 to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to the 2003 1Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.48	License and Development Agreement between WMS Gaming Inc. (“WGI”) and Sierra Design Group (“SDG”), dated as of April 24, 2002, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “2003 2Q 10-Q”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.49	First Amendment to License and Development Agreement between WGI and SDG, dated June 12, 2003, incorporated by reference to the 2003 2Q 10-Q the quarter ended December 31, 2004. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.50	Second Amendment to License and Development Agreement between WGI and SDG, dated July 15, 2003, incorporated by reference to the 2003 2Q 10-Q.
10.51	Third Amendment to License and Development Agreement between WGI and SDG, dated November 7, 2003, incorporated by reference to the 2003 2Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.

Exhibit	Description

10.52	Amended and Restated Employment Agreement between WMS and Seamus McGill dated February 24, 2004, incorporated by reference to the WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
10.53	License Agreement dated September 18, 2000 between our wholly owned subsidiary, WMS Gaming Inc., and International Game Technology as successor to Anchor Gaming. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.54	Letter Amendment to License and Development Agreement between WGI and SDG, dated February 3, 2004. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.
10.55	Form of Restricted Stock Agreement between WMS Industries Inc. and each of Brian R. Gamache, Orrin J. Edidin, Scott D. Schweinfurth, Seamus McGill, Kathleen J. McJohn and Robert R. Rogowski, dated May 10, 2004.
10.56	Revolving Note between WMS Industries Inc. and LaSalle Bank National Association dated May 21, 2004.
10.57	Letter of Amendment to Employment Agreement between Brian R. Gamache and WMS dated as of August 11, 2004.
21	Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).
32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).