Form 10-Q
period 2004-09-30
WMS INDUSTRIES INC /DE/
filed 2004-11-05
CIK 350077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

YES   [X]   NO   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,547,999 of common stock, $.50 par value, were outstanding at November 1, 2004, excluding 1,817,204 shares held as treasury shares.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of dollars and shares, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Revenues:
Product sales	$53.4	$24.9
Gaming operations	21.7	21.8

Total revenues	75.1	46.7
Costs and expenses:
Cost of product sales	31.8	15.2
Cost of gaming operations	4.6	4.1
Research and development	12.1	10.3
Selling and administrative	15.6	13.6
Depreciation and amortization	6.8	6.3

Total costs and expenses	70.9	49.5

Operating income (loss)	4.2	(2.8)
Interest expense	(1.0)	(0.8)
Interest income, other income and expense, net	0.6	0.6

Income (loss) before income taxes	3.8	(3.0)
Provision (benefit) for income taxes	1.4	(1.1)

Net income (loss)	$2.4	$(1.9)

Basic income (loss) per share on common stock	$0.08	$(0.06)

Diluted income (loss) per share of common stock and common stock equivalents	$0.08	$(0.06)

Weighted-average common shares:
Basic common stock outstanding	30.3	29.3

Diluted common stock and common stock equivalents	31.0	29.3

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	September 30,	June 30,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26.2	$59.9
Restricted cash for progressive jackpots	0.8	0.5
Short-term investments	56.0	55.8

	83.0	116.2
Receivables, net of allowances of $2.5 and $2.6, respectively	57.5	52.5
Notes receivable, current portion	22.8	17.8
Inventories, at lower of cost (FIFO) or market:
Raw materials and work in progress	60.8	47.3
Finished goods	25.8	18.1

	86.6	65.4
Other current assets	28.9	26.1

Total current assets	278.8	278.0
Gaming operations machines	90.6	80.4
Less accumulated depreciation	(62.3)	(55.5)

Gaming operations machines, net	28.3	24.9
Property, plant and equipment	84.9	83.5
Less accumulated depreciation	(31.7)	(29.8)

Property, plant and equipment, net	53.2	53.7
Other assets	40.2	38.4

Total assets	$400.5	$395.0

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)

	September 30,	June 30,
	2004	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15.4	$17.1
Accrued compensation and related benefits	6.5	4.4
Other accrued liabilities	20.7	19.0

Total current liabilities	42.6	40.5
2.75% Convertible subordinated notes due 2010	115.0	115.0
Commitments and contingencies (See notes 10 and 11)
Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (100,000,000 shares authorized and 32,365,203 shares issued)	16.2	16.2
Additional paid-in capital	206.9	206.7
Retained earnings	45.5	43.1
Accumulated other comprehensive income	1.0	1.0
Unearned restricted stock (52,312 shares at both September 30, and June 30, 2004)	(0.9)	(1.3)
Treasury stock, at cost (1,961,780 shares at September 30, 2004 and 1,998,905 shares at June 30, 2004)	(25.8)	(26.2)

Total stockholders’ equity	242.9	239.5

Total liabilities and stockholders’ equity	$400.5	$395.0

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2.4	$(1.9)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	6.8	6.3
Deferred income taxes	1.4	(1.1)
Non-cash expenses	0.7	0.2
Tax benefit from exercise of stock options	0.1	1.2
Decrease from changes in operating assets and liabilities	(35.2)	(18.5)

Net cash used by operating activities	(23.8)	(13.8)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1.5)	(1.7)
Additions to gaming operations machines	(8.8)	(4.7)
Net change in short-term investments	(0.2)	2.9

Net cash used by investing activities	(10.5)	(3.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from the issuance of convertible notes	—	15.0
Debt issuance costs	—	(0.7)
Cash received on exercise of common stock options	0.6	1.6
Purchase of treasury stock	—	(5.0)

Net cash provided by financing activities	0.6	10.9
EFFECT OF EXCHANGE RATES ON CASH	—	(0.2)

Decrease in cash and cash equivalents	(33.7)	(6.6)
Cash and cash equivalents at beginning of period	59.9	99.6

Cash and cash equivalents at end of period	$26.2	$93.0

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

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2004.

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

Our condensed consolidated financial statements include the accounts of WMS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We accounted for our joint operating agreement with International Game Technology (IGT) for the SURVIVOR™ themed wide-area progressive (WAP) systems, for which no legal entity existed, in our consolidated financial statements by recording our proportionate share of revenues and expenses from operating activities and the full value of all of the assets we owned and liabilities we owed related to this agreement. The purpose of the joint operating agreement was to combine our licensing rights and game design expertise with the proprietary WAP system of IGT. We designed and marketed specified games, which were manufactured by IGT who placed such games in casinos on IGT’s WAP system. In January 2004, the remaining SURVIVOR themed WAP system was shut down. The total assets, total liabilities, total revenues and total expenses related to the joint operating agreement were not material to our consolidated financial statements for the periods presented.

Certain prior period balances have been reclassified to conform to the current period presentation.

3. EARNINGS (LOSS) PER SHARE

     The reconciliation of the numerators and denominators of the basic and diluted earnings per share was (in millions, except per share amounts):

	Three Months Ended September 30, 2004
			Per Share
	Income	Shares	Amount
Basic EPS
Earnings applicable to common stock	$2.4	30.3	$0.08
Effect of dilutive securities:
— options	—	0.6	—
— warrants	—	—	—
— convertible notes	—	—	—
— restricted stock	—	0.1	—

Diluted EPS
Earnings applicable to common stock	$2.4	31.0	$0.08

Three Months Ended September 30, 2003
Per Share
	Loss	Shares	Amount
Basic EPS
Loss applicable to common stock	$(1.9)	29.3	$(0.06)
Effect of dilutive securities:
— options	—	—	—
— warrants	—	—	—
— convertible notes	—	—	—
— restricted stock	—	—	—

Diluted EPS
Loss applicable to common stock	$(1.9)	29.3	$(0.06)

For the September 30, 2003 quarter, if WMS had recognized income, the total diluted shares outstanding would have increased based upon the hypothetical assumed exercise of stock options and warrants under the treasury stock method. For both the September 30, 2004 and 2003 periods, if sufficient income had been earned, the total diluted shares outstanding would have assumed the conversion of our 2.75% convertible subordinated notes.

The following table describes the number of additional shares that would have been included in the total diluted shares outstanding assuming the hypothetical exercise of stock options and warrants under the treasury stock method and the conversion of our 2.75% convertible subordinated notes (in millions):

	Three Months Ended
	September 30,
	2004	2003
If WMS had recognized income:
Impact of incremental stock options that would have resulted in additional diluted shares outstanding under the treasury stock method	Not applicable	0.7
If WMS had recognized income in excess of $0.10 per share
Common stock issuable upon conversion of the 2.75% convertible subordinated notes	5.8	5.8
Excluded anti-dilutive common stock equivalents due to the grant price exceeding the market price for WMS common stock:
Stock options and warrants	1.0	0.8

4.	STOCK OPTION COMPENSATION AND EARNINGS (LOSS) PER SHARE

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

The following table presents a comparison of the reported net income (loss), net income (loss) per share and compensation cost of restricted stock and options granted to employees to the pro forma amounts that would have been reported if compensation expense had been determined using the fair value method allowed by SFAS No. 123 for the periods presented (in millions of dollars, except per share amounts):

	Three Months Ended
	September 30,
	2004	2003
As Reported:
Net income (loss)	$2.4	$(1.9)

Income (loss) per share:
Basic	$0.08	$(0.06)
Diluted	$0.08	$(0.06)
Stock based employee compensation cost, net of related tax effects, included in the determination of net income (loss)	$0.2	$0.1

	Three Months Ended
	September 30,
	2004	2003
Pro forma amounts if the fair value method had been applied to all stock compensation awards:
Pro forma net loss	$(0.0)	$(5.5)

Pro forma net loss per share:
Basic	$(0.00)	$(0.19)
Diluted	$(0.00)	$(0.19)
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net loss	$2.6	$3.7

The following weighted average assumptions were used to value the options in the periods indicated:

	Three Months Ended
	September 30,
	2004	2003
Risk-free interest rate	4.75%	3.25%
Expected life	6 years	6 years
Expected volatility	.36	.54
Expected dividend yield	0	0

At both September 30, 2004 and 2003, the Company had approximately 4.3 million stock options and warrants outstanding, respectively.

In May 2004, 52,312 shares of restricted stock with a weighted average fair value at grant date of $1.5 million were granted to certain of our executive officers and to vice presidents on our executive committee, subject to the individual’s continued employment with WMS, in lieu of any cash bonuses for fiscal 2004. Under these restricted grants, grantees are entitled to any cash dividends and to vote their shares, but may not sell or transfer their shares during the one-year vesting period.

In June 2003, the Board of Directors approved a grant of restricted stock of 7,478 shares to four officers in lieu of any cash bonuses for fiscal 2003. The restricted shares vested on June 11, 2004. The 29,912 shares of unearned restricted stock were not included in the computation of diluted loss per share for the three months ended September 30, 2003.

The following summarizes the stock options exercised during the periods indicated (in millions except per share data):

	Three Months Ended
	September 30,
	2004	2003
Stock options exercised	0.1	0.2
Weighted average exercise price per share	$23.14	$7.72

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions of dollars)

	Three Months Ended
	September 30,
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—		$0.2
Income tax refunds received	$—		$0.3
Interest paid	$1.6	$	- -
Investment income received	$0.4		$0.5
Schedule of Non Cash Investing Activities:
Issuance of 250,000 stock warrants to licensor	$—		$3.9
Gaming operations machines transferred to inventory	$0.6		$0.2

6.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and totaled net income (loss) of $2.4 million and ($2.0) million for the three months ended September 30, 2004 and 2003, respectively.

7.	INTANGIBLE ASSETS

At September 30, and June 30, 2004 intangibles assets were (in millions):

	September 30,	June 30,
	2004	2004
Prepaid royalties and licensing advances	$40.5	$37.2
Accumulated amortization	(9.3)	(9.7)

	$31.2	$27.5

Goodwill	$2.3	$2.3

Patents costs	$2.8	$1.9

At September 30, and June 30, 2004 both goodwill and patents costs have no accumulated amortization. Once issued, patents will be amortized over four to seventeen years.

Prepaid royalties and licensing advances at September 30, and June 30, 2004 include both current and non-current asset balances. Amortization expense for prepaid royalties and licensing advances, which is charged to cost of products sales and costs of gaming operations, was $0.5 million and $0.6 million for the September 30, 2004 and 2003 quarters, respectively.

The estimated aggregate amortization expense as of September 30, 2004 for each of the next five years and thereafter is as follows (in millions of dollars):

2005	$5.7
2006	11.0
2007	9.9
2008	3.1
2009	0.9
Thereafter	0.6

The estimated aggregate future intangible amortization as of September 30, 2004 does not reflect the significant commitments we have for future payments for royalties and licenses. See Note 10.

8.	CONVERTIBLE SUBORDINATED NOTES AND LINE OF CREDIT

In September 2004, we amended our unused line of credit for $50.0 million under a revolving credit agreement ending May 21, 2005, which contains usual credit terms for a bank line, to provide additional flexibility for common stock repurchases. We did not borrow any amounts on this line during the three months ended September 30, 2004 or in fiscal 2004 and 2003.

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

Our loan agreement requires that we maintain a minimum net worth and certain financial ratio covenants, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At September 30, 2004, approximately $70.0 million is available for such distributions under the most restrictive of these covenants.

9.	STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

During the three months ended September 30, 2003, we purchased 0.3 million shares of our common stock on the open market for $5.0 million at an average price of $16.75 per share under the existing stock repurchase program authorized by our Board of Directors. No shares were repurchased since the September 30, 2003 quarter. This plan has now expired.

On August 9, 2004, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. No common stock purchases were made during the three months ended September 30, 2004.

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

In valuing the warrants, we used the Black-Scholes model and incorporated the following assumptions: risk free rate — 4.15%; expected volatility — .54; expected life — 10 years; and expected dividend — zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the warrants issued. Other assumptions, relating to the warrant’s life, strike price, and our common stock price, were determined at the date the warrants were issued. We recognize expense based on the terms of the underlying license agreement.

10.	COMMITMENTS AND CONTINGENCIES

We routinely enter into license agreements with others for the use of their intellectual properties in our products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guaranteed royalty payments as well as additional contingent payments based on future events. In the September 2004 quarter, we amended licensing agreements and entered into new licensing agreements, which increased our total potential royalty commitments. The total potential royalty commitments at September 30, 2004 increased to $95.6 million from $92.7 million at June 30, 2004. The total potential future royalty payments at September 30, 2004 decreased to $55.1 million from $56.5 million at June 30, 2004.

At September 30, 2004, we had total royalty commitments, advances and payments made and potential future royalty payments as follows (in millions):

	At September 30, 2004
			Total
	Guaranteed	Contingent	Potential
	Minimums	Payments	Payments
Total royalty commitments	$93.8	$1.8	$95.6
Advances and payments made	(40.5)	—	(40.5)

Future royalty payments	$53.3	$1.8	$55.1

Of the $40.5 million total advances and payments through September 30, 2004, $9.3 million has been charged to expense and the remaining $31.2 million is included in the September 30, 2004 balance sheet with $7.0 million in other current assets and $24.2 million in other assets.

As of September 30, 2004, we estimate that potential future royalty payments in each fiscal year will be as follows (in millions):

			Total
	Guaranteed	Contingent	Potential
Year Ended June 30,	Minimums	Payments	Payments
2005	$9.3	$1.3	$10.6
2006	10.7	0.5	11.2
2007	9.3	—	9.3
2008	8.9	—	8.9
2009	4.9	—	4.9
Thereafter	10.2	—	10.2

Total	$53.3	$1.8	$55.1

As part of our technology improvement plan, we have licensed technology from third parties. At September 30, 2004, we had guaranteed minimum payments related to such technologies aggregating $10.7 million, all of which had been paid as advances and $0.5 million had been charged to expense. An additional $1.0 million of contingent payments may become payable based on future events. These amounts are included in the table above. If we determine that we will not realize the value of a particular licensed technology, we will record an immediate charge against earnings at the time of such determination. If all of the contingent payments became due and all of the technologies were to have no further value to us, we would record a charge of up to $11.2 million.

11.	LITIGATION

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

OVERVIEW

Our historical product sales strength has been in the multi-line, multi-coin video product line, which, together with our VLT product, accounted for substantially all of our new product sales for the past three fiscal years. Our strategy has been to become a full service gaming device provider to casinos by developing and obtaining regulatory approval for three additional product lines:

•	mechanical reel games,

•	video poker games and

•	wide-area progressive (WAP) systems.

We believe these new product lines account for approximately 75% of the typical casino slot floor and represent a significant market share growth opportunity for us.

As a result of software anomalies that were present in our legacy operating system that ran our gaming devices, in January 2002, we began to execute a technology improvement plan to first stabilize and then modernize our operating system software. Customers were apprised of this technology improvement plan and our intention to introduce our new Bluebird®™ gaming cabinet and new CPU-NXT™ computer circuit board and operating system that would provide features and functionality that our existing products lacked. As a result, from January 2002 through November 2003, our product sales revenues declined from levels experienced in fiscal 2000 and 2001.

As we received regulatory approvals throughout fiscal 2004 for our new CPU-NXT computer circuit board and operating system, new Bluebird cabinet and new games from each of the six North American gaming labs, our product sales revenues increased, and we expect that they will continue to grow as we introduce new products on our new CPU-NXT operating system and obtain additional approvals. In fiscal 2005, 2006 and 2007, with all of the approvals in hand for all of our product lines, we expect growing market share with our new product lines: mechanical reel, video poker and wide-area progressive jackpots.

Technology Improvement Plan

In the first phase of this plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 has been approved by all six of the North American gaming labs, and we were required to and completed an upgrade of our hopper game operating system to version 2.57 in four jurisdictions. Other jurisdictions may require upgrades in the future. We are making version 2.57 available in other jurisdictions as an optional upgrade. Gaming Laboratories International, Inc. (GLI) and Nevada approved version 2.59, our printer upgrade version, in calendar 2003. Nevada and GLI are currently the only jurisdictions requiring all printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and we are making version 2.59 available in other approved jurisdictions as an optional upgrade. GLI required us to complete an upgrade of hopper-based games to version 2.57 and our printer based games to version 2.59 by December 2004. The GLI lab tests product for all of the Native American casinos and the Midwest riverboat casinos where in the aggregate we believe about 50% of our existing gaming devices are deployed.

The second phase of our technology improvement plan consisted of the development, approval and introduction of our new CPU-NXT computer circuit board and operating system. The commercial version of the CPU-NXT operating system was approved by GLI in September 2003 when we also received GLI approval for nine game themes on this new system. We subsequently received regulatory approvals from the other five North American gaming labs.

We also have received ticket-in ticket-out approvals and alternative peripheral equipment approvals from the six North American gaming labs, except for one ticket-in ticket-out approval in Nevada which we expect to receive in the December 2004 quarter.

We are evaluating specifications and requirements for an even more advanced gaming system that will be developed during the third phase of the technology improvement plan. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate resources to this longer-term effort.

Bluebird and CPU-NXT Commercialization

Our focus in the near term is to refresh our existing installed base of more than 50,000 video gaming devices in casinos through either replacement with new Bluebird video gaming devices or through CPU-NXT upgrade kits. We received the first approval from GLI for the marketable version of the Bluebird video cabinet at the end of November 2003. We have now received approvals from the other five North American gaming labs. Each jurisdictional approval of the CPU-NXT operating system also allows us to submit new games designed for use with that system to the regulators for approval, which enables us to sell and ship additional CPU-NXT upgrade kits. We now have the approvals for hardware peripheral options, such as alternative coin handling, printing and bill accepting equipment.

Customer acceptance of Bluebird video gaming devices and our new game themes continues to be very favorable. Since we started selling Bluebird video gaming devices in September 2003, we have executed corporate agreements or issued sales orders for over 25,000 Bluebird video gaming devices and CPU-NXT kits, addressing roughly 50% of the 50,000 plus WMS legacy video gaming devices in casinos. Through September 30, 2004, over 15,000 of these orders had been shipped, or approximately 30% of the 50,000 WMS legacy gaming devices. These corporate agreements are with multi-jurisdictional casino operators along with a number of tribal and individual casino properties. We expect order levels to continue at a strong pace as the Bluebird video gaming devices and new game themes are generating strong performance data, and we have all necessary regulatory approvals. We also expect strength in game conversion revenues over the next several quarters, as operators see the value and performance benefits of our CPU-NXT upgrade kits and printer upgrades.

Product Line Expansion Plan

In January 2004, we received Nevada regulatory approval for our new mechanical reel product and three new game themes, including two wide area progressive system game themes and one “for sale” game theme. We received GLI approval for our mechanical reel product and three new game themes in March 2004. We have now received regulatory approvals for our new mechanical reel operating system and the modifications for the Bluebird gaming cabinet in all six of the North American gaming labs. We launched this product line in September 2004 with six initial game themes. In Nevada, we have completed field trials and received approvals for three of the four ticket-in-ticket-out systems on the mechanical reel-spinning product for this important product.

For our new poker products, our first poker game, 3 WAY ACTION®™, was approved by GLI in June 2004, and we shipped our first game to customers in GLI territories in July 2004. We received approvals from two other gaming labs in the September 2004 quarter and expect to receive approval from the remaining three gaming labs in the December 2004 quarter.

In May 2004, we received Nevada Gaming Control Board and Nevada Gaming Commission approvals for our WAP. We launched the product in Nevada in late May 2004, one month earlier than our original expectation. We received GLI approval for our new progressive jackpot system also in May 2004 and launched the product in Native American casinos in June 2004. We received Colorado Department of Gaming approval in September 2004 and launched the product in Colorado casinos in September 2004. We have submitted the WAP to the Mississippi and New Jersey gaming regulators and expect to receive approval from each jurisdiction in Spring 2005 and Summer 2005, respectively.

Brand Licenses

During the September 2003 quarter, we extended our agreement with Hasbro, Inc. for the use of their MONOPOLY® brand through calendar year 2011. As a result of the extension, we intend to devote more development efforts to the MONOPOLY brand in the coming years. We launched five new MONOPOLY themed participation games in fiscal 2004 including our first proprietary WAP system featuring the MONOPOLY Money progressive jackpot.

In the March 2004 quarter, we launched the fifth game in the HOLLYWOOD SQUARES™ themed series of participation games called Tour of Stars™, and in July 2004, we launched the sixth game in the series, Prize Spin™.

In September 2003, we announced our agreement with Sony Pictures Consumer Products to develop, market and distribute MEN IN BLACK™ branded games. We introduced this new series of participation games in our new Bluebird cabinet in June 2004.

We launched MATCH GAME™ as a hybrid game in our new Bluebird cabinet in July 2004. MATCH GAME is the first game in our new Classic TV Game Show Series™ of hybrid games.

In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL® that we are developing as a wide-area progressive game for launch in late 2005.

Class II Gaming

Effective April 1, 2004, we executed an agreement with Multimedia Games Inc. (Multimedia) to expand and extend our relationship to address opportunities in Class II, Charitable Gaming and Tribal Instant Lottery Gaming (TILG) Markets. Through this new two-year agreement, Multimedia will license additional WMS game themes, and we will serve as Multimedia’s primary original equipment manufacturer of gaming cabinets.

Pursuant to the terms of the agreement, we will license to Multimedia our extensive game content library, including branded participation games, for exclusive placement (subject to our existing commitments) in Multimedia’s central determination system-based venues offering Class II, Washington State Class III, Charity, and TILG products. Multimedia has agreed to purchase a specified minimum number of game licenses annually during the two-year term of the agreement. Additionally, Multimedia will purchase minimum quantities of our new gaming cabinets for placement in the above noted markets in the form of either legacy cabinets or our award-winning Bluebird gaming cabinet, including slim-line versions of both cabinet styles.

CRITICAL ACCOUNTING POLICIES

During the quarter ended September 30, 2004, we made no changes in our critical accounting policies or in the application of those policies, as reported in our Annual Report on Form 10-K for the year ended June 30, 2004.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines. Our obligations under these arrangements and under our convertible subordinated notes at September 30, 2004, were as follows (in millions):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Leases	$19.1	$1.5	$4.4	$3.8	$9.4
Royalty Payments	53.3	9.3	20.0	13.8	10.2
Non-cancelable Raw Material
Purchase Orders	3.0	3.0
Convertible Subordinated Notes	115.0	—	—	—	115.0
Other, Including Guaranteed
Minimum Employment
Agreements	8.4	7.3	1.1	—	—

Total	$198.8	$21.1	$25.5	$17.6	$134.6

The total potential royalty commitments, including payments already made and those contingent upon future events, decreased from $56.5 million at June 30, 2004 to $55.1 million at September 30, 2004 due to payments of $4.3 million during the September 2004 quarter, partially offset by new and amended brand licensing agreements. Potential royalty commitments could continue to increase in the future as we enter into new brand licensing agreements.

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options and restricted stock to our employees, officers, directors and consultants and warrants to a licensor, and we have issued convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	September 30,	June 30,	Increase
(In millions of dollars)	2004	2004	(Decrease)
Total cash, cash equivalents and short-term investments	$83.0	$116.2	$(33.2)
Total current assets	278.8	278.0	0.8
Total assets	400.5	395.0	5.5
Total current liabilities	42.6	40.5	2.1
Long-term debt	115.0	115.0	—
Stockholders’ equity	242.9	239.5	3.4
Net working capital	236.2	237.5	(1.3)

Our current sources of liquidity for the three months ended September 30, 2004 were:

•	Existing cash, cash equivalents and short-term investments,

•	Non-cash expenses of $8.9 million and our net income of $2.4 million, and

•	Proceeds from stock option exercises of $0.6 million, excluding related tax benefits.

We believe that cash and cash equivalents and short-term investments of $83.0 million at September 30, 2004, inclusive of $0.8 million of restricted cash, will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, and the levels of inventories and receivables required in the operation of our business. For the next twelve months, we do not expect to be dependent on cash flow from operations and we do not expect to borrow any money under our revolving credit line. In fiscal 2005, 2006 and 2007 we expect cash flow from operations to increase significantly as we grow market share in our new product lines: mechanical reel, poker and wide area progressive systems. We do not believe we will need to raise additional capital in the short-term or long-term however, we will assess market opportunities as they arise.

In September 2004, we amended our unused line of credit for $50.0 million under a revolving credit agreement ending May 21, 2005, which contains usual credit terms for a bank line, to provide additional flexibility for common stock repurchases. We did not borrow any amounts on this line during the three months ended September 30, 2004 or during fiscal year 2004 and 2003.

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

During the three months ended September 30, 2004, our net working capital was essentially unchanged as cash was used to invest in accounts receivable, inventory and other current assets. Accounts and notes receivable, net, increased by $10.0 million due to higher new unit sales levels during the three months ended September 30, 2004. Inventory at September 30, 2004 increased by $20.6 million due to $10.0 million of higher levels of raw materials as we prepared for an increasing volume of business and $10.6 million for finished goods primarily due to $9.9 million of gaming operations machines and top boxes completed but not yet installed in casinos. Net royalty advances increased by $3.7 million due to new technology and brand license agreements we entered into or amended during the three months ended September 30, 2004. Current liabilities increased by $2.1 million due to higher accrued liabilities, including accrued royalties and compensation related liabilities. We have not experienced significant bad debt expense in any of the periods presented. We expect to continue to invest in working capital through fiscal 2005 and 2006 albeit at a slower pace than we have experienced in the three months ended September 30, 2004.

Due to our operating losses in fiscal 2004 and 2003, we have recorded $2.2 million of current income tax receivables on our balance sheets at both September 30, 2004 and at June 30, 2004, respectively. This tax receivable is based on our ability to receive tax refunds from applying our tax losses against prior years’ income and for refunds of tax payments relating to foreign withholding taxes made in fiscal 2004.

We also have $17.3 million of deferred tax assets on our balance sheet as of September 30, 2004, a decrease of $1.4 million from June 30, 2004. These represent taxable temporary differences expected to reverse in fiscal 2005 and future years, and tax credits and tax operating losses generated in fiscal 2004, that can be claimed on fiscal 2005 and future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. On this basis, we have not provided any additional valuation allowance from that provided at June 30, 2004 related to realizability of such assets as of September 30, 2004. However, such valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

We have no material commitments for capital expenditures at September 30, 2004. We utilize financing arrangements for operating leases of regional office facilities and for some equipment. We have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. Our total potential royalty commitments, including payments contingent upon future events, increased from $92.7 million at June 30, 2004 to $95.6 million at September 30, 2004, of which $40.5 million has been paid. Please refer to the table under “Off-Balance Sheet Arrangements and Contractual Obligations” above and Note 10 to our Condensed Consolidated Financial Statements in Item 1 above.

In June 2003, we issued $100.0 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. In July 2003, we issued an additional $15.0 million of convertible subordinated notes under identical terms to cover an over-allotment option granted to the initial purchasers of the notes. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year aggregating $3.2 million annually, which commenced on January 15, 2004. Conversion of 2.75% convertible subordinated notes into shares of common stock would reduce our annual interest expense. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock.

Capital Resources

The following table summarizes our sources and uses of cash for the periods shown (in millions of dollars):

	For the Three Month Period Ended
	September 30,
			Increase
Cash provided (used) by:	2004	2003	(Decrease)
Operating activities	$(23.8)	$(13.8)	$(10.0)
Investing activities	(10.5)	(3.5)	(7.0)
Financing activities	0.6	10.9	(10.3)
Effect of exchange rates on cash	—	(0.2)	0.2

Decrease in cash and cash equivalents	$(33.7)	$(6.6)	$(27.1)

Cash used by operating activities was $23.8 million for the three months ended September 30, 2004, as compared to cash used of $13.8 million for the three months ended September 30, 2003. The current period decrease relative to the comparable prior year period was due to $35.2 million of cash invested in operating assets and liabilities due to growth of our business, compared to $18.5 million of cash invested in operating assets and liabilities in the three months ended September 30, 2003. Depreciation expense provided $6.8 million of cash to operations for the three months ended September 30, 2004, as compared to $6.3 million for the three months ended September 30, 2003. We anticipate cash to be provided by operations over the next twelve months, due to anticipated higher revenues from increased new unit sales, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the execution of the re-emergence plan. In addition, we expect in fiscal 2005 and fiscal 2006 that our cash invested in operating assets and liabilities will not continue to increase at the rate experienced in the three months ended September 30, 2004.

Components of the $35.2 million and $18.5 million invested in operating assets and liabilities for the three-month periods ended September 30, 2004 and 2003, respectively, are as follows (in millions of dollars):

Changes in Operating Assets and Liabilities:

	For the Three Month Period
	Ended
	September 30,
			Increase
	2004	2003	(Decrease)
Decrease (increase) in operating assets:
Accounts and notes receivable	$(10.0)	$(6.1)	$(3.9)
Raw material and finished goods inventories	(20.6)	(0.9)	(19.7)
Income tax receivable	—	(1.2)	1.2
All other operating assets	(6.7)	(7.8)	1.1
Increase (decrease) in operating liabilities:
Current liabilities	2.1	(2.5)	4.6

Net increase in operating assets and liabilities	$(35.2)	$(18.5)	$(16.7)

For the three months ended September 30, 2004, the increase in accounts and notes receivable reflects an increasing trend in new unit sales, while raw material and finished goods inventories increased $20.6 million as we prepared for an increased volume of business. The increase in all other operating assets is primarily due to $3.7 million of net royalty advances for new technology and brand license agreements entered into or amended during the current three months ended September 2004. The increase of current liabilities is due to higher accrued liabilities, including accrued royalties and compensation related liabilities.

For the three months ended September 30, 2003, the cash invested in all other operating assets was primarily due to a $7.8 million increase in royalty advances. The increase in royalty advances was due to new and amended technology and brand license agreements entered into during the three months ended September 30, 2003. The reduction of current liabilities was due to a lower level of business. The decrease in income taxes receivable was due to receipt of prior years refunds. The increase in inventories reflects additional raw materials as we prepared for increased sales activity.

Cash used by investing activities was $10.5 million and $3.5 million for the three months ended September 30, 2004 and 2003, respectively. Cash used for the purchase of property, plant and equipment for the three months ended September 30, 2004 was $1.5 million compared with $1.7 million for the comparable prior year period. We are currently planning an expansion of our technology campus or the purchase and renovation of additional space in fiscal 2005 and an expansion of our Waukegan manufacturing facility that will begin in fiscal 2005. However, on an overall expenditure basis, we do not anticipate any significant changes in the general trend of our capital expenditures for property, plant and equipment in fiscal 2005, 2006 or 2007. Cash used for additions to gaming operation machines was $8.8 million and $4.7 million for the three months ended September 30, 2004 and 2003, respectively. The current period investment in gaming operation machines is higher as we refresh our participation games with new technology installed in our new Bluebird cabinet. We expect this investment to continue to increase for the fiscal 2005, 2006 and 2007 as we roll out new participation games installed in our Bluebird cabinet. Net cash of $0.2 million was invested in short-term investments for the three months ended September 30, 2004, compared to $2.9 million provided by the redemption of such investments in the comparable prior year period. Presently, we do not anticipate any significant changes in the general trend of the redemption of investments during the fiscal years ending June 30, 2005, 2006 and 2007.

Cash provided by financing activities was $0.6 million for the three months ended September 30, 2004 compared with cash provided of $10.9 million for the comparable prior year period. We received $0.6 million and $1.6 million from the exercise of stock options in the three months ended September 30, 2004 and 2003, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the strike price of vested options. We also received net cash of $14.3 million in July 2003 from the exercise of the over-allotment option relating to our convertible subordinated notes.

On August 9, 2004, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. In the three months ended September 30, 2004, we did not repurchase any shares of our common stock.

Since the inception of our common stock repurchase programs in January 2002 through September 30, 2004, we purchased 3,193,500 or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million, or $13.31 per share. During the three months ended September 30, 2003, we purchased $5.0 million of our common stock for treasury. At September 30, 2003, we had $12.5 million remaining on the twelve month, $25 million share buyback program approved by our Board of Directors in April 2003 and expanded in June 2003. This program expired in April 2004.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues, Gross Margins and Key Performance Indicators (in millions of dollars, except unit data):

	Three Months Ended
	September 30,		Increase
	2004	2003	(Decrease)	% Change
Product Sales:
New unit sales revenue	$41.3	$18.5	$22.8	123.2%
Parts, used games, conversions and OEM revenue	12.1	6.4	5.7	89.1

Total product sales revenue	$53.4	$24.9	$28.5	114.5

Total new units sold	4,220	2,220	2,000	90.1
Average sales price per new unit	$9,793	$8,316	$1,477	17.8
Total OEM units sold	250	—	250	NA
Gross profit on product sales revenue	$21.6	$9.7	$11.9	122.7
Gross margin on product sales revenue	40.4%	39.0%	1.4%	3.6
Gaming Operations Revenues:
Participation revenue	$16.1	$18.2	$(2.1)	(11.5)
Royalties, VLT and other lease revenue	5.6	3.6	2.0	55.6

Total gaming operations revenue	$21.7	$21.8	$(0.1)	(0.5)

Average installed base	4,161	4,853	(692)	(14.3)
Installed base at period end	4,486	4,797	(311)	(6.5)
Net revenue per day per machine	$41.95	$40.72	$1.23	3.0
Gross profit on gaming operations revenue	$17.1	$17.7	$(0.6)	(3.4)
Gross margin on gaming operations revenue	78.8%	81.2%	(2.4)%	(3.0)
Total Revenues	$75.1	$46.7	$28.4	60.8

Total Gross Profit	$38.7	$27.4	$11.3	41.2

Total Gross Margin	51.5%	58.7%	(7.2)%	(12.3)%

The increase in total revenues for the September 2004 quarter compared to the September 2003 quarter was primarily due to $22.8 million in higher new gaming machine sales and a $5.7 million increase in conversion, used games and parts revenues, partially offset by a $0.1 million reduction in gaming operations revenues.

New unit sales increased by 90% to 4,220 units as we shipped our new Bluebird video gaming devices to additional jurisdictions after receiving additional regulatory approvals and as we offered a higher number of new game themes. In the September 2004 quarter, revenues from parts, used games, conversions and OEM revenues increased 89% compared to the prior year quarter due to an increase of conversion units sold in the current quarter, as we received approvals during fiscal 2004 to sell our new games and conversion kits with the CPU-NXT operating system. The average sales price per new unit increased 18% as higher priced Bluebird units more than offset lower priced legacy games sales during the September 2004 quarter. We expect continued growth in the average selling price over the next three quarters, as the percentage of Bluebird units sold becomes a higher percentage of our overall sales mix.

     The average installed base of participation gaming devices decreased to 4,161 units in the September 2004 quarter from 4,853 units in the September 2003 quarter, while the net revenue per day increased by $1.23 per day from the prior year quarter to $41.95 per day as we continued to refresh the installed base with new games. The decrease in the average installed base of participation gaming devices was due to our legacy operating system not supporting dual port cashless gaming technology that many customers require and the natural evolution of our older participation series. The installed base grew 246 units to 4,486 units at September 30, 2004 from June 30, 2004, as we introduced four new participation games in the Bluebird cabinet: MONOPOLY Money, MONOPOLY Once Around Deluxe®, MEN IN BLACK and MATCH GAME. The success of these new games is accelerating our transition from games in legacy cabinets to new games in Bluebird cabinets as we have installed 723 new games in Bluebird cabinets. We expect growth in our installed base of participation games and average net revenue per day of gaming operations in future quarters as we continue to install new participation games in our new Bluebird cabinet. Gaming operations revenues benefited from a 56% increase in royalty revenues in the September 2004 quarter from the September 2003 quarter, primarily due to our licensees increased purchases or placement of WMS games.

     Total gross profit increased to $38.7 million for the September 2004 quarter from $27.4 million in the September 2003 quarter while total gross margin was 52% in the September 2004 quarter compared to 59% in the September 2003 quarter. Higher margin gaming operations revenues were only 29% of total revenues in the September 2004 quarter, compared to 47% in the September 2003 quarter due to the increase of product sales revenue in the current year quarter. The gross margin on product sales was 40% for the September 2004 quarter, up from 39% in the prior year quarter, reflecting higher margin on the mix of products sold. We expect that the gross margin on the Bluebird gaming devices will improve as production volume increases because we should be able to obtain larger volume discounts from our suppliers, and we anticipate the cost of electrical components will decrease over time. The gross profit margin on gaming operations decreased to 79% in the September 2004 quarter compared to 81% in the prior year quarter, reflecting higher royalties payable to licensors and the lower margins on our wide-area progressive games, partially offset by higher royalties received from licensees.

Operating Expenses (in millions of dollars):

	Three Months Ended
	September 30,
	2004		2003
		As % of		As % of	Increase
	$	Revenue	$	Revenue	(Decrease)	% Change
Research and development	$12.1	16.1%	$10.3	22.1%	$1.8	17.5%
Selling and administrative	15.6	20.8	13.6	29.1	2.0	14.7
Depreciation and amortization	6.8	9.0	6.3	13.5	0.5	7.9

	$34.5	45.9%	$30.2	64.7%	$4.3	14.2%

Research and development expenses increased $1.8 million, or 18%, to $12.1 million in the September 2004 quarter compared to $10.3 million in the prior year quarter, due to ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings. We continue to expect quarterly research and development expenses in fiscal 2005 to exceed those in the comparable prior year’s quarters. Research and development expenses in the September 2004 quarter decreased $0.4 million, or 3%, from the June 2004 quarter, as the growth rate of such expenses has begun to level off.

Selling and administrative expenses increased $2.0 million, or 15%, to $15.6 million in the September 2004 quarter compared to $13.6 million in the September 2003 quarter due to the ongoing execution of our re-emergence plan and higher marketing costs to support the launch of three new product lines and an increased number of new games. We expect selling and administrative expenses to continue to rise over the prior year’s quarters as we market the CPU-NXT operating system and Bluebird cabinet in more jurisdictions and support our diversification into multiple product lines. Selling and administrative costs decreased slightly, $0.1 million or 1%, from the June 2004 quarter.

Depreciation and amortization expense increased by $0.5 million as the level of investment in participation gaming devices for gaming operations increased from the September 2003 quarter with the installation of new games in Bluebird cabinets during the September 2004 quarter. We expect that the level of investment in gaming operations equipment will continue to increase throughout fiscal 2005 due to the on-going placement of new participation game themes, including WAP game themes, in our new Bluebird cabinet.

We generated operating income of $4.2 million in the September 2004 quarter, compared to an operating loss of $2.8 million in the September 2003 quarter. The improved operating performance in the fiscal 2005 first quarter resulted from the $11.3 million increase in gross profit, partially offset by a $1.8 million increase in research and development expenses, $2.0 million increase in selling and administrative expenses and a $0.5 million increase in depreciation and amortization expense.

We incurred interest expense of $1.0 million in the September 2004 quarter compared to $0.8 million in the September 2003 quarter primarily related to our 2.75% convertible subordinated notes issued in Summer 2003. This was partially offset by $0.6 million and $0.6 million of other income in the September 2004 and 2003 quarters, respectively, primarily interest and investment income earned on cash, cash equivalents and short-term investments, which at September 30, 2004 and 2003 amounted to $83.0 million and $150.5 million, respectively.

The provision for income taxes, which is comprised primarily of deferred taxes, is based on our annual estimated effective tax rate of 37.5%, due to state tax rates and higher expected income in 2005. The estimated effective income tax rate for the September 2003 quarter was 37.5% reflecting a benefit of $1.1 million against pre-tax losses.

Net income was $2.4 million or $0.08 per diluted share for the September 2004 quarter compared to net loss of $1.9 million, or $0.06 per share, for the prior year quarter.

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

Factors which could cause our actual results to differ from expectations, include:

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

These factors and other factors that could cause our actual results to differ from expectations are more fully described under “Item 1. Business – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2004 and in our later filings with the Securities and Exchange Commission.

You are advised to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports filed with the Securities and Exchange Commission.

MONOPOLY is a trademark of Hasbro Inc. ©2004 Hasbro. All rights reserved. Used with permission.
MEN IN BLACK™ & ©2002 Columbia Pictures Industries, Inc.
POWERBALL is a trademark of the Multi-State Lottery Association. Used with permission.
SURVIVOR is a trademark of Survivor Productions LLC.
HOLLYWOOD SQUARES is a trademark of King World Productions Inc.
MATCH GAME is a trademark of FremantleMedia Operations BV. ©2004 FremantleMedia North America, Inc. Licensed by FremantleMedia Licensing Worldwide.
3 WAY ACTION is a trademark of Yehia Awada.
CPU-NXT, Bluebird, Classic TV Game Show Series, Once Around Deluxe, Tour of Stars and Prize Spin are trademarks of WMS Gaming Inc. All rights reserved.

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

Equity Price Risk

As of September 30, 2004, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% with a fair value of $172.5 million due to the increase in the market value of our common stock underlying the conversion provisions. Using a discounted cash flow model, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $3.7 million, assuming our stock price is held constant. This change in fair value would have no effect on our cash flows or future results of operations. The fair value of our convertible fixed-rate debt will fluctuate with changes in the price of our common stock. Based on the number of shares underlying our convertible debt, we currently estimate that a 10% change in our stock price, assuming the prevailing market interest rates are held constant, would impact the fair value of our convertible fixed rate debt by approximately $14.8 million. This change in fair value would have no effect on our cash flows or future results of operations.

Foreign Currency Risk

During the quarter ended September 30, 2004, we had no changes in our foreign currency risk.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to Report on Form 8-K filed June 25, 2003.

10.1	Letter of Amendment to Employment Agreement between Brian R. Gamache and WMS dated as of August 11, 2004, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2004.

10.2	WMS Industries Inc. Nonqualified Deferred Compensation Plan, incorporated by reference to WMS’ Current Report on Form 8-K filed September 15, 2004.

10.3	Revolving Note, dated September 21, 2004, made by WMS to LaSalle Bank National Association, incorporated by reference to WMS’ Current Report on Form 8-K filed September 24, 2004.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: November 5, 2004	By: /s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company and Form of Note, incorporated by reference to Report on Form 8-K filed June 25, 2003.

10.1	Letter of Amendment to Employment Agreement between Brian R. Gamache and WMS dated as of August 11, 2004, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2004.

10.2	WMS Industries Inc. Nonqualified Deferred Compensation Plan, incorporated by reference to WMS’ Current Report on Form 8-K filed September 15, 2004.

10.3	Revolving Note, dated September 21, 2004, made by WMS to LaSalle Bank National Association, incorporated by reference to WMS’ Current Report on Form 8-K filed September 24, 2004.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.