Form 10-Q
period 2004-12-31
WMS INDUSTRIES INC /DE/
filed 2005-02-08
CIK 350077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

YES ☑     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,133,743 of common stock, $.50 par value, were outstanding at February 4, 2005, excluding 1,231,460 shares held as treasury shares.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of dollars and shares, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Revenues:
Product sales	$69.4	$30.8	$122.8	$55.7
Gaming operations	24.6	20.7	46.3	42.5

Total revenues	94.0	51.5	169.1	98.2

Costs and expenses:
Cost of product sales	42.8	18.9	74.6	34.1
Cost of gaming operations	5.0	3.3	9.6	7.4
Research and development	13.5	10.2	25.6	20.5
Selling and administrative	19.3	13.5	34.9	27.1
Depreciation and amortization	8.7	6.0	15.5	12.3

Total costs and expenses	89.3	51.9	160.2	101.4

Operating income (loss)	4.7	(0.4)	8.9	(3.2)

Interest expense	(1.0)	(1.0)	(2.0)	(1.9)
Interest income, other income and expense, net	1.8	0.8	2.4	1.5

Income (loss) before income taxes	5.5	(0.6)	9.3	(3.6)

Provision (benefit) for income taxes	1.6	(0.2)	3.0	(1.3)

Net income (loss)	$3.9	$(0.4)	$6.3	$(2.3)

Basic income (loss) per share of common stock	$0.13	$(0.01)	$0.21	$(0.08)

Diluted income (loss) per share of common stock and common stock equivalents	$0.12	$(0.01)	$0.20	$(0.08)

Weighted-average common shares:
Basic common stock outstanding	30.6	29.5	30.4	29.4

Diluted common stock and common stock equivalents	37.6	29.5	31.4	29.4

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	December 31,	June 30,
	2004	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$24.4	$59.9
Restricted cash for progressive jackpots	1.1	0.5
Short-term investments	46.3	55.8

	71.8	116.2

Receivables, net of allowances of $2.7 and $2.6, respectively	64.0	52.5
Notes receivable, current portion	28.3	17.8
Inventories, at lower of cost (FIFO) or market:
Raw materials and work-in-process	77.6	47.3
Finished goods	24.1	18.1

	101.7	65.4

Other current assets	29.0	26.1

Total current assets	294.8	278.0

Gaming operations machines	107.8	80.4
Less accumulated depreciation	(70.5)	(55.5)

Gaming operations machines, net	37.3	24.9

Property, plant and equipment	87.6	83.5
Less accumulated depreciation	(33.7)	(29.8)

Property, plant and equipment, net	53.9	53.7

Other assets	43.2	38.4

Total assets	$429.2	$395.0

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)

	December 31,	June 30,
	2004	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31.2	$17.1
Accrued compensation and related benefits	5.4	4.4
Other accrued liabilities	20.4	19.0

Total current liabilities	57.0	40.5

2.75% Convertible subordinated notes due 2010	115.0	115.0

Commitments and contingencies (see Notes 10 and 11)

Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (100,000,000 shares authorized and 32,365,203 shares issued)	16.2	16.2
Additional paid-in capital	214.8	206.7
Retained earnings	49.4	43.1
Accumulated other comprehensive income	2.0	1.0
Unearned compensation from restricted stock (329,160 shares at December 31, 2004 and 52,312 shares at June 30, 2004)	(8.8)	(1.3)
Treasury stock, at cost (1,249,160 shares at December 31, 2004 and 1,998,905 shares at June 30, 2004)	(16.4)	(26.2)

Total stockholders’ equity	257.2	239.5

Total liabilities and stockholders’ equity	$429.2	$395.0

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6.3	$(2.3)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	15.5	12.3
Receivables provision	0.1	0.2
Deferred income taxes	3.0	(1.3)
Non-cash expenses	1.5	0.6
Tax benefit from exercise of stock options	2.7	3.7
Decrease from changes in operating assets and liabilities	(53.3)	(30.8)

Net cash used by operating activities	(24.2)	(17.6)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(4.2)	(6.0)
Additions to gaming operations machines	(24.3)	(6.5)
Net change in short-term investments	9.5	2.6

Net cash used by investing activities	(19.0)	(9.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on exercise of common stock options	6.8	6.0
Gross proceeds from the issuance of convertible notes	—	15.0
Debt issuance costs	—	(0.7)
Purchase of treasury stock	—	(5.0)

Net cash provided by financing activities	6.8	15.3

EFFECT OF EXCHANGE RATES ON CASH	0.9	0.2

Decrease in cash and cash equivalents	(35.5)	(12.0)
Cash and cash equivalents at beginning of period	59.9	99.6

Cash and cash equivalents at end of period	$24.4	$87.6

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

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the quarter and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this Statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the two methods of adoption allowed by this Statement, the modified-prospective transition method and the modified-retrospective transition method. We currently estimate the quarterly impact of adopting this Statement will range from approximately $0.04 to $0.06 decrease in net income per diluted share.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this Statement is not expected to have a significant effect on the Company’s consolidated results of operations, cash flows or financial position.

In November 2004, the FASB issued Statement No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, “Inventory Pricing”. This Statement clarifies the accounting for some circumstances in which, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a significant effect on the Company’s consolidated results of operations, cash flows or financial position.

In December 2004, the FASB issued a FASB Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction on qualified production activities. The FASB Staff Position 109-1 provides that the deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. We adopted FASB Staff Position 109-1 in the quarter ended December 31, 2004 and the impact was not significant to the Company’s consolidated results of operations, cash flows or financial position.

In December 2004, the FASB issued a FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FASB Staff Position 109-2 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This Position is effective upon issuance. We are currently evaluating FASB Staff Position 109-2 to determine its impact on our future financial statements, which is expected to be immaterial.

3. EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings per share was
(in millions, except per share amounts):

	Three Months Ended			Six Months Ended
	December 31, 2004			December 31, 2004
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Earnings applicable to common stock	$3.9	30.6	$0.13	$6.3	30.4	$0.21
Effect of dilutive securities:
- options	—	1.1	—	—	0.9	(0.01)
- warrants	—	—	—	—	—	—
- convertible notes	0.6	5.8	(0.01)	—	—	—
- restricted stock	—	0.1	—	—	0.1	—

Diluted earnings per share:
Earnings applicable to common stock	$4.5	37.6	$0.12	$6.3	31.4	$0.20

	Three Months Ended			Six Months Ended
	December 31, 2003			December 31, 2003
	Net		Per Share	Net		Per Share
	(Loss)	Shares	Amount	(Loss)	Shares	Amount
Basic loss per share:
Loss applicable to common stock	$(0.4)	29.5	$(0.01)	$(2.3)	29.4	$(0.08)
Effect of dilutive securities:
- options	—	—	—	—	—	—
- warrants	—	—	—	—	—	—
- convertible notes	—	—	—	—	—	—
- restricted stock	—	—	—	—	—	—

Diluted loss per share:
Loss applicable to common stock	$(0.4)	29.5	$(0.01)	$(2.3)	29.4	$(0.08)

For the three months and six months ended December 31, 2003, if WMS had recognized income, the total diluted shares outstanding would have increased based upon the hypothetical assumed exercise of stock options and warrants under the treasury stock method. In addition, for the six months ended December 31, 2004 and the three months and six months ended December 31, 2003, if sufficient income had been earned, the total diluted shares outstanding would have assumed the conversion of our 2.75% convertible subordinated notes.

The following table describes the number of additional shares that would have been included in the total diluted shares outstanding assuming the hypothetical exercise of stock options and warrants under the treasury stock method and the conversion of our 2.75% convertible subordinated notes (in millions):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
If WMS had recognized income:

Impact of incremental stock options that would have resulted in additional diluted shares outstanding under the treasury stock method	not		not
	applicable	0.8	applicable	0.7

If WMS had recognized income in excess of $0.10 and $0.20 per share, respectively:

Common stock issuable upon conversion of the 2.75%	not
convertible subdinated notes	applicable	5.8	5.8	5.8

Excluded anti-dilutive common stock equivalents due to the grant price exceeding the market price for WMS common stock:

Stock options and warrants	0.6	0.3	0.8	0.6

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

The following tables present a comparison of the reported net income (loss), net income (loss) per share and compensation cost of restricted stock and options granted to employees to the pro forma amounts that would have been reported if compensation expense had been determined using the fair value method allowed by SFAS No. 123 for the periods presented (in millions of dollars, except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
As Reported:

Net income (loss)	$3.9	$(0.4)	$6.3	$(2.3)

Income (loss) per share:
Basic	$0.13	$(0.01)	$0.21	$(0.08)
Diluted	$0.12	$(0.01)	$0.20	$(0.08)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Stock based employee compensation cost, net of related tax effects, included in the determination of net income (loss)	$0.4	$0.1	$0.6	$0.2

Pro forma amounts if the fair value method had been applied to all stock compensation awards:
Pro forma net income (loss)	$2.5	$(1.8)	$2.3	$(7.2)

Pro forma net income (loss) per share:
Basic	$0.08	$(0.06)	$0.07	$(0.25)
Diluted	$0.08	$(0.06)	$0.07	$(0.25)

Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss)	$1.8	$1.5	$4.6	$5.1

The following weighted average assumptions were used to value the options in the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Risk-free interest rate	4.75%	3.25%	4.75%	3.25%
Expected life	6 years	6 years	6 years	6 years
Expected volatility	0.36	0.54	0.36	0.54
Expected dividend yield	—	—	—	—

At December 31, 2004 and 2003, the Company had approximately 4.4 and 3.8 million stock options and warrants outstanding, respectively.

In December 2004, the Board of Directors approved the award of 276,848 shares of restricted stock, with a weighted average fair value at grant date of $8.4 million, including 84,913 shares to our non-employee Chairman of the Board of Directors and 134,435 shares to certain executive officers under WMS 2005 Incentive Plan, subject to the individual’s continued involvement with WMS. The restricted stock awards are not performance based and vest equally over a three-year period ending in December 2007. Under these restricted grants, grantees are entitled to any cash dividends and to vote their shares, but may not sell or transfer their shares during the vesting period.

In January 2005, the Board of Directors approved 52,164 stock-based performance awards under the WMS 2005 Incentive Plan to certain participants including 33,863 shares to our executive officers. The stock-based performance awards contain performance goals set by the Board based on levels of total revenue and free cash flow for the Company over the thirty-month period ending June 30, 2007. The number of shares of stock awarded to the participant upon the achievement of the performance goals is dependent on the extent to which each goal is achieved or exceeded.

In September 2004, the Board of Directors approved a Director emeritus program for existing directors who reach age 75 or have served on the Board of Directors for at least 20 years. The emeritus program is being phased in to maintain continuity and avoid losing the benefit of valuable experience. In December 2004, 32,000 fully vested five year stock options were issued to two directors emeritus upon their retirement from the Board. In valuing the stock options at $0.4 million, we used the Black-Scholes model and incorporated the following assumptions: risk free rate – 4.75%; expected volatility – .356; expected life – 5 years; and expected dividend – zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the stock options issued. Other assumptions, relating to the stock options’ life, exercise price and our common stock price were determined at the date the stock options were issued.

In December 2004, we paid and expensed $0.7 million to our President and Chief Executive Officer under an obligation to compensate him for deferring a stock option grant from August 2004 for 100,000 shares of our common stock pursuant to his employment agreement. The payment was calculated as the difference between the stock price in August 2004 on the date the President and CEO agreed to the deferral and the stock price on the actual grant date in December 2004.

In May 2004, 52,312 shares of restricted stock with a weighted average fair value at grant date of $1.5 million were granted to certain of our executive officers and vice presidents, subject to the individual’s continued employment with WMS, in lieu of any cash bonuses for fiscal 2004. Under these restricted grants, grantees are entitled to any cash dividends and to vote their shares, but may not sell or transfer their shares during the one-year vesting period.

In June 2003, 29,912 shares of restricted stock with weighted average fair value at grant date of $0.5 million were granted to four officers in lieu of any cash bonuses for fiscal 2003. The restricted shares vested on June 11, 2004. The 29,912 shares of unearned restricted stock were not included in the computation of diluted loss per share for the three and six months ended December 31, 2003.

The following summarizes the stock options exercised during the periods indicated (in millions except per share data):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Stock options exercised	0.4	0.4	0.5	0.6
Weighted average exercise price per share	$14.22	$10.33	$14.35	$9.48

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

	Six Months Ended
	December 31,
	2004	2003
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$0.2
Income tax refunds received	0.1	0.3
Interest paid	1.6	—
Investment income received	0.7	0.8

Schedule of Non Cash Investing Activities:
Issuance of 250,000 stock warrants to licensor	—	3.9
Gaming operations machines transferred to inventory	0.5	0.2

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and totaled a net income (loss) of $4.9 million and ($11,000) for the three months ended December 31, 2004 and 2003, respectively, and totaled a net income (loss) of $7.3 million and ($2.1) million for the six months ended December 31, 2004 and 2003, respectively.

7. INTANGIBLE ASSETS

At December 31, and June 30, 2004 intangibles assets were (in millions):

	December 31,	June 30,
	2004	2004
Prepaid royalties and licensing advances	$41.0	$37.2
Accumulated amortization	(10.7)	(9.7)

	$30.3	$27.5

Goodwill	$2.3	$2.3

External patents costs	$3.6	$1.9

At December 31, and June 30, 2004 both goodwill and external patents costs have no accumulated amortization. Once issued, patents will be amortized over four to seventeen years.

Prepaid royalties and licensing advances at December 31, and June 30, 2004 include both current and non-current asset balances. Amortization expense for prepaid royalties and licensing advances, which is charged to cost of product sales and costs of gaming operations, was $1.4 million and $0.3 million for the three months ended December 31, 2004 and 2003, respectively, and $2.0 million and $0.9 million for the six months ended December 31, 2004 and 2003, respectively.

The estimated aggregate amortization expense at December 31, 2004 for each of the next five fiscal years and thereafter is as follows (in millions):

2005	$2.8
2006	9.0
2007	9.7
2008	4.8
2009	2.7
Thereafter	1.3

The estimated aggregate future intangible amortization as of December 31, 2004 does not reflect the significant commitments we have for future payments for royalties and licenses. See Note 10.

8. CONVERTIBLE SUBORDINATED NOTES AND LINE OF CREDIT

In September 2004, we amended our unused line of credit for $50 million under a revolving credit agreement ending May 21, 2005, which contains usual credit terms for a bank line, to provide additional flexibility for common stock repurchases. We did not borrow any amounts on this line during the six months ended December 31, 2004 or in fiscal 2004 and 2003.

Our loan agreement requires that we maintain a minimum net worth and certain financial ratio covenants, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At December 31, 2004, approximately $38.3 million is available for such distributions under the most restrictive of these covenants.

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

On August 9, 2004, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. No common stock purchases were made during the six months ended December 31, 2004.

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

10. COMMITMENTS AND CONTINGENCIES

We routinely enter into license agreements with others for the use of their intellectual properties in our products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guaranteed royalty payments as well as additional contingent payments based on future events. In the December 2004 quarter, we amended licensing agreements and entered into new licensing agreements, which increased our total potential royalty commitments. The total potential royalty commitments at December 31, 2004 increased to $95.4 million from $92.7 million at June 30, 2004. The total potential future royalty payments at December 31, 2004 decreased to $54.4 million from $56.5 million at June 30, 2004.

At December 31, 2004, we had total royalty commitments, advances and payments made and potential future royalty payments as follows (in millions):

	At December 31, 2004
			Total
	Guaranteed	Contingent	Potential
	Minimums	Payments	Payments
Total royalty commitments	$94.4	$1.0	$95.4
Advances and payments made	(41.0)	—	(41.0)

Future royalty payments	$53.4	$1.0	$54.4

Of the $41.0 million total advances and payments through December 31, 2004, $10.7 million has been charged to expense and the remaining $30.3 million is included in the December 31, 2004 balance sheet with $5.5 million in other current assets and $24.8 million in other assets.

As of December 31, 2004, we estimate that potential future royalty payments in each fiscal year will be as follows (in millions):

	At December 31, 2004
			Total
	Guaranteed	Contingent	Potential
Year Ended June 30,	Minimums	Payments	Payments
2005	$9.7	$0.5	$10.2
2006	10.6	0.5	11.1
2007	9.5	—	9.5
2008	9.0	—	9.0
2009	4.9	—	4.9
Thereafter	9.7	—	9.7

Total	$53.4	$1.0	$54.4

As part of our technology improvement plan, we have licensed technology from third parties. At December 31, 2004, we had guaranteed minimum payments related to such technologies aggregating $10.7 million, all of which had been paid as advances and $0.7 million had been charged to expense. An additional $0.3 million of contingent payments may become payable based on future events. These amounts are included in the table above. If we determine that we will not realize the value of a particular licensed technology, we will record an immediate charge against earnings at the time of such determination. If all of the contingent payments became due and all of the technologies were to have no further value to us, we would record a charge of up to $10.3 million.

11. LITIGATION

On October 2, 2003, La Societe de Loteries du Quebec (Loto-Quebec) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (VLC) in the Superior Court of the Province of Quebec. The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or reasonably estimate the range of possible loss, if any.

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

12. TERMINATION OF MIDWAY AGREEMENT

On November 19, 2004, WMS Industries Inc. and Midway Games Inc. terminated (1) the Tax Sharing Agreement; (2) the Tax Separation Agreement; (3) the Letter Agreement; and (4) the Settlement Agreement that were entered into in connection with Midway’s 1996 initial public offering and the 1998 distribution by WMS to its stockholders of its remaining Midway shares. Under the termination agreement, Midway paid WMS $1.5 million, which is included in interest income, other income and expense, net.

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

As a result of software anomalies that were present in our legacy operating system that ran our gaming devices, in January 2002, we began to execute a technology improvement plan to first stabilize and then modernize our operating system software. Customers were apprised of this technology improvement plan and our intention to introduce our new Bluebird® gaming cabinet and new CPU-NXT™ computer circuit board and operating system that would provide features and functionality that our existing products lacked. As a result, from January 2002 through November 2003, our product sales revenues declined from levels experienced in fiscal 2000 and 2001.

As we received regulatory approvals throughout fiscal 2004 for our new CPU-NXT computer circuit board and operating system, new Bluebird cabinet and new games from each of the six North American gaming labs, our product sales revenues increased. In fiscal 2005, 2006 and 2007, with all of the approvals in hand for all of our product lines, we expect to grow our market share with our new product lines: mechanical reel, video poker and wide-area progressive jackpots.

Technology Improvement Plan

In the first phase of this plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 has been approved by all six of the North American gaming labs, and we were required to and completed an upgrade of our hopper game operating system to version 2.57 in four jurisdictions plus the casinos regulated by Gaming Laboratories International, Inc. (GLI). Other jurisdictions may require upgrades in the future. We are making version 2.57 available in other jurisdictions as an optional upgrade. GLI and Nevada approved version 2.59, our printer upgrade version, in calendar 2003. Nevada and GLI are currently the only jurisdictions requiring all printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and we are making version 2.59 available in other approved jurisdictions as an optional upgrade. The GLI lab tests product for all of the Native American casinos and the Midwest riverboat casinos where in the aggregate we believe about 50% of our legacy gaming devices are deployed.

We have completed the second phase of our technology improvement plan which consisted of the development, approval and introduction of our new CPU-NXT computer circuit board and operating system. The commercial version of the CPU-NXT operating system was approved by GLI in September 2003 when we also received GLI approval for nine game themes on this new system. We subsequently received regulatory approvals for CPU-NXT from the other five North American gaming labs.

In the third phase, we are evaluating specifications and requirements for an even more advanced gaming system to be developed during the third phase of the technology improvement plan. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate more resources to this longer-term effort.

Bluebird and CPU-NXT Commercialization

For our video product line, our focus in the near term is to refresh our legacy installed base of more than 50,000 video gaming devices in casinos through either replacement with new Bluebird video gaming devices or through CPU-NXT upgrade kits. We received the first approval from GLI for the marketable version of the Bluebird video cabinet at the end of November 2003. We have now received approvals for the Bluebird video cabinet from the other five North American gaming labs. Each jurisdictional approval of the CPU-NXT operating system has allowed us to submit new game themes designed for use with that system to the regulators for approval, which enables us to sell and ship additional CPU-NXT upgrade kits. We now have the approvals from all six North American gaming labs for hardware peripheral options, such as alternative coin handling, printing and bill accepting equipment.

Customer acceptance of Bluebird gaming devices and our new game themes continues to be very favorable. Since we started selling Bluebird gaming devices in December 2003, we have executed corporate agreements or issued sales orders for over 30,600 Bluebird gaming devices and CPU-NXT kits. Through December 31, 2004, over 21,800 of these orders had been shipped, the remaining 8,800 of these open orders consist of over 7,800 new Bluebird gaming devices and over 1,000 CPU-NXT upgrade units, which we expect to ship over the next two quarters. These corporate agreements are with multi-jurisdictional casino operators along with a number of tribal and individual casino properties. We expect order levels to continue at a strong pace as the Bluebird gaming devices and new game themes are generating strong performance data, and we have all necessary regulatory approvals. We have 26 video for sale game themes approved in most gaming jurisdictions. We also expect strength in game conversion revenues over the next several quarters, as operators see the value and performance benefits of our CPU-NXT upgrade kits and printer upgrades.

Product Line Expansion Plan

In May 2004, we received Nevada Gaming Control Board and Nevada Gaming Commission approvals for our WAP. We launched the product in Nevada in late May 2004, one month earlier than our original expectation. We received GLI approval for our new WAP jackpot system also in May 2004 and launched the product in Native American casinos in June 2004. We received Colorado Gaming Commission approval in September 2004 and launched the product in Colorado casinos in September 2004. We received Mississippi Gaming Commission approval for our WAP product in January 2005 having launched the product with a field trial in October 2004. We have submitted the WAP to the New Jersey gaming regulators and expect to receive approval in Summer 2005. The first WAP jackpot we launched was Monopoly™ Money. In January 2005, we launched our second WAP jackpot titled A FISTFUL OF DOLLARS™ with Clint Eastwood. To date eight jackpot winners in casinos in Nevada, Mississippi and in Native American Casinos have won an aggregate of over $1.3 million in progressive jackpots.

In September 2004, we launched our new mechanical reel product line with six initial game themes under the Can’t Lose® brand name. We have received approvals from all six North American gaming labs for the mechanical reel-spinning product and in most jurisdictions we now have 14 game themes approved. We have begun to receive approvals for the second series of mechanical reel games under the Scroll Top™ brand name and the third series under the Ring series brand name.

For our new poker products, our first poker game, 3 WAY ACTION®, was approved by GLI in June 2004, and we shipped our first game to customers in GLI territories in July 2004. We received approvals from two other gaming labs in the September 2004 quarter.

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

In the March 2004 quarter, we launched the fifth game in the HOLLYWOOD SQUARES™ themed series of participation games called Tour of Stars®, and in July 2004, we launched the sixth game in the series, Prize Spin™. Our seventh game in the series and first game to be in our Bluebird cabinet, Premier Night™, was submitted to gaming labs in the December 2004 quarter, and initial approvals are expected in the March 2005 quarter.

In September 2003, we announced our agreement with Sony Pictures Consumer Products to develop, market and distribute MEN IN BLACK™ branded games. We introduced this new series of participation games in our new Bluebird cabinet in June 2004.

We launched MATCH GAME™ as a hybrid game in our new Bluebird cabinet in July 2004. MATCH GAME is the first game in our new Classic TV Game Show Series™ of hybrid games. We received approvals for PASSWORD™, our second game in the series, in the December 2004 quarter.

In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL® that we are developing as a wide-area progressive game for launch in the March 2006 quarter.

Class II Gaming

Effective April 1, 2004, we executed a two-year agreement with Multimedia Games Inc. (Multimedia) to expand and extend our relationship to address opportunities in Class II, Charitable Gaming and Tribal Instant Lottery Gaming (TILG) markets. Pursuant to the terms of the agreement, we license to Multimedia our extensive game content library, including branded participation games, for exclusive placement (subject to our existing commitments) in Multimedia’s North American central determination system-based venues offering Class II, Washington State Class III, Charity, and TILG products. Multimedia has agreed to purchase a specified minimum number of game licenses and gaming cabinets annually during the two-year term of the agreement.

CRITICAL ACCOUNTING POLICIES

During the quarter ended December 31, 2004, we made no changes in our critical accounting policies or in the application of those policies, as reported in our Annual Report on Form 10-K for the year ended June 30, 2004.

Allowances for slow-moving and obsolete inventories

The majority of our new game units now consist of Bluebird gaming devices, although we are selling new legacy devices internationally and to VLT customers. We periodically review our inventories to identify slow moving or obsolete conditions requiring appropriate adjustment to net realizable value. At December 31, 2004, our inventories included $35.9 million of legacy game raw materials and new and used finished goods, which compares to $38.4 million at June 30, 2004. An active market exists mostly outside of North America for used games. In January 2005, we relocated the refurbishment of used games to our Las Vegas facility to better focus on this business. We continue to support our customer’s installed base of legacy games and continue to review our legacy inventories for impairment.

Income taxes

During the quarter ended December 31, 2004, the issuance of FASB Staff Position 109-1 provided that accounting for the tax deduction on qualified production expense arising from the enactment of the American Jobs Creation act should be treated as a special income tax deduction, rather than a reduction of the overall statutory Federal tax rate. This allowed us to maintain our deferred tax assets at the historical Federal and State statutory rates, rather than lower them for the impact of the American Jobs Creation Act.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines. Our obligations under these arrangements and under our convertible subordinated notes at December 31, 2004, were as follows (in millions):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Contractual Obligations
Operating leases	$21.7	$1.9	$5.1	$4.2	$10.5
Royalty payments	53.4	9.7	20.1	13.9	9.7
Non-cancelable raw materials purchase orders	3.0	3.0	—	—	—
Convertible subordinated notes	115.0	—	—	—	115.0
Other, including guaranteed minimum
employment agreements	9.2	7.2	2.0	—	—

Total	$202.3	$21.8	$27.2	$18.1	$135.2

The total potential royalty commitments made and those contingent upon future events, decreased from $56.5 million at June 30, 2004 to $54.4 million at December 31, 2004 due to payments of $4.8 million during the six months ended December 2004, partially offset by new and amended brand licensing agreements. Potential royalty commitments could continue to increase in the future as we enter into new brand licensing agreements.

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock and performance contingent restricted stock units to our employees, officers, directors and consultants and warrants to a licensor, and we have issued convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	December 31,	June 30,	Increase
	2004	2004	(Decrease)
(in millions)
Total cash, cash equivalents and short-term investments	$71.8	$116.2	$(44.4)
Total current assets	294.8	278.0	16.8
Total assets	429.2	395.0	34.2
Total current liabilities	57.0	40.5	16.5
Long-term debt	115.0	115.0	—
Stockholders’ equity	257.2	239.5	17.7
Net working capital	237.8	237.5	0.3

Our current sources of liquidity for the six months ended December 31, 2004 were:

•	Existing cash, cash equivalents and short-term investments,

•	Our net income of $6.3 million plus $15.5 million of depreciation and amortization, $3.0 of deferred income taxes and other non-cash expenses of $1.6 million, including a receivables provision,

•	Proceeds from stock option exercises of $6.8 million, excluding related tax benefits

We believe that cash and cash equivalents and short-term investments of $71.8 million at December 31, 2004, inclusive of $1.1 million of restricted cash, will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, and the levels of inventories and receivables required in the operation of our business. For the next twelve months, we do not expect to be dependent on cash flow from operations and we do not expect to borrow any money under our revolving credit line. In fiscal 2005, 2006 and 2007, we expect cash flow from operations to increase as we grow market share in our new product lines: mechanical reel, poker and wide area progressive systems. We do not believe we will need to raise additional capital in the short-term or long-term; however, we will assess market opportunities as they arise.

In September 2004, we amended our unused line of credit for $50 million under a revolving credit agreement ending May 21, 2005, which contains usual credit terms for a bank line, to provide additional flexibility for common stock repurchases. We did not borrow any amounts on this line during the six months ended December 31, 2004 or during fiscal year 2004 and 2003.

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

During the six months ended December 31, 2004, our net working capital was essentially unchanged as cash was used to invest in accounts receivable, inventory and other current assets. Accounts and notes receivable, net, increased by $22.0 million due to higher new unit sales levels during the six months ended December 31, 2004. Inventory at December 31, 2004 increased by $36.3 million due to $30.3 million of higher levels of raw materials as we prepared for an increasing volume of business and $6.0 million for finished goods due to $3.8 million of new Bluebird participation gaming devices and top boxes, particularly for the launch of the A FISTFUL OF DOLLARS WAP games, that were built, but not yet installed. Net royalty advances increased by $2.8 million due to new technology and brand license agreements we entered into or amended during the six months ended December 31, 2004. Current liabilities increased by $16.5 million due to higher accounts payable related to increased inventories and higher compensation related liabilities. We have not experienced significant bad debt expense in any of the periods presented. We expect to continue to invest in working capital through fiscal 2005 and 2006 albeit at a slower pace than we have experienced in the six months ended December 31, 2004.

Due to our operating losses in fiscal 2004 and 2003, we have recorded $2.2 million of current income tax receivables on our balance sheets at both December 31, 2004 and at June 30, 2004. This tax receivable is based on our ability to receive tax refunds from applying our tax losses against prior years’ income and for refunds of tax payments relating to foreign withholding taxes made in fiscal 2004.

We also have $18.4 million of deferred tax assets on our balance sheet as of December 31, 2004, a decrease of $0.3 million from June 30, 2004. These represent taxable temporary differences expected to reverse in fiscal 2005 and future years, and tax credits and tax operating losses generated in fiscal 2004, that can be claimed on fiscal 2005 and future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. On this basis, we have not provided any additional valuation allowance from that provided at June 30, 2004 related to realizability of such assets as of December 31, 2004. However, such valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

We have no material commitments for capital expenditures at December 31, 2004. We utilize financing arrangements for operating leases of regional office facilities and for some equipment. We have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. Our total potential royalty commitments, including payments contingent upon future events, increased from $92.7 million at June 30, 2004 to $95.4 million at December 31, 2004, of which $41.0 million has been paid. Please refer to the table under “Off-Balance Sheet Arrangements and Contractual Obligations” above and Note 10 to our Condensed Consolidated Financial Statements in Item 1 above.

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

Capital Resources

The following table summarizes our sources and uses of cash for the periods shown (in millions):

	Six Months Ended
	December 31,		Increase
	2004	2003	(Decrease)
Cash provided (used) by:
Operating activities	$(24.2)	$(17.6)	$(6.6)
Investing activities	(19.0)	(9.9)	(9.1)
Financing activities	6.8	15.3	(8.5)
Effect of exchange rates on cash	0.9	0.2	0.7

Decrease in cash and cash equivalents	$(35.5)	$(12.0)	$(23.5)

Cash used by operating activities was $24.2 million for the six months ended December 31, 2004, as compared to cash used of $17.6 million for the six months ended December 31, 2003. The current period increase relative to the comparable prior year period was due to $53.3 million of cash invested in operating assets and liabilities due to growth of our business, compared to $30.8 million of cash invested in operating assets and liabilities in the six months ended December 31, 2003. Depreciation and amortization expense provided $15.5 million of cash to operations for the six months ended December 31, 2004, as compared to $12.3 million for the six months ended December 31, 2003.

For the three months ended December 31, 2004, cash used by operating activities was only $0.4 million. We anticipate cash to be provided by operations over the next twelve months, due to anticipated higher revenues from increased new unit sales, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the execution of the re-emergence plan. In addition, we expect in fiscal 2005 and fiscal 2006 that our cash invested in operating assets and liabilities will not continue to increase at the rate experienced in the six months ended December 31, 2004.

Components of the $53.3 million and $30.8 million invested in operating assets and liabilities for the six month periods ended December 31, 2004 and 2003, respectively, are as follows (in millions):

	Six Months Ended
	December 31,		Increase
	2004	2003	(Decrease)
Changes in Operating Assets and Liabilities:

Decrease (increase) in operating assets:
Accounts and notes receivable	$(22.1)	$(14.7)	$(7.4)
Raw material and finished goods inventories	(35.9)	(9.5)	(26.4)
Income tax receivable	—	1.0	(1.0)
All other operating assets	(11.4)	(10.3)	(1.1)

Increase (decrease) in operating liabilities:
Current liabilities	16.1	2.7	13.4

Net increase in operating assets and liabilities	$(53.3)	$(30.8)	$(22.5)

For the six months ended December 31, 2004, the $22.1 million increase in accounts and notes receivable reflects an increasing trend in new unit sales, while raw material and finished goods inventories increased $35.9 million as we prepared for an increased volume of business. The $11.4 million increase in all other operating assets was due to a $2.8 million of net royalty advances for new technology and brand license agreements entered into or amended, a $2.7 million increase in deferred tax asset, a $1.7 million increase in patents, a $1.4 million increase in long-term notes receivable and a $2.8 million increase in prepaid and other assets during the current six months ended December 31, 2004. The increase of current liabilities was due to higher accounts payable related to increases in inventories and higher accrued liabilities, including compensation related liabilities.

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

Cash used by investing activities was $19.0 million and $9.9 million for the six months ended December 31, 2004 and 2003, respectively. Cash used for the purchase of property, plant and equipment for the six months ended December 31, 2004 was $4.2 million compared with $6.0 million for the comparable prior year period. We are currently planning the purchase and renovation of additional space near our technology campus, which we expect to begin in Summer 2005 and an expansion of our Waukegan manufacturing facility that will begin in Fall 2005. However, on an overall expenditure basis, we do not anticipate any significant changes in the general trend of our capital expenditures for property, plant and equipment in fiscal 2005, 2006 or 2007. Cash used for additions to gaming operation machines was $24.3 million and $6.5 million for the six months ended December 31, 2004 and 2003, respectively. The current period investment in gaming operation machines was higher as we refresh our participation games with new technology installed in our new Bluebird cabinet. We expect this investment to continue to increase through fiscal 2005, 2006 and 2007 as we roll out new participation games installed in our Bluebird cabinet. Net cash of $9.5 million was provided from short-term investments for the six months ended December 31, 2004, compared to $2.6 million provided by the redemption of such investments in the comparable prior year period. Presently, we do not anticipate any significant changes in the general trend of the redemption of investments during the fiscal years ending June 30, 2005, 2006 and 2007.

Cash provided by financing activities was $6.8 million for the six months ended December 31, 2004 compared with cash provided of $15.3 million for the comparable prior year period. We received $6.8 million and $6.0 million from the exercise of stock options in the six months ended December 31, 2004 and 2003, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options. We also received net cash of $14.3 million in July 2003 from the exercise of the over-allotment option relating to our convertible subordinated notes.

On August 9, 2004, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. In the six months ended December 31 2004, we did not repurchase any shares of our common stock.

During the six months ended December 31, 2003, we purchased $5.0 million of our common stock for treasury. At December 31, 2003, we had $12.5 million remaining on the twelve month, $25 million share buyback program approved by our Board of Directors in April 2003 and expanded in June 2003. This program expired in April 2004. Since the inception of our common stock repurchase programs in January 2002 through December 31, 2004, we purchased 3,193,500 or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million, or $13.31 per share.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2003

Revenues, Gross Margins and Key Performance Indicators (in millions, except unit data):

	Three Months Ended
	December 31,		Increase
	2004	2003	(Decrease)	% Change
Product Sales:
New unit sales revenue	$57.8	$24.1	$33.7	139.8%
Parts, used games, conversions and OEM revenue	11.6	6.7	4.9	73.1

Total product sales revenue	$69.4	$30.8	$38.6	125.3

Total new units sold	5,811	2,873	2,938	102.3
Average sales price per new unit	$9,938	$8,401	$1,537	18.3
Total OEM units sold	1,500	0.00	1,500	100.0
Gross profit on product sales revenue	$26.6	$11.9	$14.7	123.5
Gross margin on product sales revenue	38.3%	38.6%	(0.3)	(0.8)

Gaming Operations Revenues:
Participation revenue	$20.1	$16.1	$4.0	24.8
Royalties, VLT and other lease revenue	4.5	4.6	(0.1)	(2.2)

Total gaming operations revenue	$24.6	$20.7	$3.9	18.8

Average installed base	4,712	4,549	163	3.6
Installed base at period end	5,021	4,538	483	10.6
Net revenue per day per machine	$46.30	$38.43	$7.87	20.5
Gross profit on gaming operations revenue	$19.6	$17.4	$2.2	12.6
Gross margin on gaming operations revenue	79.7%	84.1%	(4.4)	(5.2)

Total Revenues	$94.0	$51.5	$42.5	82.5

Total Gross Profit	$46.2	$29.3	$16.9	57.7

Total Gross Margin	49.1%	56.9%	(7.8)	(13.7)

The increase in total revenues for the December 2004 quarter compared to the December 2003 quarter was primarily due to $33.7 million in higher new gaming machine sales, $4.9 million increase in parts, conversions, used games and OEM revenues, and $3.9 increase in gaming operations revenues.

New unit sales increased by 102% to 5,811 units in the December 2004 quarter compared to the December 2003 quarter as we shipped our new Bluebird video gaming devices to additional jurisdictions after receiving additional regulatory approvals and as we offered a higher number of new game themes. In the December 2004 quarter, revenues from used games, parts, conversions and OEM increased 73% compared to the prior year quarter due to a $5.5 million increase in OEM revenues, resulting from our expanded agreement with Multimedia Games, and higher conversion units sold in the current quarter, as we received new game theme approvals for conversion kits with the CPU-NXT operating system partially offset by lower parts revenues. The average sales price per new unit increased 18% as higher priced Bluebird units more than offset lower priced legacy games sales during the December 2004 quarter. We expect continued growth in the average selling price over the next two quarters, as we implemented a 9% increase in list price of Bluebird video units effective January 1, 2005 and as the percentage of Bluebird units sold becomes a higher percentage of our overall sales mix.

In addition, we expect growth in our installed base of participation games and average net revenue per day of gaming operations in future quarters as we continue to roll out five new participation games in the Bluebird cabinet: MONOPOLY Money, MONOPOLY Once Around Deluxe®, MEN IN BLACK, MATCH GAME and beginning in January 2005, A FISTFUL OF DOLLARS. The success of these games is accelerating our transition from games in legacy cabinets to new games in Bluebird cabinets. The installed base grew 535 units to 5,021 units at December 31, 2004 from September 30, 2004. New games in Bluebird cabinets accounted for 1,994 units, or 40%, of the installed base at December 31, 2004. Net revenue per day increased

$7.87 from the prior year quarter to $46.30 per day for the December 2004 quarter. Gaming operations revenue also benefited from an increase in royalty revenue in the December 2004 quarter from the December 2003 quarter, primarily due to our licensees increased purchases or placement of WMS games.

Total gross profit increased to $46.2 million for the December 2004 quarter from $29.3 million in the December 2003 quarter while total gross margin was 49% in the December 2004 quarter compared to 57% in the corresponding period in 2003. Higher margin gaming operations revenues were only 26% of total revenues in the December 2004 quarter, compared to 40% in the December 2003 quarter due to the increase of product sales revenue in the current year quarter. The gross margin on product sales was 38% for the December 2004 quarter and 39% for the December 2003 quarter reflecting the mix of products sold and greater overtime and temporary help costs in the December 2004 quarter. We expect that the gross margin on the Bluebird gaming devices will improve as production volume increases because of expected larger volume discounts from our suppliers, expected decreases in the cost of electrical components over time and an expected decline in overtime and temporary help costs as we spread the production volume more evenly throughout the quarter. The gross profit margin on gaming operations decreased to 80% in the December 2004 quarter compared to 84% in the prior year quarter, reflecting higher royalties payable to licensors and the lower margins on our wide-area progressive games, partially offset by higher royalties received from licensees.

Operating Expenses (in millions of dollars):

	Three Months Ended
	December 31,
	2004		2003
		As % of		As % of	Increase
	$	Revenue	$	Revenue	(Decrease)	% Change
Research and development	$13.5	14.3%	$10.2	19.8%	$3.3	32.4%
Selling and administrative	19.3	20.5%	13.5	26.2%	5.8	43.0%
Depreciation and amortization	8.7	9.3%	6.0	11.7%	2.7	45.0%

Total Operating Expenses	$41.5	44.1%	$29.7	57.7%	$11.8	39.7%

Research and development expenses increased $3.3 million, or 32.4%, to $13.5 million in the December 2004 quarter compared to $10.2 million in the prior year quarter due to higher regulatory approval costs incurred for the final approvals for CPU-NXT and Bluebird, for a greater number of new game themes and for the final legacy operating system upgrade in GLI territories, plus headcount increases to fully staff our international game development studios and increased staff for the long-term portion of the technology improvement plan. We continue to expect quarterly research and development expenses in fiscal 2005 to exceed those in the comparable prior year’s quarters.

Selling and administrative expenses increased $5.8 million, or 43.0%, to $19.3 million in the December 2004 quarter compared to $13.5 million in the December 2003 quarter due to higher commissions based on substantially higher revenues, additional headcount, overtime and temporary contract labor for game installs, participation placements and in certain administrative areas due to increased demand and the timing of shipments, additional trade show and marketing costs to continue to support the simultaneous launch of three new product lines, and higher equity compensation costs. We continue to expect selling and administrative expenses to exceed those in the comparable prior year’s quarters.

Depreciation and amortization expense increased by $2.7 million as the level of investment in participation gaming devices for gaming operations increased from the December 2003 quarter with the installation of new games in Bluebird cabinets during the December 2004 quarter. We expect that the level of investment in gaming operations equipment will continue to increase throughout fiscal 2005 due to the ongoing placement of new participation game themes, including WAP game themes, in our new Bluebird cabinet.

We generated net operating income of $4.7 million in the December 2004 quarter, compared to a net operating loss of $0.4 million in the December 2003 quarter. The improved operating performance in the fiscal 2005 second quarter resulted from the $16.9 million increase in gross profit, partially offset by a $5.8 million increase in selling and administrative expenses, $3.3 million increase in research and development expenses and a $2.7 million increase in depreciation and amortization expense.

We incurred interest and issuance cost amortization expense of $1.0 million for both the December 2004 and December 2003 quarters related to our 2.75% convertible subordinated notes issued in Summer 2003. Offsetting this in the December 2004 quarter, we recorded $1.5 million of pre and post-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved, and $0.3 million of net other income including investment income earned on cash, cash equivalents and short-term investments which amounted to $71.8 million at December 31, 2004. In the December 2003 quarter, interest expense was partially offset by $0.8 million of net other income including investment income earned on cash, cash equivalents and short-term investments which amounted to $144.8 million at December 31, 2003.

The provision for income taxes of $1.6 million, which is comprised of deferred taxes, is based on our annual estimated effective tax rate of 32.5%, due to the impact of the American Jobs Creation Act of 2004, foreign tax credits and research and development tax credits in 2005. The 37.5% estimated effective income tax rate for the December 2003 reflected a benefit of $0.2 million against pre-tax losses.

Net income was $3.9 million or $0.12 per diluted share for the December 2004 quarter compared to net loss of $0.4 million, or $0.01 per diluted share, for the prior year quarter.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2003

Revenues, Gross Margins and Key Performance Indicators (in millions, except unit data):

	Six Months Ended
	December 31,		Increase
	2004	2003	(Decrease)	% Change
Product Sales:
New unit sales revenue	$99.1	$42.6	$56.5	132.6%
Parts, used games, conversions and OEM revenue	23.7	13.1	10.6	80.9

Total product sales revenue	$122.8	$55.7	$67.1	120.5

Total new units sold	10,031	5,093	4,938	97.0
Average sales price per new unit	$9,877	$8,364	$1,513	18.1
Total OEM units sold	1,750	—	1,750	100.0
Gross profit on product sales revenue	$48.2	$21.6	$26.6	123.1
Gross margin on product sales revenue	39.3%	38.8%	0.5	1.2

Gaming Operations Revenues:
Participation revenue	$36.2	$34.2	$2.0	5.8
Royalties, VLT and other lease revenue	10.1	8.3	1.8	21.7

Total gaming operations revenue	$46.3	$42.5	$3.8	8.9

Average installed base	$4,436	$4,701	(265)	(5.6)
Installed base at period end	5,021	4,538	483	10.6
Net revenue per day per machine	$44.26	$39.61	$4.65	11.7
Gross profit on gaming operations revenue	$36.7	$35.1	$1.6	4.6
Gross margin on gaming operations revenue	79.3%	82.6%	(3.3)	(4.0)

Total Revenues	$169.1	$98.2	$70.9	72.2

Total Gross Profit	$84.9	$56.7	$28.2	49.7

Total Gross Margin	50.2%	57.7%	(7.5)	(13.0)

The increase in total revenues for the December 2004 six month period compared to the December 2003 six month period was primarily due to $56.5 million in higher new gaming machine sales, a $10.6 million increase in used games, parts, conversions and OEM revenues, and a $3.8 million increase in gaming operations.

New unit sales increased by 97% to 10,031 units for the December 2004 six month period compared to the prior year six month period as we shipped our new Bluebird gaming devices to additional jurisdictions after receiving additional regulatory approvals and as we offered a higher number of new game themes. In the December 2004 six month period, revenues from used games, parts, conversions and OEM increased 81% compared to the prior year six month period primarily due to a $6.5 million increase in OEM revenues, resulting from our expanded agreement with Multimedia, and an increase of conversion units sold in the current six month period, as we received approvals during fiscal 2004 to sell our new games and conversion kits with the CPU-NXT operating system. The average sales price per new unit increased 18% as higher priced Bluebird units more than offset lower priced legacy games sales during the December 2004 six month period. We expect continued growth in the average selling price over the next two quarters, as we implemented a 9% increase in the list price of Bluebird video units effective January 1, 2005 and the percentage of Bluebird units sold becomes a higher percentage of our overall sales mix.

The average installed base of participation gaming devices decreased to 4,436 units in the December 2004 six month period from 4,701 units in the December 2003 six month period, while the net revenue per day increased by $4.65 per day from the prior year six month period to $44.26 per day as we continued to refresh the installed base with new games. The decrease in the average installed base of participation gaming devices was due to our legacy operating system not supporting the dual port cashless gaming technology that many customers require and the natural evolution of our older participation series. The installed base grew 781 units to 5,021 units at December 31, 2004 from June 30, 2004, as we introduced four new participation games in the Bluebird cabinet: MONOPOLY Money, MONOPOLY Once Around Deluxe, MEN IN BLACK and MATCH GAME. The success of these new games is accelerating our transition from games in legacy cabinets to new games in Bluebird cabinets as we have installed 1,994 new games in Bluebird cabinets. We expect growth in our installed base of participation games and average net revenue per day of gaming operations in future quarters as we continue to install new participation games in our new Bluebird cabinet. Gaming operations revenues benefited from a 21.7% increase in royalty revenues in the December 2004 six month period from the December 2003 six month period, primarily due to our licensees increased purchases or placement of WMS games.

Total gross profit increased to $84.9 million for the December 2004 six month period from $56.7 million in the December 2003 six month period while total gross margin was 50% in the December 2004 six month period compared to 58% in the December 2003 six month period. Higher margin gaming operations revenues were only 27% of total revenues in the December 2004 six month period, compared to 43% in the December 2003 six month period due to the increase of product sales revenue in the current year six month period. The gross margin on product sales was 39% for both the December 2004 and 2003 six month periods, reflecting higher margin on the mix of products sold offset by greater overtime and temporary labor costs in the fiscal 2005 period. We expect that the gross margin on the Bluebird gaming devices will improve as production volume increases because of expected larger volume discounts from our suppliers, expected decreases in the cost of electrical components over time, and an expected decline in overtime and temporary help costs as we spread the production volume more evenly throughout the quarter. The gross profit margin on gaming operations decreased to 79% in the December 2004 six month period compared to 83% in the prior year six month period, reflecting higher royalties payable to licensors and the lower margins on our wide-area progressive games, partially offset by higher royalties received from licensees.

Operating Expenses (in millions of dollars):

	Six Months Ended
	December 31,
	2004		2003
		As % of		As % of	Increase	%
	$	Revenue	$	Revenue	(Decrease)	Change
Research and development	$25.6	15.1%	$20.5	20.9%	$5.1	24.9%
Selling and administrative	34.9	20.6%	27.1	27.6%	7.8	28.8%
Depreciation and amortization	15.5	9.2%	12.3	12.5%	3.2	26.0%

Total Operating Expenses	$76.0	44.9%	$59.9	61.0%	$16.1	26.9%

Research and development expenses increased $5.1 million, or 24.9%, to $25.6 million in the December 2004 six month period compared to $20.5 million in the prior year six month period. The increased costs were due to higher regulatory approval costs incurred for the final approvals for CPU-NXT and Bluebird, for a greater number of new game themes and for the final legacy operating system upgrade in GLI territories plus headcount increases to fully staff our international game development studios and increased staff for the long-term portion of the technology improvement plan. We continue to expect research and development expenses in fiscal 2005 to exceed those in the comparable prior year’s quarters.

Selling and administrative expenses increased $7.8 million, or 28.8%, to $34.9 million in the December 2004 six month period compared to $27.1 million in the December 2003 six month period. These cost increases resulted from higher commissions based on substantially higher revenues, additional headcount, overtime and temporary contract labor for game installs, participation placements and in certain administrative areas due to increased demand and the timing of shipments, additional trade show and marketing costs to continue to support the simultaneous launch of three new product lines and higher equity compensation costs. We continue to expect selling and administrative expenses in fiscal 2005 to exceed those in comparable prior year’s quarters.

Depreciation and amortization expense increased by $3.2 million as the level of investment in participation gaming devices for gaming operations increased from the December 2003 six month period with the installation of new games in Bluebird cabinets during the December 2004 six month period. We expect that the level of investment in gaming operations equipment will continue to increase throughout fiscal 2005 due to the on-going placement of new participation game themes, including WAP game themes, in our new Bluebird cabinet.

We generated operating income of $8.9 million in the December 2004 six month period, compared to an operating loss of $3.2 million in the December 2003 six month period. The improved operating performance in the fiscal 2005 six month period resulted from the $28.2 million increase in gross profit, partially offset by a $7.8 million increase in selling and administration expenses, $5.1 million increase in research and development expenses and a $3.2 million increase in depreciation and amortization expense.

We incurred interest and issuance cost amortization expense of $2.0 million in the December 2004 six month period compared to $1.9 million in the December 2003 six month periods primarily related to our 2.75% convertible subordinated notes issued in Summer 2003. Offsetting this in six months ended December 2004, we recorded $1.5 million of pre- and post-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved, and $0.9 million of net other income including investment income earned on cash, cash equivalents, and short-term investments. For the six months ended December 2003, interest expense was partially offset by $1.5 million of net other income including investment income earned on cash, cash equivalents, and short-term investments.

The provision for income taxes of $3.0 million, which is comprised of deferred taxes, is based on our annual estimated effective tax rate of 32.5%. The lower effective tax rate is due to the impact of the American Jobs Creation Act of 2004, foreign tax credits and research and development tax credits in 2005. The 37.5% estimated effective income tax rate for the December 2003 six month period reflected a benefit of $1.3 million against pre-tax losses.

Net income was $6.3 million or $0.20 per diluted share for the December 2004 six month period compared to net loss of $2.3 million, or $0.08 per share, for the prior year six month period.

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

These factors and other factors that could cause our actual results to differ from expectations are more fully described under “Item 1. Business – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2004 and in our more recent reports filed with the Securities and Exchange Commission.

You are advised to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports filed with the Securities and Exchange Commission.

MONOPOLY is a trademark of Hasbro Inc. ©2005 Hasbro. All rights reserved. Used with permission.

MEN IN BLACK™ & ©2002 Columbia Pictures Industries, Inc.

POWERBALL is a trademark of the Multi-State Lottery Association. Used with permission.

SURVIVOR is a trademark of Survivor Productions LLC.

HOLLYWOOD SQUARES is a trademark of King World Productions Inc.

MATCH GAME is a trademark of FremantleMedia Operations BV. ©2005 FremantleMedia North America, Inc. Licensed by FremantleMedia Licensing Worldwide.

PASSWORD is a trademark of FremantleMedia Operations BV. ©2005 FremantleMedia North America, Inc. Licensed by FremantleMedia Licensing Worldwide.

3 WAY ACTION is a trademark of Yehia Awada.

A FISTFUL OF DOLLARS © 1964 Unidis, S.A.R.L. All rights reserved.

CPU-NXT, Bluebird, Classic TV Game Show Series, Once Around Deluxe, Tour of Stars, Can’t Lose, Scroll Top, Prize Spin and Premier Night are trademarks and registered trademarks of WMS Gaming Inc. All rights reserved.

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

Equity Price Risk

As of December 31, 2004, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% with a fair value of $195.2 million due to the increase in the market value of our common stock underlying the conversion provisions. Using a discounted cash flow model, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $3.7 million, assuming our stock price is held constant. This change in fair value would have no effect on our cash flows or future results of operations. The fair value of our convertible fixed-rate debt will fluctuate with changes in the price of our common stock. Based on the number of shares underlying our convertible debt, we currently estimate that a 10% change in our stock price, assuming the prevailing market interest rates are held constant, would impact the fair value of our convertible fixed rate debt by approximately $14.8 million. This change in fair value would have no effect on our cash flows or future results of operations.

Foreign Currency Risk

During the quarter ended December 31, 2004, we had no changes in our foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Securities Exchange of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the information required to be disclosed in our filings under the Exchange Act, is recorded, processed, summarized and communicated to them as appropriate to allow timely decisions regarding required disclosure.

As a part of the ongoing implementation of an Oracle ERP system, we have continued to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures, especially in our inventory and manufacturing processes. There have not been any other changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect internal controls over financial reporting as of the end of the period covered by this report.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 9, 2004, the Board of Directors awarded 276,848 shares of restricted stock, with a weighted average fair value at grant date of $8.4 million, including 84,913 shares to our non-employee Chairman of the Board of Directors and 134,435 shares to certain executive officers, subject to the individual’s continued involvement with WMS. The restriction on the restricted stock will lapse as to one-third of the shares each year over a three year period ending December 9, 2007. Our Chairman of the Board and our employees are not required to pay any cash consideration for the restricted stock. The grant was exempt from registration under Section 5 of the Securities Act since it was made only to our Chairman and specific officers and did not involve any public offering, under Section 4(2) of the Securities Act. We have registered the resale of the underlying common stock by our Chairman and executive officers with the SEC on a Registration Statement on Form S-8 filed on December 30, 2004 (Registration Number 333-121766).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders during the Annual Meeting of Stockholders held on
December 9, 2004:

			Shares
1.	Election of Directors	Shares For	Withheld
	Louis J. Nicastro	17,239,097	12,243,004
	Norman J. Menell	18,348,729	11,133,372
	Brian R. Gamache	19,139,633	10,342,468
	William C. Bartholomay	18,054,268	11,427,833
	Harold H. Bach, Jr.	18,195,395	11,286,706
	Neil D. Nicastro	18,846,994	10,635,107
	Harvey Reich	26,873,923	2,608,178
	Ira S. Sheinfeld	18,703,057	10,779,044
	William J. Vareschi, Jr.	28,646,633	835,468

2. Ratification of the WMS Industries Inc. 2005 Incentive Plan:

For	Against	Abstain
20,870,743	6,083,039	33,663

3.	Ratification of Ernst & Young LLP as our independent registered public accountants for our 2005 fiscal year:

For	Against	Abstain
29,252,563	182,820	46,718

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to Report on Form 8-K filed June 25, 2003.

10.1	Letter Agreement, signed November 19, 2004, between Midway Games Inc. and WMS Industries Inc. terminating tax agreements, incorporated by reference to WMS’ Current Report on Form 8-K filed November 23, 2004.

10.2	Employment Agreement, dated December 27, 2004, between WMS and Brian R. Gamache, incorporated by reference to WMS’ Current Report on Form 8-K filed December 30, 2004.

10.3	WMS Industries Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to WMS’ Registration Statement on Form S-8 filed December 13, 2004.

10.4	WMS Industries Inc. 2005 Incentive Plan, incorporated by reference to Appendix B of WMS’ Proxy Statement for our 2004 Annual Meeting of Stockholders.

10.5	Form of Officer and Director Indemnity Agreement, incorporated by reference to WMS’ Current Report on Form 8-K filed December 15, 2004.

10.6	Form of Stock Option Agreement under the WMS Industries 2005 Incentive Plan.

10.7	Form of Restricted Stock Agreement under the WMS Industries 2005 Incentive Plan.

10.8	Form of Equity-Based Performance Award Agreement under the WMS Industries 2005 Incentive Plan.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: February 8, 2005	By:	/s/ Scott D. Schweinfurth

Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting
Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to Report on Form 8-K filed June 25, 2003.

10.1	Letter Agreement, signed November 19, 2004, between Midway Games Inc. and WMS Industries Inc. terminating tax agreements, incorporated by reference to WMS’ Current Report on Form 8-K filed November 23, 2004.

10.2	Employment Agreement, dated December 27, 2004, between WMS and Brian R. Gamache, incorporated by reference to WMS’ Current Report on Form 8-K filed December 30, 2004.

10.3	WMS Industries Inc. Non-Qualified Deferred Compensation Plan, incorporated by reference to WMS’ Registration Statement on Form S-8 filed December 13, 2004.

10.4	WMS Industries Inc. 2005 Incentive Plan, incorporated by reference to Appendix B of WMS’ Proxy Statement for our 2004 Annual Meeting of Stockholders.

10.5	Form of Officer and Director Indemnity Agreement, incorporated by reference to WMS’ Current Report on Form 8-K filed December 15, 2004.

10.6	Form of Stock Option Agreement under the WMS Industries 2005 Incentive Plan.

10.7	Form of Restricted Stock Agreement under the WMS Industries 2005 Incentive Plan.

10.8	Form of Equity-Based Performance Award Agreement under the WMS Industries 2005 Incentive Plan.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.