Form 10-Q
period 2005-03-31
WMS INDUSTRIES INC /DE/
filed 2005-05-09
CIK 350077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number: 1-8300

WMS INDUSTRIES INC.

(Exact name of registrant as specified in its Charter)

Delaware	36-2814522
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
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

YES ☑      NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,319,893 of common stock, $.50 par value, were outstanding at May 5, 2005, excluding 1,045,310 shares held as treasury shares.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Millions of dollars and shares, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Product sales	$76.5	$42.6	$199.3	$98.3
Gaming operations	31.2	21.2	77.5	63.7

Total revenues	107.7	63.8	276.8	162.0

Costs and expenses:
Cost of product sales	46.4	24.8	121.0	58.9
Cost of gaming operations	7.0	4.4	16.6	11.8
Research and development	12.9	11.9	38.5	32.4
Selling and administrative	20.6	14.8	55.5	41.9
Depreciation and amortization	10.9	6.7	26.4	19.0

Total costs and expenses	97.8	62.6	258.0	164.0

Operating income (loss)	9.9	1.2	18.8	(2.0)

Interest expense	(1.0)	(0.9)	(3.0)	(2.9)
Interest income, other income and expense, net	1.1	0.5	3.5	2.1

Income (loss) before income taxes	10.0	0.8	19.3	(2.8)

Provision (benefit) for income taxes	2.8	0.3	5.8	(1.0)

Net income (loss)	$7.2	$0.5	$13.5	$(1.8)

Basic income (loss) per share of common stock	$0.23	$0.02	$0.44	$(0.06)

Diluted income (loss) per share of common stock and common stock equivalents	$0.21	$0.02	$0.41	$(0.06)

Weighted-average common shares:
Basic common stock outstanding	30.8	29.9	30.6	29.6

Diluted common stock and common stock equivalents	37.5	30.8	37.5	29.6

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)

	March 31,	June 30,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$21.1	$59.9
Restricted cash for progressive jackpots	2.7	0.5
Short-term investments	18.5	55.8

	42.3	116.2

Receivables, net of allowances of $2.9 and $2.6, respectively	80.7	52.5
Notes receivable, current portion	32.4	17.8
Inventories, at lower of cost (FIFO) or market:
Raw materials and work-in-process	75.7	47.3
Finished goods	31.5	18.1

	107.2	65.4

Other current assets	30.9	26.1

Total current assets	293.5	278.0

Gaming operations machines	123.6	80.4
Less accumulated depreciation	(75.8)	(55.5)

Gaming operations machines, net	47.8	24.9

Property, plant and equipment	90.1	83.5
Less accumulated depreciation	(35.7)	(29.8)

Property, plant and equipment, net	54.4	53.7

Other assets	44.3	38.4

Total assets	$440.0	$395.0

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars, except share amounts)

	March 31,	June 30,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29.8	$17.1
Accrued compensation and related benefits	8.0	4.4
Other accrued liabilities	19.8	19.0

Total current liabilities	57.6	40.5

2.75% Convertible subordinated notes due 2010	115.0	115.0

Commitments and contingencies (see Notes 10 and 11)

Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (100,000,000 shares authorized and 32,365,203 shares issued)	16.2	16.2
Additional paid-in capital	216.6	206.7
Retained earnings	56.6	43.1
Accumulated other comprehensive income	1.2	1.0
Unearned compensation from restricted stock (381,324 shares at March 31, 2005 and 52,312 shares at June 30, 2004)	(9.2)	(1.3)
Treasury stock, at cost (1,064,546 shares at March 31, 2005 and 1,998,905 shares at June 30, 2004)	(14.0)	(26.2)

Total stockholders’ equity	267.4	239.5

Total liabilities and stockholders’ equity	$440.0	$395.0

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13.5	$(1.8)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	26.4	19.0
Receivables provision	0.3	0.2
Deferred income taxes	5.8	(1.0)
Non-cash expenses	2.8	0.7
Tax benefit from exercise of stock options	3.5	5.2
Decrease from changes in operating assets and liabilities	(86.2)	(48.8)

Net cash used by operating activities	(33.9)	(26.5)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7.0)	(8.6)
Additions to gaming operations machines	(44.0)	(9.2)
Net change in short-term investments	37.3	2.5

Net cash used by investing activities	(13.7)	(15.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on exercise of common stock options	8.6	9.5
Gross proceeds from the issuance of convertible notes	—	15.0
Debt issuance costs	—	(0.7)
Purchase of treasury stock	—	(5.0)

Net cash provided by financing activities	8.6	18.8

EFFECT OF EXCHANGE RATES ON CASH	0.2	0.1

Decrease in cash and cash equivalents	(38.8)	(22.9)
Cash and cash equivalents at beginning of period	59.9	99.6

Cash and cash equivalents at end of period	$21.1	$76.7

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

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the quarter and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this Statement are effective as of the beginning of the annual reporting period that begins after June 15, 2005. We are currently evaluating the two methods of adoption allowed by this Statement, the modified-prospective transition method and the modified-retrospective transition method. We currently estimate the quarterly impact of adopting this Statement will range from approximately $0.04 to $0.06 decrease in net income per diluted share.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this Statement is not expected to have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

In November 2004, the FASB issued Statement No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement clarifies the accounting for some circumstances in which, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

In December 2004, the FASB issued a FASB Staff Position 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”). The Act provides a tax deduction on qualified production activities. The FASB Staff Position 109-1 provides that the deduction should be accounted for as a special deduction in accordance with FASB Statement No. 109. We adopted FASB Staff Position 109-1in the quarter ended December 31, 2004 and the impact was not significant to the Company’s consolidated results of operations, cash flows, or financial position.

In December 2004, the FASB issued a FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FASB Staff Position 109-2 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This Position is effective upon issuance. We are currently evaluating FASB Staff Position 109-2 with respect to foreign earnings repatriation to determine its impact on our future financial statements, which is expected to be immaterial.

3. EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share was (in millions, except per share amounts):

	Three Months Ended			Nine Months Ended
	March 31, 2005			March 31, 2005
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic earnings per share:
Earnings applicable to common stock	$7.2	30.8	$0.23	$13.5	30.6	$0.44
Effect of dilutive securities:
- options	—	0.8	(0.01)	—	1.0	(0.01)
- warrants	—	—	—	—	—	—
- convertible notes	0.6	5.8	(0.01)	1.8	5.8	(0.02)
- restricted stock	—	0.1	—	—	0.1	—

Diluted earnings per share:
Earnings applicable to common stock	$7.8	37.5	$0.21	$15.3	37.5	$0.41

	Three Months Ended			Nine Months Ended
	March 31, 2004			March 31, 2004
	Net		Per Share	Net		Per Share
	Income	Shares	Amount	(Loss)	Shares	Amount
Basic earnings (loss) per share:
Earnings (loss) applicable to common stock	$0.5	29.9	$0.02	$(1.8)	29.6	$(0.06)
Effect of dilutive securities:
- options	—	0.8	—	—	—	—
- warrants	—	—	—	—	—	—
- convertible notes	—	—	—	—	—	—
- restricted stock	—	0.1	—	—	—	—

Diluted earnings (loss) per share:
Earnings (loss) applicable to common stock	$0.5	30.8	$0.02	$(1.8)	29.6	$(0.06)

For the nine months ended March 31, 2004, if WMS had recognized income, the total diluted shares outstanding would have increased based upon the hypothetical assumed exercise of stock options and warrants under the treasury stock method. In addition, for the three months and nine months ended March 31, 2004, if sufficient income had been earned, the total diluted shares outstanding would have assumed the conversion of our 2.75% convertible subordinated notes.

The following table describes the number of additional shares that would have been included in the total diluted shares outstanding assuming the hypothetical exercise of stock options and warrants under the treasury stock method and the conversion of our 2.75% convertible subordinated notes (in millions):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
If WMS had recognized income:

Impact of incremental stock options that would have resulted in additional diluted shares outstanding under the treasury stock method	not	not	not
	applicable	applicable	applicable	0.9

If WMS had recognized income in excess of $0.10 and $0.30 per share, respectively:

Common stock issuable upon conversion of the 2.75% convertible subordinated notes	not		not
	applicable	5.8	applicable	5.8

Excluded anti-dilutive common stock equivalents due to the grant price exceeding the market price for WMS common stock:

Stock options, performance related restricted stock and warrants	1.0	0.3	1.0	0.7

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
As Reported:

Net income (loss)	$7.2	$0.5	$13.5	$(1.8)

Income (loss) per share:
Basic	$0.23	$0.02	$0.44	$(0.06)
Diluted	$0.21	$0.02	$0.41	$(0.06)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Stock based employee compensation cost, net of related tax effects, included in the determination of net income (loss)	$0.8	$—	$1.4	$0.2

Pro forma amounts if the fair value method had been applied to all stock compensation awards:
Pro forma net income (loss)	$5.4	$(1.0)	$7.7	$(8.2)

Pro forma net income (loss) per share:
Basic	$0.18	$(0.03)	$0.25	$(0.28)
Diluted	$0.16	$(0.03)	$0.24	$(0.28)

Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss)	$2.6	$1.5	$7.2	$6.6

The following weighted average assumptions were used to value the options in the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Risk-free interest rate	4.75%	3.25%	4.75%	3.25%
Expected life	6 years	6 years	6 years	6 years
Expected volatility	0.36	0.54	0.36	0.54
Expected dividend yield	—	—	—	—

At March 31, 2005 and 2004, the Company had approximately 4.2 million and 3.5 million stock options and warrants outstanding, respectively.

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

In January 2005, the Board of Directors approved 52,164 stock-based performance awards under the WMS 2005 Incentive Plan to certain employees including 33,863 shares to our executive officers. The stock-based performance awards contain performance goals set by the Board based on levels of total revenue and free cash flow for the Company over the thirty-month period ending June 30, 2007. The number of shares of stock awarded to the participant upon the achievement of the performance goals is dependent on the extent to which each goal is achieved or exceeded. No compensation was recorded for these performance awards in the quarter ended March 31, 2005.

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

In June 2003, 29,912 shares of restricted stock with weighted average fair value at grant date of $0.5 million were granted to four officers in lieu of any cash bonuses for fiscal 2003. The restricted shares vested on June 11, 2004. The 29,912 shares of unearned restricted stock were not included in the computation of diluted loss per share for the three and nine months ended March 31, 2004.

The following summarizes the stock options exercised during the periods indicated (in millions except per share data):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Stock options exercised	0.1	0.3	0.6	0.9
Weighted average exercise price per share	$13.82	$13.43	$14.68	$10.63

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

	Nine Months Ended
	March 31,
	2005	2004
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$—	$0.3
Income tax refunds received	0.1	1.7
Interest paid	1.6	1.8
Investment income received	0.9	1.1

Schedule of Non Cash Investing Activities:
Issuance of 250,000 stock warrants to licensor	—	3.9
Gaming operations machines transferred to inventory	1.0	0.7

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments and totaled net income of $6.4 million and $.4 million for the three months ended March 31, 2005 and 2004, respectively, and totaled net income (loss) of $13.7 million and ($1.7) million for the nine months ended March 31, 2005 and 2004, respectively.

7. INTANGIBLE ASSETS

At March 31, 2005 and June 30, 2004 intangible assets were (in millions):

	March 31,	June 30,
	2005	2004
Prepaid royalties and licensing advances	$47.6	$(15.9)
Accumulated amortization	(15.9)	(9.7)

	$31.7	$27.5

Goodwill	$2.3	$2.3

External patents costs	$3.8	$1.9

At March 31, 2005 and June 30, 2004, both goodwill and external patents costs have no accumulated amortization. Once issued, patents will be amortized over four to seventeen years.

Prepaid royalties and licensing advances at March 31, 2005 and June 30, 2004 include both current and non-current asset balances. Amortization expense for prepaid royalties and licensing advances, which is charged to cost of product sales and costs of gaming operations, was $5.2 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively, and $7.2 million and $4.7 million for the nine months ended March 31, 2005 and 2004, respectively.

The estimated aggregate amortization expense at March 31, 2005 for each of the next five fiscal years and thereafter is as follows (in millions):

2005	$1.9
2006	6.5
2007	8.4
2008	9.3
2009	4.5
Thereafter	1.1

The estimated aggregate future intangible amortization as of March 31, 2005 does not reflect the significant commitments we have for future payments for royalties and licenses. See Note 10.

8. CONVERTIBLE SUBORDINATED NOTES AND LINE OF CREDIT

In September 2004, we amended our unused line of credit for $50.0 million under a revolving credit agreement ending May 21, 2005, which contains usual credit terms for a bank line, to provide additional flexibility for common stock repurchases. On May 9, 2005, we renewed our unused line of credit for $50.0 million under a revolving credit agreement for a one-year term due May 9, 2006. We did not borrow any amounts on this line during the nine-months ended March 31, 2005 or in fiscal 2004 and 2003.

Our loan agreement requires that we maintain a minimum tangible net worth and certain financial ratio covenants, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At March 31, 2005, approximately $9.1 million is available for such distributions under the most restrictive of these covenants; amounts available for distribution under our renewed revolving credit agreement due May 9, 2006 increased to $61.0 million.

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

On August 9, 2004, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. No common stock purchases were made during the nine months ended March 31, 2005.

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

10. COMMITMENTS AND CONTINGENCIES

We routinely enter into license agreements with others for the use of their intellectual properties in our products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guaranteed royalty payments as well as additional contingent payments based on future events. In the March 2005 quarter, we amended licensing agreements and entered into new licensing agreements, which increased our total potential royalty commitments. The total potential royalty commitments at March 31, 2005 increased to $97.9 million from $92.7 million at June 30, 2004. The total potential future royalty payments at March 31, 2005 decreased to $50.3 million from $56.5 million at June 30, 2004.

At March 31, 2005, we had total royalty commitments, advances and payments made and potential future royalty payments as follows (in millions):

	At March 31, 2005
			Total
	Guaranteed	Contingent	Potential
	Minimums	Payments	Payments
Total royalty commitments	$96.9	$1.0	$97.9
Advances and payments made	(47.6)	—	(47.6)

Future royalty payments	$49.3	$1.0	$50.3

Of the $47.6 million total advances and payments through March 31, 2005, $15.9 million has been charged to expense and the remaining $31.7 million is included in the March 31, 2005 balance sheet with $7.0 million in other current assets and $24.7 million in other assets.

As of March 31, 2005, we estimate that potential future royalty payments in each fiscal year will be as follows (in millions):

	At March 31, 2005
			Total
	Guaranteed	Contingent	Potential
	Minimums	Payments	Payments
Year Ended June 30,
2005	$4.2	$0.4	$4.6
2006	11.0	0.5	11.5
2007	10.3	0.1	10.4
2008	9.2	—	9.2
2009	4.9	—	4.9
Thereafter	9.7	—	9.7

Total	$49.3	$1.0	$50.3

As part of our technology improvement plan, we have licensed technology from third parties. At March 31, 2005, we had guaranteed minimum payments related to such technologies aggregating $10.7 million, all of which had been paid as advances and $0.9 million had been charged to expense. An additional $0.3 million of contingent payments may become payable based on future events. These amounts are included in the table above. If we determine that we will not realize the value of a particular licensed technology, we will record an immediate charge against earnings at the time of such determination. If all of the contingent payments became due and all of the technologies were to have no further value to us, we would record a charge of up to $10.1 million.

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

As we received regulatory approvals throughout fiscal 2004 for our new CPU-NXT computer circuit board and operating system, new Bluebird cabinet and new games from each of the six North American gaming labs, our product sales revenues increased and this has continued in the nine months ended March 31, 2005. In fiscal 2006 and 2007, with all of the approvals in hand for all of our product lines, we expect to grow our market share with our new product lines: mechanical reel, video poker and wide-area progressive jackpots.

Technology Improvement Plan

In the first phase of this plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 has been approved by all six of the North American gaming labs, and we were required to and completed an upgrade of our hopper game operating system to version 2.57 in four jurisdictions plus the casinos regulated by Gaming Laboratories International, Inc. (GLI). Other jurisdictions may require upgrades in the future. We are making version 2.57 available in other jurisdictions as an optional upgrade. GLI and Nevada approved version 2.59, our printer upgrade version, in calendar 2003. Nevada and GLI are currently the only jurisdictions that have required all printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and we have made version 2.59 available in other approved jurisdictions as an optional upgrade. The GLI lab tests product for all of the Native American casinos and the Midwest riverboat casinos where in the aggregate we believe about 50% of our legacy gaming devices are deployed.

We have completed the second phase of our technology improvement plan, which consisted of the development, approval and introduction of our new CPU-NXT computer circuit board and operating system. The commercial version of the CPU-NXT operating system was approved by GLI in September 2003 when we also received GLI approval for nine game themes on this new system. We subsequently received regulatory approvals for CPU-NXT from the other five North American gaming labs.

In the third phase, we are evaluating specifications and requirements for an even more advanced gaming system to be developed during the third phase of the technology improvement plan. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate more resources to this longer-term effort.

Bluebird and CPU-NXT Commercialization

For our video product line, our focus in the near term is to refresh our legacy installed base of more than 50,000 video gaming devices in casinos through either replacement with new Bluebird video gaming devices or through CPU-NXT upgrade kits and to recapture video market share that we lost as we developed the first two phases of our technology improvement plan. We received the first approval from GLI for the marketable version of the Bluebird video cabinet at the end of November 2003. We have now received approvals for the Bluebird video cabinet from the other five North American gaming labs. Each jurisdictional approval of the CPU-NXT operating system has allowed us to submit new game themes designed for use with that system to the regulators for approval, which enables us to sell and ship additional CPU-NXT upgrade kits. We now have the approvals from all six North American gaming labs for hardware peripheral options, such as alternative coin handling, printing and bill accepting equipment.

Customer acceptance of Bluebird gaming devices and our new game themes continues to be very favorable. Since we started selling Bluebird gaming devices in December 2003, we have executed corporate agreements or issued sales orders for over 39,800 Bluebird gaming devices and CPU-NXT kits. These corporate agreements are with multi-jurisdictional casino operators and the sales orders are with a number of tribal and individual casino properties. Through March 31, 2005, over 30,800 of these orders had been shipped, the remaining 9,000 of these open orders consist of over 7,200 new Bluebird gaming devices and over 1,800 CPU-NXT upgrade units, which we expect to ship over the next two quarters. We expect order levels to continue at a strong pace as the Bluebird gaming devices and new game themes are generating strong performance data, and we have all necessary regulatory approvals. We have over 30 video for sale game themes approved in most gaming jurisdictions. We also expect strength in game conversion revenues over the next several quarters, as operators see the value and performance benefits of our CPU-NXT upgrade kits and printer upgrades.

Product Line Expansion Plan

In May 2004, we received Nevada Gaming Control Board and Nevada Gaming Commission approvals for our WAP. We launched the product in Nevada in late May 2004, one month earlier than our original expectation. We received GLI approval for our new WAP jackpot system also in May 2004 and launched the product in Native American casinos in June 2004. We received Colorado Gaming Commission approval in September 2004 and launched the product in Colorado casinos in September 2004. We received Mississippi Gaming Commission approval for our WAP product in January 2005. In late March 2005, we received regulatory approval for a 90 day limited roll out of our WAP system from the New Jersey gaming regulators and expect to receive unlimited regulatory approval in Summer 2005. The first WAP jackpot we launched was Monopoly™ Money™. In January 2005, we launched our second WAP jackpot titled A FISTFUL OF DOLLARS™ featuring Clint Eastwood. To date seventeen jackpot winners in casinos in Nevada, Mississippi and in Native American Casinos have won an aggregate of over $3.2 million in progressive jackpots.

In September 2004, we launched our new mechanical reel product line with six initial game themes under the Can’t Lose® brand name. We have received approvals from all six North American gaming labs for the mechanical reel-spinning product and in most jurisdictions we now have over 20 game themes approved. We have received approvals for the second and third series of mechanical reel games under the Scroll Top™ and Ring series brand names and the fourth series under the Color Dotmation™ brand name is expected to be approved in the June 2005 quarter.

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

In the March 2004 quarter, we launched the fifth game in the HOLLYWOOD SQUARES™ themed series of participation games called Tour of Stars®, and in July 2004, we launched the sixth game in the series, Prize Spin™. Our seventh game in the series and first game to be in our Bluebird cabinet, Premier Night™, is expected to receive initial approvals in the June 2005 quarter.

In September 2003, we announced our agreement with Sony Pictures Consumer Products to develop, market and distribute MEN IN BLACK™ branded games. We introduced this new series of participation games in our new Bluebird cabinet in June 2004. The second game in this series, Riches of the Universe™, was launched in the March 2005 quarter.

We launched MATCH GAME™ as a hybrid game in our new Bluebird cabinet in July 2004. MATCH GAME is the first game in our new Classic TV Game Show Series™ of hybrid games. We received approvals for PASSWORD™, our second game in the series, in the December 2004 quarter and approval for the third game SUPERMARKET SWEEPs™ in March 2005.

In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL® that we are developing as a wide-area progressive game for launch in the March 2006 quarter.

Pursuant to our ongoing focus on capital allocation, we continued investing in future content and positioning WMS to drive industry innovation through the licensing of important intellectual property rights. These investments include new high profile, high impact brand names, such as WORLD SERIES OF POKER™, which we licensed in April 2005. We believe that our game designers will harness all of the excitement of this brand into games that resonate extremely well with both video poker and multi-line video slot players. We expect approval later this summer for our first video poker theme based on this license.

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

CRITICAL ACCOUNTING POLICIES

During the quarter ended March 31, 2005, we made no changes in our critical accounting policies or in the application of those policies, as reported in our Annual Report on Form 10-K for the year ended June 30, 2004.

Allowances for slow-moving and obsolete inventories

The majority of our new game units now consist of Bluebird gaming devices, although we are selling new and used legacy devices internationally and to VLT customers. We periodically review our inventories to identify slow moving or obsolete conditions requiring appropriate adjustment to net realizable value. At March 31, 2005, our inventories included $24.9 million of legacy game raw materials and new and used finished goods, which compares to $32.6 million at June 30, 2004. In the March 2005 quarter, we recorded a $1.6 million charge to reduce legacy inventory to net realizable value. An active market exists mostly outside of North America for used games. In January 2005, we relocated the refurbishment of used games to our Las Vegas facility to better focus on this business. We continue to support our customer’s installed base of legacy games and continue to review our legacy inventories for impairment.

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

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines. Our obligations under these arrangements and under our convertible subordinated notes at March 31, 2005 were as follows (in millions):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Contractual Obligations
Operating leases	$21.4	$0.8	$5.2	$4.3	$11.1
Royalty payments	49.3	4.2	21.3	14.1	9.7
Non-cancelable raw materials purchase orders	3.0	3.0	—	—	—
Convertible subordinated notes	115.0	—	—	—	115.0
Other, including guaranteed minimum employment agreements	9.0	6.4	2.2	0.4	—

Total	$197.7	$14.4	$28.7	$18.8	$135.8

The total potential royalty commitments made and those contingent upon future events, decreased from $56.5 million at June 30, 2004 to $50.3 million at March 31, 2005 primarily due to payments of $6.2 million during the nine months ended March 2005, partially offset by new and amended brand licensing agreements. Potential royalty commitments could continue to increase in the future as we enter into new brand licensing agreements.

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock and performance contingent restricted stock units to our employees, officers, directors and consultants and warrants to a licensor, and we have issued convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	March 31,	June 30,	Increase
	2005	2004	(Decrease)
(in millions)
Total cash, cash equivalents and short-term investments	$42.3	$116.2	$(73.9)
Total current assets	293.5	278.0	15.5
Total assets	440.0	395.0	45.0
Total current liabilities	57.6	40.5	17.1
Long-term debt	115.0	115.0	—
Stockholders’ equity	267.4	239.5	27.9
Net working capital	235.9	237.5	(1.6)

Our current sources of liquidity for the nine months ended March 31, 2005 were:

•	Existing cash, cash equivalents and short-term investments,

•	Our net income of $13.5 million plus $26.4 million of depreciation and amortization, $5.8 million of deferred income taxes and other non-cash expenses of $3.1 million, including a receivables provision,

•	Proceeds from stock option exercises of $8.6 million, excluding related tax benefits

We believe that cash and cash equivalents and short-term investments of $42.3 million at March 31, 2005, inclusive of $2.7 million of restricted cash, will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, and the levels of inventories and receivables required in the operation of our business. For the remainder of fiscal 2005, we do not expect to be dependent on cash flow from operations and we do not expect to borrow any money under our revolving credit line. In fiscal 2006 and 2007, we expect cash flow from operations to increase as we grow market share in our new product lines: mechanical reel, poker and wide area progressive systems. We do not believe we will need to raise additional capital in the short-term or long-term; however, we will assess market opportunities as they arise.

In September 2004, we amended our unused line of credit for $50 million under a revolving credit agreement ending May 21, 2005, which contains usual credit terms for a bank line, to provide additional flexibility for common stock repurchases. On May 9, 2005 we renewed our unused line of credit for $50.0 million under a revolving credit agreement for a one-year term, due May 9, 2006. We did not borrow any amounts on this line during the nine-months ended March 31, 2005 or in fiscal 2004.

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

During the nine months ended March 31, 2005, our net working capital was essentially unchanged as cash was used to invest in accounts receivable, inventory and other current assets. Cash, restricted cash and short-term investments decreased by $73.9 million in aggregate during the nine-months ended March 31, 2005. Accounts and notes receivable, increased by $43.1 million due to higher new unit sales levels during the nine months ended March 31, 2005. Inventory at March 31, 2005 increased by $40.8 million due to $28.4 million of higher levels of raw materials as we prepared for an increasing volume of business and $12.4 million for finished goods due to $4.7 million of new Bluebird participation gaming devices and top boxes, particularly for the launch of the A FISTFUL OF DOLLARS WAP games, that were built, but not yet installed. Net royalty advances increased by $4.2 million due to new technology and brand license agreements we entered into or amended during the nine-months ended March 31, 2005. Current liabilities increased by $17.1 million due to higher accounts payable related to increased inventories, and higher compensation-related liabilities. We have not experienced significant bad debt expense in any of the periods presented. We expect to continue to invest in working capital through the remainder of fiscal 2005 and 2006 albeit at a slower pace than we have experienced in the nine months ended March 31, 2005.

We have $16.5 million of current and long-term deferred tax assets on our balance sheet as of March 31, 2005, a net decrease of $2.3 million from June 30, 2004. These represent taxable temporary differences expected to reverse in fiscal 2005 and future years, and tax credits and tax operating losses generated in fiscal 2004, that can be claimed on fiscal 2005 and future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. On this basis, we have not provided any additional valuation allowance from that provided at June 30, 2004 related to realizability of such assets as of March 31, 2005. However, such valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

We have no material commitments for capital expenditures at March 31, 2005. We utilize financing arrangements for operating leases of regional office facilities and for some equipment. We have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. Our total potential royalty commitments, including payments contingent upon future events, increased from $92.7 million at June 30, 2004 to $97.9 million at March 31, 2005, of which $47.6 million has been paid. Please refer to the table under “Off-Balance Sheet Arrangements and Contractual Obligations” above and Note 10 to our Condensed Consolidated Financial Statements in Item 1 above.

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

Capital Resources

The following table summarizes our sources and uses of cash for the periods shown (in millions):

	Nine Months Ended
	March 31,		Increase
	2005	2004	(Decrease)
Cash provided (used) by:
Operating activities	$(33.9)	$(26.5)	$(7.4)
Investing activities	(13.7)	(15.3)	1.6
Financing activities	8.6	18.8	(10.2)
Effect of exchange rates on cash	0.2	0.1	0.1

Decrease in cash and cash equivalents	$(38.8)	$(22.9)	$(15.9)

Cash used by operating activities was $33.9 million for the nine months ended March 31, 2005, as compared to cash used of $26.5 million for the nine months ended March 31, 2004. The current period increase relative to the comparable prior year period was due to $86.2 million of cash invested in operating assets and liabilities due to growth of our business, compared to $48.8 million of cash invested in operating assets and liabilities in the nine months ended March 31, 2004. Net income and deferred taxes for the nine-months ended March 31, 2005 were $13.5 million and $2.8 million, respectively, providing $19.3 million of cash to operations compared to a $2.8 million use of cash in the nine-months ended March 31, 2004. Depreciation and amortization expense provided $26.4 million of cash to operations for the nine months ended March 31, 2005, as compared to $19.0 million for the nine months ended March 31, 2004.

For the three months ended March 31, 2005, cash used by operating activities was $9.7 million. We anticipate cash to be provided by operations over the next twelve months, due to anticipated higher revenues from increased new unit sales, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the increase in our revenues. In addition, we expect in the remainder of fiscal 2005 and fiscal 2006 that our cash invested in operating assets and liabilities will not continue to increase at the rate experienced in the nine months ended March 31, 2005.

Components of the $86.2 million and $48.8 million invested in operating assets and liabilities for the nine-month periods ended March 31, 2005 and 2004, respectively, are as follows (in millions):

	Nine Months Ended
	March 31,		Increase
	2005	2004	(Decrease)
Changes in Operating Assets and Liabilities:
Decrease (increase) in operating assets:
Accounts and notes receivable	$(43.1)	$(21.9)	$(21.2)
Raw material and finished goods inventories	(40.8)	(27.5)	(13.3)
All other operating assets	(19.4)	(8.4)	(11.0)

Increase in operating liabilities:
Current liabilities	17.1	9.0	8.1

Net increase in operating assets and liabilities	$(86.2)	$(48.8)	$(37.4)

For the nine months ended March 31, 2005, the $43.1 million increase in accounts and notes receivable reflects an increasing trend in new unit sales, while raw material and finished goods inventories increased $40.8 million as we prepared for an increased volume of business. The $19.4 million increase in all other operating assets was primarily due to: a $4.2 million of net royalty advances for new technology and brand license agreements entered into or amended; a $1.9 million increase in patents; a $2.2 million increase in long-term notes receivable; a $2.2 million increase in restricted cash; a $4.5 million increase in prepaid and other assets; and after consideration of the deferred tax provision, a $3.5 million increase in deferred tax assets during the current nine-months ended March 31, 2005. The increase of current liabilities was due to higher accounts payable related to increases in inventories and higher accrued liabilities, including compensation related liabilities.

For the nine-months ended March 31, 2004, the increase in accounts and notes receivable reflects an increasing trend in new unit sales, while raw material inventories increased $28.4 million as we prepared for an increased volume of business. The increase in all other operating assets is due to $6.2 million of royalty advances for new technology and brand license agreements entered into or amended during the nine-months ended March 2004. The increase of current liabilities is due to higher accounts payable reflecting higher inventory levels, partially offset by our payment to Midway Games Inc. of a $4.0 million tax advance.

Cash used by investing activities was $13.7 million and $15.3 million for the nine months ended March 31, 2005 and 2004, respectively. Cash used for the purchase of property, plant and equipment for the nine months ended March 31, 2005 was $7.0 million compared with $8.6 million for the comparable prior year period. We are currently planning the purchase and renovation of additional space near our technology campus, which we expect to begin in Spring 2006 and an expansion of our Waukegan manufacturing facility that will begin in Fall 2005. However, on an overall expenditure basis, we do not anticipate any significant changes in the general trend of our capital expenditures for property, plant and equipment in the remainder of fiscal 2005 or fiscal 2006, or fiscal 2007. Cash used for additions to gaming operation machines was $44.0 million and $9.2 million for the nine months ended March 31, 2005 and 2004, respectively. The current period investment in gaming operation machines was higher as we refreshed our participation games with new technology installed in our new Bluebird cabinet. We expect this investment to continue to remain at high levels through the remainder of fiscal 2005, and fiscal 2006, and 2007 as we roll out new participation games installed in our Bluebird cabinet. Net cash of $37.3 million was provided from the redemption of short-term investments for the nine months ended March 31, 2005, compared to $2.5 million provided by the redemption of such investments in the comparable prior year period.

Cash provided by financing activities was $8.6 million for the nine months ended March 31, 2005 compared with cash provided of $18.8 million for the comparable prior year period. We received $8.6 million and $9.5 million from the exercise of stock options in the nine months ended March 31, 2005 and 2004, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options. We also received net cash of $14.3 million in July 2003 from the exercise of the over-allotment option relating to our convertible subordinated notes.

On August 9, 2004, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. In the nine months ended March 31, 2005, we did not repurchase any shares of our common stock.

During the nine months ended March 31, 2004, we purchased $5.0 million of our common stock for treasury. At March 31, 2004, we had $12.5 million remaining on the twelve month, $25 million share buyback program approved by our Board of Directors in April 2003 and expanded in June 2003. This program expired in April 2004. Since the inception of our common stock repurchase programs in January 2002 through March 31, 2005, we purchased 3,193,500 or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million, or $13.31 per share.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Revenues, Gross Margins and Key Performance Indicators (in millions, except unit data):

	Three Months Ended
	March 31,		Increase
	2005	2004	(Decrease)	% Change
Product Sales:
New unit sales revenue	$66.3	$34.5	$31.8	92.2%
Parts, used games, conversions and OEM revenue	10.2	8.1	2.1	25.9

Total product sales revenue	$76.5	$42.6	$33.9	79.6

Total new units sold	6,501	3,926	2,575	65.6
Average sales price per new unit	$10,204	$8,794	$1,410	16.0
Total OEM units sold	—	1,000	(1,000)	(100.0)
Gross profit on product sales revenue	$30.1	$17.8	$12.3	69.1
Gross margin on product sales revenue	39.3%	41.8%	-2.5%	(5.8)

Gaming Operations Revenues:
Participation revenue	$22.9	$14.5	$8.4	57.9
Royalties, VLT and other lease revenue	8.3	6.7	1.6	23.9

Total gaming operations revenue	$31.2	$21.2	$10.0	47.2

Average installed base	5,328	4,202	1,126	26.8
Installed base at period end	5,983	4,216	1,767	41.9
Net revenue per day per machine	$47.90	$37.87	$10.03	26.5
Gross profit on gaming operations revenue	$24.2	$16.8	$7.4	44.0
Gross margin on gaming operations revenue	77.6%	79.2%	-1.6%	(2.1)

Total Revenues	$107.7	$63.8	$43.9	68.8

Total Gross Profit	$54.3	$34.6	$19.7	56.9

Total Gross Margin	50.4%	54.2%	-3.8%	(7.0)

The increase in total revenues for the March 2005 quarter compared to the March 2004 quarter was primarily due to $31.8 million in higher new gaming machine sales, $2.1 million increase in parts, used games, conversions, and OEM revenues, and a $10.0 million increase in gaming operations revenues.

New unit sales increased by 65.6% to 6,501 units in the March 2005 quarter compared to the March 2004 quarter as we shipped our new Bluebird video gaming devices to additional jurisdictions after receiving additional regulatory approvals and as we offered a higher number of new game themes. In the March 2005 quarter, revenues from parts, used games, conversions and OEM increased 25.9% compared to the prior year quarter due to a increase in conversion kits as we shipped 1,910 conversion kits, including 1,696 CPU-NXT upgrade kits in the quarter. The average sales price per new unit increased 16%, as higher priced Bluebird units were a higher proportion of new unit sales during the March 2005 quarter. We expect continued growth in the average selling price over the next two quarters, as we implemented a 9% increase in list price of Bluebird video units effective January 1, 2005.

In addition, we expect growth in our installed base of participation games and average revenue per day of gaming operations in future quarters as we continue to roll out new participation games in Bluebird cabinets. The success of these games is accelerating our transition from games in legacy cabinets to new games in Bluebird cabinets. The installed base grew 1,767 units to 5,983 units at March 31, 2005 from March 31, 2004. New games in Bluebird cabinets accounted for 3,555 units, or 59%, of the installed base at March 31, 2005. Average revenue per day increased $10.03 from the prior year quarter to $47.90 per day for the March 2005 quarter. Gaming operations revenue also benefited from an increase in royalty revenue in the March 2005 quarter from the March 2004 quarter, primarily due to our licensees’ increased purchases or placement of WMS games. We do not expect royalty, VLT and other lease revenue to continue at this high level.

Total gross profit increased to $54.3 million for the March 2005 quarter from $34.6 million in the March 2004 quarter while total gross margin was 50.4% in the March 2005 quarter compared to 54.2% in the corresponding period in 2004. Higher margin gaming operations revenues were only 29.0% of total revenues in the March 2005 quarter, compared to 33.2% in the March 2004 quarter due to the increase of product sales revenue in the current year quarter. The gross margin on product sales revenues, inclusive of the impact of $1.6 million of inventory reserves and $0.2 million of separation costs related to a reduction in work-force was 39.3% for the March 2005 quarter compared to 41.8% for the March 2004 quarter. The gross margin percentage for the March 2005 quarter was impacted by the product mix as well as the separation charges and reserves to write-down legacy products to net realizable value. We continue to expect that in fiscal 2006, the gross margin on Bluebird gaming devices will approach the mid-40% range, as we attain the benefits from our strategic sourcing and value engineering initiatives and continue to achieve the benefits from leveling the production schedule throughout the quarter. Additionally, the recently implemented price increases and product enhancements are also expected to support margin growth. The gross profit margin on gaming operations was 77.6% and 79.2% for the March 2005 and 2004 quarters, respectively, as lower margins on WAP games and higher royalties payable to licensors were partially offset by higher royalties received from licensees. In addition, the number of jackpot payouts on our WAP links impacted the margin, as nine jackpots were awarded in the March 2005 quarter.

Operating Expenses (in millions of dollars):

	Three Months Ended
	March 31,
	2005		2004
		As % of		As % of	Increase
	$	Revenue	$	Revenue	(Decrease)	% Change
Research and development	$12.9	12.0%	$11.9	18.7%	$1.0	8.4%
Selling and administrative	20.6	19.1%	14.8	23.2%	5.8	39.2%
Depreciation and amortization	10.9	10.1%	6.7	10.5%	4.2	62.7%

Total Operating Expenses	$44.4	41.2%	$33.4	52.4%	$11.0	32.9%

Research and development expenses, which include $0.3 million of separation costs related to a reduction in work-force, increased $1.0 million, or 8.4%, to $12.9 million in the March 2005 quarter compared to $11.9 million in the prior year quarter. The year-over-year increase in research and development costs was due to headcount increases to fully staff international game development studios and ongoing execution of the technology improvement plan, separation expense and higher product approval costs for a greater number of new game themes. We continue to expect quarterly research and development expenses in fiscal 2005 to exceed those in the comparable prior year’s quarters.

Selling and administrative expenses, which include $0.5 million of separation costs related to a reduction in work-force, increased $5.8 million, or 39.2%, to $20.6 million in the March 2005 quarter compared to $14.8 million in the March 2004 quarter. Selling and administrative costs increased over the March 2004 quarter due to net additional headcount, higher commissions based on substantially higher revenues, separation expense, and higher equity compensation costs. We continue to expect selling and administrative expenses to exceed those in the comparable prior year’s quarters.

Depreciation and amortization expense increased by $4.2 million to $10.9 million from the March 2004 quarter as the level of investment in participation gaming devices for gaming operations increased from the March 2004 quarter with the installation of over 1,500 new games in Bluebird cabinets during the March 2005 quarter. We expect that the level of investment in gaming operations equipment will continue to remain at high levels for the next several quarters due to the ongoing placement of new participation game themes, including WAP game themes, in our new Bluebird cabinet.

We generated net operating income of $9.9 million in the March 2005 quarter, inclusive of $1.0 million of separation charges, compared to a net operating income of $1.2 million in the March 2004 quarter. The improved operating performance in the fiscal 2005 third quarter resulted from the $19.7 million increase in gross profit, partially offset by a $5.8 million increase in selling and administrative expenses, $1.0 million increase in research and development expenses and a $4.2 million increase in depreciation and amortization expense.

We incurred interest and issuance cost amortization expense of $1.0 million for both the March 2005 and March 2004 quarters related to our 2.75% convertible subordinated notes issued in Summer 2003. We recorded a pre-tax gain of $0.6 million in Other Income from the license of certain intellectual property of a discontinued business. In addition, in the March 2005 quarter, we recorded $0.5 million of net other income including investment income earned on cash, cash equivalents and short-term investments, which amounted to $42.3 million at March 31, 2005. In the March 2004 quarter, interest expense was partially offset by $0.5 million of net other income including investment income earned on cash, cash equivalents and short-term investments which amounted to $76.7 million at March 31, 2004.

The provision for income taxes of $2.8 million, which is comprised of deferred taxes, is based on our revised annual estimated effective tax rate of 30.0%, due to the impact of the American Jobs Creation Act of 2004, extraterritorial income exclusions, foreign tax credits and research and development tax credits in 2005. The 37.5% estimated effective income tax rate for the March 2004 quarter reflected a provision of $0.3 million against pre-tax income.

Net income was $7.2 million or $0.21 per diluted share for the March 2005 quarter compared to net income of $0.5 million, or $0.02 per diluted share, for the prior year quarter.

NINE MONTHS ENDED MARCH 31, 2005 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2004

Revenues, Gross Margins and Key Performance Indicators (in millions, except unit data):

	Nine Months Ended
	March 31,		Increase
	2005	2004	(Decrease)	% Change
Product Sales:
New unit sales revenue	$165.4	$77.1	$88.3	114.5%
Parts, used games, conversions and OEM revenue	33.9	21.2	12.7	59.9

Total product sales revenue	$199.3	$98.3	$101.0	102.7

Total new units sold	16,532	9,019	7,513	83.3
Average sales price per new unit	$10,006	$8,551	$1,455	17.0
Total OEM units sold	1,750	1,000	750	75.0
Gross profit on product sales revenue	$78.3	$39.4	$38.9	98.7
Gross margin on product sales revenue	39.3%	40.1%	-8.0%	(2.0)

Gaming Operations Revenues:
Participation revenue	$59.1	$48.7	$10.4	21.4
Royalties, VLT and other lease revenue	18.4	15.0	3.4	22.7

Total gaming operations revenue	$77.5	$63.7	$13.8	21.7

Average installed base	4,734	4,535	199	4.4
Installed base at period end	5,983	4,216	1,767	41.9
Average revenue per day per machine	$45.57	$39.09	$6.48	16.6
Gross profit on gaming operations revenue	$60.9	$51.9	$9.0	17.3
Gross margin on gaming operations revenue	78.6%	81.5%	-2.9%	(3.6)

Total Revenues	$276.8	$162.0	$114.8	70.9

Total Gross Profit	$139.2	$91.3	$47.9	52.5

Total Gross Margin	50.3%	56.4%	-6.1%	(10.8)

The increase in total revenues for the March 2005 nine-month period compared to the March 2004 nine-month period was primarily due to $88.3 million in higher new gaming machine sales, a $12.7 million increase in parts, used games, conversions and OEM revenues, and a $13.8 million increase in gaming operations.

New unit sales increased by 83.3% to 16,532 units for the March 2005 nine-month period compared to the prior year nine-month period as we shipped our new Bluebird gaming devices to additional jurisdictions after receiving additional regulatory approvals and as we offered a higher number of new game themes. In the March 2005 nine-month period, revenues from parts, used games, conversions and OEM increased 59.9% compared to the prior year nine-month period primarily due to an increase in conversion units sold in the current nine-month period, as we received approvals during fiscal 2004 to sell our new games and conversion kits with the CPU-NXT operating system. The average sales price per new unit increased 17% as higher priced Bluebird units were a higher proportion of new unit sales during the March 2005 nine-month period. We expect continued growth in the average selling price over the next two quarters, as we implemented a 9% increase in the list price of Bluebird video units effective January 1, 2005.

The average installed base of participation gaming devices increased to 4,734 units in the March 2005 nine-month period from 4,535 units in the March 2004 nine-month period, while the average revenue per day increased by $6.48 per day from the prior year nine-month period to $45.57 per day as we continued to refresh the installed base with new games. The increase in the average installed base of participation gaming devices was due to new games offered on our new Bluebird gaming cabinet and the transition of the installed base of legacy gaming devices, which did not support the dual port cashless gaming technology that many customers require, to new games in Bluebird cabinets and the natural evolution of our older participation series. The installed base grew 1,767 units to 5,983 units at March 31, 2005 from March 30, 2004, as we introduced new participation games in the Bluebird cabinet. The success of these new games is accelerating our transition from games in legacy cabinets to new games in Bluebird cabinets as we have installed 3,555 new games in Bluebird cabinets. We expect growth in our installed base of participation games and average revenue per day of gaming operations in future quarters as we continue to install new participation games in our new Bluebird cabinet. Gaming operations revenues benefited from a 23.5% increase in royalty revenues in the March 2005 nine-month period from the March 2004 nine-month period, primarily due to our licensees’ increased purchases or placement of WMS games.

Total gross profit increased to $139.2 million for the March 2005 nine-month period from $91.3 million in the March 2004 nine-month period while total gross margin was 50.3% in the March 2005 nine-month period compared to 56.4% in the March 2004 nine-month period. Higher margin gaming operations revenues were only 28.0% of total revenues in the March 2005 nine-month period, compared to 39.3% in the March 2004 nine-month period due to the increase of product sales revenue in the current year nine-month period. The gross margin on product sales, after the impact of $1.6 million of inventory reserves and $0.2 million of separation costs related to a reduction in work-force, was 39.3% for the March 2005 nine-month period and 40.1% for the 2004 nine month period, reflecting higher margin on the mix of products sold offset by greater overtime and temporary labor costs in the fiscal 2005 period. We continue to expect that in fiscal 2006, the gross margin on Bluebird gaming devices will approach the mid-40% range, as we attain the benefits from our strategic sourcing and value engineering initiatives and continue to achieve the benefits from leveling the production schedule throughout the quarter. The gross profit margin on gaming operations decreased to 78.6% in the March 2005 nine-month period compared to 81.5% in the prior years nine-month period, reflecting higher royalties payable to licensors and the lower margins on our wide-area progressive games, partially offset by higher royalties received from licensees. In addition, the number of jackpot payouts on our WAP links impacted the margin, as nine jackpots were awarded in the March 2005 quarter.

Operating Expenses (in millions of dollars):

	Nine Months Ended
	March 31,
	2005		2004
		As % of		As % of	Increase	%
	$	Revenue	$	Revenue	(Decrease)	Change
Research and development	$38.5	13.9%	$32.4	20.0%	$6.1	18.8%
Selling and administrative	55.5	20.1%	41.9	25.9%	13.6	32.5%
Depreciation and amortization	26.4	9.5%	19.0	11.7%	7.4	38.9%

Total Operating Expenses	$120.4	43.5%	$93.3	57.6%	$27.1	29.0%

Research and development expenses, which include $0.3 million of separation costs related to a reduction in work-force, increased $6.1 million, or 18.8%, to $38.5 million in the March 2005 nine-month period compared to $32.4 million in the prior year nine-month period. The increased costs were due to higher regulatory approval costs incurred for the final approvals for CPU-NXT and Bluebird, for a greater number of new game themes and for the final legacy operating system upgrade in GLI territories, plus separation charges and headcount increases to fully staff our international game development studios and increased staff for the long-term portion of the technology improvement plan. We continue to expect research and development expenses in fiscal 2005 to exceed those in the comparable prior year’s quarters.

Selling and administrative expenses, which include $0.5 million of separation costs related to a reduction in work-force, increased $13.6 million, or 32.5%, to $55.5 million in the March 2005 nine-month period compared to $41.9 million in the March 2004 nine-month period. These cost increases resulted from higher commissions based on substantially higher revenues, additional headcount, overtime and temporary contract labor for game installs, participation placements and in certain administrative areas due to increased demand and the timing of shipments, additional trade show and marketing costs to continue to support the simultaneous launch of three new product lines, separation charges and higher equity compensation costs. We continue to expect selling and administrative expenses in fiscal 2005 to exceed those in comparable prior year’s quarters.

Depreciation and amortization expense increased by $7.4 million, or 38.9% to $26.4 million as the level of investment in participation gaming devices for gaming operations increased from the March 2004 nine-month period with the installation of new games in Bluebird cabinets during the March 2005 nine month period. We expect that the level of investment in gaming operations equipment will continue to remain at high levels for the next several quarters due to the on-going placement of new participation game themes, including WAP game themes, in our new Bluebird cabinet.

We generated operating income of $18.8 million in the March 2005 nine-month period, compared to an operating loss of $2.0 million in the March 2004 nine-month period. The improved operating performance in the fiscal 2005 nine-month period resulted from the $47.9 million increase in gross profit, partially offset by a $13.6 million increase in selling and administration expenses, $6.1 million increase in research and development expenses and a $7.4 million increase in depreciation and amortization expense.

We incurred interest and issuance cost amortization expense of $3.0 million in the March 2005 nine-month period compared to $2.9 million in the March 2004 nine-month periods primarily related to our 2.75% convertible subordinated notes issued in Summer 2003. We recorded a pre-tax gain of $0.6 million in Other Income from the license of certain intellectual property of a discontinued business. In addition, in the nine-months ended March 2005, we recorded $1.5 million of pre- and post-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved, and $1.4 million of net other income including investment income earned on cash, cash equivalents, and short-term investments. For the nine-months ended March 2004, interest expense was partially offset by $1.4 million of net other income including investment income earned on cash, cash equivalents, and short-term investments.

The provision for income taxes of $5.8 million, which is comprised of deferred taxes, is based on our revised annual estimated effective tax rate of 30.0%. The lower effective tax rate is due to the impact of the American Jobs Creation Act of 2004, extraterritorial income exclusions, foreign tax credits and research and development tax credits in 2005. The 37.5% estimated effective income tax rate for the March 2004 nine-month period reflected a benefit of $1.0 million against pre-tax losses.

Net income was $13.5 million or $0.41 per diluted share for the March 2005 nine-month period compared to net loss of $1.8 million, or $0.06 per share, for the prior year nine-month period.

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

HOLLYWOOD SQUARES is a trademark of King World Productions Inc.

MATCH GAME is a trademark of FremantleMedia Operations BV. ©2005 FremantleMedia North America, Inc. Licensed by FremantleMedia Licensing Worldwide.

PASSWORD is a trademark of FremantleMedia Operations BV. ©2005 FremantleMedia North America, Inc. Licensed by FremantleMedia Licensing Worldwide.

A FISTFUL OF DOLLARS ©1964 Unidis, S.A.R.L. All rights reserved.

3 WAY ACTION is a trademark of Yehia Awada.

SUPERMARKET SWEEP is a trademark of Howard Productions, Inc.

WORLD SERIES OF POKER is a trademark of Harrah’s License Company, LLC. All rights reserved .

CPU-NXT, Bluebird, Classic TV Game Show Series, Color Dotmation, Riches of the Universe, Tour of Stars, Can’t Lose, Scroll Top, Prize Spin and Premier Night are trademarks and registered trademarks of WMS Gaming Inc. All rights reserved.

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

Equity Price Risk

As of March 31, 2005, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% with a fair value of $164.1 million due to the increase in the market value of our common stock underlying the conversion provisions. Using a discounted cash flow model, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $3.7 million, assuming our stock price is held constant. This change in fair value would have no effect on our cash flows or future results of operations. The fair value of our convertible fixed-rate debt will fluctuate with changes in the price of our common stock. Based on the number of shares underlying our convertible debt, we currently estimate that a 10% change in our stock price, assuming the prevailing market interest rates are held constant, would impact the fair value of our convertible fixed rate debt by approximately $14.8 million. This change in fair value would have no effect on our cash flows or future results of operations.

Foreign Currency Risk

During the quarter ended March 31, 2005, we had no changes in our foreign currency risk.

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

PART II. OTHER INFORMATION

     ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Employment Agreement, dated February 18, 2005, between WMS Industries Inc. and Orrin J. Edidin, incorporated by reference to WMS’ Current Report on Form 8-K filed February 24, 2005.

10.2	Employment Agreement, dated February 18, 2005, between WMS Industries Inc. and Scott D. Schweinfurth, incorporated by reference to WMS’ Current Report on Form 8-K filed February 24, 2005.

10.3	Revolving Note, dated May 9, 2005, made by WMS to LaSalle Bank National Association.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: May 9, 2005	By:	/s/ Scott D. Schweinfurth

Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Employment Agreement, dated February 18, 2005, between WMS Industries Inc. and Orrin J. Edidin, incorporated by reference to WMS’ Current Report on Form 8-K filed February 24, 2005.

10.2	Employment Agreement, dated February 18, 2005, between WMS Industries Inc. and Scott D. Schweinfurth, incorporated by reference to WMS’ Current Report on Form 8-K filed February 24, 2005.

10.3	Revolving Note, dated May 9, 2005, made by WMS to LaSalle Bank National Association.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.