Form 10-K
period 2005-06-30
WMS INDUSTRIES INC /DE/
filed 2005-09-09
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant:    (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the common stock on December 31, 2004, was $1,031,210,000. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On September 1, 2005, the number of shares of common stock outstanding (excluding 700,620 shares held as treasury shares) was 31,664,583 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement to be filed on or about October 28, 2005 with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.

This report contains forward-looking statements concerning our future business performance, strategy, outlook, plans, liquidity, pending regulatory matters and outcomes of contingencies including legal proceedings, among others. Forward-looking statements may be typically identified by such words as “may,” “will,” “should,” “expect,” “anticipate,” “seek,” “believe,” “estimate,” “plan” and “intend,” among others. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements may be guaranteed. Factors that could cause our actual results to differ from expectations, include the risks set forth under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other items in this report.

Product names mentioned in “Item 1. Business—Products” in this report are trademarks of WMS Gaming, Inc., except for the following licensed marks: 3 WAY ACTION is a trademark of Yehia Awada; A FISTFUL OF DOLLARS ©1964 Unidis, S.A.R.L.; BOSE and FREE FIELD are trademarks of Bose Corporation; CLINT EASTWOOD is a registered trademark of Clint Eastwood; HOLLYWOOD SQUARES is a trademark of King World Productions, Inc; JUMBLE is a trademark of Tribune Media Services, Inc; MATCH GAME is a trademark of FremantleMedia Operations BV; MEGAJACKPOTS is a trademark of International Game Technology, Inc; MEN IN BLACK is a trademark of Columbia Pictures Industries, Inc; MONOPOLY, SCRABBLE, FREE PARKING, MR. MONOPOLY, CHANCE and COMMUNITY CHEST are trademarks of Hasbro, Inc; PAC-MAN is a trademark of Namco Ltd; PASSWORD is a trademark of FremantleMedia Operations BV; PICTIONARY is a trademark of Pictionary Incorporated; POWERBALL is a trademark of the Multi-State Lottery Association; RAPID ROULETTE is a trademark of Stargames Corporation Limited and Crown Limited; SUPERMARKET SWEEP is a trademark of Al Howard Productions, Inc; SURVIVOR is a trademark of Survivor Productions LLC; WORLD SERIES OF POKER is a trademark of Harrah’s License Company, LLC; YOU BET YOUR LIFE™ & © National Broadcasting Co., Inc.

PART I

Item 1. Business.

Development of Our Business

WMS Industries Inc. (“WMS”) was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. and succeeded to the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors. For more than five years, our business has consisted exclusively of the design, manufacture and marketing of gaming machines and video lottery terminals, or VLTs.

We conduct our gaming machine business through our subsidiary, WMS Gaming Inc. (“WMS Gaming”), which markets our products under the WMS Gaming trademark. Our fiscal year begins on July 1 and ends on June 30.

In fiscal 2004, we launched our new game platform, CPU-NXT® and our new game cabinet Bluebird®, and we resumed profitable quarterly results in the second half of fiscal 2004, which continued through each quarter of fiscal 2005. For information about our revenues, net income and assets, liabilities, stockholders equity and cash flows, see our consolidated financial statements included in this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Developments—Hurricane Katrina

In late August 2005 a devastating hurricane hit the gulf coast of Mississippi and Louisiana causing substantial damage to the Gulfport and Biloxi, Mississippi area, as well as New Orleans, Louisiana. This is a very dynamic situation and our concerns were first to determine the safety of our employees and their families, second to secure our Gulfport facility and third to execute our recovery plan for the recommencement of full operations. All of our employees are safe and we have established a fund to assist our employees impacted by the hurricane, and we made an initial $100,000 contribution to this fund. We are also accepting employee contributions to this fund.

Our Gulfport regional sales and distribution facility services both the states of Mississippi and Louisiana. Initial indications are that the building is structurally sound, although the building did sustain some damage which we need to further assess. We have secured the facility to the best of our ability given the circumstances. This facility monitors our Mississippi WAP operation and needs both power and telephone service to be restored in order to operate. We are working with local authorities to determine the timeframe when such services may be restored, but restoration of these services could take several months. We are also exploring alternatives for operating the Mississippi WAP.

We carry property insurance and business interruption insurance and are actively working with our insurance carriers on assessing our losses. The business interruption insurance covers a period of up to 365 days after we re-open our Gulfport facility. The insurance company claim assessors need to inspect our premises and the area in general as the next step in the insurance claim process, and the entire claim process is expected to take an extended period of time.

Initial indications are that the casinos in the Biloxi and Gulfport areas will need to be rebuilt and will not open for a protracted period of time. Some casinos may decide not to rebuild. Casinos in New Orleans may need major reconstruction and, given the devastation to the area, may be closed for months. Casinos outside of these areas may also need some restoration and some have not had electricity service restored, but others have reopened for business for the most part, although their business may be at lower than historical levels.

In fiscal 2005, we sold just over 1,000 new gaming machines to casinos in the Biloxi and Gulfport areas and in New Orleans and 2.4% of our installed base of participation games or 163 units were in these casinos when the hurricane struck. An additional 63 WAP gaming machines in casinos throughout Mississippi are currently impacted by the WAP monitoring room being inoperable. Total revenues from casinos in the Biloxi and Gulfport areas and casinos in New Orleans amounted to approximately $15.0 million or 4.0% of our total revenues in fiscal 2005.

General

Our principal executive offices are located at 800 South Northpoint Blvd., Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our Internet website address is www.wmsgaming.com. Through our Internet website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the information has been filed with or furnished to the SEC. We will also provide electronic or paper copies of these reports free of charge upon request to our principal office, Attention: Treasurer. Information contained on our website is not part of this report. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Company Overview

We design, manufacture and market innovative gaming machines and VLTs for Class III gaming markets, we license our game themes to third parties for Class II and Class III gaming and we manufacture gaming machines under original equipment manufacturing agreements, or OEM agreements, with Multimedia Games, Inc. for the Class II gaming market. There are three classes of gaming markets:

•	Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level. We do not serve this market.

•	Class II gaming includes bingo, electronic aids to bingo, and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by individual Native American tribes, with the National Indian Gaming Commission having oversight of the tribal regulatory process.

•	Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including slot machines.

We seek to develop games and gaming machines that offer high entertainment value and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming machines feature advanced graphics, digital sound and engaging game themes, and most incorporate secondary bonus rounds. Some of our games use licensed, well-recognized brands such as MONOPOLY™, HOLLYWOOD SQUARES™, and MEN IN BLACK™ and in fiscal 2006 we will launch games using the WORLD SERIES OF POKER™ and POWERBALL™ brands. In designing our games and gaming machines, our designers, engineers, artists and development personnel build upon our almost 60 years of experience in designing and developing entertaining and exciting games. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 89 foreign gaming jurisdictions. For fiscal 2005, 2004 and 2003, we generated $388.4 million, $230.2 million and $178.7 million in total revenues, respectively. The increase in revenues in fiscal 2005 and 2004 was due to increased product sales and gaming operations revenues following receipt of regulatory approvals for Bluebird, CPU-NXT and new game themes beginning in mid-fiscal 2004.

We generate revenue in two principal ways. First, we generate product sales revenues from the sale of new and used gaming machines and VLTs, conversion kits, including theme and/or operating system conversions, parts, and original manufactured equipment to casinos and other licensed gaming machine operators. For fiscal 2005, 2004 and 2003, we generated $278.6 million, $145.9 million and $85.7 million in product sales revenues, respectively. Second, we earn gaming operations revenues from leasing participation games and VLTs and earn royalties that we receive from third parties under license agreements to use our game content. “Participation games,” as used throughout this report, refers to gaming machines that we lease based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive games, a percentage of the amount wagered. For fiscal 2005, 2004 and 2003, we generated $109.8 million, $84.3 million and $93.0 million in gaming operations revenue, respectively. The increase in revenues in fiscal 2005 was due to receipt of regulatory approvals and introduction of several wide-area progressive games and the expansion of our installed base of participation games from 4,240 units at June 30, 2004 to 6,539 units at June 30, 2005. In early fiscal 2005, we began offering our customers a new “dual screen” series of gaming machines where the casino can: (a) pay a standard participation lease rate; or (b) buy the base gaming machine at the standard price and pay a lower daily lease fee for the use of the software and top box; or (c) buy the base gaming machine at the standard price and pay a premium price to purchase the software and top box.

We offer our VLTs either for sale or on a leased basis, but we do not include leased VLTs in our installed base of participation games. Revenue from leased VLTs, which is less than 10% of total consolidated revenue, is included in gaming operations revenue as are royalties we earn from licensing our game content to third parties.

In fiscal 1999, we introduced the first of our participation games, a series of four MONOPOLY themed gaming machines, under our exclusive license to use the widely-recognized MONOPOLY trademark on casino-style gaming machines. Since then, we have continued to introduce additional MONOPOLY and other themed gaming machines. Our portfolio of participation games now includes games based upon the MONOPOLY, HOLLYWOOD SQUARES, MEN IN BLACK and A FISTFUL OF DOLLARS® brands, among others. We offer non-linked participation games, which at June 30, 2005 comprised almost 86% of our installed base of participation games, and linked wide-area progressive, or WAP, games comprised the balance of the installed base.

A WAP system links gaming machines in multiple casinos within a gaming jurisdiction to contribute to and compete for large system-wide progressive jackpots. WAP systems are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-linked, stand-alone gaming machine. Net win per gaming machine on WAP systems is generally higher than on non-linked gaming machines on a casino floor. We expect the demand for games linked to our wide-area progressive jackpot system to increase. In fiscal 2005, we began offering local-area jackpot systems and we believe demand will increase for games linked to our local-area progressive jackpot system. A local-area progressive jackpot system links gaming machines within a single casino to a progressive jackpot for that specific casino; whereas a wide-area progressive jackpot system links gaming machines in multiple casinos to a progressive jackpot for all casinos within a gaming jurisdiction.

We received our first regulatory approvals for our proprietary WAP system, in May 2004 and launched the MONOPOLY Money™ themed progressive jackpot in Nevada and in Native American casinos. In September 2004, we received Colorado Gaming Commission approval for our WAP system and launched the product in Colorado casinos. We received Mississippi Gaming Commission approval for our WAP system in January 2005. In late March 2005, we received regulatory approval for a 90 day limited roll out of our WAP system from the New Jersey Casino Control Commission and received unlimited regulatory approval in July 2005. We started a field trial of our WAP system in Arizona casinos in July 2005 and expect to receive regulatory approval in September 2005.

The first WAP system we launched was MONOPOLY Money. In January 2005, we launched our second WAP system titled A FISTFUL OF DOLLARS featuring Clint Eastwood and, by June 30, 2005, this second WAP series of games was operating in Nevada, Colorado, Mississippi and Native American casinos. Through September 1, 2005 thirty-two jackpot winners have won an aggregate of over $6.4 million in progressive jackpots. In jurisdictions where we do not operate a WAP system, we commercialize these games as participation games leased on a non-linked basis. We have the ability to place these games on a participation basis because the popularity of the brand and the superior performance of the game generates higher wagering and net win to the casinos or gaming machine operators than the games we sell to casinos or other gaming machine operators.

Our participation game installed base:

•	consisted of 6,539 participation gaming machines, including 943 WAP games as of June 30, 2005;

•	generated average daily revenue to us of $47.31 per gaming machine for fiscal 2005; and

•	together with our other gaming operations revenue sources, achieved a 77.0% gross margin during fiscal 2005.

The products that we sold throughout fiscal 2005 and 2004 consisted primarily of multi-coin, multi-line video gaming machines. We are one of the original developers of multi-coin, multi-line video gaming machines in the U.S. market. Our video gaming machines include engaging themes, advanced graphics and digital sound effects and music. We have also developed and began selling our mechanical reel-spinning gaming machines and poker games, which we shipped to customers in fiscal 2005 as part of our efforts to fully serve the gaming machine needs of our casino customers.

In 2001, we experienced software anomalies in the operating system software that drives our gaming machines, and certain of these anomalies permitted player cheating. As a result of these anomalies and the publicity concerning them, we experienced delays in receiving approvals for new games pending completion of regulatory review of upgrades to our operating system software. These delays resulted in both lower game sales and lower participation game revenues because we were unable to refresh our installed base of participation games on our planned schedule. To address the software anomaly issues and to revitalize our technology foundation, in January 2002, we announced a three-part technology improvement plan to improve the stability of the operating system software. In fiscal 2003, we stabilized our existing operating system software and began to receive approvals for new games. We also met key milestones on the mid-term phase of our technology improvement plan, which consisted of developing a new operating system and computer circuit board called CPU-NXT.

In mid-fiscal 2004, we began shipping new games using our new CPU-NXT operating system in the Bluebird cabinet. In fiscal 2005, we expanded our product offerings to include video poker and mechanical reel- spinning gaming machines, and we offered an increased number of new game themes. By September 2004, we received substantially all of the regulatory approvals required in North America to ship CPU-NXT, Bluebird, video poker games and mechanical reel-spinning gaming machines. We believe that the introduction of an increasing number of games and a broader range of new products has enabled us to increase product sales, participation game installations and profitability.

Industry Overview

Casino operators continuously seek to increase revenue growth and profitability at their casinos. The importance of gaming machine revenue to casino operators profitability has created demand for gaming machines that have the ability to generate superior net win. As a result, the pace of innovation in game design has accelerated, and gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value of games and gaming machines. We believe that four of the most significant recent developments in gaming machine design have been: (1) the development of video gaming machines that simulate mechanical reel-spinning gaming machines, (2) the introduction of gaming machines with secondary bonus rounds, (3) cashless gaming and (4) low denomination wagering coupled with local-area and wide-area progressive jackpots.

•	Video gaming machines that simulate a mechanical reel-spinning gaming machine on a video screen are predominantly multi-coin, multi-line gaming machines that offer multiple distinct pay lines and allow up to 200 or more coins to be wagered on a single play. This tends to increase the average wager per play.

•	Secondary bonusing allows a player to advance beyond the primary game into a bonus round if the player attains a specified result in the primary game. The bonus rounds are designed to create significant player appeal by giving the player more interactive options and a sense of investment in the game. This encourages the player to continue to play the primary game in an effort to achieve all of the bonus rounds in a game. In addition, the bonus rounds give game designers an opportunity to incorporate additional entertaining content into the game.

•	Various forms of cashless gaming reduce casino operators’ costs and machine downtime as coins are no longer dispensed from the gaming machine when a casino patron wants to cash out. Instead, the gaming machine prints tickets or, through casino systems, banks the payout in an account for the casino patron. This technology has proven popular with casino patrons and casino operators.

•	Low denomination video and mechanical reel games coupled with local and wide-area progressive jackpots allow the casino patron more flexibility in wagering a lower number of coins with multiple chances to win. Lower-denomination settings are 1 cent, 2 cents, 5 cents, 10 cents and 25 cents. Most penny slots average 25 lines and up to 10 credits per line—250 coins, or $2.50, per play, based on the maximum possible wager. With secondary bonuses and local or wide-area progressive jackpots, players can win large amounts on a single wager. The growing popularity of the low denomination gaming machines has significantly impacted the evolution of game development technology.

We expect continued demand for multi-coin, multi-line video gaming machines and other gaming machines that offer the player secondary bonus rounds and other enhanced entertainment features, which we believe result in higher amounts wagered and net win per machine for casinos. As casino operators continue to adopt cashless gaming in their casinos, we expect that most of the gaming machines we sell or place in casinos will support cashless gaming.

We believe that server-based gaming will be the next significant technology development in the gaming machine industry. Server-based gaming refers to a gaming system in which game content and peripherals are configured, maintained and refreshed over a network that links groups of gaming machines to a remote server which also enables custom configuration by operators and central determination of game outcomes. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation. See “Government Regulation.”

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

VLTs include both video and mechanical reel-spinning gaming machines. VLTs are sold, leased to, or operated as participation games by government agencies that desire to raise revenue for the jurisdictions in which they operate. Most VLTs are linked to a central computer for accounting and security purposes and are monitored by state lotteries or other government authorities. Unlike gaming machines designed for the casino market, most VLTs are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants. In the last decade, several U.S. states including New York, Delaware, Oregon and Rhode Island have enacted legislation permitting VLTs.

Business Strategy

Our business strategy is to increase our market penetration in major regulated gaming jurisdictions worldwide by developing entertaining products and providing outstanding service. This strategy includes the following elements:

Our Technology Foundation: In January 2002, we embarked on a technology improvement plan designed to stabilize and update our existing operating system and position us for future growth. We have received the requisite regulatory approvals for the upgraded version of our legacy operating system software. We have also received approvals for CPU-NXT, our new operating system and gaming platform that supports all of our video and poker-based products, from all North American regulators and most international regulators, beginning with our first regulatory approval for this platform in September 2003. We continue to work to incorporate new technologies into our software and platforms in anticipation of evolving customer preferences and future regulatory requirements.

Leveraging Our Product Development Expertise to Introduce Innovative New Games: We have almost 60 years of experience developing fun, humorous and exciting games in a variety of industries. Over the past three years, we have enhanced our game development efforts by adding key management, design personnel and software engineers to our product development group. We have renovated our facilities and organized our game development team into a studio format to help promote innovation while maintaining a focused development approach in an effort to maximize the entertainment value of our products.

We recently realigned and streamlined responsibilities and consolidated several duplicate functions within product development and engineering. We believe that our proven game development capabilities, combined with the additional functionalities and enhanced features of our new gaming platform, will enable us to increase our market share.

We continue to invest in content and innovation through the internal development and external licensing of important intellectual property rights. These investments include new high profile, high impact brand names, such as WORLD SERIES OF POKER, which we licensed in April 2005. Under the terms of the agreement, WORLD SERIES OF POKER branded games will initially be available solely at Harrah’s properties during a limited exclusivity period in each jurisdiction in which Harrah’s or its affiliates operate. Once the exclusivity timeframe in a jurisdiction expires, each game theme will be available for placement at other casinos in those markets. The agreement with Harrah’s, which calls for the installation of a specified number of WORLD SERIES OF POKER branded gaming machines in Harrah’s casinos, is for a period of three years with an optional two-year extension. We expect to receive first approval in September 2005 for our first video poker games based on this high profile brand and the timing of the launch of this product will be determined by Harrah’s.

Offering Our New Bluebird Cabinets: We have received approvals of our new Bluebird cabinets from all North American regulators and most international regulators, beginning with our first regulatory approval of this new cabinet in November 2003. The Bluebird cabinet is used for our video, mechanical reel-spinning, poker and wide-area and local-area progressive products. Bluebird cabinets incorporate features such as an ergonomically engineered design, 19-inch digital, high-resolution flat screen monitors for the video version of the product, sound systems by Bose Corporation (“BOSE”) and simultaneous coin-in/coin-out and cashless capabilities. At the American Gaming Summit in January 2003, industry experts selected the Bluebird cabinet as one of the top three most innovative new gaming products.

Expanding the Breadth of Our Product Offerings: We have expanded our product lines to be able to fully serve casino operators’ gaming machine requirements. Our former product line focused primarily on the multi-coin, multi-line video-based market sector. Our new product offerings also include:

•	Mechanical Reel-Spinning Gaming Machines—We introduced our first new mechanical reel-spinning gaming machines in the spring of 2004 as part of our launch of our wide-area progressive jackpot system. Our first shipment of a for sale mechanical reel spinning gaming machine occurred in September 2004. We sold 1,601 mechanical reel gaming machines in fiscal 2005. We believe the mechanical reel-spinning gaming machine market is an attractive opportunity, as it represents the largest portion of the global installed base of gaming machines.

•	Video Poker Games—We introduced our first video poker game on our new CPU-NXT operating system in July 2004. We introduced one additional video poker game in fiscal 2005. The video poker games are offered as a CPU-NXT conversion kit to our legacy gaming machine or in a new Bluebird cabinet. We expect that the launch of new WORLD SERIES OF POKER branded poker games will enhance our market share growth opportunities in this segment of the casino floor.

•	Wide-Area and Local-Area Progressive Systems—By May 2004, we received all of the regulatory approvals needed to operate our proprietary wide-area progressive system and the first two games in Nevada and Native American casinos and introduced our first proprietary wide-area progressive jackpot to our customers. In fiscal 2005, we introduced six additional games on two proprietary wide-area progressive systems: MONOPOLY Money, and A FISTFUL OF DOLLARS featuring Clint Eastwood. In fiscal 2005, we began offering local-area progressive jackpots. We believe demand will increase for games linked to our wide-area and local-area progressive jackpot systems. We expect to introduce eighteen games on four proprietary local-area and wide-area progressive systems in fiscal 2006, including POWERBALL™.

Maximizing the Potential of Our Participation Games and Exclusive Licenses of Popular Brands: As the exclusive licensee of the MONOPOLY brand for use with gaming machines, we have converted a popular board game brand into a successful line of superior-earning gaming machines. We have also licensed additional brands and now have six series of participation game themes with an aggregate installed base of 6,539 participation games as of June 30, 2005, including our WAP participation games. We introduced a new branded series, MEN IN BLACK in late June 2004 and in early fiscal 2005, we began offering our customers a new “dual screen” series of gaming machines. The name recognition and creative game design of our branded products have allowed us to lease them to casino operators as participation games, generating a high-margin recurring revenue stream for ourselves, as well as the casinos. We continue to pursue new licensed brands and additional themes based on the guidance of focus group testing of casino patrons.

Continuing Our Expansion into International Markets: We are authorized to conduct business in over 89 foreign gaming jurisdictions. Revenues from our foreign customers were 24.3%, or $94.5 million of fiscal 2005 consolidated revenues compared to 26.0% or $59.9 million of fiscal 2004 consolidated revenues. We anticipate growth in foreign markets with the continued penetration of CPU-NXT, Bluebird, and the introduction of mechanical reel-spinning gaming machines and video poker games and additional game titles.

To enhance our focus on foreign markets, we appointed one of our senior executives as managing director of international operations in fiscal 2004. We currently have offices in Australia, South Africa, Spain and, in fiscal 2004, we opened an office in the United Kingdom. This new office houses our second internationally focused game development studio and, beginning in fiscal 2006, will also include sales and distribution functions. The United Kingdom continues in its efforts to modify its gaming legislation, which we believe will turn into revenue opportunities in calendar 2006. We also view Macau and Russia as two markets with high growth potential. We have been an active supplier to the Russian market for the past three years, and in May 2004, we launched the first Bluebird gaming machines there. In January 2005, we amended our agreement with our Russian distributor to extend the term through 2011 and increase their minimum annual commitment to 4,000 new gaming machines. See Note 3 to our consolidated financial statements included in this report.

Products

We offer video and mechanical reel-spinning gaming machines and VLTs incorporating highly entertaining game themes and innovative gaming features. Our new CPU-NXT operating system supports added functionality and increased graphical capability and speed of play of our video gaming machines.

Our Bluebird gaming cabinet includes a number of features that we believe improve the experience of players, including the BOSE® FREE FIELD® directed audio system, which reduces peripheral distracting noises; a 19-inch LCD monitor for our video games, which can display advanced graphics generated by our new CPU-NXT operating system; and a recessed coin tray to provide players with greater comfort. The Bluebird cabinet supports both video and mechanical reel games and is easier and faster to service than our legacy cabinets, with 80% of the internal components being interchangeable between upright and slant models.

Our games integrate secondary bonus rounds as additions to the primary game to create a game-within-a-game for more exciting and interactive play. If players achieve various milestones in the primary game, they move on to play a secondary game without additional wagering for additional bonuses. The secondary game gives the player a sense of investment in the game. The player is encouraged to continue wagering on the primary game in the hope of being awarded a secondary bonus game. The player can win in both the primary game and the secondary game. In our secondary bonus games, the player has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters to obtain or reveal the bonus. Amusing, entertaining or familiar graphics and musical themes add to the player appeal of our games.

Engaging and humorous themes and a high degree of player interactivity are incorporated into each of our games, particularly in the secondary bonus rounds. We believe that by designing games and gaming machines that are fun and interesting to play and incorporating the latest gaming technologies, we supply games and gaming machines with superior player appeal.

Games for Sale

We offer the following products for sale:

•	Multi-coin, multi-line video gaming machines. Our line of multi-coin, multi-line- gaming machines combine advanced graphics, digital sound effects and music, and secondary bonus games. In the primary game, the video screen of these gaming machines simulates traditional mechanical reel-spinning gaming machines. In our bonus games, the video screen shows a variety of amusing interactive themed content. Depending on the machine, the player can wager up to 200 coins per play.

•	Mechanical reel-spinning gaming machines. Following the expiration of the Telnaes extended-odds technology patent in 2002, we developed and have introduced a new line of mechanical reel-spinning gaming machines in our new Bluebird cabinet. We did not introduce any new mechanical reel-spinning games in fiscal 2004 and 2003. In late September 2004, we launched our new mechanical reel product line with six initial game themes under the Can’t Lose® brand name. We have received approvals from all six North American gaming labs for our mechanical reel-spinning product and in most jurisdictions, we now have over 27 game themes approved. We have received approvals for the second and third series of mechanical reel games under the Scroll Top™ and Ring series brand names and the fourth series under the Color Dotmation™ brand name was approved in the June 2005 quarter.

•	Poker. Our first poker game, 3 WAY ACTION®, was approved by the first regulatory lab in June 2004, and we shipped our first game to customers in July 2004. We received approvals from the other key gaming labs in the September 2004 quarter. We received first regulatory approval of our second poker game, Reel’Em In® in September 2004. We expect approval of three additional poker games throughout fiscal 2006.

During fiscal 2005 and 2004, we released the following new video, mechanical reel and poker games for sale:

2005	2005	2004
Multi-Line, Multi-Coin Video Games	Mechanical Reel-Spinning Games	CPU-NXT Operating System—
Kaboom®	Xtra-Hot 777®	Multi-Line, Multi-Coin Video Games
Mardi Gras Madness®	Blue Devils™	Milk Money™
Pegasus®	Dragon Fire™	Rakin’ It In®
Winning Bid® Classic	American Spirit®	Quackers®
Ring Quest™	Rebel 7’s™	Wild Wilderness®
Neptune’s Kingdom™	Royal Family™	Rich Little Piggies®
American Reels®	Diamonds in the Rough™	Reel ‘Em In®
All That Glitters™	Golden Cherries™	Instant Winner™
Slotsky™	Blue Diamonds™	Money to Burn®
Lucky Seals™	Seven Streak™	Jackpot Party®
The Big Money Cheese Caper™	Déjà vu Diamonds™	Fairy’s Fortune®
Cool Cat Cash®	The Whole Enchilada®	Robin Hood’s Sherwood
Great Scot™	Yin & Yang™	Treasure®
Super Jackpot Party®	Lemon Lime Twist™	Life of Luxury® 2
King Midas™	Tip the Scales™	Pick Your Fortune®
Free Spin Frenzy™	Leprechaun’s Gold®	The Jade Monkey®
Leprechaun’s Gold® 2—Gettin’ Lucky™	Mountain King™	Keepin’ Up with the Joneses®
Cherry Blast®
Poker Games	Money on the Move™	Poker Games
Reel ‘Em In® Poker	Jump Jive & Win™	3 WAY ACTION® Poker
Ring of Fire®
Mechanical Reel-Spinning Games	Aftershock™	Legacy Operating System—
Power Sevens™	Jackpot Party® Remix	Multi-Line, Multi-Coin Video Games
Super Shot Sevens™	Jackpot Stampede™ Remix	Life of Luxury® 2
Dr. Jackpot & Mr. Wild™	Big Money Show™	Aztec Adventure®
Wild Wizard™	Thunder Struck™
Bouncing Bucks™	Wild Avalanche™

We sold 22,784 new gaming machine units in fiscal 2005, consisting primarily of video gaming machines, compared to 12,661 units in fiscal 2004 and 6,867 units in fiscal 2003. The lower unit levels for the previous two fiscal years resulted from the delay of new game approvals and our customers delaying purchases as they scrutinized our progress in implementing our three-part technology improvement plan to stabilize our operating system software and awaited our new products on our new platform. We expect to introduce approximately eighteen video, twenty-nine mechanical reel and three poker games for sale in fiscal 2006, subject to regulatory approval. At September 1, 2005, we had open orders for over 12,000 conversion or new units, of which over 10,200 are for placement of new games on Bluebird gaming cabinets. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of revenues contributed by games for sale and other product sales.

Participation Games

In fiscal 1999, we introduced the first of our participation games, a series of four MONOPOLY themed games under an exclusive license from Hasbro, Inc. Our game designers use secondary bonus rounds in combination with the actual elements of the MONOPOLY board game to create the highly entertaining games. These elements include MR. MONOPOLY™, CHANCE™, COMMUNITY CHEST™ and the distinctive game board and tokens, some set to a background of big band music. We typically introduce two new MONOPOLY branded non-linked participation games per year to keep the brand fresh and entertaining. Most of our non-linked participation games are multi-coin, multi-line video games, although some of the earlier games are mechanical reel-spinning gaming machines.

In fiscal 2001, we introduced Puzzle Pays®, a second series of non-linked participation games, based on popular licensed puzzle game themes. The first game in the Puzzle Pays series was JUMBLE®, based on the popular scrambled word game appearing in newspapers nationwide. Two additional Puzzle Pays gaming machines followed: Bee Bucks®, the sequel to JUMBLE, and a SCRABBLE® themed game.

In fiscal 2002, we launched three new participation game series: HOLLYWOOD SQUARES, based on the popular television game show, in the winter of 2001; PAC-MAN®, based on the popular classic arcade game, in the spring of 2002; and SURVIVOR™, based on the popular television show in the spring of 2002. The SURVIVOR themed game was commercialized in association with International Game Technology, or IGT, which placed these games on its MEGAJACKPOTS® wide-area progressive (WAP) system. In January 2004, the remaining SURVIVOR WAP themed system was shut down.

In April 2003, we introduced FREE PARKING®, the eleventh game in the MONOPOLY series. In fiscal 2003, we had limited introductions of two additional Puzzle Pays gaming machines, PICTIONARY® and SCRABBLE Winning Recipe®. In September 2003, we extended our agreement with Hasbro, Inc. for use of their MONOPOLY brand through calendar year 2011. As a result, we intend to devote more development efforts to the MONOPOLY brand over the coming years.

In October 2003, we introduced Moneyline®, the twelfth game in the MONOPOLY series. In February 2004, we introduced Grand Hotel®, the thirteenth game in the MONOPOLY series, and the first MONOPOLY game offered as a CPU-NXT upgrade conversion. In June 2004, we introduced Once Around Deluxe® as the first MONOPOLY game offered as both a CPU-NXT conversion and also in a new Bluebird cabinet. In fiscal 2005, we added other non-linked MONOPOLY games to our participation game portfolio, specifically Reel Riches™ and Cash Flow™.

In the March 2004 quarter, we launched the fifth game in the HOLLYWOOD SQUARES themed series of non-linked participation games called Tour of Stars®, and in July 2004, we launched the sixth game in the series, Prize Spin®. Our seventh game in the series and first game to be in our Bluebird cabinet, Premier Night®, received initial approvals in the June 2005 quarter.

We introduced the first game in our MEN IN BLACK series of non-linked participation games in our new Bluebird cabinet in June 2004. The second game in this series, Riches of the Universe™, was launched in the March 2005 quarter. We have recently submitted MEN IN BLACK Galactic Payback™ for approval in several jurisdictions and have already received approvals in Nevada, GLI and Michigan.

We introduced MATCH GAME™ to launch our non-linked dual screen series in our new Bluebird cabinet in July 2004. We received approvals for PASSWORD™, our second game in the series, in the December 2004 quarter and approval for the third game SUPERMARKET SWEEP™ in March 2005. In fiscal 2005, we also received approvals for additional games to our dual screen series including Kahuna Kash®, Reel ‘Em In, Big Bass Bucks®, Road to Riches™ and YOU BET YOUR LIFE™.

In addition, we used the MONOPOLY brand for our first wide-area progressive jackpot, called MONOPOLY Money, that we launched in May 2004. By May 2004, we had received all of the regulatory approvals needed to operate our proprietary WAP system in Nevada casinos and for Native American casinos and introduced our first proprietary WAP jackpot to our customers. We currently have seven MONOPOLY WAP themes, including, MONOPOLY 5X Railroad™, MONOPOLY Fiery Sevens™, MONOPOLY Own It All®, MONOPOLY All In the Cards®, MONOPOLY 7’s®, MONOPOLY—Wild Chance®, and MONOPOLY Corner the Market® in five jurisdictions, specifically Nevada, Native American, Colorado, Mississippi and New Jersey.

We introduced our second wide-area progressive jackpot series in January 2005 as A FISTFUL OF DOLLARS featuring Clint Eastwood with two new games Wanted™ and Wild Shot™.

During fiscal 2005 and 2004, we released the following new participation games:

2005	2004
Non-linked Games:	Non-linked Games:
MATCH GAME™	MONOPOLY™ Moneyline®
HOLLYWOOD SQUARES™ Premier Night®	MONOPOLY™ Grand Hotel®
Kahuna Kash®	MONOPOLY™ Once Around Deluxe®
PASSWORD™	HOLLYWOOD SQUARES™ Tour of Stars
Road to Riches™	HOLLYWOOD SQUARES™ Prize Spin®
MEN IN BLACK™ Riches of the Universe™	MEN IN BLACK™
SUPERMARKET SWEEP™
Reel ‘Em In: Big Bass Bucks®
MONOPOLY™ Reel Riches™
MONOPOLY™ Cash Flow™
YOU BET YOUR LIFE™

WAP and/or Local-Area Progressive Games:	WAP Games:
MONOPOLY™ 5X Railroad™	MONOPOLY™ 7’s™
MONOPOLY™ Fiery Sevens™	MONOPOLY™ Wild Chance®
MONOPOLY™ All In the Cards®
MONOPOLY™ Own It All®
A FISTFUL OF DOLLARS® Wanted™
A FISTFUL OF DOLLARS® Wild Shot™
MONOPOLY™ Corner The Market®

We expect to launch over thirty new participation games in fiscal 2006, subject to regulatory approval.

Our installed base of participation games increased from 4,240 units at June 30, 2004 to 6,539 units at June 30, 2005. Average revenue per day per gaming machine increased from $39.60 in fiscal 2004 to $47.31 in fiscal 2005, as we continued to refresh the installed base with new games, including a greater percentage of WAP games, which earn a higher average daily revenue than non-linked participation games. We believe the increase in the installed base of units was due to the demand of our participation games by casinos due to our new Bluebird cabinet and CPU-NXT platform supporting features and functionality required by the customers and our game performance meeting or exceeding operators’ expectations.

The average installed base increased from 4,430 units in fiscal 2004 to 5,082 units in fiscal 2005. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of revenues contributed by gaming operations.

Additional Revenue Sources

In addition to the gaming machine categories described above, we also earn revenues in the following manner:

•	Video Lottery Terminals. Our VLTs include both video and mechanical reel-spinning gaming machines. They feature advanced graphics, digital sound effects and music and incorporate many of the same features as our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants. We began offering VLTs with CPU-NXT and in the Bluebird cabinet in the second quarter of fiscal 2005. We do not include leased VLTs in our installed base of participation games. At June 30, 2005, we had 1,878 leased VLTs installed.

•	Parts Sales, Game Conversions, OEM and Used Games. We sell replacement parts and game theme conversions for our legacy and Bluebird gaming machines. In fiscal 2004, we began selling CPU-NXT upgrade kits, which enable casinos to obtain all the features and functionality of the CPU-NXT operating system for a lesser price compared to the purchase of a new Bluebird cabinet. We also sell used games that are acquired on a trade-in basis or that were previously placed on a participation basis. We sold 2,442 used legacy games in fiscal 2005. We expect that our revenues from these sources will increase in the future as our installed base of gaming machines sold expands. In addition, we manufacture and sell gaming stations in legacy and Bluebird cabinets for Multimedia Games Inc., or Multimedia, under original equipment manufacturing, or OEM, agreements. In fiscal 2005, 2004 and 2003, we manufactured and sold 1,750, 2,000 and 1,000 gaming stations, respectively, to Multimedia. Effective April 1, 2004, we entered into a strategic two-year agreement with Multimedia to expand and extend our relationship to address opportunities in Class II and other centrally controlled gaming markets. In August 2005, we extended this relationship for a third year through March 31, 2007.

•	Licensing. We entered into initial new licensing agreements with Sierra Design Group, or SDG, now a wholly owned subsidiary of Alliance Gaming Corporation, and Multimedia in fiscal 2004. We now have granted SDG non-exclusive rights to distribute the MONOPOLY branded games in Washington State and the State of Florida, as well as a non-exclusive license to commercialize our proprietary game themes in Washington State, New York State and the State of Florida. We also granted a non-exclusive license to Multimedia for the HOLLYWOOD SQUARES series of games in Washington State as well as a non-exclusive license to commercialize our proprietary game themes in Washington State. As part of the agreement we signed with Multimedia effective April 1, 2004, we have granted Multimedia an exclusive license to all of our game themes for Class II, Class II style bingo and pull-tab style games, Charitable Gaming and, in California, Tribal Instant Lottery Gaming venues, subject to existing license agreements and our licensors’ approvals for themes that include third-party rights. We also have a licensing agreement with Stargames Corporation Pty. Ltd., or Stargames, to serve the Australian market. In June 2005, we executed an agreement to license our proprietary game content to Cyberscan Technology Inc. (d/b/a Cyberview) for use in lottery markets and certain other non-casino markets outside North America. See “Sales and Marketing” below. We earn a royalty fee from Multimedia, SDG and Stargames for each of our licensed games that they place, and in general, for participation themes they place, we receive a daily royalty revenue for each game. In fiscal 2006, we expect to begin earning royalty revenue from Cyberview. We will earn a daily royalty revenue for each game placed on their system.

Design, Research and Product Development

Our designers, engineers and artists build upon over 60 years of experience that we, together with our predecessors, have in designing and developing fun, humorous and exciting games. We are continually developing new games in order to refresh the installed base of our gaming machines and implementing new technologies and functionality to enhance player entertainment. Our gaming machines and games are usually designed and programmed by our internal engineering staff and game design studios. Our game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams.

Each of our eight studios works concurrently on multiple games and is staffed with software developers, graphic artists, mathematicians and game developers. In some cases, we may outsource testing and graphic design functions to independent designers under contract to us. Games and gaming machines may be tested by regulatory authorities who must approve the product before it can be shipped to gaming jurisdictions. In fiscal 2006, we intend to continue to ship our complete product lines and expect to offer customers new technologies and games to enhance the profitability of our gaming machines.

During fiscal 2005, 2004 and 2003, we spent approximately $50.3 million, $44.8 million and $40.3 million, respectively, on design, research and product development. Amounts spent on specific customer research and development of new products were not significant in any years. In fiscal 2003, we finished the renovation of our existing Chicago research and design facility to create a state-of-the-art technology campus. We have recently purchased additional property for future expansion beginning in fiscal 2007. We substantially increased our staff in fiscal 2004 and 2003 to execute our technology improvement plan, to expand our product lines and also to increase the number of game themes we offer. In February 2005, we implemented a reduction in work-force and in April 2005, we realigned and reorganized our game development and engineering staff under one organizational structure and reduced overall headcount. As of September 1, 2005, we employed 331 persons in our design, research and development teams.

Some of our gaming machines are based on popular brands licensed from third parties, such as Hasbro Inc., CBS Consumer Products and Sony Pictures Consumer Products Inc. Typically, we are obligated to make minimum guaranteed royalty payments over the term of our license and to make advanced payments against those guarantees. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

In June 2005, we entered into a wide-ranging technology transfer agreement with Cyberscan Technology Inc. (d/b/a Cyberview Technology). Under the terms of the agreement, WMS purchased the latest versions of Cyberview’s server-based and downloadable gaming system and related technologies. The non-exclusive agreement also gives WMS the right to create derivative versions of these systems and to use, sell, lease, export or distribute the Cyberview technologies, subject to certain restrictions including time and product restrictions on entry into certain markets. Cyberview designs and develops server-based game download and gaming systems and related player stations and equipment. The Cyberview technologies purchased by WMS include centrally controlled game download and remote configuration subsystems, as well as a centrally controlled outcome determination module and advanced security and authentication capabilities.

In addition, Cyberview has granted WMS a non-exclusive, perpetual, irrevocable, worldwide license to its technology patent portfolio related to server-based gaming. Cyberview will provide WMS’ system technology team with initial technical and functional support to enable WMS to operate, maintain and further develop these technologies.

WMS has also entered into a five-year agreement to license certain of its game content to Cyberview for use in lottery markets and certain other non-casino markets outside of North America in exchange for ongoing royalties. In addition, WMS obtained a right of first refusal relating to the 45% of the common shares of Cyberscan Technology held by Cyberview’s principal stockholders.

We have entered into agreements with third parties to accelerate our development of advanced gaming system solutions that we believe will catalyze the next cycle of technology implementation as server-based gaming. These agreements are in line with our strategy to be at the forefront of content enablement and innovation for the casino slot floor. In-house progress on our next phase of content development that harnesses higher levels of computing power, video rendering and audio fidelity will be distributed by the secured delivery systems we licensed from Cyberview which, when commercialized, will allow us to offer casinos new, value-creating tools that can further maximize the returns from our creative game content.

Sales and Marketing

We are authorized to sell or lease our gaming machines to casinos in 153 tribal jurisdictions and 114 other gaming jurisdictions worldwide. See “Government Regulation—General” below. In most gaming jurisdictions, we sell our gaming machines directly, rather than through the use of distributors, which we believe allows us to provide superior customer service and enhances profitability. In some instances, our gaming machines are installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the customers. In addition, we offer some of our most popular game themes on a participation or lease basis. See “Company Overview” above. We sell or lease VLTs, depending on the jurisdictions where they are placed.

Since we commenced the sales process in September 2003, as of September 1, 2005, we have issued sales orders or executed agreements to sell 50,600 Bluebird video gaming machines or CPU-NXT upgrade kits. Of the 50,600 units for which we have issued sales orders or executed agreements, 38,600 of them were installed by September 1, 2005. Of the remaining units, approximately 10,200 are Bluebird units and approximately 1,800 CPU-NXT are upgrade kits. We expect to deliver the balance of these units over the next four quarters.

We sell and lease our gaming machines through 30 salespeople in offices in several United States locations, and 11 salespeople in our international offices: five in our office in Spain, three in our office in South Africa, one in Canada and two in the United Kingdom. Our salespeople earn a salary and commissions. Our gaming machines are primarily marketed through direct sales, trade shows, promotional videotapes, our proprietary website and advertising in trade journals. No single customer accounted for 10% or more of our revenues in fiscal 2005, 2004 or 2003.

Our foreign game sales continued to increase in fiscal 2005 with over 7,182 games sold abroad compared to 5,159 in fiscal 2004 and 4,333 in fiscal 2003. We have translated our most popular domestic game themes into Spanish, Portuguese, French, Russian and Italian. Export sales and leases of our products were approximately $94.5 million, or 24.3% of consolidated revenues, for fiscal 2005, compared with $59.9 million, or 26.0% of consolidated revenues, for fiscal 2004, and $48.4 million, or 27.1% of consolidated revenues, for fiscal 2003. No single foreign country accounted for 10% or more of our revenues in fiscal 2005, 2004 or 2003. Substantially all foreign sales are made in United States dollars. Revenue from participation games has been primarily limited to North America, and we expect this trend to continue.

Since fiscal 2001, we have developed games in Australia. These games are distributed under our cross-license agreement with Stargames using their hardware platform, and we receive a royalty payment for each of our games sold by Stargames. Our agreement with Stargames was renewed in December 2003 and extends through January 31, 2006.

We entered into licensing agreements with SDG, now a wholly owned subsidiary of Alliance Gaming, and Multimedia in fiscal 2004. We granted SDG non-exclusive rights to distribute the MONOPOLY branded games in Washington State and the State of Florida, as well as a non-exclusive license to commercialize our proprietary game themes in Washington State, New York State and the State of Florida. We also granted a non-exclusive license to Multimedia for the HOLLYWOOD SQUARES series of games in Washington State as well as a non-exclusive license to commercialize our proprietary game themes in Washington State. As part of the agreement we signed with Multimedia effective April 1, 2004, we have granted Multimedia an exclusive license to all of our game themes for Class II, Class II style bingo and pull-tab style games, Charitable Gaming and, in California, Tribal Instant Lottery Gaming venues, subject to existing license agreements and for our licensors’ approvals for themes that include third party rights.

In addition, we manufacture and sell gaming stations in legacy and Bluebird cabinets to Multimedia under an OEM agreement. In fiscal 2005, 2004 and 2003, we manufactured and sold 1,750, 2,000 and 1,000 gaming stations, respectively, to Multimedia. Effective April 1, 2004, we entered into a strategic two-year agreement with Multimedia to expand and extend our relationship to address opportunities in Class II and other central determinant system-based gaming markets. In August 2005, we extended this relationship for a third year through March 31, 2007.

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

We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that International Game Technology (IGT), Alliance Gaming, Aristocrat Technologies, Atronic Casino Technology, G-Tech Holdings and WMS control a majority of this worldwide market. Our competitors vary in size from small companies with limited resources to a few large corporations with greater financial, marketing and product development resources than ours. The larger competitors, particularly IGT, have an advantage in being able to spend greater amounts than us to develop new technologies, games and features that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems which allow casino operators to accumulate slot accounting and performance data about the operation of gaming machines. We do not currently offer these systems. Several of our competitors pooled their intellectual property patents that provide cashless gaming alternatives, specifically ticket-in ticket-out technology so that when a casino patron cashes out from a gaming machine they may receive a printed ticket instead of coins. We license this technology from these competitors and pass-through the license fee to our customers.

In the video and mechanical reel-spinning gaming machine market, we compete with market leader IGT, as well as Aristocrat Technologies, Alliance Gaming, Atronic Casino Technology, Progressive Gaming, Konami, Franco and Unidesa. In the VLT market, we compete primarily with IGT, G-Tech Holdings and Scientific Games.

Manufacturing

We manufacture all of our gaming machines at our facility in Waukegan, Illinois. This modern facility has allowed us to achieve increased operating efficiencies over our previous facility. We have added additional assembly lines to increase our practical assembly capacity, which we believe will lower our product lead times in fiscal 2006. We intend to expand our Waukegan facility beginning in fiscal 2006 to provide for further production efficiencies.

Manufacturing commitments are generally based on sales orders from customers. In some cases, however, component parts are purchased and assembled into finished goods that are inventoried in order to be able to quickly fill customer orders. Our manufacturing process generally consists of assembling component parts to complete a gaming machine. We generally warranty our gaming machines sold in the U.S. for a period of 90 days.

The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies, video monitors and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate.

In the March 2005 quarter, we implemented cost savings and efficiency initiatives to move the Company from a re-emergence mentality to a Company focused on best practices in order management and reducing time to market. We made improvements in sourcing and supply management, in inventory and warehouse management, and effected changes to our manufacturing processes. We implemented a new sales operations group that worked to ensure we produced the quarterly output ratably throughout the quarter, thereby eliminating the quarter-end compression in manufacturing that elevated costs in the first half of fiscal 2005. The changes we made within the manufacturing organization structure and the revised processes we implemented helped increase operational efficiencies. We expect, with further operating efficiency improvements, to level load the shipment of new gaming machines each quarter. We also have ongoing manufacturing initiatives, such as enhanced strategic sourcing and supplier management, value engineering the product and designing product for both ease of manufacturability and installation, that we expect will help improve gross margins in future quarters.

Patent, Trademark, Licenses, Copyright and Product Protection

Each game and gaming machine embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in the aggregate, and three licenses impacted over 89% of our consolidated revenue in fiscal 2005 and 2004. We seek to protect our investment in research and development and the unique and distinctive features of our products and services by maintaining and enforcing our intellectual property rights.

We have obtained patent rights protection covering many of our products. In fiscal 2005, we were issued 10 U.S. patents, covering a variety of aspects of our games and electronic gaming machines and associated equipment. In fiscal 2004, we were issued 12 U.S. patents, covering a variety of aspects of our games and electronic gaming machines and associated equipment. We generally seek to obtain trademark protection in the U.S. for the names or symbols under which we market and license our products. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual property licensed from third parties.

Government Regulation

General

We sell our games and gaming machines in legal gaming jurisdictions worldwide. The manufacture and distribution of gaming equipment and related software is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies.

We believe we hold all of the licenses and permits necessary to conduct our business. In all, we hold over 267 licenses or permits to conduct gaming worldwide, including over 89 foreign licenses or permits.

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

In some jurisdictions, regulators govern not only the activities within their own jurisdiction but also activities that occur in other jurisdictions to ensure that the entities it licenses are in compliance with local standards on a worldwide basis. Nevada is such a jurisdiction. The Nevada gaming authorities require WMS and our gaming subsidiary, WMS Gaming, to maintain Nevada standards of conduct for all of our gaming activities and operations worldwide. To make our compliance efforts more efficient, we have centralized all licensing, compliance and non-product approval gaming regulatory matters, including the shipment of gaming equipment and related software worldwide.

The gaming industry by its very nature is complex and constantly evolving, particularly in new jurisdictions. Over the past two years, we have devoted significant resources to ensure regulatory compliance throughout our company. Additionally, we have an active gaming compliance committee consisting of two outside consultants and one member of our board of directors that works in concert with our compliance department to avoid any appearances of impropriety as a result of a business relationship or new market opportunity. We have never been denied a gaming-related license, nor have our licenses ever been suspended or revoked.

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

The laws, regulations and supervisory procedures of the Nevada gaming authorities are based on public policy and seek to:

•	prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	establish and maintain responsible accounting practices and procedures;

•	maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding the assets and revenues, providing reliable record keeping and requiring the filing of periodic reports to the Nevada gaming authorities;

•	prevent cheating and fraudulent practices;

•	provide a source of state and local revenues through taxation and licensing fees; and

•	provide strict regulation of all persons, locations, practices, associations and activities relating to casino operations and the manufacture and distribution of gaming machines and related software and equipment.

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

A security holder will have to abide by the following requirements:

•	If the holder acquires 5% or more of our securities, report acquisition of beneficial interest in our securities to the Nevada gaming authorities.

•	If the holder acquires 10% or more of our securities, file a gaming application within 30 days after receiving written notice from the Chairman of the Nevada Gaming Control Board.

If the person holding our voting securities is a corporation, partnership or a trust, and is required to be found suitable, the entity will be required to submit to the Nevada gaming authorities detailed business and financial information, including a list of its beneficial owners.

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

As a registered company, we also adhere to the following restrictions imposed by the Nevada gaming authorities:

•	Any individual having a material relationship or material involvement with us may be required to be found suitable and individually licensed.

•	Our officers, directors and key employees must file license applications with the Nevada gaming authorities and may be required to be licensed or found suitable by them. The Company pays all costs of any such investigation.

•	Each stockholder applicant is required to pay all costs of any investigation.

•	Changes of an applicant’s position with us must be reported to the Nevada gaming authorities.

•	We must sever all relationships with an officer, director or key employee that the Nevada gaming authorities have found unsuitable and may be required to terminate the employment of any person that refuses to file a gaming application when requested.

•	We are required to maintain a current stock ledger in the State of Nevada, which may be examined by the Nevada gaming authorities at any time.

•	The Nevada gaming authorities have the power to require that our stock certificates bear a legend indicating that the securities are subject to the Nevada Gaming Control Act (although compliance with this requirement has not been requested to date).

•	We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or the proceeds are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for these purposes or for similar transactions. We currently hold an approval to make certain public offerings through March 2007, subject to certain conditions. This shelf approval can be rescinded for good cause and does not mean that for any offering we may make, the Nevada gaming authorities have found, recommended or approved the issued securities or passed on the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

•	We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

•	pay that unsuitable person any dividend, interest or other distribution on any of our securities;

•	allow that person to exercise, directly or indirectly, any voting rights conferred through securities held by that person;

•	pay remuneration in any form to that person;

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish voting securities including, if necessary, the immediate repurchase of the voting securities for cash at fair market value;

•	fail to pursue all lawful efforts to terminate our relationship with that person; or

•	make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

•	If we violate the Nevada gaming authorities’ rules and regulations, our gaming licenses could be limited, conditioned, suspended or revoked and we, and those involved with us, could be fined for each separate violation.

•	Changes in control whether through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person where control of WMS is obtained, may not occur without the prior approval of the Nevada gaming authorities. Persons seeking to acquire control of us must satisfy the Nevada gaming authorities’ standards prior to assuming control.

Any decision made by the Nevada gaming authorities regarding a person’s suitability or licensing is not subject to judicial review. We believe we have obtained all required licenses and/or approvals necessary to carry on our business in Nevada, including receiving the necessary findings of suitability of our officers, directors and key personnel.

Of Our Gaming Subsidiary

WMS Gaming manufactures, sells and distributes gaming machines in Nevada and for use outside Nevada and in 2004, began to operate a wide-area progressive system in Nevada casinos. WMS Gaming holds the necessary license to conduct this activity in addition to sharing in gaming revenue under our slot route operator’s license which covers our participation games.

WMS Gaming’s gaming licenses are subject to the following restrictions:

•	The Nevada gaming authorities have broad discretion in reviewing the conduct of a licensee on a continuing basis.

•	The officers, directors and key employees of our gaming subsidiary must file license applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by them.

•	A person may not become a stockholder of or receive any percentage of profits from our licensed gaming subsidiary without first obtaining licenses and approvals from the Nevada gaming authorities.

•	We are required to report substantially all loans, leases, sales of securities and similar financing transactions of a material nature to the Nevada Gaming Control Board and/or have them approved by the Nevada Gaming Commission.

•	Our gaming activity licenses are not transferable.

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

Gaming Equipment Approvals:

Nevada has its own laboratory within its agency. Before we can sell a new gaming machine in Nevada, it must first be approved by the Nevada agency. The agency conducts rigorous testing of the gaming machine and related equipment, and may require a field trial of the gaming machine and platform before determining that the gaming machine and platform meet the agency’s strict technical standards. Throughout the course of offering our gaming machines and related software in Nevada, the Nevada gaming authorities may require subsequent modifications and subsequent approvals.

We do not have any control over the length of time that the agency takes to review our products. However, we work closely with the agency’s staff to timely respond to their inquiries and assist them, where we can, in their evaluation, inspection and review of our products. We also do this for all other state labs (Michigan, Mississippi, New Jersey, Ontario) and Gaming Laboratories International Inc., an independent lab used by many jurisdictions worldwide.

Taxes and License Fees:

License fees and taxes are imposed by the Nevada gaming authorities and are either payable quarterly, semi-annually or annually. The fees and taxes are computed in various ways depending on the type of gaming or activity conducted by our subsidiary and on the cities and counties in which our subsidiary conducts operations. Annual fees are payable to the Nevada Gaming Control Board for renewal of licenses as a manufacturer, distributor, operator of a slot machine route and operator of an inter-casino linked system. Nevada law also requires that we pay our proportionate share of the gaming taxes from the revenue generated from our participation games placed in Nevada casinos.

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

Federal Registration

WMS Gaming is required to register annually with the Criminal Division of the United States Department of Justice in connection with the sale, distribution or operation of gaming equipment. The Federal Gambling Devices Act of 1962 (commonly known as the Johnson Act) makes it unlawful, in general, for a person to manufacture, transport or receive gaming machines, gaming machines or components across interstate lines unless that person has first registered with the U.S. Attorney General of the Department of Justice. We also have various record-keeping and equipment-identification requirements imposed by this act. Violation of the Johnson Act may result in seizure and forfeiture of the equipment, as well as other penalties. Our gaming subsidiary is required to register and renew our registration annually.

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

Seasonality

Sales of our gaming machines to casinos are generally strongest in the winter and spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. In addition, as further technology advancements become available for the gaming industry, replacement or conversion of gaming machines will be impacted once any such advanced technology is approved by regulators.

Employees

At September 1, 2005, we employed approximately 1,163 persons domestically and 58 abroad. Approximately 314 of our employees were represented by the International Brotherhood of Electrical Workers (the “IBEW”) at that date. We have a collective bargaining agreement with the IBEW related to our Waukegan, Illinois manufacturing facility, which expires on June 30, 2006. We believe that our relations with our employees are satisfactory.

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

The manufacture and distribution of gaming machines is subject to extensive federal, state, local and foreign regulations and taxes. The governments of the various gaming jurisdictions amend these regulations from time to time. Virtually all of these jurisdictions require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval for manufacturers and distributors of gaming machines and for their officers, directors, major security holders and key personnel. The gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us and any security holder to determine whether the individual or security holder is acceptable to those gaming authorities. Any security holder investigated by the gaming authorities must pay the costs of the investigation. Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game or hardware or software will be approved in any jurisdiction. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. The revocation or denial of a license in a particular jurisdiction for our games, hardware or software means that we cannot sell our products in that jurisdiction, and could adversely affect our ability to obtain or maintain licenses in other jurisdictions.

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

Approximately $109.8 million, or 28.3%, of our revenues for fiscal 2005, and $84.3 million, or 36.6%, of our revenues in fiscal 2004, were derived from gaming operations. In addition, for fiscal 2005, our gross margin on gaming operations was 77.0% while our gross margin on product sales was 40.0%. For fiscal 2004, our gross margin on gaming operations was 81.9%, while our gross margin on product sales was 40.1%. Therefore, our level of revenue from gaming operations has a significant effect on our profitability. Participation games are replaced by casino operators if the gaming machines do not meet and sustain revenue and net win expectations. Therefore, these gaming machines are particularly susceptible to pressure from competitors, declining popularity, changes in economic conditions and increased taxation and are at risk of replacement by the casinos, ending our recurring revenues from these machines. We cannot assure you that our participation games will continue to meet the casinos’ revenue and net win requirements.

Historically, we depreciated our legacy participation gaming machines and top boxes over a two-year useful life to a small salvage value. We introduced our new Bluebird cabinet participation games in June 2004. We are depreciating the Bluebird participation gaming machines over three years with a small salvage value, and the top boxes over one year to better match the reality of actual useful lives. A material adverse impact could occur if the actual useful life of the participation gaming machines or top boxes is less than our estimate of the useful life, or if actual salvage value is less than the anticipated salvage value.

If we do not effectively operate our manufacturing processes and manage our inventory, and customers’ cancel orders or we have excess inventory, we may incur charges to earnings.

Our manufacturing process is impacted by our ability to: (1) procure raw materials from our suppliers on a timely basis; (2) effectively manage raw materials during the manufacturing process due to reliance on third party suppliers and contract manufacturers; (3) accurately configure orders for gaming machines to customers’ specifications; (4) maintain a balanced inventory; (5) efficiently utilize our manufacturing capacity; (6) manufacture a quality product with minimal defects and warranty issues; and (7) deliver gaming machines to our customers on time. If we are unable to fulfill customers’ orders timely or at the highest level of quality, and as a result, customers cancel orders, we may incur charges to earnings. If we have excess or obsolete inventory which we are unable to sell, we may incur charges to earnings. In fiscal 2005, we recorded $4.6 million of net inventory charges to reduce legacy inventory to net realizable value.

Patent infringement claims could limit or affect our ability to market some of our gaming machines and subject us to liability.

Our competitors have been granted patents covering numerous gaming machine features, bonusing techniques and related technologies. If our products use processes or other subject matter that is claimed under these existing patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, to develop, manufacture or market our products. We also might then be limited in our ability to market new products. We might also be found liable for treble damage claims relating to past use of the patented subject matter if the infringement is found to be willful.

Software and hardware anomalies and fraudulent manipulation of our gaming machines and associated software could reduce our revenue, increase our costs, burden our engineering and marketing resources, involve us in litigation and adversely affect our gaming licenses.

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines and associated software. Our gaming machines and software have experienced anomalies and fraudulent manipulation in the past. Gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations or may be shut down by regulators. In the event of such issues with our gaming machines and software, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay our other projects. In addition, regulators may not approve new games, which may substantially reduce our revenues. Our games are generally subject to rigorous testing, both internally and by various gaming jurisdictions. We cannot assure you that we will be able to build and maintain software-based gaming machines that are free from anomalies or manipulations and satisfy these tests. Our gaming machines have in the past and could in the future be susceptible to software anomalies and manipulation after the gaming machines or software has been widely distributed.

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

Our success also depends on continually developing and successfully marketing new games and gaming machines with strong and sustained player appeal. A new game or gaming machine will be accepted by casino operators only if we can show that it is likely to produce more revenues to the operator than competitors’ products. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the casinos. If a new product does not achieve significant market acceptance, we may not recover our development and promotion costs. We cannot assure you that the new products that we introduce will achieve any significant degree of market acceptance or that the acceptance will be sustained for any meaningful period. We cannot assure you that we will be able to maintain our current schedule of planned introductions.

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

The gaming machine business is intensely competitive. Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in retaining the most space and best positions in casinos. These competitors may also have the advantage of being able to convert their installed machines to newer models in order to maintain their share of casino floor space. In addition, some of our competitors have developed and sell or otherwise provide to customers wide-area progressive systems or centralized player tracking and accounting systems which allow operators to accumulate accounting and performance data about the operation of gaming machines. We began offering proprietary wide-area progressive systems in late fiscal 2004, but do not offer a centralized player tracking and accounting system.

If we do not obtain and retain licenses to use intellectual properties and licensors’ approvals of new products on a timely basis, our revenues will be adversely affected.

Some of our most popular games and gaming machine features, including our MONOPOLY branded games and ticket-in, ticket-out cashless gaming functionality, are based on trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain and retain licenses for additional popular intellectual properties. There is competition for these licenses, and we cannot assure you that we will be successful in acquiring or retaining additional intellectual property rights with significant commercial value on acceptable terms. These intellectual properties are licensed for a fixed term and generally provide for minimum guaranteed royalties and other obligations. We cannot assure you that we will be able to maintain or renew the intellectual properties that we currently license. We cannot assure you that we will be able to create games using the intellectual properties that will generate enough revenues for us to cover the minimum guaranteed royalties and other fixed costs. In the event that we cannot renew our existing licenses, we may be required to discontinue the games bearing the licensed marks.

Our intellectual property licenses generally require that we submit new products developed under these licenses to the licensor prior to release for approval, at their sole discretion, of our use of the licensed property. Rejection or delay in approval of a product design by a licensor could have a material adverse effect on our revenues, operating results and financial condition.

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

If we do not realize the value of licensed intellectual property, licensed technology and royalty commitments, we may incur charges to earnings.

We have entered into several agreements to license intellectual property including licensing technologies related to alternative solutions as part of our technology improvement plan that, as of June 30, 2005, had a total potential commitment of $116.0 million of which $18.4 million has been expensed through June 30, 2005 resulting in $97.6 million of remaining future expense. If we determine that we may not realize the value of any of the commitments, we would record an immediate charge against earnings up to the full amount of these commitments in the period in which such determination is made.

We have also entered into several agreements to license intellectual property and pay royalties related to new game development, including three individual licenses which generated over 89% of our consolidated revenue in fiscal 2005. If the revenue we expect to generate by these licenses were to substantially decline, we would record an immediate charge against earnings up to the full amount of these commitments in the period in which such decline in expected revenue occurred.

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

We seek to grow through increasing our presence in foreign markets. Potential political and economic instability in foreign markets may adversely affect our ability to enter into or continue to do business in these markets. Unstable governments and changes in current legislation may affect the gaming market with respect to gaming regulation, taxation, and the legality of gaming in some markets. In addition, fluctuations in foreign exchange rates, tariffs and other barriers may further impede our success in foreign markets. Our business in foreign markets is subject to the risks customarily associated with such activities. As of June 30, 2005, we had $35.4 million of trade accounts and notes receivable from customers in countries outside of the United States, most of which are denominated in U.S. dollars. We do not enter into foreign exchange contracts to hedge our exposure to foreign exchange rate fluctuations. We cannot assure you that foreign markets will remain politically and economically stable enough to continue as a potential source of revenues and profit to us.

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

We have 100 million authorized shares of common stock. As of September 1, 2005, 32.4 million shares were issued, including 0.7 million shares held in treasury. On that date, we also had outstanding options to purchase an aggregate of 4.1 million shares of our common stock issuable at an average exercise price of $23.28 per share and outstanding warrants to purchase 0.3 million shares of our common stock issuable at an exercise price of $35.04 per share. In addition, we have granted 0.3 million shares of restricted stock and 0.1 million of performance contingent restricted units. If all of our issued and outstanding stock options, warrants, restricted stock and performance contingent restricted units were exercised as of that date, 37.2 million shares of our common stock would be outstanding. If the holders of our convertible subordinated notes converted all of the notes, 5.8 million additional shares of our common stock would be issued. If all of the notes were converted to common stock and all of the outstanding options, warrants, restricted stock and performance contingent restricted units were exercised, 57.0 million shares would still be available for issuance. Our Board of Directors has broad discretion to issue authorized but unissued shares, including discretion to issue shares in compensatory and acquisition transactions. In addition, if we seek financing through the sale of our securities, our then current stockholders may suffer dilution in their percentage ownership of our common stock. The future issuance, or even the potential issuance, of shares at a price below the then current market price may have a depressive effect on the future market price of our common stock.

We are subject to general market and economic business risks.

During the normal course of our business, we are routinely subjected to a variety of market risks, examples of which include, but are not limited to, interest and currency rate movements, collectibility of accounts and notes receivable, and recoverability of residual values on leased assets. We constantly assess these risks and have established policies and practices designed to protect against the adverse effects of these and other potential exposures. Although we do not anticipate any material losses in these risk areas, no assurances can be made that material losses will not be incurred in these areas in the future.

We are dependent on certain key personnel.

Our success will be dependent, to a significant extent, on the continued services of a relatively small group of executive personnel. The loss or unavailability of one or more of such executive officers or the inability to attract or retain key employees in the future could have an adverse effect on our operations.

Customer financing is becoming an increasing prevalent component of the sales process and therefore increases business risk of non-payment.

We believe that customer financing terms and leasing have become increasingly important competitive factors for our business. Competitive conditions sometimes require us to grant extended payment terms on gaming machines and other gaming equipment, especially for sales in emerging markets, which delays our receipt of cash and can negatively impact our ability to enforce the Company’s rights upon default if the customer is from a foreign country. While such equipment normally collateralizes these financings, the resale value of the collateral in the event of default may be less than the amount financed. Accordingly, we have greater exposure to the financial condition of our customers than had historically been the case.

Failures or delays in the continuing implementation of our Enterprise Resource Planning, or ERP system, could disrupt operations and increase costs.

We continue to work through several implementation phases of our company-wide ERP solution for our computer system procedures and controls; any failures, difficulties or significant delays in implementing or maintaining our computer information systems could result in material adverse consequences to our business, including disruption of operations, loss of information and unanticipated increases in costs.

Sumner Redstone owns or controls 15% of our outstanding common stock, and he has been disposing of our stock and may dispose of all or a portion of his remaining stock ownership at any time, which could cause our stock price to decrease.

Sumner Redstone beneficially owns 4.5 million shares, or 15%, of our common stock, as reported in a Form 4, filed by Mr. Redstone with the SEC on August 17, 2005. During June and July of 2004, Mr. Redstone

reported that he entered into five forward transactions under which he would sell 4.0 million shares of our common stock in multiple traunches which began settling in March 2005 and will end in October 2005. Mr. Redstone has reported that through September 1, 2005 he has sold 3.0 million shares under these forward transactions. If the balance of the remaining forward transactions are completed it will reduce his ownership to approximately 11% of our outstanding common stock by October 2005. Mr. Redstone could sell any or all of his remaining shares at any time on the open market or to a person who wishes to acquire control of WMS. Such a sale may require prior regulatory approval. We cannot assure you that any such person would agree with our strategy and business goals described in this report. Sales by Mr. Redstone of a large number of shares would likely have an adverse effect on the market price of our common stock. In August 2005, we executed a five-year extension through August 2010 of a voting trust agreement, which governs the voting rights of all shares of our common stock beneficially owned by Mr. Redstone.

Item 2. Properties.

We believe that the following facilities are suitable to our business and adequate for our current and near term needs. We own substantially all of the machinery, equipment, tools and dies, furnishings and fixtures used in our businesses, all of which are adequate for the purposes intended. In addition to the facilities described below, we also maintain leased space in major gaming jurisdictions worldwide including Las Vegas and Reno, Nevada, Atlantic City, New Jersey, Gulfport, Mississippi, Kansas City, Missouri, Barcelona, Spain, Guateng, South Africa, London, England, and Ultimo, Australia, to support game development, sales efforts, product delivery and field service operations in those areas.

Manufacturing Facility & Corporate Headquarters

Our manufacturing facility and corporate headquarters is located in Waukegan, Illinois where we own a facility of more than 236,000 square feet to house our manufacturing and corporate administrative personnel. This facility is our sole worldwide production facility. Our Waukegan, Illinois facility was built in 1995 and expanded and improved in 1998. It also includes warehouse space.

We have plans to expand our Waukegan facility beginning in fiscal 2006 to ensure it is adequate in capacity and condition to satisfy our future growth requirements. The expansion of our Waukegan facility will add more than 100,000 square feet and is anticipated to cost between $8 million and $11 million.

Chicago Technology Campus

Our engineering and game development headquarters is located in Chicago, Illinois, where we own a facility of more than 129,000 square feet to house our engineering and game development personnel. Our Chicago facility has been renovated into a research and development center to accommodate the growth of our engineering and game development staff. This facility supports engineering and game development for all North American markets and certain international markets. We recently purchased a parcel of land in Chicago near our technology campus and intend to create an additional 56,000 square feet of office space near our facility beginning in fiscal 2007.

Hurricane Damage

In late August 2005 a devastating hurricane hit the gulf coast of Mississippi and Louisiana causing substantial damage to the Gulfport and Biloxi, Mississippi area, as well as New Orleans, Louisiana. This is a very dynamic situation and our concerns were first to determine the safety of our employees and their families, second to secure our Gulfport facility and third to execute our recovery plan for the recommencement of full operations.

Our Gulfport regional sales and distribution facility services both the states of Mississippi and Louisiana. Initial indications are that the building is structurally sound, although the building did sustain some damage which we need to further assess. We have secured the facility to the best of our ability given the circumstances. This facility monitors our Mississippi WAP operation and needs both power and telephone service to be restored in order to operate. We are working with local authorities to determine the timeframe when such services may be restored, but restoration of these services could take several months. We are also exploring alternatives for operating the Mississippi WAP.

We carry property insurance and business interruption insurance and are actively working with our insurance carriers on assessing our losses. The business interruption insurance covers a period of up to 365 days after we re-open our Gulfport facility. The insurance company claim assessors need to inspect our premises and the area in general as the next step in the insurance claim process, and the entire claim process is expected to take an extended period of time.

Item 3. Legal Proceedings.

On October 2, 2003, La Societe de Loteries du Quebec (Loto-Quebec) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (VLC) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Spielo Manufacturing Inc., another manufacturer of VLTs, voluntarily intervened to support Loto-Quebec’s position. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class of 119,000 members is requesting damages totaling almost $700 million Canadian dollars, plus interest.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, par value $0.50, trades publicly on the New York Stock Exchange under the symbol “WMS.” The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

	High ($)	Low ($)
Fiscal Year Ended June 30, 2005
First Quarter	30.94	19.36
Second Quarter	33.85	24.66
Third Quarter	33.94	26.37
Fourth Quarter	34.19	24.75
Fiscal Year Ended June 30, 2004
First Quarter	26.08	15.38
Second Quarter	27.75	22.60
Third Quarter	32.40	25.17
Fourth Quarter	32.95	25.35

On September 1, 2005, there were approximately 874 holders of record of our common stock.

No cash dividends were declared or paid on our common stock during fiscal 2005 or 2004. The payment of future cash dividends will depend upon, among other things, our earnings, anticipated expansion and capital requirements and financial condition. We do not expect to pay cash dividends in the foreseeable future.

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

Our loan agreement with LaSalle Bank requires that we maintain a minimum amount of tangible net worth and certain financial ratio covenants which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. As of June 30, 2005, approximately $60.1 million was available for such distributions under the most restrictive of these covenants.

On August 9, 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock over the succeeding twelve months. This authorization expired on August 8, 2005 without any common stock purchases.

Equity Compensation

We currently have one equity compensation plan under which new grants may be made, the WMS Industries Inc. 2005 Incentive Plan (“the Plan”), which was approved by our stockholders on December 9, 2004. The Plan consolidated shares available under our previous stock option plans into the new Plan, although outstanding equity grants under the previous plans are still governed by those individual plans. The Plan permits us to grant a variety of equity based awards including options to purchase shares of our common stock and restricted stock. Options may be granted as incentive stock options, designed to meet the requirements of Section 422 of the Internal Revenue Code or they may be “non-qualified” options that do not meet the requirements of that section.

The purpose of the Plan is to encourage our employees, non-employee directors, consultants and advisors to acquire an ownership interest in our common stock and to enable these individuals to realize benefits from an increase in the value of our common stock. We believe that this benefit provides these individuals with greater incentive to work to improve our business and encourages their continued provision of services to us and, generally, promotes our interests and those of our stockholders. The Compensation Committee of the Board of Directors determines which of the eligible directors, officers, employees, consultants and advisors receive equity awards, the terms, including any vesting periods or performance requirements of the awards, and the size of the awards. The Board of Directors, however performs the functions of the Compensation Committee for purposes of granting awards under the Plan to non-employee directors, although either the Board of Directors or the Compensation Committee has the authority with respect to other aspects of non-employee director awards.

Stock Options

Pursuant to the Plan, the option price per share for each stock option is determined by the Compensation Committee and generally is not less than the fair market value of our common stock on the date on which the option is granted. The Plan has a term of ten years, unless terminated earlier, and options granted under the Plan have terms up to 10 years.

In December 2004, we paid and expensed $0.7 million to our President and Chief Executive Officer to compensate him for deferring a stock option grant from August 2004 for 100,000 shares of our common stock that he was entitled to under his employment agreement. The payment was calculated as the difference between the stock price in August 2004 on the date the President and CEO agreed to the deferral and the stock price on the actual grant date in December 2004.

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

Restricted Stock Grants

Upon the recommendation of our Compensation Committee, we have, on occasion, granted restricted stock to our employees, officers, directors or consultants to motivate them to devote their full energies to our success, to reward them for their services and to align their interests with the interests of our stockholders.

In June 2003, our Compensation Committee approved the award of 29,912 restricted shares with a weighted average fair value at grant date of $17.05 per share to certain executive officers of the Company. The grant was made in consideration of their time and efforts in the oversight of the implementation of our technology improvement plan. The restricted shares vested on June 11, 2004.

On May 10, 2004, our Compensation Committee approved the award of 52,312 shares of restricted stock with a weighted average fair value at grant date of $28.73 per share to certain executive officers and other key personnel in lieu of any cash bonuses for fiscal 2004. The restricted shares vested on May 10, 2005.

On December 9, 2004, the Board of Directors approved the award of 276,848 shares of restricted stock, with a weighted average fair value at grant date of $30.49 or $8.4 million in the aggregate, including 84,913 shares to our non-employee Chairman of the Board of Directors and 134,435 shares to certain executive officers under the Plan, subject to the individual’s continued involvement with WMS. The restricted stock awards are not performance based and vest equally over a three-year period ending in December 2007. In addition, on June 16, 2005, the Board of Directors approved the award of 18,000 shares of restricted stock, with a weighted average fair value at grant date of $33.90 or $0.6 million. Under these restricted grants, grantees are entitled to any cash dividends and to vote their shares, but may not sell or transfer their shares during the vesting period.

Upon approval of the Plan, the Board of Directors established a long-term incentive plan to attract and retain executives, other key employees, non-employee directors and key consultants of high quality as these personnel will be essential to our growth and success. Under the Plan the participants, including the executive officers, receive an annual stock option grant and grant of equity-based performance units. On January 7, 2005, the Board of Directors approved the fiscal 2005 equity grants, including 52,164 stock-based performance units under the Plan to certain participants, including 33,863 shares to our executive officers. The stock-based performance units contain performance goals set by the Board of Directors based on our levels of total revenue and free cash flow over the thirty-month period ending June 30, 2007. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded and can result in shares being issued up to 200% of the targeted number of shares under each grant.

On June 16, 2005, the Board of Directors approved 68,204 equity-based performance units for the fiscal 2006 grant under the Plan, including 36,750 units to our executive officers. The stock-based performance units contain performance goals set by the Board of Directors based on the levels of our total revenue and free cash flow over the thirty-six month period ending June 30, 2008. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and on the extent to which each goal is achieved or exceeded and can result in shares being issued up to 200% of the targeted number of shares under each grant.

On June 16, 2005, non-management members of the Board of Directors were awarded an aggregate of 26,552 units of deferred stock under the Plan coupled with an aggregate of 60,400 stock options. The deferred stock units vest immediately and our common stock is issued upon the directors leaving the Board. Grantees are not entitled to vote their units or to receive cash dividends, but they are entitled to receive make whole payments on any declared and paid cash dividends on our common stock.

At June 30, 2005, 5.4 million shares of common stock were reserved for possible future issuance under our Plan, relating to outstanding stock options, unvested restricted stock, performance contingent restricted units and deferred stock units, including 4.1 million shares of common stock subject to outstanding options at a weighted average exercise price of $23.25 and 0.7 million shares of common stock available for future issuance under our Plan.

The average exercise price of outstanding options at September 1, 2005 was approximately $23.28 per share. Of the 4.1 million options outstanding on September 1, 2005, 1.8 million were held by our executive officers and directors.

Issuance of Unregistered Securities

On December 9, 2004 the Board of Directors, upon the recommendation of the Compensation Committee, approved the grant of options to acquire 572,454 million shares of common stock in the aggregate to certain newly retired directors, a newly elected director, executive officers and other employees. All such options were granted subject to the terms and conditions of the Plan. The grant was exempt from registration since it did not involve a public offering under Section 4(2) of the Securities Act. We registered the issuance of the shares underlying these options on December 30, 2004.

Item 6. Selected Financial Data.

	Fiscal Year Ended June 30,
	2005		2004	2003		2002		2001
	(In millions, except per share amounts)
Statement of Operations Data:
Revenues	$388.4		$230.2	$178.7		$174.7		$263.8

Operating income (loss)	30.7		(1.8)	(17.6)		12.6		44.2

Income (loss) from continuing operations before income taxes	30.3		(3.0)	(18.9)		15.5		50.0

Provision (benefit) for income taxes	9.1		(2.1)	(10.6)		5.6		18.1

Income (loss) from continuing operations	21.2	(1)	(0.9)	(8.3	)(2)	9.9	(4)	31.9	(5)
Discontinued operations, net of applicable income taxes	—		—	—		—		4.4

Net income (loss)	$21.2		$(0.9)	$(8.3)		$9.9		$36.3

Basic earnings per share of common stock:
Income (loss) from continuing operations	$0.69	(1)	$(0.03)	$(0.27	)(2)	$0.31	(4)	$1.01	(5)

Net income (loss)	$0.69		$(0.03)	$(0.27)		$0.31		$1.15

Basic shares of common stock outstanding	30.7		29.7	30.4		32.1		31.6

Diluted earnings per share of common stock:
Income (loss) from continuing operations	$0.62	(1)	$(0.03)	$(0.27	)(2)	$0.30	(4)	$1.00	(5)

Net income (loss)	$0.62		$(0.03)	$(0.27)		$0.30		$1.13

Diluted shares of common stock and common stock equivalents outstanding	37.7		29.7	30.4		32.5		32.0

	As of June 30,
	2005	2004		2003		2002	2001
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$35.2	$59.9	(3)	$99.6	(3)	$31.4	$15.0
Short-term investments	6.1	55.8		58.4		72.9	71.5
Working capital	241.8	237.5		220.9		171.0	173.1
Total assets	478.4	395.0		351.0		281.2	278.5
Long-term debt	115.0	115.0	(3)	100.0	(3)	—	—
Stockholders’ equity	285.2	239.5		221.2		259.5	256.4

(1)	Income from continuing operations in fiscal 2005 includes: an after-tax charge of $0.7 million for employee separation costs; an after-tax gain of $0.4 million in other income from the license of certain intellectual property of a discontinued business; a $1.5 million of pre- and post-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved; and a non-cash after-tax charge of $2.9 million relating to net inventory charges to reduce legacy inventory to net realizable value.
(2)	Loss from continuing operations for fiscal 2003 includes: (i) an after-tax charge of $1.7 million to write-off a technology license agreement obligation that we no longer intend to implement as an alternative operating system, (ii) an after-tax charge of $1.0 million related to an estimated impairment of the SURVIVOR intellectual property license and related inventory, (iii) an after-tax charge of $2.2 million related to the purchase of rights to restricted stock at a discount from market value, (iv) an after-tax charge of $2.1 million to write-off inventory and distribution rights for RAPID ROULETTE™, (v) an after-tax benefit of $4.1 million, for tax adjustments resulting from finalizing prior year tax returns; and (vi) a $4.0 million pre-tax and after-tax charge related to tax settlement agreements with Midway.

(3)	Reflects the receipt of the net proceeds from our June 2003 issuance and sale of $100 million of 2.75% convertible subordinated notes due July 15, 2010. On July 3, 2003, we issued an additional $15 million of these notes upon exercise of the over allotment option in the note purchase agreement.
(4)	Income from continuing operations for fiscal 2002 includes an after-tax charge of $0.8 million for employee separation costs.
(5)	Income from continuing operations for fiscal 2001 includes an after-tax charge of $13.0 million related to an executive buyout agreement, and an after-tax charge of $2.3 million for the costs of relocating our manufacturing and executive offices to Waukegan, Illinois during the year.

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

Overview

Our historical product sales strength has been in the multi-line, multi-coin video product line, which, together with our VLT product, accounted for substantially all of our new product sales for the past three fiscal years. An element of our strategy is to become a full service gaming machine provider to casinos by developing and obtaining regulatory approval for four additional product lines:

•	mechanical reel gaming machines;

•	video poker games;

•	wide-area progressive (WAP) jackpot systems; and

•	local-area progressive jackpot systems.

We believe these new product lines account for approximately 65% of the typical casino slot floor and represent a significant market share growth opportunity for us.

In January 2002, as a result of software anomalies that were present in our legacy operating system that ran our gaming machines, we began to execute a technology improvement plan to first stabilize and then modernize our operating system software. Customers were apprised of this technology improvement plan and our intention to introduce our new Bluebird gaming cabinet and new CPU-NXT computer circuit board and operating system that would provide features and functionality that our existing products lacked. As a result, from January 2002 through November 2003, our product sales revenues declined from levels experienced in fiscal 2000 and 2001.

As we received regulatory approvals throughout fiscal 2004 for our new CPU-NXT computer circuit board and operating system, new Bluebird cabinet and new games from each of the six North American gaming labs, our product sales revenues increased and this continued in fiscal 2005. In fiscal 2006, 2007 and 2008, with all of the approvals in hand for all of our product lines, we expect to grow our market share with our new product lines: mechanical reel, video poker, local-area progressive jackpot systems and wide-area progressive jackpot systems.

Technology Improvement Plan

In the first phase of this plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 has been approved by all six of the North American gaming labs, and we were required to and completed an upgrade of our hopper game operating system to version 2.57 in four jurisdictions plus the casinos regulated by Gaming Laboratories International, Inc. (GLI). Other jurisdictions may require upgrades in the future. We are making version 2.57 available in other jurisdictions as an optional upgrade. GLI and Nevada approved version 2.59, our printer upgrade version, in calendar 2003. Nevada and GLI are currently the only jurisdictions that have required all printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and we have made version 2.59 available in other approved jurisdictions as an optional upgrade. The GLI lab tests product for all of the Native American casinos and the Midwest riverboat casinos where in the aggregate we believe about 50% of our legacy gaming machines are deployed.

We have completed the second phase of our technology improvement plan, which consisted of the development, approval and introduction of our new CPU-NXT computer circuit board and operating system for video-based games. The commercial version of the CPU-NXT operating system was approved by GLI in September 2003 when we also received GLI approval for nine game themes on this new system. We subsequently received regulatory approvals for CPU-NXT from the other five North American gaming labs.

In the third phase of the technology improvement plan, we are evaluating specifications and requirements for an even more advanced gaming system. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate more resources to this longer-term effort. In June 2005, we entered into a wide-ranging technology transfer agreement with Cyberscan Technology Inc. (d/b/a Cyberview Technology) to acquire new technology capabilities. Cyberview designs and develops server-based game download and gaming systems and related player stations and equipment. The Cyberview technologies licensed by WMS include centrally controlled game download and remote configuration subsystems, as well as a centrally-controlled outcome determination module and advanced security and authentication capabilities.

Under the terms of the agreement, WMS acquired the non-exclusive right to use and further develop the latest versions of Cyberview’s server-based and downloadable gaming systems and related technologies. The non-exclusive agreement also gives WMS the right to create derivative versions of these systems and to use, sell, lease, export or distribute the Cyberview technologies in all gaming markets, subject to certain restrictions including time and product restrictions on entry into certain markets.

In addition, Cyberview has granted WMS a non-exclusive, perpetual, irrevocable, worldwide license to its technology patent portfolio related to server-based gaming. Cyberview will provide WMS’ system technology team with initial technical and functional support to enable WMS to operate, maintain and further develop these technologies.

Cyberview will be paid total cash consideration of $15 million over two years, including $5.0 million paid during fiscal 2005, for the agreement and WMS has been granted certain rights of first refusal relating to the 45% of the common shares of Cyberscan Technology held by Cyberview’s principal stockholders.

We have also entered into a five-year agreement to license certain of our game content to Cyberview for use in lottery markets and certain other non-casino markets outside of North America in exchange for ongoing royalties.

Bluebird and CPU-NXT Commercialization

For our video product line, our focus in the near term is to refresh the remainder of our legacy installed base of video gaming machines in casinos through either replacement with new Bluebird video gaming machines or through CPU-NXT upgrade kits and to recapture video market share that we lost during the period we developed the first two phases of our technology improvement plan. We received the first approval from GLI for the marketable version of the Bluebird video cabinet at the end of November 2003. We have now received approvals for the Bluebird video cabinet from the other five North American gaming labs. Each jurisdictional approval of the CPU-NXT operating system has allowed us to submit new game themes designed for use with that system to the regulators for approval, which also enables us to sell and ship additional Bluebird units and CPU-NXT upgrade kits. We now have the approvals from all six North American gaming labs for hardware peripheral options, such as alternative coin handling, printing and bill accepting equipment.

Customer acceptance of Bluebird gaming machines and our new game themes continues to be very favorable. Since we started selling Bluebird gaming machines in December 2003, we have executed corporate agreements or issued sales orders for over 50,600 Bluebird gaming machines and CPU-NXT upgrade kits. These corporate agreements are with multi-jurisdictional casino operators and the sales orders are with a number of tribal and individual casino properties. Through September 1, 2005, over 38,600 of these orders had been shipped, the remaining 12,000 of these open orders consist of approximately 10,200 new Bluebird gaming machines and approximately 1,800 CPU-NXT upgrade units, which we expect to ship over the next four quarters. We expect order levels to continue at a strong pace as the Bluebird gaming machines and new game themes are generating strong average daily revenues for casinos, and we have all necessary regulatory approvals. We have over 30 video for sale game themes approved in most gaming jurisdictions. We also expect strength in game conversion revenues over the next several quarters, as operators decide to refresh their Bluebird gaming machines with new video game themes and as we continue to deliver our CPU-NXT upgrade kits and printer upgrades.

Product Line Expansion Plan

In May 2004, we received Nevada Gaming Control Board and Nevada Gaming Commission approvals for our WAP system. We launched the product in Nevada in late May 2004, one month earlier than our original expectation. We received GLI approval for our new WAP system also in May 2004 and launched the product in Native American casinos in June 2004. We received Colorado Gaming Commission approval of the WAP system in September 2004 and launched the product in Colorado casinos in September 2004. We received Mississippi Gaming Commission approval for our WAP system in January 2005. In late March 2005, we received regulatory approval for a 90 day limited roll out of our WAP system from the New Jersey gaming regulators and received unlimited regulatory approval in July 2005. We began a field trial of the WAP product in Arizona casinos in July 2005 and expect to receive final approval in September 2005. The first WAP jackpot we launched was MONOPOLY Money. In January 2005, we launched our second WAP jackpot titled A FISTFUL OF DOLLARS featuring Clint Eastwood. We expect to obtain approval and launch 11 wide-area and six local-area jackpot games in fiscal 2006. Through September 1, 2005, 32 jackpot winners have won an aggregate of over $6.4 million in progressive jackpots.

In September 2004, we launched our new mechanical reel product line and operating system with six initial game themes under the Can’t Lose brand name. We have received approvals from all six North American gaming labs for the mechanical reel-spinning product and in most jurisdictions, we now have over twenty-six game themes approved. We have received approvals for another three series of mechanical reel games under the Scroll Top, Ring and Color Dotmation series brand names.

For our new poker product line, our first poker game, 3 WAY ACTION, was approved by GLI in June 2004, and we shipped our first game to customers in GLI territories in July 2004. We received approvals from the other key gaming labs in the September 2004 quarter. We received first regulatory approval of our second poker game, Reel’ Em In in September 2004.

Brand Licenses

We continue investing in future content and positioning WMS to drive industry innovation through the licensing of important brand name intellectual property rights.

During the September 2003 quarter, we extended our agreement with Hasbro, Inc. for the use of their MONOPOLY brand through calendar year 2011. As a result of the extension, we intend to devote more development efforts to the MONOPOLY brand in the coming years. We launched nine new MONOPOLY themed participation games in fiscal 2005 and five new MONOPOLY themed participation games in fiscal 2004, including our first proprietary WAP system featuring the MONOPOLY Money progressive jackpot. We currently have seven MONOPOLY WAP themes, including MONOPOLY 5X Railroad, MONOPOLY Fiery Sevens, MONOPOLY Own It All, MONOPOLY All In the Cards, MONOPOLY 7’s and MONOPOLY Wild Chance, and MONOPOLY Corner the Market in five jurisdictions, specifically Nevada, Native American, Colorado, Mississippi and New Jersey. In fiscal 2005, we added other MONOPOLY non-linked games to our participation game portfolio, specifically Reel Riches and Cash Flow. We introduced our second wide-area progressive jackpot series in January 2005, as A FISTFUL OF DOLLARS featuring Clint Eastwood with two new games Wanted and Wild Shot.

We license the HOLLYWOOD SQUARES brand name from King World Productions. In the March 2004 quarter, we launched the fifth game in the HOLLYWOOD SQUARES themed series of non-linked participation games called Tour of Stars, and in July 2004, we launched the sixth game in the series, Prize Spin. Our seventh game in the series and our first HOLLYWOOD SQUARES themed participation game to be in our Bluebird cabinet, Premier Night, received initial approval in the June 2005 quarter.

We introduced the first in our MEN IN BLACK series of non-linked participation games in our new Bluebird cabinet in June 2004. The second game in this series, Riches of the Universe, was launched in the March 2005 quarter. We have recently submitted MEN IN BLACK Galactic Payback for approval in several jurisdictions and have already received approvals in Nevada, GLI and Michigan.

We introduced MATCH GAME to launch our dual screen series in our new Bluebird cabinet in July 2004. We received approvals for PASSWORD, our second game in the series, in the December 2004 quarter and approval for the third game SUPERMARKET SWEEP in March 2005. In fiscal 2005, we also received approvals for additional games in our dual screen series, including Kahuna Kash, Reel ‘Em In, Big Bass Bucks, Road to Riches and YOU BET YOUR LIFE.

In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL that we are developing as a wide-area progressive game and we expect first approval in the March 2006 quarter.

In April 2005, we licensed the WORLD SERIES OF POKER brand from Harrah’s Licensing Company. We expect to receive first approval in September 2005 for our first video poker games based on this high profile brand and the timing of the launch of this product will be determined by Harrah’s.

Class II Gaming

Effective April 1, 2004, we executed an agreement with Multimedia to expand and extend our relationship to address opportunities in Class II, Class II style bingo and pull-tab style games, Charitable Gaming and, in California, Tribal Instant Lottery Gaming venues. Through this agreement, Multimedia licenses WMS game themes, and we serve as Multimedia’s primary original equipment manufacturer of gaming cabinets. In August, 2005 we extended the agreement through March 31, 2007.

The relationship addresses the Native American Class II, emerging Charitable Gaming markets, Class II style bingo and pull-tab style games and certain compacted markets (including Washington State and Oklahoma) throughout North America, as well as California Tribal Instant Lottery Game (C-TILG) opportunities. Additionally, the companies could jointly pursue central determinant-based video lottery markets outside of North America, although no markets to-date have been jointly pursued. This expanded relationship combines Multimedia’s leadership in central determination gaming technology with our game content strengths and gaming cabinet manufacturing expertise to fully leverage Multimedia’s industry-leading market share in Class II gaming markets.

Pursuant to the terms of the agreement, we licensed to Multimedia our extensive game content library, including branded participation games, for exclusive placement (subject to our existing commitments) in Multimedia’s central determination system-based venues offering Class II, Washington State Class III, Charity, and C-TILG products. Multimedia agreed to purchase a specified minimum number of game licenses annually during the initial two-year term of the agreement. Additionally, Multimedia agreed to purchase minimum quantities of new gaming cabinets for placement in the above noted markets in the form of either legacy cabinets or our Bluebird gaming cabinet, including slim-line versions of both cabinet styles.

Recent Developments

In late August 2005 a devastating hurricane hit the gulf coast of Mississippi and Louisiana causing substantial damage to the Gulfport and Biloxi, Mississippi area, as well as New Orleans, Louisiana. This is a very dynamic situation and our concerns were first to determine the safety of our employees and their families, second to secure our Gulfport facility and third to execute our recovery plan for the recommencement of full operations. All of our employees are safe and we have established a fund to assist our employees impacted by the hurricane, and we made an initial $100,000 contribution to this fund. We are also accepting employee contributions to this fund.

Our Gulfport regional sales and distribution facility services both the states of Mississippi and Louisiana. Initial indications are that the building is structurally sound, although the building did sustain some damage which we need to further assess. We have secured the facility to the best of our ability given the circumstances. This facility monitors our Mississippi WAP operation and needs both power and telephone service to be restored in order to operate. We are working with local authorities to determine the timeframe when such services may be restored, but restoration of these services could take several months. We are also exploring alternatives for operating the Mississippi WAP.

We carry property insurance and business interruption insurance and are actively working with our insurance carriers on assessing our losses. The business interruption insurance covers a period of up to 365 days after we re-open our Gulfport facility. The insurance company claim assessors need to inspect our premises and the area in general as the next step in the insurance claim process, and the entire claim process is expected to take an extended period of time.

Initial indications are that the casinos in the Biloxi and Gulfport areas will need to be rebuilt and will not open for a protracted period of time. Some casinos may decide not to rebuild. Casinos in New Orleans may need major reconstruction and, given the devastation to the area, may be closed for months. Casinos outside of these areas may also need some restoration and some have not had electricity service restored, but others have reopened for business for the most part, although their business may be at lower than historical levels.

In fiscal 2005, we sold just over 1,000 new gaming machines to casinos in the Biloxi and Gulfport areas and in New Orleans and 2.4% of our installed base of participation games or 163 units were in these casinos when the hurricane struck. An additional 63 WAP gaming machines in casinos throughout Mississippi are currently impacted by the WAP monitoring room being inoperable. Total revenues from casinos in the Biloxi and Gulfport areas and casinos in New Orleans amounted to approximately $15.0 million or 4.0% of our total revenues in fiscal 2005.

Critical Accounting Policies

Revenue Recognition

The application of revenue recognition policies is critical due to the nature of product sales contracts we execute. We record revenue on product sales, net of rebates, discounts and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the product is delivered and collectibility is reasonably assured. When multiple product deliverables are included under a sales contract, we allocate revenue to each product based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition.

Gaming operations revenues under operating type lease agreements are estimated and recognized as earned when collectibility is reasonably assured. Non-linked participation lease agreements are based on either a pre- determined percentage of the daily net win of each gaming machine or a fixed daily rental fee. WAP revenues are recognized based upon a percentage of amounts wagered, called coin-in, on each gaming machine and are recognized as earned when collectibility is reasonably assured.

Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we are paid royalties based upon our licensees’ purchase or placement of gaming machines with our licensed themes, artwork and other intellectual property. Royalties are recorded as earned when the licensee purchases or places the game and collectibility is reasonably assured.

The application of this policy affects the level of our product sales and gaming operations revenue, cost of product sold, cost of gaming operations, accounts receivable, deferred revenue and accrued expenses. In fiscal 2005, 2004 and 2003, we had no material changes in the critical accounting estimates arising from the application of this policy.

Income Tax Accounting

We account for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

At June 30, 2005, we had $2.4 million of research and development tax credit carry-forwards expiring from 2022 through 2025, $2.5 million of foreign tax credit carry-forwards expiring from 2011 through 2015, $42.8 million of state net operating loss carry-forwards expiring from 2008 through 2024, $20.8 million of federal net operating loss carry-forwards expiring in 2024 and $2.2 million of foreign net operating losses with unlimited carry-forward.

At June 30, 2005, we believe it is more likely than not that we will realize substantially all of the benefit of the $22.7 million of net deferred tax assets on our balance sheet, including the net operating loss carry-forwards and research and development tax credit carry-forwards. Accordingly, we only provided a minimal valuation allowance against these deferred tax assets. In determining the level of required valuation allowance, we considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. However, additional valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

In December 2004, the issuance of Statement of Financial Accounting Standards Staff Position 109-1 provided that accounting for the tax deduction on qualified production expense arising from the enactment of the American Jobs Creation Act should be treated as a special income tax deduction, rather than a reduction of the overall statutory Federal tax rate. We have maintained our deferred tax assets at the historical Federal and State statutory rates.

The application of this policy affects the level of our tax expense, current income tax receivables and liabilities, and current and non-current deferred tax assets and liabilities. In fiscal 2005, 2004 and 2003, we had no material changes in the critical accounting estimates arising from the application of this policy.

Allowances for Slow-Moving and Obsolete Inventories

We value inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Actual demand may differ from anticipated demand, and such differences may have a material effect on our financial statements. Demand for legacy parts inventory is subject to technical obsolescence. Inventory on hand in excess of forecasted demand is written down to net realizable value.

In fiscal 2004, we introduced our new Bluebird cabinet and CPU-NXT gaming platform, and this has accelerated the obsolescence of existing legacy product lines. Some customers traded in their legacy gaming machines when they purchased a new Bluebird gaming machine. We either sell these trade-ins as-is or renovate the legacy gaming machines before resale. We also have legacy parts inventory which we use for renovating the trade-in games, producing new legacy gaming machines under OEM arrangements with Multimedia Games (MGAM), or selling such parts to casinos and others for our spare parts business. An active market exists mostly outside of North America for used gaming machines. In January 2005, we relocated the refurbishment of used gaming machines to our Las Vegas facility to better focus on this business. In fiscal 2005, we sold 2,442 used gaming machines. We continue to support our customers’ installed base of legacy gaming machines and continue to review our legacy inventories for impairment.

At June 30, 2005, our inventories included $23.2 million of legacy product including $11.8 million of legacy raw materials and $11.4 million of new and used legacy finished goods. This compares to a total of $33.2 million at June 30, 2004. Demand for Bluebird product continues to exceed our expectations. While this higher demand is a positive development for our long-term growth, it has accelerated the transition from our legacy product line. In response to this, we took steps to address the most challenging components of the legacy inventory including selling older model used gaming machines and used gaming machines configured with undesirable laminate colors, as well as selling back to suppliers excess quantities of certain legacy raw materials. In fiscal 2005, we recorded non-cash, pre-tax net inventory charges of $4.6 million to reduce legacy inventory to net realizable value.

The application of this policy affects the level of our inventory and cost of product sales. In fiscal 2004 and 2003 we had no material changes in the critical accounting estimates arising from the application of this policy.

Participation Gaming Machine Depreciation

Historically, we depreciated our legacy participation gaming machines over a two-year useful life to a small salvage value and top boxes over a two-year useful life. We introduced our new Bluebird cabinet participation games in June 2004. We are depreciating the Bluebird participation gaming machines over three years with a small salvage value, and the top boxes over one year to better match the reality of actual useful lives. A material adverse impact could occur if the actual useful life of the participation gaming machines or top boxes is less than what was used in estimating depreciation expense, or if actual salvage value is less than the anticipated salvage value.

The application of this policy affects the level of our gaming operations machines, accumulated depreciation on gaming operations machines and depreciation expense. In fiscal 2005, 2004 and 2003, we had no material changes in the critical accounting estimates arising from the application of this policy, and the change in depreciable life for the Bluebird product did not have a material impact on our financial statements in fiscal 2005.

Intellectual Property Valuation

We license intellectual property from third parties that we use in some of our games and gaming machines. In addition, we have licensed technologies from third parties. As part of our contracts with the licensors, we typically provide a guaranteed minimum and prepayment of royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the prepaid royalty and license fees as other assets. At June 30, 2005, minimum guaranteed royalty payments totaled $115.4 million, including $26.1 million of minimum commitments for licensed technology, of which $59.1 million has been paid and the balance is payable over various periods up to five years. In addition, the contracts provide for an additional $0.6 million of contingent royalty payments based upon future events occurring. Total prepaid royalties at June 30, 2005 were $49.8 million of which $6.9 million is recorded as other current assets and $42.9 million is recorded as other assets.

When products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances are included in cost of product sales if related to a product sale or cost of gaming operations if related to placement or lease of gaming operations machines. To the extent that we determine that the products developed would not fully recover the guaranteed minimum amounts, we would record an immediate charge against earnings at the time of such determination.

In fiscal 2003, we expensed $0.4 million pre-tax or $0.2 million after-tax related to an estimated impairment of the SURVIVOR intellectual property license, and we recorded a pre-tax write down of approximately $1.1 million or $0.7 million after-tax, to reduce the carrying value of SURVIVOR inventory to net realizable value. In addition, in fiscal 2003, we announced that we would allow our agreement with Stargames Corporation Pty Ltd. for exclusive North American distributorship rights to their RAPID ROULETTE table gaming product to expire. We encountered several significant obstacles in bringing this product to market, including regulatory, technical, and customer acceptance issues. As a result of the expiration of the agreement, we recorded a non-cash pre-tax charge of $3.4 million, or $2.1 million after tax in fiscal 2003 to write down RAPID ROULETTE inventory to net realizable value and write-off distribution rights assets.

The application of this policy affects the level of our current assets, non-current assets, cost of product sales and cost of gaming operations. In fiscal 2005 and 2004, we had no material changes in the critical accounting estimates arising from the application of this policy.

Licensed Technology Valuation

As part of our technology improvement plan, as discussed above, we have pursued alternative strategies for each phase of our plan, including licensing technologies from third parties. At June 30, 2005, our minimum guaranteed payments related to technology alternatives totaled $26.1 million, of which $16.1 million had been paid as advances and recorded as other assets in our balance sheet and $1.1 million has been recognized as expense. If we determine that we will not realize the value of the guaranteed commitment for a particular licensed technology alternative, we will record an immediate charge against earnings at the time of our determination, of up to $25.0 million if all of the alternatives were to have no further value to us.

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

The application of this policy affects the level of our non-current assets, cost of product sales, cost of gaming operations, research and development expense and selling and general expense. In fiscal 2005 and 2004, we had no material changes in the critical accounting estimates arising from the application of this policy.

Accrued Liabilities

We accrue expenses related to employee benefits, software anomalies, litigation and other contingencies based upon our best estimates of the costs that are probable of occurrence and reasonably estimable. These estimates are updated monthly based on current information. However, changes in estimates or actual expenses may exceed accrued amounts.

The application of this policy affects the level of our current liabilities, research and development expense and selling and general expense. In fiscal 2005, 2004 and 2003, we had no material changes in the critical accounting estimates arising from the application of this policy.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) revised FASB Statement No. 123R, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this Statement are effective as of the beginning of the annual reporting period that begins after June 15, 2005. We expect to adopt this Statement using the modified-prospective transition method. We currently estimate the quarterly impact of adopting this Statement will be a $0.06 decrease in net income per diluted share.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-Monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this Statement is not expected to have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement clarifies the accounting for some circumstances in which items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

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

In December 2004, the FASB issued a FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FASB Staff Position 109-2 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This Position is effective upon issuance and the impact was not significant to the Company’s consolidated results of operations, cash flows, or financial position.

Off-Balance Sheet Arrangements and Contractual Obligations

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

Our obligations under these arrangements and under our convertible subordinated notes, at June 30, 2005, were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in millions)
Operating leases	$29.0	$2.7	$6.1	$5.4	$14.8
Royalty payments, excluding contingent payments	56.3	16.3	24.7	10.2	5.1
Non-cancelable raw materials purchase orders	0.9	0.9	—	—	—
Convertible subordinated notes	115.0	—	—	—	115.0
Other, including guaranteed minimums in employment agreements	8.9	8.3	0.6	—	—

Total	$210.1	$28.2	$31.4	$15.6	$134.9

The total potential royalty commitments, including payments already made and those contingent upon future events, increased slightly from $56.5 million at June 30, 2004 to $56.9 million at June 30, 2005 due to new and amended brand licensing agreements. Potential royalty commitments could continue to increase in the future as we enter into new brand licensing agreements.

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock, equity based performance units and deferred stock units to our employees, officers, directors and consultants and warrants to a licensor, and we have issued convertible subordinated notes.

Liquidity and Capital Resources

Our use of capital is largely for working capital to support our revenue base. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of sales increase or decrease, causing a corresponding change in working capital. In periods when sales are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, short-term investments and cash from operations, and, if necessary, proceeds from additional borrowings or additional equity offerings. Also, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements. Capital commitments are made for property, plant and equipment and gaming operations equipment; other commitments made relate primarily to licensing or technology agreements to obtain access to third-party brands or technologies that we have not developed internally.

Liquidity

	As of		Increase (Decrease)
	June 30, 2005	June 30, 2004
	(in millions)
Total cash, cash equivalents and short-term investments	$44.8	$116.2	$(71.4)
Total current assets	311.1	278.0	33.1
Total assets	478.4	395.0	83.4
Total current liabilities	69.3	40.5	28.8
Long-term debt	115.0	115.0	—
Stockholders’ equity	285.2	239.5	45.7
Net working capital	241.8	237.5	4.3

Our sources of liquidity for the year ended June 30, 2005 were:

•	Existing cash, cash equivalents and short-term investments,

•	Our net income of $21.2 million plus $40.4 million of depreciation and amortization, $5.4 million of deferred income taxes and other non-cash expenses of $4.9 million, including a receivables provision, and

•	Proceeds from stock option exercises of $15.4 million, and $5.6 million of related tax benefits.

We believe that cash and cash equivalents and short-term investments of $44.8 million at June 30, 2005, inclusive of $3.5 million of restricted cash, will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, and the levels of inventories and receivables required in the operation of our business. For the next twelve months, we expect positive cash flow from operations and we do not expect to borrow any money under our revolving credit line. In fiscal 2006, 2007 and 2008, we expect cash flow from operations to increase significantly as we seek to increase our market share in our new product lines: mechanical reel, poker and wide-area progressive systems. We do not believe we will need to raise additional capital in the short-term or long-term for our existing operations, however we will assess market opportunities as they arise.

We renegotiated our unused line of credit for $50.0 million under a revolving credit agreement for a new one-year term to May 9, 2006. We did not borrow any amounts on our line of credit during fiscal 2005, 2004 or 2003.

Our short-term investments primarily consist of Auction Market Preferred Stocks stated at cost, which approximates market value. These investments generally have no fixed maturity date but most have dividend-reset dates every 49 days or longer. These investments can be liquidated under an auction process on the dividend-reset dates subject to a sufficient number of bids being submitted. Our policy is to invest cash with issuers that have high credit ratings and to limit the amount of credit exposure to any one issuer. During fiscal 2005, we liquidated all but $6.1 million of our short-term investments.

During fiscal 2005, our net working capital increased primarily due to continued investment in accounts receivable and inventory, partially offset by increases in accounts payable. Accounts and notes receivable increased by $52.0 million due to higher new unit sales levels during fiscal 2005. Inventory at June 30, 2005, increased by $38.9 million due to higher levels of Bluebird raw materials and finished goods as we experienced an increasing volume of business and growth in the installed base of gaming operations machines. Royalty advances increased by $22.4 million due to new technology and brand license agreements we entered into or amended during fiscal 2005. Income tax receivables decreased by $0.3 million primarily due to receipt of prior year tax refunds. Current liabilities increased by $28.8 million due to higher accounts payable reflecting higher inventory levels, higher royalty accruals and higher compensation related accruals. We have not experienced significant bad debt expense in any of the periods presented. We expect to continue to invest in working capital through fiscal 2006 and 2007.

Due to our operating losses in fiscal 2004 and 2003, we have recorded $1.9 million and $2.2 million of current income tax receivables on our balance sheets as of June 30, 2005 and June 30, 2004, respectively. This tax receivable is based on our ability to receive refunds of tax payments made in fiscal 2005, 2004 and 2003, including payments made under the Federal alternative minimum tax system.

We also have $22.7 million of net deferred tax assets on our balance sheet as of June 30, 2005, an increase of $4.0 million from June 30, 2004. These assets represent taxable temporary differences expected to reverse in future years, and tax credits and remaining tax net operating losses generated in fiscal 2004 and 2003 that can be claimed on future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. We made this determination primarily based on our projection of future taxable income which we believe will be sufficient to allow us to realize these deferred tax assets. On this basis, we have provided a minimal valuation allowance related to realizability of such assets as of June 30, 2005. However, additional valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

We have no material commitments for capital expenditures at June 30, 2005. We expect to spend $8.0 to $11.0 million in fiscal 2006 on expanding our manufacturing facility in Waukegan, Illinois. We utilize financing arrangements for operating leases at regional office facilities and for some equipment. We have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. Our total potential royalty commitments, including payments of $0.6 million contingent upon future events, increased from $92.7 million at June 30, 2004 to $116.0 million at June 30, 2005, of which $59.1 million has been paid. Please refer to the table under “Off-Balance Sheet Arrangements and Contractual Obligations” above and Note 12 to our consolidated financial statements.

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

Capital Resources

The following table summarizes our sources and uses of cash for the periods shown (in millions of dollars):

	For the Fiscal Year Ended June 30,		Increase (Decrease)
	2005	2004
Cash provided (used) by:
Operating activities	$(3.6)	$(23.2)	$19.6
Investing activities	(36.1)	(38.4)	2.3
Financing activities	15.4	22.0	(6.6)
Effect of exchange rates on cash	(0.4)	(0.1)	(0.3)

Increase (decrease) in cash and cash equivalents	$(24.7)	$(39.7)	$15.0

Cash used by operating activities was $3.6 million for fiscal 2005, as compared to cash used of $23.2 million for fiscal 2004. The $19.6 million current year’s decrease in cash used by operating activities relative to the comparable prior year was due to a $22.1 million increase in net income and a $23.4 million increase in non-cash expenses, partially offset by a $25.9 million increase in cash invested in operating assets and liabilities due to growth of our business. Depreciation expense totaled $40.4 million for fiscal 2005, as compared to $26.9 million for fiscal 2004. We anticipate cash to be provided by operations over the next twelve months, due to anticipated higher revenues from increased new unit sales, higher gaming operations revenues and higher depreciation and amortization expense, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to higher revenues. In addition, we expect in fiscal 2006 and fiscal 2007 that our cash invested in operating assets and liabilities will not continue to increase at the rate experienced in fiscal 2005.

Components of the $81.1 million increase and $55.2 million increase in net investment in operating assets and liabilities for fiscal 2005 and 2004, respectively, are as follows (in millions of dollars):

	For the Year Ended June 30,		Increase (Decrease)
	2005	2004
Changes in operating assets and liabilities:
Decrease (increase) in operating assets:
Restricted cash	$(3.0)	$1.8	$(4.8)
Accounts and notes receivable	(51.9)	(33.4)	(18.5)
Income tax receivable	0.3	5.5	(5.2)
Raw material and finished goods inventories	(36.6)	(35.4)	(1.2)
Other current assets	(15.0)	(5.3)	(9.7)
All other operating assets	0.7	1.0	(0.3)
Increase in operating liabilities:
Current liabilities	24.4	10.6	13.8

Net decrease (increase) in operating assets and liabilities	$(81.1)	$(55.2)	$(25.9)

For fiscal 2005, the $51.9 million increase in accounts and notes receivable reflects an increasing trend in new unit sales, with slightly extended payment terms and higher gaming operations revenues, while inventories increased $36.6 million as we experienced an increased volume of business and growth in the installed base of gaming operations machines. The decrease in income tax receivable was primarily due to the collection of income tax refunds. The increase in other current assets is primarily due to a $2.2 million increase in the current portion of royalty advances for new technology and brand license agreements entered into or amended during fiscal 2005, a $3.0 million increase in general prepaid expenses and deposits and a $6.1 million increase in additional current deferred tax assets. The increase of current liabilities is due to higher accounts payable reflecting higher inventory levels, higher royalty accruals and higher compensation related accruals.

For fiscal 2004, the $33.4 million increase in accounts and notes receivable reflects an increasing trend in new unit sales, and slightly extended payment terms, while inventories increased $35.4 million as we prepared for an increased volume of business and growth in the installed base of gaming operations machines. The decrease in income tax receivable was primarily due to receipt of prior year tax refunds. The increase in other current assets is primarily due to a $2.2 million increase in the current portion of royalty advances for new technology and brand license agreements entered into or amended during fiscal 2004 and $3.1 million of additional current deferred tax assets. The increase of current liabilities is due to higher accounts payable reflecting higher inventory levels, partially offset by our payment to Midway of a $4.0 million tax advance.

Cash used by investing activities was $36.1 million and $38.4 million for fiscal 2005 and 2004, respectively. Cash used for the purchase of property, plant and equipment for fiscal 2005 was $8.1 million compared with $10.5 million for the comparable prior year. We have purchased additional space for our technology campus in fiscal 2006 that will be constructed beginning in fiscal 2007 and are expanding our Waukegan manufacturing facility in fiscal 2006. However, on an overall expenditure basis, we do not anticipate any significant changes in the general trend of our capital expenditures for property, plant and equipment in fiscal 2006, 2007 or 2008. Cash used for additions to gaming operation machines was $63.9 million and $17.4 million for fiscal 2005 and 2004, respectively. The current period investment in gaming operation machines was higher as we refresh our installed legacy base with participation games in our new Bluebird cabinet using our CPU-NXT platform and as we expand the installed base with new Bluebird gaming machines, which in aggregate totaled 5,187 units in fiscal 2005. We expect this investment will continue but at declining levels in fiscal 2006, 2007 and 2008 as we roll out new participation games and new participation series installed in our Bluebird cabinet. Net cash of $49.6 million was provided by the net reduction of short-term investments for fiscal 2005, compared to $2.6 million provided by the reduction of such investments in the comparable prior year. We expect that with improved cash flow from operations during fiscal 2006, 2007 and 2008, we would see net cash used in purchasing short-term investment securities. Cash used for investment and advances in other assets for fiscal 2005 was $13.7 million compared with $13.1 million for the comparable prior year. Both years reflect amounts paid for royalty advances for technology and brand license agreements and increases in patent and trademarks costs paid to third parties.

Cash provided by financing activities was $15.4 million for fiscal 2005 compared with cash provided of $22.0 million for the prior year. We received $15.4 million and $12.9 million from the exercise of stock options in fiscal 2005 and 2004, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options. We also received net cash of $14.1 million in July 2004 from the exercise of the over-allotment option relating to our convertible subordinated notes.

In fiscal 2004, we repurchased 0.3 million shares of our common stock for an aggregate price of $5.0 million, all of which was purchased in the quarter ended September 30, 2003. Since the inception of our common stock repurchase programs in January 2002 through June 30, 2005, we purchased 3.2 million or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million, or $13.31 per share. A $25 million share buyback program approved by our Board of Directors in April 2003 and expanded in June 2003, expired in April 2004. Effective August 9, 2004, our Board of Directors approved a new $20.0 million buyback program for a one year-term which expired unused on August 8, 2005. See Note 10 to our consolidated financial statements included in this report.

Results of Operations

Fiscal Year Ended June 30, 2005 Compared with Fiscal Year Ended June 30, 2004

Revenues, Gross Margins and Key Performance Indicators (in millions of dollars, except unit and gross margin data):

	Fiscal Year Ended June 30,		Increase (Decrease)	% Change
	2005	2004
Product Sales:
New unit sales revenue	$233.5	$111.5	$122.0	109.4%
Parts, used games, conversions and OEM revenue	45.1	34.4	10.7	31.1

Total product sales revenue	$278.6	$145.9	$132.7	91.0

Total new units sold	22,784	12,661	10,123	80.0
Average sales price per new unit	$10,250	$8,813	$1,437	16.3
Total OEM units sold	1,750	2,000	(250)	(12.5)
Gross profit on product sales revenue	$111.4	$58.5	$52.9	90.4
Gross margin on product sales revenue	40.0%	40.1%	(0.1)%	(0.3)

Gaming Operations:
Participation revenue	$87.7	$64.3	$23.4	36.4
Royalty, VLT and other lease revenue	22.1	20.0	2.1	10.5

Total gaming operations revenue	$109.8	$84.3	$25.5	30.2

Average installed base	5,082	4,430	652	14.7
Installed base at period end	6,539	4,240	2,299	54.2
Net revenue per day per machine	$47.31	$39.60	$7.71	19.5
Gross profit on gaming operations revenue	$84.6	$69.0	$15.6	22.6
Gross margin on gaming operations revenue	77.0%	81.9%	(4.9)%	(6.0)
Total Revenues	$388.4	$230.2	$158.2	68.7

Total Gross Profit	$196.0	$127.5	$68.5	53.7

Total Gross Margin	50.5%	55.4%	(4.9)%	(8.8)%

The increase in total revenues in fiscal 2005 compared to fiscal 2004 was due to $122.0 million in higher new gaming machine sales, $10.7 million in greater parts, used games, conversion and OEM revenues, a $23.4 million increase in participation revenues and $2.1 million in higher royalty, VLT and other lease revenue.

New unit sales increased by 80.0% to 22,784 units in fiscal 2005 compared to 12,661 new units in fiscal 2004, as we shipped our new Bluebird gaming machines to additional jurisdictions after receiving additional regulatory approvals. We also began shipping our new mechanical reel and poker products, as well as offering a higher number of new game themes. In fiscal 2005, revenues from parts, used games, conversions and OEM revenues increased 31.1% compared to the prior fiscal year due to an increase in CPU-NXT upgrade kits sold during fiscal 2005 as we received approvals to sell our new games and conversion kits with the CPU-NXT operating system. The average selling price of new units was $10,250 in fiscal 2005. The average sales price per new unit increased 16.3% as higher priced new Bluebird units represented a greater proportion of new unit sales during fiscal 2005 and we benefited from new premium-priced product enhancement features such as marquees and alternative top box shapes and an expanded number of dual screen games that command premium pricing. We implemented a 9% increase in the list price of Bluebird video units in North America effective January 1, 2005. Additionally, effective October 1, 2005, we are implementing a new pricing model to separately charge for hardware and software, which is expected to increase the list price of complete units by up to 8% when new hardware and software options become available in the second half of fiscal 2006. This new list price increase, along with our premium–priced product enhancements and expanded number of dual screen games, should result in increases in average selling prices throughout fiscal 2006.

The average installed base of participation gaming machines increased to 5,082 units in fiscal 2005 from 4,430 units in fiscal 2004, while the average revenue per day increased by $7.71 per day from the prior fiscal year to $47.31 per day. In fiscal 2005, we expanded our placement of WAP games and we continued to refresh the installed base of legacy participation games with our new Bluebird gaming machines. The increase in the average installed base of participation gaming machines was due to new games offered on our new Bluebird gaming cabinet. The transition of the installed base of legacy gaming machines, which did not support the dual port cashless gaming technology that many customers require, to new games in Bluebird cabinets and the natural evolution of our older participation series also impacted the installed base and average revenue per day. The installed base grew 2,299 units to 6,539 units at June 30, 2005 from June 30, 2004, as we introduced new WAP and non-linked participation games in the Bluebird cabinet. The success of these new games is accelerating our transition from games in legacy cabinets to new games in Bluebird cabinets as we have installed 5,187 new games in Bluebird cabinets and only 1,297 participation games remain in legacy cabinets. Average revenues per day increased due to WAP gaming machines, which earn net revenue at about twice the average of our non-linked games, becoming a higher percentage of our installed base and as we replaced our legacy participation games with new games in Bluebird cabinets. We expect growth in our installed base of participation games and average revenue per day of gaming operations in future quarters as WAP games become a higher percentage of our installed base and we install higher earning non-linked participation games in our new Bluebird cabinet. At June 30, 2005, WAP games represented over 14% of our installed base of participation games and we expect that percentage to increase in fiscal 2006 as we offer new WAP games. Gaming operations revenues benefited from a 10.5% increase in royalty, VLT and other lease revenue in fiscal 2005, primarily due to higher royalties from our licensees’ increased purchases or placement of WMS games.

Total gross profit increased to $196.0 million for fiscal 2005 from $127.5 million in fiscal 2004 while total gross margin was 50.5% in fiscal 2005 compared to 55.4% in fiscal 2004. Higher margin gaming operations revenues were only 28.3% of total revenues in fiscal 2005, compared to 36.6% of total revenues in fiscal 2004 due to the significant increase of product sales revenue in fiscal 2005. The gross margin on product sales, after the impact of $4.6 million of net inventory charges to reduce legacy inventory to net realizable value and $0.2 million of separation costs related to a reduction in work-force, was 40.0% for fiscal 2005 compared to 40.1% for fiscal 2004, reflecting higher margin on the mix of products sold offset by greater overtime and temporary labor costs in fiscal 2005. We continue to expect that in the second half of fiscal 2006, the gross margin on Bluebird gaming machines will consistently approach the mid-40% range, as we attain the benefits from our strategic sourcing and value engineering initiatives and continue to achieve the benefits from leveling the production and shipping schedule throughout the quarter. The gross profit margin on gaming operations decreased to 77.0% in fiscal 2005 compared to 81.9% in the prior fiscal year, reflecting the lower margins on our wide-area progressive games due to the required funding of the progressive jackpot and higher royalties payable to licensors, partially offset by higher royalties received from licensees. In addition, the number of jackpot payouts on our WAP links impacted the margin, as 27 jackpots were awarded in fiscal 2005.

Operating Expenses (in millions of dollars):

	Fiscal Year Ended June 30,				Increase (Decrease)	% Change
	2005		2004
	$	As % of Revenue	$	As % of Revenue
Research and development	$50.3	13.0%	$44.8	19.5%	$5.5	12.3%
Selling and administrative	74.6	19.2	57.6	25.0	17.0	29.5
Depreciation and amortization	40.4	10.4	26.9	11.7	13.5	50.2

	$165.3	42.6%	$129.3	56.2%	$36.0	27.8%

Research and development expenses increased $5.5 million, or 12.3% to $50.3 million in fiscal 2005 compared to $44.8 million in the prior fiscal year. The increased costs were due to $0.3 million of separation costs related to a reduction in work-force, higher regulatory approval costs incurred for the final approvals for CPU-NXT and Bluebird, for a greater number of new game themes and for the final legacy operating system upgrade in GLI territories, plus headcount increases to fully staff our international game development studios and increased staff for the long-term portion of the technology improvement plan. With higher regulatory approval costs and a greater number of product lines and game theme offerings planned throughout fiscal 2006, we expect quarterly research and development expenses to exceed levels in the comparable prior year quarters. During fiscal 2005, we introduced 50 new games for sale and 18 new participation games, and in fiscal 2004, we introduced 18 new games for sale and 8 new participation games.

Selling and administrative expenses increased $17.0 million, or 29.5%, to $74.6 million in fiscal 2005 compared to $57.6 million in fiscal 2004. These cost increases resulted from $0.5 million of separation costs related to a reduction in work-force, higher commissions based on substantially higher revenues, additional headcount, overtime and temporary contract labor for game installs, participation placements and in certain administrative areas due to increased demand and the timing of shipments, additional trade show and marketing costs to continue to support the simultaneous launch of three new product lines and higher equity compensation costs. We continue to expect selling and administrative expenses in fiscal 2006 and 2007 to exceed those in comparable prior years’ quarters.

Depreciation and amortization expense increased by $13.5 million, or 50.2%, as the level of investment in participation gaming machines for gaming operations increased from fiscal 2004 to $63.9 million with the installation of 5,187 new Bluebird cabinets during fiscal 2005. We expect that the level of investment in gaming operations equipment will continue, but at declining levels for the next two fiscal years due to the ongoing placement of new participation game themes, including WAP game themes, in our new Bluebird cabinet.

We generated operating income of $30.7 million in fiscal 2005, compared to an operating loss of $(1.8) million in fiscal 2004. The improved operating performance in fiscal 2005 resulted from the $68.5 million increase in gross profit, partially offset by a $5.5 million increase in research and development expenses, $17.0 million increase in selling and administrative expenses and $13.5 million increase in depreciation and amortization expense.

We incurred interest expense of $3.9 million and $3.8 million in fiscal 2005 and fiscal 2004, respectively related to our 2.75% convertible subordinated notes issued in June and July of 2003. Offsetting this, in the

December 2004 quarter, we recorded $1.5 million of pre- and post-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved. We also recorded a pre-tax gain of $0.6 million in other income from the license of certain intellectual property of a discontinued business. In addition, we recorded $1.4 million and $2.6 million of other income, in fiscal 2005 and fiscal 2004, respectively, primarily interest and investment income earned on cash, cash equivalents and short-term investments.

The provision for income taxes in fiscal 2005, which includes both current and deferred taxes, was at an effective tax rate of 30.0%, largely due to higher research and development credits, foreign tax credits, export sales deductions, favorable adjustment of prior years taxes, dividend investment income and foreign income. The benefit for income taxes in fiscal 2004, which includes both current and deferred taxes, was at an effective tax rate of 70.9%, largely due to a low net loss and higher research and development credits, foreign tax credits, export sales deductions, dividend investment income and foreign income. We expect our effective tax rate in the future will approach the mid-thirties.

Our net income was $21.2 million or $0.62 per diluted share for the current fiscal year compared to net loss of $(0.9) million, or $(0.03) per diluted share, for the prior fiscal year.

Fiscal Year Ended June 30, 2004 Compared with Fiscal Year Ended June 30, 2003

Revenues, Gross Margins and Key Performance Indicators (in millions of dollars, except unit and gross margin data):

	Fiscal Year Ended June 30,		Increase (Decrease)	% Change
	2004	2003
Product Sales:
New unit sales revenue	$111.5	$57.1	$54.4	95.3%
Parts, used games, conversions and OEM revenue	34.4	28.6	5.8	20.3

Total product sales revenue	$145.9	$85.7	$60.2	70.2

Total new units sold	12,661	6,867	5,794	84.4
Average sales price per new unit	$8,813	$8,318	$495	6.0
Total OEM units sold	2,000	1,000	1,000	100.0
Gross profit on product sales revenue	$58.5	$33.6	$24.9	74.1
Gross margin on product sales revenue	40.1%	39.2%	0.9%	2.3

Gaming Operations:
Participation revenue	$64.3	$78.8	$(14.5)	(18.4)
Royalty, VLT and other lease revenue	20.0	14.2	5.8	40.8

Total gaming operations revenue	$84.3	$93.0	$(8.7)	(9.4)

Average installed base	4,430	5,509	(1,079)	(19.6)
Installed base at period end	4,240	5,086	(846)	(16.6)
Net revenue per day per machine	$39.60	$39.19	$0.41	1.0
Gross profit on gaming operations revenue	$69.0	$72.0	$(3.0)	(4.2)
Gross margin on gaming operations revenue	81.9%	77.4%	4.5%	5.8
Total Revenues	$230.2	$178.7	$51.5	28.8

Total Gross Profit	$127.5	$105.6	$21.9	20.7

Total Gross Margin	55.4%	59.1%	(3.7)%	(6.3)%

The increase in total revenues in fiscal 2004 compared to fiscal 2003 was due to $54.4 million in increased new gaming machine sales, $5.8 million in greater parts, used games, conversion and OEM revenues, and $5.8 million in higher royalty, VLT and other lease revenue, partially offset by a $14.5 million decrease in participation revenues.

New unit sales increased by 84.4% to 12,661 units, as we shipped our new Bluebird video gaming machines after receiving regulatory approvals and as we offered a higher number of new game themes. In fiscal 2004, revenues from parts, used games, conversions and OEM revenues increased 20.3% compared to the prior fiscal year due to an increase of 1,000 units sold under OEM agreements in the current fiscal year, and higher levels of game conversion revenues as we received approvals to sell our new games and conversion kits with the CPU-NXT operating system over the last six months of fiscal 2004. The average sales price per new unit increased 6.0% as higher priced Bluebird units more than offset lower priced video lottery terminal sales during fiscal 2004. The average selling price of Bluebird units was $10,037 in fiscal 2004.

The average installed base of participation gaming machines decreased to 4,430 units in fiscal 2004 from 5,509 units in fiscal 2003, while the net revenue per day increased by $0.41 per day from the prior fiscal year to $39.60 per day as we continued to refresh the installed base with our new games. The installed base declined from fiscal 2003 due to the fact that our legacy operating system does not support key features and functionality that casino operators demanded such as cashless gaming options, multi-denomination and tokenization, and the performance of certain of our older participation series had decreased. In January 2004, the last SURVIVOR themed wide area progressive jackpot was terminated. Gaming operations revenues benefited from a 40.8% increase in royalty, VLTs and other lease revenues in fiscal 2004 from fiscal 2003, due to our licensees’ increased purchases or placement of WMS games.

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

Operating Expenses (in millions of dollars):

	Fiscal Year Ended June 30,				Increase (Decrease)	% Change
	2004		2003
	$	As % of Revenue	$	As % of Revenue
Research and development	$44.8	19.5%	$40.3	22.6%	$4.5	11.2%
Selling and administrative	57.6	25.0	56.2	31.4	1.4	2.5
Depreciation and amortization	26.9	11.7	26.7	14.9	0.2	0.7

	$129.3	56.2%	$123.2	68.9%	$6.1	5.0%

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

Selling and administrative expenses increased $1.4 million, or 2.5%, to $57.6 million in fiscal 2004 compared to $56.2 million in fiscal 2003, due to the ongoing execution of our re-emergence plan and the implementation of an Oracle Enterprise Resource Planning system. Selling and administrative expense in fiscal 2003 included a $3.5 million charge for the purchase of rights to restricted stock at a discount from market value and a $2.5 million write-off of RAPID ROULETTE distribution rights.

Depreciation and amortization expense increased by $0.2 million, due to additional property, plant and equipment additions, partially offset by the level of investment in gaming machines for gaming operations which was lower than in prior fiscal years as we awaited regulatory approvals for new games in Bluebird cabinets.

We incurred an operating loss of $(1.8) million in fiscal 2004, compared to an operating loss of $(17.6) million in fiscal 2003. The improved operating performance in fiscal 2004 resulted from the $21.9 million increase in gross profit, partially offset by a $4.5 million increase in research and development expenses and $1.4 million increase in selling and administrative expenses.

We incurred interest expense of $3.8 million in fiscal 2004 related to our 2.75% convertible subordinated notes issued in June and July of 2003. This was partially offset by $2.6 million of other income, primarily interest and investment income earned on cash, cash equivalents and short-term investments, which at June 30, 2004 amounted to $116.2 million.

Our consolidated statement of operations for fiscal 2003 reflected a write off of a $3.9 million tax advance to Midway. The write off was due to the uncertainty of the payback period from Midway of the amount advanced.

The benefit for income taxes, which includes both current and deferred taxes, was at an effective tax rate of 70.9%, largely due to a low net loss and higher research and development, foreign tax credits, export sales deductions, dividend investment income and foreign income in fiscal 2004. The effective income tax rate for fiscal 2003 was 56.1% reflecting a benefit of $0.7 million from a reduction in prior year taxes, which were less than amounts previously provided, and the beneficial tax treatment of increased export sales deductions, dividend investment income and increased research and development tax credits, offset by the impact of the 2003 non-deductible advance to Midway pursuant to tax sharing and separation agreements.

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

As of June 30, 2005, we had $115.0 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $196.9 million. Using a discounted cash flow model, and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our fixed rate debt by approximately $3.7 million, but would not be material to our cash flows or future results of operations. However, the fair value of our convertible fixed rate debt is more significantly dependent on the market price of our common stock into which it can be converted.

In May 2005, we renewed a $50.0 million 364-day revolving line of credit to provide us with additional liquidity to meet our short-term financing needs. Borrowings under this facility bear interest at a certain percentage above the agent’s prime rate. There were no outstanding borrowings under this facility as of June 30, 2005.

Foreign Currency Risk

We have subsidiaries in Spain, Canada, South Africa, United Kingdom and Australia for distribution and development operations. These subsidiaries transact business in their respective foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2005 would have resulted in a pretax loss (or gain) of about $0.2 million.

The net assets of these subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in stockholders’ equity. Such translation resulted in unrealized losses of $(0.4) million and $(0.1) million for fiscal 2005 and 2004, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2005 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 28, 2005 with the SEC.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 28, 2005 with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 28, 2005 with the SEC.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 28, 2005 with the SEC.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 28, 2005 with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   (1) Financial Statements. See “Index to Financial Information” on page F-1.

(2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.

(3) Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to WMS’s Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 10-K”).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of State of the State of Delaware on February 25, 1998, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 1 to WMS’s Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the “Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

10.1	Voting Proxy Agreement dated September 21, 1995 among Louis J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and National Amusements, Inc., incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

10.2	Amendment to Voting Proxy Agreement dated July 20, 2005, among Neil D. Nicastro, WMS, Sumner M. Redstone and National Amusements, Inc., incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on July 29, 2005.

10.3	Voting Proxy Agreement dated November 8, 2003 among Louis J. Nicastro, Neil D. Nicastro, WMS and Phyllis G. Redstone, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on November 12, 2002.

10.4	Worldwide Merchandising Agreement/License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to WMS’s Registration Statement No. 333-83021 on Form S-3 filed with the Commission on July 16, 1999 (the “1999 S-3”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.5	Amendment dated 1998 to License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to the 1999 S-3. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.6	Amendment No. 3, dated December 16, 2002 to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “2003 1Q 10-Q”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

Exhibit	Description
10.7	Amendment No. 4, dated September 15, 2003 to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to the 2003 1Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.8	Warrant to purchase common stock of the Registrant, issued to Hasbro, Inc., incorporated by reference to the 2003 1Q 10-Q.

10.9	License Agreement dated September 18, 2000 between our wholly owned subsidiary, WMS Gaming Inc., and International Game Technology as successor to Anchor Gaming, incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “2004 10-K”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.10	License and Development Agreement between WMS Gaming Inc. (“WGI”) and Sierra Design Group (“SDG”), dated as of April 24, 2002, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “2003 2Q 10-Q”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.11	First Amendment to License and Development Agreement between WGI and SDG, dated June 12, 2003, incorporated by reference to the 2003 2Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.12	Second Amendment to License and Development Agreement between WGI and SDG, dated July 15, 2003, incorporated by reference to the 2003 2Q 10-Q.

10.13	Third Amendment to License and Development Agreement between WGI and SDG, dated November 7, 2003, incorporated by reference to the 2003 2Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.14	Letter Amendment to License and Development Agreement between WGI and SDG, dated February 3, 2004, incorporated by reference to the 2004 10-K. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.15	Indenture dated June 25, 2003 between WMS Industries Inc. and BNY Midwest Trust Company (the “Indenture”), incorporated by reference to WMS’s Current Report on Form 8-K filed June 25, 2003 (the “2003 8-K”).

10.16	Form of Note contained in and incorporated by reference to Exhibit A to the Indenture.

10.17	Registration Rights Agreement dated June 25, 2003 between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference to the 2003 8-K.

10.18	Revolving Note between WMS Industries Inc. and LaSalle Bank National Association dated May 9, 2005, incorporated by reference to WMS’ 10-Q for the quarter ended March 31, 2005.

Management Contracts and Compensatory Plans or Arrangements

10.19	WMS Industries Inc. 1991 Stock Option Plan, as amended, incorporated by reference to the 1994 10-K.

10.20	Amendment to Article III, Section 3 (Option Adjustments) of 1991 Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS’s definitive proxy statement filed with the Commission on December 11, 1996 (the “1996 Proxy Statement”).

10.21	WMS Industries Inc. Treasury Share Bonus Plan adopted April 19, 1993, incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

10.22	WMS Industries Inc. 1994 Stock Option Plan, incorporated by reference to Appendix A to WMS’s Definitive Proxy Statement dated December 12, 1994.

Exhibit	Description
10.23	Amendment to Article III, Section 3 (Option Adjustments) of 1994 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.

10.24	WMS Industries Inc. 1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’s Registration Statement No. 333-57585 on Form S-8 filed with the Commission on June 24, 1998.

10.25	WMS Industries Inc. 2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.26	WMS Industries Inc. 2000 Stock Option Plan, incorporated by reference to Appendix B to WMS’s Proxy Statement for its 2001 Annual Meeting of Stockholders filed with the Commission on December 8, 2000.

10.27	WMS Industries Inc. 2002 Stock Option Plan, incorporated by reference to Appendix B to WMS’s Proxy Statement for its 2002 Annual Meeting of Stockholders, filed with the Commission on September 25, 2002.

10.28	WMS Industries Inc. 2005 Incentive Plan, incorporated by reference to Appendix B to WMS’s Proxy Statement for its 2004 Annual Meeting of Stockholders, filed with the Commission on October 27, 2004.

10.29	Form of Stock Option Agreement under the WMS Industries 2005 Incentive Plan.

10.30	Form of Restricted Stock Agreement under the WMS Industries 2005 Incentive Plan.

10.31	Form of Equity-Based Performance Award Agreement under the WMS Industries 2005 Incentive Plan.

10.32	Form of Deferred Stock Unit Agreement under the WMS Industries 2005 Incentive Plan.

10.33	WMS Industries Inc. Nonqualified Deferred Compensation Plan, effective December 1, 2003, incorporated by reference to WMS’s Registration Statement on Form S-8 filed with the Commission on December 13, 2004.

10.34	Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS dated June 14, 2001, incorporated by reference to WMS Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”).

10.35	Consulting Agreement dated as of April 6, 1998 between WMS and Neil D. Nicastro, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on April 17, 1998.

10.36	Form of Officer and Director Indemnity Agreement, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on December 15, 2004.

10.37	Employment Agreement between Brian R. Gamache and WMS dated December 27, 2004, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on December 30, 2004.

10.38	Letter Agreement dated as of August 9, 2005 between WMS and Brian R. Gamache incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.39	Employment Agreement between Orrin J. Edidin and WMS dated February 18, 2005, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on February 24, 2005.

10.40	Letter Agreement dated as of August 9, 2005 between WMS and Orrin J. Edidin incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.41	Employment Agreement between Scott D. Schweinfurth and WMS dated February 18, 2005, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on February 24, 2005.

10.42	Letter Agreement dated as of August 9, 2005 between WMS and Scott D. Schweinfurth incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

Exhibit	Description
10.43	Amended and Restated Employment Agreement between WMS and Seamus McGill dated February 1, 2001, incorporated by reference to the 2001 10-K.

10.44	Letter Amendment to Amended and Restated Employment Agreement between WMS and Seamus McGill dated November 1, 2001, incorporated by reference to the WMS’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

10.45	Letter Amendment to Amended and Restated Employment Agreement between WMS and Seamus McGill dated February 24, 2004, incorporated by reference to the WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.46	Employment offer letter dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.47	Employment Agreement between Robert R. Rogowski and WMS dated May 1, 2000, incorporated by reference to WMS’s Quarterly Report on the Form 10-Q for quarter ended September 30, 2000.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

WMS INDUSTRIES INC.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

WMS Industries Inc.

We have audited the accompanying consolidated balance sheets of WMS Industries Inc. (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WMS Industries Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 6, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

September 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

WMS Industries Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A.), that WMS Industries Inc. (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that WMS Industries Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WMS Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of WMS Industries Inc. as of June 30, 2005 and 2004, and for each of the three years in the period ended June 30, 2005, and our report dated September 6, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

September 6, 2005

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$35.2	$59.9
Restricted cash	3.5	0.5
Short-term investments	6.1	55.8

	44.8	116.2
Receivables, net of allowances of $2.5 in 2005 and $2.6 in 2004	89.2	52.5
Notes receivable, current portion	33.1	17.8
Inventories:
Raw materials and work in progress	71.6	47.3
Finished goods	32.7	18.1

	104.3	65.4
Other current assets	39.7	26.1

Total current assets	311.1	278.0
Gaming operations machines, net	54.4	24.9
Property, plant and equipment, net	53.4	53.7
Other assets	59.5	38.4

Total assets	$478.4	$395.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31.4	$17.1
Accrued compensation and related benefits	6.1	4.4
Other accrued liabilities	31.8	19.0

Total current liabilities	69.3	40.5

Deferred licensing purchase obligation	4.7	—
Deferred income tax liabilities	4.2	—
Convertible subordinated notes	115.0	115.0

Commitments and contingencies (see Note 12)

Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (32,365,203 shares issued in 2005 and in 2004)	16.2	16.2
Additional paid-in capital	225.0	206.7
Retained earnings	64.3	43.1
Accumulated other comprehensive income	0.6	1.0
Unearned compensation on restricted stock and performance contingent restricted units (294,848 shares and 120,368 units in 2005, respectively and 52,312 shares in 2004)	(11.5)	(1.3)
Treasury stock, at cost (710,320 shares in 2005 and 1,998,905 shares in 2004)	(9.4)	(26.2)

Total stockholders’ equity	285.2	239.5

Total liabilities and stockholders’ equity	$478.4	$395.0

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share amounts)

	Years ended June 30,
	2005	2004	2003
Revenues:
Product sales	$278.6	$145.9	$85.7
Gaming operations	109.8	84.3	93.0

Total revenues	388.4	230.2	178.7

Costs and expenses:
Cost of product sales	167.2	87.4	52.1
Cost of gaming operations	25.2	15.3	21.0
Research and development	50.3	44.8	40.3
Selling and administrative	74.6	57.6	56.2
Depreciation and amortization	40.4	26.9	26.7

Total costs and expenses	357.7	232.0	196.3

Operating income (loss)	30.7	(1.8)	(17.6)
Interest expense	(3.9)	(3.8)	—
Interest and other income (expense)	3.5	2.6	(1.3)

Income (loss) before income taxes	30.3	(3.0)	(18.9)
Provision (benefit) for income taxes	9.1	(2.1)	(10.6)

Net income (loss)	$21.2	$(0.9)	$(8.3)

Net income (loss) per share:
Basic	$0.69	$(0.03)	$(0.27)

Diluted	$0.62	$(0.03)	$(0.27)

Weighted—average common shares:
Basic common stock outstanding	30.7	29.7	30.4

Diluted common stock and common stock equivalents	37.7	29.7	30.4

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In millions, except share amounts)

	Common stock	Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income	Unearned restricted stock	Treasury stock, at cost	Total stockholders’ equity	Comprehensive Income (loss)

Balance, June 30, 2002	$16.2	$198.3	$52.3	$0.0	$(2.0)	$(5.3)	$259.5
Net loss	—	—	(8.3)	—	—	—	(8.3)	$(8.3)
Exercise of stock options and related tax benefits	—	—	—	—	—	0.7	0.7
Issuance of 29,912 restricted shares from treasury	—	—	—	—	(0.3)	0.4	0.1
Return of 250,000 restricted shares to treasury	—	1.7	—	—	2.0	(3.7)	—
Purchase of 2,348,900 treasury shares	—	—	—	—	—	(28.9)	(28.9)
Reversal of previously recorded Midway stock option benefits	—	(3.0)	—	—	—	—	(3.0)
Minimum pension liability	—	—	—	0.2	—	—	0.2	0.2
Foreign currency translation adjustment	—	—	—	0.9	—	—	0.9	0.9

Balance, June 30, 2003	16.2	197.0	44.0	1.1	(0.3)	(36.8)	221.2	$(7.2)

Net loss	—	—	(0.9)	—	—	—	(0.9)	$(0.9)
Issuance of 250,000 warrants	—	3.9	—	—	—	—	3.9
Exercise of stock options and related tax benefits	—	4.7	—	—	—	14.9	19.6
Issuance of 52,312 restricted shares from treasury	—	1.1	—	—	(1.8)	0.7	—
Purchase of 299,100 treasury shares	—	—	—	—	—	(5.0)	(5.0)
Restricted stock amortization	—	—	—	—	0.8	—	0.8
Foreign currency translation adjustment	—	—	—	(0.1)	—	—	(0.1)	(0.1)

Balance, June 30, 2004	16.2	206.7	43.1	1.0	(1.3)	(26.2)	239.5	$(1.0)

Net income	—	—	21.2	—	—	—	21.2	$21.2
Exercise of stock options and related tax benefits	—	8.0	—	—	—	13.0	21.0
Issuance of 294,848 restricted shares from treasury	—	5.3	—	—	(9.1)	3.8	—
Issuance of 120,368 performance contingent restricted units	—	4.1	—	—	(4.1)	—	—
Issuance of 26,552 deferred stock units	—	0.9	—	—	—	—	0.9
Restricted stock amortization	—	—	—	—	3.0	—	3.0
Foreign currency translation adjustment	—	—	—	(0.4)	—	—	(0.4)	(0.4)

Balance, June 30, 2005	$16.2	$225.0	$64.3	$0.6	$(11.5)	$(9.4)	$285.2	$20.8

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years ended June 30,
	2005	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$21.2	$(0.9)	$(8.3)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization	40.4	26.9	26.7
Provision for bad debts	(0.1)	0.3	—
Non-cash write-off of licensed technology	—	—	1.7
Non-cash losses and expenses	5.0	1.8	1.6
Deferred income taxes	5.4	(2.8)	(3.5)
Tax benefit from exercise of stock options	5.6	6.7	0.2
Increase (decrease) resulting from changes in operating assets and liabilities:
Restricted cash	(3.0)	1.8	(1.1)
Receivables	(51.9)	(33.4)	(0.7)
Income taxes	0.3	5.5	1.8
Inventories	(36.6)	(35.4)	2.2
Other current assets	(15.0)	(5.3)	1.1
Other assets	0.7	1.0	(4.1)
Accounts payable and accrued liabilities	24.4	10.6	8.3

Net cash (used) provided by operating activities	(3.6)	(23.2)	25.9
Cash Flows From Investing Activities
Purchase of property, plant and equipment	(8.1)	(10.5)	(13.7)
Additions to gaming operations machines	(63.9)	(17.4)	(21.6)
Purchase of short-term investments	—	—	(7.8)
Proceeds from short-term investments	49.6	2.6	22.4
Investment and advances in other assets	(13.7)	(13.1)	(6.0)

Net cash used by investing activities	(36.1)	(38.4)	(26.7)
Cash Flows From Financing Activities
Cash received on exercise of stock options	15.4	12.9	0.5
Gross proceeds from issuance of convertible notes	—	15.0	100.0
Debt issuance costs	—	(0.9)	(3.5)
Purchase of treasury stock	—	(5.0)	(28.9)

Net cash provided by financing activities	15.4	22.0	68.1
Effect of Exchange Rates on Cash	(0.4)	(0.1)	0.9

Increase (decrease) in cash and cash equivalents	(24.7)	(39.7)	68.2
Cash and cash equivalents at beginning of year	59.9	99.6	31.4

Cash and cash equivalents at end of year	$35.2	$59.9	$99.6

See notes to consolidated financial statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business Overview

We are engaged in one business segment: the design, manufacture, and marketing of slot machines (video and mechanical reel type) and video lottery terminals, or VLTs, and gaming operations consisting of placement of participation games and wide-area progressive jackpot systems, or WAP, in legal gaming venues and licensing of our games to third parties. We serve the gaming industry worldwide. Although our production remains exclusively in the United States, development and distribution offices are located in the United States, Australia, Spain, the United Kingdom and South Africa. International business activities have become increasingly important to us. See Note 3.

We market our gaming machines in two principal ways. First, for product sales we sell new and used gaming machines, VLTs, conversion kits, parts, and equipment manufactured under original equipment manufacturing agreements to casinos and other gaming machine operators. Second, we license our games to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win of the gaming machines, (2) fixed daily fees or (3) in the case of gaming machines on a WAP system, a percentage of the amount wagered. WAP systems are electronically linked systems of gaming machines that communicate with a central computer, which allows the system to build a progressive jackpot with every wager made on the system. Through January 2004, the WAP systems were operated under an agreement with a WAP system provider whereby the profits of the games on the WAP system were shared equally. Beginning in May 2004 and continuing throughout fiscal 2005, we began to operate our own proprietary WAP systems where we earn all of the profits. We refer to games leased under any of these arrangements as “participation games” and when combined with royalties we receive under license agreements with third parties to distribute our games and VLT and other lease revenues, we refer to this business as our “gaming operations.”

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our consolidated financial statements, with no additional separate data maintained for product sales and gaming operations (other than the revenue and costs of revenues information included in the consolidated statement of operations and cost of gaming operations machines and related accumulated depreciation included in the consolidated balance sheet).

Note 2: Principal Accounting Policies

Consolidation Policy

Our consolidated financial statements include the accounts of WMS Industries Inc., or WMS, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. We accounted for our joint operating agreement with International Game Technology, or IGT, for WAP systems for which no legal entity existed, in our consolidated financial statements by recording our proportionate share of revenues and expenses from operating activities and the full value of all of the assets we owned and liabilities we owed related to this agreement. The purpose of the joint operating agreement was to combine our licensing rights and game design expertise with the proprietary WAP computer system of IGT. We designed and marketed the games manufactured by IGT who placed such games in casinos on its WAP system. In January 2004, the remaining SURVIVOR WAP themed system was shut down. The total assets, total liabilities, total revenues and total expenses related to the joint operating agreement were not material to our consolidated financial statements for the periods presented.

In fiscal 2005 we classified our investment and advances in other assets relating to technology and brand license agreements and costs paid to third parties for patents and trademarks in investing activities in our consolidated statement of cash flows. We reclassified prior years information to conform with this presentation.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of this change in classification was to benefit net cash (used) provided by operating activities by $13.7 million, $13.1 million and $6.0 million in fiscal 2005, 2004 and 2003, respectively, with an equally offsetting impact on cash flow from investing activities. In addition, certain other prior year balances have been reclassified to conform with the current year presentation.

Use of Estimates

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Restricted cash of $3.5 million and $0.5 million at June 30, 2005 and 2004, respectively, is required for funding WAP systems jackpot payments.

Short-Term Investments

All investments are recorded at cost, which approximates market value. Short-term investments consist principally of Auction Market Preferred Stocks that generally have no fixed maturity dates but have dividend reset dates generally every 49 days or more.

Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a periodic basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. Our policy is to generally not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. With regard to notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant.

Inventories

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. We value inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Actual demand may differ from anticipated demand, and such differences may have a material effect on our financial statements. Demand for legacy parts inventory is subject to technical obsolescence. Inventory on hand in excess of forecasted demand is written down to net realizable value.

In fiscal 2004, we introduced our new Bluebird cabinet and CPU-NXT gaming platform, and this has accelerated the obsolescence of existing legacy product lines. Some customers have traded in their legacy gaming machines when they purchased a new Bluebird gaming machine. We either sell these trade-ins as-is or renovate the legacy gaming machines before resale. We also have legacy parts inventory, which we use for renovating the trade-in gaming machines, producing new legacy gaming machines including OEM arrangements with Multimedia Games (MGAM), or selling such parts to casinos and others through our spare parts business. An

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

active market exists mostly outside of North America for used gaming machines. In January 2005, we relocated the refurbishment of used gaming machines to our Las Vegas facility to better focus on this business. In fiscal 2005, we sold 2,442 used gaming machines. We continue to support our customers’ installed base of legacy gaming machines and continue to review our legacy inventories for impairment.

At June 30, 2005, our inventories included $23.2 million of legacy product including $11.8 million of legacy raw materials and $11.4 million of new and used legacy finished goods. This compares to a total of $33.2 million at June 30, 2004. Demand for Bluebird product continues to exceed our expectations. While this higher demand is a positive development for our long-term growth, it has accelerated the transition from our legacy product line. In response to this, we took steps to address the most challenging components of the legacy inventory including selling older model used gaming machines and used gaming machines configured with undesirable laminate colors, as well as selling back to suppliers excess quantities of certain legacy raw materials. In fiscal 2005, we recorded non-cash, pre-tax net inventory charges of $4.6 million to reduce legacy inventory to net realizable value.

Freight-out and Warehousing Costs

Freight-out and warehousing costs are included in cost of product sales in the statement of operations. Freight-out costs for gaming operations machines are capitalized and depreciated over the useful life of the related asset.

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

We account for amounts paid to third parties for purchased or licensed software related to our technology improvement plan under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed.” Under these arrangements, we have alternative future uses for purchased software related to our technology improvement plan and we generally have the right to sub-license this software to other third parties. See Note 12 of the notes to Consolidated Financial Statements.

The implementation costs of our Oracle ERP system incurred during the preliminary project stages were expensed; costs incurred during the application development stages are being capitalized and costs incurred during the post-implementation/operation stages are being expensed. Due to the extensive use of external consultants to minimize the burden on our internal staffing, internal resources used during the application development phases were limited, and we have not capitalized internal costs.

Long-Lived Assets

Property, plant and equipment and gaming operations machines are stated at cost and depreciated using the straight-line method over their estimated useful lives. Significant replacements and improvements are capitalized. Other maintenance and repairs are expensed. The annual provision for depreciation has been computed in accordance with the following ranges of asset lives: buildings and improvements 10 to 40 years; leasehold improvements over the lease term; machinery and equipment three to eight years, gaming operations base machines two to three years, gaming operations top boxes over one year and furniture and fixtures 10 years.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other assets include royalty and licensing advances made in connection with licensing agreements we have for the use of third party intellectual property. When the products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances is included in cost of sales if related to a product sale or cost of gaming operations if related to placement or lease in gaming operations. To the extent we determine that the products developed would not fully recover the guaranteed minimum amounts, we will record an immediate charge against earnings at the time of such determination.

Revenue Recognition

We record revenue on product sales, net of rebates, discounts, and allowances, when persuasive evidence of an agreement exists, the sales price is fixed or determinable, the product is delivered and collectibility is reasonably assured. When multiple product deliverables are included under a sales contract, we allocate revenue to each product based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition.

Gaming operations revenues under operating type lease agreements are estimated and recognized as earned when collectibility is reasonably assured. Non-linked participation lease agreements are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee. WAP revenues are recognized based upon a percentage of amounts wagered, called coin-in, on each gaming machine and are recognized as earned when collectibility is reasonably assured.

Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we are paid royalties based upon our licensees’ purchase or placement of gaming machines with our licensed themes, artwork, and other intellectual property. Royalties are recorded as earned when the licensee purchases or places the game and collectibility is reasonably assured.

WAP Jackpot Liabilities and Expenses

We record a WAP jackpot liability based on the actual volume of coin-in or slot play plus the initial progressive meter liability, or reset, on each system in each jurisdiction. We defer jackpot expense for the initial progressive meter liability, or reset, on each progressive jackpot linked system, which is subsequently amortized to jackpot expense as the revenues are generated from the coin-in or slot play. Our jackpot liabilities totaled $1.8 million at June 30, 2005, and $0.3 million at June 30, 2004. Our jackpot expense totaled $5.1 million for fiscal

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005 and none in fiscal 2004. To fund our jackpot liabilities we maintain restricted cash and investments aggregating $3.5 million at June 30, 2005 and $0.5 million at June 30, 2004.

Advertising Expense

The cost of advertising is charged to expense as incurred. The cost of advertising for fiscal 2005, 2004 and 2003 was $0.9 million, $0.6 million and $0.7 million, respectively.

Research and Development Costs

As a result of the gaming license requirements and regulatory approvals necessary to commercialize products in our business, our products reach technological feasibility shortly before products are released to manufacturing. Accordingly, internal research and development expenditures relating to the development of new products, including improvements to existing products, are expensed as incurred. Employee costs associated with product development are included in research and development costs.

Foreign Currency Translation

The local currency is the functional currency (primary currency in which business is conducted) for our operations in Canada, Spain, Australia, the United Kingdom and South Africa. Adjustments resulting from translating foreign functional currency assets and liabilities into U.S. dollars are recorded as a separate component of stockholders’ equity. Gains or losses resulting from transactions in other than the functional currency are reflected in net income.

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

Earnings (Loss) Per Share

The reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share was:

	Year Ended June 30, 2005
	Net Income	Shares	Per Share Amount
	(in millions, except per share amounts)
Basic EPS:
Net income applicable to common stock	$21.2	30.7	$0.69
Effect of dilutive securities:
—options	—	1.1	(0.02)
—restricted stock	—	0.1	—
—warrants	—	—	—
—convertible notes	2.2	5.8	(0.05)

Diluted EPS:
Net income applicable to common stock	$23.4	37.7	$0.62

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended June 30, 2004
	Net Loss	Shares	Per Share Amount
(in millions, except per share amounts)
Basic EPS:
Net loss applicable to common stock	$(0.9)	29.7	$(0.03)
Effect of dilutive securities:
—options	—	—	—
—restricted stock	—	—	—
—warrants	—	—	—
—convertible notes	—	—	—

Diluted EPS:
Net loss applicable to common stock	$(0.9)	29.7	$(0.03)

	Year Ended June 30, 2003
	Net Loss	Shares	Per Share Amount
	(in millions, except per share amounts)
Basic EPS:
Net loss applicable to common stock	$(8.3)	30.4	$(0.27)
Effect of dilutive securities:
—options	—	—	—
—restricted stock	—	—	—

Diluted EPS:
Net loss applicable to common stock	$(8.3)	30.4	$(0.27)

The following table details the impact of dilutive securities that have not been reflected in the shares used in the earnings per share calculation:

	Year Ended June 30,
	2005	2004	2003
If WMS had recognized income:

Impact of incremental stock options and warrants that would have resulted in additional diluted shares outstanding under the treasury stock method	Not Applicable	1.4	0.4

Impact of restricted stock grants that would have resulted in additional diluted shares outstanding under the treasury stock method	Not Applicable	0.1	0.1

If WMS had recognized income in excess of $0.40 per share:

Common stock issued upon conversion of the 2.75% convertible subordinated notes	Not Applicable	5.8	—

Excluded anti-dilutive common stock equivalents due to the option grant price exceeding the market price for WMS common stock: Stock options and warrants	0.6	0.3	2.5

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Employee Compensation

We have elected to continue to follow the intrinsic value based method prescribed by APB Opinion No. 25 to account for stock options granted to employees and directors, as allowed by Statement of Financial Accounting Standards (“Statement”) No. 123. Under APB No. 25, we do not recognize compensation expense upon the issuance of stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. Effective July 1, 2005 we will adopt the Financial Accounting Standards Board (FASB) revised FASB Statement No. 123R, Accounting for Stock-Based Compensation, which will result in our recording deferred compensation expense upon the issuance of new stock options and for unvested stock options at adoption.

The following table presents the reported net income (loss), earnings (loss) per share and recorded compensation cost of options granted to employees as compared to the pro forma amounts that would have been reported if stock option compensation expense had been determined using the fair value method allowed by Statement No. 123 for the three years ended June 30, 2005:

	2005	2004	2003
	(In millions, except per share amounts)
As reported:
Net income (loss)	$21.2	$(0.9)	$(8.3)

Net income (loss) per share:
Basic	$0.69	$(0.03)	$(0.27)
Diluted	$0.62	$(0.03)	$(0.27)
Stock based employee compensation cost, net of related tax effects, included in the determination of net income (loss)	$1.8	$0.4	$—

Pro forma amounts if the fair value method had been applied to all stock compensation awards:
Pro forma net income (loss)	$14.7	$(8.9)	$(15.2)

Pro forma earnings (loss) per share:
Basic	$0.48	$(0.30)	$(0.50)
Diluted	$0.45	$(0.30)	$(0.50)
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss)	$8.3	$8.4	$6.9

The pro forma fair value of each option grant is estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	0.39	0.36	0.46
Risk-free interest rate	5.0%	4.0%	3.6%
Expected life of options (in years)	6.25	6.0	6.0
Weighted average pro forma fair value using the Black-Scholes assumptions	$13.92	$12.13	$6.52

Recently Issued Accounting Standards

In December 2004, the FASB revised FASB Statement No. 123R, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this Statement are effective as of the beginning of the annual reporting period that begins after June 15, 2005. We expect to adopt this Statement using the modified-prospective transition method. We currently estimate the quarterly impact of adopting this Statement will be a $0.06 decrease in net income per diluted share.

In December 2004, the FASB issued Statement No. 153, Exchanges of Non-Monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions. The amendments made by Statement 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this Statement is not expected to have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4, “Inventory Pricing.” This Statement clarifies the accounting for some circumstances in which items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

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

In December 2004, the FASB issued a FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FASB Staff Position 109-2 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This Position is effective upon issuance and the impact was not significant to the Company’s consolidated results of operations, cash flows, or financial position.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3: Information on Geographic Areas

Product sales and gaming operations revenues from customers in Europe, Canada, Latin America and Asia amounted to approximately $94.5 million or 24.3%, $59.9 million or 26.0%, $48.4 million or 27.1% of total revenues for fiscal 2005, 2004, and 2003, respectively. Substantially all of our revenues from customers outside the United States are denominated in U.S. dollars. At June 30, 2005, 2004 and 2003, 29.0%, 18.1% and 19.7% respectively, of trade accounts and notes receivable are from customers located outside of the United States.

	Year Ended June 30
	2005	2004	2003
	(in millions)
Revenues:
United States	$293.9	$170.3	$130.3
Russia	26.2	19.5	16.3
Canada	19.5	10.8	9.7
All others, less than 3% each	48.8	29.6	22.4

Total	$388.4	$230.2	$178.7

Long-lived assets:
United States	$105.9	$77.6	$75.7
Canada	0.7	0.5	1.0
All others, less than 1% each	1.2	0.5	1.1

Total	$107.8	$78.6	$77.8

The geographic sales information is by country of destination. Our operations outside the United States include participation games located in Canada, Europe and South Africa, sales offices in Spain, South Africa and the United Kingdom and game development studios in Australia and the United Kingdom.

Note 4: Gaming Operations Machines and Property, Plant and Equipment

At June 30, net gaming operations machines were:

	2005	2004
	(in millions)
Gaming operations machines	$133.1	$80.4
Less accumulated depreciation	(78.7)	(55.5)

Net gaming operations machines	$54.4	$24.9

We reclassified $2.3 million and $0.2 million net book value of gaming operations machines to inventory during fiscal 2005 and 2004, respectively.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, net property, plant and equipment were:

	2005	2004
	(in millions)
Land	$2.6	$2.6
Buildings and improvements	38.0	36.4
Machinery and equipment	42.1	37.7
Furniture and fixtures	8.2	6.8

	90.9	83.5
Less accumulated depreciation	(37.5)	(29.8)

Net property, plant and equipment	$53.4	$53.7

Note 5: Other Assets

At June 30, other assets were:

	2005	2004
	(in millions)
Royalties and licensing advances—non-current	$42.9	$22.8
Patents costs and goodwill	6.7	4.2
Deferred tax assets—non-current, net	2.0	5.5
Notes receivable	3.0	0.8
Debt issuance costs, net	3.2	3.8
Other	1.7	1.3

Total other assets	$59.5	$38.4

Note 6: Intangible Assets

At June 30, intangible assets were:

	2005	2004
	(in millions)
Total prepaid royalties and licensing advances	$68.2	$37.2
Accumulated amortization	(18.4)	(9.7)

	$49.8	$27.5

Goodwill and patent costs	$6.7	$4.2

At June 30, 2005 and 2004 both goodwill and patents costs have no accumulated amortization. When issued, patents will be amortized over four to seventeen years.

Prepaid royalties and licensing advances at June 30, 2005 and 2004 include both current and non-current asset balances. Amortization expense for prepaid royalties and licensing advances, which is charged to cost of products sales and cost of gaming operations, was $9.7 million, $5.2 million and $3.5 million for fiscal 2005, 2004 and 2003, respectively.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated aggregate amortization expense as of June 30, 2005 for each of the next five years is as follows:

(in millions)
2006	$7.3
2007	11.1
2008	15.0
2009	11.8
2010	4.6

The estimated aggregate future intangible amortization as of June 30, 2005 does not reflect the significant commitments we have for future payments for royalties and licenses. See Note 12.

Note 7: Other Accrued Liabilities

At June 30, other accrued liabilities were:

	2005	2004
	(in millions)
Royalties payable	$14.7	$9.9
Deferred licensing purchase obligation	4.4	—
Sales taxes payable	2.6	1.6
Deferred revenue	3.0	3.0
Accrued jackpot liability	1.8	0.3
Accrued interest	1.5	1.5
Other accrued liabilities	3.8	2.7

Total other accrued liabilities	$31.8	$19.0

Note 8: Income Taxes

The following is a summary of income (loss) before income taxes of U.S. and international operations for the three years ended June 30, 2005:

	2005	2004	2003
	(in millions)
United States	$26.9	$(4.0)	$(20.0)
International	3.4	1.0	1.1

Total	$30.3	$(3.0)	$(18.9)

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the provision (benefit) for income taxes for the three years ended June 30, 2005 were:

	2005	2004	2003
	(in millions)
Current
Federal	$2.1	$—	$(7.8)
State	0.1	—	—
Foreign	1.5	0.7	0.5

Total current	3.7	0.7	(7.3)
Deferred
Federal	(0.3)	(8.5)	(2.6)
State	0.2	(1.0)	(1.0)
Foreign	(0.1)	—	0.1

Total deferred	(0.2)	(9.5)	(3.5)
Tax benefit resulting from stock options	5.6	6.7	0.2

Income tax provision (benefit), net	$9.1	$(2.1)	$(10.6)

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Significant components of our deferred tax assets and liabilities at June 30 were:

	2005	2004
	(in millions)
Deferred tax assets resulting from:
Current:
Net operating loss carry-forward (NOL)	$8.8	$8.5
Research and development tax credit carry-forward	2.4	1.9
Receivables valuation	1.1	1.1
Inventory valuation	4.7	2.0
Accrued and other items not currently deductible	3.7	1.1

Total current deferred tax assets	20.7	14.6

Non-current:
Foreign tax credit carry-forward (FTC)	2.5	1.8
Book over tax depreciation	—	3.5
Other non-current	0.8	0.6

Total non-current deferred tax assets	3.3	5.9

Valuation allowance, relating to foreign NOLs and FTC	(1.3)	(1.8)

Net deferred tax assets	22.7	18.7
Deferred tax liabilities resulting from:
Tax over book depreciation	(2.8)	—
Other	(1.4)	—

Total net deferred tax assets	$18.5	$18.7

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No deferred tax provision has been made for United States taxes related to approximately $6.1 million of undistributed earnings of foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when the remittance occurs.

At June 30, 2005, we had $2.4 million of research and development tax credit carry-forwards expiring from 2022 through 2025, $2.5 million of foreign tax credit carry-forwards expiring from 2011 through 2015, $42.8 million of state net operating loss carry-forwards expiring from 2008 through 2024, $20.8 million of federal net operating loss carry-forwards expiring in 2024 and $2.2 million of foreign net operating loss with unlimited carry-forward.

At June 30, 2005, we believe it is more likely than not that we will realize substantially all of the benefit of the $22.7 million of net deferred tax assets on our balance sheet, including the net operating loss carry-forwards and research and development tax credit carry-forwards. Accordingly, we have only provided a minimal valuation allowance against these deferred tax assets. In determining the level of required valuation allowance, we consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. However, additional valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

The provision (benefit) for income taxes differs from the amount computed using the statutory federal income tax rate for fiscal 2005, 2004 and 2003 as follows:

	2005	2004	2003
Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%

State income taxes, net of federal benefit	2.6	(4.0)	(2.9)
Dividend received deduction on investment income	(0.6)	(4.6)	(2.0)
Research tax credits	(1.5)	(15.7)	(3.0)
Permanent items	0.4	3.2	0.7
Foreign rate differential	0.1	(11.2)	1.6
Change of prior years’ taxes	(2.2)	1.4	(12.5)
Export sales deductions	(3.7)	(13.8)	(2.2)
Alternative minimum tax credit	—	—	(8.4)
South African losses without current tax benefit	0.6	8.6	—
Other, net	(0.7)	0.2	7.6

Effective tax rate	30.0%	(70.9)%	(56.1)%

Other, net in fiscal 2005, reflects a 1.9% or $1.5 million non-taxable settlement related to final settlement of tax advances with our former subsidiary, Midway Games. Other, net in fiscal 2003 reflects a 7.8% or $3.9 million non-deductible pre-tax write off related to the tax impact of fully reserving our tax advance receivables from Midway, a former subsidiary, under terms of tax sharing and separation agreements entered into prior to the spin-off date due to the uncertainty of the payback period.

Note 9: Line of Credit and Convertible Subordinated Notes

We renewed an unused line of credit for $50.0 million under a revolving credit agreement for a one-year term to May 9, 2006, which contains usual credit terms for a bank line. No borrowing occurred on the line in fiscal 2005, 2004 or 2003. Our loan agreement requires that we maintain a minimum amount of tangible net

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

worth and certain financial ratio covenants, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At June 30, 2005, approximately $60.1 million is available for such distributions under the most restrictive of these covenants.

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

Note 10: Stockholders’ Equity and Common Stock Plans

Our authorized common stock consists of 100.0 million shares at $.50 par value. Additionally, we have 5,000,000 shares of $.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by our Board of Directors.

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

We utilize the Black-Scholes pricing model to determine the fair value of equity instruments issued in exchange for goods or services. During fiscal 2004 we issued warrants to a licensor. In valuing the warrants, we used the Black-Scholes model and incorporated the following assumptions: risk free rate 4.15%; expected volatility 0.54; expected life 10 years; and expected dividend-zero. The risk-free rate is determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the warrants issued. Other assumptions, relating to the warrant’s life, strike price and our common stock price, were determined at the date the warrants were issued. We will recognize expense based on the terms of the underlying license agreement. No such instruments were issued in fiscal 2005 or 2003. During fiscal 2005, 2004 and 2003 we expensed $0.1 million, $0.1 million and $0.1 million, respectively, for the value of common stock options issued for services from consultants.

Common stock repurchase program

In January 2002, our Board of Directors authorized a $20 million common stock repurchase plan to repurchase our common stock from time to time in open market or privately negotiated transactions. By August 2, 2002, this repurchase program was completed. In September 2002, our Board of Directors authorized a twelve-month plan to repurchase an additional $10 million of our common stock from time to time in open market or

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

privately negotiated transactions. As of March 31, 2003, this repurchase program was completed. In April 2003, our Board of Directors authorized a new twelve-month plan to repurchase up to an additional $10 million of our common stock from time to time in open market or privately negotiated transactions. In June 2003, in conjunction with the completion of our private placement of convertible subordinated notes due 2010 to qualified institutional buyers, our Board of Directors authorized the expansion of this repurchase plan to $25 million. The June 2003 $25 million plan has now expired with $12.5 million of the authorization being used. On August 9, 2004 our Board of Directors authorized the repurchase of up to $20 million of our common stock over the succeeding twelve months. The August 2004 $20 million plan has now expired without any common stock purchases.

Since the inception of the first common stock repurchase program in January 2002 through September 30, 2003, we have repurchased 3.2 million or 9.9% of our previously outstanding shares for an aggregate price of $42.5 million at an average price of $13.31 per share.

The following tables summarize our stock repurchase activity in fiscal 2004 and 2003.

Date of Board Stock Repurchase Plan Authorization	Amount of Plan Authorization	Shares Purchased	Cost of Shares Purchased	Average Price per Share
	(in millions except per share amounts)
Repurchases in fiscal 2003:
January 2002 Plan	20.0	1.1	$11.4	$10.36
September 2002 Plan	10.0	0.8	10.0	12.00
April 2003/June 2003 Plan	25.0	0.5	7.5	15.22

Total fiscal 2003 purchase activity		2.4	$28.9	$12.29

Repurchases in fiscal 2004:
April 2003/June 2003 Plan	25.0	0.3	$5.0	$16.75

Equity Compensation Plan

At June 30, 2005, 5.4 million shares of common stock were reserved for possible future issuance under our Plan, relating to outstanding stock options, unvested restricted stock, performance contingent restricted units and deferred stock units. Under Delaware law and our certificate of incorporation, authorized but unissued shares of our common stock may be granted as restricted stock from time to time as determined by our Board of Directors, except as limited by NYSE rules. Upon issuance of restricted stock, unearned compensation equivalent to the market value of the shares granted on the grant date is charged to stockholders’ equity and is subsequently amortized to expense during the vesting period.

We currently have one equity compensation plan under which new grants may be made: our 2005 Incentive Plan, or the Plan, which was approved by our stockholders on December 9, 2004. The Plan consolidated shares available under our previous stock option plans into the new plan, although outstanding equity grants under the previous plans are still governed by those individual plans. The Plan permits us to grant options to purchase shares of our common stock, restricted stock, and other stock awards. Options may be granted as incentive stock options, designed to meet the requirements of Section 422 of the Internal Revenue Code or they may be “non-qualified” options that do not meet the requirements of that section.

The purpose of the Plan is to encourage our employees, non-employee directors, consultants and advisors to acquire an ownership interest in our common stock and to enable these individuals to realize benefits from an increase in the value of our common stock. We believe that this benefit provides these individuals with greater

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incentive to work to improve our business and encourages their continued provision of services to us and, generally, promotes our interests and those of our stockholders. The Compensation Committee of the Board of Directors determines which of the eligible directors, officers, employees, consultants and advisors receive equity awards, the terms, including any vesting periods or performance requirements of the awards, and the size of the awards, provided, however, that the Board of Directors determines any award made to non-employee directors.

Stock Options

Pursuant to the Plan, for options, the option price per share with respect to each option is determined by the Compensation Committee and generally is not less than the fair market value of our common stock on the date on which the option is granted. The Plan has a term of ten years, unless terminated earlier, and options granted under the Plan have terms up to 10 years.

In December 2004, we paid and expensed $0.7 million to our President and Chief Executive Officer to compensate him for deferring a stock option grant from August 2004 for 100,000 shares of our common stock that he was entitled to under his employment agreement. The payment was calculated as the difference between the stock price in August 2004 on the date the President and CEO agreed to the deferral and the stock price on the actual grant date in December 2004.

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

Restricted Stock Grants and Other Equity Grants

Upon the recommendation of our Compensation Committee, we have, on occasion, granted restricted stock to our employees, officers, directors or consultants to motivate them to devote their full energies to our success, to reward them for their services and to align their interests with the interests of our stockholders.

In June 2003, our Compensation Committee approved the award of 29,912 restricted shares with a weighted average fair value at grant date of $17.05 per share to certain executive officers of the Company. The grant was made in consideration of their time and efforts in the oversight of the implementation of our technology improvement plan. The restricted shares vested on June 11, 2004.

On May 10, 2004, our Compensation Committee approved the award of 52,312 shares of restricted stock with a weighted average fair value at grant date of $28.73 per share to certain executive officers and other key personnel in lieu of any cash bonuses for fiscal 2004. The restricted shares vested on May 10, 2005.

On December 9, 2004, the Board of Directors approved the award of 276,848 shares of restricted stock, with a weighted average fair value at grant date of $30.49 or $8.4 million in the aggregate, including 84,913 shares to our non-employee Chairman of the Board of Directors and 134,435 shares to certain executive officers under the Plan, subject to the individual’s continued involvement with WMS. The restricted stock awards are not performance based and vest equally over a three-year period ending in December 2007. In addition, on June 16, 2005, the Board of Directors approved the award of 18,000 shares of restricted stock, with a weighted average fair value at grant date of $33.90 or $0.6 million. Under these restricted grants, grantees are entitled to any cash dividends and to vote their shares, but may not sell or transfer their shares during the vesting period.

Upon approval of the Plan, the Board of Directors established a long-term incentive plan to attract and retain executives, other key employees, non-employee directors and key consultants of high quality as these personnel

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be essential to our growth and success. Under the Plan the participants, including the executive officers, receive an annual stock option grant and grant of equity-based performance units. On January 7, 2005, the Board of Directors approved the fiscal 2005 equity grants, including 52,164 stock-based performance units under the Plan to certain participants, including 33,863 units to our executive officers. The stock-based performance units contain performance goals set by the Board of Directors based on levels of our total revenue and free cash flow over the thirty-month period ending June 30, 2007. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded and can result in shares issued up to 200% of the targeted number of shares under each grant.

On June 16, 2005, the Board of Directors approved 68,204 equity-based performance units for the fiscal 2006 grant under the Plan, including 36,750 units to our executive officers. The stock-based performance units contain performance goals set by the Board of Directors based on levels of our total revenue and free cash flow over the thirty-six month period ending June 30, 2008. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded and can result in shares issued up to 200% of the targeted number of shares under each grant.

On June 16, 2005, non-management members of the Board of Directors were awarded an aggregate of 26,552 units of deferred stock under the Plan coupled with an aggregate of 60,400 stock options. The deferred stock units vest immediately and shares of our common stock are issued upon the directors leaving the Board. Grantees are not entitled to vote their deferred stock units or to receive cash dividends, but they are entitled to receive make whole payments on any declared and paid cash dividends on our common stock. In connection with the grant of deferred stock units to non-management members of the Board of Directors in June 2005, we recorded $0.9 million of selling and general administrative expense.

At June 30, 2005, 4.1 million shares of common stock were to be issued upon exercise of outstanding options at a weighted average exercise price of $23.25 and 0.7 million shares of common stock were available for future issuance under our Plan. A summary of the status of our stock option plan activity for the three years ended June 30, 2005 is as follows:

	Options	Weighted Average Exercise Price
	(in millions)
Outstanding at June 30, 2002	3.4	$14.74
Granted	0.8	13.43
Exercised	(0.1)	6.56
Forfeited	(0.1)	17.99

Outstanding at June 30, 2003	4.0	14.57
Granted	1.0	27.16
Exercised	(1.1)	11.41
Forfeited	(0.1)	15.25

Outstanding at June 30, 2004	3.8	18.72
Granted	1.5	30.23
Exercised	(1.0)	15.54
Forfeited	(0.2)	24.85

Outstanding at June 30, 2005	4.1	$23.25

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at June 30, 2005:

	Options outstanding			Options exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life In Years	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
	(in millions)			(in millions)
$ 2.91—$10.50	0.1	4.4	$8.96	0.1	$8.97
10.75— 16.04	0.7	7.0	14.06	0.5	13.86
16.88— 22.88	1.1	5.8	19.25	1.0	19.29
23.46— 29.81	1.1	8.8	26.51	0.8	25.83
30.49— 33.90	1.1	9.6	31.87	0.1	30.49

$ 2.91—$33.90	4.1	7.7	$23.25	2.5	$20.22

At June 30, 2004, 2.2 million options with a weighted average exercise price of $16.81 per share were exercisable. At June 30, 2003, 2.2 million options with a weighted average exercise price of $13.94 per share were exercisable.

Warrant Grant

In September 2003, our Board of Directors, as part of the inducement to a licensor to extend their license agreement with us, approved a grant of 250,000 common stock purchase warrants valued at $3.9 million. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment. The warrants are non-cancelable and vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013. During fiscal 2005 and 2004, we expensed $0.5 million and $0.4 million, respectively, for the value of warrants issued in connection with the extended license agreement.

Repurchase of Stock Grant

Effective March 1, 2002, we issued a restricted stock grant of 250,000 shares of common stock held in treasury to Mr. Louis J. Nicastro, Chairman of our Board of Directors and a non-employee director. This grant was issued in consideration for his service as Chairman of the Technology Committee of the Board of Directors, which was established to provide enhanced oversight of the timely completion of the first phase of our technology improvement plan. In fiscal 2003, we purchased Mr. Nicastro’s rights to the 250,000 restricted shares for a purchase price of $14.00 per share. This share price reflects a discount of $0.50 per share from the closing market price on May 6, 2003. We recorded a pretax charge to our statement of operations of $3.5 million, $2.2 million after tax, in fiscal 2003 to reflect this transaction, and the shares were returned to us and placed in treasury.

Note 11: Concentration of Credit and Market Risk and Fair Value Disclosures of Financial Instruments

Financial instruments, which potentially subject us to concentrations of credit and market risk, consist primarily of cash equivalents, short-term investments and trade notes and accounts receivable. By policy, we place our cash equivalents and short-term investments only in high credit quality securities and limit the amounts invested in any one security. However, our overnight cash balances are held by our main commercial bank. The accounts and notes receivable from the sale of gaming machines are generally from a large number of customers with no significant concentration other than in Nevada and Russia. No customers accounted for more than 10% of consolidated revenues in fiscal 2005, 2004 and 2003.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts of cash, investments, accounts receivable and accounts payable approximates fair value due to the short-term maturities of these assets and liabilities. The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2005 and 2004, the fair value of the notes receivable approximated the carrying value.

As of June 30, 2005, we had $115.0 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $196.9 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

Note 12: Commitments and Contingencies

We lease certain office facilities and equipment under non-cancelable operating leases with net future lease commitments for minimum rentals at June 30, 2005 as follows:

(in millions)
2006	$2.7
2007	3.1
2008	3.0
2009	2.8
2010	2.6
Thereafter	14.8

$29.0

Rent expense for fiscal 2005, 2004 and 2003 was $2.7 million, $2.1 million, and $2.0 million, respectively.

We routinely enter into license agreements with others for the use of intellectual properties in our products. These agreements generally provide for royalty and license advances when the agreements are signed, and provide for minimum guarantees as well as additional contingent payments based on future events. The total potential commitments at June 30, 2005 were $116.0 million, an increase from the amount at June 30, 2004 of $92.7 million.

At June 30, 2005, we had total potential royalty and license commitments, advances and payments made, and potential future payments as follows:

	June 30, 2005
	Guaranteed Minimums	Contingent Payments	Total Potential Payments
	(in millions)
Total royalty and license commitments	$115.4	$0.6	$116.0
Advances and payments made	(59.1)	—	(59.1)

Potential future payments	$56.3	$0.6	$56.9

Of the $59.1 million total advances and payments made through June 30, 2005, $18.4 million has been charged to expense and the remaining $40.7 million is included in the June 30, 2005 balance sheet; $6.9 million in other current assets and $33.8 million in other assets. An additional $9.1 million of royalty and licenses is accrued at June 30, 2005 as other assets and current and non-current deferred licensing purchase obligation.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2005, we have potential royalty and license payments as follows:

	Year Ended June 30,
	Guaranteed Minimums	Contingent Payments	Total Potential Payments
	(in millions)
2006	$16.3	$0.6	$16.9
2007	15.5	—	15.5
2008	9.2	—	9.2
2009	5.1	—	5.1
2010	5.1	—	5.1
Thereafter	5.1	—	5.1

Total	$56.3	$0.6	$56.9

In January 2002, we announced a three-part technology improvement plan to stabilize the operating system software in our gaming machines. As part of this technology improvement plan, we have pursued alternative strategies for each phase of the plan, including licensing technologies from third parties. For the short-term phase of the plan, our internally developed version of the operating system continues to successfully operate in casinos in jurisdictions where it has been installed. As a result, we determined not to use an alternative operating system, which was originally licensed, among other uses, to serve as a back up during the short-term phase of the plan. In fiscal 2003, we recorded a pre-tax charge of $2.8 million, or $1.7 million after-tax, to write off this license agreement obligation.

At June 30, 2005, we had guaranteed minimum payments related to technology alternatives aggregating $26.1 million, of which $16.1 million had been paid as advances and recorded as other assets in our balance sheet and $1.1 million had been recognized as expense. These amounts are included in the table above. If we determine that we will not realize the value of the guaranteed commitment for a particular licensed technology alternative, we will record an immediate charge against earnings at the time of such determination, of up to $25.0 million if all of the alternatives were to have no further value to us.

We had an agreement with IGT for the operation of SURVIVOR branded games on its wide-area progressive system. Under this agreement, we recorded our 50% proportionate share of revenues and costs from operating activities and all of the assets we owned and liabilities we incurred in connection with the operating activities in our consolidated financial statements under this agreement. In fiscal 2003, we expensed $0.4 million pre-tax related to an estimated impairment of the SURVIVOR intellectual property license and we recorded a pre-tax write down of approximately $1.1 million, to reduce the carrying value of SURVIVOR inventory to net realizable value. In January 2004, the remaining SURVIVOR WAP themed system was shut down. At both June 30, 2005 and 2004, the net remaining book value of SURVIVOR related inventory and intellectual property assets and commitments for both companies was approximately zero.

In fiscal 2003, we announced that we would allow our agreement with Stargames Corporation Pty Ltd., for exclusive North American distributorship rights to their RAPID ROULETTE table gaming product, to expire on June 30, 2003. As a result of the expiration of the agreement, we recorded a non-cash pre-tax charge of $3.4 million in fiscal 2003 to write down RAPID ROULETTE inventory to net realizable value and write-off distribution rights assets.

Note 13: Litigation

On October 2, 2003, La Societe de Loteries du Quebec (Loto-Quebec) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (VLC) in the Superior Court of the Province of Quebec, Quebec

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Spielo Manufacturing Inc., another manufacturer of VLTs, voluntarily intervened to support Loto-Quebec’s position. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class of 119,000 members is requesting damages totaling almost $700 million Canadian dollars, plus interest.

Note 14: Retirement Plans

We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5 percent of covered employees’ compensation as defined in the plan. Our expense for the defined contribution plans totaled $2.1 million, $1.6 million, and $1.0 million in fiscal 2005, 2004 and 2003, respectively.

We have two frozen defined benefit pension plans related to discontinued operations. Pension expense for these plans was not significant in the aggregate.

Note 15: Supplemental Disclosure Of Cash Flow Information and Summary of Non-Cash Investing and Financing Activities

	Year Ended June 30,
	2005	2004	2003
	(in millions)
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$1.4	$1.0	$0.3
Income tax refunds received	$0.1	$6.6	$9.6
Interest and dividend income received	$2.0	$2.6	$2.1
Interest paid	$3.2	$1.8	$—

Schedule of Non-Cash Investing Activities:
Gaming operations machines transferred to inventory	$2.3	$0.2	$2.3
Issuance of stock warrants to licensor	$—	$3.9	$—
Accrual of deferred licensing purchase obligation	$9.1	$—	$—

Schedule of Non-Cash Financing Activities:
Issuance of restricted stock	$9.1	$1.8	$0.3
Issuance of performance contingent restricted units	$4.1	$—	$—
Issuance of deferred stock units	$0.9	$—	$—
Write down of tax advance receivables from Midway under tax sharing and separation agreements	$—	$—	$4.0
Reversal of stock option benefits from Midway under tax sharing and separation agreements	$—	$—	$3.0
Return of restricted shares to treasury	$—	$—	$3.7

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $4.0 million tax advance receivable from Midway under tax sharing and separation agreements represents a cash advance accrued in June 2003 to this former subsidiary that was spun-off from WMS in 1998. The payment was made in July 2003 because WMS net operating loss carry-backs for pre-spin off years prevented Midway from realizing tax benefits of carrying back its post spin-off net operating losses to pre-spin-off years. The payment represents an adjustment to the spin-off value of Midway, which was treated as a tax-free dividend to WMS stockholders at the spin-off date. The write off was due to the uncertainty of the payback period from Midway of the amount advanced.

The $3.0 million reversal of stock option benefits relates to the exercise of WMS stock options by employees of our former subsidiary Midway Games in fiscal 2000 and 1999 subsequent to the Midway spin-off. Under the terms of the tax sharing agreement, due to Midway not receiving the full tax benefit of its post spin-off net operating losses caused by the provision in lieu benefits from the stock option exercises, the $3.0 million was paid by WMS to Midway in fiscal 2000.

On November 19, 2004, WMS and Midway terminated (1) the Tax Sharing Agreement; (2) the Tax Separation Agreement; (3) the Letter Agreement; and (4) the Settlement Agreement that were entered into in connection with Midway’s 1996 initial public offering and the 1998 distribution by WMS to its stockholders of its remaining Midway shares. Under the termination agreement, Midway paid WMS $1.5 million, and we recorded a pre and after-tax benefit in other income of $1.5 million.

Note 16: Hurricane Damage

In late August 2005 a devastating hurricane hit the gulf coast of Mississippi and Louisiana causing substantial damage to the Gulfport and Biloxi, Mississippi area, as well as New Orleans, Louisiana. This is a very dynamic situation and our concerns were first to determine the safety of our employees and their families, second to secure our Gulfport facility and third to execute our recovery plan for the recommencement of full operations. All of our employees are safe and we have established a fund to assist our employees impacted by the hurricane, and we made an initial $100,000 contribution to this fund. We are also accepting employee contributions to this fund.

Our Gulfport regional sales and distribution facility services both the states of Mississippi and Louisiana. Initial indications are that the building is structurally sound, although the building did sustain some damage which we need to further assess. We have secured the facility to the best of our ability given the circumstances. This facility monitors our Mississippi WAP operation and needs both power and telephone service to be restored in order to operate. We are working with local authorities to determine the timeframe when such services may be restored, but restoration of these services could take several months. We are also exploring alternatives for operating the Mississippi WAP.

We carry property insurance and business interruption insurance and are actively working with our insurance carriers on assessing our losses. The business interruption insurance covers a period of up to 365 days after we re-open our Gulfport facility. The insurance company claim assessors need to inspect our premises and the area in general as the next step in the insurance claim process, and the entire claim process is expected to take an extended period of time.

Initial indications are that the casinos in the Biloxi and Gulfport areas will need to be rebuilt and will not open for a protracted period of time. Some casinos may decide not to rebuild. Casinos in New Orleans may need major reconstruction and, given the devastation to the area, may be closed for months. Casinos outside of these areas may also need some restoration and some have not had electricity service restored, but others have reopened for business for the most part, although their business may be at lower than historical levels.

In fiscal 2005, we sold just over 1,000 new gaming machines to casinos in the Biloxi and Gulfport areas and in New Orleans and 2.4% of our installed base of participation games or 163 units were in these casinos

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when the hurricane struck. An additional 63 WAP gaming machines in casinos throughout Mississippi are currently impacted by the WAP monitoring room being inoperable. Total revenues from casinos in the Biloxi and Gulfport areas and casinos in New Orleans amounted to approximately $15.0 million or 4.0% of our total revenues in fiscal 2005.

Note 17: Quarterly Financial Information (unaudited)

Summarized quarterly financial information for fiscal 2005 and 2004 is as follows:

	Sept. 30 2004	Dec. 31 2004	Mar. 31 2005	June 30 2005
	(in millions, except per share amounts)
Fiscal 2005 Quarters
Revenues	$75.1	$94.0	$107.7	$111.6
Gross profit	38.7	46.2	54.3	56.8
Net income	2.4	3.9	7.2	7.7
Per share of common stock:
Basic:
Net income per share	$0.08	$0.13	$0.23	$0.25

Shares used	30.3	30.6	30.8	31.1

Diluted:
Net income per share	$0.08	$0.12	$0.21	$0.22

Shares used	31.0	37.6	37.5	37.8

	Sept. 30 2003	Dec. 31 2003	Mar. 31 2004	June 30 2004
	(in millions, except per share amounts)
Fiscal 2004 Quarters
Revenues	$46.7	$51.5	$63.8	$68.2
Gross profit	27.4	29.3	34.6	36.2
Net income (loss)	(1.9)	(0.4)	0.5	0.9
Per share of common stock:
Basic:
Net income (loss) per share	$(0.06)	$(0.01)	$0.02	$0.03

Shares used	29.3	29.5	29.9	30.1

Diluted:
Net income (loss) per share	$(0.06)	$(0.01)	$0.02	$0.03

Shares used	29.3	29.5	30.8	31.2

The June 2005 quarter includes $1.9 million of after-tax net inventory charges primarily reflecting the write down of legacy inventory to net realizable value.

The March 2005 quarter includes an after tax benefit in other income of $0.4 million from the license of certain intellectual property of a discontinued business and an after-tax charge of $0.7 million for employee separation costs. The March 2005 quarter also includes $1.0 million of after-tax net inventory charges primarily reflecting the write down of legacy inventory to net realizable value.

The December 2004 quarter includes a pre and after-tax benefit in other income of $1.5 million related to final settlement of tax advances with our former subsidiary, Midway Games.

The June 2004 quarter includes an after-tax benefit of $1.1 million, to adjust our effective tax rate for fiscal 2004 given our overall pre-tax loss and greater tax credits than originally anticipated.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2005, 2004 and 2003

Column A	Column B	Column C	Column D	Column E
	Balance at Beginning of Period	Additions	Charged to Other Accounts	Deductions for Amounts Written Off	Balance at End of Period
		Charged to Costs and Expenses
Allowance for receivables:
2005	$2,620,000	$263,000	$—	$395,000	$2,488,000
2004	$2,354,000	$266,000	$—	$—	$2,620,000
2003	$2,642,000	$—	$—	$288,000	$2,354,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of September, 2005.

WMS INDUSTRIES INC.

By:	/s/ BRIAN R. GAMACHE
Brian R. Gamache
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/s/ BRIAN R. GAMACHE Brian R. Gamache	President, Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2005

/s/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Chief Accounting Officer)	September 9, 2005

/s/ LOUIS J. NICASTRO Louis J. Nicastro	Chairman of the Board	September 9, 2005

/s/ NORMAN J. MENELL Norman J. Menell	Vice Chairman of the Board	September 9, 2005

/s/ HAROLD H. BACH JR. Harold H. Bach Jr.	Director	September 9, 2005

/s/ WILLIAM C. BARTHOLOMAY William C. Bartholomay	Director	September 9, 2005

/s/ NEIL D. NICASTRO Neil D. Nicastro	Director	September 9, 2005

/s/ HARVEY REICH Harvey Reich	Director	September 9, 2005

/s/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	September 9, 2005

/s/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	September 9, 2005

Exhibit Index

Exhibit	Description
10.29	Form of Stock Option Agreement under the WMS Industries 2005 Incentive Plan.

10.30	Form of Restricted Stock Agreement under the WMS Industries 2005 Incentive Plan.

10.31	Form of Equity-Based Performance Award Agreement under the WMS Industries 2005 Incentive Plan.

10.32	Form of Deferred Stock Unit Agreement under the WMS Industries 2005 Incentive Plan.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).