Form 10-Q
period 2005-09-30
WMS INDUSTRIES INC /DE/
filed 2005-11-08
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,672,658 shares of common stock, $.50 par value, were outstanding at November 3, 2005, excluding 692,545 shares held as treasury shares.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Millions of dollars and shares, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenues:
Product sales	$70.8	$53.4
Gaming operations	33.6	21.7

Total revenues	104.4	75.1
Costs and expenses:
Cost of product sales	41.5	31.8
Cost of gaming operations	8.5	4.6
Research and development	11.6	12.1
Selling and administrative	19.3	15.6
Depreciation and amortization	13.5	6.8

Total costs and expenses	94.4	70.9

Operating income	10.0	4.2
Interest expense	(1.1)	(1.0)
Interest income, other income and expense, net	0.5	0.6

Income before income taxes	9.4	3.8
Provision for income taxes	3.3	1.4

Net income	$6.1	$2.4

Basic net income per share of common stock	$0.19	$0.08

Diluted net income per share of common stock and common stock equivalents	$0.18	$0.08

Weighted-average common shares:
Basic common stock outstanding	31.4	30.3

Diluted common stock and common stock equivalents	37.9	31.0

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

	September 30, 2005	June 30, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35.8	$35.2
Restricted cash for progressive jackpots	6.1	3.5
Short-term investments	1.1	6.1

	43.0	44.8
Receivables, net of allowances of $2.5	93.7	89.2
Notes receivable, current portion	36.0	33.1
Inventories, at lower of cost (FIFO) or market:
Raw materials and work-in-process	60.4	71.6
Finished goods	34.2	32.7

	94.6	104.3
Other current assets	41.5	39.7

Total current assets	308.8	311.1
Gaming operations machines	143.1	133.1
Less accumulated depreciation	(89.2)	(78.7)

Gaming operations machines, net	53.9	54.4
Property, plant and equipment	96.2	90.9
Less accumulated depreciation	(39.5)	(37.5)

Property, plant and equipment, net	56.7	53.4
Other assets	60.2	59.5

Total assets	$479.6	$478.4

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except share amounts)

	September 30, 2005	June 30, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25.6	$31.4
Accrued compensation and related benefits	4.2	6.1
Other accrued liabilities	30.6	31.8

Total current liabilities	60.4	69.3
Deferred licensing purchase obligation	4.5	4.7
Deferred income tax liabilities	4.2	4.2
2.75% Convertible subordinated notes due 2010	115.0	115.0
Commitments and contingencies (see Notes 10 and 11)
Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (100,000,000 shares authorized and 32,365,203 shares issued)	16.2	16.2
Additional paid-in capital	217.2	225.0
Retained earnings	70.4	64.3
Accumulated other comprehensive income	0.8	0.6
Unearned compensation from restricted stock and performance contingent restricted units (294,848 shares and 120,368 units at June 30, 2005)	—	(11.5)
Treasury stock, at cost (692,545 shares at September 30, 2005 and 710,320 shares at June 30, 2005)	(9.1)	(9.4)

Total stockholders’ equity	295.5	285.2

Total liabilities and stockholders’ equity	$479.6	$478.4

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(Unaudited)

	Three Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6.1	$2.4
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	13.5	6.8
Deferred income taxes	3.3	1.4
Non-cash expenses	4.0	0.7
Decrease from changes in operating assets and liabilities	(14.5)	(32.9)

Net cash provided (used) by operating activities	12.4	(21.6)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5.4)	(1.5)
Additions to gaming operations machines	(11.9)	(8.8)
Net decrease (increase) in short-term investments	5.0	(0.2)
Investment and advances in other assets	(0.1)	(2.3)

Net cash used by investing activities	(12.4)	(12.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on exercise of common stock options	0.3	0.6
Tax benefit from exercise of stock options	0.1	0.1

Net cash provided by financing activities	0.4	0.7
EFFECT OF EXCHANGE RATES ON CASH	0.2	—
Increase (decrease) in cash and cash equivalents	0.6	(33.7)
Cash and cash equivalents at beginning of period	35.2	59.9

Cash and cash equivalents at end of period	$35.8	$26.2

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

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our consolidated financial statements, with no additional separate data maintained for product sales and gaming operations (other than the revenue and costs of revenues information included in the consolidated statement of income and cost of gaming machines and related accumulated depreciation included in the consolidated balance sheet).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Consolidation Policy

Our condensed consolidated financial statements include the accounts of WMS and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain prior period balances have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) revised FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123R). This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this Statement are effective as of the beginning of the annual reporting period that begins after June 15, 2005. We implemented this FASB on July 1, 2005 using the modified-prospective transition method. The impact of adopting this Statement was a pre-tax charge of $2.7 million or an after-tax decrease in net income of $0.05 per diluted share. Adoption of SFAS 123R for share-based payments also impacted our consolidated balance sheet as we reclassified $11.5 million of Unearned Compensation from Restricted Stock and Performance Contingent Restricted Units at June 30, 2005 to Additional Paid-in Capital as of July 1, 2005.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this Statement did not have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

In November 2004, the FASB issued Statement No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. This Statement clarifies the accounting for some circumstances in which items, such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this Statement did not have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

In December 2004, the FASB issued a FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provisions within the American Jobs Creation Act of 2004. FASB Staff Position 109-2 introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This Position is effective upon issuance and the impact was not significant to the Company’s consolidated results of operations, cash flows, or financial position.

3. EARNINGS PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations was (in millions, except per share amounts):

	Three Months Ended September 30, 2005
	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stock	$6.1	31.4	$0.19
Effect of dilutive securities:
- options	—	0.6	—
- warrants	—	—	—
- convertible notes	0.6	5.8	(0.01)
- restricted stock	—	0.1	—

Diluted earnings per share:
Net income applicable to common stock	$6.7	37.9	$0.18

	Three Months Ended September 30, 2004
	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stock	$2.4	30.3	$0.08
Effect of dilutive securities:
- options	—	0.6	—
- warrants	—	—	—
- convertible notes	—	—	—
- restricted stock	—	0.1	—

Diluted earnings per share:
Net income applicable to common stock	$2.4	31.0	$0.08

For the three-months ended September 30, 2004, if sufficient income had been earned, the total diluted shares outstanding would have assumed the conversion of our 2.75% convertible subordinated notes.

The following table describes the number of additional shares that would have been included in the total diluted shares outstanding assuming the hypothetical exercise of stock options and warrants under the treasury stock method and the conversion of our 2.75% convertible subordinated notes (in millions):

	Three Months Ended September 30,
	2005	2004
If WMS had recognized income in excess of $0.10 per share, respectively:
Common stock issuable upon conversion of the 2.75% convertible subordinated notes	not applicable	5.8
Excluded anti-dilutive common stock equivalents due to the grant price exceeding the market price for WMS common stock:
Stock options, performance contingent restricted stock and warrants	0.8	1.0

4. STOCK OPTION COMPENSATION AND EARNINGS PER SHARE

Prior to July 1, 2005, we elected to follow the intrinsic value based method prescribed by APB Opinion 25 to account for stock options granted to employees and directors, as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” Under APB No. 25, we did not recognize compensation expense upon the issuance of stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.

The following tables present a comparison of the actual September 2005 quarter reported net income, net income per share and compensation cost of restricted stock and options granted to employees to the pro forma amounts that would have been reported if compensation expense had been determined using the fair value method required by SFAS No. 123R for the period ended September 30, 2004 (in millions of dollars, except per share data):

	Three Months Ended September 30,
	2005	2004
	Actual	Pro forma
As Reported:
Net income	$6.1	$2.4

Income per share:
Basic	$0.19	$0.08
Diluted	$0.18	$0.08
Stock based employee compensation cost, net of related tax effects, included in the determination of net income	$2.3	$0.2

Actual and pro forma amounts, respectively if the fair value method had been applied to all stock compensation awards:
Actual and pro forma net income, respectively	$6.1	$—

Actual and pro forma net income per share, respectively:
Basic	$0.19	$—
Diluted	$0.18	$—
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income	$—	$2.6

The following weighted average assumptions were used to value the options in the periods indicated:

	Three Months Ended September 30,
	2005	2004
Risk-free interest rate	6.50%	4.75%
Expected life	6.25 years	6 years
Expected volatility	0.39	0.36
Expected dividend yield	0.0%	0.0%

At September 30, 2005 and 2004, the Company had approximately 4.4 million and 4.3 million stock options and warrants outstanding, respectively. The following summarizes the stock options exercised during the periods indicated (in millions except per share data):

	Three Months Ended September 30,
	2005	2004
Stock options exercised	0.1	0.1
Weighted average exercise price per share	$16.69	$23.14

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

	Three Months Ended September 30,
	2005	2004
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$0.3	$—
Income tax refunds received	—	—
Interest paid	1.6	1.6
Investment income received	0.2	0.4
Schedule of Non Cash Investing Activities:
Gaming operations machines transferred to inventory	0.1	0.6
Accretion of deferred licensing purchase obligation	0.2	—

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income consists of net income and foreign currency translation adjustments and totaled net income of $6.3 million and $2.4 million for the three months ended September 30, 2005 and 2004, respectively.

7. INTANGIBLE ASSETS

At September 30, 2005 and June 30, 2005 intangible assets were (in millions):

	September 30, 2005	June 30, 2005
Prepaid royalties and licensing advances	$70.0	$68.2
Accumulated amortization	(19.5)	(18.4)

	$50.5	$49.8

Goodwill and patent costs	$7.7	$6.7

At September 30, 2005 and June 30, 2005, both goodwill and external patents costs have no accumulated amortization. Once issued, patents will be amortized over four to seventeen years.

Prepaid royalties and licensing advances at September 30, 2005 and June 30, 2005 include both current and non-current asset balances. Amortization expense for prepaid royalties and licensing advances, which is charged to cost of product sales and cost of gaming operations, was $1.1 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively.

The estimated aggregate amortization expense at September 30, 2005 for each of the next five fiscal years is as follows (in millions):

2006	$2.1
2007	8.5
2008	16.0
2009	14.1
2010	9.8

$50.5

The estimated aggregate future intangible amortization as of September 30, 2005 does not reflect the significant commitments we have for future payments for royalties and licenses. See Note 10.

8. CONVERTIBLE SUBORDINATED NOTES AND LINE OF CREDIT

On October 4, 2005, we amended our unused line of credit for $50.0 million under a revolving credit agreement, due May 9, 2006, to increase the foreign exchange transaction and letter of credit sub-limit from $2.0 million to $5.0 million. We did not borrow any amounts on this line during the three-months ended September 30, 2005 or in fiscal 2005.

Our loan agreement requires that we maintain a minimum tangible net worth and certain financial ratio covenants, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At September 30, 2005, approximately $69.1 million is available for such distributions under the most restrictive of these covenants.

At September 30, 2005, we have $115 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year aggregating $3.2 million annually, which commenced on January 15, 2004. Conversion of 2.75% convertible subordinated notes into shares of common stock would reduce our annual interest expense. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock.

We have no maturities of debt or sinking fund requirements through July 15, 2010.

9. STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

Warrant Grant

In 2003, our Board of Directors, as part of the inducement to a licensor to extend their license agreement with us, approved a grant of 250,000 common stock purchase warrants valued at $3.9 million. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment. The warrants are non-cancelable and vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013.

10. COMMITMENTS AND CONTINGENCIES

We routinely enter into license agreements with others for the use of their intellectual properties in our products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guaranteed royalty payments as well as additional contingent payments based on future events. In the September 2005 quarter, we amended licensing agreements and entered into new licensing agreements, which increased our total potential royalty commitments. The total potential royalty commitments at September 30, 2005 increased to $117.0 million from $116.0 million at June 30, 2005. The total potential future royalty payments at September 30, 2005 decreased to $56.1 million from $56.9 million at June 30, 2005.

At September 30, 2005, we had total royalty commitments, advances and payments made and potential future royalty payments as follows (in millions):

	Guaranteed Minimums	Contingent Payments	Total Potential Payments
Total royalty commitments	$116.9	$0.1	$117.0
Advances and payments made	(60.9)	—	(60.9)

Future royalty payments	$56.0	$0.1	$56.1

Of the $60.9 million total advances and payments through September 30, 2005, $19.5 million has been charged to expense and the remaining $41.4 million is included in the September 30, 2005 balance sheet with $8.3 million in other current assets and $33.1 million in other assets. An additional $9.3 million of licenses is accrued at September 30, 2005 as other non-current assets and current and non-current deferred licensing purchase obligations.

As of September 30, 2005, we estimate that potential future royalty payments in each fiscal year will be as follows (in millions):

	At September 30, 2005
	Guaranteed Minimums	Contingent Payments	Total Potential Payments
Year Ended June 30,
2006	$10.1	$0.1	$10.2
2007	16.1	—	16.1
2008	14.4	—	14.4
2009	5.2	—	5.2
2010	5.1	—	5.1
Thereafter	5.1	—	5.1

Total	$56.0	$0.1	$56.1

As part of our technology improvement plan, we have licensed technology from third parties. At September 30, 2005, we had guaranteed minimum payments related to such technologies aggregating $26.1 million. Of the $16.1 million total advances and payments through September 30, 2005, $1.3 million has been charged to expense and the remaining $14.8 million is included in the September 30, 2005 balance sheet with $1.2 million in other current assets and $13.6 million in other non-current assets. These amounts are included in the table above. If we determine that we will not realize the value of a particular licensed technology, we will record an immediate charge against earnings at the time of such determination. If all of the contingent payments became due and all of the technologies were to have no further value to us, we would record a charge of up to $24.8 million.

11. LITIGATION

On October 2, 2003, La Societe de Loteries du Quebec (Loto-Quebec) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (VLC) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s video lottery terminals (VLTs), specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or reasonably estimate the range of possible loss, if any.

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

As used in this report on Form 10-Q, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. “Gaming operations,” as used throughout this report, includes the gaming machines that we lease based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered, called coin-in.

Overview

Our historical product sales strength has been in the multi-line, multi-coin video product line, which, together with our VLT product, accounted for substantially all of our new product sales for the past three fiscal years. An element of our strategy is to become a full service gaming device provider to casinos by developing and obtaining regulatory approval for four additional product lines:

•	mechanical reel gaming machines;

•	video poker games;

•	wide-area progressive (WAP) jackpot systems; and

•	local-area progressive (LAP) jackpot systems.

We believe these new product lines account for approximately 65% of the typical casino slot floor and represent a significant market share growth opportunity for us.

As we received regulatory approvals throughout fiscal 2004 for our new CPU-NXT computer circuit board and operating system, new Bluebird® cabinet and new games from each of the six North American gaming labs, our product sales revenues increased and this continued in fiscal 2005. In fiscal 2006, 2007 and 2008, with all of the approvals in hand for all of our product lines, we expect to grow our market share with our new product lines: mechanical reel, video poker, local-area progressive jackpot systems and wide-area progressive jackpot systems.

Technology Improvement Plan

In January 2002 we announced a three-part technology improvement plan. In the first phase of this plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 has been approved by all six of the North American gaming labs, and we were required to and completed an upgrade of our hopper game operating system to version 2.57 in four jurisdictions plus the casinos regulated by Gaming Laboratories International, Inc. (GLI). Other jurisdictions may require upgrades in the future. We are making version 2.57 available in other jurisdictions as an optional upgrade. GLI and Nevada approved version 2.59, our printer upgrade version, in calendar 2003. Nevada and GLI are currently the only jurisdictions that have required our printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and we have made version 2.59 available in other approved jurisdictions as an optional upgrade. The GLI lab tests product for all of the Native American casinos and the Midwest riverboat casinos where in the aggregate we believe about 50% of our legacy gaming devices are deployed.

We have completed the second phase of our technology improvement plan, which consisted of the development, approval and introduction of our new CPU-NXT computer circuit board and operating system for video-based games. The commercial version of the CPU-NXT operating system was approved by GLI in September 2003. We subsequently received regulatory approvals for CPU-NXT from the other five North American gaming labs.

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

Bluebird and CPU-NXT Commercialization

For our video product line, our focus in the near term is to refresh the remainder of our legacy installed base of video gaming devices in casinos through either replacement with new Bluebird video gaming devices or through CPU-NXT upgrade kits and to recapture video market share that we lost as we developed the first two phases of our technology improvement plan. We received the first approval from GLI for the marketable version of the Bluebird video cabinet at the end of November 2003. We have now received approvals for the Bluebird video cabinet from the other five North American gaming labs. Each jurisdictional approval of the CPU-NXT operating system has allowed us to submit new game themes designed for use with that system to the regulators for approval, which also enables us to sell and ship additional Bluebird units and CPU-NXT upgrade kits. We now have the approvals from all six North American gaming labs for hardware peripheral options, such as alternative coin handling, printing and bill accepting equipment.

Customer acceptance of Bluebird gaming devices and our new game themes continues to be very favorable. As of November 1, 2005 we had 10,500 open orders consisting of approximately 8,500 new Bluebird gaming devices and approximately 2,000 CPU-NXT upgrade units, which we expect to ship over the next four quarters. We expect order levels to continue at a strong pace as the Bluebird gaming devices and new game themes are generating strong average daily revenues for casinos, and we have all necessary regulatory approvals. We also expect strength in game conversion revenues over the next several quarters, as operators decide to refresh their Bluebird gaming devices with new video game themes and as we continue to deliver our CPU-NXT upgrade kits and printer upgrades.

Product Line Expansion Plan

In May 2004, we received Nevada Gaming Control Board and Nevada Gaming Commission approvals for our WAP system. We launched the product in Nevada in May 2004. We received GLI approval for our new WAP system also in May 2004 and launched the product in Native American casinos in June 2004. We received Colorado Gaming Commission approval of the WAP system in September 2004 and launched the product in Colorado casinos in September 2004. We received Mississippi Gaming Commission approval for our WAP system in January 2005. In March 2005, we received regulatory approval for a 90 day limited roll out of our WAP system from the New Jersey gaming regulators and received unlimited regulatory approval in July 2005. We began a field trial of the WAP product in Arizona casinos in July 2005 and received final approval in September 2005. The first WAP jackpot we launched was MONOPOLY™ Money™. In January 2005, we launched our second WAP jackpot titled A FISTFUL OF DOLLARS® featuring Clint Eastwood. Through September 30, 2005, 35 jackpot winners have won an aggregate of over $7.7 million in progressive jackpots.

The September 2005 quarter saw the launch of two important new product lines for WMS: our Jackpot Party Progressive™ games and our Hot Hot Penny™ premium-priced video penny game franchise. Jackpot Party Progressive is a LAP jackpot game with four levels of progressive jackpots. The games are generating a terrific response from customers and our open orders for incremental participation games include over 700 units for this exciting new product. In a further sign of the worldwide appeal of our new products, we executed an order for 60 Jackpot Party Progressive games for South African casinos. We expect to obtain approval and launch five local-area jackpot games in fiscal 2006. We have launched our new Hot Hot Penny video product with three new game themes. This product has performed very well in its initial installations and we look forward to continuing to fulfill high demand for this offering over the coming quarters.

In September 2004, we launched our new mechanical reel product line and operating system with six initial game themes under the Can’t Lose® brand name. We have received approvals from all six North American gaming labs for the mechanical reel-

spinning product and in most jurisdictions we now have over thirty-five game themes approved. We have received approvals for another three series of mechanical reel games under the Scroll Top®, Ring™ and Color Dotmation™ series brand names. We sold 889 mechanical reel games in the September 2005 quarter.

For our new poker product line, our first poker game, 3 WAY-ACTION®, was approved by GLI in June 2004, and we shipped our first game to customers in GLI territories in July 2004. We received approvals from the other key gaming labs in the September 2004 quarter. We received first regulatory approval of our second poker game, Reel’ Em In® Poker in September 2004. Another product we’re getting ready to launch is the first game using the WORLD SERIES OF POKER™ brand name. The first game is a multi-set of traditional poker products leveraging the WORLD SERIES OF POKER brand name and we expect approval for this game throughout the country in the next quarter. Both Harrah’s and WMS are evaluating the launch of the series when the second game is approved, which is expected in the March 2006 quarter. The second game features an exciting bonus feature where players participate in the final table of the WORLD SERIES OF POKER event.

Brand Licenses

We continue investing in future content and positioning WMS to drive industry innovation through the licensing of important brand name intellectual property rights.

During the September 2003 quarter, we extended our agreement with Hasbro, Inc. for the use of their MONOPOLY® brand through calendar year 2011. As a result of the extension, we intend to devote more development efforts to the MONOPOLY brand in the coming years. We currently have seven MONOPOLY WAP themes, including, MONOPOLY 5X Railroad™, MONOPOLY Fiery Sevens™, MONOPOLY Own It All®, MONOPOLY All In the Cards®, MONOPOLY 7’s™, MONOPOLY Wild Chance®, and MONOPOLY Corner the Market® in six jurisdictions, specifically Nevada, Native American, Colorado, Mississippi, Arizona and New Jersey. In fiscal 2005, we added other MONOPOLY non-linked games to our participation game portfolio, specifically Reel Riches® and Cash Flow™.

We introduced our second wide-area progressive jackpot series in January 2005, as A FISTFUL OF DOLLARS featuring Clint Eastwood with two new games Wanted™ and Wild Shot®. During the September 2005 quarter, we launched DIRTY HARRY™ branded games to refresh our A FISTFUL OF DOLLARS™ wide-area progressive link.

We license the HOLLYWOOD SQUARES® brand name from King World Productions. In the March 2004 quarter, we launched the fifth game in the HOLLYWOOD SQUARES themed series of non-linked participation games called Tour of Stars®, and in July 2004, we launched the sixth game in the series, Prize Spin®. Our seventh game in the series and our first HOLLYWOOD SQUARES themed participation game to be in our Bluebird cabinet, Premier Night®, received initial approval in the June 2005 quarter.

We introduced the first in our MEN IN BLACK™ series of non-linked participation games in our new Bluebird cabinet in June 2004. The second game in this series, Riches of the Universe, was launched in the March 2005 quarter. We have recently received approvals for the third game in the series, MEN IN BLACK Galactic Payback™, and launched the game in the September 2005 quarter.

We introduced MATCH GAME™ to launch our dual screen series in our new Bluebird cabinet in July 2004. We received approvals for PASSWORD™, the second game in the series, in the December 2004 quarter and approval for the third game SUPERMARKET SWEEP™ in March 2005. In fiscal 2005, we also received approvals for additional games to our dual screen series, including Kahuna Kash®, Reel ‘Em In, Big Bass Bucks®, Road to Riches™ and YOU BET YOUR LIFE™. In the September 2005 quarter, we received approval for Funhouse™, which we expect to launch in the December 2005 quarter.

In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL® that we are developing as a wide-area progressive game and expect first approval in the March 2006 quarter.

In April 2005, we licensed the WORLD SERIES OF POKER brand from Harrah’s Licensing Company. We received approval in September 2005 for our first video poker games based on this high profile brand, but Harrah’s has not yet launched the game. Both Harrah’s and WMS are evaluating the launch of the series when the second game is approved, which is expected in the March 2006 quarter.

Class II Gaming

In April 2004, we executed an agreement with Multimedia Games to expand and extend our relationship to address opportunities in Class II, Charitable Gaming and, in California, Tribal Instant Lottery Gaming venues. Through this agreement, Multimedia licenses WMS game themes, and we serve as Multimedia’s primary original equipment manufacturer of gaming cabinets. In August, 2005 we extended the agreement through March 31, 2007.

Pursuant to the terms of the agreement, we licensed to Multimedia our extensive game content library, including branded participation games, for exclusive placement (subject to our existing commitments) in Multimedia’s central determination system-based venues offering Class II, Washington State Class III, Charity, and C-TILG products. Multimedia agreed to purchase a specified minimum number of game licenses during the term of the agreement. Additionally, Multimedia agreed to purchase minimum quantities of new gaming cabinets for placement in the above noted markets in the form of either legacy cabinets or our Bluebird gaming cabinet, including slim-line versions of both cabinet styles.

CRITICAL ACCOUNTING POLICIES

During the quarter ended September 30, 2005, we made no changes in our critical accounting policies or in the application of those policies, as reported in our Annual Report on Form 10-K for the year ended June 30, 2005.

Allowances for slow-moving and obsolete inventories

The majority of our new game units now consist of Bluebird gaming devices, although we are selling new and used legacy devices internationally and to VLT customers. We periodically review our inventories to identify slow moving or obsolete conditions requiring appropriate adjustment to net realizable value. At September 30, 2005, our inventories included $20.9 million of legacy game raw materials and new and used finished goods, which compares to $23.2 million at June 30, 2005. We continue to support our customer’s installed base of legacy games and continue to review our legacy inventories for impairment.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines. Our obligations under these arrangements and under our convertible subordinated notes at September 30, 2005 were as follows (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations
Operating leases	$28.5	$3.2	$5.9	$5.2	$14.2
Royalty payments	56.0	10.1	30.5	10.3	5.1
Non-cancelable raw materials purchase orders	3.5	3.5	—	—	—
Convertible subordinated notes	115.0	—	—	115.0	—
Other, including guaranteed minimum employment agreements	8.7	7.5	1.2	—	—

Total	$211.7	$24.3	$37.6	$130.5	$19.3

The total potential royalty commitments made, including $0.1 million contingent upon future events, decreased from $56.9 million at June 30, 2005 to $56.1 million at September 30, 2005 primarily due to payments of $1.8 million during the three-months ended September 2005, partially offset by new and amended brand licensing agreements. Potential royalty commitments could continue to increase in the future as we enter into new brand licensing agreements.

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock and performance contingent restricted stock units to our employees, officers, directors and consultants and warrants to a licensor, and we have issued convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	September 30, 2005	June 30, 2005	Increase (Decrease)
(in millions)
Total cash, cash equivalents and short-term investments	$43.0	$44.8	$(1.8)
Total current assets	308.8	311.1	(2.3)
Total assets	479.6	478.4	1.2
Total current liabilities	60.4	69.3	(8.9)
Long-term debt	115.0	115.0	—
Stockholders’ equity	295.5	285.2	10.3
Net working capital	248.4	241.8	6.6

Our current sources of liquidity for the three-months ended September 30, 2005 were:

•	Existing cash, cash equivalents and short-term investments,

•	Our net income of $6.1 million plus $13.5 million of depreciation and amortization, $3.3 million of deferred income taxes and other non-cash expenses of $4.0 million, and

•	Proceeds from stock option exercises of $0.3 million, excluding related tax benefits

We believe that cash, cash equivalents and short-term investments of $43.0 million at September 30, 2005, inclusive of $6.1 million of restricted cash, and cash from operations, will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, the levels of inventories and receivables required in the operation of our business, and repurchases of common stock. For the remainder of fiscal 2006, we do not expect to be dependent on cash flow from operations and we do not expect to borrow any money under our revolving credit line. In fiscal 2007 and 2008, we expect cash flow from operations to increase as we grow market share in our new product lines: mechanical reel, poker, wide-area and local-area progressive systems. We do not believe we will need to raise additional capital in the short-term or long-term; however, we will assess market opportunities as they arise.

On October 4, 2005, we amended our unused line of credit for $50.0 million under a revolving credit agreement, due May 9, 2006, to increase the foreign exchange transaction and letter of credit sub-limit from $2.0 million to $5.0 million. We did not borrow any amounts on this line during the three-months ended September 30, 2005 or in fiscal 2005.

Our short-term investments primarily consisted of Auction Market Preferred Stocks stated at cost, which approximates market value. These investments generally have no fixed maturity date but most have dividend-reset dates every 49 days or longer. These investments can be liquidated under an auction process on the dividend-reset dates subject to a sufficient number of bids being submitted. Our policy is to invest cash with issuers that have high credit ratings and to limit the amount of credit exposure to any one issuer.

During the three-months ended September 30, 2005, our net working capital increased by $6.6 million. Cash, restricted cash and short-term investments decreased by $1.8 million in aggregate during the three-months ended September 30, 2005. Accounts and notes receivable increased by $7.4 million due to higher new unit shipments during the third month of the September 2005 quarter. Inventory at September 30, 2005 decreased by $9.7 million due to $11.2 million of lower levels of raw materials arising from the benefit of inventory controls implemented in the fourth quarter of 2005, partially offset by a $1.5 million increase in finished goods. Net royalty advances increased by $1.4 million due to new technology and brand license agreements we entered into or amended during the three-months ended September 30, 2005. Current liabilities decreased by $8.9 million due to lower accounts payable related to lower inventories, and lower compensation-related liabilities. We have not experienced significant bad debt expense in any of the periods presented. We expect to continue to invest in working capital through the remainder of fiscal 2006 and 2007.

We have $15.3 million of current and long-term net deferred tax assets on our balance sheet as of September 30, 2005, a net decrease of $3.2 million from June 30, 2005. These represent taxable temporary differences expected to reverse in fiscal 2006 and future years, and tax credits and tax operating losses generated in fiscal 2004 and prior fiscal years, that can be claimed on fiscal 2006 and future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. On this basis, we have not provided any additional valuation allowance from that provided at June 30, 2005 related to realizability of such assets as of September 30, 2005. However, such valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

We have no material commitments for capital expenditures at September 30, 2005. We purchased land and building near our Chicago technology campus in the September 2005 quarter, which we intend to use for future expansion starting in fiscal 2007. We are proceeding forward with an expansion of our Waukegan manufacturing facility, which we expect will cost between $8 million and $11 million. We utilize financing arrangements for operating leases of regional operational facilities and for some equipment. We have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. Our total potential royalty commitments, including payments contingent upon future events, increased from $116.0 million at June 30, 2005 to $116.9 million at September 30, 2005, of which $60.9 million has been paid and $9.3 million has been accrued at September 30, 2005. Please refer to the table under “Off-Balance Sheet Arrangements and Contractual Obligations” above and Note 10 to our Condensed Consolidated Financial Statements above.

At September 30, 2005, we have $115 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year aggregating $3.2 million annually, which commenced on January 15, 2004. Conversion of 2.75% convertible subordinated notes into shares of common stock would reduce our annual interest expense. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock.

Capital Resources

The following table summarizes our sources and uses of cash for the periods shown (in millions):

	Three Months Ended September 30,		Increase (Decrease)
	2005	2004
Cash provided (used) by:
Operating activities	$12.4	$(21.6)	$34.0
Investing activities	(12.4)	(12.8)	0.4
Financing activities	0.4	0.7	(0.3)
Effect of exchange rates on cash	0.2	—	0.2

Increase (decrease) in cash and cash equivalents	$0.6	$(33.7)	$34.3

Cash provided by operating activities was $12.4 million for the three-months ended September 30, 2005, as compared to cash used of $21.6 million for the three-months ended September 30, 2004. The $34.0 million increase in cash from operating activities resulted from several factors including an $18.4 million lower investment in operating assets and liabilities during the September 2005 quarter. In addition, net income and deferred income taxes for the three-months ended September 30, 2005 were $6.1 million and $3.3 million, respectively, providing $9.4 million of cash to operations compared to a $3.8 million of cash provided to operations in the three-months ended September 30, 2004. Depreciation and amortization expense provided $13.5 million of cash to operations for the three-months ended September 30, 2005, as compared to $6.8 million for the three-months ended September 30, 2004. Non-cash expenses, consisting of mostly share-based payment expense in both periods, increased to $4.0 million in the September 2005 quarter from $0.7 million in the September 2004 quarter mostly due to the $2.7 million impact of the required adoption of SFAS 123R effective July 1, 2005.

We anticipate cash to be provided by operations over the next twelve months, due to anticipated increases in revenues from higher new unit sales, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the increase in our revenues and the impact of share-based payment accounting which was adopted July 1, 2005. In addition, we expect in the remaining quarters of fiscal 2006 and fiscal 2007 that our cash invested in operating assets and liabilities will not continue to increase at the rate experienced in the three-months ended September 30, 2005.

Components of the $14.5 million and $32.9 million invested in operating assets and liabilities for the three-month periods ended September 30, 2005 and 2004, respectively, are as follows (in millions):

	Three Months Ended September 30,		Change
	2005	2004
Changes in Operating Assets and Liabilities:
Decrease (increase) in operating assets:
Accounts and notes receivable	$(7.4)	$(10.0)	$2.6
Raw material and finished goods inventories	9.7	(20.6)	30.3
All other operating assets	(7.9)	(4.4)	(3.5)
Increase (decrease) in operating liabilities:
Current liabilities	(8.9)	2.1	(11.0)

Net increase in operating assets and liabilities	$(14.5)	$(32.9)	$18.4

For the three-months ended September 30, 2005, the $7.4 million increase in accounts and notes receivable reflects an increasing trend in new unit sales, while inventories decreased $9.7 million as we made progress in lowering our inventory levels. The $7.9 million increase in all other operating assets was primarily due to: a $2.6 million increase in restricted cash; a $5.2 million increase in prepaid and other assets; and after consideration of the deferred tax provision, a $0.1 million increase in deferred tax assets during the three-months ended September 30, 2005. The decrease of current liabilities was due to lower accounts payable related to the decrease in inventories and lower accrued liabilities, including compensation related liabilities, primarily due to timing of month ends.

For the three months ended September 30, 2004, the $10.0 million increase in accounts and notes receivable reflects an increasing trend in new unit sales, while raw material and finished goods inventories increased $20.6 million as we prepared for an increased volume of business. The increase in all other operating assets is primarily due to $1.4 million of net royalty advances for new technology and brand license agreements entered into or amended during the current three months ended September 2004. The increase of current liabilities is due to higher accrued liabilities, including accrued royalties and compensation related liabilities.

Cash used by investing activities was $12.4 million and $12.8 million for the three-months ended September 30, 2005 and 2004, respectively. Cash used for the purchase of property, plant and equipment for the three-months ended September 30, 2005 was $5.4 million compared with $1.5 million for the comparable prior year period. We purchased land and a building near our technology campus in the September 2005 quarter and are currently planning the renovation of this space in fiscal 2007. In the fall of 2005, we began an expansion of our Waukegan manufacturing facility. However, on an overall capital expenditure basis, we do not anticipate any significant changes in the general trend of our capital expenditures for property, plant and equipment in the remainder of fiscal 2006, fiscal 2007, or fiscal 2008. Cash used for additions to gaming operation machines was $11.9 million and $8.8 million for the three-months ended September 30, 2005 and 2004, respectively. The current period investment in gaming operation machines was higher as we expanded the installed base of our participation games and refreshed our participation legacy games with replacements of new games in our new Bluebird cabinet. We expect this investment to continue to remain at high levels through the remainder of fiscal 2006, fiscal 2007, and 2008 as we roll out new participation games installed in our Bluebird cabinet and expand our installed base. Net cash of $5.0 million was provided from the redemption of short-term investments for the three-months ended September 30, 2005, compared to $0.2 million invested in such investments in the comparable prior year period. Cash used for investment and advances in other assets for the September 2005 quarter was $0.1 million compared with $2.3 million for the September 2004 quarter. Both periods reflect amounts paid for royalty advances for technology and brand license agreements and increases in patent and trademarks costs paid to third parties.

Cash provided by financing activities was $0.4 million for the three-months ended September 30, 2005 compared with cash provided of $0.7 million for the comparable prior year period. We received $0.3 million and $0.6 million from the exercise of stock options in the three-months ended September 30, 2005 and 2004, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

During the September 2005 quarter two hurricanes devastated the Gulf Coast of Louisiana and Mississippi, which affected the Company’s facilities and its customers’ facilities. We estimate that our September 2005 revenue would have been 4.6%, or $4.8 million, higher than our reported September 2005 quarter revenue of $104.4 million, without the impact of Hurricanes Katrina and Rita. The hurricane-related revenue loss resulted from the following items: a) the Company was unable to deliver orders for 238 new units, many of them premium-priced units, and was unable to install 49 incremental participation games that had been contracted for; b) lost revenues per day per machine from 251 participation games, including 45 wide-area progressive games, that continued to be inoperable at September 30, 2005; c) lost revenues from 107 non-linked participation games and 63 WAP games installed in casinos that were closed immediately after the hurricanes but re-opened before September 30, 2005; and d) lost parts sales and conversion revenues. In addition, play levels on the Company’s wide-area progressive system in Mississippi were lower in the balance of the quarter than pre-hurricane levels. Historically, our participation revenue per day in the Mississippi and Louisiana markets is over 40% higher than the Company’s overall average.

We carry both property and business interruption insurance. We expect damage to our leased facility in Gulfport to be covered by our property insurance, after the deductible. In October 2005, we received the first property insurance payment from the insurance company. We are assessing the usability of the inventory and participation gaming machines damaged in our Gulfport facility and any damaged items will be added to our property claim. We expect our Gulfport facility to open later this month.

In addition to the business interruption caused by the temporary closing of our Gulfport facility, we have additional business interruption coverage for any shortfall in profits during the 365 days following the re-opening of the Gulfport facility. We also carry a fixed amount of contingent business interruption insurance related to our assets at dependent premises, such as our customers’ casinos.

The property insurance carries a deductible that was expensed in the September 2005 quarter, as was our $100,000 contribution to our employee relief fund and other related expenses. There is no deductible for the business interruption insurance and this coverage began 48 hours after elected officials ordered the evacuation of the areas. Under the accounting rules for insurance recoveries, we did not record and will not record any business interruption recovery until we have an agreement with the claims adjustor as to the amount of the recovery. We believe that the impact of the expenses incurred and the estimate of lost anticipated revenues due to the hurricanes resulted in a $0.05 reduction in diluted earnings per share in the September 2005 quarter. We expect that for the balance of fiscal 2006 the hurricane-related impact will be in the range of $0.03 - $0.04 per diluted share per quarter, prior to recording any recovery of insurance proceeds.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2004

Revenues, Gross Margins and Key Performance Indicators (in millions, except unit data):

	Three Months Ended September 30,		Increase (Decrease)	% Change
	2005	2004
Product Sales:
New unit sales revenue	$59.4	$41.3	$18.1	43.8%
Parts, used games, conversions and OEM revenue	11.4	12.1	(0.7)	(5.8)

Total product sales revenue	$70.8	$53.4	$17.4	32.6

Total new units sold	5,255	4,220	1,035	24.5
Average sales price per new unit	$11,309	$9,793	$1,516	15.5
Total OEM units sold	1,100	250	850	340.0
Gross profit on product sales revenue	$29.3	$21.6	$7.7	35.6
Gross margin on product sales revenue	41.4%	40.4%	1.0%	2.5
Gaming Operations Revenues:
Participation revenue	$30.8	$16.1	$14.7	91.3
Royalties, VLT and other lease revenue	2.8	5.6	(2.8)	(50.0)

Total gaming operations revenue	$33.6	$21.7	$11.9	54.8

Average installed base	6,619	4,161	2,458	59.1
Installed base at period end	6,787	4,486	2,301	51.3
Net revenue per day per machine	$50.62	$41.95	$8.67	20.7
Gross profit on gaming operations revenue	$25.1	$17.1	$8.0	46.8
Gross margin on gaming operations revenue	74.7%	78.8%	-4.1%	(5.2)
Total Revenues	$104.4	$75.1	$29.3	39.0

Total Gross Profit	$54.4	$38.7	$15.7	40.6

Total Gross Margin	52.1%	51.5%	0.6%	1.2

The increase in total revenues for the September 2005 quarter compared to the September 2004 quarter was primarily due to $18.1 million in higher new gaming machine sales and a $14.7 million increase in participation revenue, partially offset by a $2.8 million decrease in royalties, VLT and other lease revenue and a $0.7 million decrease in parts, used games, conversions, and OEM revenues.

New unit sales increased by 24.5% to 5,255 units in the September 2005 quarter compared to the September 2004 quarter as we shipped our new Bluebird video gaming devices to additional jurisdictions and as we offered a higher number of new game themes. The average sales price per new unit increased 15.5%, as higher priced Bluebird units were a higher proportion of new unit sales during the September 2005 quarter coupled with increased sales of premium-priced product offerings. We expect continued growth in the average selling price over the next two quarters, as we implemented an 8% increase in the list price of Bluebird products worldwide effective October 1, 2005. In the September 2005 quarter, revenues from parts, used games, conversions and OEM decreased 5.8% compared to the prior year quarter due to a decrease in conversion kits as we shipped 2,610 conversion kits in the September 2005 quarter compared to 3,338 conversion kits in the September 2004 quarter. We shipped 1,100 OEM units in the September 2005 quarter compared to 250 units in the September 2004 quarter.

We expect growth in our installed base of participation games and average revenue per day of gaming operations in future quarters as we continue to roll out new participation games in Bluebird cabinets. The success of these games is accelerating our transition from games in legacy cabinets to new games in Bluebird cabinets. The installed base grew 2,301 units to 6,787 units at September 30, 2005 from September 30, 2004. Average revenue per day increased $8.67 from the prior year quarter to $50.62 per day for the September 2005 quarter. Gaming operations had lower royalty revenue in the September 2005 quarter compared to the September 2004 quarter, primarily due to decreased purchases or placement of WMS games by our licensees.

Total gross profit increased 41%, or $15.7 million, to $54.4 million for the September 2005 quarter from $38.7 million in the September 2004 quarter. The gross margin on product sales revenue was 41.4%, inclusive of $0.1 million of share-based payment expense for the September 2005 quarter compared to 40.4% in the corresponding period in 2004, reflecting the impact of our higher average sales price and the mix of products sold, partially offset by higher sales of lower-margin used games and OEM sales. Higher margin gaming operations revenues were 32.2% of total revenues in the September 2005 quarter, compared to 28.9% in the September 2004 quarter due to the increase of gaming operations revenue in the current year quarter. We continue to expect that in fiscal 2006, the gross margin on Bluebird gaming devices will approach the mid-40% range, as we attain the benefits from our strategic sourcing and value engineering initiatives and continue to achieve the benefits from leveling the production schedule throughout the quarter. Additionally, the recently implemented price increases and product enhancements are also expected to support margin growth. The gross profit margin on gaming operations was 74.7% and 78.8% for the September 2005 and 2004 quarters, respectively, with the September 2005 quarter reflecting a higher mix of lower margin WAP games and a lower amount of high-margin royalties earned from licensees.

Operating Expenses (in millions of dollars):

	Three Months Ended September 30,
	2005		2004
	$	As % of Revenue	$	As % of Revenue	Increase (Decrease)	% Change
Research and development	$11.6	11.1%	$12.1	16.1%	$(0.5)	-4.1%
Selling and administrative	19.3	18.5%	15.6	20.8%	3.7	23.7%
Depreciation and amortization	13.5	12.9%	6.8	9.0%	6.7	98.5%

Total Operating Expenses	$44.4	42.5%	$34.5	45.9%	$9.9	28.7%

Research and development expenses, inclusive of $0.8 million and $0.1 million of share-based payment expense in 2005 and 2004, respectively, decreased $0.5 million, or 4%, to $11.6 million in the September 2005 quarter compared to $12.1 million in the prior year period. The decrease in research and development costs from the September 2004 quarter is due to lower headcount from our February reduction in force and the May realignment of our research and development organization, partially offset by ongoing costs for technology development, higher regulatory approval costs for a greater number of new game themes and the higher share-based payment costs. We expect quarterly research and development expenses in fiscal 2006 to exceed those in the comparable prior year’s quarters.

Selling and administrative expenses, inclusive of $2.6 million and $0.3 million of share-based payment expense in 2005 and 2004, respectively, increased $3.7 million, or 24%, to $19.3 million in the September 2005 quarter compared to $15.6 million in the September 2004 quarter. These costs increased over the September 2004 quarter due to higher share-based payment costs and higher commissions based on substantially higher revenues. We expect selling and administrative expenses to exceed those in the comparable prior year’s quarters.

Fiscal 2006 first quarter depreciation and amortization expense increased $6.7 million to $13.5 million from the prior year quarter as the level of investment in new participation gaming devices in Bluebird cabinets for gaming operations has been at high levels for the past five quarters. The Company invested $11.9 million in gaming operations machines in the three months ended September 30, 2005 and at September 30, 2005, approximately 83% of our participation game installed base is in Bluebird cabinets. Investments in this area are expected to remain at higher levels through the end of calendar 2005 as we address the final stages of transition of our participation games from our legacy gaming devices to our new Bluebird cabinet. For the remaining three quarters of fiscal 2006, we expect that the level of investment in gaming operations equipment will continue to remain at high levels for the next several quarters due to the ongoing placement of new participation game themes, including WAP game themes, in our new Bluebird cabinet.

WMS generated $10.0 million in operating income in the fiscal 2006 first quarter, inclusive of $3.5 million of share-based payment expense including $2.7 million related to the required adoption of SFAS 123R effective July 1, 2005. This compares to operating income of $4.2 million, inclusive of $0.4 million of share-based payment expense in the September 2004 quarter. The improved operating performance in the fiscal 2005 first quarter resulted from a $15.7 million increase in gross profit and a $0.5 million decrease in research and development expenses, partially offset by a $3.7 million increase in selling and administrative expenses, and a $6.7 million increase in depreciation and amortization expense.

We incurred interest and issuance cost amortization expense of $1.1 million for the September 2005 quarter and $1.0 million for the September 2004 quarter primarily related to our 2.75% convertible subordinated notes. In addition, in the September 2005 quarter, we recorded $0.5 million of net other income including investment income earned on cash, cash equivalents and short-term investments, which amounted to $43.0 million at September 30, 2005. In the September 2004 quarter, interest expense was partially offset by $0.6 million of other income net including investment income earned on cash, cash equivalents and short-term investments which amounted to $83.0 million at September 30, 2004.

The provision for income taxes of $3.3 million, which is comprised of current and deferred taxes, is based on our annual estimated effective tax rate of 35.0%, due to the impact of the American Jobs Creation Act of 2004, extraterritorial income exclusions, non-deductible expenses and research and development tax credits in fiscal 2006. The 37.5% estimated effective income tax rate for the September 2004 quarter reflected a provision of $1.4 million against pre-tax income.

Net income was $6.1 million or $0.18 per diluted share for the September 2005 quarter compared to net income of $2.4 million, or $0.08 per diluted share, for the prior year quarter.

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

Factors which could cause our actual results to differ from expectations, include:

•	a delay or refusal by regulators to approve our new gaming platforms, cabinet designs, game themes and related hardware and software;

•	a failure to obtain and maintain our gaming licenses and regulatory approvals;

•	a decline in popularity or customer acceptance of our WAP or participation games;

•	failure to effectively operate our manufacturing processes and manage our inventory;

•	failure to timely introduce new games and products that achieve and maintain market acceptance;

•	reduced levels of play or weakened customer demand for our gaming machines as a result of declines in travel activity or customer capital expenditures;

•	a decrease in the desire of established casinos to upgrade gaming machines, resulting in a decline in the demand for replacement gaming machines;

•	uncertain timing for technology upgrades to gaming machines and related software;

•	a software anomaly or fraudulent manipulation by third parties of our gaming machines and software;

•	a failure to obtain the right to use, or an inability to adapt to the rapid development of new technologies; and

•	an infringement claim seeking to restrict our use of material technologies.

These factors and other factors that could cause our actual results to differ from expectations are more fully described under “Item 1. Business – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2005.

You are advised to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports filed with the Securities and Exchange Commission.

3 WAY ACTION is a trademark of Yehia Awada.

A FISTFUL OF DOLLARS is a registered trademark of Metro-Goldwyn-Mayer Studios Inc.

DIRTY HARRY™ & © Warner Bros. Entertainment Inc. (2005).

HOLLYWOOD SQUARES is a trademark of King World Productions Inc.

MATCH GAME and PASSWORD are trademarks of FremantleMedia Operations BV. ©2005 FremantleMedia North America, Inc. Licensed by FremantleMedia Licensing Worldwide.

MEN IN BLACK™ & ©2002 Columbia Pictures Industries, Inc.

MONOPOLY is a trademark of Hasbro Inc. ©2005 Hasbro. All rights reserved. Used with permission.

POWERBALL is a trademark of the Multi-State Lottery Association. Used with permission.

SUPERMARKET SWEEP is a trademark of Al Howard Productions, Inc.

WORLD SERIES OF POKER is a trademark of Harrah’s License Company, LLC. All rights reserved.

YOU BET YOUR LIFE™ & ©National Broadcasting Co., Inc.

5X Railroad, All In the Cards, Bluebird, Can’t Lose, Cash Flow, Color Dotmation, Corner the Market, CPU-NXT, Dancing Dolphins, Fiery Sevens, Galactic Payback, Hot Hot Penny, Jackpot Party Progressive, Kahuna Kash, Lighthouse Loot, Money, Own It All, Premier Night, Prize Spin, Reel ‘Em In, Reel ‘Em In Big Bass Bucks, Reel Riches, Riches of the Amazon, Ring, Road to Riches, Scroll Top, Tour of Stars, Treasures of the Acropolis, Wanted, Wild Chance and Wild Shot are trademarks or registered trademarks of WMS Gaming Inc. All rights reserved.

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

Equity Price Risk

As of September 30, 2005, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% with a fair value of $158.6 million due to the increase in the market value of our common stock underlying the conversion provisions. Using a discounted cash flow model, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $3.7 million, assuming our stock price is held constant. This change in fair value would have no effect on our cash flows or future results of operations. The fair value of our convertible fixed-rate debt will fluctuate with changes in the price of our common stock. Based on the number of shares underlying our convertible debt, we currently estimate that a 10% change in our stock price, assuming the prevailing market interest rates are held constant, would impact the fair value of our convertible fixed rate debt by approximately $17.9 million. This change in fair value would have no effect on our cash flows or future results of operations.

Foreign Currency Risk

During the quarter ended September 30, 2005, we had no changes in our foreign currency risk.

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

10.2	Letter Agreement dated as of August 9, 2005 between WMS and Brian R. Gamache incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.3	Letter Agreement dated as of August 9, 2005 between WMS and Orrin J. Edidin incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.4	Letter Agreement dated as of August 9, 2005 between WMS and Scott D. Schweinfurth incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.5	2005 Amended Revolving Note, dated October 4, 2005, made by WMS to LaSalle Bank National Association, incorporated by reference to WMS’s Current Report on Form 8-K filed October 5, 2005.

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

WMS INDUSTRIES INC.

Dated: November 8, 2005	By:	/s/ SCOTT D. SCHWEINFURTH
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

10.2	Letter Agreement dated as of August 9, 2005 between WMS and Brian R. Gamache incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.3	Letter Agreement dated as of August 9, 2005 between WMS and Orrin J. Edidin incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.4	Letter Agreement dated as of August 9, 2005 between WMS and Scott D. Schweinfurth incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.5	2005 Amended Revolving Note, dated October 4, 2005, made by WMS to LaSalle Bank National Association, incorporated by reference to WMS’s Current Report on Form 8-K filed October 5, 2005.

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