Form 10-Q
period 2005-12-31
WMS INDUSTRIES INC /DE/
filed 2006-02-08
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 1-8300

WMS INDUSTRIES INC.

(Exact name of registrant as specified in its Charter)

Delaware	36-2814522
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Northpoint Blvd., Waukegan, IL 60085

(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (847) 785-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,564,527 shares of common stock, $.50 par value, were outstanding at February 3, 2006, excluding 800,676 shares held as treasury shares.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED INCOME STATEMENTS

(Millions of dollars and shares, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenues:
Product sales	$77.5	$69.4	$148.3	$122.8
Gaming operations	35.9	24.6	69.5	46.3

Total revenues	113.4	94.0	217.8	169.1

Costs and expenses:
Cost of product sales	44.1	42.8	85.6	74.6
Cost of gaming operations	8.0	5.0	16.5	9.6
Research and development	12.2	13.5	23.8	25.6
Selling and administrative	22.9	19.3	42.2	34.9
Depreciation and amortization	13.0	8.7	26.5	15.5

Total costs and expenses	100.2	89.3	194.6	160.2

Operating income	13.2	4.7	23.2	8.9

Interest expense	(1.1)	(1.0)	(2.2)	(2.0)
Interest income, other income and expense, net	0.4	1.8	0.9	2.4

Income before income taxes	12.5	5.5	21.9	9.3

Provision for income taxes	4.5	1.6	7.8	3.0

Net income	$8.0	$3.9	$14.1	$6.3

Basic net income per share of common stock	$0.26	$0.13	$0.45	$0.21

Diluted net income per share of common stock and common stock equivalents	$0.23	$0.12	$0.40	$0.20

Weighted-average common shares:
Basic common stock outstanding	31.3	30.6	31.4	30.4

Diluted common stock and common stock equivalents	37.6	37.6	37.8	31.4

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$43.2	$35.2
Restricted cash for progressive jackpots	9.0	3.5
Short-term investments	—	6.1

	52.2	44.8

Accounts receivable, net of allowances of $2.7 and $2.5, respectively	88.1	77.0
Notes receivable, current portion	51.9	45.3
Inventories, at lower of cost (FIFO) or market:
Raw materials and work-in-process	56.5	71.6
Finished goods	32.8	32.7

	89.3	104.3

Other current assets	37.3	39.7

Total current assets	318.8	311.1

Gaming operations machines	154.8	133.1
Less accumulated depreciation	(97.4)	(78.7)

Gaming operations machines, net	57.4	54.4

Property, plant and equipment	97.7	90.9
Less accumulated depreciation	(41.5)	(37.5)

Property, plant and equipment, net	56.2	53.4

Other assets	58.9	59.5

Total assets	$491.3	$478.4

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars, except share amounts)

	December 31, 2005	June 30, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26.3	$31.4
Accrued compensation and related benefits	7.4	6.1
Other accrued liabilities	29.3	31.8

Total current liabilities	63.0	69.3

Deferred licensing purchase obligation	4.5	4.7
Deferred income tax liabilities	4.2	4.2
2.75% Convertible subordinated notes due 2010	115.0	115.0
Commitments and contingencies (see Notes 10 and 11)

Stockholders’ equity:
Preferred stock (5,000,000 shares authorized, none issued)	—	—
Common stock (100,000,000 shares authorized and 32,365,203 shares issued)	16.2	16.2
Additional paid-in capital	221.2	225.0
Retained earnings	78.4	64.3
Accumulated other comprehensive income	0.7	0.6
Unearned compensation from restricted stock and performance contingent restricted units (294,848 shares and 120,368 units at June 30, 2005)	—	(11.5)
Treasury stock, at cost (803,451 shares at December 31, 2005 and 710,320 shares at June 30, 2005)	(11.9)	(9.4)

Total stockholders’ equity	304.6	285.2

Total liabilities and stockholders’ equity	$491.3	$478.4

See notes to condensed consolidated financial statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(Unaudited)

	Six Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14.1	$6.3
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	26.5	15.5
Deferred income taxes	7.8	3.0
Non-cash expenses	8.2	1.6
Decrease from changes in operating assets and liabilities	(18.8)	(49.6)

Net cash provided (used) by operating activities	37.8	(23.2)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7.1)	(4.2)
Additions to gaming operations machines	(26.9)	(24.3)
Net decrease in short-term investments	6.1	9.5
Investment and advances in other assets	(0.1)	(3.7)

Net cash used by investing activities	(28.0)	(22.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on exercise of common stock options	1.0	6.8
Tax benefit from exercise of stock options	0.1	2.7
Purchases of treasury stock	(3.0)	—

Net cash provided by financing activities	(1.9)	9.5

EFFECT OF EXCHANGE RATES ON CASH	0.1	0.9

Increase (decrease) in cash and cash equivalents	8.0	(35.5)
Cash and cash equivalents at beginning of period	35.2	59.9

Cash and cash equivalents at end of period	$43.2	$24.4

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

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the quarter and six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our consolidated financial statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in the consolidated statement of income and cost of gaming machines and related accumulated depreciation included in the consolidated balance sheet).

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

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Restricted cash of $9.0 million at December 31, 2005 and $3.5 million at June 30, 2005 is required for funding wide-area progressive or WAP, systems jackpot payments.

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

In fiscal 2004, we introduced our new Bluebird® cabinet and CPU-NXT® gaming platform, and this has accelerated the obsolescence of existing legacy product lines. Some customers have traded in their legacy gaming machines when they purchased a new Bluebird gaming machine. We either sell these trade-ins as-is or renovate the legacy gaming machines before resale. We also have legacy parts inventory, which we use for renovating the trade-in gaming machines, producing new legacy gaming machines including OEM arrangements with Multimedia Games (MGAM), or selling such parts to casinos and others through our spare parts business. An active market exists mostly outside of North America for used games. We continue to support our customers’ installed base of legacy gaming machines and continue to review our legacy inventories for impairment.

At December 31, 2005, our inventories included $19.4 million of legacy product including $10.4 million of legacy raw materials and $9.0 million of new and used legacy finished goods. This compares to a total of $23.2 million at June 30, 2005 and $33.2 million at June 30, 2004. Demand for Bluebird product continues to exceed our expectations. While this higher demand is a positive development for our long-term growth, it has accelerated the transition from our legacy product line. In response to this, we took steps to address the most challenging components of the legacy inventory, including selling older model used games and used units configured with undesirable laminate colors, as well as selling back to suppliers excess quantities of certain legacy raw materials.

Freight-out and Warehousing Costs

Freight-out and warehousing costs are included in cost of product sales in the income statement. Freight-out costs for gaming operations machines are capitalized and depreciated over the useful life of the related asset.

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

The ongoing implementation costs of our Oracle ERP system incurred during the preliminary project stages are expensed; costs incurred during the application development stages are being capitalized and costs incurred during the post-implementation/operation stages are being expensed. Due to the extensive use of external consultants to minimize the burden on our internal staffing, internal resources used during the application development phases are limited, and we have not capitalized internal costs.

Long-Lived Assets

Property, plant and equipment and gaming operations machines are stated at cost and depreciated using the straight-line method over their estimated useful lives. Significant replacements and improvements are capitalized. Other maintenance and repairs are expensed. The annual provision for depreciation has been computed in accordance with the following ranges of asset lives: buildings and improvements - 10 to 40 years; leasehold improvements over the lease term; machinery and equipment - three to eight years, gaming operations base machines - two to three years, gaming operations top boxes over one year and furniture and fixtures - 10 years.

We review the carrying amount of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When an impairment loss is to be recognized for an asset, it is measured by comparing the carrying value to the fair value. Fair value is generally measured as the present value of estimated future cash flows.

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

Revenue Recognition

Product Sales

We record revenue on product sales, net of rebates, discounts, and allowances, when:

•	persuasive evidence of an agreement exists,

•	the sales price is fixed or determinable,

•	the product is delivered and

•	collectibility is reasonably assured.

We sell gaming machines through credit terms of 90 days or less or with credit terms that may extend up to two years under contracts of sale, usually secured by the related equipment, with interest recognized at market rates. Revenues are reported net of incentive rebates or discounts.

When multiple product deliverables are included under a sales contract, in accordance with EITF 00-21, Revenue Arrangements with Multiple Deliverables, we allocate revenue to each unit of accounting based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. The Company allocates revenue to each unit of accounting based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold.

The Company recognizes revenue when the product is delivered and defers revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

•	each item has value to the customer on a stand alone basis;

•	we have objective and reliable evidence of the fair value of the undelivered items; and

•	delivery of any undelivered item is considered probable and substantially in our control.

If the Company cannot objectively determine the fair value of any undelivered units of accounting included in the arrangement, all revenues are deferred until all of the items are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered units of accounting.

Our services for initial installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the product is delivered. If the installation of the product is not considered inconsequential and perfunctory, then we would defer revenue recognition until the installation is complete.

Gaming Operations

Gaming operations revenues under operating-type lease agreements are estimated and recognized as earned when collectibility is reasonably assured.

For WAP leasing agreements revenues are recognized based upon a percentage of amounts wagered, which is the difference between coins and currency deposited into the machines and payments to customers, called coin-in, on each gaming machine and are recognized as earned when collectibility is reasonably assured. WAP systems entail a configuration of numerous electronically linked slot machines located in multiple casino properties, connecting to a WMS central computer system via a network of communications equipment. WAP system games differ from stand alone units in that they build a progressive jackpot with every wager until a player hits the top award winning combination. WAP contribution revenues are recognized based on a percentage of coin-in generated by the game. Participating casinos pay a percentage of the coin-in directly to WMS for services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems and to administer the progressive jackpot funding.

In fiscal 2005, we began offering local-area jackpot systems and we believe demand will increase for games linked to our local-area progressive jackpot system. A local-area progressive jackpot (LAP) system links gaming devices within a single casino to a progressive jackpot for that specific casino; whereas a wide-area progressive jackpot system links gaming machines in multiple casinos to a progressive jackpot for multiple casinos within a gaming jurisdiction. We also offer gaming machines that are not linked to a progressive jackpot system that we call stand-alone games. Stand-alone and local–area progressive participation lease agreements are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee.

Casino-owned daily fee games lease agreements are for a fixed daily fee per day. Casino-owned daily fee games are games for which we sell the base gaming machine to the casino at a normal sales price and earn a normal product sales gross profit and then earn a lower ongoing daily fee from leasing the top box and game theme to the casino.

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

WAP Jackpot Liabilities and Expenses

We record a WAP jackpot liability based on the actual volume of coin-in or slot play plus the initial progressive meter liability, or reset, on each system in each jurisdiction. We defer WAP jackpot expense for the initial progressive meter liability, or reset, on each WAP jackpot linked system, which is subsequently amortized to jackpot expense as the revenues are generated from the coin-in or slot play. Our jackpot liabilities totaled $4.0 million at December 31, 2005, and $1.8 million at June 30, 2005. To fund our jackpot liabilities, we maintain restricted cash and investments aggregating $9.0 million at December 31, 2005 and $3.5 million at June 30, 2005.

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

Recent Accounting Pronouncements

FSP FAS13-1

In October 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS13-1, Accounting for Rental Costs Incurred during a Construction Period, stipulating that rental costs associated with operating leases should be: (a) recognized as rental expense, (b) included in income from continuing operations, and (c) allocated over the lease term according to guidance in FAS 13, Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases. FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. We anticipate that adoption of this Statement will not have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

FSP FAS143-1

In June 2005, the FASB issued FSP FAS143-1, Accounting for Electronic Equipment Waste Obligations, to address accounting for obligations associated with the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The Directive, enacted in 2003, requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery, and environmentally sound disposal of electrical and electronic waste equipment. The Directive distinguishes between products put on the market after August 13, 2005 as new waste and before that date as historical waste. FSP FAS143-1 only addresses accounting for historical waste and is required to be applied the later of the first reporting period ending after June 8, 2005 or the date of adoption of the law by the applicable European Union member country. We anticipate that adoption of this Statement will not have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

FIN 47

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FAS 143. FIN 47 requires recognition of a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. When sufficient information exists, uncertainty about the amount and/or timing of future settlement should be factored into the liability measurement. The interpretation is effective for the end of fiscal years ending after December 15, 2005. The adoption of this Statement will not have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

SFAS 123R

In December 2004, the FASB revised SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123R), to address accounting for transactions in which an entity obtains employee services in share-based payment transactions. The provisions of this Statement are effective as of the beginning of the annual reporting period that begins after June 15, 2005. We implemented this SFAS on July 1, 2005 using the modified-prospective transition method. The impact of adopting this Statement was a pre-tax charge of $3.0 million and $5.8 million or an after-tax decrease in net income of $0.06 and $0.12 per diluted share for the three and six month periods ending December 31, 2005, respectively. Adoption of SFAS 123R for share-based payments also impacted our consolidated balance sheet as we reclassified $11.5 million of Unearned Compensation from Restricted Stock and Performance Contingent Restricted Units at June 30, 2005 to Additional Paid-in Capital as of July 1, 2005.

SFAS 151

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4, clarifying the accounting for some circumstances in which items, such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this Statement did not have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions, stipulating the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this Statement did not have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

SFAS 154

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, requiring retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect correction of errors made. SFAS 154 is effective for accounting charges and corrections of errors made in fiscal years beginning after December 15, 2005. We anticipate that adoption of this Statement will not have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

3. EARNINGS (LOSS) PER SHARE

The reconciliation of the numerators and denominators of the basic and diluted earnings per share was

(in millions, except per share amounts):

	Three Months Ended December 31, 2005			Six Months Ended December 31, 2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stock	$8.0	31.3	$0.26	$14.1	31.4	$0.45
Effect of dilutive securities:
- options	—	0.4	(0.01)	—	0.5	(0.01)
- warrants	—	—	—	—	—	—
- convertible notes	0.6	5.8	(0.02)	1.2	5.8	(0.04)
- restricted stock	—	0.1	—	—	0.1	—

Diluted earnings per share:
Net income applicable to common stock	$8.6	37.6	$0.23	$15.3	37.8	$0.40

	Three Months Ended December 31, 2004			Six Months Ended December 31, 2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic earnings per share:
Net income applicable to common stock	$3.9	30.6	$0.13	$6.3	30.4	$0.21
Effect of dilutive securities:
- options	—	1.1	—	—	0.9	(0.01)
- warrants	—	—	—	—	—	—
- convertible notes	0.6	5.8	(0.01)	—	—	—
- restricted stock	—	0.1	—	—	0.1	—

Diluted earnings per share:
Net income applicable to common stock	$4.5	37.6	$0.12	$6.3	31.4	$0.20

For the six months ended December 31, 2004, if sufficient income had been earned, the total diluted shares outstanding would have assumed the conversion of our 2.75% convertible subordinated notes.

The following table describes the number of additional shares that would have been included in the total diluted shares outstanding assuming the hypothetical exercise of stock options and warrants under the treasury stock method and the conversion of our 2.75% convertible subordinated notes (in millions):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
If WMS had recognized income in excess of $0.10 and $0.20 per share, respectively:

Common stock issuable upon conversion of the 2.75% convertible subordinated notes	not applicable	not applicable	not applicable	5.8

Excluded anti-dilutive common stock equivalents due to the grant price exceeding the market price for WMS common stock:

Stock options, restricted stock and warrants	2.6	0.6	2.1	0.8

4. STOCK OPTION COMPENSATION AND EARNINGS PER SHARE

Prior to July 1, 2005, we elected to follow the intrinsic value based method prescribed by APB Opinion 25 to account for stock options granted to employees and directors, as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” Under APB No. 25, we did not recognize compensation expense upon the issuance of stock options because the option terms were fixed and the exercise price equals the market price of the underlying stock on the grant date. After July 1, 2005, we now recognize compensation expense for stock options determined using the fair value method in accordance with SFAS 123R.

The following tables present a comparison of the actual three and six months ended December 31, 2005 and 2004 reported net income, net income per share and compensation cost of restricted stock and options granted to employees to the pro forma amounts that would have been reported if compensation expense had been determined using the fair value method required by SFAS No. 123R for the periods ended December 31, 2004 (in millions of dollars, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
	Actual	Pro forma/ Actual	Actual	Pro forma/ Actual
As Reported:
Net income	$8.0	$3.9	$14.1	$6.3

Income per share:
Basic	$0.26	$0.13	$0.45	$0.21
Diluted	$0.23	$0.12	$0.40	$0.20

Stock based employee compensation cost, net of related tax effects, included in the determination of net income	$2.5	$0.4	$4.7	$0.6

Actual and pro forma amounts if the fair value method had been applied to all stock compensation awards:
Actual and pro forma net income	$8.0	$2.5	$14.1	$2.3

Actual and pro forma net income per share:
Basic	$0.26	$0.08	$0.45	$0.07
Diluted	$0.23	$0.08	$0.40	$0.07

Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income	$2.5	$1.8	$4.7	$4.6

The following weighted average assumptions were used to value the options in the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Risk-free interest rate	7.00%	4.75%	6.75%	4.75%
Expected life	6.25 years	6 years	6.25 years	6 years
Expected volatility	0.39	0.36	0.39	0.36
Expected dividend yield	—	—	—	—

At December 31, 2005 and 2004, the Company had approximately 4.5 million and 4.4 million stock options and warrants outstanding, respectively. The following summarizes the stock options exercised during the periods indicated (in millions except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Stock options exercised	0.1	0.4	0.1	0.5
Weighted average exercise price per share	$19.08	$14.22	$17.65	$14.35

5. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (in millions)

	Six Months Ended December 31,
	2005	2004
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$1.5	$—
Income tax refunds received	—	0.1
Interest paid	1.6	1.6
Investment income received	0.6	0.7

Schedule of Non Cash Investing Activities:
Gaming operations machines transferred to inventory	1.3	0.5
Accretion of deferred licensing purchase obligation	0.3	—

6. COMPREHENSIVE INCOME

Comprehensive income consists of net income and foreign currency translation adjustments and totaled net income of $7.9 million and $4.9 million for the three months ended December 31, 2005 and 2004, respectively, and totaled net income of $14.2 million and $7.3 million for the six months ended December 31, 2005 and 2004, respectively.

7. INTANGIBLE ASSETS

At December 31, 2005 and June 30, 2005 intangible assets were (in millions):

	December 31, 2005	June 30, 2005
Prepaid royalties and licensing advances	$70.9	$68.2
Accumulated amortization	(21.1)	(18.4)

	$49.8	$49.8

Goodwill and patents costs	$8.6	$6.7

At December 31, 2005 and June 30, 2005, both goodwill and external patents costs have no accumulated amortization. Once issued, patents will be amortized over four to seventeen years.

Prepaid royalties and licensing advances at December 31, 2005 and June 30, 2005 include both current and non-current asset balances. Amortization expense for prepaid royalties and licensing advances, which is charged to cost of product sales and cost of gaming operations, was $1.6 million and $1.4 million for the three months ended December 31, 2005 and 2004, respectively, and $2.7 million and $2.0 million for the six months ended December 31, 2005 and 2004, respectively.

The estimated aggregate amortization expense at December 31, 2005 for each of the next five years is as follows (in millions):

2006	$8.8
2007	16.5
2008	13.9
2009	2.3
2010	8.3

$49.8

The estimated aggregate future intangible amortization as of December 31, 2005 does not reflect the significant commitments we have for future payments for royalties and licenses. See Note 10.

8. CONVERTIBLE SUBORDINATED NOTES AND LINE OF CREDIT

On October 4, 2005, we amended our unused line of credit for $50.0 million under a revolving credit agreement, due May 9, 2006, to increase the foreign exchange transaction and letter of credit sub-limit from $2.0 million to $5.0 million. We did not borrow any amounts on this line during the six months ended December 31, 2005 or in fiscal 2005.

Our loan agreement requires that we maintain a minimum tangible net worth and certain financial ratio covenants, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At December 31, 2005, approximately $78.2 million is available for such distributions under the most restrictive of these covenants.

At December 31, 2005, we have $115 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year aggregating $3.2 million annually, which commenced on January 15, 2004. Conversion of 2.75% convertible subordinated notes into shares of common stock would reduce our annual interest expense. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

We have no maturities of debt or sinking fund requirements through July 15, 2010.

9. STOCKHOLDERS’ EQUITY

Common Stock Repurchase Program

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the three-months ended December 31, 2005 we purchased 122,800 shares of our common stock for an aggregate price of $3.0 million at an average price of $23.33 per share.

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

10. COMMITMENTS AND CONTINGENCIES

We routinely enter into license agreements with others for the use of their intellectual properties in our products. These agreements generally provide for royalty advances when the agreements are signed, and provide for minimum guaranteed royalty payments as well as additional contingent payments based on future events. In the December 2005 quarter, we amended licensing agreements and entered into new licensing agreements, which increased our total potential royalty commitments. The total potential royalty commitments at December 31, 2005 increased to $117.2 million from $116.0 million at June 30, 2005. The total potential future royalty payments at December 31, 2005 decreased to $55.4 million from $56.9 million at June 30, 2005.

At December 31, 2005, we had total royalty commitments, advances and payments made and potential future royalty payments as follows (in millions):

	At December 31, 2005
	Guaranteed Minimums	Contingent Payments	Total Potential Payments
Total royalty commitments	$117.1	$0.1	$117.2
Advances/payments made	(61.8)	—	(61.8)

Future royalty payments	$55.3	$0.1	$55.4

Of the $61.8 million total advances and payments through December 31, 2005, $21.1 million has been charged to expense and the remaining $40.7 million is included in the December 31, 2005 balance sheet with $8.8 million in other current assets and $31.9 million in other assets. An additional $9.4 million of licenses is accrued at December 31, 2005 as other non-current assets and current and non-current deferred licensing purchase obligations.

As of December 31, 2005, we estimate that potential future royalty payments in each fiscal year will be as follows (in millions):

	At December 31, 2005
	Guaranteed Minimums	Contingent Payments	Total Potential Payments
Year Ended June 30,

2006	$8.5	$0.1	$8.6
2007	16.4	—	16.4
2008	14.7	—	14.7
2009	5.5	—	5.5
2010	5.1	—	5.1
Thereafter	5.1	—	5.1

Total	$55.3	$0.1	$55.4

As part of our technology improvement plan, we have licensed technologies from third parties. At December 31, 2005, we had guaranteed minimum payments related to such technologies aggregating $26.1 million. Of the $16.1 million total advances and payments through December 31, 2005, $1.5 million has been charged to expense and the remaining $14.6 million is included in the December 31, 2005 balance sheet with $1.3 million in other current assets and $13.3 million in other non-current assets. These amounts are included in the table above. If we determine that we will not realize the value of a particular licensed technology, we will record an immediate charge against earnings at the time of such determination. If all of the contingent payments became due and all of the technologies were to have no further value to us, we would record a charge of up to $24.6 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report on Form 10-Q, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. “Gaming operations,” as used throughout this report, includes wide-area and local area progressive games, stand-alone games and casino-owned games, which we lease based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered, called coin-in.

Overview

Our historical product sales strength has been in the multi-line, multi-coin video product line, which, together with our VLT product, accounted for the majority of all of our new product unit sales for the past three fiscal years. An element of our strategy is to become a full service gaming machine provider to casinos by developing and obtaining regulatory approval for four additional product lines:

•	mechanical reel gaming machines;

•	video poker games;

•	wide-area progressive (WAP) jackpot systems; and

•	local-area progressive (LAP) jackpot systems.

We believe these new product lines account for approximately 65% of the typical casino slot floor and represent a significant market share growth opportunity for us.

As we received regulatory approvals throughout fiscal 2004 for our new CPU-NXT computer circuit board and operating system, new Bluebird cabinet and new games from each of the six North American gaming labs, our product sales revenues increased and this continued in fiscal 2005. In fiscal 2006, 2007 and 2008, with all of the approvals in place for all of our product lines, we expect to grow our market share with our new product lines: mechanical reel, video poker, local-area progressive jackpot systems and wide-area progressive jackpot systems.

Technology Improvement Plan

In January 2002 we announced a three-part technology improvement plan. In the first phase of this plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 has been approved by all six of the North American gaming labs, and we were required to and completed an upgrade of our hopper game operating system to version 2.57 in four jurisdictions plus the casinos regulated by Gaming Laboratories International, Inc. (GLI). Other jurisdictions may require upgrades in the future. We are making version 2.57 available in other jurisdictions as an optional upgrade. GLI and Nevada approved version 2.59, our printer upgrade version, in calendar 2003. Nevada and GLI are currently the only jurisdictions that have required our printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and we have made version 2.59 available in other approved jurisdictions as an optional upgrade. The GLI lab tests product for all of the Native American casinos and the Midwest riverboat casinos where, in the aggregate, we believe about 50% of our remaining legacy gaming machines are deployed.

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

In the third phase of the technology improvement plan, we are evaluating specifications and requirements for an even more advanced gaming system. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate more resources to this longer-term effort. In June 2005, we entered into a wide-ranging technology transfer agreement with Cyberscan Technology Inc. (d/b/a Cyberview Technology) to acquire new technology capabilities. Cyberview designs and develops server-based game download and gaming systems and related player stations and equipment. Cyberview will be paid total cash consideration of $15 million over two years, including $5.0 million paid during fiscal 2005, for the agreement, and WMS has been granted certain rights of first refusal relating to the 45% of the common shares of Cyberscan Technology held by Cyberview’s principal stockholders. We have also entered into a five-year agreement to license certain of our game content to Cyberview for use in lottery markets and certain other non-casino markets outside of North America in exchange for ongoing royalties.

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

Customer acceptance of Bluebird gaming machines and our new game themes continues to be very favorable. As of February 1, 2006 we had 9,600 open orders consisting of approximately 7,300 new Bluebird gaming machines and approximately 2,300 CPU-NXT upgrade units, which we expect to ship over the next four quarters. We expect order levels to continue at a strong pace as the Bluebird gaming machines and new game themes are generating strong average daily revenues for casinos, and we have all necessary regulatory approvals. We also expect strength in game conversion revenues over the next several quarters, as operators decide to refresh their Bluebird gaming machines with new game themes and as we continue to deliver our CPU-NXT upgrade kits and printer upgrades.

Product Line Expansion Plan

In May 2004, we received Nevada Gaming Control Board and Nevada Gaming Commission approvals for our WAP system. We launched the product in Nevada in May 2004. We received GLI approval for our new WAP system also in May 2004 and launched the product in Native American casinos in June 2004. We received Colorado Gaming Commission approval of the WAP system in September 2004 and launched the product in Colorado casinos in September 2004. We received Mississippi Gaming Commission approval for our WAP system in January 2005. In March 2005, we received regulatory approval for a 90 day limited roll out of our WAP system from the New Jersey gaming regulators and received unlimited regulatory approval in July 2005. We began a field trial of the WAP product in Arizona casinos in July 2005 and received final approval in September 2005. The first WAP jackpot we launched was MONOPOLY™ Money™. In January 2005, we launched our second WAP jackpot titled A FISTFUL OF DOLLARS® featuring Clint Eastwood. Through December 31, 2005, 39 jackpot winners have won an aggregate of over $9.4 million in progressive jackpots. At December 31, 2005, we had 1,136 WAP gaming machines installed in casinos, up from 260 at December 31, 2004.

The December 2005 quarter was benefited by the success of two important new product lines for WMS: our Jackpot Party® Progressive™ games and our Hot Hot Penny™ premium-priced video penny game franchise. Jackpot Party Progressive is our first LAP jackpot game and contains four levels of progressive jackpots. We launched this new LAP product in the September 2005 quarter. The games are generating a terrific response from customers and 971 were included on our installed base of participation games at December 31, 2005. Our open orders for incremental participation games include over 500 units for this exciting new product. In a further sign of the worldwide appeal of our new products, we began delivering Jackpot Party Progressive games for one customer in South Africa in January 2006. We launched our new Hot Hot Penny video product with three new game themes and shipped 1,100 games by December 31, 2005. This product has performed very well in its initial installations and we look forward to continuing to fulfill high demand for this offering over the coming quarters.

In September 2004, we launched our new mechanical reel product line and operating system with six initial game themes under the Can’t Lose® brand name. We have received approvals from all six North American gaming labs for the mechanical reel-spinning product and in most jurisdictions we now have over thirty-eight game themes approved. We have received approvals for another five series of mechanical reel games under the Scroll Top®, Ring™ and Color Dotmation™ series brand names, including our four reel mechanical game. We sold over 700 mechanical reel games in the December 2005 quarter.

For our new poker product line, our first poker game, 3 WAY-ACTION®, was approved by GLI in June 2004, and we shipped our first game to customers in GLI territories in July 2004. We received approvals from the other key gaming labs in the September 2004 quarter. We received first regulatory approval of our second poker game, Reel’ Em In® Poker™ in September 2004. We are getting ready to launch new poker games using the WORLD SERIES OF POKER™ brand name. The first game is a multi-set of traditional poker products leveraging the WORLD SERIES OF POKER brand name and one of the games includes an exciting bonus feature where players participate in the final table of the WORLD SERIES OF POKER event. Both Harrah’s, the licensor, and WMS will launch this series of poker games when the games are approved, which is expected in the March 2006 quarter.

Brand Licenses

We continue investing in future content and positioning WMS to drive industry innovation through the licensing of important brand name intellectual property rights.

During the September 2003 quarter, we extended our agreement with Hasbro, Inc. for the use of their MONOPOLY brand through calendar year 2011. As a result of the extension, we intend to devote more development efforts to the MONOPOLY brand in the coming years. We currently have nine MONOPOLY WAP themes, including, MONOPOLY 5X Railroad™, MONOPOLY Fiery Sevens®, MONOPOLY Own It All®, MONOPOLY All In the Cards®, MONOPOLY 7’s™, MONOPOLY Wild Chance®, MONOPOLY Go Wild®, MONOPOLY Double Monopoly™ and MONOPOLY Wild Dice® in six jurisdictions, specifically Nevada, Native American, Colorado, Mississippi, Arizona and New Jersey. In fiscal 2005 and 2006, we added other MONOPOLY non-linked games to our participation game portfolio, specifically Reel Riches® and Cash Flow™.

We introduced our second wide-area progressive jackpot series in January 2005, as A FISTFUL OF DOLLARS, featuring Clint Eastwood with two new games Wanted™ and Wild Shot®. During the December 2005 quarter, we launched DIRTY HARRY™ branded games, specifically DO YOU FEEL LUCKY™ to refresh our A FISTFUL OF DOLLARS wide-area progressive link.

We license the HOLLYWOOD SQUARES® brand name from King World Productions. In July 2004, we launched the fourth game in the series, Prize Spin®. Our fifth game in the series and our first HOLLYWOOD SQUARES themed participation game to be in our Bluebird cabinet, Premier Night®, received initial approval in the June 2005 quarter. Our sixth HOLLYWOOD SQUARES themed participation game, Center Star Wild® was launched in the second quarter of Fiscal 2006.

We introduced the first in our MEN IN BLACK™ series of non-linked participation games in our new Bluebird cabinet in June 2004. The second game in this series, Riches of the Universe®, was launched in the March 2005 quarter. We received approvals for the third game in the series, MEN IN BLACK Galactic Payback™, and launched the game in the September 2005 quarter.

We introduced MATCH GAME™ to launch our dual screen series in our new Bluebird cabinet in July 2004. We received approvals for PASSWORD™, the second game in the series, in the December 2004 quarter and approval for the third game,

SUPERMARKET SWEEP™ in March 2005. In fiscal 2005, we also received approvals for additional games to our dual screen series, including Kahuna Kash®, Reel ‘Em In, Big Bass Bucks®, Road to Riches™ and YOU BET YOUR LIFE™. In the September 2005 quarter, we received approval for Funhouse®, which we launched in the December 2005 quarter. We offer casinos three different pricing models for these dual screen games. Option 1 allows the casinos to lease the games on a participation basis in which we earn either a percentage of the net win for the games or fixed daily lease rate. Option 2 allows the casinos to purchase the base gaming machine and lease the top box and game theme for a lower fixed daily rate. We call these games casino-owned daily fee games. Option 3 allows the casinos to purchase out right the base gaming machine, top box and game theme at a premium price.

In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL® that we are developing as a wide-area progressive game and expect first approval late in the March 2006 quarter.

In April 2005, we licensed the WORLD SERIES OF POKER brand from Harrah’s Licensing Company. We received approval in September 2005 for our first video poker game based on this high profile brand and expect to receive additional approvals in the March quarter. Both Harrah’s and WMS will launch this series of poker games when the games are approved, which is expected in the March 2006 quarter.

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

CRITICAL ACCOUNTING POLICIES

During the quarter ended December 31, 2005, we added additional and expanded disclosure relating to our revenue recognition policy in our principal accounting policies note to our condensed consolidated financial statements to more effectively describe this policy as reported in our Annual Report on Form 10-K for the year ended June 30, 2005. We have not made any changes relating to the application of this policy.

We made no other changes in our critical accounting policies or in the application of those policies, as reported in our Annual Report on Form 10-K for the year ended June 30, 2005.

Allowances for slow-moving and obsolete inventories

The majority of our new game units now consist of Bluebird gaming machines, although we are selling new and used legacy machines internationally and to VLT customers. We periodically review our inventories to identify slow moving or obsolete conditions requiring appropriate adjustment to net realizable value. At December 31, 2005, our inventories included $19.4 million of legacy game raw materials and new and used finished goods, which compares to $23.2 million at June 30, 2005 and $33.2 million at June 30, 2004. We continue to support our customer’s installed base of legacy games and continue to review our legacy inventories for impairment.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines. Our obligations under these arrangements and under our convertible subordinated notes at December 31, 2005 were as follows (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations
Operating leases	$29.0	$3.2	$6.2	$5.6	$14.0
Royalty payments	55.3	8.5	31.1	10.6	5.1
Non-cancelable raw materials purchase orders	12.9	12.9	—	—	—
Convertible subordinated notes	115.0	—	—	115.0	—
Other, including guaranteed minimum employment agreements	9.6	7.5	2.1	—	—

Total	$221.8	$32.1	$39.4	$131.2	$19.1

The total potential royalty commitments made, including $0.1 million contingent upon future events, decreased from $56.9 million at June 30, 2005 to $55.4 million at December 31, 2005 primarily due to payments of $2.7 million during the six months ended December 31, 2005, partially offset by new and amended brand licensing agreements. Potential royalty commitments could continue to increase in the future as we enter into new brand licensing agreements.

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock and performance contingent restricted stock units to our employees, officers, directors and consultants and warrants to a licensor, and we have issued convertible subordinated notes. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

LIQUIDITY AND CAPITAL RESOURCES

	As of
	December 31, 2005	June 30, 2005	Increase (Decrease)
(in millions)

Total cash, cash equivalents and short-term investments	$52.2	$44.8	$7.4
Total current assets	318.8	311.1	7.7
Total assets	491.3	478.4	12.9
Total current liabilities	63.0	69.3	(6.3)
Long-term debt	115.0	115.0	—
Stockholders’ equity	304.6	285.2	19.4
Net working capital	255.8	241.8	14.0

Our current sources of liquidity for the six months ended December 31, 2005 were:

•	Existing cash, cash equivalents and short-term investments,

•	Our net income of $14.1 million plus $26.5 million of depreciation and amortization, $7.8 million of deferred income taxes and other non-cash expenses of $8.2 million, and

•	Proceeds from stock option exercises of $1.0 million, excluding related tax benefits

We believe that cash and cash equivalents of $52.2 million at December 31, 2005, inclusive of $9.0 million of restricted cash, and cash flow from operations, will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, the levels of inventories and receivables required in the operation of our business, and repurchases of common stock. For the remainder of fiscal 2006, we do not expect to be dependent on cash flow from operations and we do not expect to borrow any money under our revolving credit line. In fiscal 2007 and 2008, we expect cash flow from operations to increase as we grow market share in our new product lines: mechanical reel, poker, wide-area and local-area progressive systems. We do not believe we will need to raise additional capital in the short-term or long-term; however, we will assess market opportunities as they arise.

On October 4, 2005, we amended our unused line of credit for $50.0 million under a revolving credit agreement, due May 9, 2006, to increase the foreign exchange transaction and letter of credit sub-limit from $2.0 million to $5.0 million. We did not borrow any amounts on this line during the six months ended December 31, 2005 or in fiscal 2005.

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the three-months ended December 31, 2005 we purchased 122,800 shares of our common stock for an aggregate price of $3.0 million at an average price of $23.33 per share.

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

During the six months ended December 31, 2005, our net working capital increased by $14.0 million. Cash and cash equivalents, restricted cash and short-term investments increased by $7.4 million in aggregate during the six months ended December 31, 2005. Accounts and notes receivable, net increased by $17.7 million due to higher new unit shipments during the third month of the December 2005 quarter. Inventory at December 31, 2005 decreased by $15.0 million due to $15.1 million of lower levels of raw materials arising from the benefit of inventory controls implemented in the fourth quarter of 2005, partially offset by a $0.1 million increase in finished goods. Net royalty advances increased by $0.1 million due to new technology and brand license agreements we entered into or amended during the six months ended December 31, 2005. Current liabilities decreased by $6.3 million due to lower accounts payable related to lower inventories, and lower compensation-related liabilities. We have not experienced significant bad debt expense in any of the periods presented. We expect to continue to invest in working capital through the remainder of fiscal 2006 and 2007.

We have $10.8 million of current and long-term net deferred tax assets on our balance sheet as of December 31, 2005, a net decrease of $7.7 million from June 30, 2005. These represent taxable temporary differences expected to reverse in fiscal 2006 and future years, and tax credits and tax operating losses generated in fiscal 2004 and prior fiscal years, that can be claimed on fiscal 2006 and future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. On this basis, we have not provided any additional valuation allowance from that provided at June 30, 2005 related to realizability of such assets as of December 31, 2005. However, such valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

We have no material commitments for capital expenditures at December 31, 2005. We purchased land and building near our Chicago technology campus in September 2005, which we intend to use for future expansion starting in fiscal 2007. We are proceeding forward with an expansion of our Waukegan manufacturing facility, which we expect will cost between $8 million and $11 million. We utilize financing arrangements for operating leases of regional operational facilities and for some equipment. We have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. Our total potential royalty commitments, including payments contingent upon future events, increased from $116.0 million at June 30, 2005 to $117.2 million at December 31, 2005, of which $61.8 million has been paid and $9.4 million has been accrued at December 31, 2005. Please refer to the table under “Off-Balance Sheet Arrangements and Contractual Obligations” above and Note 10 to our Condensed Consolidated Financial Statements above.

At December 31, 2005, we have $115 million of convertible subordinated notes bearing interest at 2.75% maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of

$19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year aggregating $3.2 million annually, which commenced on January 15, 2004. Conversion of our 2.75% convertible subordinated notes into shares of common stock would reduce our annual interest expense. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Capital Resources

The following table summarizes our sources and uses of cash for the periods shown (in millions):

	Six Months Ended		Increase (Decrease)
	December 31, 2005	2004
Cash provided (used) by:
Operating activities	$37.8	$(23.2)	$61.0
Investing activities	(28.0)	(22.7)	(5.3)
Financing activities	(1.9)	9.5	(11.4)
Effect of exchange rates on cash	0.1	0.9	(0.8)

Increase (decrease) in cash and cash equivalents	$8.0	$(35.5)	$43.5

Cash provided by operating activities was $37.8 million for the six months ended December 31, 2005, as compared to cash used of $23.2 million for the six months ended December 31, 2004. The $61.0 million increase in cash from operating activities resulted from several factors including a $30.8 million lower investment in operating assets and liabilities during the six months ended December 31, 2005. In addition, net income and deferred income taxes for the six months ended December 31, 2005 were $14.1 million and $7.8 million, respectively, providing $21.9 million of cash to operations compared to a $9.3 million of cash provided to operations in the six months ended December 31, 2004. Depreciation and amortization expense provided $26.5 million of cash to operations for the six months ended December 31, 2005, as compared to $15.5 million for the six months ended December 31, 2004. Non-cash expenses, consisting of mostly share-based payment expense in both periods, increased to $8.2 million in the six months ended December 31, 2005 from $1.6 million in the six months ended December 31, 2004, mostly due to the $5.8 million impact of the required adoption of SFAS 123R effective July 1, 2005.

We anticipate cash to be provided by operations over the next twelve months, due to anticipated increases in revenues from higher new unit sales, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the increase in our revenues and the impact of share-based payment accounting which was adopted July 1, 2005. In addition, we expect in the remaining quarters of fiscal 2006 and fiscal 2007 that our cash invested in operating assets and liabilities will not continue to increase at the rate experienced in the six months ended December 31, 2005.

Components of the $18.8 million and $49.6 million invested in operating assets and liabilities for the six month periods ended December 31, 2005 and 2004, respectively, are as follows (in millions):

	Six Months Ended
	December 31, 2005	2004	Increase (Decrease)
Changes in Operating Assets and Liabilities:

Decrease (increase) in operating assets:
Accounts and notes receivable	$(18.4)	$(22.1)	$3.7
Raw material and finished goods inventories	16.3	(35.9)	52.2
All other operating assets	(10.4)	(7.7)	(2.7)

Increase (decrease) in operating liabilities:
Current liabilities	(6.3)	16.1	(22.4)

Net increase in operating assets and liabilities	$(18.8)	$(49.6)	$30.8

For the six months ended December 31, 2005, the $18.4 million increase in accounts and notes receivable reflects an increasing trend in new unit sales and extension of credit terms to select customers, while inventories decreased $16.3 million, after consideration of transfers from gaming operations machines, as we made progress in lowering our inventory levels. The $10.4 million increase in all other operating assets was primarily due to: a $5.5 million increase in restricted cash; a $4.9 million increase in prepaid and other assets; and after consideration of the deferred tax provision, a $7.7 million decrease in deferred tax assets during the six months ended December 31, 2005. The decrease of current liabilities was due to lower accounts payable related to the decrease in inventories and lower accrued liabilities, including compensation-related liabilities, primarily due to timing of month ends.

For the six months ended December 31, 2004, the $22.1 million increase in accounts and notes receivable reflects an increasing trend in new unit sales, while raw material and finished goods inventories increased $35.9 million as we prepared for an increased volume of business. The $7.7 million increase in all other operating assets was due to a $2.7 million increase in deferred tax assets, a $1.7 million increase in patents, a $1.4 million increase in long-term notes receivable and a $2.8 million increase in prepaid and other assets during the six months ended December 31, 2004. The increase of current liabilities is due to higher accrued liabilities, including accrued royalties and compensation related liabilities.

Cash used by investing activities was $28.0 million and $22.7 million for the six months ended December 31, 2005 and 2004, respectively. Cash used for the purchase of property, plant and equipment for the six months ended December 31, 2005 was $7.1 million compared with $4.2 million for the comparable prior year period. We purchased land and a building near our technology campus in the September 2005 quarter and are currently planning the renovation of this space in fiscal 2007. In the fall of 2005, we began an expansion of our Waukegan manufacturing facility. However, on an overall capital expenditure basis, we do not anticipate any significant changes in the general trend of our capital expenditures for property, plant and equipment in the remainder of fiscal 2006, fiscal 2007, or fiscal 2008. Cash used for additions to gaming operation machines was $26.9 million and $24.3 million for the six months ended December 31, 2005 and 2004, respectively. The current period investment in gaming operation machines was higher as we expanded the installed base of our participation games and continued to refresh our participation legacy games with replacements of new games in our new Bluebird cabinet. We expect this investment to continue to remain at high levels through the remainder of fiscal 2006, fiscal 2007, and 2008 as we roll out new participation games installed in our Bluebird cabinet and expand our installed base. Net cash of $6.1 million was provided from the redemption of short-term investments for the six months ended December 31, 2005, compared to $9.5 million provided from the redemption of such investments in the comparable prior year period. Cash used for investment and advances in other assets for the six months ended December 31, 2005 was $0.1 million compared with $3.7 million for the six months ended December 31, 2004. Both periods reflect amounts paid for royalty advances for technology and brand license agreements and increases in patent and trademarks costs paid to third parties.

Cash used by financing activities was $1.9 million for the six months ended December 31, 2005 compared with cash provided of $9.5 million for the comparable prior year period. We received $1.0 million and $6.8 million from the exercise of stock options in the six months ended December 31, 2005 and 2004, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options. During the three-months ended December 31, 2005 we purchased 122,800 shares of our common stock for an aggregate price of $3.0 million at an average price of $23.33 per share.

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

During the September 2005 quarter two hurricanes devastated the Gulf Coast of Louisiana and Mississippi, which affected the Company’s facilities and its customers’ facilities. We estimate that our revenue for the six months ended December 31, 2005 would have been 3.6%, or $7.9 million higher than our reported revenue for the six months ended December 31, 2005 of $217.8 million, without the impact of Hurricanes Katrina and Rita. The hurricane-related revenue loss resulted from the following items: a) the inability to deliver orders for new units, many of them premium-priced units, and we were unable to install incremental participation games and casino-owned daily fee games; b) lost revenues per day per machine from participation games, including wide-area progressive games, that continued to be inoperable at December 31, 2005; c) lost revenues from non-linked participation games, casino-owned daily-fee games and WAP games installed in casinos that were closed immediately after the hurricanes but reopened before December 31, 2005; and d) lost parts sales and conversion revenues. In addition, play levels on the Company’s wide-area progressive system in Mississippi were lower in the September quarter than pre-hurricane levels. Historically, our participation revenue per day in the Mississippi and Louisiana markets is over 40% higher than the Company’s overall average.

We carry both property and business interruption insurance. We expect damage to our leased facility in Gulfport to be covered by our property insurance, after the deductible. In October 2005, we received the first property insurance payment from the insurance company. We are assessing the usability of the inventory and participation gaming machines damaged in our Gulfport facility and any damaged items will be added to our property claim. We reopened our Gulfport facility in November 2005.

The property insurance carries a deductible that was expensed in the September 2005 quarter, as was our $100,000 contribution to our employee relief fund and other related expenses. There is no deductible for the business interruption insurance and this coverage began 48 hours after elected officials ordered the evacuation of the areas. Under the accounting rules for insurance recoveries, we did not record and will not record any business interruption recovery until we have an agreement with the claims adjustor as to the amount of the recovery. We believe that the impact of the expenses incurred and the estimate of lost anticipated revenues due to the hurricanes resulted in a $0.02 and $0.07 reduction in diluted earnings per share in the December 2005 quarter and the six months ended December 31, 2005, respectively. We expect that for the balance of fiscal 2006 the hurricane-related impact will be in the range of $0.03 - $0.04 per diluted share per quarter, prior to recording any recovery of insurance proceeds.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2004

Revenues, Gross Margins and Key Performance Indicators (in millions, except unit data):

	Three Months Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Product Sales:
New unit sales revenue	$63.9	$57.8	$6.1	10.6%
Parts, used games, conversions and OEM revenue	13.6	11.6	2.0	17.2

Total product sales revenue	$77.5	$69.4	$8.1	11.7

Total new units sold	5,483	5,811	(328)	(5.6)
Average sales price per new unit	$11,648	$9,938	$1,710	17.2
Total OEM units sold	1,125	1,500	(375)	(25.0)
Gross profit on product sales revenue	$33.4	$26.6	$6.8	25.6
Gross margin on product sales revenue	43.1%	38.3%	4.8%	12.4

Gaming Operations Revenue:
Participation revenue	$31.5	$19.9	$11.6	58.3
Other gaming operations revenue	4.4	4.7	(0.3)	(6.4)

Total gaming operations revenue	$35.9	$24.6	$11.3	45.9

Average participation installed base	6,141	4,581	1,560	34.1

Average casino-owned daily fee game installed base	794	131	663	506.1

Installed WAP games at period end	1,136	260	876	336.9
Installed LAP games at period end	971	—	971	NM
Installed Stand-alone games at period end	4,330	4,586	(256)	(5.6)

Installed participation base at period end	6,437	4,846	1,591	32.8

Average revenue per day per participation machine	$55.68	$47.19	$8.49	18.0

Installed casino-owned daily fee game installed base	823	175	648	370.3

Gross profit on gaming operations revenue	$27.9	$19.6	$8.3	42.3
Gross margin on gaming operations revenue	77.7%	79.7%	-2.0%	(2.5)

Total Revenues	$113.4	$94.0	$19.4	20.6

Total Gross Profit	$61.3	$46.2	$15.1	32.7

Total Gross Margin	54.1%	49.1%	5.0%	10.0

The increase in total revenues for the December 2005 quarter compared to the December 2004 quarter was primarily due to a $11.6 million increase in participation revenue, $6.1 million in higher new gaming machine sales and a $2.0 million increase in parts, used games, conversions, and OEM revenues, partially offset by a $0.3 million decrease in other gaming operations revenue.

New unit sales decreased by 5.6% to 5,483 units in the December 2005 quarter compared to the December 2004 quarter due to the impact of Hurricanes Katrina and Rita on Gulf Coast casinos coupled with lower sales to Russia as new gaming regulations for manufacturers and distributors are implemented. The average sales price per new unit increased 17.2%, due to increased sales of premium-priced product offerings and the impact of increases in our list price effective January 1, 2005 and October 1, 2005. In the December 2005 quarter, revenues from parts, used games, conversions and OEM increased 17.2% compared to the prior year quarter, mostly due to the realization of a $1.8 million earn-out from a performance-based contract with a lottery commission. Used game shipments totaled 3,007, primarily “as-is” units to international markets in the December 2005 quarter compared to 380 units in the December 2004 quarter. We shipped 917 conversion kits in the December 2005 quarter compared to 1,102 conversion kits in the December 2004 quarter and we shipped 1,125 OEM units in the December 2005 quarter compared to 1,500 units in the December 2004 quarter.

We expect growth in our installed base and average revenue per day of gaming operations machines in future quarters as we continue to roll out new participation games in Bluebird cabinets. The success of these games is accelerating our transition from games in legacy cabinets to new games in Bluebird cabinets. The participation installed base grew 1,591 units to 6,437 units at December 31, 2005 from December 31, 2004. Average revenue per day increased $8.49 from the prior year quarter to $55.68 per day for the December 2005 quarter. Other gaming operations revenue decreased $0.3 million due to lower royalty revenue in the December 2005 quarter compared to the December 2004 quarter, primarily due to decreased purchases or placement of WMS games by our licensees, partially offset by higher casino-owned daily fee revenues.

Total gross profit increased 32.7%, or $15.1 million, to $61.3 million for the December 2005 quarter from $46.2 million in the December 2004 quarter. The gross margin on product sales revenue was 43.1%, inclusive of $0.1 million of share-based payment expense and a $1.6 million gross profit on the earn-out on a lottery contract for the December 2005 quarter compared to 38.3% in the corresponding period in 2004. The increase reflects the impact of our higher average sales price, the mix of products sold and the earn-out, partially offset by higher sales of lower-margin used games and lower sales of higher margin conversion revenues. Higher margin gaming operations revenues were 31.7% of total revenues in the December 2005 quarter, compared to 26.2% in the December 2004 quarter due to the increase of gaming operations revenue in the current year quarter. We continue to expect that in fiscal 2006, the gross margin on Bluebird gaming machines will approach the mid-40% range, as we attain the benefits from our strategic sourcing and value engineering initiatives and continue to achieve the benefits from ongoing leveling of the production schedule throughout the quarter. Additionally, the recently implemented price increases and product enhancements are also expected to support margin growth. The gross profit margin on gaming operations was 77.7% and 79.7% for the December 2005 and 2004 quarters, respectively, with the December 2005 quarter reflecting a higher mix of lower margin WAP games and a lower amount of high-margin royalties earned from licensees. Gaming operations gross margins also benefited from an installed base of almost 1,000 Jackpot Party Progressive units which, as a WMS brand, incur no royalty expense.

Operating Expenses (in millions of dollars):

	Three Months Ended December 31,
	2005		2004
	$	As % of Revenue	$	As % of Revenue	Increase (Decrease)	% Change
Research and development	$12.2	10.8%	$13.5	14.3%	$(1.3)	-9.6%
Selling and administrative	22.9	20.2%	19.3	20.5%	3.6	18.7%
Depreciation and amortization	13.0	11.5%	8.7	9.3%	4.3	49.4%

Total Operating Expenses	$48.1	42.5%	$41.5	44.1%	$6.6	15.9%

Research and development expenses, inclusive of $0.8 million and none of share-based payment expense in 2005 and 2004, respectively, decreased $1.3 million, or 9.6%, to $12.2 million in the December 2005 quarter compared to $13.5 million in the prior year period. The decrease in research and development costs from the December 2004 quarter is due to lower headcount from our February 2005 reduction in force and the May 2005 realignment of our research and development organization, partially offset by ongoing costs for technology development, higher regulatory approval costs for a greater number of new game themes and the higher share-based payment costs. We expect quarterly research and development expenses in fiscal 2006 to exceed those in the comparable prior year’s quarters.

Selling and administrative expenses, inclusive of $2.9 million and $0.5 million of share-based payment expense in 2005 and 2004, respectively, increased $3.6 million, or 18.7%, to $22.9 million in the December 2005 quarter compared to $19.3 million in the December 2004 quarter. These costs increased over the December 2004 quarter due to higher share-based payment costs and higher commissions and marketing costs to generate higher revenues. We expect selling and administrative expenses to exceed those in the comparable prior year’s quarters.

Fiscal 2006 first quarter depreciation and amortization expense increased $4.3 million to $13.0 million from the prior year quarter as the level of investment in new participation gaming machines in Bluebird cabinets for gaming operations has been at high levels for the past five quarters. The Company invested $15.0 million in gaming operations machines in the three months ended December 31, 2005 and at December 31, 2005 approximately 85% of our participation game installed base is in Bluebird cabinets. For the remaining two quarters of fiscal 2006, we expect that the level of investment in gaming operations equipment will continue to remain at high levels due to the ongoing growth of new participation gaming machines and conversion of more game themes, including related top boxes, in our new Bluebird cabinet.

WMS generated $13.2 million in operating income in the fiscal 2006 second quarter, inclusive of $3.8 million of share-based payment expense including $3.0 million related to the required adoption of SFAS 123R effective July 1, 2005. This compares to operating income of $4.7 million, inclusive of $0.5 million of share-based payment expense in the December 2004 quarter. The improved operating performance in the fiscal 2005 second quarter resulted from a $15.1 million increase in gross profit and a $1.3 million decrease in research and development expenses, partially offset by a $3.6 million increase in selling and administrative expenses, and a $4.3 million increase in depreciation and amortization expense.

We incurred interest and issuance cost amortization expense of $1.1 million for the December 2005 quarter and $1.0 million for the December 2004 quarter primarily related to our 2.75% convertible subordinated notes. In addition, in the December 2005 quarter, we recorded $0.4 million of net other income including investment income earned on cash, cash equivalents and short-term investments, which amounted to $52.2 million at December 31, 2005. In the December 2004 quarter, we recorded $1.5 million of pre and post-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved, and $0.3 million of net other income including investment income earned on cash, cash equivalents and short-term investments which amounted to $71.8 million at December 31, 2004.

The provision for income taxes of $4.5 million, which is comprised of current and deferred taxes, is based on our revised annual estimated effective tax rate of 35.5%, due to the impact of the American Jobs Creation Act of 2004, extraterritorial income exclusions, non-deductible expenses and research and development tax credits in fiscal 2006. The 32.5% estimated effective income tax rate for the December 2004 quarter reflected a provision of $1.6 million against pre-tax income.

Net income was $8.0 million or $0.23 per diluted share, which includes a charge attributable to share-based payments under SFAS 123R of $0.06 per diluted share for the December 2005 quarter compared to net income of $3.9 million, or $0.12 per diluted share, for the prior year quarter, which included a charge attributable to share-based payments of $0.01 per diluted share.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH SIX MONTHS ENDED DECEMBER 31, 2004

Revenues, Gross Margins and Key Performance Indicators (in millions, except unit data):

	Six Months Ended December 31,
	2005	2004	Increase (Decrease)	% Change
Product Sales:
New unit sales revenue	$123.3	$99.1	$24.2	24.4%
Parts, used games, conversions and OEM revenue	25.0	23.7	1.3	5.5

Total product sales revenue	$148.3	$122.8	$25.5	20.8

Total new units sold	10,738	10,031	707	7.0
Average sales price per new unit	$11,523	$9,877	$1,646	16.7
Total OEM units sold	2,225	1,750	475	27.1
Gross profit on product sales revenue	$62.7	$48.2	$14.5	30.1
Gross margin on product sales revenue	42.3%	39.3%	3.0%	7.6

Gaming Operations Revenue:
Participation revenue	$61.3	$35.9	$25.4	70.8
Other gaming operations revenue	8.2	10.4	(2.2)	(21.2)

Total gaming operations revenue	$69.5	$46.3	$23.2	50.1

Average participation installed base	6,033	4,353	1,680	38.6

Average casino-owned daily fee installed base	744	84	660	785.7

Installed WAP games at period end	1,136	260	876	336.9
Installed LAP games at period end	971	—	971	NM
Installed Stand-alone games at period end	4,330	4,586	(256)	(5.6)

Installed participation base at period end	6,437	4,846	1,591	32.8

Average revenue per day per participation machine	$55.24	$44.69	$10.55	23.6

Installed casino-owned daily fee games at period end	823	175	648	370.3

Gross profit on gaming operations revenue	$53.0	$36.7	$16.3	44.4
Gross margin on gaming operations revenue	76.3%	79.3%	-3.0%	(3.8)

Total Revenues	$217.8	$169.1	$48.7	28.8

Total Gross Profit	$115.7	$84.9	$30.8	36.3

Total Gross Margin	53.1%	50.2%	2.9%	5.8

The increase in total revenues for the December 2005 six month period compared to the December 2004 six month period was primarily due to a $25.4 million increase in participation revenue, a $24.2 million in higher new gaming machine sales and a $1.3 million increase in parts, used games, conversions, and OEM revenues, partially offset by a $2.2 million decrease in other gaming operations revenues.

New unit sales increased by 7.0% to 10,738 units in the December 2005 six month period compared to the December 2004 six month period as demand for the broader selection of products we now offer was partially offset by the impact of Hurricanes Katrina and Rita on Gulf Coast casinos coupled with lower sales to Russia as new gaming regulations for manufacturers and distributors are implemented. The average sales price per new unit increased 16.7%, due to increased sales of premium-priced product offerings and the impact of increases in our list price effective January 1. 2005 and October 1, 2005. In the December 2005 six month period, revenues from parts, used games, conversions and OEM increased 5.5% compared to the prior year six month period due to a increase in used game sales and OEM units and realization of a $1.8 million earn-out from a performance-based contract with a lottery commission, partially offset by a decrease in conversion revenues. Used game shipments totaled 4,512, primarily “as-is” units to international markets in the December 2005 six month period compared to 822 units in the December 2004 six month period. We shipped 3,527 conversion kits in the December 2005 six month period compared to 4,440 conversion kits in the December 2004 six month period and we shipped 2,225 OEM units in the December 2005 six month period compared to 1,750 units in the December 2004 six month period.

We expect growth in our installed base and average revenue per day of gaming operations games in future quarters as we continue to roll out new participation games in Bluebird cabinets. The success of these games is accelerating our transition from games in legacy cabinets to new games in Bluebird cabinets. The participation installed base grew 1,591 units to 6,437 units at December 31, 2005 from December 31, 2004. Average revenue per day increased $10.55 from the prior year six month period to $55.24 per day for the December 2005 six month period. Other gaming operations revenue decreased $2.2 million due to lower royalty revenue in the December 2005 six month period compared to the December 2004 six month period, primarily due to decreased purchases or placement of WMS games by our licensees, partially offset by higher casino-owned daily fee revenues.

Total gross profit increased 36.3%, or $30.8 million, to $115.7 million for the December 2005 six month period from $84.9 million in the December 2004 six month period. The gross margin on product sales revenue was 42.3%, inclusive of $.2 million of share-based payment expense and a $1.6 million gross profit on the earn-out on a lottery contract for the December 2005 six month period compared to 39.3% in the corresponding period in 2004, reflecting the impact of our higher average sales price and the mix of products sold and the earn-out, partially offset by higher sales of lower-margin used games and lower sales of higher margin conversion kits. Higher margin gaming operations revenues were 31.9% of total revenues in the December 2005 six month period, compared to 27.4% in the December 2004 six month period due to the increase of gaming operations revenue in the current year six month period. We continue to expect that in fiscal 2006, the gross margin on Bluebird gaming machines will approach the mid-40% range, as we attain the benefits from our strategic sourcing and value engineering initiatives and continue to achieve the benefits from leveling the production schedule throughout the quarter. Additionally, the recently implemented price increases and product enhancements are also expected to support margin growth. The gross profit margin on gaming operations was 76.3% and 79.3% for the December 2005 and 2004 six month periods, respectively, with the December 2005 six month period reflecting a higher mix of lower margin WAP games and a lower amount of high-margin royalties earned from licensees.

Operating Expenses (in millions of dollars):

	Six Months Ended December 31,
	2005		2004
	$	As % of Revenue	$	As % of Revenue	Increase (Decrease)	% Change
Research and development	$23.8	10.9%	$25.6	15.1%	$(1.8)	-7.0%
Selling and administrative	42.2	19.4%	34.9	20.6%	7.3	20.9%
Depreciation and amortization	26.5	12.2%	15.5	9.2%	11.0	71.0%

Total Operating Expenses	$92.5	42.5%	$76.0	44.9%	$16.5	21.7%

Research and development expenses, inclusive of $1.5 million and none of share-based payment expense in 2005 and 2004, respectively, decreased $1.8 million, or 7.0%, to $23.8 million in the December 2005 six month period compared to $25.6 million in the prior year period. The decrease in research and development costs from the December 2004 six month period is due to lower headcount from our February 2005 reduction in force and the May 2005 realignment of our research and development organization, partially offset by ongoing costs for technology development, higher regulatory approval costs for a greater number of new game themes and the higher share-based payment costs. We expect quarterly research and development expenses in fiscal 2006 to exceed those in the comparable prior year’s quarters.

Selling and administrative expenses, inclusive of $5.5 million and $0.9 million of share-based payment expense in 2005 and 2004, respectively, increased $7.3 million, or 20.9%, to $42.2 million in the December 2005 six month period compared to $34.9 million in the December 2004 six month period. These costs increased over the December 2004 six month period due to higher share-based payment costs and higher commissions and marketing costs to generate higher revenues. We expect selling and administrative expenses to exceed those in the comparable prior year’s quarters.

Fiscal 2006 first six month period depreciation and amortization expense increased $11.0 million to $26.5 million from the prior year six month period as the level of investment in new participation gaming machines in Bluebird cabinets for gaming operations has been at high levels for the past five quarters. The Company invested $26.9 million in gaming operations machines in the six months ended December 31, 2005 and at December 31, 2005 approximately 85% of our participation game installed base is in Bluebird cabinets. For the remaining two quarters of fiscal 2006, we expect that the level of investment in gaming operations equipment will continue to remain at high levels due to the ongoing growth of new participation gaming machines and conversion of more game themes, including related top boxes, in our new Bluebird cabinet.

WMS generated $23.2 million in operating income in the first six months of fiscal 2006, inclusive of $7.2 million of share-based payment expense which also included $5.8 million related to the required adoption of SFAS 123R effective July 1, 2005. This compares to operating income of $8.9 million, inclusive of $0.9 million of share-based payment expense in the December 2004 six month period. The improved operating performance in the fiscal 2005 period resulted from a $30.8 million increase in gross profit and a $1.8 million decrease in research and development expenses, partially offset by a $7.3 million increase in selling and administrative expenses, and an $11.0 million increase in depreciation and amortization expense.

We incurred interest and issuance cost amortization expense of $2.2 million for the December 2005 six month period and $2.0 million for the December 2004 six month period primarily related to our 2.75% convertible subordinated notes. In addition, in the December 2005 six month period, we recorded $0.9 million of net other income including investment income earned on cash, cash equivalents and short-term investments, which amounted to $52.2 million at December 31, 2005. In the six months ended December 2004, we recorded $1.5 million of pre- and post-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved, and $0.9 million of net other income including investment income earned on cash, cash equivalents, and short-term investments.

The provision for income taxes of $7.8 million, which is comprised of current and deferred taxes, is based on our revised annual estimated effective tax rate of 35.5%, due to the impact of the American Jobs Creation Act of 2004, extraterritorial income exclusions, non-deductible expenses and research and development tax credits in fiscal 2006. The 32.5% estimated effective income tax rate for the December 2004 six month period reflected a provision of $3.0 million against pre-tax income.

Net income was $14.1 million or $0.40 per diluted share, which includes a charge attributable to share-based payments under SFAS 123R of $0.12 per diluted share for the December 2005 six month period compared to net income of $6.3 million, or $0.20 per diluted share, for the prior year six month period, which included a charge attributable to share-based payments of $0.02 per diluted share.

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

Factors which could cause our actual results to differ from expectations include

•	delay or refusal by regulators to approve our new gaming platforms, cabinet designs, game themes and related hardware and software,

•	a failure to obtain and maintain our gaming licenses and regulatory approvals,

•	an inability to introduce in a timely manner new games and gaming machines that achieve and maintain market acceptance,

•	a decrease in the desire of casino customers to upgrade gaming machines or allot floor space to leased or participation games, resulting in reduced demand for our products;

•	a software anomaly or fraudulent manipulation of our gaming machines and software,

•	a failure to obtain the right to use, or an inability to adapt to rapid development of new technologies, and

•	an infringement claim seeking to restrict our use of material technologies.

These factors and other factors that could cause actual results to differ from expectations are more fully described under “Item 1. Business-Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2005 and our more recent reports filed with the Securities and Exchange Commission.

You are advised to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports filed with the Securities and Exchange Commission.

3 WAY ACTION is a trademark of Yehia Awada.

A FISTFUL OF DOLLARS is a registered trademark of Metro-Goldwyn-Mayer Studios Inc.

DIRTY HARRY and DO YOU FEEL LUCKY™ & © Warner Bros. Entertainment Inc. (S05).

HOLLYWOOD SQUARES is a trademark of King World Productions Inc.

MATCH GAME and PASSWORD are trademarks of FremantleMedia Operations BV. ©2005 FremantleMedia North America, Inc. Licensed by FremantleMedia Licensing Worldwide.

MEN IN BLACK™ & ©2002 Columbia Pictures Industries, Inc.

MONOPOLY is a trademark of Hasbro Inc. ©2006 Hasbro. All rights reserved. Used with permission.

POWERBALL is a trademark of the Multi-State Lottery Association. Used with permission.

SUPERMARKET SWEEP is a trademark of Al Howard Productions, Inc.

WORLD SERIES OF POKER is a trademark of Harrah’s License Company, LLC. All rights reserved.

YOU BET YOUR LIFE™ & ©National Broadcasting Co., Inc.

5X Railroad, All In the Cards, Bluebird, Can’t Lose, Cash Flow, Color Dotmation, CPU-NXT, Fiery Sevens, Fun House, Galactic Payback, Go Wild, Hot Hot Penny, Jackpot Party, Jackpot Party Progressive, Kahuna Kash, Money, Own It All, Premier Night, Prize Spin, Reel ‘Em In, Reel ‘Em In Big Bass Bucks, Reel ‘Em In Poker, Reel Riches, Riches of the Universe, Ring, Road to Riches, Scroll Top, Wanted, Wild Chance, Wild Dice and Wild Shot are trademarks or registered trademarks of WMS Gaming Inc. All rights reserved.

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

Equity Price Risk

As of December 31, 2005, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $147.7 million. Using a discounted cash flow model and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $2.7 million, but would not be material to our cash flows or future results of operations. This change in fair value would have no effect on our cash flows or future results of operations. However, the fair value of our convertible fixed rate debt is more significantly dependent on the market price of our common stock into which it can be converted.

Foreign Currency Risk

During the quarter ended December 31, 2005, we had no changes in our foreign currency risk.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

WMS is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1. Business – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2005 and below.

During the quarter ended December 31, 2005, we added one risk factor to those reported in our Annual Report on Form 10-K for the year ended June 30, 2005 as follows:

Consumer spending on leisure activities is affected by changes in the economy and consumer tastes, as well as other factors that are difficult to predict and beyond our control.

We cannot assure you that the current demand for our new and used products and gaming operations machines will remain constant. Consumers’ willingness to spend money on leisure activities such as gaming is affected by a variety of factors including changes in the economy, availability of new casinos and consumer tastes, all of which are difficult to predict and beyond our control. Continued adverse developments affecting economies throughout the world, including a general tightening of the availability of credit, increasing interest rates, increasing energy costs, acts of war or terrorism, natural disasters, declining consumer confidence or significant declines in the stock market could lead to a further reduction in discretionary spending on leisure activities, adversely affecting our business. In addition, the casino operators’ management of changes in consumer behavior, such as delays in casino spending on new capital in anticipation of a decline in consumer spending could result in lower new products sales and lower gaming operations revenue and therefore significantly impact our operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Units) (2)	Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs
November 3, 2005 through December 2, 2005	128,200	$23.33	128,200	17,009,013
December 3, 2005 through January 2, 2006	—	—	—	17,009,013

Total	128,200	$23.33	128,200	$17,009,013

(1)	On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. The authorization will expire November 2, 2006.
(2)	During the three-months ended December 31, 2005 we purchased 0.1 million shares of our common stock for an aggregate price of $3.0 million at an average price of $23.33 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders during the Annual Meeting of Stockholders held on December 14, 2005:

1.	Election of Directors	Shares For	Shares Withheld
	Louis J. Nicastro	25,079,466	5,281,003
	Norman J. Menell	27,115,972	3,244,497
	Brian R. Gamache	25,109,368	5,251,101
	Harold H. Bach, Jr.	25,953,758	4,406,711
	Neil D. Nicastro	25,078,706	5,281,763
	Harvey Reich	27,643,986	2,716,483
	Ira S. Sheinfeld	24,766,598	5,593,871
	William J. Vareschi, Jr.	29,098,910	1,261,559
	Edward W. Rabin	29,095,674	1,264,795

2.	Ratification of Ernst & Young LLP as our independent registered public accountants for our 2006 fiscal year:

For	Against	Abstain
30,006,346	172,454	181,669

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Description of Non-Employee Director Compensation

10.2	Executive Compensation Arrangements.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: February 8, 2006	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: February 8, 2006	By:	/s/ John P. McNicholas Jr.
John P. McNicholas Jr.
Chief Accounting Officer
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Description of Non-Employee Director Compensation.

10.2	Executive Compensation Arrangements.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.