Form 10-Q
period 2006-03-31
WMS INDUSTRIES INC /DE/
filed 2006-05-10
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number: 1-8300

WMS INDUSTRIES INC.

(Exact name of registrant as specified in its Charter)

Delaware	36-2814522
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 South Northpoint Blvd.

Waukegan, IL 60085

(Address of Principal Executive Offices)

(847) 785-3000

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,584,481 shares of common stock, $.50 par value, were outstanding at May 4, 2006, excluding 780,722 shares held as treasury shares.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended March 31, 2006 and 2005

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
REVENUES:
Product Sales	$73.0	$76.5	$221.3	$199.3
Gaming Operations	37.7	31.2	107.2	77.5

Total Revenues	110.7	107.7	328.5	276.8

COSTS AND EXPENSES:
Cost of Product Sales(1)	41.6	46.4	127.2	121.0
Cost of Gaming Operations(1)	8.1	7.0	24.6	16.6
Research and Development	12.5	12.9	36.3	38.5
Selling and Administrative	22.5	20.6	64.7	55.5
Depreciation and Amortization(1)	13.5	10.9	40.0	26.4

Total Costs and Expenses	98.2	97.8	292.8	258.0

OPERATING INCOME	12.5	9.9	35.7	18.8

Interest Expense	(1.0)	(1.0)	(3.2)	(3.0)
Interest Income and Other Income and Expense, Net	0.8	1.1	1.7	3.5

Income Before Income Taxes	12.3	10.0	34.2	19.3
Provision for Income Taxes	3.1	2.8	10.9	5.8

NET INCOME	$9.2	$7.2	$23.3	$13.5

Earnings per Share:
Basic	$0.29	$0.23	$0.74	$0.44
Diluted	$0.26	$0.21	$0.66	$0.41

Weighted-Average Common Shares:
Basic Common Stock Outstanding	31.4	30.8	31.4	30.6
Diluted Common Stock and Common Stock Equivalents	37.7	37.5	37.8	37.5
__________
(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included separately in the depreciation and amortization line item:
Cost of Product Sales	$0.6	$0.5	$1.7	$1.4
Cost of Gaming Operations	$11.3	$8.8	$33.5	$20.2

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 and June 30, 2005

(in millions of U.S. dollars and millions of shares)

	March 31, 2006	June 30, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$49.7	$35.2
Restricted Cash	8.4	3.5
Short-term Investments	—	6.1

Total Cash, Cash Equivalents, and Short-term Investments	58.1	44.8

Accounts Receivable, Net of Allowances of $2.6 and $2.5, Respectively	88.3	77.0
Notes Receivable, Current Portion	50.5	45.3
Inventories, at Lower of Cost (FIFO) or Market (see Note 4)	86.9	104.3
Other Current Assets	34.4	39.7

Total Current Assets	318.2	311.1

NON-CURRENT ASSETS:
Gaming Operations Machines, Net of Accumulated Depreciation of $98.8 and $78.7, Respectively	58.7	54.4
Property, Plant and Equipment, Net of Accumulated Depreciation of $43.3 and $37.5, Respectively	57.7	53.4
Royalties, Licensed Technologies, Patents, and Trademarks (see Note 8)	50.4	47.4
Other Assets	22.4	12.1

Total Non-current Assets	189.2	167.3

TOTAL ASSETS	$507.4	$478.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts Payable	$32.5	$31.4
Accrued Compensation and Related Benefits	7.0	6.1
Other Accrued Liabilities	27.4	31.8

Total Current Liabilities	66.9	69.3

NON-CURRENT LIABILITIES
Deferred Licensing Purchase Obligation	4.6	4.7
Deferred Income Tax Liabilities	4.2	4.2
2.75% Convertible Subordinated Notes Due 2010	115.0	115.0

Total Non-current Liabilities	123.8	123.9
Commitments and Contingencies (see Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred Stock (5.0 Shares Authorized, None Issued)	—	—
Common Stock (32.4 Shares Issued)	16.2	16.2
Additional Paid-in Capital	224.4	225.0
Retained Earnings	87.6	64.3
Unearned Restricted Stock	—	(11.5)
Accumulated Other Comprehensive Income	0.9	0.6
Treasury Stock (0.8 at March 31, 2006 and 0.7 at June 30, 2005)	(12.4)	(9.4)

Total Stockholders’ Equity	316.7	285.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$507.4	$478.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2006 and 2005

(in millions of U.S. dollars)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$23.3	$13.5
Adjustments to Reconcile Net Income to
Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	40.0	26.4
Deferred Income Taxes	1.9	5.8
Non-Cash Expenses	11.8	2.8
Decrease from Changes in Operating Assets and Liabilities	(10.1)	(82.0)

Net Cash Provided by (Used in) Operating Activities	66.9	(33.5)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property, Plant and Equipment	(11.2)	(7.0)
Additions to Gaming Operations Machines	(42.4)	(44.0)
Investment and Advances in Royalties, Licensed Technologies, Patents, and Trademarks	(3.2)	(3.9)
Proceeds from Short-term Investments	6.1	37.3

Net Cash Used in Investing Activities	(50.7)	(17.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash Received from Exercise of Stock Options	2.7	8.6
Tax Benefit from Exercise of Stock Options	0.6	3.5
Purchase of Treasury Stock	(5.3)	—

Net Cash (Used in) Provided by Financing Activities	(2.0)	12.1
Effect Of Exchange Rates On Cash	0.3	0.2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14.5	(38.8)
CASH AND CASH EQUIVALENTS, beginning of period	35.2	59.9

CASH AND CASH EQUIVALENTS, end of period	$49.7	$21.1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1. FINANCIAL STATEMENTS

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 9, 2005. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the quarter and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Condensed Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in the Condensed Consolidated Statements of Income and cost of gaming machines and related accumulated depreciation included in the Condensed Consolidated Balance Sheets).

2. PRINCIPAL ACCOUNTING POLICIES

Revenue Recognition

Product Sales

We record revenue on product sales, net of rebates, discounts, and allowances, when:

•	persuasive evidence of an agreement exists,

•	the sales price is fixed or determinable,

•	the product is delivered, and

•	collectibility is reasonably assured.

We sell gaming machines through credit terms of 90 days or less or with credit terms that may extend up to two years under contracts of sale, usually secured by the related equipment, with interest recognized at market rates. Revenues are reported net of incentive rebates or discounts.

When multiple product deliverables are included under a sales contract, in accordance with Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, we allocate revenue to each unit of accounting based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. The Company allocates revenue to each unit of accounting based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold.

The Company recognizes revenue when the product is delivered and defers revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

•	each item has value to the customer on a stand alone basis;

•	we have objective and reliable evidence of the fair value of the undelivered items; and

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

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

For wide-area progressive (“WAP”) leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine. Revenues are recognized as earned when collectibility is reasonably assured. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties, connecting to a WMS central computer system via a network of communications equipment. WAP system games differ from stand alone units in that they build a progressive jackpot with every wager until a player hits the top award winning combination. Participating casinos pay a percentage of the coin-in directly to WMS for services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems and to administer the progressive jackpot funding.

In fiscal 2005, the Company began offering local-area progressive jackpot systems and we believe demand will increase for games linked to our local-area progressive (“LAP”) jackpot system. A LAP system links gaming machines within a single casino to a progressive jackpot for that specific casino; whereas a WAP jackpot system links gaming machines in multiple casinos to a progressive jackpot for multiple casinos within a gaming jurisdiction. WMS also offers gaming machines that are not linked to a progressive jackpot system that we call stand-alone games. Stand-alone and local–area progressive participation lease agreements are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee.

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

The annual effective tax rates for the nine months ended March 31, 2006 and 2005 were 32% and 30%, respectively. The fiscal 2006 annual effective tax rate was previously estimated to be 35.5% as of the December 2005 quarter. The decrease in the estimated annual effective tax rate is due to higher anticipated research and development tax credits. WMS has now utilized all of its U.S. net operating loss carry forwards and paid approximately $9.2 million in estimated federal, state and local taxes during the nine months ended March 31, 2006.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Other Significant Accounting Policies

For a description of the Company’s other significant accounting policies, see Note 2 (Principal Accounting Policies) to the Company’s Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Recent Accounting Pronouncements

We have reviewed all accounting pronouncements issued after June 30, 2005 and that are yet-to-be-adopted by WMS. We have concluded that such pronouncements will not have a significant effect on the Company’s consolidated results of operations, cash flows, or financial position.

3. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Basic Earnings per Share
Net Income	$9.2	$7.2	$23.3	$13.5
Basic Weighted Average Common Shares Outstanding	31.4	30.8	31.4	30.6

Basic Earnings per Share	$0.29	$0.23	$0.74	$0.44

Diluted Earnings per Share
Net Income	$9.2	$7.2	$23.3	$13.5
After Tax Effect of Convertible Subordinated Notes	0.5	0.6	1.7	1.8

Net Income for per Share Calculation	$9.7	$7.8	$25.0	$15.3

Basic Weighted Average Common Shares Outstanding	31.4	30.8	31.4	30.6
Dilutive Effect of Stock Options	0.5	0.8	0.6	1.0
Dilutive Effect of Restricted Common Stock	—	0.1	—	0.1
Dilutive Effect of Convertible Subordinated Notes	5.8	5.8	5.8	5.8

Weighted Average Common Shares Outstanding	37.7	37.5	37.8	37.5

Diluted Earnings per Share	$0.26	$0.21	$0.66	$0.41

Common stock equivalents excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive	2.1	1.0	2.0	1.0

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

4. INVENTORIES

Inventories consisted of the following:

	March 31, 2006	June 30, 2005
Raw materials and work-in-process	$59.4	$71.6
Finished goods	27.5	32.7

Total inventories	$86.9	$104.3

5. SHARED-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS No. 123R” or the “Statement”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. On July 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

Prior to the adoption of SFAS No. 123R, WMS followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Accordingly, no compensation expense was recognized for stock options issued under the Company’s equity compensation plans; however, compensation expense was recognized in connection with the issuance of restricted stock granted under the Company’s equity compensation plans. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in WMS recording compensation expense for employee stock options. The following table shows the effect of adopting SFAS No. 123R on selected reported items (“As Reported”) and what those items would have been under previous guidance under APB No. 25:

	For the Three Months Ended March 31, 2006		For the Nine Months Ended March 31, 2006
	As Reported	Under APB No. 25	As Reported	Under APB No. 25
Income before income taxes	$12.3	$14.1	$34.2	$41.7
Net income	9.2	10.3	23.3	28.0
Cash flows from operating activities	29.1	29.6	66.9	67.5
Cash flows from financing activities	(0.1)	(0.6)	(2.0)	(2.6)
Basic earnings per share	$0.29	$0.33	$0.74	$0.89
Diluted earnings per share	$0.26	$0.29	$0.66	$0.78

Adoption of SFAS No. 123R also impacted the consolidated balance sheet as $11.5 million of Unearned Restricted Stock at June 30, 2005 was reclassified to additional paid-in capital on July 1, 2005.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the Company’s equity compensation plans been determined based on fair value at the grant date consistent with SFAS No. 123, the Company’s net income and earnings per share for the three and nine months ended March 31, 2005 would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended March 31, 2005	For the Nine Months Ended March 31, 2005
Net income as reported	$7.2	$13.5
Add: Stock based employee compensation cost, net of related tax effects, already included in the determination of net income	0.8	1.4
Deduct: Pro forma amounts if the fair value method had been applied to all stock compensation awards	(2.6)	(7.2)

Subtotal	(1.8)	(5.8)

Pro forma net income	$5.4	$7.7

Basic earnings per share:
As reported	$0.23	$0.44
Pro forma	$0.18	$0.25
Diluted earnings per share:
As reported	$0.21	$0.41
Pro forma	$0.16	$0.24

Equity Compensation Plan

We currently have one equity compensation plan under which new grants may be made: our 2005 Incentive Plan (the “Plan”), which was approved by our stockholders on December 9, 2004. The Plan consolidated shares available under our previous stock option plans into the new plan, although outstanding equity grants under the previous plans are still governed by those individual plans. The Plan permits us to grant options to purchase shares of our common stock, restricted stock, and other stock awards. Options may be granted as incentive stock options, designed to meet the requirements of Section 422 of the Internal Revenue Code or they may be “non-qualified” options that do not meet the requirements of that section. The Compensation Committee of the Board of Directors determines which of the eligible directors, officers, employees, consultants and advisors receive equity awards, the terms, including any vesting periods or performance requirements of the awards, and the size of the awards, provided, however, that the Board of Directors determines any award made to non-employee directors.

The Company issues new shares and shares from treasury for shares delivered under the Plan. The parameters of the Company’s share purchase activity are not established solely with reference to the dilutive impact of deliveries made under the Plan. However, the Company expects that, over time, share purchases may partially offset the dilutive impact of deliveries to be made under the Plan.

A maximum of 6.4 million shares were authorized for awards under the Plan. As of March 31, 2006, 0.5 million shares of common stock remained available for possible future issuance under our Plan.

A summary of information with respect to share-based compensation is as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
Total share-based compensation expense included in net income	$1.6	$0.8	$6.1	$1.4
Income tax benefit related to share-based compensation included in net income	1.0	0.5	3.8	0.9

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Stock Options

Pursuant to the Plan, for stock options, the exercise price per share with respect to each stock option is determined by the Compensation Committee and generally is not less than the fair market value of our common stock on the date on which the option is granted. The Plan has a term of 10 years, unless terminated earlier, and stock options granted under the Plan have terms up to 10 years with vesting generally occurring equally over one to four years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the vesting period. On occasion, the Company may issue stock options that immediately vest, in which case compensation expense equal to the total fair value of the option grant is immediately recognized. Stock option activity for the nine months ended March 31, 2006 was as follows:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2005	4.1	$23.26
Granted	0.4	26.36
Exercised	(0.1)	17.29
Expired or Cancelled	(0.1)	24.80
Forfeited	(0.1)	24.54

Stock options outstanding at March 31, 2006	4.2	$23.68	7.2	$28.6

Stock options exercisable at March 31, 2006	2.7	$21.14	6.5	$24.7

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option.

Other information pertaining to stock options was as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2006	2005	2006	2005
Weighted average grant-date fair value of stock options granted	$12.36	$14.01	$11.88	$12.60
Total grant-date fair value of stock options vested	1.2	0.7	4.9	6.7
Total intrinsic value of stock options exercised	1.3	2.1	1.6	9.1

For the nine months ended March 31, 2006, cash received from the exercise of stock options was $2.7 million and the income tax benefit realized from exercise of stock options was $0.6 million. As of March 31, 2006, there was $9.3 of total stock option compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Risk-free interest rate	4.74%	4.75%	4.39%	4.75%
Expected life	6.25 years	6 years	6.25 years	6 years
Expected volatility	0.37	0.36	0.38	0.36
Expected dividend yield	—	—	—	—

For the three and nine months ended March 31, 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For the three and nine months ended March 31, 2005, the Company used a projected expected life for each award granted based on historical experience. Expected volatility is based on historical volatility levels of WMS common shares. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term that approximates expected life of the award. Expected dividend yield is based on historical dividend payments.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Restricted Stock

Under the Plan, participants may be granted restricted stock, representing an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive a WMS common share on the date specified in the participant’s award agreement. The restricted stock granted under this plan is subject to vesting generally occurring equally over three to five years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the vesting period. Restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2005	0.3	$30.70
Granted	—	—
Vested	(0.1)	30.49
Forfeited	—	—

Nonvested balance at March 31, 2006	0.2	$30.75

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of WMS common stock on the grant-date.

As of March 31, 2006, there was $5.2 million of total restricted share unit compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.9 years.

Stock-based Performance Units

As of March 31, 2006, there were 120,368 stock-based performance units outstanding with a weighted average grant-date fair value per unit of $33.29. The stock-based performance units contain performance goals set by the Board of Directors based on levels of total revenue and free cash flow over the following periods: thirty-month period ending June 30, 2007 for 52,164 units; and thirty-six month period ending June 30, 2008 for 68,204 units. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. Based on the current assessment of the performance goals, the Company has not recorded any expense relating to the stock-based performance units outstanding.

6. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended March 31,
	2006	2005
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$9.2	$—
Income tax refunds received	0.1	0.1
Interest paid	1.6	1.6
Investment income received	0.9	0.9

Schedule of Non Cash Investing Activities:
Gaming operations machines transferred to inventory	$3.3	$1.0
Accretion of deferred licensing purchase obligation	0.5	—

Cash generated from the sales of used gaming machines is included in our cash flow from operating activities for the periods in which such sales occur.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

The balance of accumulated other comprehensive income consists of foreign currency translation adjustments. Comprehensive income was $9.4 million and $6.4 million for the three months ended March 31, 2006 and 2005, respectively, and was $23.6 million and $13.7 million for the nine months ended March 31, 2006 and 2005, respectively.

8. ROYALTIES, LICENSED TECHNOLOGIES, PATENTS, AND TRADEMARKS

At June 30, 2005, we reclassified our investment and royalty advances in technology and brand license agreements (“royalties and licensed technologies”) and costs paid to third parties for patents and trademarks from operating activities to investing activities in our Consolidated Statement of Cash Flows. Over recent years, the nature and level of our investment and royalty advances and costs paid to third parties for patents and trademarks has changed. Until recently, a majority of these investments and royalty advances pertained to licensing brand names and artistic rights that we use to create game “themes.” In fiscal 2004 and continuing through fiscal 2005 and 2006, we began acquiring and entering into long-term agreements for technology, intellectual property licenses, patents, and trademarks. These are used in the development of revenue streams from the sale of new gaming machines to customers and gaming operations revenues related to gaming machines owned by us and placed at customers’ sites on a participation basis. Since the productive assets classified as investments and royalty advances in other assets that were acquired during 2004 and 2003 related to game themes used in generating revenues from product sales and the placement of our gaming operations machines, we believed it was appropriate to classify such payments as operating activities.

However, due to changes during 2004 and 2005 in the nature of our investment and royalty advances relating to licensed technologies intellectual property licenses and costs paid to third parties for patents and trademarks, as well as the increase in the significance of such investments and royalty advances currently and expected in the future, we reconsidered the classification of such items in the Statement of Cash Flows. We believe the most appropriate classification of these expenditures during 2005 was to report these as cash flows from investing activities in our Consolidated Statements of Cash Flows and we will continue to classify these as cash flows from investing activities in fiscal 2006 and beyond.

In order to enhance comparability to prior periods, we reclassified additions to royalties, licensed technologies, patents, and trademarks for the nine months ended March 31, 2005 from operating activities to investing activities. The impact of this reclassification was to benefit net cash provided by operating activities by $3.9 million, with an equally offsetting impact on cash flow from investing activities for the nine months ended March 31, 2005. We have also reclassified royalties, licensed technologies, patents, and trademarks from other assets into a separate line item on the Balance Sheet.

At March 31, 2006 and June 30, 2005, royalties, licensed technologies, patents, and trademarks consisted of:

	March 31, 2006	June 30, 2005
Long term
Prepaid royalties and licensed technologies, net of accumulated amortization	$43.7	$42.9
Patents	6.4	4.3
Trademarks	0.3	0.2

Total long term	$50.4	$47.4

Gross prepaid royalties and licensed technologies	$77.9	$68.2
Accumulated amortization	(24.3)	(18.4)

Net prepaid royalties and licensed technologies	$53.6	$49.8

Prepaid royalties and licensed technologies, short term	$9.9	$6.9
Prepaid royalties and licensed technologies, long term	$43.7	$42.9

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Amortization expense for prepaid royalties and licensed technologies, which is charged to cost of product sales and cost of gaming operations, was $3.2 million and $5.2 million for the three months ended March 31, 2006 and 2005, respectively, and $5.9 million and $7.2 million for the nine months ended March 31, 2006 and 2005, respectively.

The estimated aggregate amortization expense for each of the next five years is as follows:

Amount
Twelve Months Ending March 31,
2007	$9.9
2008	6.9
2009	16.9
2010	14.5
2011	5.4

Total	$53.6

The estimated aggregate future intangible amortization as of March 31, 2006 does not reflect the significant commitments we have for future payments for royalty advances and licenses. See Note 11 (Commitments and Contingencies).

9. CONVERTIBLE SUBORDINATED NOTES AND LINE OF CREDIT

On October 4, 2005, we amended our unused line of credit for $50.0 million under a revolving credit agreement, due May 9, 2006, to increase the foreign exchange transaction and letter of credit sub-limit from $2.0 million to $5.0 million. We did not borrow any amounts on this line during the nine months ended March 31, 2006 or in fiscal 2005. See also Note 13 (Subsequent Events).

Our loan agreement requires that we maintain a minimum tangible net worth and certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At March 31, 2006, approximately $86.2 million is available for such purposes under the most restrictive of these covenants.

At March 31, 2006, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. Conversion of 2.75% convertible subordinated notes into shares of common stock would reduce our annual interest expense. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders has converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

We have no maturities of debt or sinking fund requirements through July 15, 2010.

10. STOCKHOLDERS’ EQUITY

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made, from time to time, in the open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the nine months ended March 31, 2006, we repurchased 218,328 shares of our common stock for an aggregate price of $5.3 million at an average price of $24.23 per share. As of March 31, 2006, we had $14.7 million remaining under this share repurchase authorization.

11. COMMITMENTS AND CONTINGENCIES

We routinely enter into license agreements with others for the use of their intellectual properties in our products. These agreements generally provide for royalty advances when the agreements are signed, provide for minimum guaranteed royalty payments and, in certain instances, provide for additional contingent payments based on future events. Since June 30, 2005, we have amended certain licensing agreements and entered into new licensing agreements, which increased our total potential royalty commitments.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

We had total royalty commitments, advances and payments made and potential future royalty payments as follows:

	At March 31, 2006			At June 30, 2005
	Guaranteed Minimums	Contingent Payments	Total Potential Payments	Total Potential Payments
Total royalty commitments	$120.8	$0.1	$120.9	$116.0
Advances/payments made	(68.9)	—	(68.9)	(59.1)

Future royalty payments	$51.9	$0.1	$52.0	$56.9

We had $68.9 million of total advances and payments through March 31, 2006, of which $24.3 million has been charged to expense. Of the $52.0 million total potential payments as of March 31, 2006, $9.5 million of license payments is accrued in current and non-current deferred licensing purchase obligations.

As of March 31, 2006, we estimate that potential future royalty payments in each fiscal year will be as follows:

	Guaranteed Minimums	Contingent Payments	Total Potential Payments
Year Ended June 30,
2006	$4.6	$0.1	$4.7
2007	15.8	—	15.8
2008	15.6	—	15.6
2009	5.6	—	5.6
2010	5.2	—	5.2
Thereafter	5.1	—	5.1

Total	$51.9	$0.1	$52.0

Licensed Technologies

As part of our technology improvement plan, we have licensed technologies from third parties which are included in the amounts reported above. At March 31, 2006, we had guaranteed minimum payments related to licensed technologies aggregating $26.1 million. We had $16.1 million of total advances and payments through March 31, 2006, of which $1.6 million was charged to expense. If we determine that we will not realize the value of a particular licensed technology, we will record an immediate charge against earnings at the time of such determination. If all of the contingent payments became due and all of the technologies were to have no further value to us, we would record a charge of up to $24.5 million.

12. LITIGATION

On October 2, 2003, La Societe de Loteries du Quebec (Loto-Quebec) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (VLC) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s video lottery terminals (VLTs), specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we intend to vigorously defend ourselves against the allegations. At this time we are unable to predict the outcome of these actions, or reasonably estimate the range of possible loss, if any.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

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

13. SUBSEQUENT EVENTS

On May 1, 2006, we entered into a new multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million, and replaces the $50 million revolving credit facility which would have expired on May 9, 2006. Up to $10 million of the credit facility is available for the issuance of letters of credit. The new credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. If the covenants were in force as of March 31, 2006, approximately $88.3 million would have been available for such purposes under the most restrictive of these covenants. The new arrangement is led by JP Morgan Chase Bank, N.A. and also includes Bank of America, N.A. and LaSalle Bank National Association. Refer to Note 9 (Convertible Subordinated Notes and Line of Credit) for further information on the credit facility that would have expired on May 9, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report on Form 10-Q, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. “Gaming operations,” as used throughout this report, includes wide-area and local-area progressive games, stand-alone games and casino-owned games, which we lease based upon any of the following payment methods: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered, called coin-in. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Overview

Our historical product sales strength has been in the multi-line, multi-coin video product line, which, together with our VLT product, accounted for the majority of our new product unit sales for the past three fiscal years. An element of our strategy is to become a full service gaming machine provider to casinos by developing and obtaining regulatory approval for four additional product lines:

•	mechanical reel gaming machines;

•	video poker games;

•	wide-area progressive (“WAP”) jackpot systems; and

•	local-area progressive (“LAP”) jackpot systems.

We believe these new product lines account for approximately 65% of the typical casino slot floor and represent a significant market share growth opportunity for us.

As we received regulatory approvals throughout fiscal 2004 for our new CPU-NXT® computer circuit board and operating system, new Bluebird® cabinet and new games from each of the six North American gaming labs, our product sales revenues increased and this continued in fiscal 2005. In fiscal 2006, 2007 and 2008, with all of the approvals in place for all of our product lines, we expect to grow our market share with our new product lines: mechanical reel, video poker, local-area progressive jackpot systems and wide-area progressive jackpot systems.

Technology Improvement Plan

In January 2002 we announced a three-part technology improvement plan. In the first phase of this plan, we improved the stability of our operating system by introducing two upgrades, version 2.57 for hopper-based games and version 2.59 for printer-based games. Version 2.57 has been approved by all six of the North American gaming labs, and we were required to and completed an upgrade of our hopper game operating system to version 2.57 in four jurisdictions plus the casinos regulated by Gaming Laboratories International, Inc. (“GLI”). Other jurisdictions may require upgrades in the future. We made version 2.57 available in other jurisdictions as an optional upgrade. GLI and Nevada approved version 2.59, our printer upgrade version, in calendar 2003. Nevada and GLI are currently the only jurisdictions that have required our printer games be upgraded to version 2.59. Other jurisdictions may require upgrades in the future, and we have made version 2.59 available in other approved jurisdictions as an optional upgrade. The GLI lab tests product for all of the Native American casinos and the Midwest riverboat casinos where, in the aggregate, we believe about 50% of our remaining legacy gaming machines are deployed.

We have completed the second phase of our technology improvement plan, which consisted of the development, approval and introduction of our new CPU-NXT computer circuit board and operating system for video-based games. The commercial version of the CPU-NXT operating system was approved by GLI in September 2003. We subsequently received regulatory approvals for CPU-NXT from the other five North American gaming labs. We currently are submitting an update of our operating system, called CPU-NXT2®, for approval in all six jurisdictions.

In the third phase of the technology improvement plan, we are evaluating specifications and requirements for an even more advanced gaming system. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate more resources to this longer-term effort. In June 2005, we entered into a wide-ranging technology transfer agreement with Cyberscan Technology Inc. (d/b/a Cyberview Technology) to acquire new technology capabilities. Cyberview designs and develops server-based game download and gaming systems and related player stations and equipment. We will pay Cyberview total cash consideration of $15 million over two years, including $5.0 million paid during fiscal 2005, for the agreement, and WMS has been granted certain rights of first refusal to purchase the 45% of the Cyberscan Technology common shares held by Cyberview’s principal stockholders. We have also entered into a five-year agreement to license certain of our game content to Cyberview for use in lottery markets and certain other non-casino markets outside of North America in exchange for ongoing royalties.

Bluebird and CPU-NXT Commercialization

For our video product line, our focus in the near term is to refresh the remainder of our legacy installed base of video gaming machines in casinos through either replacement with new Bluebird video gaming machines or through CPU-NXT upgrade kits, and to recapture video market share that we lost as we developed the first two phases of our technology improvement plan. We have approval from GLI and from the other five North American gaming labs for the marketable version of the Bluebird video cabinet Each jurisdictional approval of the CPU-NXT operating system has allowed us to submit new game themes designed for use with that system to the regulators for approval, which also enables us to sell and ship additional Bluebird units and CPU-NXT upgrade kits. We also have approvals from all six North American gaming labs for hardware peripheral options, such as alternative coin handling, printing and bill accepting equipment.

Customer acceptance of Bluebird gaming machines and our new game themes continues to be very favorable. As of April 30, 2006 we shipped over 44,000 Bluebird units and had over 10,000 open orders consisting of approximately 7,600 new Bluebird gaming machines and over 2,200 CPU-NXT upgrade units, which we expect to ship over the next four quarters. We expect order levels to continue at a strong pace as the Bluebird gaming machines and new game themes continue to generate strong average daily revenues for casinos. We also expect continued strength in game conversion revenues over the next several quarters, as operators decide to refresh their Bluebird gaming machines with new game themes and as we continue to deliver our CPU-NXT upgrade kits and printer upgrades.

Product Line Expansion Plan

Since May 2004, we have received the following approvals for our WAP systems: Nevada Gaming Commission (May 2004); GLI (May 2004); Colorado Gaming Commission (September 2004); Mississippi Gaming Commission (January 2005); New Jersey Casino Control Commission (July 2005); and Arizona Department of Gaming (September 2005). We anticipate receiving approval from the Missouri Gaming Commission during the June 2006 quarter. The first WAP jackpot we launched was MONOPOLY™ Money™. In January 2005, we launched our second WAP jackpot titled A FISTFUL OF DOLLARS® featuring Clint Eastwood. Through March 31, 2006, 45 jackpot winners have won an aggregate of over $12.2 million in wide-area progressive jackpots. At March 31, 2006, we had 1,279 WAP gaming machines installed in casinos, up from 615 at March 31, 2005.

Near the end of the March 2006 quarter we launched our third WAP jackpot under the POWERBALL® brand, including both video gaming machines and mechanical reel gaming machines based on our new mechanical reel platform powered by CPU-NXT. Since inception, the POWERBALL games have performed at over a 25% premium above the initial performance of our prior wide-area progressive links. At March 31, 2006 we had 183 POWERBALL gaming machines installed and currently we have over 450 gaming machines installed with open orders for over 600 additional units. We began the aggressive launch and installation of this product in Nevada in late March and on the Native American Link in late April, and we expect to end the June quarter with over 800 POWERBALL units installed. This will include games installed on our first WAP link in Missouri casinos that we launched under a field trial in mid-April.

We now have over forty game themes approved for our video product line. The March 2006 quarter benefited from the continued success of two important product lines for WMS that were introduced in fiscal 2006: our Jackpot Party® Progressive™ games and our Hot Hot Penny™ premium-priced video penny game franchise. Jackpot Party Progressive is our first LAP jackpot game and contains four levels of progressive jackpots. We launched this new LAP product in the September 2005 quarter. The games continue to generate a strong response from casino operators and casino patrons and 1,230 were included on our installed base of participation games at March 31, 2006. Our open orders for incremental participation games include over 400 units for this exciting new product. In a further sign of the worldwide appeal of our new products, we began delivering Jackpot Party Progressive games for one customer in South Africa in the March 2006 quarter. We also launched our new Hot Hot Penny video product earlier this fiscal year with three new game themes and shipped over 1,800 gaming machines by March 31, 2006. This product continues to perform very well and we look forward to continuing to fulfill demand for this offering over the coming quarters.

We now have over thirty-seven game themes approved for our mechanical reel product line and operating system. We have received approvals for five series of mechanical reel games under the Can’t Lose®, Scroll Top®, Ring™ and Color Dotmation™ series brand names, plus our four reel mechanical game. The five reel mechanical slot is one of the fastest growing product segments on today’s casino floors and our Hot Hot Super Jackpot games, which is expect to be approved in the fourth quarter of fiscal 2006, offer our first low-denomination mechanical slot and feature an additional side bet to increase the frequency of the bonus. This new product is also based on our new mechanical reel platform, powered by CPU-NXT. We are launching the product line with three new base games, with additional games to follow. For the March 2006 quarter, we sold over 300 mechanical reel games.

Our poker product line currently consists of 3 WAY-ACTION® and Reel’ Em In® Poker™. We recently received approval for, and in early March 2006 launched the first WORLD SERIES OF POKER™ branded slot machine in conjunction with Harrah’s, the licensor. The first game is a multi-set of traditional poker products leveraging the WORLD SERIES OF POKER brand name and one of the games includes a bonus feature where players participate in the final table of the WORLD SERIES OF POKER event. These games will only be at Harrah’s casinos for most of the June 2006 quarter, after which we will introduce this product line at other casinos. We will commercialize this game as a casino-owned daily fee game where the casino purchases the base hardware and leases the top box and game for a lower lease price point.

Brand Licenses

We continue investing in future content and positioning WMS to drive industry innovation through the licensing of important brand name intellectual property rights.

During the September 2003 quarter, we extended our agreement with Hasbro, Inc. for the use of their MONOPOLY brand through calendar year 2011. As a result of the extension, we intend to devote more development efforts to the MONOPOLY brand in the coming years. We currently have nine MONOPOLY WAP themes, including, MONOPOLY 5X Railroad™, MONOPOLY Fiery Sevens®, MONOPOLY Own It All®, MONOPOLY All In the Cards®, MONOPOLY 7’s™, MONOPOLY Wild Chance®, MONOPOLY Go Wild®, MONOPOLY Double Monopoly™ and MONOPOLY Wild Dice® in six jurisdictions, specifically Nevada, Native American, Colorado, Mississippi, Arizona and New Jersey. In fiscal 2006 and 2005, we added other MONOPOLY non-linked games to our participation game portfolio, specifically Reel Riches® and Cash Flow™. In fiscal 2006 we added an additional MONOPOLY theme, Shake Rattle & Roll™.

We introduced our second wide-area progressive jackpot series in January 2005, as A FISTFUL OF DOLLARS, featuring Clint Eastwood with two new games Wanted™ and Wild Shot®. During the December 2005 quarter, we launched DIRTY HARRY™ branded games, specifically DO YOU FEEL LUCKY™ to refresh our A FISTFUL OF DOLLARS wide-area progressive link. In the June 2006 quarter we launched another Clint Eastwood based game, BRONCO BILLY™.

In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL that we developed as a wide-area progressive game. We introduced our third wide-area progressive jackpot series POWERBALL, late in the third quarter upon approval in Nevada and Native American jurisdictions. We expect WAP approvals and launches in most other jurisdictions by the end of June 2006. In addition, we are preparing for POWERBALL LAP launches in jurisdictions where we do not operate a WAP system and further refreshes of POWERBALL theme for fiscal 2007.

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

We introduced the first in our MEN IN BLACK™ series of non-linked participation games in our new Bluebird cabinet in June 2004. The second game in this series, Riches of the Universe®, was launched in the March 2005 quarter. We received approvals for the third game in the series, MEN IN BLACK Galactic Payback™, and launched the game in the September 2005 quarter. We are currently developing our fourth game in the series MEN IN BLACK Save the World™, for approval and release in the fourth quarter of fiscal 2006.

We introduced MATCH GAME™ to launch our dual screen series in our new Bluebird cabinet in July 2004. We received approvals for PASSWORD™, the second game in the series, in the December 2004 quarter and approval for the third game, SUPERMARKET SWEEP™ in March 2005. In fiscal 2005, we also received approvals for additional games to our dual screen series, including YOU BET YOUR LIFE™. We also develop WMS-branded games for our dual screen series. We offer casinos three different pricing models for these dual screen games. Option 1 allows the casinos to lease the games on a participation basis in which we earn either a percentage of the net win for the games or a fixed daily lease rate. Option 2 allows the casinos to purchase the base gaming machine and lease the top box and game theme for a lower fixed daily rate. We call these games casino-owned daily fee games. Option 3 allows the casinos to purchase outright the base gaming machine, top box and game theme at a premium price.

In April 2005, we licensed the WORLD SERIES OF POKER brand from Harrah’s Licensing Company and received regulatory approval in September 2005. In early March 2006, we received approvals for a modified version of the game and WMS and Harrah’s launched the first WORLD SERIES OF POKER branded slot machine. These games will only be at Harrah’s casinos for most of the June 2006 quarter after which we will introduce this product line at other casinos. We will commercialize this game primarily as a casino-owned daily fee game where the casino purchases the base hardware and leases the top box and game for a lower lease price point.

Class II Gaming

In April 2004, we executed an agreement with Multimedia Games Inc. (“Multimedia”) to expand and extend our relationship to address opportunities in Class II, Charitable Gaming and, in California, Tribal Instant Lottery Gaming venues. Through this agreement, Multimedia licenses WMS game themes, and we serve as Multimedia’s primary original equipment manufacturer of gaming cabinets. In August, 2005 we extended the agreement through March 31, 2007.

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

Adoption of New Accounting Standard

Effective July 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS No. 123R”), resulting in a change in our method of recognizing share-based compensation expense. Specifically, we now record compensation expense for employee stock options. Had we expensed employee stock options for the nine months ended March 31, 2005, we estimate that share-based compensation expense would have increased by $9.3 million. We currently do not anticipate altering the use of restricted stock or the use of stock options as a result of adopting SFAS No. 123R. For additional information, see Note 5 (Share-Based Compensation) to our Condensed Consolidated Financial Statements above under Item 1, “Financial Statements.”

We account for share-based compensation in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If actual results differ significantly from these estimates, the amount of share-based compensation expense deductible for tax purposes could differ from the amount of share-based expense recorded for accounting purposes, and, accordingly, our results of operations could be materially affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

During the quarter ended December 31, 2005, we expanded our disclosure relating to our revenue recognition policy in Note 2 (Principal Accounting Policies) to our Condensed Consolidated Financial Statements, in order to more effectively describe this policy as reported in our Annual Report on Form 10-K for the year ended June 30, 2005. We have not made any changes relating to the application of this policy.

We made no other changes in our critical accounting policies or in the application of those policies during the nine months ended March 31, 2006. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the year ended June 30, 2005.

Allowances for slow-moving and obsolete inventories

The majority of our new game units now consist of Bluebird gaming machines, although we are selling new and used legacy machines internationally and to VLT customers. We periodically review our inventories to identify slow moving or obsolete conditions requiring appropriate adjustment to net realizable value. At March 31, 2006, our inventories included $15.8 million of legacy game raw materials and new and used finished goods, which compares to $23.2 million at June 30, 2005 and $33.2 million at June 30, 2004. We continue to support our customers’ installed base of legacy games and continue to review our legacy inventories for impairment.

RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

During the September 2005 quarter, two hurricanes devastated the Gulf Coast of Louisiana and Mississippi, which affected the Company’s facilities and its customers’ facilities. We estimate that our revenue for the nine months ended March 31, 2006 would have been $10 million to $12 million higher than our reported revenue for fiscal 2006, without the impact of Hurricanes Katrina and Rita. The hurricane-related revenue loss resulted from the following items: a) the inability to deliver orders for new units, many of them premium-priced units, and we were unable to install incremental participation games and casino-owned daily fee games; b) lost revenues per day per machine from participation games, including wide-area progressive games, that continued to be inoperable at March 31, 2006; c) lost revenues from non-linked participation games, casino-owned daily-fee games and WAP games installed in casinos that were closed immediately after the hurricanes but reopened before March 31, 2006; and d) lost parts sales and conversion revenues. In addition, play levels on the Company’s wide-area progressive system in Mississippi were lower in the September quarter than pre-hurricane levels. Historically, our participation revenue per day in the Mississippi and Louisiana markets is over 40% higher than the Company’s overall average.

We carry both property and business interruption insurance. We expect damage to our leased facility in Gulfport to be covered by our property insurance, after the deductible. In October 2005, we received the first property insurance payment from the insurance company. We have assessed the usability of the inventory and participation gaming machines damaged in our Gulfport facility and added damaged items to our property claim. We reopened our Gulfport facility in November 2005.

The property insurance carries a deductible that was expensed in the September 2005 quarter, as was our $100,000 contribution to our employee relief fund and other related expenses. There is no deductible for the business interruption insurance and this coverage began 48 hours after elected officials ordered the evacuation of the areas. Under the accounting rules for insurance recoveries, we did not record and will not record any business interruption recovery until we have an agreement with the claims adjustor as to the amount of the recovery. We believe that the impact of the expenses incurred and the estimate of lost anticipated revenues due to the hurricanes resulted in approximately $0.04 and $0.12 reduction in diluted earnings per share in the March 2006 quarter and the nine months ended March 31, 2006, respectively. We expect that for the June 2006 quarter, the hurricane-related impact will be in the range of $0.03 to $0.04 per diluted share, prior to recording any recovery of insurance proceeds.

We have a distribution agreement with a third party covering Russia and certain other countries. In July 2005, the Russian government enacted certain changes to its laws to enhance the regulatory environment in Russia. During this on-going regulatory transition, demand for new gaming machines has abated and, as a result, the Company expects to only sell 300 new gaming machines to our Russian distributor in fiscal 2006, compared to almost 3,000 gaming machines in fiscal 2005. We expect the Russian marked to begin to return to more normal demand in fiscal 2007.

SEASONALITY

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the quarter and nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions, except unit data):

	Three Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
Product Sales Revenues
New Unit Sales Revenue	$62.0	$66.3	$(4.3)	(6.5)%
Parts, Used Games, Conversions and OEM Revenues	11.0	10.2	0.8	7.8%

Total Product Sales Revenues	$73.0	$76.5	$(3.5)	(4.6)%

New Units Sold	5,165	6,501	(1,336)	(20.6)%
Average Sales Price Per Unit	$11,998	$10,204	$1,794	17.6%
Gross Profit on Product Sales Revenue	$31.4	$30.1	$1.3	4.3%
Gross Margin on Product Sales Revenue	43.0%	39.3%	3.7%	9.3%

Gaming Operations Revenues
Participation Revenue	$32.5	$22.6	$9.9	43.8%
Other Gaming Operations Revenues	5.2	8.6	(3.4)	(39.5)%

Total Gaming Operations Revenues	$37.7	$31.2	$6.5	20.8%

Average Participation Installed Base	6,388	5,104	1,284	25.2%
Average Casino-Owned Daily Fee Game Installed Base	817	224	593	264.7%

Installed WAP Games at Period End	1,279	615	664	108.0%
Installed LAP Games at Period End	1,230	—	1,230	n/m
Installed Stand-Alone Games at Period End	4,075	5,011	(936)	(18.7)%

Total Installed Participation Base at Period End	6,584	5,626	958	17.0%

Average Revenue Per Day Per Participation Machine	$56.59	$49.35	$7.24	14.7%
Installed Casino-Owned Daily Fee Games at Period End	776	357	419	117.4%

Gross Profit on Gaming Operations Revenue	$29.6	$24.2	$5.4	22.3%
Gross Margin on Gaming Operations Revenue	78.5%	77.6%	1.0%	1.2%

Total Revenues	$110.7	$107.7	$3.0	2.8%
Total Gross Profit	$61.0	$54.3	$6.7	12.3%
Total Gross Margin	55.1%	50.4%	4.7%	9.3%

Revenues and Gross Profit

Total revenues for the three months ended March 31, 2006 increased 2.8%, or $3.0 million, to $110.7 million compared to the same period in fiscal 2005. The year-over-year improvement reflects:

•	For product sales revenue, a 17.6% increase in the average selling price of new gaming units, due to increased sales of premium priced product offerings. This increase was more than offset by a 20.6% decrease in new unit shipments due to the impact of casinos that closed following last summer’s Gulf Coast hurricanes and the absence of shipments to Russia (compared to 839 new unit shipments to Russia in the March 2005 quarter) as a result of continued legislative transition.

•	Used game shipments of over 2,000, primarily “as-is” units to international markets in the March 2006 quarter compared to 760 units in same period last year. We shipped 1,407 conversion kits in the March 2006 quarter compared to 1,910 conversion kits in the same period last year and, as a result, conversion revenue decreased $2.5 million. We did not ship any OEM units in the March 2006 or March 2005 quarters.

•	Gaming operations participation revenue increases for the three months ended March 31, 2006 of $9.9 million, primarily due to a 25.2% increase in the average installed base of participation games and a 14.7% increase in the average revenue per day from participation games reflecting a greater percentage of higher earning WAP and LAP gaming machines in the installed base, partially offset by a $3.4 million decrease in other gaming operations revenues due to lower royalty revenue from decreased purchases or placement of WMS games by our licensees.

We expect continued growth in our installed base and average revenue per day of gaming operations machines in future quarters as we continue to roll out new WAP and LAP participation games in Bluebird cabinets.

Total gross profit, as used herein excluding depreciation expense, increased 12.3%, or $6.7 million, to $61.0 million for the March 2006 quarter from $54.3 million in the March 2005 quarter. The gross margin on product sales revenues was 43.0%, inclusive of $0.1 million of share-based payment expense for the March 2006 quarter, compared to 39.3% for the March 2005 quarter. This improvement reflects the benefit of a higher average sales price and improved margins on new unit sales, partially offset by much higher sales of low-margin used games and lower sales of high margin conversion kits. The higher mix of used games revenues in overall product sales revenues impacted product sales gross margin by approximately 1.3%. Gross margin from gaming operations was 78.5% and 77.6% for the March 2006 and March 2005 quarters, respectively. Gaming operations gross margin for the March 2006 quarter reflects the benefit of an installed base of over 1,200 Jackpot Party Progressive units which, as a WMS brand, incurs no royalty expense, partially offset by the impact of a greater mix of lower-margin WAP games and a lower amount of high-margin royalties earned from licensees.

We continue to expect that the gross margin on Bluebird gaming machines will approach the mid-40% range, as we attain the benefits from our strategic sourcing and value engineering initiatives and continue to achieve the benefits from ongoing leveling of the production schedule throughout the quarter. Additionally, our October 31, 2005 price list increase and additional product enhancements are also expected to support margin growth.

Operating Expenses

Operating Expenses were as follows (in millions of dollars):

	Three Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$12.5	11.3%	$12.9	12.0%	$(0.4)	(3.1)%
Selling and administrative	22.5	20.3%	20.6	19.1%	1.9	9.2%
Depreciation and amortization	13.5	12.2%	10.9	10.1%	2.6	23.9%

Total Operating Expenses	$48.5	43.8%	$44.4	41.2%	$4.1	9.2%

The year-over-year decrease in research and development expenses is due to lower platform approval costs, lower headcount as a result of the February 2005 reduction in force and the May 2005 realignment of the research and development organization, partially offset by ongoing costs for technology development, higher regulatory approval costs for a greater number of new game themes and higher share-based payment expense due the adoption of SFAS No. 123R. Research and development expenses included $0.6 million and $0.2 million of share-based payment expense in the March 2006 and 2005 quarters, respectively. We expect quarterly research and development expenses in fiscal 2006 to exceed those in the comparable prior year’s quarters.

Selling and administrative expenses included $2.0 million and $0.9 million of share-based payment expense in the third fiscal quarter of 2006 and 2005, respectively. Selling and administrative expenses were 20.3% and 19.1% of total revenues for the March 2006 and 2005 quarters, respectively, while share-based payment expense included in selling and administrative expenses represented 1.8% and 0.8% of total revenues in the third fiscal quarter of 2006 and 2005, respectively. We expect quarterly selling and administrative expenses in fiscal 2006 to exceed those in the comparable prior year’s quarters.

The March 2006 quarter depreciation and amortization expense increased from the same period in the prior year quarter as investment in new participation gaming machines in Bluebird cabinets for gaming operations has been at higher levels for the past six quarters. The Company invested $15.5 million in gaming operations machines and top boxes in the three months ended March 31, 2006. For at least the next two quarters, we expect that the level of investment in gaming operations equipment will continue to remain at high levels due to the ongoing growth of new participation gaming machines and conversion of more game themes, including related top boxes, in our new Bluebird cabinet.

Interest Expense

We incurred interest and issuance cost amortization expense of $1.0 million for the March 2006 and 2005 quarters, primarily related to our 2.75% convertible subordinated notes.

Interest Income, and Other Income and Expense, Net

In the March 2006 quarter, we recorded $0.8 million of net other income including investment income earned on cash, cash equivalents and short-term investments, which amounted to $58.1 million at March 31, 2006. In the March 2005 quarter, we recorded a pre-tax gain of $0.6 million from the license of certain intellectual property of a discontinued business, as well as $0.5 million of net other income including investment income earned on cash, cash equivalents and short-term investments which amounted to $42.3 million at March 31, 2005.

Income Taxes

The effective tax rates for the three months ended March 31, 2006 and 2005 were 25% and 37.5%, respectively. The March 2006 quarter effective tax rate is based on an annual effective tax rate of 32%, whereas we estimated our annual effective tax rate to be 35.5% as of the December 2005 quarter. The decrease in the estimated annual effective tax rate is due to higher anticipated research and development tax credits. WMS has now utilized all of its U.S. net operating loss carry forwards and paid approximately $7.7 million in estimated federal, state and local taxes during the March 2006 quarter.

Earnings Per Share

Diluted earnings per share were $0.26 and $0.21 for the March 2006 and 2005 quarters, respectively. The March 2006 diluted earnings per share includes $0.03, after tax, related to the adoption of SFAS No. 123R and $0.04, after tax, in total share-based payment expense.

NINE MONTHS ENDED MARCH 31, 2006 COMPARED WITH NINE MONTHS ENDED MARCH 31, 2005

Revenues, Gross Margins and Key Performance Indicators were as follows (in millions, except unit data):

	Nine Months Ended March 31,		Increase (Decrease)	Percent Increase (Decrease)
	2006	2005
Product Sales Revenues
New Unit Sales Revenue	$185.3	$165.4	$19.9	12.0%
Parts, Used Games, Conversions and OEM Revenues	36.0	33.9	2.1	6.2%

Total Product Sales Revenues	$221.3	$199.3	$22.0	11.0%

New Units Sold	15,903	16,532	(629)	(3.8)%
Average Sales Price Per Unit	$11,642	$10,006	$1,636	16.4%
Gross Profit on Product Sales Revenue	$94.1	$78.3	$15.8	20.2%
Gross Margin on Product Sales Revenue	42.5%	39.3%	3.2%	8.0%

Gaming Operations Revenues
Participation Revenue	$93.8	$58.5	$35.3	60.3%
Other Gaming Operations Revenues	13.4	19.0	(5.6)	(29.5)%

Total Gaming Operations Revenues	$107.2	$77.5	$29.7	38.3%

Average Participation Installed Base	6,149	4,599	1,550	33.7%
Average Casino-Owned Daily Fee Game Installed Base	769	135	634	469.6%

Installed WAP Games at Period End	1,279	615	664	108.0%
Installed LAP Games at Period End	1,230	—	1,230	n/m
Installed Stand-Alone Games at Period End	4,075	5,011	(936)	(18.7)%

Total Installed Participation Base at Period End	6,584	5,626	958	17.0%

Average Revenue Per Day Per Participation Machine	$55.70	$46.47	$9.23	19.9%
Installed Casino-Owned Daily Fee Games at Period End	776	357	419	117.4%

Gross Profit on Gaming Operations Revenue	$82.6	$60.9	$21.7	35.6%
Gross Margin on Gaming Operations Revenue	77.1%	78.6%	(1.5)%	(1.9)%

Total Revenues	$328.5	$276.8	$51.7	18.7%
Total Gross Profit	$176.7	$139.2	$37.5	26.9%
Total Gross Margin	53.8%	50.3%	3.5%	7.0%

n/m – not meaningful

Revenues and Gross Profit

Total revenues for the nine months ended March 31, 2006 increased 18.7%, or $51.7 million, to $328.5 million compared to the same period in fiscal 2005. The year-over-year improvement reflects:

•	For product sales revenue, a 16.4% increase in the average selling price of new gaming units, due to increased sales of premium priced product offerings, an increase in used games revenues of $3.5 million, realization of a $1.8 million earn-out from a performance-based contract with a lottery commission, and an increase in OEM sales. These increases were partially offset by a 3.8% decrease in new unit shipments due to the impact of casinos that closed following last summer’s Gulf Coast hurricanes and the significant reduction in shipments to Russia as a result of continued legislative transition.

•	Used game shipments of over 6,600, primarily “as-is” units to international markets in the March 2006 nine month period compared to 1,582 units in same period last year. We shipped 2,324 conversion kits in the March 2006 nine month period compared to 3,012 conversion kits in the same period last year and, as a result, conversion revenue decreased $6.4 million. We shipped 2,250 OEM units in the March 2006 nine month period compared to 1,750 units in the March 2005 nine month period.

•	Gaming operations participation revenue increases for the nine months ended March 31, 2006 of $35.3 million, primarily due to a 33.7% increase in the average installed base of participation games and a 19.9% increase in the average revenue per day from participation games reflecting a greater percentage of higher earning WAP and LAP gaming machines in the installed base, partially offset by a $5.6 million decrease in other gaming operations revenues due to lower royalty revenue from decreased purchases or placement of WMS games by our licensees.

We expect continued growth in our installed base and average revenue per day of gaming operations games in future quarters as we continue to roll out new WAP and LAP participation games in Bluebird cabinets.

Total gross profit, as used herein excluding depreciation expense, increased 26.9%, or $37.5 million, to $176.7 million for the nine months ended March 31, 2006 from $139.2 million for the same period last year. The gross margin on product sales revenues was 42.5%, inclusive of $0.3 million of share-based payment expense and $1.6 million gross profit on the earn-out on a lottery contract for the nine months ended March 31, 2006, compared to 39.3% for the same period last year. This improvement reflects the benefit of a higher average sales price and improved margins on new unit sales, partially offset by much higher sales of low-margin used games and lower sales of high margin conversion kits. The higher mix of used games revenues in overall product sales revenues impacted product sales gross margin by approximately 0.7%. Gross margin from gaming operations was 77.1% and 78.6% for the nine months ended March 2006 and 2005, respectively. Gaming operations gross margin for the nine months ended March 31, 2006 reflects a higher mix of lower margin WAP games and a lower amount of high-margin royalties earned from licensees, partially offset by an increase in the installed base of Jackpot Party Progressive units which, as a WMS brand, incurs no royalty expense.

Operating Expenses

Operating Expenses were as follows (in millions of dollars):

	Nine Months Ended March 31,
	2006		2005		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$36.3	11.1%	$38.5	13.9%	$(2.2)	(5.7)%
Selling and administrative	64.7	19.7%	55.5	20.1%	9.2	16.6%
Depreciation and amortization	40.0	12.2%	26.4	9.5%	13.6	51.5%

Total Operating Expenses	$141.0	42.9%	$120.4	43.5%	$20.6	17.1%

The year-over-year decrease in research and development expenses is due to lower platform approval costs, lower headcount as a result of the February 2005 reduction in force and the May 2005 realignment of the research and development organization, partially offset by ongoing costs for technology development, higher regulatory approval costs for a greater number of new game themes and higher share-based payment expense due the adoption of SFAS No. 123R. Research and development expenses included $2.1 million and $0.2 million of share-based payment expense for the nine months ended March 31, 2006 and 2005, respectively. We expect quarterly research and development expenses in fiscal 2006 to exceed those in the comparable prior year’s quarters.

Selling and administrative expenses included $7.5 million and $1.9 million of share-based payment expense for the nine months ended March 31, 2006 and 2005, respectively, or 2.3% and 0.7% of total revenues, respectively. The total dollar increased over the March 2005 nine month period is due to higher share-based payment costs, higher commissions, and increased marketing costs to generate higher revenues. We expect selling and administrative expenses to exceed those in the comparable prior year’s periods.

Depreciation and amortization expense for the nine months ended March 31, 2006 increased from the same period in the prior year as investment in new participation gaming machines in Bluebird cabinets for gaming operations has been at higher levels for the past six quarters. The Company invested $42.4 million in gaming operations machines and top boxes during the nine months ended March 31, 2006. The current period investment in gaming operation machines reflects our continual expansion of the installed base of our participation games and continued refreshing of our games with new game themes. We expect the investment in gaming operations machines to continue to remain at high levels through the remainder of fiscal 2006, fiscal 2007, and 2008 as we roll out new participation games installed in our Bluebird cabinet and expand our installed base.

Interest Expense

We incurred interest and issuance cost amortization expense of $3.2 million for the March 2006 nine month period and $3.0 million for the March 2005 nine month period primarily related to our 2.75% convertible subordinated notes.

Interest Income, and Other Income and Expense, Net

For the nine months ended March 31, 2006, we recorded $1.7 million of net other income including investment income earned on cash, cash equivalents and short-term investments, which amounted to $58.1 million at March 31, 2006. For the nine months ended March 31, 2005, we recorded $1.5 million of pre- and post-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved, a pre-tax gain of $0.6 million from the license of certain intellectual property of a discontinued business, and $1.4 million of net other income including investment income earned on cash, cash equivalents, and short-term investments.

Income Taxes

The annual effective tax rates for the nine months ended March 31, 2006 and 2005 were 32% and 30%, respectively. The fiscal 2006 annual effective tax rate was previously estimated to be 35.5% as of the December 2005 quarter. The decrease in the estimated annual effective tax rate is due to higher anticipated research and development tax credits. WMS has now utilized all of its U.S. net operating loss carry forwards and paid approximately $9.2 million in estimated federal, state and local taxes during the nine months ended March 31, 2006.

Earnings Per Share

Diluted earnings per share were $0.66 and $0.41 for the nine months ended March 31, 2006 and 2005, respectively. The fiscal 2006 diluted earnings per share includes $0.12, after tax, related to the adoption of SFAS No. 123R and $0.16, after tax, in total share-based payment expense.

LIQUIDITY AND CAPITAL RESOURCES

Our current sources of liquidity for the nine months ended March 31, 2006 were:

•	Existing cash and short-term investments;

•	Our net income of $23.3 million plus $40.0 million of depreciation and amortization, $1.9 million in deferred income taxes, and other non-cash expenses of $11.8 million, primarily share-based payment expense; and

•	Proceeds from stock option exercises of $2.7 million, excluding $0.6 million related tax benefits.

Selected balance sheet accounts are summarized as follows (in millions):

	March 31, 2006	June 30, 2005	Increase (Decrease)
Total cash, cash equivalents, and short-term investments(1)	$58.1	$44.8	$13.3
Total current assets(A)	318.2	311.1	7.1
Total assets	507.4	478.4	29.0
Total current liabilities(B)	66.9	69.3	(2.4)
Long-term debt	115.0	115.0	—
Stockholders’ equity	316.7	285.2	31.5
Net working capital (A) - (B)	251.3	241.8	9.5

(1)	Includes restricted cash of $8.4 million and $3.5 million as of March 31, 2006 and June 30, 2005, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash.

We believe that total cash and cash equivalents of $58.1 million at March 31, 2006, inclusive of $8.4 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, the levels of inventories and receivables required in the operation of our business, and repurchases of common stock. For the remainder of fiscal 2006, we do not expect to be dependent on cash flow from operations and we currently do not expect to borrow any money under our credit agreement. In fiscal 2007 and 2008, we expect cash flow from operations to continue to increase as we grow market share in our new product lines: mechanical reel, poker, and wide-area and local-area progressive systems. We do not believe we will need to raise additional capital in the short-term or long-term; however, we will assess market opportunities as they arise.

On October 4, 2005, we amended our unused line of credit for $50.0 million under a revolving credit agreement, due May 9, 2006, to increase the foreign exchange transaction and letter of credit sub-limit from $2.0 million to $5.0 million. We did not borrow any amounts on this line during the nine months ended March 31, 2006 or in fiscal 2005. See also “Subsequent Events” below.

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the nine months ended March 31, 2006, we repurchased 218,328 shares of our common stock for an aggregate price of $5.3 million at an average price of $24.23 per share. Since the inception of our common stock repurchase programs in January 2002 through March 31, 2006, we repurchased 3.4 million shares, or 10.6% of our previously outstanding shares, for $47.8 million at an aggregate average price per share of $14.01.

Our short-term investments primarily consisted of Auction Market Preferred Stocks stated at cost, which approximated market value. These investments generally had no fixed maturity date but most had dividend-reset dates every 49 days or longer. These investments could have been liquidated under an auction process on the dividend-reset dates subject to a sufficient number of bids being submitted. During the first three months of fiscal 2006 we disposed of our investments in Auction Market Preferred Stocks and currently hold our cash in interest-bearing accounts with various financial institutions.

During the nine months ended March 31, 2006, our net working capital increased $9.5 million from June 30, 2005. The following components affected the change working capital from June 30, 2005 to March 31, 2006:

•	An increase in total cash and cash equivalents of $13.3 million;

•	An increase in accounts and notes receivable (net) of $16.5 million, due to higher new unit shipments during the third month of the March 2006 quarter and an increasing trend in new unit sales and extension of credit terms to select customers in order to meet market demands;

•	A $17.4 million (net) decrease in inventory, due to a $12.2 million decrease in raw materials arising from the continued benefit of inventory controls implemented in the fourth quarter of 2005, as well as a $5.2 million decrease in finished goods;

•	An increase in net royalty advances of $1.6 million due to new technology and brand license agreements we entered into or amended during the nine months ended March 31, 2006;

•	A $2.4 million decrease in current liabilities. A $4.4 million decrease in other accrued liabilities, driven by a decrease in accrued royalties due to the timing of shipments and payments during the March 2006 quarter, partially offset by an increase in WAP system jackpot liabilities as new POWERBALL WAP systems went online. This decrease in other accrued liabilities was partially offset by a $1.1 million increase in accounts payable and a $0.9 million increase in compensation-related liabilities.

We have not experienced significant bad debt expense in any of the periods presented. We expect to continue to invest in working capital through the remainder of fiscal 2006 and 2007, albeit at a lower rate than in prior periods.

We have $16.6 million of current and long-term net deferred tax assets on our balance sheet as of March 31, 2006, a net decrease of $1.9 million from June 30, 2005. These represent taxable temporary differences expected to reverse in fiscal 2006 and future years, and foreign tax credits and foreign tax operating losses generated in prior fiscal years that can be claimed on fiscal 2006 and future income tax returns to reduce current tax due in those years. We believe it is more likely than not that we will realize the benefits of these deferred tax assets. On this basis, we have not provided any additional valuation allowance from that provided at June 30, 2005 related to realizability of such assets as of March 31, 2006. However, such valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

As described in Note 11 (Commitments and Contingencies) to our Condensed Consolidated Financial Statements, we have royalty commitments for brand and technology licenses that are not recorded in our balance sheet. See also “Off-Balance Sheet Arrangements and Contractual Obligations” below for further information regarding significant commitments.

At March 31, 2006, we had $115 million of convertible subordinated notes outstanding, with a 2.75% interest rate, and that mature on July 15, 2010. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay $3.2 million interest on the notes in semi-annual installments on January 15 and July 15. Conversion of our 2.75% convertible subordinated notes into shares of common stock would reduce our annual interest expense. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

The following table summarizes our sources and uses of cash for the periods shown (in millions):

	Nine Months Ended March 31,
	2006	2005	Change
Net cash provided by (used in):
Operating activities	$66.9	$(33.5)	$100.4
Investing activities	(50.7)	(17.6)	(33.1)
Financing activities	(2.0)	12.1	(14.1)
Effect of exchange rates on cash and cash equivalents	0.3	0.2	0.1

Net increase (decrease) in cash and cash equivalents	$14.5	$(38.8)	$53.3

In fiscal 2005, we reclassified our investment and advances in other assets relating to technology and brand license agreements and costs paid to third parties for patents and trademarks from operating activities to investing activities in our consolidated statement of cash flows. Refer to Note 8 (Royalties, Licensed Technologies, Patents, and Trademarks) to our Condensed Consolidated Financial Statements for further information.

Cash provided by operating activities was $66.9 million for the nine months ended March 31, 2006, as compared to cash used of $33.5 million for the nine months ended March 31, 2005. The $100.4 million increase in cash from operating activities resulted from several factors, including a $71.9 million lower investment in operating assets and liabilities during the nine months ended March 31, 2006. In addition, net income and deferred income taxes for the nine months ended March 31, 2006 provided $25.2 million cash flow from operations, an increase of $5.9 million of cash from operations for the nine months ended March 31, 2006 compared to $19.3 million of cash provided to operations in the nine months ended March 31, 2005. Depreciation and amortization expense provided $40.0 million of cash to operations for the nine months ended March 31, 2006, as compared to $26.4 million for the nine months ended March 31, 2005. Non-cash expenses, consisting of mostly share-based payment expense in both periods, increased to $11.8 million in the nine months ended March 31, 2006 from $2.8 million in the nine months ended March 31, 2005, mostly due to the $7.5 million impact from the required adoption of SFAS 123R effective July 1, 2005.

We anticipate cash to be provided by operations over the next twelve months, due to anticipated increases in revenues from higher new unit sales at a higher average selling price, greater participation gaming machine placements, and a higher average revenue per day, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the increase in our revenues.

Components of the change in operating assets and liabilities are as follows (in millions):

	Nine Months Ended March 31,		Increase (Decrease)
	2006	2005
Decrease (increase) in operating assets:
Accounts and notes receivable, net	$(16.6)	$(42.8)	$26.2
Inventories, net	20.7	(40.8)	61.5
All other operating assets	(11.3)	(15.5)	4.2

Increase (decrease) in operating liabilities:
Current liabilities	(2.9)	17.1	(20.0)

Net increase in operating assets and liabilities	$(10.1)	$(82.0)	$71.9

For the nine months ended March 31, 2006, the $16.6 million increase in accounts and notes receivable reflects an increasing trend in new unit sales revenues and extension of credit terms to select customers, while inventories decreased $20.7 million, after consideration of transfers of $3.3 million from gaming operations machines, as we made progress in lowering our inventory levels. The $11.3 million increase in all other operating assets was primarily due to: a $4.9 million increase in restricted cash; a $6.3 million increase in prepaid and other assets; partially offset by a $1.9 million decrease in deferred tax assets during the nine months ended March 31, 2006. The decrease of current liabilities, after consideration of $0.5 million of accretion of a deferred licensing purchase obligation, was due to lower accrued liabilities, partially offset by an increase in accounts payable and compensation-related liabilities.

For the nine months ended March 31, 2005, the $42.8 million increase in accounts and notes receivable reflects an increasing trend in new unit sales, and raw material and finished goods inventories increased $40.8 million, after consideration of transfers of $1.0 million from gaming operations machines, as we prepared for an increased volume of business. The $15.5 million increase in all other operating assets was primarily due to: a $1.9 million increase in patents; a $2.2 million increase in long-term notes receivable; a $2.2 million increase in restricted cash; a $4.5 million increase in prepaid and other assets; and after consideration of the deferred tax provision, a $3.5 million increase in deferred tax assets during the nine months ended March 31, 2005. The increase of current liabilities was due to higher accounts payable related to increases in inventories and higher accrued liabilities, including compensation related liabilities.

Cash used by investing activities was $50.7 million and $17.6 million for the nine months ended March 31, 2006 and 2005, respectively. Cash used for the purchase of property, plant and equipment for the nine months ended March 31, 2006 was $11.2 million compared with $7.0 million for the comparable prior year period. We purchased land and a building near our technology campus in the September 2005 quarter and are currently planning the renovation of this space in fiscal 2007. In the fall of 2005, we began an expansion of our Waukegan manufacturing facility, which we expect will cost between $10 million and $12 million. However, on an overall capital expenditure basis, we do not anticipate any significant changes in the general trend of our capital expenditures for property, plant and equipment in the remainder of fiscal 2006, fiscal 2007, or fiscal 2008. Cash used for additions to gaming operation machines was $42.4 million and $44.0 million for the nine months ended March 31, 2006 and 2005, respectively. The current period investment in gaming operation machines reflects our continual expansion of the installed base of our participation games and continued refreshing of our games with new game themes. We expect the investment in gaming operations machines to continue to remain at high levels through the remainder of fiscal 2006, fiscal 2007, and 2008 as we roll out new participation games installed in our Bluebird cabinet and expand our installed base. Net cash of $6.1 million was provided from the redemption of short-term investments for the nine months ended March 31, 2006, compared to $37.3 million provided from the redemption of such investments in the comparable prior year period. Cash used for investment and advances in royalties, licensed technologies, patents, and trademarks for the nine months ended March 31, 2006 was $3.2 million compared with $3.9 million for the nine months ended March 31, 2005. Both periods reflect amounts paid for royalty advances for technology and brand license agreements and increases in patent and trademarks costs paid to third parties. We have no material commitments for capital expenditures at March 31, 2006.

Cash used by financing activities was $2.0 million for the nine months ended March 31, 2006 compared with cash provided of $12.1 million for the comparable prior year period. We received $2.7 million and $8.6 million from the exercise of stock options in the nine months ended March 31, 2006 and 2005, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options. During the nine months ended March 31, 2006 we repurchased 218,328 shares of our common stock for an aggregate price of $5.3 million at an average price of $24.23 per share.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We use financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines. Our obligations under these arrangements and under our convertible subordinated notes at March 31, 2006 were as follows (in millions):

	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Contractual Obligations
Operating leases	$29.2	$4.1	$6.6	$5.8	$12.7
Royalty payments	51.9	4.6	31.4	10.8	5.1
Non-cancelable raw materials purchase orders	33.8	33.8	—	—	—
Convertible subordinated notes	115.0	—	—	115.0
Other, including guaranteed minimum employment agreements	9.8	6.9	2.9	—	—

Total	$239.7	$49.4	$40.9	$131.6	$17.8

The total potential royalty commitments made decreased from $56.9 million at June 30, 2005 to $51.9 million at March 31, 2006 primarily due to payments of $7.1 million during the nine months ended March 31, 2006, partially offset by new and amended brand licensing and technology agreements. Potential royalty commitments could continue to increase in the future as we enter into new brand licensing and technology agreements.

Non-cancelable raw materials purchase orders increased during the March 2006 quarter due to the Company formalizing agreements with certain suppliers.

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

SUBSEQUENT EVENTS

On May 1, 2006, we entered into a new multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million, and replaces the $50 million revolving credit facility which would have expired on May 9, 2006. Up to $10 million of the credit facility is available for the issuance of letters of credit. The new credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. If the covenants were in force as of March 31, 2006, approximately $88.3 million would have been available for such purposes under the most restrictive of these covenants. The new arrangement is led by JP Morgan Chase Bank, N.A. and also includes

Bank of America, N.A. and LaSalle Bank National Association. We believe that having access to more borrowing capacity further solidifies our capital structure, without offering equity, and provides access to capital that can be used to continue pursuing our strategies for expansion.

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

Factors which could cause our actual results to differ from expectations include:

•	if we do not obtain and retain licenses to use intellectual properties and licensors’ approvals of new products on a timely basis, our revenues will be adversely affected,

•	delay or refusal by regulators to approve our new gaming platforms, cabinet designs, game themes and related hardware and software,

•	a failure to obtain and maintain our gaming licenses and regulatory approvals,

•	an inability to introduce in a timely manner new games and gaming machines that achieve and maintain market acceptance,

•	a decrease in the desire of casino customers to upgrade gaming machines or allot floor space to leased or participation games, resulting in reduced demand for our products;

•	a software anomaly or fraudulent manipulation of our gaming machines and software,

•	a failure to obtain the right to use, a lapse of a right to use, or an inability to adapt to rapid development of new technologies, and

•	an infringement claim seeking to restrict our use of material technologies.

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

BRONCO BILLY, DIRTY HARRY and DO YOU FEEL LUCKY™ & © Warner Bros. Entertainment Inc. (S05).

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

SUPERMARKET SWEEP is a trademark of Al Howard Productions, Inc.

WORLD SERIES OF POKER is a trademark of Harrah’s License Company, LLC. All rights reserved.

YOU BET YOUR LIFE™ & ©National Broadcasting Co., Inc.

5X Railroad, All In the Cards, Bluebird, Can’t Lose, Cash Flow, Center Star Wild, Color Dotmation, CPU-NXT, Fiery Sevens, Fun House, Galactic Payback, Go Wild, Hot Hot Penny, Hot Hot Super Jackpot, Jackpot Party, Jackpot Party Progressive, Kahuna Kash, Money, Own It All, Premier Night, Prize Spin, Reel ‘Em In, Reel ‘Em In Big Bass Bucks, Reel ‘Em In Poker, Reel Riches, Riches of the Universe, Ring, Road to Riches, Save the World, Scroll Top, Shake, Rattle & Roll, Wanted, Wild Chance, Wild Dice and Wild Shot are trademarks or registered trademarks of WMS Gaming Inc. All rights reserved.

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

Equity Price Risk

As of March 31, 2006, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $175.5 million. Using a discounted cash flow model and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $2.7 million, but would not be material to our cash flows or future results of operations. This change in fair value would have no effect on our cash flows or future results of operations. However, the fair value of our convertible fixed rate debt is more significantly dependent on the market price of our common stock into which it can be converted.

Foreign Currency Risk

During the quarter ended March 31, 2006, we had no changes in our foreign currency risk.

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

As a part of the ongoing implementation and upgrade of an Oracle ERP system, we have continued to update our internal controls over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures, especially in our inventory and manufacturing processes. There have not been any other changes in our internal controls over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect internal controls over financial reporting as of the end of the period covered by this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common shares for the third quarter of fiscal 2006:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Units)	Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased under the Plans or Programs
January 1, 2006 – January 31, 2006	—	—	—	$17,009,013
February 1, 2006 – February 28, 2006	61,200	$24.48	61,200	$15,510,546
March 1, 2006 – March 31, 2006	28,928	$27.67	28,928	$14,710,106

Total	90,128	$25.51	90,128	$14,710,106

(1)	On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. The authorization will expire November 2, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	$100 million Credit Agreement (the “Credit Agreement”), dated May 1, 2006 between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle Bank National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent, incorporated by reference to WMS current report on Form 8-K filed May 5, 2006.

10.2	WMS Industries Inc. Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2005, as approved by the Compensation Committee of the Board of Directors on March 9, 2006 incorporated by reference to WMS current report on Form 8-K filed March 15, 2006.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: May 10, 2006	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: May 10, 2006	By:	/s/ John P. McNicholas Jr.
John P. McNicholas Jr.
Chief Accounting Officer
(Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	$100 million Credit Agreement (the “Credit Agreement”), dated May 1, 2006 between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle Bank National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent, incorporated by reference to WMS current report on Form 8-K filed May 5, 2006.

10.2	WMS Industries Inc. Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2005, as approved by the Compensation Committee of the Board of Directors on March 9, 2006 incorporated by reference to WMS current report on Form 8-K filed March 15, 2006.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.