Form 10-K
period 2006-06-30
WMS INDUSTRIES INC /DE/
filed 2006-09-11
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE FISCAL YEAR ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 1-8300

WMS INDUSTRIES INC.

(Exact name of registrant as specified in its charter)

Delaware	36-2814522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 South Northpoint Blvd., Waukegan, Illinois	60085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (847) 785-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.50 par value Stock Purchase Rights pursuant to Rights Agreement	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

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

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the common stock on December 30, 2005, was $785,268,451. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On August 31, 2006, the number of shares of common stock outstanding was 31,954,939 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement to be filed on or about October 25, 2006, with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.

CAUTIONARY NOTE

This Report contains forward-looking statements concerning our future business performance, strategy, outlook, plans, liquidity, pending regulatory matters and outcomes of contingencies including legal proceedings, among others. Forward-looking statements may be typically identified by such words as “may,” “will,” “should,” “expect,” “anticipate,” “seek,” “believe,” “estimate,” “plan” and “intend,” among others. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements may be guaranteed. Factors that could cause our actual results to differ from expectations, include the risks set forth under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other items in this Report. Forward-looking statements speak only as of the date of this Report.

PART I

ITEM 1. BUSINESS.

General

WMS Industries Inc. (“WMS” or the “Company”) is engaged in the design, manufacture, and marketing of gaming machines (video and mechanical reel type), video lottery terminals (“VLTs”), and in gaming operations, which consists of the placement in legal gaming venues of participation games, including gaming machines linked to wide-area progressive (“WAP”) jackpot systems, local-area progressive (“LAP”) jackpot systems and non-linked, stand-alone gaming machines. We also derive revenue from licensing our game themes (“games”) to third parties. We serve the gaming industry worldwide. As of June 30, 2006, our production remained exclusively in the United States and we had development and distribution offices in the United States, Australia, Spain, the United Kingdom and South Africa. On July 13, 2006, with our acquisition of Orion Financement Company B.V. (“Orion Gaming”), we added a production, development and distribution facility based in the Netherlands (see “Recent Developments” below).

We seek to develop games and gaming machines that offer high entertainment value and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming machines feature advanced graphics, digital sound and engaging game themes, and most incorporate secondary bonus rounds. Some of our games use licensed, well-recognized brands such as MONOPOLY™, HOLLYWOOD SQUARES™, MEN IN BLACK®, WORLD SERIES OF POKER™ and POWERBALL®. In designing our games and gaming machines, our designers, engineers, artists and development personnel build upon our almost 60 years of experience in designing and developing entertaining and exciting games from jukeboxes and pinball games, to video and arcade games and, now, to gaming machines for the casino industry.

We conduct our gaming machine business through our subsidiaries, including WMS Gaming Inc. (“WMS Gaming”), which market our products under the WMS Gaming trademark. Our fiscal year begins on July 1 and ends on June 30.

We have only one business segment. Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenue and costs of revenues information included in the Consolidated Statements of Operations and cost of gaming operations machines and related accumulated depreciation included in the Consolidated Balance Sheets). For information about our revenues, net income, assets, liabilities, stockholders equity and cash flows, see our Consolidated Financial Statements included in this Report and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. WMS succeeded to the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors and, beginning in the late 1990’s, entered the gaming machine market. Our principal executive offices are located at 800 South Northpoint Blvd., Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our Internet website address is www.wmsgaming.com. Through our Internet website, we make available free of charge our annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the information has been filed with or furnished to the SEC. We will also provide electronic or paper copies of these reports free of charge upon request to our principal office, Attention: Treasurer. Information contained on our website is not part of this Report. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Company and Product Overview

We design, manufacture and market innovative gaming machines and VLTs for customers in legalized gaming jurisdictions world-wide. Our products consist primarily of multi-coin, multi-line video gaming machines and we were one of the original developers of such gaming machines in the U.S. market. Our video gaming machines include engaging themes, advanced graphics and digital sound effects and music. We have also developed and sell mechanical reel-spinning gaming machines and poker games, which we began shipping to customers in fiscal 2005 as part of our efforts to fully serve the gaming machine needs of our customers.

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

We generate revenue in two principal ways. First, we generate product sales revenues from the sale to casinos and other licensed gaming machine operators of new and used gaming machines and VLTs, conversion kits (including theme and/or operating system conversions), parts, and original equipment manufacturing (“OEM”) for third parties. Second, we earn gaming operations revenues from leasing participation gaming machines and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content.

Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in 91 foreign gaming jurisdictions. Our revenues for the past three years were as follows (in millions):

	2006	2005	2004
Revenues:
Product sales	$302.5	$278.6	$145.9
Gaming operations	148.7	109.8	84.3

Total revenues	$451.2	$388.4	$230.2

Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Report for further information.

Product Sales

We offer the following products for sale:

•	Multi-coin, multi-line video gaming machines. Our line of multi-coin, multi-line gaming machines combine advanced graphics, digital sound effects and music, and secondary bonus games. In the primary game, the video screen of these gaming machines simulates traditional mechanical reel-spinning gaming machines. In the bonus round for our games, the video screen shows a variety of amusing interactive themed content. Depending on the game, the player can wager up to 200 coins per play. We have a strong player following in this product category since the successful introduction of Reel ‘Em In® in 1997 and we now have 53 game themes approved for our video product line and CPU-NXT® operating system. We introduced 21 new game themes in this product category during fiscal 2006, compared to 17 new games in fiscal 2005.

•	Mechanical reel-spinning gaming machines. We now have 68 game themes approved for our mechanical reel product line and operating system. We have received approvals for five series of three-reel mechanical reel games under the Can’t Lose®, Scroll Top®, Ring™, Color Dotmation™ and MegaMultiplier® series brand names, plus our four-reel mechanical gaming machines. The five-reel mechanical gaming machine is one of the fastest growing products on today’s casino floors. Our Hot Hot Super Jackpot™ series of games, which was approved in the fourth quarter of fiscal 2006 and was the first Bonus Bet™ five-reel mechanical gaming machine in the market, offers our first low-denomination mechanical reel games and features an additional side bet to increase the frequency of the bonus round. This new product is also based on our new mechanical reel platform, powered by CPU-NXT, and features state-of-the-art lighting and sound package that make the gaming machines stand out on a casino floor. We launched this product line with three new base games, with additional games to follow. We introduced 36 new mechanical reel game themes during fiscal 2006, compared to 32 new game themes in fiscal 2005.

•	Poker. Our poker product line currently includes 3 WAY-ACTION®, Reel’ Em In Poker™ and WORLD SERIES OF POKER™. We recently received approval for, and in early March 2006 launched the first WORLD SERIES OF POKER branded gaming machine in conjunction with Harrah’s, the licensor. The first game is a multi-set of traditional poker products leveraging the WORLD SERIES OF POKER brand name and one of the games includes a bonus feature where players participate in the final table of the WORLD SERIES OF POKER event. These games were exclusively featured at Harrah’s casinos for most of the June 2006 quarter, before we introduced this product line at other casinos. We commercialized this game as a casino-owned daily fee game where the casino purchases the base hardware and leases the top box and game theme for a lower lease price point than if they leased the entire gaming machine.

•	Parts Sales, Game Conversions, OEM and Used Games. We sell replacement parts and game theme conversions for our legacy and Bluebird® gaming machines. We also sell CPU-NXT upgrade kits, which enable casinos to upgrade legacy WMS gaming machines in order to obtain all the features and functionality of the CPU-NXT operating system for a lesser price compared to the purchase of a new Bluebird cabinet. In addition, we manufacture and sell gaming stations in legacy and Bluebird cabinets under OEM agreements. We also sell used games that are acquired on a trade-in basis or that were previously placed on a participation basis. We expect that our revenues from these sources will increase in the future as our installed base of gaming machines sold expands.

Gaming Operations

Our gaming operations business includes the following:

•

Participation games. WMS-owned gaming machines that we lease based upon any of the following payment methods are referred to as participation games: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We have the ability to place these gaming machines on a participation basis because the popularity of the brand and the superior performance of the game generates higher wagering and net win to the casinos or gaming machine operators than the games we sell to casinos or other gaming machine operators.

•	WAP participation games. A WAP system electronically links gaming machines that are located across multiple casinos within a gaming jurisdiction, or across Native American gaming jurisdictions. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a stand-alone gaming machine. Our WAP games include titles under the MONOPOLY brand, CLINT EASTWOOD®-based games and, since March 2006, the POWERBALL brand. Our POWERBALL gaming machines include both video and mechanical reel gaming machines based on our new mechanical reel platform powered by CPU-NXT, and feature nine “local area progressive jackpots” that add to the excitement of playing the game since the player could win up to nine local jackpots in one spin. Since inception, the POWERBALL games have performed at a premium above the initial performance of our prior WAP links. Net win per gaming machine on WAP systems is generally higher than on LAP and non-linked stand-alone participation gaming machines. WAP game themes are also used in LAP gaming machines or stand-alone participation gaming machines in jurisdictions where we do not operate a WAP system.

•	LAP participation games. A LAP system electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino. Our LAP gaming machines feature our proprietary brand, Jackpot Party Progressive™ and, in those jurisdictions where we do not operate a WAP system, POWERBALL. These games also include a LCD screen in the topbox that provides new and entertaining bonus experiences. Our LAP products give the player the chance to win multiple progressive jackpots and leverage both our exclusive brand names and our gameplay intellectual property which tend to drive up the average bet on these games. Net win per gaming machine on LAP systems is generally higher than on non-linked stand-alone participation gaming machines on a casino floor, but lower than that of WAP games.

•	Stand-alone participation games. We lease participation games on a non-linked basis, which we call stand-alone games. Our stand-alone games feature, among others, licensed titles under the MONOPOLY, MEN IN BLACK and HOLLYWOOD SQUARES brands and, in those jurisdictions where we do not operate a WAP system, CLINT EASTWOOD-based games. Our stand-alone gaming machines generally feature larger mechanical or video top boxes and provide game play experiences not possible on a single screen game.

•	Casino-owned daily fee games. This category consists of gaming machines where the casino purchases the base hardware of the gaming machine and we lease the top-box and game theme to the casino at a lower fixed daily lease fee. This category features titles under the MATCH GAME™, PASSWORD™, SUPERMARKET SWEEP™ and YOU BET YOUR LIFE™ brands, as well as WMS-branded games. Casino-owed daily fee games feature a second LCD screen in the topbox that provides new and entertaining bonus experiences for the player.

•	Video Lottery Terminals. Our VLTs include both video and mechanical reel-spinning gaming machines. They feature advanced graphics, digital sound effects and music and incorporate many of the same features from our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants. We began offering VLTs with CPU-NXT and in the Bluebird cabinet in the second quarter of fiscal 2005.

•	Licensing. We derive revenue from the licensing of game themes and content. Methods for determining the license or royalty revenue vary, but generally are based on a fixed amount for each licensed game placed or shipped in a period, or a fixed daily royalty amount for each game. We earn license or royalty revenues primarily from Multimedia Games Inc., Stargames Corporation Pty. Ltd. and Bally Technologies Inc.

For casino-owned daily fee games, casinos also have the option to either lease the complete gaming machine, top box and game theme (in which case the unit is classified as a stand-alone participation game), or to purchase outright the base gaming machine, top box and game theme at a premium price (which is classified as product sales revenue).

In certain jurisdictions, VLT operators purchase outright our VLTs and we classify the revenue from these purchases as product sales revenues. In other jurisdictions, VLT operators lease our VLTs and pay us a lease rate based on the net earnings of the gaming machine. We classify the lease payments as gaming operations revenues. We do not include VLTs in our installed base of participation games.

Server-based Gaming

We believe that server-based gaming (“SBG”) will be the next significant technology development in the gaming machine industry. Server-based gaming refers to a gaming system in which game content and peripherals are configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that also enables custom configuration by operators and central determination of game outcomes. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and represent a significant addition to our existing portfolio of product offerings.

Our vision for SBG emphasizes enhanced game play and excitement for the player, in addition to the above mentioned functions. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe SBG will permit game play to be communal among multiple players.

Our Wide Area Game Enhanced Network™, or WAGE-NET™ product, is currently undergoing regulatory review, and we expect to launch the first phase of our server-based game initiative, MONOPOLY Big Event®, in the December 2006 quarter. It will offer a first-of-its-kind true Community Gaming™ experience, where all eligible players win in the bonus round together. This product has a central server to control the shared communal play, and utilizes the enhanced graphics and game play of our CPU-NXT operating platform. We have designed WAGE-NET so that it will support our casino customers’ existing investment in our Bluebird products, and yet enable them to begin to move towards server-based gaming.

Recent Developments

Acquisition of Orion Gaming

On July 13, 2006, we acquired 100% of the outstanding stock of privately-held Orion Financement Company B.V., a Netherlands-based holding company that designs, manufactures and sells gaming machines. We expect the acquisition to expand our international presence and game library, while adding a proven product development team focused on international opportunities. Orion Gaming’s senior management, which has led the company from inception, will remain with the company. Orion Gaming will operate as a separate subsidiary. The transaction is expected to be neutral to slightly accretive to our fiscal 2007 net income.

Gulf Coast Hurricanes

During the September 2005 quarter, two hurricanes devastated the Gulf Coast of Louisiana and Mississippi, which affected our facilities and our customers’ facilities. We reopened our Gulfport, MS facility in November 2005, but incurred, and continue to incur, hurricane-related revenue loss from the following items: a) the inability to deliver orders for new units, many of them premium-priced units, and to install incremental participation games and casino-owned daily fee games; b) lost revenues per day per machine from participation games, including WAP games, and casino-owned daily-fee games that continued to be inoperable at June 30, 2006; c) lost revenues from participation games, including WAP games and casino-owned daily-fee games installed in casinos that were closed immediately after the hurricanes but reopened before June 30, 2006; and d) lost new unit, parts sales and conversion revenues. Historically, our participation revenue per day in the Mississippi and Louisiana markets has been over 40% higher than our overall average.

Russian Market

We have a distribution agreement with a third party covering Russia and certain other countries. In July 2005, the Russian government began enacting certain changes to its gaming laws to enhance the regulatory environment in Russia. During this on-going regulatory transition, demand for new gaming machines has abated and, as a result, we only sold 328 new gaming machines to our Russian distributor in fiscal 2006, compared to almost 3,000 gaming machines in fiscal 2005. Currently, we expect the Russian market to begin to return to more normal demand in the latter part of fiscal 2007, but this timing is dependent on the Russian legislature’s full implementation of changes in the law.

Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report for further information.

Industry Overview

There are three classes of gaming markets:

•	Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level.

•	Class II gaming includes bingo, electronic aids to bingo, and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by individual Native American tribes, with the National Indian Gaming Commission having oversight of the tribal gaming regulatory process.

•	Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including gaming machines.

We currently serve the Class II (through agreements with third parties) and Class III markets.

Casino operators continuously seek to increase revenue growth and profitability at their casinos. The importance of gaming machine revenue to casino operators’ profitability has created demand for gaming machines that have the ability to generate superior net win. As a result, the pace of innovation in game design continues to accelerate, and gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value and appeal of games and gaming machines. We believe that four of the most significant recent developments in gaming machine design have been: (1) the development of video gaming machines that simulate mechanical reel-spinning gaming machines, (2) the introduction of gaming machines with secondary bonus rounds, (3) cashless gaming and (4) low denomination wagering coupled with local-area and wide-area progressive jackpots:

•	Video gaming machines that simulate a mechanical reel-spinning gaming machine on a video screen are predominantly multi-coin, multi-line gaming machines that offer multiple distinct pay lines and allow up to 200 or more coins to be wagered on a single play. This tends to increase the average wager per play.

•	Secondary bonusing allows a player to advance beyond the primary game into a bonus round if the player attains a specified result in the primary game. The bonus rounds are designed to create significant player appeal by giving the player more interactive options and a sense of investment in the game. This encourages the player to continue to play the primary game in an effort to achieve all of the bonus rounds in a game. In addition, the bonus rounds give game designers an opportunity to incorporate additional entertaining content into the game.

•	Various forms of cashless gaming reduce casino operators’ costs and machine downtime as coins are no longer dispensed from the gaming machine when a casino patron wants to cash out. Instead, the gaming machine prints tickets or, through casino systems, banks the payout in an account for the casino patron. This technology has proven popular with casino patrons and casino operators.

•	Low denomination video and mechanical reel games coupled with local and wide-area progressive jackpots allow the casino patron more flexibility in wagering a lower number of coins with multiple chances to win. Lower-denomination settings are 1 cent, 2 cents, 5 cents, 10 cents and 25 cents. Most penny gaming machines average 25 lines and up to 10 credits per line—250 coins, or $2.50, per play, based on the maximum possible wager. With secondary bonuses and local or wide-area progressive jackpots, players can win large amounts on a single wager. The growing popularity of the low denomination gaming machines has significantly impacted the evolution of game development technology.

We expect continued demand for multi-coin, multi-line video gaming machines and other gaming machines that offer the player secondary bonus rounds and other enhanced entertainment features, which we believe result in higher amounts wagered and higher net win per machine for casinos. As casino operators continue to adopt cashless gaming in their casinos, we expect that most of the gaming machines we sell or place in casinos will support cashless gaming.

As mentioned in the “Company and Product Overview” above, we believe that server-based gaming will be the next significant technology development in the gaming machine industry. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation. See “Government Regulation” below for further information.

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

Leveraging Our Product Development Expertise to Introduce Innovative New Games: We have almost 60 years of experience developing fun, humorous and exciting games in a variety of industries. Over the past four years, we have enhanced our game development efforts by adding key management, design personnel and software engineers to our product development group. We have renovated our facilities and organized our game development team into a studio format to help promote innovation while maintaining a focused development approach in an effort to maximize the entertainment value of our products. We believe that our proven game development capabilities, combined with the additional functionalities and enhanced features of our new gaming platform, will enable us to increase our market share.

Maximizing the Potential of Our Participation Games and Exclusive Licenses of Popular Brands: As the exclusive licensee of the MONOPOLY brand for use with gaming machines, we have converted a popular board game brand into a successful line of superior-earning gaming machines. We have also licensed additional brands, including WORLD SERIES OF POKER, MEN IN BLACK and POWERBALL and now have several series of participation game themes utilizing these brands. The name recognition and creative game design of our branded products have allowed us to lease them to casino operators as participation games, generating a high-margin recurring revenue stream for ourselves, as well as the casinos. We continue to pursue new licensed brands and additional themes based on the guidance of focus group testing of casino patrons.

Our Product Offerings: Engaging and humorous themes and a high degree of player interactivity are incorporated into each of our games, particularly in the secondary bonus rounds. We believe that by designing games and gaming machines that are fun and interesting to play and incorporating the latest gaming technologies, we supply games and gaming machines with superior player appeal. We have also expanded our product lines to be able to fully serve casino operators’ gaming machine requirements. See “Company and Product Overview” above for further information.

Our Technology Foundation: We have received the requisite regulatory approvals for the upgraded version of our legacy operating system software and for our current operating system and gaming platform, CPU-NXT, that supports added functionality, increased graphical capability and speed of play of our video gaming machines. In fiscal 2006, we migrated our mechanical-reel product line onto the CPU-NXT operating system. We continue to work to incorporate new technologies into our software and hardware platforms in anticipation of evolving customer preferences and future regulatory requirements.

Our Innovative Bluebird Cabinets: Our innovative Bluebird cabinet is used for our video, mechanical reel-spinning, poker, participation and VLT products. With 80% of the internal components being interchangeable between upright and slant models, the Bluebird cabinet is easier and faster to service than our legacy cabinets. Bluebird cabinets incorporate features such as an ergonomic design, 19-inch digital, high-resolution flat screen monitors for the video version of the product that can display advanced graphics generated by our CPU-NXT operating system, simultaneous coin-in/coin-out and cashless capabilities, and sound systems by Bose Corporation (“BOSE”), including the BOSE® FREE FIELD® directed audio system that reduces peripheral distracting noises.

Continuing Our Expansion into International Markets: We are authorized to conduct business in 91 foreign gaming jurisdictions. We anticipate growth in foreign markets with the continued penetration of CPU-NXT, Bluebird, mechanical reel-spinning gaming machines, video poker games and additional game titles.

We have offices in the United States, Australia, Italy, South Africa, Spain and the United Kingdom and have plans to expand into Argentina and Macau. The United Kingdom office houses an internationally focused game development studio and, beginning in fiscal 2006, includes sales and distribution functions. We continue to view Russia as a market with high growth potential, once the legislature completes enacting changes to the gaming laws.

With our July 2006 acquisition of Orion Gaming, we added a production, development and distribution facility based in the Netherlands. Orion’s products have a slightly lower price point, which we believe will appeal to certain international customers. In addition, we are developing a low price point product for Russia and certain other markets that we expect to begin offering in fiscal 2007.

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

Our Chicago research and design facility is a state-of-the-art technology campus that houses four development studios, with additional studios in Las Vegas, London, Sydney and, with our July 2006 acquisition of Orion Gaming, the Netherlands. Each studio works concurrently on multiple games and is staffed with software developers, graphic artists, mathematicians and game developers. In some cases, we may outsource testing and graphic design functions to independent designers under contract to us.

During fiscal 2006, 2005 and 2004, we spent approximately $49.0 million, $50.3 million and $44.8 million, respectively, on design, research and product development. Customer specific research and development costs for new products were not significant in any year. We also have additional property available for future expansion of our Chicago facility, beginning in fiscal 2007.

Some of our gaming machines are based on popular brands licensed from third parties, such as Hasbro Inc., CBS Consumer Products and Sony Pictures Consumer Products Inc. Typically, we are obligated to make minimum royalty payments over the term of our license agreement and to make advanced payments against those commitments. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

We have entered into a technology transfer agreement with Cyberscan Technology Inc. (d/b/a Cyberview Technology), under which we purchased the latest versions of Cyberview’s server-based and downloadable gaming system and related technologies. The non-exclusive agreement also gives us the right to create derivative versions of these systems and to use, sell, lease, export or distribute the Cyberview technologies, subject to certain restrictions including time and product restrictions on entry into certain markets. Cyberview designs and develops server-based game download and gaming systems and related player stations and equipment. The Cyberview technologies purchased by us include centrally controlled game download and remote configuration subsystems, as well as a centrally controlled outcome determination module and advanced security and authentication capabilities.

In addition, Cyberview has granted us a non-exclusive, perpetual, irrevocable, worldwide license to its technology patent portfolio related to server-based gaming. Cyberview provided our system technology team with initial technical and functional support to enable us to operate, maintain and further develop these technologies.

We also have entered into a five-year agreement (through fiscal 2010) to license certain of our game content to Cyberview for use in lottery markets and certain other non-casino markets outside of North America in exchange for ongoing royalties. In addition, we obtained a right of first refusal relating to the 45% of the common shares of Cyberscan Technology held by Cyberview’s principal stockholders.

We have entered into agreements with other third parties to accelerate our development of advanced gaming system solutions that we believe will catalyze the next cycle of technology implementation as server-based gaming. These agreements are in line with our strategy to be at the forefront of content enablement and innovation for the casino floor.

Sales and Marketing

We are authorized to sell or lease our gaming machines to casinos in 177 tribal jurisdictions and 125 other gaming jurisdictions worldwide. See also “Government Regulation—General” below. In most gaming jurisdictions, we sell our gaming machines directly, rather than through the use of distributors, which we believe allows us to provide superior customer service and enhances profitability.

From our introduction of the Bluebird cabinet and CPU-NXT in September 2003 through August 31, 2006, we have issued sales orders or executed agreements to sell over 72,200 Bluebird gaming machines or CPU-NXT upgrade kits. Of the over 72,200 units for which we have issued sales orders or executed agreements, over 63,800 of them were shipped by August 31, 2006. Of the remaining units, approximately 7,400 are Bluebird units and approximately 1,000 are CPU-NXT upgrade kits. We expect to deliver the balance of these units over the next four quarters.

We sell and lease our gaming machines through 31 salespeople in offices in several United States locations, and 12 salespeople in our international offices: four in our office in Spain, three in our office in South Africa, two in Canada, one in the Netherlands, one in Italy, and one in the United Kingdom. With our July 2006 acquisition of Orion Gaming, we added three salespeople in the Netherlands. We also have plans to place salespeople in Argentina and Macau. Our salespeople earn a salary and commissions. Our gaming machines are primarily marketed through direct sales, trade shows, promotional videotapes, our proprietary website and advertising in trade journals. No single customer accounted for 10% or more of our revenues in fiscal 2006, 2005 or 2004.

Our field services department is a customer-focused organization, responsible for attending to the needs of our customers. Our field service technicians install gaming machines at the customer’s request, work with our customers in performing routine maintenance on participation gaming machines owned by us that are located at our customers’ casinos, initiate sales of replacement parts and game theme conversions, and assist with general maintenance on gaming machines owned by our customers. We also recently opened a centralized call center that will allow us to be even more responsive to our customers’ needs.

For international markets, we have translated our most popular domestic game themes into Spanish, Portuguese, French, Russian, Italian and Mandarin Chinese. No single foreign country accounted for 10% or more of our revenues in fiscal 2006, 2005 or 2004. Substantially all foreign sales are made in United States dollars. Revenue from participation gaming machines has been primarily limited to North America, and we expect this trend to continue. Refer to Note 13, “Information on Geographic Areas”, of our Consolidated Financial Statements included in this Report for further information on international sales.

We generally offer customers payment terms of 30 to 90 days from the date of invoice. In certain circumstances, such as large orders, we may offer extended payment terms of up to two years, in which case we usually charge interest to the customer.

Competition

The gaming machine market is intensely competitive and is characterized by the continuous introduction of new game titles and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

•	create an expanding and constantly refreshed portfolio of games with high earnings performance;

•	offer gaming machines that consistently out-perform gaming machines manufactured by our competitors;

•	identify and develop or obtain rights to commercially marketable intellectual properties; and

•	adapt our products for use with new technologies.

In addition, successful competition in this market is based upon:

•	engineering innovation and reliability;

•	mechanical and electronic reliability;

•	brand recognition;

•	marketing and customer support; and

•	competitive prices and lease terms.

We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that International Game Technology (“IGT”), Bally Technologies (formerly Alliance Gaming), Aristocrat Technologies, Novomatic, Atronic Casino Technology,

Lottomatica’s recently acquired subsidiary G-Tech Holdings, and WMS have a majority of this worldwide market. In the video and mechanical reel-spinning gaming machine market, we compete with market leader IGT, as well as Aristocrat Technologies, Bally Technologies, Atronic Casino Technology, Progressive Gaming, Konami, Franco and Unidesa. In the VLT market, we compete primarily with IGT, G-Tech Holdings and Scientific Games.

Our competitors vary in size from small companies with limited resources to a few large corporations with greater financial, marketing and product development resources than ours. The larger competitors, particularly IGT, have an advantage in being able to spend greater amounts than us to develop new technologies, games and features that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. We do not currently offer these systems. Several of our competitors pooled their intellectual property patents that provide cashless gaming alternatives, specifically ticket-in ticket-out technology, so that when a casino patron cashes out from a gaming machine they may receive a printed ticket instead of coins. We license this technology from these competitors and pass-through the license fee to our customers. This license expires on September 30, 2006, and we are currently in negotiation for an extension of this license.

Manufacturing

Other than our Orion Gaming products, we manufacture all of our gaming machines at our facility in Waukegan, Illinois. In fiscal 2006, we began reconfiguring our assembly lines in order to lower our product lead times and effectively increase our practical capacity. We began to expand our Waukegan facility in fiscal 2006 in order to provide for further production efficiencies. With our July 2006 acquisition of Orion Gaming, we added a manufacturing facility in the Netherlands.

Manufacturing commitments are generally based on sales orders from customers. In some cases, however, component parts are purchased and assembled into finished goods that are inventoried in order to be able to quickly fill anticipated customer orders. Our manufacturing process generally consists of assembling component parts to complete a gaming machine. We generally warranty our gaming machines sold in the U.S. for a period of 90 days, while we generally warranty our gaming machines sold internationally for a period of 180 days to one year.

The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate.

Since January of 2005, we have been implementing cost savings and efficiency initiatives and focusing on best practices, in order to improve the efficiency of our manufacturing processes and reduce time to market. We continue to make improvements in sourcing and supply management, in inventory and warehouse management, and other manufacturing processes. We are implementing a new sales operations strategy in an effort to produce gaming machines ratably throughout the quarter, with the goal of significantly reducing or eliminating the quarter-end compression in manufacturing. With further operating efficiency improvements, we expect to level load the shipment of new gaming machines each quarter. We also have ongoing manufacturing initiatives, such as enhanced strategic sourcing and supplier management, value engineering the product and designing product for both ease of manufacturability and installation, that we expect will help improve gross margins in future quarters.

The European Union (“EU”) has adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive to facilitate the recycling of electrical and electronic equipment sold in the EU. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006. We have worked with our suppliers to develop RoHS-compliant products and, as of the effective date of the directive, we were able to provide RoHS-compliant gaming machines to the EU. We expect that any cost increases incurred due to the RoHS directive will be offset by savings from design and other changes we made to our component parts.

Patent, Trademark, Licenses, Copyright and Product Protection

Each game and gaming machine embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in the aggregate. During fiscal 2006 and 2005, technology licensed under two separate agreements was incorporated into more than 90% of the products we sold or leased and a third license was utilized in leased units which generated over 10% of our consolidated revenues. We seek to protect our investment in research and development and the unique and distinctive features of our products and services by maintaining and enforcing our intellectual property rights.

We have obtained patent right protection covering many of our products. In fiscal 2006 and 2005, we were issued 12 and 10 U.S. patents, respectively, covering a variety of aspects of our games and electronic gaming machines and associated equipment. We applied for approximately 200 patents during fiscal 2006 and have over 700 patents pending. We generally seek to obtain trademark protection in the U.S. for the names or symbols under which we market and license our products. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual property licensed from third parties. We file for patent rights and trademark protection internationally in approximately 20 to 25 key countries, based upon the nature of the patent or trademark, the laws of the given country and our anticipated sales.

Government Regulation

General

We sell our games and gaming machines in legal gaming jurisdictions worldwide. The manufacture and distribution of gaming equipment and related software is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies.

We believe we hold all of the licenses and permits necessary to conduct our business. In all, we hold 302 licenses or permits to conduct gaming worldwide, including 91 foreign licenses or permits.

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

In some jurisdictions, regulators govern not only the activities within their own jurisdiction but also activities that occur in other jurisdictions to ensure that the entities it licenses are in compliance with local standards on a worldwide basis. Nevada is such a jurisdiction. The Nevada gaming authorities require us and our gaming subsidiary, WMS Gaming, to maintain Nevada standards of conduct for all of our gaming activities and operations worldwide. To make our compliance efforts more efficient, we have centralized all licensing, compliance and non-product approval gaming regulatory matters, including the shipment of gaming equipment and related software worldwide.

The gaming industry by its very nature is complex and constantly evolving, particularly in new jurisdictions. We continue to devote significant resources to ensure regulatory compliance throughout our company. Additionally, we have an active gaming compliance committee consisting of two outside consultants and one member of our board of directors that works in concert with our compliance department in order to avoid any appearances of impropriety as a result of a business relationship or new market opportunity. We have never been denied a gaming-related license, nor have our licenses ever been suspended or revoked.

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

Gaming Equipment Approvals:

Nevada has its own laboratory within its agency. Before we can sell a new gaming machine in Nevada, it must first be approved by the Nevada agency. The agency conducts rigorous testing of the gaming machine and related equipment, and may require a field trial of the gaming machine and platform before determining that the gaming machines and platform meet the agency’s strict technical standards. Throughout the course of offering our gaming machines and related software in Nevada, the Nevada gaming authorities may require subsequent modifications and subsequent approvals.

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

Federal Registration

WMS Gaming is required to register annually with the Criminal Division of the United States Department of Justice in connection with the sale, distribution or operation of gaming equipment. The Federal Gambling

Devices Act of 1962 (commonly known as the Johnson Act) makes it unlawful, in general, for a person to manufacture, transport or receive gaming machines or components across interstate lines unless that person has first registered with the U.S. Attorney General of the Department of Justice. We also have various record-keeping and equipment-identification requirements imposed by this act. Violation of the Johnson Act may result in seizure and forfeiture of the equipment, as well as other penalties. Our gaming subsidiary is required to register and renew our registration annually.

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

The Indian Gaming Regulatory Act of 1988 requires that the tribe and the host state enter into a written agreement called a tribal-state compact, that specifically authorizes Class III gaming. The compact must be approved by the Secretary of the United States Department of the Interior, with the notice of approval published in the Federal Register. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors, principals and shareholders of gaming equipment suppliers. Under the Indian Gaming Regulatory Act of 1988, tribes are required to regulate all commercial gaming under ordinances approved by the National Indian Gaming Commission. These ordinances may impose standards and technical requirements on hardware and software and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors, principals and shareholders.

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

Employees

As of June 30, 2006, we employed approximately 1,250 persons domestically and 70 abroad. Approximately 290 of our domestic employees are represented by the International Brotherhood of Electrical Workers (the “IBEW”). We recently renewed our collective bargaining agreement with the IBEW related to our Waukegan, Illinois manufacturing facility, which now expires on June 30, 2011. We believe that our relations with our employees are satisfactory.

ITEM 1A. RISK FACTORS

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Gaming licenses, regulatory approvals and gaming legislation impact our ability to operate our business and sell and lease our products:

•	The manufacture and distribution of gaming machines is subject to extensive federal, state, local and foreign regulations and taxes, which are amended from time to time. Virtually all of the jurisdictions in which we operate require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval of our company and our officers, directors, major security holders and key personnel. Additionally, the gaming authorities in some jurisdictions may investigate any individual who has a material relationship with us and any security holder to determine whether the individual or security holder is acceptable to those gaming authorities. Any security holder investigated by the gaming authorities must pay the costs of the investigation.

•	Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game or hardware or software will be approved in any jurisdiction. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. To expand into new jurisdictions, we may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major security holders, key personnel or business partners. If we fail to seek, do not receive or receive a revocation of a license in a particular jurisdiction for our games, hardware or software, we cannot sell or place on a participation or leased basis our products in that jurisdiction.

•	Delays in, amendments to or repeals of legislation approving gaming in jurisdictions in which we operate or plan to commence operations, may adversely affect our operations. Delays in approvals of our customers’ operations may adversely affect our operations.

•	Some jurisdictions require gaming manufacturers to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, borrowings, stock offerings and repurchases. Obtaining licenses and approvals can be time consuming and costly. We cannot assure you that we will be able to obtain or maintain all necessary registrations, licenses, permits, approvals or findings of suitability or that the approval process will not result in delays or changes to our business plans.

•	The gaming industry can be affected by public opinion of gaming. In the event that there is a decline in public acceptance of gaming, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through legislative and regulatory changes, including tax increases, in existing gaming markets, our ability to continue to sell and lease our gaming machines in those markets and jurisdictions would be adversely affected. We cannot assure you that public opinion will continue to support legalized gaming.

Our profitability depends on our ability to keep up with technological developments and to develop new products:

•	The gaming machine business is characterized by the rapid development of new technologies and the continuous introduction of new products using such technologies. We must continually adapt our products to incorporate new technologies.

•	Our success also depends on continually developing and successfully marketing new games and gaming machines with strong and sustained player appeal. A new game or gaming machine will be accepted by casino operators only if we can show that it is likely to produce more revenues to the operator than competitors’ products. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the casinos. If a new product does not achieve significant market acceptance, we may not recover our development and promotion costs.

•	Participation gaming machines are replaced by casino operators if the gaming machines do not meet and sustain revenue and profitability expectations. Therefore, these gaming machines are particularly susceptible to pressure from competitors, declining popularity, changes in economic conditions and increased taxation and are at risk of replacement by the casinos, which would end our recurring revenues from these machines.

•	Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines and associated software. Our gaming machines and software have experienced anomalies and fraudulent manipulation in the past. Gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or may be shut down by regulators. Additionally, in the event of such issues with our gaming machines and software, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay our other projects.

•	Our competitors have been granted patents covering numerous gaming machine features, bonusing techniques and related technologies. If our products use processes or other subject matter that is claimed under these existing patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, to develop, manufacture or market our products. We also might then be limited in our ability to market new products. We might also be found liable for treble damage claims relating to past use of the patented subject matter if the infringement is found to be willful.

•	Some of our most popular games and gaming machine features, including our MONOPOLY branded games and ticket-in, ticket-out cashless gaming functionality, are based on trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain, retain and/or expand licenses for additional popular intellectual properties in a competitive market. We are currently negotiating to renew our ticket-in, ticket-out cashless license. In the event that we cannot renew and/or expand this or other existing licenses, we may be required to discontinue the games using the licensed technology or bearing the licensed marks, or limit our use of such items.

•	Our success may depend in part on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary software and other game innovations. We cannot assure you that we will be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, that any trademark, copyright or issued patent will provide competitive advantages for us or that our intellectual properties will not be successfully challenged or circumvented by competitors.

•	We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

•	We cannot assure you that the new products that we introduce will achieve any significant degree of market acceptance, that the acceptance will be sustained for any meaningful period or that new technology, infringement actions or anomalies may cause casino operators to remove our gaming machines. We cannot assure you that we will be able to maintain our current schedule of planned introductions.

•	In addition, the occurrence of anomalies in, or fraudulent manipulation of, our gaming machines and software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of our gaming licenses, or disciplinary action.

•	We have entered into multiple agreements to license intellectual property including licensing technologies related to alternative solutions as part of our technology improvement plan that, as of June 30, 2006, had a total potential commitment of $121.3 million. If we determine that we may not realize the value of any of the commitments, we would record an immediate charge against earnings up to the full amount of these commitments that are recorded on our Consolidated Balance Sheet in the period in which such determination is made. During fiscal 2006 and 2005, technology licensed under two separate agreements was incorporated into more than 90% of the products we sold or leased and a third license was utilized in leased units which generated over 10% of our consolidated revenues. If the revenue we expect to generate by the sale or lease of products utilizing these licenses were to substantially decline, we would record an immediate charge against earnings up to the full amount of these commitments in the period in which such decline in expected revenue occurred.

Our business is subject to other economic, market, and regulatory risks:

•	The gaming machine business is intensely competitive. Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in retaining the most space and best positions in casinos. These competitors may also have the advantage of being able to convert their installed machines to newer models in order to maintain their share of casino floor space. In addition, some of our competitors have developed and sell or otherwise provide to customers centralized player tracking and accounting systems which allow operators to accumulate accounting and performance data about the operation of gaming machines. We do not offer a centralized player tracking and accounting system and that has put us at a competitive disadvantage.

•	We face risks associated with doing business in international markets related to political and economic instability and related foreign currency fluctuations. Unstable governments and changes in current legislation may affect the gaming market with respect to gaming regulation, taxation, and the legality of gaming in some markets, as we experienced with the Russian market in fiscal 2006.

•	The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have an adverse effect on our operations.

•	Customer financing is becoming an increasing prevalent component of the sales process and therefore increases business risk of non-payment, especially in emerging markets. In some instances, our gaming machines are installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the customers. These customer financing arrangements delay our receipt of cash and can negatively impact our ability to enforce our rights upon default if the customer is from a foreign country.

•	Our competitors have begun to provide free game theme conversions to customers in connection with product sales. While we intend to continue to charge our customers for game theme conversions including CPU-NXT upgrade kits, we cannot be sure that competitive pressure will not cause us to increase the number of free game theme conversions we offer to our customers, which would decrease the revenue we expect to receive for game theme conversions.

•

If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations. Additionally, the inherent limitations of internal control over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls.

The use of our rights plan or blank check preferred stock would inhibit the acquisition of WMS or have a dilutive effect on our stock.

•	Rights plan. Under our rights plan, each share of our common stock has an accompanying right to purchase convertible preferred stock that permits each holder to purchase shares of our common stock at half price. The rights become exercisable if any person or entity who at the time of the adoption of the rights plan did not own 15% or more of our common stock subsequently acquires beneficial ownership of 15% or more of our common stock without approval of our board of directors. We can redeem the rights at $.01 per right, subject to specified conditions, at any time. The rights expire in November 2007. Our board of directors could use this agreement as an anti-takeover device to discourage, delay or prevent a change in control. The use of our rights plan may dilute our common stock.

•	Blank check preferred stock. Our certificate of incorporation authorizes the issuance of five million shares of preferred stock with designations, rights and preferences that may be determined from time to time by the board of directors. Accordingly, our board has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Our board of directors could use preferred stock to discourage, delay or prevent a change in control. Our board has no current plans, agreements or commitments to issue any shares of preferred stock. The existence of the blank check preferred stock, however, could adversely affect the market price of our common stock.

Sumner Redstone owns or controls 11% of our outstanding common stock, and may dispose of all or a portion of his remaining stock ownership at any time, which could cause our stock price to decrease.

•	Sumner Redstone beneficially owns 3,483,900 shares, or 11%, of our common stock, as reported in amendment no. 51 to a Form 13D filed with the SEC on November 7, 2005. Mr. Redstone could sell any or all of his shares at any time on the open market or to a person who wishes to acquire control of us. Such a sale may require prior regulatory approval. We cannot assure you that any such person would agree with our strategy and business goals described in this Report. Sales by Mr. Redstone of a large number of shares would likely have an adverse effect on the market price of our common stock. In August 2005, we executed a five-year extension through August 2010 of a voting trust agreement, which governs the voting rights of all shares of our common stock beneficially owned by Mr. Redstone.

Risks that impact our customers may impact us if fewer players visit our customers’ facilities or if our customers are unable to devote resources to purchasing and leasing our products including:

•	Global geopolitical events such as terrorist attacks and other acts of war or hostility.

•	Natural disasters such as major fires, floods, hurricanes and earthquakes.

•	Adverse economic and market conditions in gaming markets, including recession, economic slowdown, higher airfares and higher energy and gasoline prices.

•	Concerns about SARS, Avian flu or other influenza or contagious illnesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We believe that the following facilities are suitable to our business and adequate for our current and near term needs. In addition to the facilities described below, we also maintain leased space in major gaming jurisdictions worldwide including Las Vegas and Reno, Nevada, Atlantic City, New Jersey, Gulfport, Mississippi, Kansas City, Missouri, Barcelona, Spain, Guateng, South Africa, London, England, Sydney, Australia, Aosta, Italy, and, beginning in July 2006, Bergen op Zoom, the Netherlands, to support game development, sales efforts, product delivery and field service operations in those areas.

Manufacturing Facility & Corporate Headquarters

Our manufacturing facility and corporate headquarters is located in Waukegan, Illinois, a suburb of Chicago, where we own a facility of more than 236,000 square feet to house our manufacturing and corporate administrative personnel. This facility was our sole worldwide production facility until our July 2006 acquisition of Orion Gaming, which added a production, development and distribution facility based in the Netherlands. Our Waukegan, Illinois facility was built in 1995 and expanded and improved in 1998. It also includes warehouse space.

We have begun to expand our Waukegan facility to ensure it is adequate in capacity and condition to satisfy our future growth requirements. The expansion of our Waukegan facility will add more than 100,000 square feet and is anticipated to cost between $10 million and $12 million, of which $1.7 million was spent by June 30, 2006. We anticipate the expansion will be completed at the end of fiscal 2007.

In fiscal 2005, our used game operations was moved to our Las Vegas, Nevada facility.

Chicago Technology Campus

Our engineering and game development headquarters is located in Chicago, Illinois, where we own a facility of more than 129,000 square feet to house our engineering and game development personnel. Our Chicago facility has been renovated into a research and development center to accommodate the growth of our engineering and game development staff. This facility supports engineering and game development for all North American markets and certain international markets. In fiscal 2006, we purchased a parcel of land and a building in Chicago near our technology campus and intend to create an additional 56,000 square feet of office space near our facility beginning in fiscal 2007.

Bergen op Zoom, the Netherlands

With our July 2006 acquisition of Orion Gaming, we now own a 21,500 square-foot production, development and distribution facility in Bergen op Zoom, the Netherlands.

Hurricane Damage

In late August 2005, Hurricane Katrina struck the gulf coast of Mississippi and Louisiana causing substantial damage to the Gulfport and Biloxi, Mississippi area, as well as New Orleans, Louisiana. Our Gulfport facility, which serves as the regional sales and distribution facility for both the states of Mississippi and Louisiana, was damaged by the hurricane and reopened in November 2005. We carry both property and business interruption insurance and expect the damage to this facility to be covered by our property insurance, after the deductible. In October 2005, we received the first property insurance payment from our insurer. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

ITEM 3. LEGAL PROCEEDINGS.

On October 2, 2003, La Societe de Loteries du Quebec (“Loto-Quebec”) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (“VLC”) in the Superior Court of the Province of Quebec, Quebec

City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we intend to vigorously defend ourselves against the allegations. We are unable to predict the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS.

Our common stock, par value $0.50, trades publicly on the New York Stock Exchange under the symbol “WMS.” The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

	High	Low
Fiscal Year Ended June 30, 2006
First Quarter	$35.19	$27.21
Second Quarter	28.61	20.06
Third Quarter	30.55	24.08
Fourth Quarter	33.10	24.56
Fiscal Year Ended June 30, 2005
First Quarter	$30.94	$19.36
Second Quarter	33.85	24.66
Third Quarter	33.94	26.37
Fourth Quarter	34.19	24.75

On August 31, 2006, there were approximately 749 holders of record of our common stock.

Dividend Policy

No cash dividends were declared or paid on our common stock during fiscal 2006 or 2005. The payment of future cash dividends will depend upon, among other things, our earnings, anticipated expansion and capital requirements and financial condition. We do not expect to pay cash dividends in the foreseeable future.

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

On May 1, 2006, we entered into a new multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million, which replaces the $50 million revolving credit facility which was terminated on May 1, 2006. The new credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At June 30, 2006, approximately $84.3 million would have been available for such purposes under the most restrictive of these covenants.

Issuance of Unregistered Securities

On July 13, 2006, we issued 366,376 shares of our common stock (the “Shares”) in connection with our acquisition of privately-held Orion Gaming, a Netherlands-based company that designs, manufactures and sells gaming machines. The Shares were issued as partial consideration to Orion Gaming’s stockholders for 100% of the outstanding equity interest in Orion Gaming. The Shares were valued at €7.5 million (U.S. $9.6 million), based on the closing price of our common stock on the New York Stock Exchange for the 30 business days that ended two days prior to the date of the acquisition. The Shares issued to the Orion Gaming stockholders under the Purchase Agreement were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Regulation S promulgated under the

Securities Act as an offer and sale of securities occurring outside the United States and by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a transaction to an accredited investor not involving a public offering. Each of the two Orion Gaming stockholders represented that, on the date of issuance, it was located outside the United States and that it was acquiring our common stock for its own account. Each of the Orion Gaming stockholders further represented to us that its intention was to acquire the securities for investment only and not with a view to the resale or distribution of the securities. Under the Purchase Agreement, we also granted the Orion Gaming stockholders limited rights to require us to register the Shares under the Securities Act. The Orion Gaming stockholders have agreed to transfer restrictions with respect to the Shares issued under the Purchase Agreement.

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the fourth quarter of fiscal 2006:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs (1)(2)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)(2)
April 1, 2006 – April 30, 2006	—	—	—	$14,710,106
May 1, 2006 – May 31, 2006	—	—	—	$14,710,106
June 1, 2006 – June 30, 2006	182,100	$26.03	182,100	$9,970,192

Total	182,100	$26.03	182,100	$9,970,192

(1)	On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of our common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.
(2)	On August 8, 2006, the Company’s Board of Directors approved an expansion and extension of the existing share repurchase authorization. The share repurchase authorization was increased by $15 million to a total of $35 million and the expiration date was extended until August 8, 2007. Reflecting fiscal 2006 share repurchases, at the time of the expansion approximately $25 million remained outstanding under the expanded authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions.

ITEM 6. SELECTED FINANCIAL DATA.

The data as of June 30, 2006 and 2005 and for the years ended June 30, 2006, 2005 and 2004 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this Report. The data as of June 30, 2004, 2003 and 2002 and for the years ended June 30, 2003 and 2002 are derived from audited Consolidated Financial Statements and related Notes that are included in other reports filed with the Securities and Exchange Commission. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this Report.

	Fiscal Year Ended June 30,
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)
Statement of Operations Data:
Revenues	$451.2	$388.4	$230.2	$178.7	$174.7
Operating income (loss)	49.0	30.7	(1.8)	(17.6)	12.6
Income (loss) before income taxes	49.2	30.3	(3.0)	(18.9)	15.5
Provision (benefit) for income taxes	15.9	9.1	(2.1)	(10.6)	5.6
Net income (loss)(1)(2)(3)(5)	$33.3	$21.2	$(0.9)	$(8.3)	$9.9
Earnings (loss) per share:
Basic	$1.06	$0.69	$(0.03)	$(0.27)	$0.31
Diluted	$0.94	$0.62	$(0.03)	$(0.27)	$0.30
Weighted-average common shares:
Basic shares of common stock outstanding	31.4	30.7	29.7	30.4	32.1
Diluted shares of common stock and common stock equivalents	37.9	37.7	29.7	30.4	32.5
Dividends per common share	$—	$—	$—	$—	$—

	As of June 30,
	2006	2005	2004	2003	2002
	(in millions)
Balance Sheet Data:
Cash and cash equivalents(4)	$39.1	$35.2	$59.9	$99.6	$31.4
Short-term investments	—	6.1	55.8	58.4	72.9
Working capital	234.2	241.8	237.5	220.9	171.0
Total assets	526.4	478.4	395.0	351.0	281.2
Long-term debt(4)	115.0	115.0	115.0	100.0	—
Stockholders’ equity	325.6	285.2	239.5	221.2	259.5

(1)	Net income in fiscal 2006 includes $7.6 million of after-tax share-based payment expense, compared to $2.4 million, $0.5 million, zero and zero in fiscal 2005, 2004, 2003 and 2002, respectively. The increase in share-based payment expense in fiscal 2006 is due to the adoption of SFAS No. 123R, effective July 1, 2005. See also Note 2, “Principal Accounting Policies” to our Consolidated Financial Statements.
(2)	Net income in fiscal 2005 includes: an after-tax charge of $0.7 million for employee separation costs; an after-tax gain of $0.4 million in other income from the license of certain intellectual property of a discontinued business; $1.5 million of pre- and after-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved; and a non-cash after-tax charge of $2.9 million relating to net inventory charges to reduce legacy inventory to net realizable value.
(3)	Net loss for fiscal 2003 includes: an after-tax charge of $1.7 million to write-off a technology license agreement obligation that we no longer intend to implement as an alternative operating system; an after-tax charge of $1.0 million related to an estimated impairment of an intellectual property license and related inventory; an after-tax charge of $2.2 million related to the purchase of rights to restricted stock at a discount from market value; an after-tax charge of $2.1 million to write-off certain inventory and distribution rights; an after-tax benefit of $4.1 million for tax adjustments resulting from finalizing prior year tax returns; and a $4.0 million pre-tax and after-tax charge related to tax settlement agreements with Midway Games.
(4)	Reflects the receipt of the net proceeds from our June 2003 issuance and sale of $100 million of 2.75% convertible subordinated notes due July 15, 2010. On July 3, 2003, we issued an additional $15 million of these notes upon exercise of the over allotment option in the note purchase agreement.
(5)	Net income for fiscal 2002 includes an after-tax charge of $0.8 million for employee separation costs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Cautionary Note” and Item 1A. “Risk Factors” in this Report.

As used in this Report, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Product names mentioned in this Report are trademarks of WMS Gaming, Inc., except for the following licensed marks: 3 WAY ACTION is a trademark of Yehia Awada; A FISTFUL OF DOLLARS is a trademark of Metro-Goldwyn-Mayer Studios Inc.; BOSE and FREE FIELD are trademarks of Bose Corporation; BRONCO BILLY, DIRTY HARRY and DO YOU FEEL LUCKY are trademarks of Warner Bros. Consumer Products Inc.; CLINT EASTWOOD is a registered trademark of Clint Eastwood; HOLLYWOOD SQUARES is a trademark of King World Productions, Inc; MATCH GAME is a trademark of FremantleMedia Operations BV; MEN IN BLACK is a trademark of Columbia Pictures Industries, Inc; MONOPOLY, is a trademarks of Hasbro, Inc; PASSWORD is a trademark of FremantleMedia Operations BV; POWERBALL is a trademark of the Multi-State Lottery Association; SUPERMARKET SWEEP is a trademark of Al Howard Productions, Inc; WORLD SERIES OF POKER is a trademark of Harrah’s License Company, LLC; YOU BET YOUR LIFE is a trademark of National Broadcasting Co., Inc.

OVERVIEW

We design, manufacture and market gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions world-wide. Our products consist primarily of multi-coin, multi-line video gaming machines and we were one of the original developers of such gaming machines in the U.S. market. We have also developed and sell mechanical reel-spinning gaming machines and poker games, which we began shipping to customers in fiscal 2005 as part of our efforts to fully serve the gaming machine needs of our casino customers. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in 91 foreign gaming jurisdictions.

We generate revenue in two principal ways: from product sales and from gaming operations. We generate product sales revenues from the sale of new and used gaming machines and VLTs, conversion kits (including theme and/or operating system conversions), parts, and OEM to casinos and other licensed gaming machine operators. Specifically, we derive product sales revenue from the sale of the following product lines:

•	Multi-coin, multi-line video gaming machines;

•	Mechanical reel-spinning gaming machines;

•	Poker machines; and

•	Parts Sales, Game Conversions, OEM and Used Gaming Machines.

We earn gaming operations revenues from leasing participation games and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content. Our gaming operations includes the following product lines:

•	Participation games. WMS-owned gaming machines that we lease based upon any of the following payment methods are referred to as participation games: (1) a percentage of the net win of the gaming machines, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We have the ability to place these games on a participation basis because the popularity of the brand and the superior performance of the game generates higher wagering and net win to the casinos or gaming machine operators than the games we sell to casinos or other gaming machine operators.

•	Wide-area progressive participation games. A WAP system electronically links gaming machines that are located across multiple casinos within a gaming jurisdiction, or across Native American gaming jurisdictions. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a stand-alone gaming machine. Net win per gaming machine on WAP systems is generally higher than on a LAP or non-linked stand-alone participation gaming machines. WAP game themes are also used in LAP gaming machines or stand-alone participation gaming machines in jurisdictions where we do not operate a WAP system.

•	Local-area progressive participation games. A LAP system electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino. Our LAP gaming machines feature our proprietary brand, Jackpot Party Progressive and, in those jurisdictions where we do not operate a WAP system, POWERBALL. Net win per gaming machine on LAP systems is generally higher than on non-linked stand-alone participation gaming machines on a casino floor, but lower than that of WAP games.

•	Stand-alone participation games. We lease participation games on a non-linked basis, which we call stand-alone games.

•	Casino-owned daily fee games. This category consists of gaming machines where the casino purchases the base hardware of the gaming machine and we lease the top-box and game theme to the casino at a lower fixed daily lease fee.

•	Video Lottery Terminals. Our VLTs include both video and mechanical reel-spinning gaming machines. They feature advanced graphics, digital sound effects and music and incorporate many of the same features from our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants. We began offering VLTs with our CPU-NXT operating system and in the Bluebird cabinet in the second quarter of fiscal 2005.

•	Licensing. We derive revenue from the licensing of game themes and game content. Methods for determining the license or royalty revenue vary, but generally are based on a fixed amount for each licensed game placed in a period, or a fixed daily royalty amount for each game. We earn license or royalty revenues primarily from Multimedia Games Inc., Stargames Corporation Pty. Ltd. and Bally Technologies Inc.

For casino-owned daily fee games, casinos also have the option to either lease the complete gaming machine, top box and game theme (in which case the unit is classified as a stand-alone participation game), or to purchase outright the base gaming machine, top box and game theme at a premium price (which is classified as product sales revenue).

In certain jurisdictions, VLT operators purchase outright our VLTs and we classify these purchases as product sales revenues. In other jurisdictions, VLT operators lease our VLTs and pay us a lease rate based on the net earnings of the gaming machine. We classify the lease payments as gaming operations revenues. We do not include VLTs in our installed base of participation games.

In fiscal 2007 and 2008, with all of the approvals in hand for all of our product lines, we expect to grow our market share with our new product lines: mechanical reel, video poker, LAP jackpot systems and WAP jackpot systems.

Product Lines

Product Sales

We now have 53 game themes approved for our video product line on our CPU-NXT operating system and have sold over 18,500 video gaming machines during fiscal 2006. We launched our new low-denomination Hot Hot Penny® video product series earlier this fiscal year with three new game themes and shipped over 2,100 of these gaming machines by June 30, 2006. This product continues to perform very well and we look forward to continuing demand over the coming quarters.

We now have 68 game themes approved for our mechanical reel product line and we sold over 2,900 mechanical reel gaming machines during fiscal 2006. We have received approvals for five series of three-reel mechanical reel games under the Can’t Lose, Scroll Top, Ring, Color Dotmation and MegaMultiplier series brand names, plus our four-reel mechanical gaming machine. The five-reel mechanical gaming machine is one of the fastest growing product segments on today’s casino floors and, during the June 2006 quarter, we introduced our Hot Hot Super Jackpot series of games which offer our first low-denomination mechanical reel games and feature an additional side bet to increase the frequency of the bonus. This new product is also based on our new mechanical reel platform, powered by CPU-NXT. We launched this product line with three new base games, with additional games to follow.

Our poker product line currently includes 3 WAY-ACTION, Reel’ Em In Poker and WORLD SERIES OF POKER. We launched WORLD SERIES OF POKER in early March 2006 as the first branded gaming machine in conjunction with Harrah’s, the licensor. The first game is a multi-set of traditional poker products leveraging the WORLD SERIES OF POKER brand name and one of the games includes a bonus feature where players participate in the final table of the WORLD SERIES OF POKER event. These games were only at Harrah’s casinos for most of the June 2006 quarter, before we introduced this product line at other casinos. We commercialize this game as a casino-owned daily fee game where the casino purchases the base hardware and leases the top box and game theme for a lower lease price point.

For our video product line, our focus in the near term is to refresh the remainder of our legacy installed base of video gaming machines in casinos through either replacement with new Bluebird video gaming machines or through CPU-NXT upgrade kits and to recapture video market share and grow our market share.

We also sell replacement parts and game theme conversions for our legacy and Bluebird gaming machines. In addition, we sell CPU-NXT upgrade kits, which enable casinos to obtain all the features and functionality of the CPU-NXT operating system for a lower price compared to the purchase of a new Bluebird gaming machine. We also sell used games that are acquired on a trade-in basis or that were previously placed on a participation basis. In addition, we manufacture and sell gaming stations in legacy and Bluebird cabinets under OEM agreements.

Customer acceptance of Bluebird gaming machines, CPU-NXT and our new game themes continues to be favorable. From the launch of the Bluebird product in December 2003 through August 31, 2006, we shipped over 52,300 Bluebird units and over 11,400 CPU-NXT upgrade kits, and at August 31, 2006 had approximately 8,400 open orders for approximately 7,400 new Bluebird gaming machines and approximately 1,000 CPU-NXT upgrade units, which we expect to ship over the next four quarters. We expect order levels to continue at a strong pace as the Bluebird gaming machines and new game themes are generating strong average daily revenues for casinos. We also expect continued strength in game conversion revenues over the next several quarters, as operators decide to refresh their Bluebird gaming machines with new game themes and as we continue to deliver our CPU-NXT upgrade kits and printer upgrades.

Gaming Operations

The first WAP link we launched was MONOPOLY Money™ in the June 2004 quarter which is an instant win WAP. In January 2005, we launched our second instant win WAP link, Reel Heroes®, with gaming machines titled A FISTFUL OF DOLLARS® featuring Clint Eastwood. In late March 2006, we launched our third WAP link, titled POWERBALL, which is an instant win WAP in certain jurisdictions and an annuity jackpot (with the option for a lump sum payment) in other jurisdictions. Through June 30, 2006, 54 jackpot winners have won an aggregate of over $16.0 million in wide-area progressive jackpots. At June 30, 2006, we had 1,864 WAP gaming machines installed in casinos, up from 943 at June 30, 2005. In the December 2006 quarter, we plan to launch our fourth WAP link, titled Reel Legends®, featuring ALLAN QUATERMAIN™ and DIRTY HARRY® games.

The POWERBALL WAP system includes both video gaming machines and mechanical reel gaming machines based on our new mechanical reel platform powered by CPU-NXT. Since inception, the POWERBALL games have performed at over a 25% premium above the initial performance of our prior WAP links. At June 30, 2006, we had 899 POWERBALL WAP gaming machines installed and, as of August 31, 2006, we had open orders for over 260 additional units, which we intend to ship over the next two quarters.

Fiscal 2006 also benefited from the continued success of a new product line for WMS that was introduced in the September 2005 quarter: our Jackpot Party Progressive games. Jackpot Party Progressive is our first LAP jackpot gaming machine and contains four levels of progressive jackpots. The games continue to generate a strong response from casino operators and casino patrons, with almost 1,400 included on our installed base of participation games at June 30, 2006. Our open orders for participation games include over 190 units for this exciting new product as of August 31, 2006, which we intend to ship over the next two quarters.

Our stand-alone games feature, among others, titles under the MONOPOLY, MEN IN BLACK and HOLLYWOOD SQUARES brands and, in those jurisdictions where we do not operate a WAP system, CLINT EASTWOOD-based games. Our stand-alone gaming machines generally feature larger mechanical or video top boxes, use market research validated brand licenses and provide game play experiences not possible on a single screen game.

Server-based Gaming

We believe that server-based gaming (“SBG”) will be the next significant technology development in the gaming machine industry. Server-based gaming refers to a gaming system in which game content and peripherals are configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that enables custom configuration by operators and may also enable central determination of game outcomes. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and represent a significant addition to our existing portfolio of product offerings.

Our vision for SBG emphasizes enhanced game play and excitement for the player, in addition to the above mentioned functions. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe SBG will permit game play to be communal among multiple players.

Our Wide Area Game Enhanced Network, or WAGE-NET product, is currently undergoing regulatory review, and we expect to launch the first phase of our server-based game initiative, MONOPOLY Big Event, in the December 2006 quarter. It will offer a first-of-its-kind true Community Gaming experience, where all eligible players win in the bonus round together. This product has a central server to control the shared communal play, and utilizes the enhanced graphics and game play of our CPU-NXT operating platform. We have designed WAGE-NET so that it will support our casino customers’ existing investment in our Bluebird products, and yet enable them to begin to move towards server-based gaming.

Brand Licenses

We believe that obtaining and developing brand name intellectual property rights is key to the success of our products. Therefore, we continue to invest in future content and the positioning of WMS in order to drive industry innovation through the licensing of important brand name intellectual property rights.

We have a long-term agreement with Hasbro, Inc. for the use of their MONOPOLY brand through calendar year 2011. We continue to devote significant development efforts to the MONOPOLY brand and intend to keep doing so in the coming years. We currently have approvals for 25 MONOPOLY-branded game themes, including nine MONOPOLY WAP themes. In fiscal 2006, 2005, and 2004, we added four, nine and five MONOPOLY game themes to our participation game portfolio, respectively.

We introduced our second wide-area progressive link, Reel Heroes, in January 2005, featuring Clint Eastwood with two new games: A FISTFUL OF DOLLARS-Wanted™ and A FISTFUL OF DOLLARS-Wild Shot®. During the December 2005 quarter, we launched DIRTY HARRY branded games, specifically DO YOU FEEL LUCKY®, to refresh our Reel Heroes-wide-area progressive link. In the June 2006 quarter we launched another CLINT EASTWOOD-based game, BRONCO BILLY® on the same link.

In October 2003, we entered into an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL that we developed principally as a wide-area progressive game. We introduced POWERBALL as our third wide-area progressive jackpot series late in the March 2006 quarter upon receiving regulatory approval in Nevada and Native American jurisdictions and subsequently introduced POWERBALL in Colorado, Mississippi, Missouri and New Jersey during the June 2006 quarter. In addition, we began to launch POWERBALL as a LAP product in jurisdictions where we do not operate a WAP system and will refresh the POWERBALL brand in fiscal 2007 with the new game themes.

We license the HOLLYWOOD SQUARES brand name from King World Productions. In July 2004, we launched the fourth game in the stand-alone participation series, Prize Spin®. Our fifth game in the series and our first HOLLYWOOD SQUARES themed participation game in our Bluebird cabinet, Premier Night®, received initial approval in the June 2005 quarter. Our sixth HOLLYWOOD SQUARES themed participation game, Center Star Wild™ was launched in the December 2005 quarter.

We introduced the first in our MEN IN BLACK series of non-linked participation games in our new Bluebird cabinet in June 2004. The second game in this series, Riches of the Universe®, was launched in the March 2005 quarter. We received approvals for the third game in the series, MEN IN BLACK Galactic Payback®, and launched the game in the September 2005 quarter. We launched our fourth game in the series, called Save the World™, in the June 2006 quarter.

We introduced MATCH GAME to launch our dual screen series in our new Bluebird gaming machine in July 2004. We received approvals for PASSWORD, our second game in the series, in the December 2004 quarter and approval for the third game SUPERMARKET SWEEP in March 2005. In fiscal 2006 and 2005, we also received approvals for additional games in our dual screen series, including Kahuna Kash®, Reel ‘Em In, Big Bass Bucks®, Road to Riches™, Gold Fish® and YOU BET YOUR LIFE. We also develop WMS-branded games for our dual screen series, which we sell as casino-owned daily fee games.

In April 2005, we licensed the WORLD SERIES OF POKER brand from Harrah’s Licensing Company. In early March 2006, we received approvals for the game and, together with Harrah’s, we launched the first WORLD SERIES OF POKER branded gaming machines.

Technology Improvement Plan

In January 2002, as a result of software anomalies that were present in our legacy operating system that ran our gaming machines, we began to execute a three-phase technology improvement plan to first stabilize and then modernize our operating system software. We completed the first phase of this plan, which included improving the stability of our operating system, by introducing two upgrades. Both upgrades received the appropriate regulatory approvals, and additional gaming jurisdictions may require upgrades in the future. We have also completed the second phase of our technology improvement plan, which consisted of the development, regulatory approval and introduction of our CPU-NXT computer circuit board and operating system.

In the third phase of the technology improvement plan, we are evaluating specifications and requirements for an even more advanced gaming system and plan to launch our CPU-NXT2 operating system in the June 2007 quarter. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate more resources to this longer-term effort. In June 2005, we entered into a wide-ranging technology transfer agreement with Cyberscan Technology Inc. (d/b/a Cyberview Technology, “Cyberview”) to acquire new technology capabilities. Cyberview designs and develops server-based game download and gaming systems and related player stations and equipment.

Agreement with Multimedia Games Inc.

On April 1, 2004, we executed an agreement with Multimedia Games Inc. (“Multimedia”) to expand and extend our relationship to address opportunities in Class II, Charitable Gaming and, in California, Tribal Instant Lottery Gaming venues. Through this agreement, Multimedia licenses WMS game themes, and we serve as Multimedia’s primary original equipment manufacturer of gaming cabinets. In August, 2005 we extended the agreement through March 31, 2007.

Pursuant to the terms of the agreement, we licensed to Multimedia our extensive game content library, including branded participation games, for exclusive placement (subject to our existing commitments) in Multimedia’s central determination system-based venues offering Class II, Washington State Class III, Charity, and California Tribal Instant Lottery Game products. Multimedia agreed to purchase a specified minimum number of game licenses annually during the term of the agreement. Additionally, Multimedia agreed to purchase minimum quantities of new gaming cabinets for placement in the above noted markets in the form of either legacy cabinets or our Bluebird gaming cabinet, including slim-line versions of both cabinet styles.

On July 10, 2006, we expanded our existing relationship with Multimedia, whereby Multimedia will distribute certain WMS products in Oklahoma and we will sell Multimedia OEM gaming machines and game licenses for the newly opened Mexican market. The amended agreement provides for a term until April 30, 2009 for these two markets and contemplates an increased annual gaming machine purchase commitment from Multimedia relative to the original agreement. Under the terms of the amendment, Multimedia has secured the right to distribute our Bluebird gaming machines equipped with WMS game themes to certain Native American tribes in Oklahoma under regulatory transfer letters issued by Gaming Laboratories International Inc. (“GLI”), one of the approved independent gaming testing laboratories for Oklahoma. We have retained the right to market our Bluebird gaming products directly to certain Native American tribes in Oklahoma. GLI recently approved our Bluebird gaming machine and over 30 game themes for placement in Oklahoma tribal gaming facilities.

The expanded agreement also authorizes Multimedia to place WMS OEM cabinets and game themes in the emerging electronic bingo market in Mexico. Earlier this year, Multimedia entered into an agreement with a Mexico-based company that has permits to open and operate 65 bingo and sports books facilities in Mexico, ten of which are expected to be operational by May 2007. Multimedia is obligated to place WMS themes in a minimum percentage of Multimedia’s installed base in Mexico over the three-year term of the agreement.

Adoption of New Accounting Standard

Effective July 1, 2005, we adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS No. 123R”), resulting in a change in our method of recognizing share-based compensation expense. Specifically, we now record compensation expense for employee stock options, which resulted in $9.3 million of additional pre-tax expense recorded during fiscal 2006, or $0.15 per after-tax diluted share. Total share-based payment expense in fiscal 2006 was $12.2 million, pre-tax. Had we expensed employee stock options for the twelve months ended June 30, 2005, we estimate that share-based compensation expense would have increased by $10.5 million, pre-tax, or $0.17 per after-tax diluted share. We currently do not anticipate altering the use of restricted stock or the use of stock options as a result of adopting SFAS No. 123R. For additional information, see Note 2, “Principal Accounting Policies” to our Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in Note 2 to the Consolidated Financial Statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition

Our revenue recognition principle for both product sales and gaming operations is to record revenue when all the following criteria are met:

•	Persuasive evidence of an agreement exists;

•	The price to the customer is fixed or determinable;

•	The product is delivered; and

•	Collectibility is reasonably assured.

The application of revenue recognition policies is critical due to the nature of product sales contracts we execute. When multiple product deliverables are included under a sales contract, we allocate revenue to each product based upon their respective fair values against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the products have value on a stand-alone basis and fair value of the separate elements exists. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements. In accordance with Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” revenues are allocated to each element based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent.

For LAP and stand-alone participation gaming machines, revenues are calculated based on gaming machine performance data provided to us by our customers (such as a percentage of the machine’s win per day or fixed fee based on the actual number of days the machine was on the casino floor). Due to the timing of the receipt of such performance data, we are required to make estimates of our LAP and stand-alone participation revenue based on an analysis of the historical data reported to us and taking into account anticipated or known events that may affect the historical trend, such as contract cancellations or additional gaming machine placements at a particular customer’s facility. We compare our estimates to the actual data, once received, and adjust our revenue estimates accordingly.

The application of this policy affects the level of our product sales and gaming operations revenue, cost of product sold, cost of gaming operations, accounts receivable, deferred revenue and accrued expenses. In fiscal 2006, 2005 and 2004, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

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

Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. We calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Tax exposures can involve complex issues and may require an extended period to resolve. Changes in the geographic mix or estimated level of annual income before taxes can affect the overall effective tax rate.

We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. We modify our annual effective tax rate if facts and circumstances change between quarters. Our effective tax rate for fiscal 2006 was 32.3%, compared with 30.0% for fiscal 2005.

No taxes have been provided on undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

As a matter of course, the Company is regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in the Company owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in assets and liabilities and historical income tax provisions. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. The Company believes its tax positions comply with applicable tax law and that it has adequately provided for any known tax contingencies.

At June 30, 2006, we believe it is more likely than not that we will realize substantially all of the benefit of the $25.4 million of net deferred tax assets on our Consolidated Balance Sheet, including the net operating loss carry-forwards and research and development tax credit carry-forwards. Accordingly, we only provided a minimal valuation allowance against these deferred tax assets. In determining the level of required valuation allowance, we considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. However, additional valuation allowances could be recorded against these deferred tax assets and charged against income in future periods if our future estimates of amounts realizable are reduced or if the timing of such realization extends beyond our current expectations.

Refer also to Note 8, “Income Taxes” to our Consolidated Financial Statements.

The application of this policy affects the level of our tax expense, current income tax receivables and liabilities, and current and non-current deferred tax assets and liabilities. In fiscal 2006, 2005 and 2004, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Share-Based Compensation Expense

Beginning July 1, 2005, we account for share-based compensation in accordance with the provisions of SFAS No. 123R. Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted.

The application of this policy affects the level of our cost of product sales, cost of gaming operations, research and development expenses, selling and administrative expenses, and additional paid-in capital. During fiscal 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

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

In fiscal 2004, we introduced our new Bluebird cabinet and CPU-NXT gaming platform, and the high demand for these products has accelerated the obsolescence of former legacy product lines. In response to this, we took steps to address the most challenging components of the legacy inventory, as well as selling back to suppliers excess quantities of certain legacy raw materials. Some customers trade in their legacy gaming machines when they purchase a new Bluebird gaming machine. We either sell these trade-ins as-is or renovate the legacy gaming machines before resale. We also sell participation gaming machines as used gaming machines when we no longer need them in our gaming operations business. We maintain a legacy parts inventory which we use for renovating the trade-in games, producing new legacy gaming machines under OEM arrangements with Multimedia, or selling such parts to casinos and others for our spare parts business. An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine. The value is based upon an estimate of the condition of the gaming machine, as well as our experience in selling used gaming machines and could change due to changes in demand in general for used gaming machines. Therefore, we review our used gaming machine inventory for impairment on a routine basis. Actual demand for new and used legacy gaming machines may differ from anticipated demand, and such differences may have a material effect on our financial statements.

We sold 8,287 and 2,442 used gaming machines in fiscal 2006 and 2005, respectively. At June 30, our inventories included the following amount of legacy product (in millions):

	2006	2005
Raw materials	$7.4	$11.8
Finished goods	5.4	11.4

Total	$12.8	$23.2

In fiscal 2005, we recorded incremental non-cash, pre-tax net inventory charges of $4.6 million to reduce legacy inventory to net realizable value. In fiscal 2006 and 2004, we did not record any incremental inventory charges.

The application of this policy affects the level of our inventory and cost of product sales. In fiscal 2006 and 2004 we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Participation Gaming Machine Depreciation

We continue to support our installed base of legacy participation gaming machines and continue to review our legacy participation gaming machines for impairment. Historically, we depreciated our legacy participation gaming machines over a two-year useful life to a minimal salvage value, while top boxes were depreciated over a two-year useful life. Beginning with the introduction of our new Bluebird cabinet participation games in June 2004, we depreciate the Bluebird participation gaming machines over a three-year useful life to a minimal salvage value, while we depreciate the top boxes over one-year useful life. We believe this is a better approximation of the actual useful lives. A material adverse impact could occur if the actual useful life of the participation gaming machines or top boxes is less than what was used in estimating depreciation expense, or if actual salvage value is less than the anticipated salvage value.

The application of this policy affects the level of our gaming operations machines, accumulated depreciation on gaming operations machines and depreciation expense. In fiscal 2006, 2005 and 2004, we had no material changes in the critical accounting estimates arising from the application of this policy, and the change in depreciable life for the Bluebird product did not have a material impact on our Consolidated Financial Statements in fiscal 2006 or 2005. We do not anticipate material changes in the near term.

Intellectual Property and Licensed Technology Valuations

We license intellectual property and technologies from third parties that we use in our gaming machines. As part of our contracts with the licensors, we typically provide a minimum commitment and prepay royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the royalty and license fees advances as Royalties, licensed technologies, patents and trademarks.

When products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances are included in cost of product sales if related to a product sale or cost of gaming operations if related to placement or lease of gaming operations machines. We regularly evaluate the estimated future benefit of royalty advances, as well as minimum commitments not yet paid, to determine amounts unlikely to be realized from forecasted sales or placements of our gaming machines. If actual or revised forecasts fall below the initial estimate, then we may need to revise the remaining useful life and/or record additional charges.

Refer also to Note 6, “Royalties, Licensed Technologies, Patents, and Trademarks” and Note 11, “Commitments and Contingencies” to our Consolidated Financial Statements for further information.

The application of this policy affects the level of our current assets, non-current assets, current liabilities, cost of product sales, cost of gaming operations, research and development expense and selling and general expense. In fiscal 2006, 2005 and 2004, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued final Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and also excludes income tax accounting from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15,

2006, and, accordingly, we will adopt FIN 48 beginning in fiscal 2008. We are in the process of analyzing the potential effects FIN 48 will have on the Company’s results of operations and financial position.

RESULTS OF OPERATIONS

Gulf Coast Hurricanes

During the September 2005 quarter, two hurricanes devastated the Gulf Coast of Louisiana and Mississippi, which affected the Company’s facilities and its customers’ facilities. We reopened our Gulfport, MS facility in November 2005, but incurred, and continue to incur, hurricane-related revenue loss from the following items: a) the inability to deliver orders for new units, many of them premium-priced units, and we were unable to install incremental participation games and casino-owned daily fee games; b) lost revenues per day per machine from participation games, including WAP games and casino-owned daily fee games, that continued to be inoperable at June 30, 2006; c) lost revenues from participation games, including WAP games and casino-owned daily-fee games installed in casinos that were closed immediately after the hurricanes but reopened before June 30, 2006; and d) lost new unit, parts sales and conversion revenues. Historically, our participation revenue per day in the Mississippi and Louisiana markets has been over 40% higher than our overall average.

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

The property insurance carries a deductible that was expensed in the September 2005 quarter, as was our $100,000 contribution to our employee relief fund and other related expenses. There is no deductible for the business interruption insurance and this coverage began 48 hours after elected officials ordered the evacuation of the areas. During the June 2006 quarter, we received business interruption insurance proceeds of $1.0 million, representing an initial reimbursement for business interruption losses arising from Hurricane Katrina, which we recorded in interest and other income, net on the Consolidated Statements of Operations. We continue to pursue additional insurance claims, but cannot presently estimate the amount or timing of any additional payment. Under the accounting rules for insurance recoveries, we did not record and will not record any additional business interruption recovery until we have an agreement with the insurer as to the amount of the recovery.

Russian Market

We have a distribution agreement with a third party covering Russia and certain other countries. In July 2005, the Russian government enacted certain changes to its gaming laws to enhance the regulatory environment in Russia. During this on-going regulatory transition, demand for new gaming machines has abated and, as a result, the Company only sold 328 new gaming machines to our Russian distributor in fiscal 2006, compared to almost 3,000 gaming machines in fiscal 2005. Based on current developments, we anticipate the Russian market to begin to return to more normal demand in the latter part of fiscal 2007, but this timing is dependent on the Russian legislature’s full implementation of changes in the law.

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

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions, except unit and gross margin data):

	Year Ended June 30,		Increase (Decrease)		Percent Increase (Decrease)
	2006	2005(1)
Product Sales Revenues
New unit sales revenues	$254.7	$233.5	$21.2		9.1%
Parts, used games, conversions and OEM revenues	47.8	45.1	2.7		6.0

Total product sales revenues	$302.5	$278.6	$23.9		8.6

New units sold	21,512	22,784	(1,272)		(5.6)
Average sales price per unit	$11,840	$10,250	$1,590		15.5
Gross profit on product sales revenues(1)	$128.4	$111.4	$17.0		15.3
Gross margin on product sales revenues(1)	42.4%	40.0%	240	bp	6.0

Gaming Operations Revenues
Participation revenue(2)	$130.8	$86.4	$44.4		51.4
Other gaming operations revenue(2)	17.9	23.4	(5.5)		(23.5)

Total gaming operations revenues	$148.7	$109.8	$38.9		35.4

Average participation installed base(2)	6,285	4,861	1,424		29.3
Average casino-owned daily fee game installed base(2)	773	217	556		256.2

Installed WAP games at period end	1,864	943	921		97.7
Installed LAP games at period end	1,495	—	1,495		n/m
Installed stand-alone games at period end	3,726	4,977	(1,251)		(25.1)

Total installed participation base at period end(2)	7,085	5,920	1,165		19.7

Average revenue per day per participation machine(2)	$57.04	$48.75	$8.29		17.0

Installed casino-owned daily fee games at period end(2)	794	619	175		28.3
Gross profit on gaming operations revenue(1)	$112.3	$84.6	$27.7		32.7
Gross margin on gaming operations revenue(1)	75.5%	77.0%	(150	) bp	(1.9)

Total revenues	$451.2	$388.4	$62.8		16.2
Total gross profit(1)	$240.7	$196.0	$44.7		22.8
Total gross margin(1)	53.3%	50.5%	280	bp	5.5%

bp	basis point
n/m	Information not meaningful.
(1)	As used herein, gross profit and gross margin exclude depreciation expense.
(2)	To be consistent with industry practice, in our December 2005 quarter we began segregating casino-owned daily fee games from our participation games in our gaming operations business. This resulted in the following adjustments to our fiscal 2005 reported information in order to present comparable information for fiscal 2006 and 2005: participation revenue reported of $87.7 million to $86.4 million adjusted; other gaming operations revenue (formerly royalty, VLT and other lease revenue) reported of $22.1 to $23.4 million adjusted; average participation installed base reported of 5,082 to 4,861 adjusted; total installed participation based at period end reported of 6,539 to 5,920 adjusted; and average revenue per day per participation machine reported of $47.31 to $48.75 adjusted. Total gaming operations revenue and gross profit were not affected by this change in classification.

Revenues and Gross Profit

Total revenues for fiscal 2006 increased 16.2%, or $62.8 million, to $451.2 million from $388.4 million for fiscal 2005. The year-over-year improvement reflects:

•

Product sales revenue increases due to: a 15.5% increase in the average selling price of new gaming units resulting from increased sales of premium priced product offerings and product options and list price increases; a $5.5 million increase in used game revenues; realization of a $1.8 million earn-out from a performance-based contract with a lottery commission; an increase in OEM sales; and an increase in other product sales revenues. This increase was partially offset by a 5.6% decrease in new unit shipments due to the impact of casino closings following last summer’s Gulf Coast hurricanes and sale of only 328 new units to Russia compared to almost 3,000 new units sold to Russia in fiscal 2005, as a result of continued regulatory legislative transition; as well as a $6.1 million decrease in revenues from CPU-NXT and game theme conversions.

•	We sold 8,287 used game units, primarily “as-is” to international markets during fiscal 2006, compared to 2,442 units in fiscal 2005.

•	We shipped 6,219 conversion kits in fiscal 2006 compared to 6,516 conversion kits in fiscal 2005.

•	Gaming operations participation revenue increases for fiscal 2006 of $44.4 million, primarily due to a 29.3% increase in the average installed base of participation games and a 17.0% increase in the average revenue per day from participation games reflecting a greater percentage of higher earning WAP and LAP gaming machines in the installed base. This increase was partially offset by a $5.5 million decrease in other gaming operations revenues due to lower royalty revenue from decreased purchases or placement of WMS games by our licensees.

We expect continued growth in our installed base and average revenue per day of gaming operations machines in future quarters as we continue to roll out new WAP and LAP participation games in Bluebird cabinets.

Total gross profit, as used herein excluding depreciation expense, increased 22.8%, or $44.7 million, to $240.7 million for fiscal 2006 from $196.0 million for fiscal 2005. This improvement reflects:

•	Higher margin gaming operations were 33.0% of total revenues in fiscal 2006 compared to 28.3% of total revenues in fiscal 2005, as gaming operations grew faster than product sales in fiscal 2006.

•	An increase in the gross margin on product sales revenues to 42.4%, inclusive of $0.3 million of share-based payment expense for fiscal 2006, from 40.0% for fiscal 2005, primarily due to a higher average sales price and mix of products sold. This increase was partially offset by higher sales of low-margin used games and lower sales of high margin conversion kits. The higher mix of used games revenues in overall product sales revenues impacted product sales gross margin by approximately 260 basis points.

•	A decrease in the gross margin on gaming operations to 75.5% in fiscal 2006 from 77.0% for fiscal 2005, due primarily to the impact of a greater mix of lower-margin WAP games and increased jackpot expense, partially offset by the benefit of the growth in the installed base of Jackpot Party Progressive LAP products which, as a WMS brand, incur no royalty expense.

We continue to expect that the gross margin on Bluebird gaming machines will approach the mid-40% range, as we attain the benefits from our strategic sourcing and value engineering initiatives and continue to achieve the benefits from ongoing leveling of the production schedule throughout each quarter. Additionally, our October 1, 2006 price list changes and additional product enhancements are also expected to support margin growth.

Operating Expenses

Operating Expenses were as follows (in millions of dollars):

	Year Ended June 30,				Increase (Decrease)
	2006		2005
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$49.0	10.9%	$50.3	13.0%	$(1.3)	(2.6)%
Selling and administrative	88.0	19.5	74.6	19.2	13.4	18.0
Depreciation and amortization	54.7	12.1	40.4	10.4	14.3	35.4

Total operating expenses	$191.7	42.5%	$165.3	42.6%	$26.4	16.0%

Research and development expenses were essentially flat year-over-year. We have recently begun to increase our staffing, primarily to support the Company’s increased spending on development initiatives for server-based gaming products. Research and development expenses included $2.6 million and $0.3 million of share-based payment expense in fiscal 2006 and fiscal 2005, respectively, with the increase due to the adoption of SFAS No. 123R on July 1, 2005. During fiscal 2006, we introduced 57 new games for sale and 26 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2005 of 50 new games for sale and 18 new participation and casino-owned daily fee games. In fiscal 2007, we expect a $10.0 million increase in research and development spending for server-based gaming initiatives, as well as for new game development tools, technological advancements and innovations in game play, in order to both continue to build our game library and enhance the productiveness of our development efforts. Notwithstanding the expected revenue growth, we anticipate that these costs will increase as a percentage of revenues in fiscal 2007 and 2008.

Selling and administrative expenses increased to $88.0 million in fiscal 2006, or 19.5% of total revenues, from $74.6 million, or 19.2% of total revenues, for fiscal 2005. Selling and administrative expenses included $9.3 million, or 2.1% of total revenues, of share-based payment expense in fiscal 2006 compared to $3.6 million, or 1.0% of total revenues, in fiscal 2005, with the increase due to the adoption of SFAS No. 123R on July 1, 2005. During fiscal 2006, we began to incur higher payroll related costs due to headcount increases throughout the year, as well as higher marketing, promotion and commission expense. We anticipate that selling and administrative expenses will increase more modestly in fiscal 2007 and 2008 and, consequently, we expect that these costs will decline as a percentage of revenues.

Fiscal 2006 depreciation and amortization expense increased to $54.7 million from $40.4 million in fiscal 2005, primarily reflecting the record growth we achieved in our installed base of participation machines in gaming operations throughout fiscal 2006 and 2005. The Company invested $68.7 million in gaming operations machines, top boxes and related equipment during fiscal 2006. The current period investment in gaming operation machines reflects our continual expansion of the installed base of our participation games and continued refreshing of our installed base of participation gaming machines with new game themes. We expect the investment in gaming operations machines to moderate in fiscal 2007 and 2008, as we expect the growth in the installed base of our gaming machines to be lower than the record growth we achieved in fiscal 2006 and 2005.

Overall, with higher revenues and improved gross margins, we expect continued expansion in our operating margin in fiscal 2007 and 2008, even with the additional spending on research and development initiatives.

Interest Expense

We incurred interest and issuance cost amortization expense of $4.3 million and $3.9 million for fiscal 2006 and 2005, respectively, primarily related to our 2.75% convertible subordinated notes and amortization of debt issuance costs.

Interest and Other Income, Net

During fiscal 2006, we recorded $4.5 million of net other income, including $1.4 million of investment income earned on cash, cash equivalents and short-term investments, which amounted to $52.7 million at June 30, 2006 and $2.1 million of interest on customer notes receivable. Also in fiscal 2006, we received business interruption insurance proceeds of $1.0 million, representing an initial reimbursement for business interruption losses arising from Hurricane Katrina. In fiscal 2005, we recorded $3.5 million of net other income, including $1.4 million of investment income earned on cash, cash equivalents and short-term investments, $1.5 million of pre and after-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved, and a pre-tax gain of $0.6 million in other income from the license of certain intellectual property of a discontinued business.

Income Taxes

The effective tax rate for fiscal 2006 increased to 32.3% from 30.0% for fiscal 2005, reflecting increased income in 2006, lower export sales deductions and lower utilization of tax credits as a result of the December 31, 2005 expiration of the research tax credit.

Earnings Per Share

Diluted earnings per share increased to $0.94 for fiscal 2006 from $0.62 for fiscal 2005. The fiscal 2006 diluted earnings per share includes $0.15, after tax, related to the adoption of SFAS No. 123R.

Impact of Inflation

During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Fiscal Year Ended June 30, 2005 Compared to Fiscal Year Ended June 30, 2004

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Year Ended June 30,		Increase (Decrease)		Percent Increase (Decrease)
	2005(1)	2004(1)
Product Sales Revenues:
New unit sales revenues	$233.5	$111.5	$122.0		109.4%
Parts, used games, conversions and OEM revenues	45.1	34.4	10.7		31.1

Total product sales revenues	$278.6	$145.9	$132.7		91.0

New units sold	22,784	12,661	10,123		80.0
Average sales price per new unit	$10,250	$8,813	$1,437		16.3
Gross profit on product sales revenues(1)	$111.4	$58.5	$52.9		90.4
Gross margin on product sales revenues(1)	40.0%	40.1%	(10	) bp	(0.3)

Gaming Operations Revenues
Participation revenue	$86.4	$64.3	$22.1		34.4
Other gaming operations revenue	23.4	20.0	3.4		17.0

Total gaming operations revenues	$109.8	$84.3	$25.5		30.2

Average participation installed base(2)	4,861	4,430	431		9.7
Average casino-owned daily fee game installed base(2)	217	–	217		n/m

Installed WAP games at period end(2)	943	55	888		n/m
Installed LAP games at period end(2)	–	–	–		n/m
Installed stand-alone games at period end(2)	4,977	4,185	792		18.9

Total installed participation base at period end(2)	5,920	4,240	1,680		39.6

Average revenue per day per participation machine(2)	$48.75	$39.60	$9.15		23.1
Installed casino-owned daily fee games at period end(2)	619	–	619		n/m
Gross profit on gaming operations revenue(1)	$84.6	$69.0	$15.6		22.6
Gross margin on gaming operations revenue(1)	77.0%	81.9%	(490	) bp	(6.0)

Total revenues	$388.4	$230.2	$158.2		68.7
Total gross profit(1)	$196.0	$127.5	$68.5		53.7
Total gross margin(1)	50.5%	55.4%	(490	) bp	(8.8)%

bp	basis point
n/m	Information not meaningful.
(1)	As used herein, gross profit and gross margin exclude depreciation expense.
(2)	To be consistent with industry practice, in our December 2005 quarter we began segregating casino-owned daily fee games from our participation games in our gaming operations business. This resulted in adjustments to our fiscal 2005 reported information, but not fiscal 2004, in order to present comparable information for fiscal 2006, 2005 and 2004. Total gaming operations revenue and gross profit were not affected by this change in classification. See also the “Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005” tabular summary for information regarding the change in fiscal 2005 classifications.

Revenues and Gross Profit

The increase in total revenues in fiscal 2005 compared to fiscal 2004 was due to $122.0 million in higher new gaming machine sales, $10.7 million in greater parts, used games, conversion and OEM revenues, a $22.1 million increase in participation revenues and $3.4 million in higher other gaming operations revenue.

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

The average installed base of participation gaming machines increased to 4,861 units in fiscal 2005 from 4,430 units in fiscal 2004, while the average revenue per day increased by $9.15 per day from the prior fiscal year to $48.75 per day. In fiscal 2005, we expanded our placement of WAP games and we continued to refresh the installed base of legacy participation games with our new Bluebird gaming machines. The increase in the average installed base of participation gaming machines was due to new games offered on our new Bluebird gaming cabinet. The transition of the installed base of legacy gaming machines, which did not support the dual port cashless gaming technology that many customers require, to new games in Bluebird cabinets and the natural evolution of our older participation series also impacted the installed base and average revenue per day. The installed participation base grew 1,680 units to 5,920 units at June 30, 2005 from June 30, 2004, as we introduced new WAP and non-linked participation games in the Bluebird cabinet. The success of these new games is accelerating our transition from games in legacy cabinets to new games in Bluebird cabinets as we have installed 5,187 new games in Bluebird cabinets and only 1,297 participation games remain in legacy cabinets. Average revenues per day increased due to WAP gaming machines, which earn net revenue at about twice the average of our non-linked games, becoming a higher percentage of our installed base and as we replaced our legacy participation games with new games in Bluebird cabinets. Gaming operations revenues benefited from a 17.0% increase in other gaming operations revenue in fiscal 2005, primarily due to higher royalties from our licensees’ increased purchases or placement of WMS games.

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

Operating Expenses

Operating Expenses (in millions of dollars):

	Year Ended June 30,				Increase (Decrease)
	2005		2004
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$50.3	13.0%	$44.8	19.5%	$5.5	12.3%
Selling and administrative	74.6	19.2	57.6	25.0	17.0	29.5
Depreciation and amortization	40.4	10.4	26.9	11.7	13.5	50.2

Total operating expenses	$165.3	42.6%	$129.3	56.2%	$36.0	27.8%

Research and development expenses increased $5.5 million, or 12.3% to $50.3 million in fiscal 2005 compared to $44.8 million in the prior fiscal year. The increased costs were due to $0.3 million of separation costs related to a reduction in work-force, higher regulatory approval costs incurred for the final approvals for CPU-NXT and Bluebird, for a greater number of new game themes and for the final legacy operating system upgrade in GLI territories, plus headcount increases to fully staff our international game development studios and increased staff for the long-term portion of the technology improvement plan. During fiscal 2005, we introduced 50 new games for sale and 18 new participation and casino-owned daily fee games, and in fiscal 2004, we introduced 18 new games for sale and 8 new participation games.

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

Interest Expense

We incurred interest expense of $3.9 million and $3.8 million in fiscal 2005 and fiscal 2004, respectively related to our 2.75% convertible subordinated notes issued in June and July of 2003.

Interest and Other Income, Net

In the December 2004 quarter, we recorded $1.5 million of pre and after-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved. We also recorded a pre-tax gain of $0.6 million in other income from the license of certain intellectual property of a discontinued business. In addition, we recorded $1.4 million and $2.6 million of other income, in fiscal 2005 and fiscal 2004, respectively, primarily interest and investment income earned on cash, cash equivalents and short-term investments.

Income Taxes

The provision for income taxes in fiscal 2005, which includes both current and deferred taxes, was at an effective tax rate of 30.0%, largely due to higher research and development credits, foreign tax credits, export sales deductions, favorable adjustment of prior years’ taxes, dividend investment income and foreign income. The benefit for income taxes in fiscal 2004, which includes both current and deferred taxes, was at an effective tax rate of 70.9%, largely due to a low net loss and higher research and development credits, foreign tax credits, export sales deductions, dividend investment income and foreign income.

Earnings Per Share

Our net income was $21.2 million or $0.62 per diluted share for the current fiscal year compared to net loss of $(0.9) million, or $(0.03) per diluted share, for the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our use of cash flow from operations is largely for working capital to support our revenue base. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue increase or decrease, causing a corresponding change in working capital. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, short-term investments, cash from operations, and, if necessary, proceeds from additional borrowings or additional equity offerings. Capital commitments are made for property, plant and equipment and gaming operations equipment; other commitments made relate primarily to licensing or technology agreements to obtain access to third-party brands, intellectual properties or technologies that we have not developed internally. Also, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements.

Our primary sources of liquidity are:

•	Existing cash and cash equivalents;

•	Cash flows from operations; and

•	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts at June 30 are summarized as follows (in millions):

	2006	2005	Increase (Decrease)
Total cash, cash equivalents, and short-term investments(1)	$52.7	$44.8	$7.9
Total current assets(A)	308.2	311.1	(2.9)
Total assets	526.4	478.4	48.0
Total current liabilities(B)	74.0	69.3	4.7
Long-term debt	115.0	115.0	–
Stockholders’ equity	325.6	285.2	40.4
Net working capital (A) – (B)	234.2	241.8	(7.6)

(1)	Includes restricted cash of $13.6 million and $3.5 million as of June 30, 2006 and June 30, 2005, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital decreased $7.6 million from June 30, 2005, and was affected by the following components:

•	An increase in cash and cash equivalents of $3.9 million and an increase in restricted cash of $10.1 million as we increased the number of WAP jackpots during the year;

•	A decrease in short-term investments of $6.1 million since, during the first three months of fiscal 2006, we disposed of our investments in Auction Market Preferred Stocks and currently hold our cash in interest-bearing accounts with various financial institutions;

•	An increase in net current accounts and notes receivable of $23.3 million, reflecting the increased level of sales, slightly extended financing terms provided to customers and the impact of having higher unit shipments in the third month of the quarter;

•	A $28.5 million decrease in inventory, due to a $17.7 million decrease in raw materials and a $10.8 million decrease in finished goods arising from our continued implementation of cost savings and efficiency initiatives in our manufacturing processes, as well as;

•	A $4.7 million increase in current liabilities as increases in accounts payable, compensation-related liabilities and jackpot liabilities were partially offset by a decrease in accrued royalties due to the timing of shipments and payments.

We have not experienced significant bad debt expense in any of the periods presented. We expect to continue to invest in working capital throughout fiscal 2007 and 2008, albeit at a lower rate than in prior periods.

As described in Note 11, “Commitments and Contingencies” to our Consolidated Financial Statements, we have royalty commitments for brand, intellectual property and technology licenses that are not recorded in our Consolidated Balance Sheets. See also “Off-Balance Sheet Arrangements and Contractual Obligations” below for further information regarding significant commitments.

We believe that total cash and cash equivalents of $52.7 million at June 30, 2006, inclusive of $13.6 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, the levels of inventories and receivables required in the operation of our business, repurchases of common stock, and the acquisition of Orion Gaming (see “Subsequent Events” below) for the next year. In fiscal 2007 and 2008, we expect cash flow from operations to continue to increase as we grow market share in our new product lines: mechanical reel, poker, and wide-area and local-area progressive systems. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term; however, we will assess market opportunities as they arise.

Convertible Subordinated Notes

At June 30, 2006, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

On October 4, 2005, we amended our unused line of credit for $50.0 million under a revolving credit agreement, due May 9, 2006, to increase the foreign exchange transaction and letter of credit sub-limit from $2.0 million to $5.0 million. We did not borrow any amounts on this line during fiscal 2006 or in fiscal 2005.

On May 1, 2006, we entered into a new multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million, and replaces the $50 million revolving credit facility which would have expired on May 9, 2006. Up to $10 million of the credit facility is available for the issuance of letters of credit. The new credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At June 30, 2006, approximately $84.3 million was available for such purposes under the most restrictive of these covenants, and we were in compliance with the covenants as of June 30, 2006.

Common Stock Repurchase Program

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

On August 8, 2006, the Company’s Board of Directors approved an expansion and extension of the existing share repurchase authorization. The share repurchase authorization was increased by $15 million to a total of $35 million and the expiration date was extended until August 2007. Reflecting fiscal 2006 share repurchases, at the time of the expansion, approximately $25 million remained outstanding under the expanded authorization. Refer to Note 10, “Stockholders’ Equity and Common Stock Plans” to our Consolidated Financial Statements for further information on our stock repurchases.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended June 30,			2005 to 2006 Change
	2006	2005	2004
Net cash provided by (used in):
Operating activities	$94.4	$(3.6)	$(23.2)	$98.0
Investing activities	(85.4)	(36.1)	(38.4)	(49.3)
Financing activities	(4.6)	15.4	22.0	(20.0)
Effect of exchange rates on cash and cash equivalents	(0.5)	(0.4)	(0.1)	(0.1)

Net increase (decrease) in cash and cash equivalents	$3.9	$(24.7)	$(39.7)	$28.6

In fiscal 2005, we reclassified our investment and advances in other assets relating to technology and brand license agreements and costs paid to third parties for patents and trademarks from operating activities to investing activities in our Consolidated Statements of Cash Flows. Refer to Note 6, “Royalties, Licensed Technologies, Patents, and Trademarks” to our Consolidated Financial Statements for further information.

Operating activities: The $98.0 million increase in cash from operating activities in fiscal 2006 compared to fiscal 2005 resulted from several factors, including:

•	a $75.9 million lower investment in operating assets and liabilities during the year ended June 30, 2006 due to:

•	a reduction in our inventory levels in fiscal 2006 from fiscal 2005 by $28.5 million, due to our continued implementation of cost savings and efficiency initiatives in our manufacturing processes;

•	a reduction in the rate of growth of our accounts and notes receivable during fiscal 2006 compared to fiscal 2005 that is in-line with the rate of growth in our revenues, partially offset by slightly extended payment terms; and

•	a $10.1 million increase in restricted cash related to increase the number of WAP jackpots we offer and management of our current liabilities.

•	Fiscal 2006 net income provided $33.3 million cash flow from operations, an increase of $12.1 million from net income of $21.2 million for fiscal 2005;

•	Depreciation and amortization expense provided $54.7 million of cash to operations for fiscal 2006, as compared to $40.4 million for fiscal 2005; and

•	Non-cash expenses, consisting of mostly share-based payment expense in both periods, increased to $15.4 million in fiscal 2006 from $4.9 million in fiscal 2005, primarily due to the $9.3 million impact from the required adoption of SFAS No. 123R, effective July 1, 2005.

The $19.6 million decrease in cash used by operating activities in fiscal 2005 compared to fiscal 2004 was due to a $22.1 million increase in net income and a $23.4 million net increase in depreciation and amortization, non-cash expenses, deferred income taxes, and tax benefit from the exercise of stock options, partially offset by a $25.9 million increase in cash invested in operating assets and liabilities due to growth of our business. Depreciation expense totaled $40.4 million for fiscal 2005, as compared to $26.9 million for fiscal 2004.

We anticipate cash to be provided by operations in fiscal 2007, due to anticipated increases in revenues from higher new unit sales at a higher average selling price, a greater average participation gaming machine installed base, and a higher average revenue per day, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the increase in our revenues.

Investing Activities: The $49.3 million increase in cash used by investing activities in fiscal 2006 compared to fiscal 2005 was primarily due to:

•	Cash used for the purchase of property, plant and equipment for fiscal 2006 was $15.6 million compared with $8.1 million for fiscal 2005. We purchased land and a building near our technology campus in the September 2005 quarter and are currently planning new construction in this space beginning in fiscal 2007. In the fall of 2005, we began an expansion of our Waukegan manufacturing facility and spent $1.7 million on such expansion during fiscal 2006. We expect the total cost of the expansion to be between $10 million and $12 million. However, on an overall capital expenditure basis for property, plant and equipment, we expect to spend between $20 million and $24 million on capital expenditures during fiscal 2007, and do not anticipate any significant changes in the general trend of our capital expenditures for property, plant and equipment in fiscal 2008;

•	Cash used for additions to gaming operation machines was $68.7 million and $63.9 million for fiscal 2006 and 2005, respectively. The current period investment in gaming operation machines reflects our continued expansion of the installed base of our participation games and continued refreshing of our games with new game themes. We expect the investment in gaming operations machines to moderate in fiscal 2007 to be between $40 million and $50 million in fiscal 2007, and expect this moderation to continue into fiscal 2008, as we expect the growth in the installed base of our gaming machines to be lower than the record growth we achieved in fiscal 2006 and 2005;

•	Net cash of $6.1 million was provided from the redemption of short-term investments for fiscal 2006, compared to $49.6 million provided from the redemption of such investments in the comparable prior year period;

In addition, we acquired Orion Financement B.V. on July 13, 2006. See “Subsequent Developments” below for further information.

The $2.3 million decrease in cash used in investing activities in fiscal 2005 compared to fiscal 2004 was primarily due to proceeds from short-term investments of $49.6 million compared to $2.6 million in fiscal 2004, partially offset by cash used for additions to gaming operation machines of $63.9 million in fiscal 2005 compared to $17.4 million in fiscal 2004. In fiscal 2005 we had record growth in our installed base and we refreshed our installed legacy base with participation games in our Bluebird cabinet using our CPU-NXT platform.

Financing Activities: The $20.0 million decrease in cash provided by financing activities, to cash used in financing activities of $4.6 million, was primarily due to:

•	The receipt of $4.2 million and $15.4 million from the exercise of stock options in fiscal 2006 and 2005, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options; and

•	In fiscal 2006 we repurchased 400,428 shares of our common stock for an aggregate price of $10.0 million at an average price of $25.05 per share, compared to no repurchases of common stock in fiscal 2005.

The $6.6 million decrease in cash provided by financing activities in fiscal 2005 compared to fiscal 2004 was primarily due to the fact that we received net cash of $14.1 million in July 2004 from the exercise of the over-allotment option relating to our convertible subordinated notes, partially offset by an increase in cash provided the exercise of stock options.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines that are not recorded on our Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments.

Our obligations under these arrangements, under our convertible subordinated notes and other contractual obligations at June 30, 2006, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$29.4	$3.9	$6.6	$5.8	$13.1
Royalty payments, excluding contingent payments	43.2	16.5	16.2	10.5	—
Non-cancelable raw material purchase orders	34.1	21.9	12.2	—	—
Convertible subordinated notes	115.0	—	—	115.0	—
Other, including guaranteed minimums in employment agreements and capital expenditures	16.0	6.6	9.4	—	—

Total	$237.7	$48.9	$44.4	$131.3	$13.1

The total potential royalty commitments, including payments already made and those contingent upon future events, decreased to $43.3 million at June 30, 2006 from $56.9 million at June 30, 2005, due to advances and payments made on existing commitments, partially offset by a slight increase in gross commitments. Potential royalty commitments could continue to increase in the future as we enter into new brand licensing agreements. See also Note 11, “Commitments and Contingencies” to our Consolidated Financial Statements.

Non-cancelable raw materials purchase orders increased to $34.1 million as of June 30, 2006 from $0.9 million as of June 30, 2005, due to the Company entering into formal purchase agreements with certain suppliers during fiscal 2006.

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

SUBSEQUENT DEVELOPMENTS

Acquisition

On July 13, 2006, we completed the acquisition of 100% of the outstanding stock of privately-held Orion Financement Company B.V. (“Orion Gaming”), a Netherlands-based company that designs, manufactures and sells gaming machines. The total consideration for Orion Gaming was €23.6 million (or approximately U.S. $30.2 million), of which €8.6 million (U.S. $11.0 million) was for debt retirement. Orion Gaming stockholders received €15.0 million (U.S. $19.2 million), comprised of €7.5 million (U.S. $9.6 million) in cash and €7.5 million (U.S. $9.6 million) of WMS common stock (approximately 366,400 shares). Orion Gaming’s senior management, which has led the company from inception, will remain with the company. Orion Gaming will operate as a separate subsidiary. The transaction is expected to be neutral to slightly accretive to our fiscal 2007 net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes.

Interest Rate Risk

We have exposure to interest rate risk from our convertible subordinated notes and revolving credit facility. The notes are at a fixed rate and the revolving credit facility is at a variable rate.

As of June 30, 2006, we had $115.0 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $159.2 million. Using a discounted cash flow model, and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our fixed rate debt by approximately $2.2 million, but would not be material to our cash flows or future results of operations. However, the fair value of our convertible fixed rate debt is more significantly dependent on the market price of our common stock into which it can be converted.

On May 1, 2006, we entered into a new multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million, and replaces the $50 million revolving credit facility which would have expired on May 9, 2006. Borrowings under this facility bear interest at a certain percentage above the agent’s prime rate, or above the LIBOR rate. There were no outstanding borrowings under this facility as of June 30, 2006.

Foreign Currency Risk

We have subsidiaries in Australia, Canada, Slovakia, Spain, South Africa, and the United Kingdom for distribution and development operations. These subsidiaries transact business in their respective foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2006 would have resulted in a pretax loss (or gain) of about $0.4 million.

The net assets of these subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in stockholders’ equity. Such translation resulted in unrealized losses of $0.5 million and $0.4 million for fiscal 2006 and 2005, respectively.

In addition, foreign governments could impose restrictions on currency movements that might make it costly or impossible to repatriate earnings to the U.S.

The above analysis of Foreign Currency Risk excludes Orion Gaming, which we acquired in July 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our Consolidated Financial Statements are included in this Report immediately following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2006 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 25, 2006 with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 25, 2006 with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 25, 2006 with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 25, 2006 with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 25, 2006 with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	(1) Financial Statements. See “Index to Financial Information” on page F-1.

(2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.

(3) Exhibits.

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to WMS’s Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 10-K”).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of State of the State of Delaware on February 25, 1998, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 1 to WMS’s Registration Statement on Form 8-A (File No. 1-8300) filed March 25, 1998 (the “Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4	Rights Agreement, dated as of March 5, 1998, between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

10.1	Voting Proxy Agreement, dated September 21, 1995, among Louis J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and National Amusements, Inc., incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

10.2	Amendment to Voting Proxy Agreement, dated July 20, 2005, among Neil D. Nicastro, WMS, Sumner M. Redstone and National Amusements, Inc., incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on July 29, 2005.

10.3	Voting Proxy Agreement dated, November 8, 2003, among Louis J. Nicastro, Neil D. Nicastro, WMS and Phyllis G. Redstone, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on November 12, 2002.

10.4	Worldwide Merchandising Agreement/License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to WMS’s Registration Statement No. 333-83021 on Form S-3 filed with the Commission on July 16, 1999 (the “1999 S-3”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.5	Amendment dated 1998 to License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc., dated September 1, 1997, incorporated by reference to the 1999 S-3. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.6	Amendment No. 3, dated December 16, 2002, to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “2003 1Q 10-Q”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

Exhibit	Description
10.7	Amendment No. 4, dated September 15, 2003, to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to the 2003 1Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.8	Warrant to purchase common stock of the Registrant, issued to Hasbro, Inc., incorporated by reference to the 2003 1Q 10-Q.

10.9	License Agreement, dated September 18, 2000, between our wholly owned subsidiary, WMS Gaming Inc., and International Game Technology as successor to Anchor Gaming, incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (the “2004 10-K”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.10	License and Development Agreement between WMS Gaming Inc. (“WGI”) and Sierra Design Group (“SDG”), dated as of April 24, 2002, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “2003 2Q 10-Q”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.11	First Amendment to License and Development Agreement between WGI and SDG, dated June 12, 2003, incorporated by reference to the 2003 2Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.12	Second Amendment to License and Development Agreement between WGI and SDG, dated July 15, 2003, incorporated by reference to the 2003 2Q 10-Q.

10.13	Third Amendment to License and Development Agreement between WGI and SDG, dated November 7, 2003, incorporated by reference to the 2003 2Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.14	Letter Amendment to License and Development Agreement between WGI and SDG, dated February 3, 2004, incorporated by reference to the 2004 10-K. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.15	Indenture, dated June 25, 2003, between WMS Industries Inc. and BNY Midwest Trust Company (the “Indenture”), incorporated by reference to WMS’s Current Report on Form 8-K filed June 25, 2003 (the “2003 8-K”).

10.16	Form of Note contained in and incorporated by reference to Exhibit A to the Indenture.

10.17	Registration Rights Agreement, dated June 25, 2003, between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference to the 2003 8-K.

10.18	$100 million Credit Agreement, dated May 1, 2006, by WMS with JP Morgan Chase Bank, N.A., as Administrator Agent, JP Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle National Association, a Syndication Agent, and Bank of America, N.A. as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K filed May 5, 2006.

Management Contracts and Compensatory Plans or Arrangements

10.19	WMS Industries Inc. 1991 Stock Option Plan, as amended, incorporated by reference to the 1994 10-K.

10.20	Amendment to Article III, Section 3 (Option Adjustments) of 1991 Stock Option Plan, incorporated by reference to Proposal No. 2 to WMS’s definitive proxy statement filed with the Commission on December 11, 1996 (the “1996 Proxy Statement”).

Exhibit	Description
10.21	WMS Industries Inc. 1994 Stock Option Plan, incorporated by reference to Appendix A to WMS’s Definitive Proxy Statement dated December 12, 1994.

10.22	Amendment to Article III, Section 3 (Option Adjustments) of 1994 Stock Option Plan, incorporated by reference to Proposal No. 2 to the 1996 Proxy Statement.

10.23	WMS Industries Inc. 1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’s Registration Statement No. 333-57585 on Form S-8 filed with the Commission on June 24, 1998.

10.24	WMS Industries Inc. 2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.25	WMS Industries Inc. 2000 Stock Option Plan, incorporated by reference to Appendix B to WMS’s Proxy Statement for its 2001 Annual Meeting of Stockholders filed on December 8, 2000.

10.26	WMS Industries Inc. 2002 Stock Option Plan, incorporated by reference to Appendix B to WMS’s Proxy Statement for its 2002 Annual Meeting of Stockholders, filed on September 25, 2002.

10.27	WMS Industries Inc. 2005 Incentive Plan, incorporated by reference to Appendix B to WMS’s Proxy Statement for its 2004 Annual Meeting of Stockholders, filed on October 27, 2004.

10.28	Form of Stock Option Agreement under the WMS Industries 2005 Incentive Plan, incorporated by reference to WMS’s Annual Report on Form 10-K for the fiscal year ended June 30, 2005 (the “2005 10-K”).

10.29	Form of Restricted Stock Agreement under the WMS Industries 2005 Incentive Plan, incorporated by reference to the 2005 10-K.

10.30	Form of Equity-Based Performance Award Agreement under the WMS Industries 2005 Incentive Plan, incorporated by reference to the 2005 10-K.

10.31	Form of Deferred Stock Unit Agreement under the WMS Industries 2005 Incentive Plan, incorporated by reference to the 2005 10-K.

10.32	WMS Industries Inc. Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed March 15, 2006.

10.33	Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS dated June 14, 2001, incorporated by reference to WMS Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”).

10.34	Form of Officer and Director Indemnity Agreement, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on December 15, 2004.

10.35	Employment Agreement between Brian R. Gamache and WMS, dated December 27, 2004, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on December 30, 2004.

10.36	Letter Agreement, dated as of August 9, 2005, between WMS and Brian R. Gamache incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.37	Employment Agreement between Orrin J. Edidin and WMS, dated February 18, 2005, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on February 24, 2005.

10.38	Letter Agreement, dated as of August 9, 2005, between WMS and Orrin J. Edidin incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.39	Employment Agreement between Scott D. Schweinfurth and WMS dated February 18, 2005, incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on February 24, 2005.

Exhibit	Description
10.40	Letter Agreement, dated as of August 9, 2005, between WMS and Scott D. Schweinfurth incorporated by reference to WMS’s Current Report on Form 8-K filed with the Commission on August 15, 2005.

10.41	Amended and Restated Employment Agreement between WMS and Seamus McGill, dated February 1, 2001, incorporated by reference to the 2001 10-K.

10.42	Letter Amendment to Amended and Restated Employment Agreement between WMS and Seamus McGill, dated November 1, 2001, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

10.43	Letter Amendment to Amended and Restated Employment Agreement between WMS and Seamus McGill, dated February 24, 2004, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

10.44	Agreement between WMS Gaming Inc. and Seamus McGill, dated August 9, 2006, incorporated by reference to WMS’s Current Report on Form 8-K filed August 14, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.45	Employment offer letter, dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.46	Description of Non-employee Director Compensation, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.47	Executive Compensation Arrangements, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005.

10.48	Description of Executive Compensation, incorporated by reference to WMS’s Current Report on Form 8-K filed August 16, 2006

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

WMS INDUSTRIES INC.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

WMS Industries Inc.

We have audited the accompanying consolidated balance sheets of WMS Industries Inc. (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended June 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WMS Industries Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

September 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

WMS Industries Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A), that WMS Industries Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that WMS Industries Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, WMS Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMS Industries Inc. as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2006 of WMS Industries Inc. and our report dated September 8, 2006 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

September 8, 2006

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2006 and 2005

(in millions of U.S. dollars and millions of shares)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39.1	$35.2
Restricted cash	13.6	3.5
Short-term investments	—	6.1

Total cash, cash equivalents, and short-term investments	52.7	44.8

Accounts receivable, net of allowances of $2.6 and $2.5, respectively	91.2	77.0
Notes receivable, current portion	54.4	45.3
Inventories	75.8	104.3
Other current assets	34.1	39.7

Total current assets	308.2	311.1
NON-CURRENT ASSETS:
Gaming operations machines, net	71.6	54.4
Property, plant and equipment, net	63.1	53.4
Royalties, licensed technologies, patents and trademarks	54.2	47.4
Other assets	29.3	12.1

Total non-current assets	218.2	167.3

TOTAL ASSETS	$526.4	$478.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37.4	$31.4
Accrued compensation and related benefits	8.2	6.1
Other accrued liabilities	28.4	31.8

Total current liabilities	74.0	69.3
NON-CURRENT LIABILITIES:
Deferred income tax liabilities	3.1	4.2
2.75% Convertible subordinated notes due 2010	115.0	115.0
Other non-current liabilities	8.7	4.7

Total non-current liabilities	126.8	123.9

Commitments and contingencies	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 32.4 shares issued)	16.2	16.2
Additional paid-in capital	227.2	225.0
Retained earnings	97.6	64.3
Accumulated other comprehensive income	0.1	0.6
Unearned restricted stock	—	(11.5)
Treasury stock, at cost (0.8 shares and 0.7 shares, respectively)	(15.5)	(9.4)

Total stockholders’ equity	325.6	285.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$526.4	$478.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended June 30, 2006, 2005 and 2004

(in millions of U.S. dollars and millions of shares, except per share amounts)

	2006	2005	2004
REVENUES:
Product sales	$302.5	$278.6	$145.9
Gaming operations	148.7	109.8	84.3

Total revenues	451.2	388.4	230.2

COSTS AND EXPENSES:
Cost of product sales(1)	174.1	167.2	87.4
Cost of gaming operations(1)	36.4	25.2	15.3
Research and development	49.0	50.3	44.8
Selling and administrative	88.0	74.6	57.6
Depreciation and amortization(1)	54.7	40.4	26.9

Total costs and expenses	402.2	357.7	232.0

OPERATING INCOME (LOSS)	49.0	30.7	(1.8)

Interest expense	(4.3)	(3.9)	(3.8)
Interest and other income, net	4.5	3.5	2.6

Income (loss) before income taxes	49.2	30.3	(3.0)
Provision (benefit) for income taxes	15.9	9.1	(2.1)

NET INCOME (LOSS)	$33.3	$21.2	$(0.9)

Earnings (loss) per share:
Basic	$1.06	$0.69	$(0.03)

Diluted	$0.94	$0.62	$(0.03)

Weighted-average common shares:
Basic common stock outstanding	31.4	30.7	29.7

Diluted common stock and common stock equivalents	37.9	37.7	29.7

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:
Cost of product sales	$2.3	$1.9	$1.7
Cost of gaming operations	$45.8	$32.2	$19.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME STATEMENTS

For the Years Ended June 30, 2006, 2005 and 2004

(in millions of U.S. dollars)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Unearned restricted stock	Treasury stock, at cost	Total stockholders’ equity
Balance, June 30, 2003	$16.2	$197.0	$44.0	$1.1	$(0.3)	$(36.8)	$221.2
Comprehensive loss:
Net loss	—	—	(0.9)	—	—	—	(0.9)
Foreign currency translation adjustment	—	—	—	(0.1)	—	—	(0.1)

Comprehensive loss	—	—	—	—	—	—	(1.0)
Issuance of warrants	—	3.9	—	—	—	—	3.9
Exercise of stock options and related tax benefits	—	4.7	—	—	—	14.9	19.6
Issuance of restricted shares from treasury	—	1.1	—	—	(1.8)	0.7	—
Purchase of treasury shares	—	—	—	—	—	(5.0)	(5.0)
Share-based payment expense	—	—	—	—	0.8	—	0.8

Balance, June 30, 2004	16.2	206.7	43.1	1.0	(1.3)	(26.2)	239.5
Comprehensive income:
Net income	—	—	21.2	—	—	—	21.2
Foreign currency translation adjustment	—	—	—	(0.4)	—	—	(0.4)

Comprehensive income	—	—	—	—	—	—	20.8
Exercise of stock options and related tax benefits	—	8.0	—	—	—	13.0	21.0
Issuance of restricted shares from treasury	—	5.3	—	—	(9.1)	3.8	—
Issuance of performance contingent units	—	4.1	—	—	(4.1)	—	—
Share-based payment expense	—	0.9	—	—	3.0	—	3.9

Balance, June 30, 2005	16.2	225.0	64.3	0.6	(11.5)	(9.4)	285.2
Comprehensive income:
Net income	—	—	33.3	—	—	—	33.3
Foreign currency translation adjustment	—	—	—	(0.5)	—	—	(0.5)

Comprehensive income	—	—	—	—	—	—	32.8
Effect from adoption of SFAS No. 123R	—	(11.5)	—	—	11.5	—	—
Exercise of stock options and related tax benefits	—	1.5	—	—	—	3.9	5.4
Share-based payment expense	—	12.2	—	—	—	—	12.2
Purchase of treasury shares	—	—	—	—	—	(10.0)	(10.0)

Balance, June 30, 2006	$16.2	$227.2	$97.6	$0.1	$—	$(15.5)	$325.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2006, 2005 and 2004

(in millions of U.S. dollars)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33.3	$21.2	$(0.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	54.7	40.4	26.9
Non-cash losses and expenses	15.4	4.9	2.1
Deferred income taxes	(3.8)	5.4	(2.8)
Tax benefit from exercise of stock options	–	5.6	6.7
Change in operating assets and liabilities:
Restricted cash	(10.1)	(3.0)	1.8
Receivables	(23.4)	(51.9)	(33.4)
Inventories	32.7	(36.6)	(35.4)
Other current assets	(8.3)	(14.7)	0.2
Other assets	(4.9)	0.7	1.0
Accounts payable and accrued liabilities	8.8	24.4	10.6

Net cash provided by (used in) operating activities	94.4	(3.6)	(23.2)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(15.6)	(8.1)	(10.5)
Additions to gaming operations machines	(68.7)	(63.9)	(17.4)
Investment and advances in royalties, licensed technologies, patents, and trademarks	(7.2)	(13.7)	(13.1)
Proceeds from short-term investments	6.1	49.6	2.6

Net cash used in investing activities	(85.4)	(36.1)	(38.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	4.2	15.4	12.9
Tax benefit from exercise of stock options	1.2	—	—
Gross proceeds from issuance of convertible notes	—	—	15.0
Debt issuance costs	—	—	(0.9)
Purchase of treasury stock	(10.0)	—	(5.0)

Net cash (used in) provided by financing activities	(4.6)	15.4	22.0

Effect of Exchange Rates on Cash	(0.5)	(0.4)	(0.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3.9	(24.7)	(39.7)
CASH AND CASH EQUIVALENTS, beginning of year	35.2	59.9	99.6

CASH AND CASH EQUIVALENTS, end of year	$39.1	$35.2	$59.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

1. BUSINESS OVERVIEW

We are engaged in one business segment: the design, manufacture, and marketing of gaming machines (video and mechanical reel type) and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions world-wide. Our production remains exclusively in the United States, while development and distribution offices are located in the United States, Australia, Italy, South Africa, Spain, and the United Kingdom. See also Note 18, “Subsequent Events.”

We market our gaming machines in two principal ways. First, for product sales we sell new and used gaming machines, VLTs, conversion kits, parts, and equipment manufactured under original equipment manufacturing agreements to casinos and other gaming machine operators. Second, we license our game content to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) in the case of gaming machines on a wide-area progressive (“WAP”) jackpot system, a percentage of the amount wagered. We categorize our lease arrangements into five groups: WAP participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and VLT leases. We refer to WAP, LAP and stand-alone gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to distribute our games, and VLT and other lease revenues, we refer to this business as our “gaming operations.”

Data for product sales and gaming operations is maintained only on a consolidated basis as presented in our Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenue and costs of revenues information included in the Consolidated Statements of Operations and cost of gaming operations machines and related accumulated depreciation included in the Consolidated Balance Sheets).

2. PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and include all adjustments necessary to fairly present our consolidated financial position, results of operations, and cash flows for each period presented. Our Consolidated Financial Statements include the accounts of WMS Industries Inc. and its wholly owned subsidiaries (“WMS” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Certain amounts reported in previous years have been reclassified to conform to the fiscal 2006 presentation, including royalties, licensed technologies, patents and trademarks (see Note 6, “Royalties, Licensed Technologies, Patents, and Trademarks”), as well as accounts and notes receivable.

Revenue Recognition

Our revenue recognition principle for both product sales and gaming operations is to record revenue when all the following criteria are met:

•	Persuasive evidence of an agreement exists;

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

•	The price to the customer is fixed or determinable;

•	The product is delivered: and

•	Collectibility is reasonably assured.

Product Sales

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

Labor costs for gaming machine installs and participation placements, as well as labor costs associated with performing routine maintenance on participation gaming machines are included in selling and administrative expenses. Beginning in fiscal 2006, we accrue for the cost of installing gaming machines sold to our customers at the time of sale, based on the percent of such gaming machines that we expect to install for our customers. We capitalize the costs to install gaming operations machines.

We currently do not apply the provisions of Statement of Position 97-2, Software Revenue Recognition, (“SOP 97-2”) to sales of our products. The sale of our game themes and operating system, which are an integral part of a gaming machine, are “incidental” under the guidance of SOP 97-2 and, as such, we apply the revenue recognition principles outlined above.

Gaming Operations

We earn gaming operations revenues from leasing participation games and VLTs, and earn royalties from third parties under license agreements to use our game content. Gaming operations revenues under operating-type lease agreements are estimated and recognized as earned when collectibility is reasonably assured.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

For WAP leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine. Revenues are recognized as earned when collectibility is reasonably assured. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties, connecting to a WMS central computer system via a network of communications equipment. WAP system gaming machines differ from stand-alone units in that they build a progressive jackpot with every wager until a player hits the top award winning combination. Participating casinos pay a percentage of the coin-in directly to WMS for services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems and to administer the progressive jackpot funding.

A LAP system electronically links gaming machines within a single casino to a site controller which allows the system to build a series of small progressive jackpots within that specific casino based on every wager made on the LAP system; whereas a WAP jackpot system links gaming machines in multiple casinos to a progressive jackpot for multiple casinos within a gaming jurisdiction.

WMS also offers participation gaming machines on a non-linked basis, which we call stand-alone games. Stand-alone and local-area progressive participation lease agreements are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee.

Casino-owned daily fee games lease agreements are for a fixed daily fee per day. Casino-owned daily fee games are games for which we sell the base gaming machine to the casino at a normal sales price and earn a normal product sales gross profit and then earn a lower ongoing daily fee from leasing the top box and game theme to the casino.

VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-type gaming is not the principal attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our revenues are based on a fixed percentage of the daily net win of the gaming machines.

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

Sales of Used Gaming Machines

Cash generated from the sale of used gaming machines, including cash generated from the sale of used gaming operations machines, is included in our cash flow from operating activities for the periods in which such sales occur and have not been material.

Translation of Non-U.S. Currency Amounts

The local currency is the functional currency (primary currency in which business is conducted) for our non-U.S. subsidiaries and their assets and liabilities are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive income (loss). Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

the same manner as translation adjustments. Foreign currency transaction gains (losses) are included in Interest and other income, net and totaled $0.3 million, $(0.3) million and $0.2 million in fiscal years 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Restricted cash of $13.6 million and $3.5 million at June 30, 2006 and 2005, respectively, is required for funding WAP systems’ jackpot payments.

Short-Term Investments

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

Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a periodic basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. Our policy is to generally not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. With regard to notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Imputed interest, if any, is determined based on current market rates and is recorded in Interest and other income, net on the Consolidated Statements of Operations.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2006 and 2005, the fair value of the notes receivable approximated the carrying value.

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

In fiscal 2004, we introduced our new Bluebird cabinet and CPU-NXT gaming platform, and this has accelerated the obsolescence of existing legacy product lines. Some customers have traded in their legacy gaming machines when they purchased a new Bluebird gaming machine. We either sell these trade-ins “as-is” or

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

refurbish the legacy gaming machines before resale. We also refurbish and sell participation gaming machines as used gaming machines when we no longer need them in our gaming operations business. We maintain a legacy parts inventory, which we use for renovating the trade-in gaming machines, producing new legacy gaming machines including OEM arrangements with Multimedia Games Inc., or selling such parts to casinos and others through our spare parts business. An active market exists mostly outside of North America for used games. We continue to support our customers’ installed base of legacy gaming machines and continue to review our legacy inventories for impairment.

Freight-out and Warehousing Costs

Freight-out and warehousing costs are included in cost of product sales in the Consolidated Statements of Operations. Freight-out costs for gaming operations machines are capitalized and depreciated over the useful life of the related asset.

Research and Development Costs, including Software Development Costs

We account for research and development costs in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Accordingly, employee costs associated with product development are included in Research and development costs and are generally expensed as incurred.

We account for amounts paid to third parties for purchased or licensed software, including costs related to our technology improvement plan, under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, (“SFAS No. 86”). Under these arrangements, we have alternative future uses for purchased software and we generally have the right to sub-license this software to third parties (see also Note 11, “Commitments and Contingencies”). In addition, according to SFAS No. 86, costs incurred in creating a computer software product shall be charged to expense when incurred as research and development until “technological feasibility” has been established for the product, after which point costs are capitalized. Our products reach technological feasibility when a working model of the software is available, which is shortly before release to manufacturing for production.

In accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the implementation costs of our Oracle ERP system incurred during the preliminary project stages were expensed; costs incurred during the application development stages are being capitalized and costs incurred during the post-implementation/operation stages are being expensed.

Long-Lived Assets

Property, plant and equipment and gaming operations machines are stated at cost, net of accumulated depreciation. Depreciation of property, plant and equipment is computed on a straight-line basis over the following estimated useful lives:

Buildings and improvements	10 to 40 years
Leasehold improvements	Lesser of term of lease or useful life
Machinery and equipment	3 to 8 years
Gaming operations base machines	3 years
Gaming operations top boxes	1 year
Furniture and fixtures	10 years

Significant replacements and improvements are capitalized. Other maintenance and repairs are expensed.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

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

Goodwill and indefinite lived intangible assets are not amortized but are reviewed annually, or more frequently if an event occurs or circumstances change, for indications that the asset might be impaired. Any impairment loss is charged to expense in the period in which such loss is determined. Identified intangible assets with finite lives, including licensed technology and patents, are amortized using the straight-line method over their estimated useful lives. We continually evaluate the reasonableness of the useful lives of these assets, and any change in the lives assigned to amortizable assets will impact our Consolidated Statements of Operations.

We capitalize royalty and licensing advances made in connection with licensing agreements we have for the use of third party intellectual property and technologies. When the products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances is included in cost of product sales if related to a product sale, or cost of gaming operations if related to placement or lease of gaming machines or licenses in gaming operations revenues. To the extent we determine that the products developed would not fully recover the minimum commitment amounts, we will record an immediate charge in our Consolidated Statements of Operations at the time of such determination.

WAP Jackpot Liabilities and Expenses

We record a WAP jackpot liability based on the actual volume of coin-in or gaming machine play plus the initial progressive meter liability (“reset”) on each system in each jurisdiction. We defer jackpot expense for the reset on each progressive jackpot linked system, which is subsequently amortized to jackpot expense as the revenues are generated from the coin-in or gaming machine play. Our jackpot liabilities totaled $7.8 million and $1.8 million at June 30, 2006 and 2005, respectively. Our jackpot expense was $13.3 million, $5.1 million and zero for fiscal 2006, 2005 and 2004, respectively. To fund our jackpot liabilities we maintain restricted cash, as described above.

Advertising Expense

The cost of advertising is charged to expense as incurred. The cost of advertising for fiscal 2006, 2005 and 2004 was $0.9 million, $0.9 million and $0.6 million, respectively.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Share-Based Compensation

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

On July 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. Prior to the adoption of SFAS No. 123R, WMS followed the intrinsic value method in accordance with APB No. 25 to account for its employee stock options. Accordingly, no compensation expense was recognized for stock options issued under the Company’s equity compensation plans; however, compensation expense was recognized in connection with the issuance of restricted stock granted under the Company’s equity compensation plans. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in WMS recording compensation expense for employee stock options that were unvested at July 1, 2005, and for all future option grants. The following table shows the effect of adopting SFAS No. 123R on selected reported items:

	2006
	As Reported	Impact of SFAS No. 123R
Income before income taxes	$49.2	$9.3
Net income	$33.3	$5.8
Basic earnings per share	$1.06	$0.18
Diluted earnings per share	$0.94	$0.15
Cash flows from operating activities	$94.4	$(1.2)
Cash flows from financing activities	$(4.6)	$1.2

Adoption of SFAS No. 123R also impacted the Consolidated Balance Sheet as $11.5 million of Unearned Restricted Stock at June 30, 2005 was reclassified to additional paid-in capital on July 1, 2005. Total pre-tax share-based compensation expense for fiscal 2006, 2005 and 2004 was $12.2 million, $3.9 million, and $0.8 million, respectively.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the Company’s equity compensation plans been determined during fiscal 2005 and 2004 based on fair value at the grant date consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2005	2004
Net income (loss) as reported	$21.2	$(0.9)
Add: Stock based employee compensation cost, net of related tax effects, already included in the determination of net income	1.8	0.4
Deduct: Pro forma amounts if the fair value method had been applied to all stock compensation awards	(8.3)	(8.4)

Subtotal	(6.5)	(8.0)

Pro forma net income (loss)	$14.7	$(8.9)

Basic earnings (loss) per share:
As reported	$0.69	$(0.03)

Pro forma	$0.48	$(0.30)

Diluted earnings (loss) per share:
As reported	$0.62	$(0.03)

Pro forma	$0.45	$(0.30)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2006, 2005 and 2004:

	2006	2005	2004
Risk-free interest rate	4.6%	5.0%	4.0%
Expected life of options (in years)	6.13	6.25	6.0
Expected volatility .	0.37	0.39	0.36
Dividend yield	0.0%	0.0%	0.0%

For fiscal 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For fiscal 2005 and 2004, the Company used a projected expected life for each award granted based on historical experience. Expected volatility is based on historical volatility levels of WMS common shares. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term that approximates expected life of the award. Expected dividend yield is based on historical dividend payments.

Use of Estimates

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit and market risk, consist primarily of cash equivalents, short-term investments and trade notes and accounts receivable. By policy, we place our cash equivalents and short-term investments only in high credit quality securities and limit the amounts invested in any one security. However, our overnight cash balances are held by our main commercial bank. The accounts and notes receivable from the sale of gaming machines are generally from a large number of customers with no significant concentration other than in the State of Nevada. No customers accounted for more than 10% of consolidated revenues in fiscal 2006, 2005 and 2004.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board issued final Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and also excludes income tax accounting from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, accordingly, WMS will adopt FIN 48 beginning in fiscal 2008. We are in the process of analyzing the potential effects FIN 48 will have on the Company’s results of operations and financial position.

3. EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are calculated as follows for the three fiscal years ended June 30:

	2006	2005	2004
Basic earnings (loss) per share:
Net income (loss)	$33.3	$21.2	$(0.9)
Basic weighted average common shares outstanding	31.4	30.7	29.7
Basic earnings (loss) per share	$1.06	$0.69	$(0.03)

Diluted earnings (loss) per share:
Net income (loss)	$33.3	$21.2	$(0.9)
After tax effect of convertible subordinated notes	2.3	2.2	–

Net income (loss) for per share calculation	$35.6	$23.4	$(0.9)

Basic weighted average common shares outstanding	31.4	30.7	29.7
Dilutive effect of stock options	0.6	1.1	–
Dilutive effect of restricted common stock	0.1	0.1	–
Dilutive effect of convertible subordinated notes	5.8	5.8	–

Weighted average common shares outstanding	37.9	37.7	29.7

Diluted earnings (loss) per share	$0.94	$0.62	$(0.03)

Common stock equivalents excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive	1.8	0.6	0.3

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

If WMS had recognized income for fiscal 2004, the following would have resulted in additional diluted shares outstanding under the treasury stock method: 1.4 million incremental stock options and warrants; and 0.1 million incremental restricted stock grants. In fiscal 2004, if WMS had recognized income in excess of $0.40 per share, then 5.8 million shares of common stock related to the 2.75% convertible subordinated notes would have been included in the diluted shares outstanding.

4. INVENTORIES

Inventories consisted of the following at June 30:

	2006	2005
Raw materials and work-in-process	$53.9	$71.6
Finished goods	21.9	32.7

Total inventories	$75.8	$104.3

Legacy inventory balances included in the totals above:
Legacy raw materials	$7.4	$11.8
Legacy finished goods	5.4	11.4

Total legacy inventories	$12.8	$23.2

Demand for the Bluebird product has accelerated the transition from our legacy product line. In response to this, we took steps to address the most challenging components of the legacy inventory including selling older model used games and used units configured with undesirable laminate colors, as well as selling back to suppliers excess quantities of certain legacy raw materials. In fiscal 2005, in addition to our routine provision to recognize all inventory at lower of cost or market, we recorded incremental non-cash, pre-tax net inventory charges of $4.6 million to reduce legacy inventory to net realizable value. In fiscal 2006 and 2004, we did not record any incremental inventory charges.

5. GAMING OPERATIONS MACHINES AND PROPERTY, PLANT AND EQUIPMENT

The components of Gaming operations machines were as follows at June 30:

	2006	2005
Gaming operation machines	$177.9	$133.1
Less accumulated depreciation	(106.3)	(78.7)

Net gaming operations machines	$71.6	$54.4

We reclassified $4.8 million and $2.3 million net book value of gaming operations machines to inventory during fiscal 2006 and 2005, respectively.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The components of Property, plant and equipment were as follows at June 30:

	2006	2005
Land	$2.6	$2.6
Buildings and improvements	43.4	38.0
Machinery and equipment	53.5	42.1
Furniture and fixtures	9.4	8.2

	108.9	90.9
Less accumulated depreciation	(45.8)	(37.5)

Net property, plant and equipment	$63.1	$53.4

6. ROYALTIES, LICENSED TECHNOLOGIES, PATENTS, AND TRADEMARKS

At June 30, 2005, we reclassified our investment and royalty advances in technology and brand license agreements (“royalties and licensed technologies”) and costs paid to third parties for patents and trademarks from operating activities to investing activities in our Consolidated Statements of Cash Flows. Over recent years, the nature and level of our investment and royalty advances and costs paid to third parties for patents and trademarks has changed. In the past, a majority of these investments and royalty advances pertained to licensing brand names and artistic rights that we use to create game “themes.” Beginning in fiscal 2004 and continuing through fiscal 2005 and 2006, we started acquiring and entering into long-term agreements for technology, patents, and trademarks. These are used in the development of revenue streams from the sale of new gaming machines to customers and gaming operations revenues related to participation gaming machines owned by us and placed at customers’ sites on a lease basis. Since the productive assets classified as investments and royalty advances in other assets that were acquired during 2004 and 2003 related to game themes used in generating revenues from product sales and the placement of our gaming operations machines, we believed it was appropriate to classify such payments as operating activities.

However, due to changes that began in 2004 and continued into 2005 in the nature of our investment and royalty advances relating to licensed technologies, intellectual property licenses and costs paid to third parties for patents and trademarks, as well as the increase in the significance of such investments and royalty advances currently and expected in the future, we reconsidered the classification of such items in the Consolidated Statements of Cash Flows. We believe the most appropriate classification of these expenditures during 2005 was to report these as cash flows from investing activities in our Consolidated Statements of Cash Flows and we will continue to classify these as cash flows from investing activities in fiscal 2006 and beyond.

In order to enhance comparability to prior periods, we reclassified additions to royalties, licensed technologies, patents, and trademarks for fiscal 2005 and 2004 from operating activities to investing activities. The impact of this reclassification was to benefit net cash provided by operating activities by $13.7 million and $13.1 million for fiscal 2005 and 2004, respectively, with an equally offsetting impact on cash flow from investing activities. In fiscal 2006, we have also reclassified royalties, licensed technologies, patents, and trademarks from other assets into a separate line item on the Consolidated Balance Sheets and, in order to enhance comparability to prior periods, we reclassified such amounts from other assets at June 30, 2005, into a separate line item on the Consolidated Balance Sheets.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Royalties, licensed technologies, patents, and trademarks consisted of the following at June 30:

	2006	2005
Gross royalties and licensed technologies	$82.1	$68.2
Accumulated amortization	(27.1)	(18.4)

Net royalties and licensed technologies	55.0	49.8
Less: royalties and licensed technologies, short term	(8.5)	(6.9)

Royalties and licensed technologies, long term	$46.5	$42.9

Long Term
Royalties and licensed technologies, net of accumulated amortization	$46.5	$42.9
Patents	7.3	4.3
Trademarks	0.4	0.2

Total long term	$54.2	$47.4

Amortization expense for prepaid royalties and licensed technologies, which is charged to cost of product sales and cost of gaming operations, was $8.7 million, $9.7 million and $5.2 million for fiscal 2006, 2005 and 2004, respectively.

The estimated aggregate amortization expense for royalties and licensed technologies for each of the next five years is as follows:

Year ended June 30,
2007	$8.5
2008	14.6
2009	13.1
2010	4.9
2011	13.9

Total	$55.0

The estimated aggregate future intangible amortization as of June 30, 2006 does not reflect the significant commitments we have for future payments for royalties and licenses. See also Note 10, “Commitments and Contingencies.” In fiscal 2006, we recorded an immaterial amount of patent amortization since a majority of the patent asset pertains to unissued patent applications. We anticipate that amortization of a majority of the current balance will begin in approximately three years from June 30, 2006, and will be amortized over a period of four to seventeen years.

7. OTHER ACCRUED LIABILITIES

The components of other accrued liabilities were as follows at June 30:

	2006	2005
Accrued jackpot liability	$7.8	$1.8
Royalties payable	6.4	14.7
Deferred licensing purchase obligation	4.7	4.4
Other accrued liabilities	9.5	10.9

Total other accrued liabilities	$28.4	$31.8

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

8. INCOME TAXES

The following is a summary of income (loss) before income taxes of U.S. and international operations for the fiscal years ended June 30:

	2006	2005	2004
United States	$48.0	$26.9	$(4.0)
International	1.2	3.4	1.0

Total	$49.2	$30.3	$(3.0)

Significant components of the provision (benefit) for income taxes were as follows for the fiscal years ended June 30:

	2006	2005	2004
Current:
Federal	$17.1	$2.1	$—
State	1.2	0.1	—
Foreign	0.2	1.5	0.7

Total current	18.5	3.7	0.7
Deferred:
Federal	(2.7)	(0.3)	(8.5)
State	(0.6)	0.2	(1.0)
Foreign	(0.5)	(0.1)	—

Total deferred	(3.8)	(0.2)	(9.5)
Tax benefit resulting from stock option exercises	1.2	5.6	6.7

Income tax provision (benefit), net	$15.9	$9.1	$(2.1)

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. Significant components of our deferred tax assets and liabilities at June 30 were:

	2006	2005
Deferred tax assets resulting from:
Current:
Net operating loss carry-forward (NOL)	$1.0	$8.8
Research and development tax credit carry-forward	—	2.4
Receivables valuation	1.2	1.1
Inventory valuation	5.0	4.7
Accrued and other items not currently deductible	4.2	3.7

Total current deferred tax assets	11.4	20.7
Non-current:
Foreign tax credit carry-forward (FTC)	2.1	2.5
Share-based payment expense	3.6	—
Book over tax depreciation	8.0	—
Other non-current	0.5	0.8

Total non-current deferred tax assets	14.2	3.3

Valuation allowance	(0.2)	(1.3)

Net deferred tax assets	25.4	22.7
Deferred tax liabilities resulting from:
Tax over book depreciation	—	(2.8)
Other	(3.1)	(1.4)

Total net deferred tax assets	$22.3	$18.5

No deferred tax provision has been made for United States taxes related to approximately $7.2 million of undistributed earnings of foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when the remittance occurs.

At June 30, 2006, we had $2.1 million of foreign tax credit carry-forwards expiring from 2014 through 2016, $22.0 million of state net operating loss carry-forwards expiring from 2008 through 2024, and $1.7 million of foreign net operating loss with unlimited carry-forward.

At June 30, 2006, we believed it was more likely than not that we would realize substantially all of the benefit of the $25.6 million of net deferred tax assets on our Consolidated Balance Sheet, including the net operating loss carry-forwards. Accordingly, we reduced our valuation allowance against these deferred tax assets by $1.1 million during fiscal 2006, primarily due to realization of net operating losses of our South African subsidiary. In determining the level of required valuation allowance, we considered actual use of net operating losses and research and development credits in fiscal 2006, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The provision (benefit) for income taxes differs from the amount computed using the statutory federal income tax rate as follows for the fiscal years ended June 30:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	2.9	2.6	(4.0)
Dividend received deduction on investment income	(0.1)	(0.6)	(4.6)
Research tax credits	(2.0)	(1.5)	(15.7)
Permanent items	0.8	0.4	3.2
Foreign rate differential	(0.1)	0.1	(11.2)
Change of prior years’ taxes	(0.4)	(2.2)	1.4
Export sales deductions	(1.7)	(3.7)	(13.8)
Manufacturer’s deductions	(1.3)	—	—
South African losses without current tax benefit	—	0.6	8.6
Reversal of valuation allowance, primarily relating to South African losses	(1.2)	—	—
Other, net	0.4	(0.7)	0.2

Effective tax rate	32.3%	30.0%	(70.9)%

Other, net in fiscal 2005, reflects a 1.9% or $1.5 million non-taxable settlement related to final settlement of tax advances with our former subsidiary, Midway Games. On November 19, 2004, WMS and Midway terminated (1) a tax sharing agreement; (2) a tax separation agreement; (3) a letter agreement; and (4) a settlement agreement that were entered into in connection with Midway’s 1996 initial public offering and the 1998 distribution by WMS to its stockholders of its remaining Midway shares. Under the termination agreement, Midway paid WMS $1.5 million, and we recorded a pre and after-tax benefit in other income of $1.5 million.

9. CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At June 30, 2006, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

As of June 30, 2006, the fair value of the convertible subordinated notes was $159.2 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Revolving Credit Facility

On October 4, 2005, we amended our unused line of credit for $50.0 million under a revolving credit agreement, due May 9, 2006, to increase the foreign exchange transaction and letter of credit sub-limit from $2.0 million to $5.0 million. No borrowing occurred on the line in fiscal 2006, 2005 or 2004.

On May 1, 2006, we entered into a new multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million, and replaces the $50 million revolving credit facility which would have expired on May 9, 2006. Up to $10 million of the credit facility is available for the issuance of letters of credit. The new credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At June 30, 2006, approximately $84.3 million was available for such purposes under the most restrictive of these covenants.

10. STOCKHOLDERS’ EQUITY AND COMMON STOCK PLANS

General

Our authorized common stock consists of 100.0 million shares at $0.50 par value. Additionally, we have 5.0 million shares of $0.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by our Board of Directors.

Under the WMS Rights Agreement, each share of our common stock has an accompanying right to purchase, under certain conditions, one one-hundredth of a share of our Series A Preferred Stock at an exercise price of $100 per share, permitting each holder to receive $200 worth of our common stock valued at the then current market price. The rights become exercisable if any person or entity that did not, before the Plan was adopted, own 15% or more of our common stock acquires beneficial ownership of 15% or more of our common stock. The rights are redeemable by us at any time for $0.01 per right, subject to certain conditions, and expire in November 2007.

Common stock repurchase program

Since the inception of the first common stock repurchase program in January 2002 through June 30, 2006, we have repurchased 3.6 million or 11% of our previously outstanding shares for an aggregate price of $52.5 million at an average price of $14.62 per share.

The following table summarizes our stock repurchase activity for fiscal 2006, 2005, and 2004:

Date of Board Authorization of Stock Repurchase Plan	Amount of Plan Authorization	Shares Purchased	Cost of Shares Purchased	Average Price per Share
Repurchases in fiscal 2004:
April 2003/June 2003 Plan	$25.0	0.3	$5.0	$16.75

Repurchases in fiscal 2006:
November 2005 Plan	$20.0	0.4	$10.0	$25.05

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Each repurchase plan was originally authorized for a period of twelve months. We did not repurchase any stock during fiscal 2005. See also Note 18, “Subsequent Events”.

Equity Compensation Plan

We currently have one equity compensation plan under which new grants may be made: our 2005 Incentive Plan (the “Plan”), which was approved by our stockholders on December 9, 2004. The Plan consolidated shares available under our previous stock option plans into the new Plan, although outstanding equity grants under the previous plans are still governed by those individual plans. The Plan permits us to grant options to purchase shares of our common stock, restricted stock, and other stock awards. Options may be granted as incentive stock options, designed to meet the requirements of Section 422 of the Internal Revenue Code or they may be “non-qualified” options that do not meet the requirements of that section. The Compensation Committee of the Board of Directors determines, or at times recommends to the Board: which of the eligible directors, officers, employees, consultants and advisors receive equity awards; the terms, including any vesting periods or performance requirements of the awards; and the size of the awards. The non-employee members of our Board of Directors determine any award made to non-employee directors.

The Company issues new shares and shares from treasury for shares delivered under the Plan. The parameters of the Company’s share purchase activity are not established solely with reference to the dilutive impact of deliveries made under the Plan. However, the Company expects that, over time, share purchases may partially offset the dilutive impact of deliveries to be made under the Plan.

A maximum of 6.0 million shares were authorized for awards under our plans. As of June 30, 2006, 0.5 million shares of common stock remained available for possible future issuance under our Plan.

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

A summary of information with respect to share-based compensation is as follows, for the fiscal years ended June 30:

	2006	2005	2004
Share-based compensation expense included in pre-tax income	$12.2	$3.9	$0.8
Income tax benefit related to share-based compensation	4.6	1.5	0.3

Share-based compensation expense included in net income	$7.6	$2.4	$0.5
Diluted earnings per share impact of share-based compensation expense	$0.20	$0.06	$0.02

Stock Options

Pursuant to the Plan, for options, the option price per share with respect to each option is determined by the Compensation Committee and is not less than the fair market value of our common stock on the date on which the option is granted. The Plan has a term of 10 years, unless terminated earlier, and stock options granted under the Plan have terms up to 10 years, with vesting generally occurring equally over one to four years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the requisite service period

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

for each separately vesting portion of the award. On occasion, the Company may issue stock options that immediately vest, in which case compensation expense equal to the total fair value of the option grant is immediately recognized. Stock option activity was as follows for fiscal 2006:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2005	4.1	$23.25
Granted	0.5	$26.71
Exercised	(0.3)	$16.35
Expired or Cancelled	—	—
Forfeited	(0.1)	$25.98

Stock options outstanding at June 30, 2006	4.2	$23.99	7.0	$19.6

Stock options exercisable at June 30, 2006	2.9	$21.78	6.2	$18.2

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of an option.

Other information pertaining to stock options was as follows for the years ended June 30:

	2006	2005	2004
Weighted average grant-date fair value of stock options granted	$11.96	$13.19	$11.55
Total grant-date fair value of stock options vested	8.2	12.7	9.1
Total intrinsic value of stock options exercised	3.1	14.7	17.2

For fiscal 2006, cash received from the exercise of stock options was $4.2 million and the income tax benefit realized from exercise of stock options was $1.2 million. As of June 30, 2006, there was $10.0 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 1.5 years.

In December 2004, we paid and expensed $0.7 million to our President and Chief Executive Officer to compensate him for deferring a stock option grant from August 2004 for 0.1 million shares of our common stock that he was entitled to under his employment agreement. The payment was calculated as the difference between the stock price in August 2004 on the date the President and Chief Executive Officer agreed to the deferral and the stock price on the actual grant date in December 2004.

In September 2004, the Board of Directors approved a Director emeritus program for directors who reach age 75 or have served on the Board of Directors for at least 20 years. The emeritus program is being phased in to maintain continuity and avoid losing the benefit of valuable experience. In December 2005 and 2004, twenty-five thousand and thirty-two thousand, respectively, fully vested five-year stock options were issued to two directors emeritus upon their retirement from the Board.

During fiscal 2006, 2005 and 2004 we expensed zero, $0.1 million and $0.1 million, respectively, for the value of common stock options issued for services from consultants.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Restricted Stock Grants

Upon the recommendation of our Compensation Committee, our Board of Directors has, on occasion, granted restricted stock to our employees, officers, or directors to motivate them to devote their full energies to our success, to reward them for their services and to align their interests with the interests of our stockholders.

Under the Plan, participants may be granted restricted stock, representing an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive a WMS common share on the date specified in the participant’s award agreement. The restricted stock granted under this plan is subject to vesting generally occurring equally over three to five years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the vesting period for the entire award. Restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant- Date Fair Value(1)
Nonvested balance at June 30, 2005	0.3	$30.70
Granted	—	—
Vested	(0.1)	30.60
Forfeited	—	—

Nonvested balance at June 30, 2006	0.2	$30.70

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of WMS common stock on the grant date.

As of June 30, 2006, there was $4.6 million of total restricted share compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 1.8 years.

Stock-Based Performance Contingent Units

As of June 30, 2006, there were 120,368 stock-based performance contingent units outstanding with a weighted average grant-date fair value per unit of $33.29. The stock-based performance units contain performance goals set by the Board of Directors based on levels of total revenue and free cash flow over the following periods: thirty-month period ending June 30, 2007 for 52,164 units; and thirty-six month period ending June 30, 2008 for 68,204 units. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. Based on the current assessment of the performance goals, the Company has not recorded any expense relating to the stock-based performance units outstanding.

Deferred Stock

On June 16, 2005, non-management members of the Board of Directors were awarded an aggregate of 26,552 units of deferred stock under the Plan. The deferred stock units vested immediately and shares of our common stock will be issued upon the directors leaving the Board. Grantees are not entitled to vote their deferred stock units or to receive cash dividends, but they are entitled to receive make whole payments on any declared and paid cash dividends on our common stock. In connection with the grant of deferred stock units to

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

non-management members of the Board of Directors in June 2005, we recorded $0.9 million of selling and general administrative expense.

Warrants

In September 2003, our Board of Directors, as part of the inducement to a licensor to extend their license agreement with us, approved a grant of 0.25 million common stock purchase warrants valued at $3.9 million. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment. The warrants are non-cancelable and vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013. During fiscal 2006, 2005 and 2004, we expensed $0.5 million, $0.5 million and $0.4 million, respectively, for the value of warrants issued in connection with the extended license agreement.

We used the Black-Scholes pricing model to determine the fair value of warrants and incorporated the following assumptions: risk free rate 4.15%; expected volatility 0.54; expected life 10 years; and an expected dividend of zero. The risk-free rate was determined based on the interest rate of U.S. Government treasury obligations with a maturity date comparable to the life of the warrants issued. Other assumptions, relating to the warrant’s life, strike price and our common stock price, were determined at the date the warrants were issued.

11. COMMITMENTS AND CONTINGENCIES

Future minimum rental commitments under non-cancelable operating leases were as follows as of June 30, 2006:

2007	$3.9
2008	3.4
2009	3.2
2010	2.9
2011	2.9
Thereafter	13.1

$29.4

Rent expense for fiscal 2006, 2005 and 2004 was $3.7 million, $2.7 million and $2.1 million, respectively.

We routinely enter into license agreements with others for the use of intellectual properties in our products. These agreements generally provide for royalty and license advances when the agreements are signed, minimum commitments which are cancellable in certain circumstances, as well as contingent payments based on future events.

We had total royalty commitments, advances and payments made and potential future royalty payments as follows:

	June 30, 2006
	Minimum Commitments	Contingent Payments	Total Potential Payments
Total royalty and license commitments	$121.2	$0.1	$121.3
Advances and payments made	(78.0)	—	(78.0)

Potential future payments	$43.2	$0.1	$43.3

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We had $78.0 million total advances and payments made through June 30, 2006, of which $27.7 million had been charged to expense, $8.5 million is included in Other current assets and $41.8 million is included in royalties and licensed technologies. We have capitalized an additional $4.7 million of royalties and licensed technologies which are accrued in Other accrued liabilities.

As of June 30, 2006, we estimate that potential future royalty payments in each fiscal year will be as follows:

	Minimum Commitments	Contingent Payments	Total Potential Payments
2007	$16.5	$0.1	$16.6
2008	10.6	—	10.6
2009	5.6	—	5.6
2010	5.3	—	5.3
2011	5.2	—	5.2
Thereafter	—	—	—

Total	$43.2	$0.1	$43.3

Licensed Technologies

As part of our business strategy, we license technologies from third parties which are included in the amounts reported above. At June 30, 2006, we had minimum commitments related to licensed technologies aggregating $26.1 million, of which $25.7 million had been paid as advances and $1.8 million had been charged to expense. If we determine that we will not realize the value of a particular licensed technology, we will record an immediate charge in our Consolidated Statements of Operations at the time of such determination. If all of the contingent payments became due and all of the technologies were to have no further value to us, we would record a charge of up to $23.3 million.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

13. INFORMATION ON GEOGRAPHIC AREAS

Revenues derived from customers in the United States accounted for 79%, 76% and 74% of total Company revenues for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The United States had more than 90% of the Company’s total long-lived assets as of June 30, 2006, 2005 and 2004. No other country in which the Company conducts business had greater than 10% of the Company’s total revenues or long-lived assets for the periods presented.

Geographic revenue information is determined by country of destination. Our operations outside the United States include: gaming operations machines located in Canada, Europe and South Africa; sales offices in Italy, Spain, South Africa and the United Kingdom; and game development studios in Australia and the United Kingdom. Substantially all of our revenues from customers outside the United States are denominated in U.S. dollars. At June 30, 2006, 2005 and 2004, 37.1%, 29.0% and 18.1%, respectively, of trade accounts and notes receivable are from customers located outside of the United States.

14. RETIREMENT PLANS

We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5 percent of covered employees’ compensation as defined in the plan. Our expense for the defined contribution plans totaled $2.3 million, $2.1 million and $1.6 million in fiscal 2006, 2005 and 2004, respectively.

We have two frozen defined benefit pension plans related to previously discontinued operations. Pension expense for these plans was not significant in the aggregate.

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the fiscal years ended June 30:

	2006	2005	2004
Income taxes paid	$17.4	$1.4	$1.0
Interest paid	3.2	3.2	1.8

Schedule of Non-Cash Investing Activities:
Gaming operations machines transferred to inventory	$4.8	$2.3	$0.2
Issuance of stock warrants to licensor	—	—	3.9
Accrual of deferred licensing purchase obligation	—	9.1	—

We incurred Non-cash losses and expenses of $15.4 million, $4.9 million and $2.1 million during fiscal 2006, 2005, and 2004, respectively. The significant increase in fiscal 2006 is due to the adoption of SFAS No. 123R, effective July 1, 2005 (see Note 2, “Principal Accounting Policies”).

16. HURRICANE DAMAGE

During the September 2005 quarter, two hurricanes devastated the Gulf Coast of Louisiana and Mississippi, which affected the Company’s facilities and its customers’ facilities. We reopened our Gulfport, MS facility in November 2005, but incurred, and continue to incur hurricane-related revenue loss from the following items: a) the inability to deliver orders for new units, many of them premium-priced units, and we were unable to install incremental participation games and casino-owned daily fee games; b) lost revenues per day per machine from participation games, including WAP games and casino-owned daily fee games, that continued to be inoperable at

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

June 30, 2006; c) lost revenues from participation games, including WAP games and casino-owned daily-fee games installed in casinos that were closed immediately after the hurricanes but reopened before June 30, 2006; and d) lost new unit, parts sales and conversion revenues. Historically, our participation revenue per day in the Mississippi and Louisiana markets has been over 40% higher than our overall average.

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

The property insurance carries a deductible that was expensed in the September 2005 quarter, as was our $100,000 contribution to our employee relief fund and other related expenses. There is no deductible for the business interruption insurance and this coverage began 48 hours after elected officials ordered the evacuation of the areas. During the June 2006 quarter, we received business interruption insurance proceeds of $1.0 million, representing an initial reimbursement for losses arising from Hurricane Katrina, which we recorded in interest and other income, net on the Consolidated Statements of Operations. We continue to pursue additional insurance claims, but cannot presently estimate the amount or timing of any additional payment. The Company has not recorded and will not record any amount for unreimbursed business interruption claims until an agreement is reached with its insurer as to the amount of the recovery.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information is as follows for fiscal 2006 and 2005:

	Sept. 30 2005	Dec. 31 2005	Mar. 31 2006	June 30 2006
Fiscal 2006 Quarters
Revenues	$104.4	$113.4	$110.7	$122.7
Gross profit	54.4	61.3	61.0	64.0
Net income	6.1	8.0	9.2	10.0
Earnings per share:
Basic	$0.19	$0.26	$0.29	$0.32

Diluted	$0.18	$0.23	$0.26	$0.28

Weighted-average common shares:
Basic	31.4	31.3	31.4	31.4

Diluted	37.9	37.6	37.7	38.3

	Sept. 30 2004	Dec. 31 2004	Mar. 31 2005	June 30 2005
Fiscal 2005 Quarters
Revenues	$75.1	$94.0	$107.7	$111.6
Gross profit	38.7	46.2	54.3	56.8
Net income	2.4	3.9	7.2	7.7
Earnings per share:
Basic	$0.08	$0.13	$0.23	$0.25

Diluted	$0.08	$0.12	$0.21	$0.22

Weighted-average common shares:
Basic	30.3	30.6	30.8	31.1

Diluted	31.0	37.6	37.5	37.8

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Effective July 1, 2005, the Company adopted SFAS No. 123R. As a result, we recognized after-tax share-based compensation of $1.7 million, $1.9 million, $1.1 million and $1.1 million in the September 2005, December 2005, March 2006 and June 2006 quarters, respectively, due specifically to the adoption of SFAS No. 123R. See Note 2, “Principal Accounting Policies” for further information.

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

18. SUBSEQUENT EVENTS

Acquisition

On July 13, 2006, we completed the acquisition of 100% of the outstanding stock of privately-held Orion Financement Company (“Orion Gaming”), a Netherlands-based company that designs, manufactures and sells gaming machines. The total consideration for Orion Gaming was €23.6 million (or approximately U.S. $30.2 million), of which €8.6 million (U.S. $11.0 million) was for debt retirement. Orion stockholders received €15.0 million, comprised of €7.5 million (U.S. $9.6 million) in cash and €7.5 million (U.S. $9.6 million) of WMS common stock (approximately 366,400 shares). Orion Gaming’s senior management, which has led the company from inception, will remain with the company. Orion Gaming will operate as a separate subsidiary. The transaction is expected to be neutral to slightly accretive to our fiscal 2007 net income.

Share Repurchase Authorization

On August 8, 2006, the Company’s Board of Directors approved an expansion and extension of the existing share repurchase authorization. The share repurchase authorization was increased by $15 million to a total of $35 million and the expiration date was extended until August 2007. Reflecting fiscal 2006 share repurchases, at the time of the expansion approximately $25 million remained outstanding under the expanded authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2006, 2005 and 2004

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions for Amounts Written Off	Balance at End of Period
Allowance for receivables:
2006	$2,488,000	$260,000	$—	$119,000	$2,629,000
2005	$2,620,000	$263,000	$—	$395,000	$2,488,000
2004	$2,354,000	$266,000	$—	$—	$2,620,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of September, 2006.

WMS INDUSTRIES INC.

By:	/S/ BRIAN R. GAMACHE
Brian R. Gamache President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/S/ BRIAN R. GAMACHE Brian R. Gamache	President, Chief Executive Officer and Director (Principal Executive Officer)	September 11, 2006

/S/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	September 11, 2006

/S/ JOHN P. MCNICHOLAS JR. John P. McNicholas Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	September 11, 2006

/S/ LOUIS J. NICASTRO Louis J. Nicastro	Chairman of the Board	September 11, 2006

/S/ NORMAN J. MENELL Norman J. Menell	Vice Chairman of the Board	September 11, 2006

/S/ HAROLD H. BACH JR. Harold H. Bach Jr.	Director	September 11, 2006

/S/ NEIL D. NICASTRO Neil D. Nicastro	Director	September 11, 2006

/S/ EDWARD W. RABIN JR. Edward W. Rabin Jr.	Director	September 11, 2006

/S/ HARVEY REICH Harvey Reich	Director	September 11, 2006

/S/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	September 11, 2006

/S/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	September 11, 2006