Form 10-Q
period 2006-09-30
WMS INDUSTRIES INC /DE/
filed 2006-11-07
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,287,746 shares of common stock, $.50 par value, were outstanding at November 3, 2006, excluding 77,457 shares held as treasury shares.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2006 and 2005

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	2006	2005
REVENUES:
Product sales	$68.6	$70.8
Gaming operations	42.0	33.6

Total revenues	110.6	104.4

COSTS AND EXPENSES:
Cost of product sales(1)	39.4	41.5
Cost of gaming operations(1)	8.6	8.5
Research and development	12.5	11.6
Selling and administrative	23.6	19.3
Depreciation and amortization(1)	15.2	13.5

Total costs and expenses	99.3	94.4

OPERATING INCOME	11.3	10.0

Interest expense	(1.7)	(1.1)
Interest and other income, net	0.9	0.5

Income before income taxes	10.5	9.4
Provision for income taxes	3.4	3.3

NET INCOME	$7.1	$6.1

Earnings per share:
Basic	$0.22	$0.19

Diluted	$0.20	$0.18

Weighted-average common shares:
Basic common stock outstanding	31.7	31.4

Diluted common stock and common stock equivalents	38.3	37.9

____________

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:
Cost of product sales	$0.6	$0.5
Cost of gaming operations	$12.7	$11.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2006 and June 30, 2006

(in millions of U.S. dollars and millions of shares)

	September 30, 2006	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21.1	$39.1
Restricted cash	15.2	13.6

Total cash and cash equivalents	36.3	52.7

Accounts receivable, net of allowances of $2.5 and $2.6, respectively	82.9	91.2
Notes receivable, current portion	56.3	54.4
Inventories	89.6	75.8
Deferred income tax assets	10.6	11.4
Other current assets	22.6	22.7

Total current assets	298.3	308.2

NON-CURRENT ASSETS:
Gaming operations machines, net of accumulated depreciation of $110.8 and $106.3, respectively	72.3	71.6
Property, plant and equipment, net of accumulated depreciation of $48.5 and $45.8, respectively	71.5	63.1
Royalties, licensed technologies, patents and trademarks	56.0	54.2
Deferred income tax assets	16.7	14.0
Other assets	36.3	15.3

Total non-current assets	252.8	218.2

TOTAL ASSETS	$551.1	$526.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38.0	$37.4
Accrued compensation and related benefits	5.2	8.2
Other accrued liabilities	34.1	28.4

Total current liabilities	77.3	74.0

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	3.3	3.1
Long-term debt	115.0	115.0
Other non-current liabilities	8.8	8.7

Total non-current liabilities	127.1	126.8

Commitments, contingencies and indemnifications (see Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 32.4 shares issued)	16.2	16.2
Additional paid-in capital	233.3	227.2
Retained earnings	104.7	97.6
Accumulated other comprehensive income	(0.5)	0.1
Treasury stock, at cost (0.4 shares and 0.8 shares, respectively)	(7.0)	(15.5)

Total stockholders’ equity	346.7	325.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551.1	$526.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2006 and 2005

(in millions of U.S. dollars)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7.1	$6.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15.2	13.5
Non-cash expenses	6.3	4.0
Deferred income taxes	(1.7)	3.3
Change in operating assets and liabilities, net of acquisitions	(1.4)	(14.5)

Net cash provided by operating activities	25.5	12.4

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business, net of cash acquired	(20.5)	—
Purchase of property, plant and equipment	(6.9)	(5.4)
Additions to gaming operations machines	(14.0)	(11.9)
Investment and advances in royalties, licensed technologies, patents, and trademarks	(3.9)	(0.1)
Proceeds from short-term investments	—	5.0

Net cash used in investing activities	(45.3)	(12.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	2.2	0.3
Tax benefit from exercise of stock options	0.2	0.1
Proceeds from borrowings under revolving credit facility	5.0	—
Repayments on borrowings under revolving credit facility	(5.0)	—

Net cash provided by financing activities	2.4	0.4

Effect of Exchange Rates on Cash	(0.6)	0.2

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18.0)	0.6
CASH AND CASH EQUIVALENTS, beginning of period	39.1	35.2

CASH AND CASH EQUIVALENTS, end of period	$21.1	$35.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1. FINANCIAL STATEMENTS

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on September 11, 2006. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. Certain prior-period amounts have been reclassified to conform to the current-period presentation.

Sales of our gaming machines to casinos are generally strongest in the winter and spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

We market our gaming machines in two principal ways. First, our product sales include the sales of new and used gaming machines, video lottery terminals (“VLTs”), conversion kits, parts, and equipment manufactured under original equipment manufacturing agreements to casinos and other gaming machine operators. Second, we license our game content to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) in the case of gaming machines on a wide-area progressive (“WAP”) jackpot system, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: WAP participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and VLT leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to distribute our games, and VLT and other lease revenues, we refer to this business as our “gaming operations.”

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

2. PRINCIPAL ACCOUNTING POLICIES

Significant Accounting Policies

For a description of the Company’s significant accounting policies, see Note 2, “Principal Accounting Policies,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Recent Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and also excludes income tax accounting

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

from Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, accordingly, WMS will adopt FIN 48 beginning in fiscal 2008. We are in the process of analyzing the potential effects FIN 48 will have on the Company’s results of operations and financial position.

3. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three months ended September 30:

	2006	2005
Basic earnings per share:
Net income	$7.1	$6.1
Basic weighted average common shares outstanding	31.7	31.4
Basic earnings per share	$0.22	$0.19

Diluted earnings per share:
Net income	$7.1	$6.1
After tax interest expense and amortization of issuance costs on convertible subordinated notes	0.6	0.6

Diluted earnings	$7.7	$6.7

Basic weighted average common shares outstanding	31.7	31.4
Dilutive effect of stock options	0.7	0.6
Dilutive effect of restricted common stock	0.1	0.1
Dilutive effect of convertible subordinated notes	5.8	5.8

Dilutive common stock and common stock equivalents	38.3	37.9

Diluted net income per share of common stock and common stock equivalents	$0.20	$0.18

Common stock equivalents excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive	2.1	0.8

4. BUSINESS ACQUISITION AND GOODWILL

On July 13, 2006, we completed the acquisition of 100% of the outstanding stock of privately-held Orion Financement Company (“Orion Gaming”), a Netherlands-based company that designs, manufactures and sells gaming machines. The total consideration for Orion Gaming, net of acquisition costs, was €23.6 million (or approximately U.S. $30.1 million), of which €8.6 million (U.S. $10.9 million) was for debt retirement. Orion Gaming’s stockholders received €15.0 million, comprised of €7.5 million (U.S. $9.6 million) in cash and €7.5 million (U.S. $9.6 million) of WMS common stock (366,376 shares). Orion Gaming’s senior management, which has led the company from inception, remains with the company. Orion Gaming operates as a separate subsidiary.

Pro forma financial information is not provided, as this acquisition is not material to our consolidated results. As the business valuation is not yet complete, the purchase price allocation is preliminary. As of September 30, 2006, we allocated the aggregate purchase price, including acquisition costs, of $30.3 million to: tangible assets of $11.7 million; total liabilities of $3.4 million; identifiable intangibles and goodwill of $22.0 million. The goodwill is expected to be non-deductible for tax purposes.

5. INVENTORIES

Inventories consisted of the following:

	September 30, 2006	June 30, 2006
Raw materials and work-in-process	$64.0	$53.9
Finished goods	25.6	21.9

Total inventories	$89.6	$75.8

Legacy inventory balances included in the totals above:
Legacy raw materials	$7.2	$7.4
Legacy finished goods	3.3	5.4

Total legacy inventories	$10.5	$12.8

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

6. ROYALTIES, LICENSED TECHNOLOGIES, PATENTS, AND TRADEMARKS

At September 30, 2006 and June 30, 2006, royalties, licensed technologies, patents, and trademarks consisted of:

	September 30, 2006	June 30, 2006
Gross royalties and licensed technologies	$84.7	$82.1
Accumulated amortization	(29.1)	(27.1)

Net royalties and licensed technologies	55.6	55.0
Less: royalties and licensed technologies, short term	(7.8)	(8.5)

Royalties and licensed technologies, long term	$47.8	$46.5

Long Term
Royalties and licensed technologies, net of accumulated amortization	$47.8	$46.5
Patents	7.7	7.3
Trademarks	0.5	0.4

Total long term	$56.0	$54.2

Amortization expense for prepaid royalties and licensed technologies, which is charged to cost of product sales and cost of gaming operations, was $2.0 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively.

The estimated aggregate amortization expense for royalties and licensed technologies is as follows:

Year ending June 30,

2007	$6.3
2008	14.0
2009	12.5
2010	12.8
2011	5.8
Thereafter	4.2

Total	$55.6

The estimated aggregate future intangible amortization as of September 30, 2006 does not reflect the significant commitments we have for future payments for royalties and licenses. See also Note 11, “Commitments, Contingencies and Indemnifications.” We recorded an immaterial amount of patent amortization in the three months ended September 30, 2006 and 2005, since a majority of the patent asset pertains to unissued patent applications. We anticipate that amortization of a majority of the balance will begin in approximately three years from June 30, 2006, and will be amortized over a period of four to seventeen years.

7. CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At September 30, 2006, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

We have a multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement contains covenants that require us to maintain certain financial ratios, which could limit our ability to declare dividends or make distributions to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At September 30, 2006, approximately $90.6 million was available for such purposes under the most restrictive of these covenants.

8. STOCKHOLDERS’ EQUITY

Common stock repurchase program

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. On August 8, 2006, the Company’s Board of Directors increased the share repurchase authorization by $15 million, to a total of $35 million, and extended the expiration date until August 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the three months ended September 30, 2006, we did not repurchase any shares of our common stock. As of September 30, 2006, we had $25.0 million remaining under this share repurchase authorization.

Equity Compensation Plan

On August 14, 2006, each of our non-employee directors was granted 4,424 shares of restricted stock (for a total of 35,392 shares of restricted stock granted). The restrictions will lapse upon each respective director’s departure from the Board, provided such director gives the Board six month’s notice of such departure, unless otherwise agreed to by the remaining Board. The grant-date fair value of our stock was $25.43 per share.

On August 14, 2006, WMS issued 118,270 equity-based performance units. The equity-based performance units contain performance goals set by the Board of Directors based on levels of total revenue and free cash flow over the period July 1, 2006 through June 30, 2009. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. Based on the current assessment of the performance goals, the Company has not recorded any expense relating to such equity-based performance units.

Total share-based payment expense for the three months ended September 30, 2006 and 2005 was $2.7 and $3.5, respectively.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The balance of accumulated other comprehensive income consists of foreign currency translation adjustments. Comprehensive income was $6.5 million and $6.3 million for the three months ended September 30, 2006 and 2005, respectively.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the three months ended September 30:

	2006	2005
Schedule of Non-Cash Investing Activities:
Gaming operations machines transferred to inventory	$0.6	$0.1
Accrual of deferred licensing purchase obligation	0.1	0.2

11. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of intellectual properties in our products. These agreements generally provide for royalty and license advances when the agreements are signed, minimum commitments which are cancellable in certain circumstances, as well as contingent payments based on future events.

We had total royalty and license commitments, advances and payments made and potential future payments as follows:

	September 30, 2006
	Minimum Commitments	Contingent Payments	Total Potential Payments
Total royalty and license commitments	$118.7	$0.1	$118.8
Advances and payments made	(75.9)	—	(75.9)

Potential future payments	$42.8	$0.1	$42.9

As of September 30, 2006, we estimate that potential future royalty payments in each fiscal year will be as follows:

	Minimum Commitments	Contingent Payments	Total Potential Payments
2007	$15.6	$0.1	$15.7
2008	10.9	—	10.9
2009	5.6	—	5.6
2010	5.5	—	5.5
2011	5.2	—	5.2

Total	$42.8	$0.1	$42.9

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which WMS customarily agrees to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2006, we were not aware of any obligations arising under indemnification agreements that would require material payments.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

12. LITIGATION

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion and analysis also contains forward-looking statements – see “Forward Looking Statements and Risk Factors” below.

As used in this Report, the terms “we”, “us”, “our”, “the Company” and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Product names mentioned in this Report are trademarks of WMS Gaming, Inc., except for the following licensed marks: CLINT EASTWOOD is a registered trademark of Clint Eastwood; GREEN ACRES is a trademark of Orion Pictures Corporation; MONOPOLY, is a trademark of Hasbro, Inc.; and POWERBALL is a trademark of Multi-State Lottery Association.

OVERVIEW

We design, manufacture and market gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions world-wide. Our products consist primarily of multi-coin, multi-line video gaming machines and we were one of the original developers of such gaming machines in the U.S. market. We have also developed and sell mechanical reel-spinning gaming machines and poker games. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in 91 foreign gaming jurisdictions.

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

We earn gaming operations revenues from leasing participation games and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content. Our gaming operations includes the following product lines:

•	Participation games, which are WMS-owned gaming machines that we lease based upon any of the following payment methods: (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We have the ability to place these gaming machines on a participation basis because the popularity of the brand and the superior performance of the game, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell to casinos or other gaming machine operators. Participation games include the following categories:

•	Wide-area progressive participation games (“WAP”);

•	Local-area progressive participation games (“LAP”); and

•	Stand-alone participation games.

•	Casino-owned daily fee games;

•	Video Lottery Terminals; and

•	Licensing revenues.

Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 30, 2006, for further information regarding our gaming operations product lines.

Key Priorities

We have five key priorities for fiscal 2007: (1) continue to grow our participation business with its recurring revenue stream and attractive gross profit margins; (2) extend our domestic market share gains through innovative new product offerings; (3) expand globally to further diversify our revenue mix and reduce our dependence on North American revenues; (4) increase margins through operating process improvements; and, (5) continue to generate and grow sustainable, recurring cash flows.

First, revenues from gaming operations increased 25% year-over-year even though, as anticipated, the total footprint increased at a more modest rate of growth in the September 2006 quarter compared to recent periods. At the end of the September 2006 quarter, we received regulatory approval and made initial placements of our first server-based product, MONOPOLY™ Big Event®, a stand-alone unit that we believe will provide higher quarterly sequential incremental growth to the installed base as we roll it out in the December 2006 quarter. In addition, in the December 2006 quarter we expect to launch a new WAP link under our Reel Legends® brand with CLINT EASTWOOD® games and Allan Quatermain™ games.

Second, we expect to achieve further market share gains with respect to for-sale products with the introduction of innovative new product offerings in both video and mechanical reel games. We entered fiscal 2007 with a broad array of products and we will supplement our portfolio throughout the year by continuing to introduce new creative products, such as our 5-reel mechanical gaming machine. With ongoing roll-outs in North America and initial shipments to selected international markets, 5-reel mechanical gaming machines represented approximately 20% of our new unit shipments in the September 2006 quarter. During fiscal 2007, we expect to launch additional 5-reel mechanical reel-spinning products around the world, as well as new multi-line 3-reel mechanical games that offer low-denomination configurations, which will be powered by our CPU-NXT® operating platform. With the additional mechanical reel product offerings planned for introduction in fiscal 2007, this category of products is expected to be a much larger contributor to new unit sales than in the past.

Third, we continue to expand our worldwide revenue base and further balance our new unit sale customers, which for the last twelve months were approximately 70% from North America. Our initial placements of Mandarin language-based games into Macau earlier this year have been well-received, and we already have received additional orders from Macau operators. For the September 2006 quarter, nearly one-third of our new unit shipments were generated from international markets, including sales of Orion Gaming products. Orion Gaming also offers medium-term potential for new revenue streams and we believe the keys to generating sustainable success long-term with Orion Gaming will be to utilize the development capabilities resident within WMS to enhance Orion Gaming’s game production, and to jointly utilize our existing distribution capabilities to increase revenue streams.

Our fourth priority is to improve our business processes, which we believe will create sustainable margin enhancements. In the September 2006 quarter, total gross profit increased 15% year-over-year on a corresponding 6% revenue increase, reflecting benefits from our internal improvement initiatives, a favorable revenue mix, and the higher sales of premium-priced products. With year-over-year growth in revenues projected to increase at higher rates in upcoming quarters, we also expect to realize operating margin improvement.

Our fifth priority is to generate and continue to grow sustainable cash flows. Net cash provided by operations was $25.5 million, up over 100% from the year-ago period. Our $14.0 million investment in gaming operations machines in the September 2006 quarter reflected the anticipated moderation of spending compared with prior quarters and represented a decrease sequentially from the June 2006 quarter, when we invested over $26 million. We also invested $20.5 million of net cash early in the September 2006 quarter to close on our acquisition of Orion Gaming. We expect to use our free cash flow to continue to invest in new technologies and innovative intellectual properties, popular brands, share repurchases, and other opportunities that enhance our international focus and provide us with additional revenue streams and profits, such as Orion Gaming.

Server-Based Gaming

We continue to believe that server-based gaming will be the next significant technology development in the gaming machine industry. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and represent a significant addition to our existing portfolio of product offerings. We received our first regulatory approval and made initial placements of our first server-based product, MONOPOLY Big Event, at the end of the September 2006 quarter and have already received additional approvals in the December 2006 quarter.

Technology Improvement Plan

We are currently evaluating specifications and requirements for an advanced gaming system and plan to launch our CPU-NXT2™ operating system in the June 2007 quarter. We continue to refine the design and specifications to incorporate additional features we desire for this platform and continue to allocate more resources to this longer-term effort.

Acquisition of Orion Gaming

On July 13, 2006, we completed the acquisition of 100% of the outstanding stock of privately-held Orion Financement Company (“Orion Gaming” or “Orion”), a Netherlands-based company that designs, manufactures and sells gaming machines. The total consideration for Orion Gaming, net of acquisition costs, was €23.6 million (or approximately U.S. $30.1 million), of which €8.6 million (U.S. $10.9 million) was for debt retirement. Orion stockholders received €15.0 million, comprised of €7.5 million (U.S. $9.6 million) in cash and €7.5 million (U.S. $9.6 million) of WMS common stock (366,376 shares). Orion Gaming’s senior management, which has led the company from inception, remains with the company. Orion Gaming will operate as a separate subsidiary. The transaction is expected to be neutral to slightly accretive to our fiscal 2007 net income.

See also Note 4, “Business Acquisition and Goodwill” to our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Form 10-K for the fiscal year ended June 30, 2006. We have not made any changes relating to the application of these policies in the three months ended September 30, 2006.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in the winter and spring and slowest in the summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Three Months Ended September 30,		Increase (Decrease)		Percent Increase (Decrease)
	2006	2005
Product Sales Revenues
New unit sales revenues	$57.4	$59.4	$(2.0)		(3.4)%
Parts, used games, conversions and OEM revenues	11.2	11.4	(0.2)		(1.8)

Total product sales revenues	$68.6	$70.8	$(2.2)		(3.1)

New units sold	4,711	5,255	(544)		(10.4)
Average sales price per new unit	$12,186	$11,309	$877		7.8
Gross profit on product sales revenues(1)	$29.2	$29.3	$(0.1)		(0.3)
Gross margin on product sales revenues(1)	42.6%	41.4%	120	bp	2.9

Gaming Operations Revenues
Participation revenue(2)	$37.7	$29.8	$7.9		26.5
Other gaming operations revenue(2)	4.3	3.8	0.5		13.2

Total gaming operations revenues	$42.0	$33.6	$8.4		25.0

Installed WAP games at period end	1,766	1,071	695		64.9
Installed LAP games at period end	1,745	220	1,525		693.2
Installed stand-alone games at period end	3,630	4,747	(1,117)		(23.5)

Total installed participation base at period end(2)	7,141	6,038	1,103		18.3

Average participation installed base(2)	7,000	5,925	1,075		18.1
Average revenue per day per participation machine(2)	$58.55	$54.79	$3.76		6.9

Installed casino-owned daily fee games at period end(2)	797	749	48		6.4
Average casino-owned daily fee games installed base(2)	777	694	83		12.0

Gross profit on gaming operations revenue(1)	$33.4	$25.1	$8.3		33.1
Gross margin on gaming operations revenue(1)	79.5%	74.7%	480	bp	6.5

Total revenues	$110.6	$104.4	$6.2		5.9
Total gross profit(1)	$62.6	$54.4	$8.2		15.1
Total gross margin(1)	56.6%	52.1%	450	bp	8.6%

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation expense.
(2)	To be consistent with industry practice, in our December 2005 quarter we began segregating casino-owned daily fee games from our participation games in our gaming operations business. This resulted in the following adjustments to our September 2005 reported information in order to present comparable information for fiscal 2006 and 2005: participation revenue reported of $30.8 million to $29.8 million adjusted; other gaming operations revenue (formerly royalty, VLT and other lease revenue) reported of $2.8 million to $3.8 million adjusted; average participation installed base reported of 6,619 to 5,925 adjusted; total installed participation based at period end reported of 6,787 to 6,038 adjusted; and average revenue per day per participation machine reported of $50.62 to $54.79 adjusted. Total gaming operations revenue and gross profit were not affected by this change in classification.

Revenues and Gross Profit

Total revenues for the September 2006 quarter increased 5.9%, or $6.2 million, over the September 2005 quarter, reflecting:

•	A $2.0 million decrease in new unit sales revenue as a result of the decline in new North American units sold, due largely to the state of the North American replacement market, partially offset by an increase in international shipments, including contributions from Orion, and a 7.8% year-over-year increase in the average selling price (“ASP”) of new gaming units. The increase in ASP is primarily due to higher sales of premium priced products, including over 950 new Hot Hot Super Jackpot™ 5-reel mechanical gaming machines, partially offset by the impact of lower-priced gaming machines sold by Orion.

•	An increase in revenue from sales of refurbished versus as-is used gaming machines and parts that was more than offset by a reduction in sales of conversion kits and OEM revenues.

•	We sold over 1,100 used gaming machines in the September 2006 quarter, compared to over 1,500 used gaming machines in the September 2005 quarter.

•	We earned revenue on 921 conversion kits in the September 2006 quarter, compared to 2,610 conversion kits in the September 2005 quarter.

•	A 25% growth in total gaming operations revenues due to both an 18.1% increase in the average installed base of gaming machines and a 6.9% increase in average revenue per day. An increase in LAP gaming machines, reflecting the benefit from placements of Jackpot Party Progressive™ gaming machines and initial placements of the new GREEN ACRES™ gaming machines, more than offset slight declines in stand-alone participation and WAP gaming machines. The POWERBALL® units continue to perform well and, at the end of the September 2006 quarter, just under 1,100 units were installed, of which over 900 were WAP gaming machines. Since WAP and LAP gaming machines achieve a higher average revenue per day than stand-alone gaming machines, overall average revenue per day increased as the percentage of those gaming machines in our installed base increased. At September 30, 2006, WAP and LAP gaming machines comprised 49% of the participation installed based, up from 21% at September 30, 2005. WAP games continue to generate revenue on average above $100 a day per machine.

Total product sales and average revenue per day per participation machine declined from the June 2006 quarter due to the seasonally slow September quarter. The ASP of $12,186 declined by $195 per machine from the June 2006 quarter, reflecting lower premium-priced product sales and the inclusion of lower price point Orion products in the revenue mix. As expected, the quarterly sequential rate of growth in the participation installed base moderated in the September 2006 quarter compared to recent periods. However, we expect a higher rate of sequential growth in the participation installed base in the December 2006 quarter compared to that achieved in the September 2006 quarter due to the roll-out of MONOPOLY Big Event gaming machines, which is a stand-alone product, and new Reel Legends placements, which is a WAP product.

We expect that our unit volume will grow throughout fiscal 2007 as we move out of our seasonally slow September quarter and because, in the December 2006 quarter, we began earning revenues from shipments to two newly opened gaming jurisdictions: Pennsylvania and Broward County, Florida. WMS was the first manufacturer to deliver gaming machines to these two markets in October 2006.

Total gross profit, as used herein excluding depreciation expense, increased 15.1%, or $8.2 million, to $62.6 million for the September 2006 quarter from $54.4 million for the September 2005 quarter. This improvement reflects:

•	Higher margin gaming operations revenues were 38.0% of total revenues in the September 2006 quarter compared to 32.2% of total revenues in the September 2005 quarter.

•	Gross margin on product sales revenues was 42.6% for the September 2006 quarter, compared to 41.4% for the September 2005 quarter. This improvement reflects a greater mix of premium-priced products, principally the 5-reel mechanical machines, initial benefits from our lean sigma initiative and lesser impact from low-margin used gaming machine sales, partially offset by the spread of fixed manufacturing costs over fewer production units.

•	Gross margin on gaming operations was 79.5% in the September 2006 quarter, compared to 74.7% for the September 2005 quarter, primarily due to the mix of the installed base and lower relative WAP jackpot awards. Through September 30, 2006, 60 jackpot winners have won an aggregate of nearly $17.0 million in wide-area progressive jackpots.

We expect continued improvements in our gross profit margin, resulting from the mix of revenues, the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools, and the benefits from ongoing leveling of the production schedule throughout each quarter.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended September 30,
	2006		2005		Increase
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$12.5	11.3%	$11.6	11.1%	$0.9	7.8%
Selling and administrative	23.6	21.3	19.3	18.5	4.3	22.3
Depreciation and amortization	15.2	13.7	13.5	12.9	1.7	12.6

Total operating expenses	$51.3	46.3%	$44.4	42.5%	$6.9	15.5%

Research and development expenses increased $0.9 million to $12.5 million for the September 2006 quarter, compared to $11.6 million in the prior year period. The year-over-year increase reflects the inclusion of Orion Gaming since the mid-July 2006 acquisition, as well as the previously anticipated higher spending for recent staffing additions related to the Company’s increased product development initiatives and for technology-based tools that will accelerate the product development cycle. We continue to expect an increase of $10 million in spending for fiscal 2007 for product development, which will largely occur in the remaining fiscal 2007 quarters.

Selling and administrative expenses, inclusive of $1.4 million of management separation costs, increased $4.3 million to $23.6 million in the September 2006 quarter compared to $19.3 million in the September 2005 quarter. In addition, the September 2006 quarter includes the selling and administrative expenses of Orion incurred since the mid-July 2006 acquisition, higher payroll-related costs associated with headcount increases during the past twelve months, and higher marketing, promotion and distribution costs related to the roll-out of new products.

Depreciation and amortization increased $1.7 million to $15.2 million in the September 2006 quarter compared to $13.5 million in the September 2005 quarter. This reflects the steady increase in the installed base of participation games throughout fiscal 2006, including the particularly strong growth that occurred in the June 2006 quarter. The increase also reflects depreciation and amortization related to Orion’s operations and preliminary purchase accounting. The Company invested $14.0 million in gaming operations machines, top boxes and related equipment during the September 2006 quarter, $68.7 million during fiscal 2006, and $63.9 million during fiscal 2005. The current period investment in gaming operation machines reflects our continual expansion of the installed base of our participation games, albeit at a slower rate than prior periods, and continued refreshing of our installed base of participation gaming machines with new game themes, as well as a $2.3 million investment in additional VLT gaming machines. We expect the investment in gaming operations machines to continue to moderate in fiscal 2007 and 2008, as we expect the growth in the installed base of our gaming machines to be lower than the record growth we achieved in fiscal 2006 and 2005.

Overall, with higher revenues and improved gross margins, we expect continued expansion in our operating margin in fiscal 2007 and 2008, even with the additional spending on research and development and selling and administrative initiatives.

Interest Expense

We incurred interest expense of $1.7 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively, primarily related to our 2.75% convertible subordinated notes and amortization of related debt issuance costs. For the three months ended September 30, 2006, we also incurred interest on past due amounts related to the renewal of a technology license agreement.

Income Taxes

The estimated effective tax rate for the September 2006 quarter was 32%, compared to 35% for the September 2005 quarter. The September 2006 quarter effective tax rate reflects utilization of the export sales deduction, which expires in December 2006, and the domestic manufacturing deduction, with no impact from the lapsed research and development tax credit.

Earnings Per Share

Diluted earnings per share increased to $0.20 for September 2006 quarter, from $0.18 for the September 2005 quarter. The September 2006 quarter diluted earnings per share includes a $1.0 million after tax, or $0.03 per diluted share, impact for separation charges associated with several management changes during the period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Existing cash and cash equivalents;

•	Cash flows from operations; and

•	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions of dollars):

	September 30, 2006	June 30, 2006	Increase (Decrease)
Total cash and cash equivalents(1)	$36.3	$52.7	$(16.4)
Total current assets(A)	298.3	308.2	(9.9)
Total assets	551.1	526.4	24.7
Total current liabilities(B)	77.3	74.0	3.3
Long-term debt	115.0	115.0	—
Stockholders’ equity	346.7	325.6	21.1
Net working capital (A) – (B)	221.0	234.2	(13.2)

(1)	Includes restricted cash of $15.2 million and $13.6 million as of September 30, 2006 and June 30, 2006, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital decreased $13.2 million from June 30, 2006, and was affected by the following components:

•	A decrease in total cash and cash equivalents of $16.4 million, due to use of $20.5 million of net cash related to the acquisition of Orion on July 13, 2006, and an increase in restricted cash of $1.6 million as our existing WAP jackpots continued to grow during the September 2006 quarter;

•	A decrease in total current receivables of $6.4 million to $139.2 million compared to June 30, 2006, reflecting the seasonal slow down in revenues that the Company historically experiences in the September quarter;

•	An increase in inventories of $13.8 million over June 30, 2006, principally due to an increase in both non-legacy raw material supplies and non-legacy finished goods for the initial gaming machine shipments to the new racinos in Florida and Pennsylvania in October 2006, as well as an inventory build associated with the launch of MONOPOLY Big Event participation games in October 2006, partially offset by a $2.3 million reduction in legacy product inventories during the fiscal first quarter; as well as,

•	A $3.3 million increase in current liabilities as increases in current taxes payable, accrued separation charges associated with several management changes, and the accrual of payments related to the renewal of a technology license were partially offset by a decrease in other compensation-related liabilities due to the timing of payments.

We have not experienced significant bad debt expense in any of the periods presented. We expect to invest in working capital throughout fiscal 2007 and 2008, albeit at a lower rate than in prior years.

As described in Note 11, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements, we have royalty and license commitments for brand, intellectual property and technology licenses that are not recorded in our Condensed Consolidated Balance Sheets.

We believe that total cash and cash equivalents of $36.3 million at September 30, 2006, inclusive of $15.2 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the next year. In fiscal 2007 and 2008, we expect cash flow from operations to continue to increase as we grow market share in our new product lines: mechanical reel, poker, and wide-area and local-area progressive systems. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term; however, we will assess market opportunities as they arise.

Convertible Subordinated Notes

At September 30, 2006, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement contains covenants that require us to maintain certain financial ratios, which could limit our ability to declare dividends or make distributions to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At September 30, 2006, approximately $90.6 million was available for such purposes under the most restrictive of these covenants.

During the September 2006 quarter, we borrowed $5.0 million against our revolving credit facility to ensure our short-term cash needs would be met, given our $20.5 million net cash expenditure for the acquisition of Orion Gaming earlier in the quarter. We subsequently repaid the $5.0 million, plus accrued interest and fees, prior to the end of the September 2006 quarter.

Common Stock Repurchase Program

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. On August 8, 2006, the Company’s Board of Directors increased the share repurchase authorization by $15 million, to a total of $35 million, and extended the expiration date until August 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the three months ended September 30, 2006, we did not repurchase any shares of our common stock. As of September 30, 2006, we had $25.0 million remaining under this share repurchase authorization.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions of dollars):

	Three Months Ended September 30,
	2006	2005	Change
Net cash provided by (used in):
Operating activities	$25.5	$12.4	$13.1
Investing activities	(45.3)	(12.4)	(32.9)
Financing activities	2.4	0.4	2.0
Effect of exchange rates on cash and cash equivalents	(0.6)	0.2	(0.8)

Net (decrease) increase in cash and cash equivalents	$(18.0)	$0.6	$(18.6)

Operating activities: The $13.1 million increase in cash from operating activities in the September 2006 quarter compared to the September 2005 quarter resulted from several factors, including:

•	A $13.1 million decrease in changes in operating assets and liabilities, as the September 2006 quarter inventory build-up related to the initial gaming machine shipments to the new racinos in Florida and Pennsylvania and the launch of MONOPOLY Big Event participation games in October 2006 was more than offset by an associated increase in accounts payable and decline in accounts receivable, the timing of prepaid expenses, and the accrual for current taxes payable in September 2006;

•	A $1.0 million increase in net income and a $1.7 million increase in depreciation and amortization during the September 2006 quarter compared to the September 2005 quarter; and

•	Non-cash expenses increased $2.3 million in the September 2006 quarter over the September 2005 quarter, mainly due to an increase in the amortization of advances on royalties and licensed technologies.

We anticipate cash to be provided by operations in fiscal 2007, due to anticipated increases in revenues from higher new unit sales at a higher average selling price, a greater average participation gaming machine installed base, and a higher average revenue per day for participation gaming machines, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the increase in our revenues.

Investing Activities: The $32.9 million increase in cash used by investing activities in the September 2006 quarter compared to the September 2005 quarter was primarily due to:

•	The acquisition on July 13, 2006 of 100% of the outstanding stock of privately-held Orion Gaming. The acquisition resulted in a net use of cash of $20.5 million, including debt retirement, cash consideration paid and acquisition costs, net of cash acquired.

•	A $2.1 million increase in the amount invested in gaming operations machines, top boxes and related equipment during the September 2006 quarter to $14.0 million. The current period investment in gaming operation machines reflects our continual expansion of the installed base of our participation games, albeit at a slower rate than prior periods, and continued refreshing of our installed base of participation gaming machines with new game themes, as well as a $2.3 million investment in additional VLT gaming machines. We expect the investment in gaming operations machines to continue to moderate in fiscal 2007 and 2008, as we expect the growth in the installed base of our gaming machines to be lower than the record growth we achieved in fiscal 2006 and 2005.

•	Net cash of $5.0 million was provided from the redemption of short-term investments for the September 2005 quarter, with no redemptions of such investments in the September 2006 quarter.

Financing Activities: The $2.0 million increase in cash provided by financing activities was primarily due to:

•	The receipt of $2.2 million and $0.3 million from the exercise of stock options in the September 2006 and 2005 quarters, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property used in our gaming machines that are not recorded on our Condensed Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments. There were no material changes to our off balance sheet arrangements and contractual obligations from those reported under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Form 10-K for the fiscal year ended June 30, 2006.

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which WMS customarily agrees to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2006, we were not aware of any obligations arising under indemnification agreements that would require material payments.

Refer also to Note 11, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2, “Principal Accounting Policies,” to our Condensed Consolidated Financial Statements for information on recently issued accounting pronouncements.

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

Factors which could cause our actual results to differ from expectations include:

•	a failure to obtain and maintain our gaming licenses and regulatory approvals,

•	delay or refusal by regulators to approve our new products, gaming platforms, cabinet designs, game themes and related hardware and software,

•	a failure to obtain the right to use, a lapse of a right to use, or an inability to adapt to rapid development of new technologies,

•	a decrease in the desire of casino customers to upgrade gaming machines or allot floor space to leased or participation games, resulting in reduced demand for our products,

•	a software anomaly or fraudulent manipulation of our gaming machines and software,

•	an infringement claim seeking to restrict our use of material technologies,

•	a failure to obtain and retain licenses to use intellectual properties and licensors’ approvals of new products on a timely basis, and

•	an inability to introduce in a timely manner new games and gaming machines that achieve and maintain market acceptance.

These factors and other factors that could cause actual results to differ from expectations are more fully described under Item 1, “Business-Risk Factors” to our Form 10-K for the fiscal year ended June 30, 2006, and our more recent reports filed with the Securities and Exchange Commission.

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

Equity Price Risk

As of September 30, 2006, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $169.9 million. Using a discounted cash flow model and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $2.2 million, but would have no effect on our cash flows or future results of operations. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

Foreign Currency Risk

During the quarter ended September 30, 2006, we completed the acquisition of 100% of the outstanding stock of privately-held Orion Gaming, whose functional currency is the Euro. Given that the acquisition of Orion Gaming is not material to our consolidated results, there were no material changes in our foreign currency risk since June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No changes have occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors as described in Item 1, “Business-Risk Factors” to our Form 10-K for the fiscal year ended June 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Repurchases of Common Shares

The following table provides information relating to the Company’s purchases of its common shares for the first quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)(2)
July 1, 2006 – July 31, 2006	—	—	—	$9,970,192
August 1, 2006 – August 31, 2006	—	—	—	$24,970,192
September 1, 2006 – September 30, 2006	—	—	—	$24,970,192
Total	—	—	—	$24,970,192

(1)	On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of our common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.
(2)	On August 8, 2006, our Board of Directors approved an expansion and extension of the existing share repurchase authorization. The share repurchase authorization was increased by $15 million to a total of $35 million and the expiration date was extended until August 8, 2007. Reflecting fiscal 2006 share repurchases, at the time of the expansion approximately $25 million remained outstanding under the expanded authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Agreement between Seamus McGill and WMS Gaming Inc., dated August 9, 2006 incorporated by reference to WMS’ Current Report on Form 8-K filed August 14, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.2	Description of criteria for merit increases to annual base salary for executive officers; cash bonus matrices and financial performance goals for Messrs. Brian R. Gamache, Orrin J. Edidin and Scott D. Schweinfurth; and cash bonuses awarded to other executives named in our proxy statement incorporated by reference to WMS’ Current Report on Form 8-K filed August 16, 2006.

10.3	Game Manufacturer Cashless License Agreement, dated as of October 1, 2006, between IGT and WMS Gaming, Inc., incorporated by reference to WMS’ Current Report on Form 8-K filed October 3, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: November 7, 2006	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: November 7, 2006	By:	/s/ John P. McNicholas Jr.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Agreement between Seamus McGill and WMS Gaming Inc., dated August 9, 2006 incorporated by reference to WMS’ Current Report on Form 8-K filed August 14, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.2	Description of criteria for merit increases to annual base salary for executive officers; cash bonus matrices and financial performance goals for Messrs. Brian R. Gamache, Orrin J. Edidin and Scott D. Schweinfurth; and cash bonuses awarded to other executives named in our proxy statement incorporated by reference to WMS’ Current Report on Form 8-K filed August 16, 2006.

10.3	Game Manufacturer Cashless License Agreement, dated as of October 1, 2006, between IGT and WMS Gaming, Inc., incorporated by reference to WMS’ Current Report on Form 8-K filed October 3, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.