Form 10-Q
period 2006-12-31
WMS INDUSTRIES INC /DE/
filed 2007-02-06
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 32,692,337 shares of common stock, $.50 par value, were outstanding at February 2, 2007, excluding 9,962 shares held as treasury shares.

WMS INDUST RIES INC.

PAR T I. FINANCIAL INFORMATION

ITE M 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended December 31, 2006 and 2005

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
REVENUES:
Product sales	$93.8	$77.5	$162.4	$148.3
Gaming operations	40.8	35.9	82.8	69.5

Total revenues	134.6	113.4	245.2	217.8

COSTS AND EXPENSES:
Cost of product sales(1)	51.7	44.1	91.1	85.6
Cost of gaming operations(1)	9.4	8.0	18.0	16.5
Research and development	14.1	12.2	26.6	23.8
Selling and administrative	26.6	22.9	50.2	42.2
Depreciation and amortization(1)	16.0	13.0	31.2	26.5

Total costs and expenses	117.8	100.2	217.1	194.6

OPERATING INCOME	16.8	13.2	28.1	23.2

Interest expense	(1.1)	(1.1)	(2.8)	(2.2)
Interest and other income, net	0.5	0.4	1.4	0.9

Income before income taxes	16.2	12.5	26.7	21.9
Provision for income taxes	4.0	4.5	7.4	7.8

NET INCOME	$12.2	$8.0	$19.3	$14.1

Earnings per share:
Basic	$0.38	$0.26	$0.61	$0.45

Diluted	$0.33	$0.23	$0.53	$0.40

Weighted-average common shares
Basic common stock outstanding	32.0	31.3	31.8	31.4

Diluted common stock and common stock equivalents	39.2	37.6	38.9	37.8

(1) Cost of product sales and cost of gaming operation exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:
Cost of product sales	$0.6	$0.5	$1.2	$1.0
Cost of gaming operations	$13.2	$10.8	$25.9	$22.2

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2006 and June 30, 2006

(in millions of U.S. dollars and millions of shares)

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19.9	$39.1
Restricted cash	17.8	13.6

Total cash and cash equivalents	37.7	52.7

Accounts receivable, net of allowances of $2.8 and $2.6, respectively	94.7	91.2
Notes receivable, current portion	70.0	54.4
Inventories	88.7	75.8
Deferred income tax assets	10.5	11.4
Other current assets	24.5	22.7

Total current assets	326.1	308.2

NON-CURRENT ASSETS:
Gaming operations machines, net of accumulated depreciation of $115.4 and $106.3, respectively	76.7	71.6
Property, plant and equipment, net of accumulated depreciation of $51.5 and $45.8, respectively	79.4	63.1
Royalties, licensed technologies, patents and trademarks	63.5	54.2
Deferred income tax assets	19.4	14.0
Other assets	38.4	15.3

Total non-current assets	277.4	218.2

TOTAL ASSETS	$603.5	$526.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$52.1	$37.4
Accrued compensation and related benefits	9.0	8.2
Other accrued liabilities	31.6	28.4

Total current liabilities	92.7	74.0

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	4.0	3.1
Long-term debt	115.0	115.0
Other non-current liabilities	9.3	8.7

Total non-current liabilities	128.3	126.8

Commitments, contingencies and indemnifications (see Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 32.5 shares and 32.4 issued, respectively)	16.3	16.2
Additional paid-in capital	247.6	227.2
Retained earnings	116.9	97.6
Accumulated other comprehensive income	2.2	0.1
Treasury stock, at cost (0.02 shares and 0.80 shares, respectively)	(0.5)	(15.5)

Total stockholders’ equity	382.5	325.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$603.5	$526.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2006 and 2005

(in millions of U.S. dollars)

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19.3	$14.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31.2	26.5
Non-cash expenses	12.6	10.9
Deferred income taxes	(3.6)	7.8
Change in operating assets and liabilities, net of acquisitions	(14.9)	(18.8)

Net cash provided by operating activities	44.6	40.5

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business, net of cash acquired	(20.9)	—
Purchase of property, plant and equipment	(16.0)	(7.1)
Additions to gaming operations machines	(32.3)	(26.9)
Investment and advances in royalties, licensed technologies, patents, and trademarks	(15.3)	(2.8)
Proceeds from short-term investments	—	6.1

Net cash used in investing activities	(84.5)	(30.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	14.3	1.0
Tax benefit from exercise of stock options	4.7	0.1
Proceeds from borrowings under revolving credit facility	10.0	—
Repayments of borrowings under revolving credit facility	(10.0)	—
Purchases of treasury stock	—	(3.0)

Net cash provided by(used in) financing activities	19.0	(1.9)

Effect of Exchange Rates on Cash	1.7	0.1

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19.2)	8.0
CASH AND CASH EQUIVALENTS, beginning of period	39.1	35.2

CASH AND CASH EQUIVALENTS, end of period	$19.9	$43.2

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

Sales of our gaming machines to casinos are generally strongest in the winter and spring and slowest in the summer months, while gaming operations revenues are generally strongest in the summer and fall. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Reclassification

Effective July 1, 2006, we reclassified certain non-cash expenses in the Condensed Consolidated Statement of Cash Flows. Specifically, amortization of royalty advances, licensed technologies, patents and trademarks has been reclassified from “Investments and advancements in royalties, licensed technologies, patents, and trademarks” in cash flows from investing activities to be included in “Non-cash expenses” in cash flows from operating activities, which resulted in a decrease to cash flows from investing activities and an increase to cash flows from operating activities of $2.7 million for the six months ended December 31, 2005.

Certain other prior-period amounts have been reclassified to conform to the current-period presentation.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Recent Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and also excludes income tax accounting from Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, accordingly, WMS will adopt FIN 48 beginning in fiscal 2008. We are in the process of analyzing the potential effects FIN 48 will have on the Company’s results of operations and financial position.

3. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three and six months ended December 31:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$12.2	$8.0	$19.3	$14.1
Basic weighted average common shares outstanding	32.0	31.3	31.8	31.4
Basic earnings per share	$0.38	$0.26	$0.61	$0.45

Diluted earnings per share:
Net income	$12.2	$8.0	$19.3	$14.1
After tax interest expense and amortization of issuance costs on convertible subordinated notes	0.6	0.6	1.2	1.2

Diluted earnings	$12.8	$8.6	$20.5	$15.3

Basic weighted average common shares outstanding	32.0	31.3	31.8	31.4
Dilutive effect of stock options	1.3	0.4	1.2	0.5
Dilutive effect of restricted common stock	0.1	0.1	0.1	0.1
Dilutive effect of convertible subordinated notes	5.8	5.8	5.8	5.8

Dilutive common stock and common stock equivalents	39.2	37.6	38.9	37.8

Diluted net income per share of common stock and common stock equivalents	$0.33	$0.23	$0.53	$0.40

Common stock equivalents excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive	0.7	0.6	1.1	0.8

Included in the anti-dilutive common stock equivalents are 0.25 million of common stock purchase warrants that were issued in September 2003 as part of an inducement to a licensor to extend their license agreement with us. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

4. BUSINESS ACQUISITION AND GOODWILL

On July 13, 2006, we completed the acquisition of 100% of the outstanding stock of privately-held Orion Financement Company (“Orion Gaming”), a Netherlands-based company that designs, manufactures and sells gaming machines. The total consideration for Orion Gaming, excluding acquisition costs, was €23.6 million (or approximately U.S. $30.1 million), of which €8.6 million (U.S. $10.9 million) was for debt retirement. Orion Gaming’s stockholders received €15.0 million, comprised of €7.5 million (U.S. $9.6 million) in cash and €7.5 million (U.S. $9.6 million) of WMS common stock (366,376 shares). Orion Gaming’s senior management remains with the company. Orion Gaming operates as a separate subsidiary.

Pro forma financial information is not provided, as this acquisition is not material to our consolidated results. As the business valuation is not yet complete, the purchase price allocation is preliminary. As of December 31, 2006, we allocated the aggregate purchase price, including acquisition costs, of $30.7 million to: tangible assets of $13.0 million; total liabilities of $3.3 million; identifiable intangibles and goodwill of $21.0 million (included in Other assets on the Condensed Consolidated Balance Sheet). The goodwill is expected to be non-deductible for tax purposes.

5. INVENTORIES

Inventories consisted of the following:

	December 31, 2006	June 30, 2006
Raw materials and work-in-process	$60.4	$53.9
Finished goods	28.3	21.9

Total inventories	$88.7	$75.8

Legacy inventory balances included in the totals above:
Legacy raw materials	$5.9	$7.4
Legacy finished goods	2.3	5.4

Total legacy inventories	$8.2	$12.8

6. ROYALTIES, LICENSED TECHNOLOGIES, PATENTS, AND TRADEMARKS

At December 31, 2006 and June 30, 2006, royalties, licensed technologies, patents, and trademarks consisted of:

	December 31, 2006	June 30, 2006
Gross royalties and licensed technologies	$91.7	$82.1
Accumulated amortization	(27.9)	(27.1)

Net royalties and licensed technologies	63.8	55.0
Less: royalties and licensed technologies, short term	(9.9)	(8.5)

Royalties and licensed technologies, long term	$53.9	$46.5

Long Term
Royalties and licensed technologies, net of accumulated amortization	$53.9	$46.5
Patents	9.1	7.3
Trademarks	0.5	0.4

Total long term	$63.5	$54.2

Amortization expense for prepaid royalties and licensed technologies, which is charged to cost of product sales and cost of gaming operations, was $3.7 million and $1.6 million for the three months ended December 31, 2006 and 2005, respectively, and $5.7 million and $2.7 million for the six months ended December 31, 2006 and 2005, respectively. The amounts in the above table do not include the intangible assets acquired as part of the Orion Gaming acquisition (see Note 4, “Business Acquisition and Goodwill”), which are included in Other assets on the Condensed Consolidated Balance Sheet.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The estimated aggregate amortization expense for royalties and licensed technologies is as follows:

Year ending June 30,
2007	$4.3
2008	13.8
2009	12.5
2010	12.9
2011	5.9
Thereafter	14.4

Total	$63.8

The estimated aggregate future intangible amortization as of December 31, 2006 does not reflect the significant commitments we have for future payments for royalties and licenses. See also Note 11, “Commitments, Contingencies and Indemnifications.” We recorded an immaterial amount of patent amortization in the six months ended December 31, 2006 and 2005, since a majority of the patent asset pertains to unissued patent applications. We anticipate that amortization of a majority of the balance will begin in approximately July 2012, and will be amortized over a period of four to seventeen years.

7. CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At December 31, 2006, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and will be effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

We have a multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The revolving credit agreement contains covenants that require us to maintain certain financial ratios, which could limit our ability to declare dividends or make distributions to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At December 31, 2006, approximately $83.2 million was available for such purposes under the most restrictive of these covenants.

8. STOCKHOLDERS’ EQUITY

Common stock repurchase program

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. On August 8, 2006, the Company’s Board of Directors increased the share repurchase authorization by $15 million, to a total of $35 million, and extended the expiration date until August 2007. Pursuant to the authorization, purchases

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the six months ended December 31, 2006, we did not repurchase any shares of our common stock. As of December 31, 2006, we had $25.0 million remaining under this share repurchase authorization.

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

On August 14, 2006, we issued 118,270 equity-based performance units. The equity-based performance units contain performance goals set by the Board based on levels of total revenue and free cash flow over the period July 1, 2006 through June 30, 2009. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. Based on the current assessment of the performance goals, the Company has not recorded any expense relating to such equity-based performance units.

Total share-based payment expense for the three months ended December 31, 2006 and 2005 was $3.9 million and $3.8 million, respectively, and for the six months ended December 31, 2006 and 2005 was $6.6 million and $7.3 million, respectively.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The balance of accumulated other comprehensive income consists of foreign currency translation adjustments. Comprehensive income was $14.9 million and $7.9 million for the three months ended December 31, 2006 and 2005, respectively, and $21.4 million and $14.2 million for the six months ended December 31, 2006 and 2005, respectively.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the six months ended December 31:

	2006	2005
Schedule of Non-Cash Investing Activities:
Gaming operations machines transferred to inventory	$1.4	$1.3
Accrual of deferred licensing purchase obligation	0.2	0.3

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

We had total royalty and license commitments, advances and payments made and potential future payments as follows:

	December 31, 2006
	Minimum Commitments	Contingent Payments	Total Potential Payments
Total royalty and license commitments	$128.2	$0.1	$128.3
Advances and payments made	(87.6)	—	(87.6)

Potential future payments	$40.6	$0.1	$40.7

As of December 31, 2006, we estimate that potential future royalty payments in each fiscal year will be as follows:

	Minimum Commitments	Contingent Payments	Total Potential Payments
2007	$13.5	$0.1	$13.6
2008	10.6	—	10.6
2009	5.8	—	5.8
2010	5.5	—	5.5
2011	5.2	—	5.2

Total	$40.6	$0.1	$40.7

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which WMS customarily agrees to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2006, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 12, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of December 31, 2006, we were not aware of any obligations arising under these agreements that would require material payments.

Performance Bonds

Performance bonds outstanding of $14.7 million at December 31, 2006 related to products sales and we are liable to the issuer in the event of exercise due to non-performance.

12. LITIGATION

On October 2, 2003, La Societe de Loteries du Quebec (“Loto-Quebec”) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (“VLC”) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we are vigorously defending ourselves against the allegations. The trial is set to begin in September 2007. We are unable to evaluate the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

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

Product names mentioned in this Report are trademarks of WMS Gaming, Inc., except for the following licensed marks: CLINT EASTWOOD is a registered trademark of Clint Eastwood; GREEN ACRES is a trademark of Orion Pictures Corporation; MONOPOLY, is a trademark of Hasbro.; POWERBALL is a trademark of Multi-State Lottery Association.; Top Gun™ & © Paramount Pictures Corporation.

OVERVIEW

We design, manufacture and market gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions world-wide. Our products consist primarily of multi-coin, multi-line video gaming machines and we were one of the original developers of such gaming machines in the U.S. market. We have also developed and sell mechanical reel-spinning gaming machines and poker games. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 90 international gaming jurisdictions.

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

We earn gaming operations revenues from leasing participation games and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content. Our gaming operations include the following product lines:

•	Participation games, which are WMS-owned gaming machines that we lease based upon any of the following payment methods: (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We have the ability to place these gaming machines on a participation basis because the popularity of the brand and the superior performance of the game, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell to casinos or other gaming machine operators. Participation games include the following categories:

¡	Wide-area progressive participation games (“WAP”);

¡	Local-area progressive participation games (“LAP”); and

¡	Stand-alone participation games.

•	Casino-owned daily fee games;

•	Video Lottery Terminals; and

•	Licensing revenues.

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

First, revenues from gaming operations increased 14% and 19% year-over-year for the three and six months ended December 31, respectively, even though the total participation footprint increased at a more modest rate of growth in the fiscal 2007 compared to recent periods. Year-over-year, our participation footprint increased by 976 units, or 15%, and increased sequentially from September 30, 2006 by 272 units, or 4%. The initial placements in the December 2006 quarter of our first server-enhanced product, MONOPOLY™ Big Event®, provided higher quarterly sequential incremental growth to our stand-alone installed base. Our LAP installed base also continued to grow year-over-year and sequentially, reflecting the continued successful roll-out of the GREEN ACRES™ gaming machines introduced in the September 2006 quarter. While the installed base of WAP gaming machines increased 31% year-over-year, it declined 281 units sequentially from September 30, 2006.

In the March 2007 quarter, we expect the continued rollout of MONOPOLY Big Event to be a key contributor in further strengthening our stand-alone participation base. In addition, we expect continued growth of our new WAP link under our recently introduced Reel Legends® brand with our CLINT EASTWOOD® and Allan Quatermain™ games and growth in our LAP installed base from a new series to be launched in the March 2007 quarter under our own Life of Luxury® theme. Our TOP GUN™ sensory immersion gaming platform has been submitted for regulatory approvals, and we believe it is on track for launching as a wide area progressive product in the June 2007 quarter, while we currently believe our first Transmissive Reels™ product, MONOPOLY Super Money Grab™, which has also been submitted to regulators, will be launched as a WAP link at the end of the June 2007 quarter.

Second, we expect to achieve further North American market share gains with respect to for-sale products with the introduction of innovative new product offerings in both video and mechanical reel gaming machines. We sold 911 more units in North America in the December 2006 quarter than in the December 2005 quarter. We entered fiscal 2007 with a broad array of products and have been supplementing our portfolio throughout the year by continuing to introduce new creative products, such as our 5-reel mechanical gaming machine. During fiscal 2007, we expect to launch additional 5-reel mechanical products around the world, as well as new multi-line, multi-coin 3-reel mechanical games that offer low-denomination configurations. The introduction of new products and segmentation strategies, such as our G+™ video games, contributed to growth in our market share in the video category. We also believe that the continuing transition of the Oklahoma market is creating additional new opportunities for us. With almost 7,000 new Bluebird® products sold in the December 2006 quarter, and overall strength in our participation gaming products, we set a new quarterly record for the volume of units produced and shipped. We believe we will continue to make market share gains in the North American market in fiscal 2007 and fiscal 2008 as a result of our strong portfolio of games and continued product and game innovation.

Third, we continue to expand our worldwide revenue base. International shipments totaled 1,752 and 3,264 units for the three and six months ended December 31, 2006, and increased approximately 44% and 21% year-over-year, reflecting the positive contribution of Orion Gaming, growth in Macau with our Mandarin-based games, and growth throughout Europe, South Africa and South America. In the December 2006 quarter, unit volume to international markets represented 25% of total new units sold, up from 22% in the prior year, without any shipments to Russia. We also recently placed account executives in Macau and Buenos Aires to more closely serve our customers in these expanding markets. As a result of recent product development efforts, our game themes are now introduced simultaneously to North American and international customers and, as a result, international customers now see a much broader selection of new game themes available for their markets. Orion Gaming also offers medium-term potential for new revenue streams and we believe the keys to generating sustainable success long-term with Orion Gaming will be to utilize the development capabilities resident within our organization to enhance Orion Gaming’s game production, and to jointly utilize our existing distribution capabilities to increase revenue streams.

Our fourth priority is to improve our business processes, which we believe will create sustainable margin enhancements. In the December 2006 quarter, total gross profit increased 20% year-over-year on a corresponding 19% revenue increase, while gross profit margin on product sales reached 45% in the December 2006 quarter. For the six months ended December 31, 2006, total gross profit increased 18% year-over-year, on a corresponding 13% revenue increase, while gross profit margin on product sales reached 44% for the six months ended December 31, 2006. See below for further analysis of our margins.

Our fifth priority is to generate and continue to grow sustainable cash flows. Net cash provided by operations was $19.1 million and $44.6 million for the three and six months ended December 31, 2006, respectively. We continue to invest in gaming operations machines, reflecting the strong demand for our MONOPOLY Big Event participation gaming machines, and we are currently expanding our Waukegan, Illinois facility to consolidate outside warehousing and support our continued production process improvement initiatives. We invested $20.9 million of net cash during fiscal 2007 to close on our acquisition of Orion Gaming and also invested in third party intellectual property during fiscal 2007. We expect to use our free cash flow to continue to invest in new technologies and innovative intellectual properties, popular brands, share repurchases, and other opportunities that enhance our international focus and provide us with additional revenue streams and profits, such as Orion Gaming.

As of February 5, 2007, we had open orders for new gaming machines and CPU-NXT conversion kits of over 12,400 units, and open orders for nearly 2,400 new participation gaming machines or theme conversions.

Server-Enhanced Gaming

We continue to believe that server-enhanced gaming will be the next significant technology development in the gaming machine industry. Server-enhanced gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and represent a significant addition to our existing portfolio of product offerings. We received our first regulatory approval and made initial placements of our first server-enhanced product, MONOPOLY Big Event, at the end of the September 2006 quarter and received additional approvals in the December 2006 quarter.

Acquisition of Orion Gaming

On July 13, 2006, we completed the acquisition of 100% of the outstanding stock of privately-held Orion Financement Company (“Orion Gaming”), a Netherlands-based company that designs, manufactures and sells gaming machines. The total consideration for Orion Gaming, net of acquisition costs, was €23.6 million (or approximately U.S. $30.1 million), of which €8.6 million (U.S. $10.9 million) was for debt retirement. Orion Gaming stockholders received €15.0 million, comprised of €7.5 million (U.S. $9.6 million) in cash and €7.5 million (U.S. $9.6 million) of WMS common stock (366,376 shares). Orion Gaming’s senior management, which has led the company from inception, remains with the company. Orion Gaming continues to operate as a separate subsidiary. The transaction is expected to be neutral to slightly accretive to our fiscal 2007 net income.

See also Note 4, “Business Acquisition and Goodwill” to our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Form 10-K for the fiscal year ended June 30, 2006. We have not made any changes relating to the application of these policies in the six months ended December 31, 2006. We have discussed the development, selection and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in the winter and spring and slowest in the summer months, while gaming operations revenue are generally strongest in the summer and fall. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Three Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2006	2005
Product Sales Revenues
New unit sales revenues	$83.4	$63.9	$19.5		30.5%
Parts, used games, conversions and OEM revenues	10.4	13.6	(3.2)		(23.5)

Total product sales revenues	$93.8	$77.5	$16.3		21.0

New units sold	6,930	5,483	1,447		26.4
Average sales price per new unit	$12,043	$11,648	$395		3.4
Gross profit on product sales revenues(1)	$42.1	$33.4	$8.7		26.0
Gross margin on product sales revenues(1)	44.9%	43.1%	180	bp	4.2

Gaming Operations Revenues
Participation revenue	$36.5	$31.5	$5.0		15.9
Other gaming operations revenue	4.3	4.4	(0.1)		(2.3)

Total gaming operations revenues	$40.8	$35.9	$4.9		13.6

Installed WAP games at period end	1,485	1,136	349		30.7
Installed LAP games at period end	1,909	971	938		96.6
Installed stand-alone games at period end	4,019	4,330	(311)		(7.2)

Total installed participation base at period end	7,413	6,437	976		15.2

Average participation installed base	7,123	6,141	982		16.0
Average revenue per day per participation machine	$55.65	$55.68	$(0.03)		(0.1)

Installed casino-owned daily fee games at period end	705	823	(118)		(14.3)
Average casino-owned daily fee games installed base	711	794	(83)		(10.5)

Gross profit on gaming operations revenue(1)	$31.4	$27.9	$3.5		12.5
Gross margin on gaming operations revenue(1)	77.0%	77.7%	(70	)bp	(0.9)

Total revenues	$134.6	$113.4	$21.2		18.7
Total gross profit(1)	$73.5	$61.3	$12.2		19.9
Total gross margin(1)	54.6%	54.1%	50	bp	0.9%

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for the December 2006 quarter increased 18.7%, or $21.2 million, over the December 2005 quarter, reflecting:

•	A $19.5 million, or 30.5%, increase in new unit sales revenue as a result of:

¡

A 1,447 increase in new units sold. North American new units sold increased 21% over the December 2005 quarter, reflecting the initial shipments into the new Pennsylvania and Broward County, Florida markets, steady demand from Native American tribal operators, particularly in Oklahoma, and the launch of several new products, partially offset by the low demand from the North American replacement market. International new units sold increased 44% over the prior year, reflecting the positive contribution of Orion Gaming, growth in Macau with our Mandarin-based games, and growth throughout Europe, South Africa and South America.

¡

A 3.4% increase in the average selling price of new gaming units. The increase in the average selling price is primarily due to higher sales of premium priced products, including over 1,200 new Hot Hot Super Jackpot™ 5-reel mechanical gaming machines, increased revenue from other premium priced gaming machines, partially offset by the impact of lower-priced gaming machines sold by Orion Gaming.

•

A $3.2 million decrease in other product sales, as higher conversion and parts revenues were more than offset by lower sales of used and OEM gaming machines. The December 2005 quarter also benefited from $1.8 million of revenue from an earn-out provision under a lottery contract.

¡	We sold over 2,200 used gaming machines in the December 2006 quarter, compared to over 3,000 used gaming machines in the December 2005 quarter.

¡	We earned revenue on 748 conversion kits in the December 2006 quarter, compared to 917 conversion kits in the December 2005 quarter.

•	A 13.6% growth in total gaming operations revenues due primarily to:

¡

A 16.0% increase in the average installed base of gaming machines. The average installed base increased as a result of the initial placements of our MONOPOLY Big Event stand-alone gaming machines, the continued successful roll-out of our GREEN ACRES LAP gaming machines, and our POWERBALL® WAP gaming machines. The POWERBALL units continue to perform well and, at the end of the December 2006 quarter, just under 1,000 units were installed, of which 780 were WAP gaming machines.

¡	Overall average revenues per day were essentially flat, as increases from our premium priced WAP and LAP products was offset by decreases in other games.

Total gross profit, as used herein excluding depreciation expense, increased 19.9%, or $12.2 million, to $73.5 million for the December 2006 quarter from $61.3 million for the December 2005 quarter. This improvement reflects:

•

Gross margin on product sales revenues of 44.9% for the December 2006 quarter, compared to 43.1% for the December 2005 quarter. Gross margin for the December 2006 quarter reflects operating leverage from higher volume and continued process improvements, partially offset by the impact from product mix and selling lower-priced Orion Gaming machines. In the December 2006 quarter, refurbished units that sell at a higher price point and generate higher gross profit were a greater percent of total used game sales than in the December 2005 quarter.

•

Gross margin on gaming operations was 77.0% in the December 2006 quarter, compared to 77.7% for the December 2005 quarter, reflecting the mix of the installed base and the introduction of our MONOPOLY Big Event game, partially offset by favorable WAP jackpot experience. Through December 31, 2006, 64 jackpot winners have won an aggregate of over $20.0 million in wide-area progressive jackpots.

•

A partial deterioration in gross margin due to higher margin gaming operations revenues representing only 30% of total revenues in the December 2006 quarter compared to 32% of total revenues in the December 2005 quarter.

We expect continued improvements in our gross profit margin, resulting from the mix of revenues, the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools, and the benefits from ongoing leveling of the production schedule throughout each quarter.

Sequential Analysis

Total product sales increased 36.7% from the September 2006 quarter, while gaming operations revenues and average revenue per day per participation machine declined from the September 2006 quarter by 2.9% and 5.0%, respectively. The December 2006 quarter average selling price of $12,043 declined by 1% from the September 2006 quarter, reflecting the impact of greater volume purchase discounts related to new U.S. casino openings, a lower overall mix of premium-priced products, as well as the expected impact from selling lower-priced Orion Gaming machines. The sequential decline in average revenue per day per participation machine of $2.90 was primarily due to the increase in stand alone and LAP units during the December 2006 quarter and seasonality. We expect that revenue per day will begin to increase again in the June 2007 quarter, resulting from the introduction of our TOP GUN WAP gaming machine, and continue in fiscal 2008 with the launch of MONOPOLY Super Money Grab, our first Transmissive Reels product, which will be added to our MONOPOLY Money™ WAP link.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended December 31,				Increase
	2006		2005
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$14.1	10.4%	$12.2	10.8%	$1.9	15.6%
Selling and administrative	26.6	19.8	22.9	20.2	3.7	16.2
Depreciation and amortization	16.0	11.9	13.0	11.5	3.0	23.1

Total operating expenses	$56.7	42.1%	$48.1	42.5%	$8.6	17.9%

Research and development expenses increased $1.9 million to $14.1 million for the December 2006 quarter, compared to $12.2 million in the prior year period. The year-over-year increase reflects the inclusion of Orion Gaming since the mid-July 2006 acquisition, as well as the previously anticipated higher spending for recent staffing additions related to the Company’s increased product development initiatives and for technology-based tools that will accelerate the product development cycle. We continue to expect an increase of $10 million in spending for fiscal 2007 for product development, which will largely occur in the second half of fiscal 2007.

Selling and administrative expenses increased $3.7 million to $26.6 million in the December 2006 quarter compared to $22.9 million in the December 2005 quarter. The December 2006 quarter includes the selling and administrative expenses of Orion Gaming, higher payroll-related costs associated with headcount increases during the past twelve months, higher trade convention costs and increased marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives.

Depreciation and amortization increased $3.0 million to $16.0 million in the December 2006 quarter compared to $13.0 million in the December 2005 quarter. This reflects the steady increase in the installed base of participation games throughout fiscal 2006, including the particularly strong growth that occurred in the June 2006 quarter. The increase also reflects depreciation and amortization related to Orion Gaming’s operations and preliminary purchase accounting for the acquisition. We invested $18.3 million in gaming operations machines, top boxes and related equipment during the December 2006 quarter, $14.0 million during the September 2006 quarter, $68.7 million during fiscal 2006, and $63.9 million during fiscal 2005. The current period investment in gaming operation machines reflects the strong demand for MONOPOLY Big Event participation games, as we placed more units than initially anticipated in our plan. We expect the investment in gaming operations machines to continue to moderate in fiscal 2007 and 2008, as we expect the growth in the installed base of our gaming machines to be lower than the record growth we achieved in fiscal 2006 and 2005. As a result of the expected introduction of new participation games during the remainder of fiscal 2007, we now expect to invest $55 to $60 million in participation games in fiscal 2007.

Overall, with higher revenues and improved gross margins, we expect continued expansion in our operating margin in fiscal 2007 and 2008, even with the additional spending on research and development and selling and administrative initiatives, and additional depreciation and amortization as a result of investments in our gaming operations installed base.

Interest Expense

We incurred interest expense of $1.1 million for both the three months ended December 31, 2006 and 2005, primarily related to our 2.75% convertible subordinated notes, amortization of related debt issuance costs, and interest expense on revolving credit facility borrowings.

Income Taxes

The estimated effective tax rate for the December 2006 quarter was 24.7%, compared to 36.0% for the December 2005 quarter. The December 2006 quarter effective tax rate reflects utilization of the export sales deduction, which expired in December 2006, as well as the domestic manufacturing deduction and the effect of the retroactive reinstatement of the research and development tax credit legislation back to January 1, 2006. Since the research and development tax credit legislation was reinstated in December 2006, retroactive to January 1, 2006, the effective tax rate includes the credit earned for the period January 1, 2006 through September 30, 2006, which aggregated $0.03 per diluted share, in addition to the tax credit earned during the December 2006 quarter.

Earnings Per Share

Diluted earnings per share increased to $0.33 for December 2006 quarter, from $0.23 for the December 2005 quarter. The December 2006 quarter diluted earnings per share includes a $0.03 per diluted share cumulative benefit related to the nine months ended September 30, 2006 due to the retroactive reinstatement of the research and development tax credit legislation.

Six Months Ended December 31, 2006 Compared to Six Months Ended December 31, 2005

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Six Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2006	2005
Product Sales Revenues
New unit sales revenues	$140.8	$123.3	$17.5		14.2%
Parts, used games, conversions and OEM revenues	21.6	25.0	(3.4)		(13.6)

Total product sales revenues	$162.4	$148.3	$14.1		9.5

New units sold	11,641	10,738	903		8.4
Average sales price per new unit	$12,101	$11,483	$618		5.4
Gross profit on product sales revenues(1)	$71.3	$62.7	$8.6		13.7
Gross margin on product sales revenues(1)	43.9%	42.3%	160	bp	3.8

Gaming Operations Revenues
Participation revenue	$74.2	$61.3	$12.9		21.0
Other gaming operations revenue	8.6	8.2	0.4		4.9

Total gaming operations revenues	$82.8	$69.5	$13.3		19.1

Installed WAP games at period end	1,485	1,136	349		30.7
Installed LAP games at period end	1,909	971	938		96.6
Installed stand-alone games at period end	4,019	4,330	(311)		(7.2)

Total installed participation base at period end	7,413	6,437	976		15.2

Average participation installed base	7,061	6,033	1,028		17.0
Average revenue per day per participation machine	$57.09	$55.24	$1.85		3.3

Installed casino-owned daily fee games at period end	705	823	(118)		(14.3)
Average casino-owned daily fee games installed base	740	744	(4)		(0.5)

Gross profit on gaming operations revenue(1)	$64.8	$53.0	$11.8		22.3
Gross margin on gaming operations revenue(1)	78.3%	76.3%	200	bp	2.6

Total revenues	$245.2	$217.8	$27.4		12.6
Total gross profit(1)	$136.1	$115.7	$20.4		17.6
Total gross margin(1)	55.5%	53.1%	240	bp	4.5%

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for the December 2006 six month period increased 12.6%, or $27.4 million, over the December 2005 six month period, reflecting:

•	A $17.5 million increase in new unit sales revenue as a result of:

¡

An 8.4% increase in new units sold. North American new units sold increased 4%, reflecting the initial shipments into the new Pennsylvania and Broward County, Florida markets, steady demand from Native American tribal operators, particularly in Oklahoma, and the launch of several new products, partially offset by lower spending on new gaming machines in the North American replacement market. International new units sold increased 21% over the prior year, reflecting the positive contribution of Orion Gaming, growth in Macau with our Mandarin-based games, and growth throughout Europe, South Africa and South America.

¡

A 5.4% year-over-year increase in average selling price. The increase in average selling price is primarily due to higher sales of premium priced products, including over 2,200 new Hot Hot Super Jackpot™ 5-reel mechanical gaming machines, partially offset by the impact of lower-priced gaming machines sold by Orion Gaming.

•

A $3.4 million decrease in other product sales, as an increase in revenue from sales of used gaming machines and parts were more than offset by a reduction in OEM revenues, lower conversion revenues, and the fact that the December 2005 quarter benefited from $1.8 million of revenue from an earn-out provision under a lottery contract.

¡

We sold over 3,300 used gaming machines in the December 2006 six month period with a greater percentage being higher priced refurbished units, compared to over 4,500 used gaming machines in the December 2005 six month period.

¡	We earned revenue on 1,669 conversion kits in the December 2006 six month period, compared to 3,527 conversion kits in the December 2005 six month period.

•	A 19.1% growth in total gaming operations revenues due to:

¡

A 17.0% increase in the average installed base of participation gaming machines as a result of the initial placements of our MONOPOLY Big Event stand-alone gaming machines, placements of Jackpot Party Progressive™ LAP gaming machines, the continued successful roll-out of our GREEN ACRES LAP gaming machines, and our POWERBALL WAP gaming machines, partially offset by declines in our other stand-alone participation games.

¡

A 3.3% increase in average revenue per day. Since WAP and LAP gaming machines achieve a higher average revenue per day than stand-alone gaming machines, overall average revenue per day increased as the percentage of those gaming machines in our installed base increased. At December 31, 2006, WAP and LAP gaming machines comprised 46% of the participation installed based, up from 33% at December 31, 2005. POWERBALL WAP games continue to generate revenue on average above $100 a day per machine.

Total gross profit, as used herein excluding depreciation expense, increased 17.6%, or $20.4 million, to $136.1 million for the December 2006 six month period from $115.7 million for the December 2005 six month period. This improvement reflects:

•	Higher margin gaming operations revenues were 34% of total revenues in the December 2006 six month period compared to 32% of total revenues in the December 2005 six month period.

•

Gross margin on product sales revenues was 43.9% for the December 2006 six month period, compared to 42.3% for the December 2005 six month period. Gross margin for the December 2006 period reflects operating leverage from higher volume and continued process improvements, partially offset by the impact from product mix and selling lower-priced Orion Gaming machines. In the December 2006 six month period, refurbished units that sell at a higher price point and generate higher gross profit were a greater percent of total used game sales then in the December 2005 six month period.

•

Gross margin on gaming operations was 78.3% in the December 2006 six month period, compared to 76.3% for the December 2005 six month period, primarily due to favorable WAP jackpot experience, partially offset by the mix of the installed base and the introduction of our MONOPOLY Big Event game in the December 2006 quarter.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Six Months Ended December 31,				Increase
	2006		2005
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$26.6	10.8%	$23.8	10.9%	$2.8	11.8%
Selling and administrative	50.2	20.5	42.2	19.4	8.0	19.0
Depreciation and amortization	31.2	12.7	26.5	12.2	4.7	17.7

Total operating expenses	$108.0	44.0%	$92.5	42.5%	$15.5	16.8%

Research and development expenses increased $2.8 million to $26.6 million for the December 2006 six month period, compared to $23.8 million in the prior year period. The year-over-year increase reflects the inclusion of Orion Gaming since the mid-July 2006 acquisition, as well as the previously anticipated higher spending for recent staffing additions related to our increased product development initiatives and for technology-based tools that will accelerate the product development cycle.

Selling and administrative expenses, inclusive of $1.4 million of management separation costs incurred during the September 2006 quarter, increased $8.0 million to $50.2 million in the December 2006 six month period compared to $42.2 million in the December 2005 six month period. In addition, the December 2006 six month period includes the selling and administrative expenses of Orion Gaming incurred since the mid-July 2006 acquisition, higher payroll-related costs associated with headcount increases during the past twelve months, and greater trade convention costs and increased higher marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives.

Depreciation and amortization increased $4.7 million to $31.2 million in the December 2006 six month period compared to $26.5 million in the December 2005 six month period. This reflects the steady increase in the installed base of participation games throughout fiscal 2006, including the particularly strong growth that occurred in the June 2006 quarter. The increase also reflects depreciation and amortization related to Orion Gaming’s operations and preliminary purchase accounting for the acquisition. We invested $32.3 million in gaming operations machines, top boxes and related equipment during the December 2006 six month period, $68.7 million during fiscal 2006, and $63.9 million during fiscal 2005. The current period investment in gaming operation machines reflects the strong demand for MONOPOLY Big Event participation games, as we placed more units than initially anticipated in our plan.

Interest Expense

We incurred interest expense of $2.8 million and $2.2 million for the six months ended December 31, 2006 and 2005, respectively, primarily related to our 2.75% convertible subordinated notes, amortization of related debt issuance costs, and interest expense on revolving credit facility borrowings. For the six months ended December 31, 2006, we also incurred interest on past due amounts related to the renewal of a technology license agreement.

Income Taxes

The estimated effective tax rate for the December 2006 six month period was 27.7%, compared to 35.6% for the December 2005 six month period. The December 2006 six month period effective tax rate reflects utilization of the export sales deduction, which expired in December 2006, as well as the domestic manufacturing deduction and the effect of the retroactive reinstatement of the research and development tax credit legislation back to January 1, 2006. Since the research and development tax credit legislation was reinstated in December 2006, retroactive to January 1, 2006, the effective tax rate includes the credit earned for the period January 1, 2006 through June 30, 2006, which aggregated $0.02 per diluted share, in addition to the tax credit earned during the six month period ended December 31, 2006. We expect our annual effective tax rate for fiscal 2007 to be in the range from 31% to 32%.

Earnings Per Share

Diluted earnings per share increased to $0.53 for December 2006 six month period, from $0.40 for the December 2005 six month period. The December 2006 six month period diluted earnings per share includes a $1.0 million after tax, or $0.03 per diluted share, impact for separation charges associated with management separation costs during the period and a $0.02 per diluted share cumulative benefit related to the six months ended June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Existing cash and cash equivalents;

•	Cash flows from operations; and

•	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions of dollars):

	December 31, 2006	June 30, 2006	Increase (Decrease)
Total cash and cash equivalents(1)	$37.7	$52.7	$(15.0)
Total current assets(A)	326.1	308.2	17.9
Total assets	603.5	526.4	77.1
Total current liabilities(B)	92.7	74.0	18.7
Long-term debt	115.0	115.0	—
Stockholders’ equity	382.5	325.6	56.9
Net working capital (A) – (B)	233.4	234.2	(0.8)

(1)	Includes restricted cash of $17.8 million and $13.6 million as of December 31, 2006 and June 30, 2006, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital decreased $0.8 million from June 30, 2006, and was affected by the following components:

•	A decrease in cash and cash equivalents of $15.0 million principally due to $20.9 million of net cash related to the acquisition of Orion Gaming on July 13, 2006;

•	An increase in total current receivables of $19.1 million to $164.7 million compared to June 30, 2006, as a result of the strong revenue growth during the period;

•

An increase in inventories of $12.9 million over June 30, 2006, principally due to an increase in both non-legacy raw material supplies and non-legacy finished goods as a result of higher production volume anticipated for the March 2007 quarter, the fact that we are producing more mechanical reel games than in prior periods and the timing of shipments, partially offset by a $4.6 million net reduction in legacy product inventories during the December 2006 period; as well as,

•	A $14.7 million increase in accounts payable due to the increase of inventories and the timing of payments to vendors.

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

We believe that total cash and cash equivalents of $37.7 million at December 31, 2006, inclusive of $17.8 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the next year. In fiscal 2007 and 2008, we expect cash flow from operations to continue to increase as we grow market share in our new product lines: mechanical reel, poker, and wide-area and local-area progressive systems. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, although we may utilize our revolving credit facility from time-to-time in order to meet short-term cash needs; however, we will assess market opportunities as they arise.

Convertible Subordinated Notes

At December 31, 2006, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement contains covenants that require us to maintain certain financial ratios, which could limit our ability to declare dividends or make distributions to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At December 31, 2006, approximately $83.2 million was available for such purposes under the most restrictive of these covenants.

During the six months ended December 31, 2006, we borrowed $10.0 million against our revolving credit facility to ensure our short-term cash needs would be met, given our $20.9 million net cash expenditure for the acquisition of Orion Gaming earlier in the period and our investments and advancements in royalties, licensed technologies, patents, and trademarks. We subsequently repaid the $10.0 million, plus accrued interest, prior to the end of the December 2006 quarter.

Common Stock Repurchase Program

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the WMS’ common stock over the following twelve months. On August 8, 2006, the Board of Directors increased the share repurchase authorization by $15 million, to a total of $35 million, and extended the expiration date until August 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the six months ended December 31, 2006, we did not repurchase any shares of our common stock. As of December 31, 2006, we had $25.0 million remaining under this share repurchase authorization.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions of dollars):

	Six Months Ended December 31,		Change
	2006	2005
Net cash provided by (used in):
Operating activities	$44.6	$40.5	$4.1
Investing activities	(84.5)	(30.7)	(53.8)
Financing activities	19.0	(1.9)	20.9
Effect of exchange rates on cash and cash equivalents	1.7	0.1	1.6

Net (decrease) increase in cash and cash equivalents	$(19.2)	$8.0	$(27.2)

Operating activities: The $4.1 million increase in cash from operating activities in the December 2006 six month period compared to the December 2005 six month period resulted from several factors, including:

•

A positive impact from the $5.2 million increase in net income and a $4.7 million increase in depreciation and amortization (the depreciation and amortization line item includes depreciation on property, plant and equipment as well as depreciation of gaming operations machines, while amortization includes the amortization of intangible assets acquired in business acquisitions);

•

A negative impact from an $11.4 million decrease from the effect of deferred income taxes, as we decreased deferred income taxes upon utilization of net operating loss carryforwards and research and development credits during fiscal 2006, while in fiscal 2007 deferred income taxes are increasing primarily due to book depreciation exceeding tax depreciation on gaming operations machines;

•

A positive impact from the $3.9 million decrease in changes in operating assets and liabilities, as the December 2006 quarter increase in inventory due to higher production volume anticipated for the March 2007 quarter, the fact that we are producing more mechanical reel games than in prior periods and the timing of shipments was more than offset by an increase in accounts payable and other liabilities due to the timing of payments; and

•	A positive impact from the $1.7 million increase in non-cash expenses mainly due to an increase in the amortization of other current assets.

We anticipate a higher amount of cash to be provided by operations in fiscal 2007 than in fiscal 2006, due to anticipated increases in revenues from higher new unit sales at a higher average selling price, a greater average participation gaming machine installed base, and a higher average revenue per day for participation gaming machines, partially offset by higher research and development expenses related to the ongoing execution of our technology improvement plan, product approval costs, product line expansion costs and increased game offerings, as well as higher selling and administrative costs due to the increase in our revenues.

Investing Activities: The $53.8 million increase in cash used by investing activities in the December 2006 six month period compared to the December 2005 six month period was primarily due to:

•

The acquisition on July 13, 2006 of 100% of the outstanding stock of privately-held Orion Gaming. The acquisition resulted in a net use of cash of $20.9 million, including debt retirement, cash consideration paid and acquisition costs, net of cash acquired.

•

A $5.4 million increase in the amount invested in gaming operations machines, top boxes and related equipment during the December 2006 six month period to $32.3 million. The current period investment in gaming operation machines reflects the strong demand for MONOPOLY Big Event participation games, as we placed more units than initially anticipated in our plan. We expect the investment in gaming operations machines to continue to moderate in fiscal 2007 and 2008, as we expect the growth in the installed base of our gaming machines to be lower than the record growth we achieved in fiscal 2006 and 2005. As a result of the expected introduction of new participation games during the remainder of fiscal 2007, we now expect to invest $55 to $60 million in participation games in fiscal 2007.

•

An $8.9 million increase in the amount invested in property, plant and equipment during the December 2006 six month period to $16.0 million, as we are currently expanding our Waukegan, Illinois facility to consolidate outside warehousing and support our continued production process improvement initiatives.

•

Net cash of $6.1 million was provided from the redemption of short-term investments for the December 2005 six month period, with no redemptions of such investments in the December 2006 six month period.

Financing Activities: The $20.9 million increase in cash provided by financing activities was primarily due to:

•

The receipt of $14.3 million and $1.0 million from the exercise of stock options in the December 2006 and 2005 six month periods, respectively, along with the related tax benefit of $4.7 and $0.1, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

•	A $3.0 million repurchase of the Company’s stock during the three months ended December 31, 2005, with no similar purchases during fiscal 2007.

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

Our obligations under these arrangements, under our convertible subordinated notes and other contractual obligations at December 31, 2006, were as follows (in millions):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations
Operating leases	$27.7	$3.9	$6.4	$5.7	$11.7
Royalty payments, excluding contingent payments	40.6	13.5	16.4	10.7	—
Non-cancelable raw material purchase orders	20.2	20.2	—	—	—
Convertible subordinated notes	115.0	—	—	115.0	—
Performance bonds	14.7	14.7	—	—	—
Other, including guaranteed minimums in employment agreements	17.3	14.4	1.3	0.4	1.2

Total	$235.5	$66.7	$24.1	$131.8	$12.9

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which WMS customarily agrees to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2006, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 12, “Litigation” to our Condensed Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of December 31, 2006, we were not aware of any obligations arising under these agreements that would require material payments.

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

Factors which could cause our actual results to differ from expectations include:

•	a failure to obtain and maintain necessary gaming licenses and regulatory approvals,

•	delay or refusal by regulators to approve our new products, gaming platforms, cabinet designs, game themes and related hardware and software,

•	a failure to obtain the right to use, a lapse of a right to use, or an inability to adapt to rapid development of new technologies,

•	a decrease in the desire of casino customers to upgrade gaming machines or allot floor space to leased or participation games, resulting in reduced demand for our products,

•	a software anomaly or fraudulent manipulation of our gaming machines and software,

•	an infringement claim seeking to restrict our use of material technologies,

•	a failure to obtain and retain licenses to use intellectual properties and licensors’ approvals of new products on a timely basis, and

•	an inability to introduce in a timely manner new games and gaming machines that achieve and maintain market acceptance.

These factors and other factors that could cause actual results to differ from expectations are more fully described under Item 1, “Business-Risk Factors” to our Form 10-K for the fiscal year ended June 30, 2006, and our more recent reports filed with the Securities and Exchange Commission.

You are advised to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports filed with the Securities and Exchange Commission (the “Commission”).

ITE M 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Equity Price Risk

As of December 31, 2006, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $202.3 million. Using a discounted cash flow model and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $1.7 million, but would have no effect on our cash flows or future results of operations. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

Foreign Currency Risk

During the six months ended December 31, 2006, we completed the acquisition of 100% of the outstanding stock of privately-held Orion Gaming, whose functional currency is the Euro. Given that the acquisition of Orion Gaming is not material to our consolidated results, there were no material changes in our foreign currency risk since June 30, 2006.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PR OCEEDINGS

None.

ITEM 1 A.	RISK FACTORS

There were no material changes to the risk factors as described in Item 1A, “Risk Factors” to our Form 10-K for the fiscal year ended June 30, 2006.

ITEM 2.	U NREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common shares for the second quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)(2)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)(2)
October 1, 2006 – October 31, 2006	—	—	—	$24,970,192
November 1, 2006 – November 30, 2006	—	—	—	$24,970,192
December 1, 2006 – December 31, 2006	—	—	—	$24,970,192
Total	—	—	—	$24,970,192

(1)	On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of our common stock over the following twelve months. The purchases may be made from time to time in open market or privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.
(2)	On August 8, 2006, our Board of Directors approved an expansion and extension of the existing share repurchase authorization. The share repurchase authorization was increased by $15 million to a total of $35 million and the expiration date was extended until August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSIO N OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders during the Annual Meeting of Stockholders held on December 14, 2006:

1.	Election of Directors	Shares For	Shares Withheld	Abstain	Broker Non-Votes
	Louis J. Nicastro	28,573,898	2,058,838	—	—
	Brian R. Gamache	28,598,115	2,034,621	—	—
	Harold H. Bach, Jr.	28,878,920	1,753,816	—	—
	Robert H. Brust	30,024,651	608,085	—	—
	Neil D. Nicastro	25,959,211	4,673,525	—	—
	Edward W. Rabin	29,314,413	1,318,323	—	—
	Harvey Reich	25,204,503	5,428,233	—	—
	Ira S. Sheinfeld	27,931,769	2,700,967	—	—
	William J. Vareschi, Jr.	29,391,685	1,241,051	—	—

2.	Ratification of WMS Industries Inc. Amended and Restated 2005 Incentive Plan:

For	Shares Withheld	Abstain	Broker Non-Votes
22,668,520	4,982,725	32,470	2,949,021

3.	Ratification of Ernst & Young LLP as our independent registered public accountants for our 2007 fiscal year:

For	Shares Withheld	Abstain	Broker Non-Votes
30,574,821	46,057	11,858	—

ITEM 5.	OTHER INF ORMATION

(a)	None.

(b)	None.

ITEM 6.	E XHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Amendment to Voting Proxy Agreement, effective as of October 18, 2006, by and between Ms. Phyllis G. Redstone, Mr. Neil D. Nicastro, Mr. Brian R. Gamache and WMS Industries, Inc., incorporated by reference to our Current Report on Form 8-K filed October 20, 2006.

10.2	Third Amendment to Voting Proxy Agreement, effective as of November 20, 2006, by and between Mr. Sumner M. Redstone, National Amusements, Inc., Mr. Neil D. Nicastro, Mr. Brian R. Gamache and WMS Industries Inc., incorporated by reference to our Current Report on Form 8-K filed November 22, 2006.

10.3	Amended and Restated 2005 Incentive Plan, as adopted on December 15, 2006, incorporated by reference to Annex A to our Proxy Statement as filed with the commission on October 26, 2006.

10.4	Amendment No. 6, dated December 16, 2006, to that certain license agreement (the “License Agreement”), dated September 1, 1997, by and between WMS, Hasbro, Inc. and Hasbro International, Inc. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission, incorporated by reference to our Current Report on Form 8-K filed December 20, 2006.

10.5	Description of Non-Employee Director Compensation for Calendar 2007.

10.6	Description of Executive Compensation Arrangements - Salaries in Calendar 2007.

10.7	Description of Executive Compensation Arrangements - Criteria for Salary Increases in Calendar 2008.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNA TURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: February 6, 2007	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President, Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: February 6, 2007	By:	/s/ John P. McNicholas Jr.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Amendment to Voting Proxy Agreement, effective as of October 18, 2006, by and between Ms. Phyllis G. Redstone, Mr. Neil D. Nicastro, Mr. Brian R. Gamache and WMS Industries, Inc., incorporated by reference to our Current Report on Form 8-K filed October 20, 2006.

10.2	Third Amendment to Voting Proxy Agreement, effective as of November 20, 2006, by and between Mr. Sumner M. Redstone, National Amusements, Inc., Mr. Neil D. Nicastro, Mr. Brian R. Gamache and WMS Industries Inc., incorporated by reference to our Current Report on Form 8-K filed November 22, 2006.

10.3	Amended and Restated 2005 Incentive Plan, as adopted on December 15, 2006, incorporated by reference to Annex A to our Proxy Statement as filed with the commission on October 26, 2006.

10.4	Amendment No. 6, dated December 16, 2006, to that certain license agreement (the “License Agreement”), dated September 1, 1997, by and between WMS, Hasbro, Inc. and Hasbro International, Inc. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission, incorporated by reference to our Current Report on Form 8-K filed December 20, 2006.

10.5	Description of Non-Employee Director Compensation for Calendar 2007.

10.6	Description of Executive Compensation Arrangements - Salaries in Calendar 2007.

10.7	Description of Executive Compensation Arrangements - Criteria for Salary Increases in Calendar 2008.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.