Form 10-Q
period 2007-03-31
WMS INDUSTRIES INC /DE/
filed 2007-05-09
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 33,005,997 shares of common stock, $0.50 par value, were outstanding at May 4, 2007.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended March 31, 2007 and 2006

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
REVENUES:
Product sales	$93.9	$73.0	$256.3	$221.3
Gaming operations	42.7	37.7	125.5	107.2

Total revenues	136.6	110.7	381.8	328.5

COSTS AND EXPENSES:
Cost of product sales(1)	50.9	41.6	142.0	127.2
Cost of gaming operations(1)	8.0	8.1	26.0	24.6
Research and development	14.6	12.5	41.2	36.3
Selling and administrative	28.0	22.5	78.2	64.7
Depreciation and amortization(1)	15.3	13.5	46.5	40.0

Total costs and expenses	116.8	98.2	333.9	292.8

OPERATING INCOME	19.8	12.5	47.9	35.7

Interest expense	(1.0)	(1.0)	(3.8)	(3.2)
Interest and other income, net	0.8	0.8	2.2	1.7

Income before income taxes	19.6	12.3	46.3	34.2
Provision for income taxes	6.7	3.1	14.1	10.9

NET INCOME	$12.9	$9.2	$32.2	$23.3

Earnings per share:
Basic	$0.39	$0.29	$1.00	$0.74

Diluted	$0.34	$0.26	$0.86	$0.66

Weighted-average common shares
Basic common stock outstanding	32.7	31.4	32.1	31.4

Diluted common stock and common stock equivalents	39.7	37.7	39.3	37.8

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:

Cost of product sales	$0.6	$0.6	$1.8	$1.7
Cost of gaming operations	$12.9	$11.3	$38.8	$33.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2007 and June 30, 2006

(in millions of U.S. dollars and millions of shares)

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17.8	$39.1
Restricted cash	14.6	13.6

Total cash and cash equivalents	32.4	52.7

Accounts receivable, net of allowances of $2.0 and $2.6, respectively	105.4	91.2
Notes receivable, current portion	68.4	54.4
Inventories	92.5	75.8
Deferred income tax assets	11.3	11.4
Other current assets	26.3	22.7

Total current assets	336.3	308.2

NON-CURRENT ASSETS:
Gaming operations machines, net of accumulated depreciation of $121.8 and $106.3, respectively	81.8	71.6
Property, plant and equipment, net of accumulated depreciation of $54.7and $45.8, respectively	84.5	63.1
Royalties, licensed technologies, patents and trademarks	65.2	54.2
Deferred income tax assets	20.3	14.0
Other assets	39.3	15.3

Total non-current assets	291.1	218.2

TOTAL ASSETS	$627.4	$526.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48.0	$37.4
Accrued compensation and related benefits	10.1	8.2
Other accrued liabilities	34.8	28.4

Total current liabilities	92.9	74.0

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	4.2	3.1
Long-term debt	115.0	115.0
Other non-current liabilities	9.4	8.7

Total non-current liabilities	128.6	126.8

Commitments, contingencies and indemnifications (see Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 32.9 shares and 32.4 shares issued, respectively)	16.5	16.2
Additional paid-in capital	257.2	227.2
Retained earnings	129.8	97.6
Accumulated other comprehensive income	2.4	0.1
Treasury stock, at cost (zero shares and 0.8 shares, respectively)	—	(15.5)

Total stockholders’ equity	405.9	325.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$627.4	$526.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2007 and 2006

(in millions of U.S. dollars)

(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$32.2	$23.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.5	40.0
Non-cash expenses	18.6	17.7
Deferred income taxes	(5.1)	1.9
Change in operating assets and liabilities, net of acquisitions	(23.8)	(10.1)

Net cash provided by operating activities	68.4	72.8

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business, net of cash acquired	(20.9)	—
Purchase of property, plant and equipment	(24.2)	(11.2)
Additions to gaming operations machines	(52.3)	(42.4)
Investment and advances in royalties, licensed technologies, patents, and trademarks	(20.7)	(9.1)
Proceeds from short-term investments	—	6.1

Net cash used in investing activities	(118.1)	(56.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	20.5	2.7
Tax benefit from exercise of stock options	6.3	0.6
Proceeds from borrowings under revolving credit facility	15.0	—
Repayments of borrowings under revolving credit facility	(15.0)	—
Purchases of treasury stock	—	(5.3)

Net cash provided by (used in) financing activities	26.8	(2.0)

Effect of Exchange Rates on Cash	1.6	0.3

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21.3)	14.5
CASH AND CASH EQUIVALENTS, beginning of period	39.1	35.2

CASH AND CASH EQUIVALENTS, end of period	$17.8	$49.7

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

Sales of our gaming machines to casinos are generally strongest in the winter and spring and slowest in the summer months, while gaming operations revenues are generally strongest in the summer and fall. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Reclassification

Effective July 1, 2006, we reclassified certain non-cash expenses in the Condensed Consolidated Statement of Cash Flows. Specifically, amortization of current royalty advances, licensed technologies, patents and trademarks has been reclassified from “Investments and advancements in royalties, licensed technologies, patents, and trademarks” in cash flows from investing activities to be included in “Non-cash expenses” in cash flows from operating activities, which resulted in an increase to cash flows used in

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

investing activities and an increase to cash flows provided by operating activities of $5.9 million for the nine months ended March 31, 2006.

Certain other prior-period amounts have been reclassified to conform to the current-period presentation.

Recent Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and also excludes income tax accounting from Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, accordingly, we will adopt FIN 48 beginning in fiscal 2008. We are in the process of analyzing the potential effects FIN 48 will have on the Company’s results of operations and financial position.

3. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three and nine months ended March 31:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$12.9	$9.2	$32.2	$23.3
Basic weighted average common shares outstanding	32.7	31.4	32.1	31.4
Basic earnings per share	$0.39	$0.29	$1.00	$0.74

Diluted earnings per share:
Net income	$12.9	$9.2	$32.2	$23.3
After tax interest expense and amortization of issuance costs on convertible subordinated notes	0.5	0.5	1.7	1.7

Diluted earnings	$13.4	$9.7	$33.9	$25.0

Basic weighted average common shares outstanding	32.7	31.4	32.1	31.4
Dilutive effect of stock options	1.1	0.5	1.3	0.6
Dilutive effect of restricted common stock and warrants	0.1	—	0.1	—
Dilutive effect of convertible subordinated notes	5.8	5.8	5.8	5.8

Dilutive common stock and common stock equivalents	39.7	37.7	39.3	37.8

Diluted net income per share of common stock and common stock equivalents	$0.34	$0.26	$0.86	$0.66

Common stock equivalents excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive	0.2	2.1	1.1	2.0

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Included in the anti-dilutive common stock equivalents for the nine months ended March 31, 2007 are 0.25 million of common stock purchase warrants that were issued in September 2003 as part of an inducement to a licensor to extend their license agreement with us. The warrants’ exercise price is $35.04 per share of our common stock, subject to adjustment.

4. BUSINESS ACQUISITION AND GOODWILL

On July 13, 2006, we completed the acquisition of 100% of the outstanding stock of privately held Orion Financement Company (“Orion Gaming”), a Netherlands-based company that designs, manufactures and sells gaming machines. The total consideration for Orion Gaming, excluding acquisition costs, was €23.6 million (or approximately U.S. $30.1 million), of which €8.6 million (U.S. $10.9 million) was for debt retirement. Orion Gaming’s stockholders received €15.0 million, comprised of €7.5 million (U.S. $9.6 million) in cash and €7.5 million (U.S. $9.6 million) of WMS common stock (366,376 shares). Orion Gaming operates as a separate subsidiary.

Pro forma financial information is not provided, as this acquisition is not material to our consolidated results. As the business valuation is not yet complete, the purchase price allocation is preliminary. As of March 31, 2007, we allocated the aggregate purchase price, including acquisition costs, of $30.7 million to: tangible assets of $13.0 million; total liabilities of $3.3 million; identifiable intangibles and goodwill of $21.0 million (included in Other assets on the Condensed Consolidated Balance Sheet). The goodwill is expected to be non-deductible for tax purposes.

5. INVENTORIES

Inventories consisted of the following:

	March 31, 2007	June 30, 2006
Raw materials and work-in-process	$58.6	$53.9
Finished goods	33.9	21.9

Total inventories	$92.5	$75.8

Legacy inventory balances included in the totals above	$9.8	$12.8

6. ROYALTIES, LICENSED TECHNOLOGIES, PATENTS, AND TRADEMARKS

At March 31, 2007 and June 30, 2006, royalties, licensed technologies, patents, and trademarks consisted of:

	March 31, 2007	June 30, 2006
Gross royalties and licensed technologies	$95.6	$82.1
Accumulated amortization	(31.3)	(27.1)

Net royalties and licensed technologies	64.3	55.0
Less: royalties and licensed technologies, short term	(9.3)	(8.5)

Royalties and licensed technologies, long term	$55.0	$46.5

Long Term
Royalties and licensed technologies	$55.0	$46.5
Patents	9.7	7.3
Trademarks	0.5	0.4

Total long term, net of accumulated amortization	$65.2	$54.2

Amortization expense for prepaid royalties and licensed technologies, which is charged to cost of product sales and cost of gaming operations, was $3.4 million and $3.2 million for the three months ended March 31, 2007 and 2006, respectively, and $9.1

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

million and $5.9 million for the nine months ended March 31, 2007 and 2006, respectively. The amounts in the above table do not include the intangible assets acquired as part of the Orion Gaming acquisition (see Note 4, “Business Acquisition and Goodwill”), which are included in other assets on the Condensed Consolidated Balance Sheet.

The estimated aggregate amortization expense for royalties and licensed technologies is as follows:

Year ending June 30,
2007	$3.3
2008	7.2
2009	9.9
2010	10.8
2011	8.2
Thereafter	24.9

Total	$64.3

The annual estimated aggregate future amortization expense presented in the table above does not reflect the significant commitments we have for future payments of royalties and licenses. See also Note 11, “Commitments, Contingencies and Indemnifications.” We recorded an immaterial amount of patent and trademark amortization in the nine months ended March 31, 2007 and 2006, since a majority of the patent asset pertains to unissued patent applications. We anticipate that amortization of a majority of the balance will begin in approximately July 2009, and will be amortized over a period of four to seventeen years.

7. CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At March 31, 2007, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% and maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

We have a multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The revolving credit agreement contains covenants that require us to maintain certain financial ratios, which could limit our ability to declare dividends or make distributions to holders of any shares of capital stock, or redeem or otherwise acquire shares of our Company. At March 31, 2007, approximately $91.0 million was available for such purposes under the most restrictive of these covenants.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

8. STOCKHOLDERS' EQUITY

Common stock repurchase program

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock over the following twelve months. On August 8, 2006, the Company’s Board of Directors increased the share repurchase authorization by $15 million, to a total of $35 million, and extended the expiration date until August 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the nine months ended March 31, 2007, we did not repurchase any shares of our common stock. As of March 31, 2007, we had $25.0 million remaining under this share repurchase authorization.

Equity Compensation Plan

On August 14, 2006, we granted 4,424 shares of restricted stock to each of our non-employee directors (for a total of 35,392 shares of restricted stock granted). The restrictions will lapse upon each respective director’s departure from the Board, provided such director gives the Board six month’s notice of such departure, unless otherwise agreed to by the remaining Board. The grant-date fair value of our stock was $25.43 per share.

On August 14, 2006, we issued 118,270 equity-based performance units to certain of our employees. The equity-based performance units contain performance goals set by the Board based on levels of total revenue and free cash flow over the period July 1, 2006 through June 30, 2009. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. Based on the current assessment of the performance goals, the Company has not recorded any expense relating to such equity-based performance units.

Total share-based payment expense for the three months ended March 31, 2007 and 2006 was $2.5 million and $2.6 million, respectively, and for the nine months ended March 31, 2007 and 2006 was $9.1 million and $9.9 million, respectively.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The balance of accumulated other comprehensive income consists of foreign currency translation adjustments. Comprehensive income was $13.1 million and $9.4 million for the three months ended March 31, 2007 and 2006, respectively, and $34.5 million and $23.6 million for the nine months ended March 31, 2007 and 2006, respectively.

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the nine months ended March 31:

	2007	2006
Schedule of Non-Cash Investing Activities:
Gaming operations machines transferred to inventory	$3.5	$3.3

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

As of March 31, 2007, we had total royalty and license commitments, advances and payments made and potential future payments as follows:

Minimum Commitments
Total royalty and license commitments	$128.0
Advances and payments made	(91.5)

Potential future payments	$36.5

As of March 31, 2007, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2007	$9.4
2008	10.4
2009	6.0
2010	5.5
2011	5.2

Total	$36.5

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2007, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 12, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of March 31, 2007, we were not aware of any obligations arising under these agreements that would require material payments.

Performance Bonds

Performance bonds outstanding of $14.7 million at March 31, 2007 related to product sales and we are liable to the issuer in the event of exercise due to non-performance.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

12. LITIGATION

On October 2, 2003, La Societe de Loteries du Quebec (“Loto-Quebec”) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (“VLC”) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we are vigorously defending ourselves against the allegations. The trial is set to begin in September 2008. We are unable to evaluate the outcome of these actions, or a reasonable estimate of the range of possible loss, if any.

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

13. SUBSEQUENT EVENTS

On May 7, 2007, the Company’s Board of Directors authorized a three for two stock split of the Company’s common stock to be effected in the form of a stock dividend. Stockholders will receive one additional share for every two shares of WMS Industries Inc. common stock owned as of the close of business on May 29, 2007. The additional shares of common stock will be issued on June 14, 2007. The financial statements presented herein do not give any effect of the stock split.

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

Product names mentioned in this Report are trademarks of WMS Gaming, Inc., except for the following licensed marks: GREEN ACRES is a trademark of Orion Pictures Corporation; MONOPOLY, is a trademark of Hasbro.; POWERBALL is a trademark of Multi-State Lottery Association.; TOP GUN is a trademark of Paramount Pictures Corporation.

OVERVIEW

We design, manufacture and market gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions world-wide. Our products consist primarily of multi-coin, multi-line video gaming machines and we were one of the original developers of such gaming machines in the U.S. market. We have also developed and sell mechanical reel-spinning gaming machines, which now account for nearly 30% of total unit sales, as well as poker games. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 90 international gaming jurisdictions.

We generate revenue in two principal ways: from product sales and from gaming operations. We generate product sales revenues from the sale of new and used gaming machines and VLTs, conversion kits (including theme and/or operating system conversions), parts, and OEM to casinos, other licensed gaming machine operators and distributors. Specifically, we derive product sales revenue from the sale of the following product lines:

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

Key Priorities

We have five key priorities for fiscal 2007: (1) continue to grow our gaming operations business with its recurring revenue stream and attractive gross profit margins; (2) extend our North American market share gains through innovative new product offerings; (3) expand globally to further diversify our revenue mix and reduce our dependence on North American revenues; (4) increase margins through operating process improvements; and, (5) continue to generate and grow sustainable, recurring cash flows.

First, revenues from gaming operations increased 13% and 17% year-over-year for the three and nine months ended March 31, 2007, respectively, even though the total participation footprint increased at a more modest rate of growth in fiscal 2007 compared to recent periods. Year-over-year, our participation footprint increased by 1,071 units, or 16%, and increased sequentially from December 31, 2006 by 242 units, or 3%. Most of the growth was derived from the market acceptance of MONOPOLY™ Big Event®, a stand-alone participation gaming machine that is our first server-based product that was introduced in late September 2006. By March 31, 2007, we had over 1,300 MONOPOLY Big Event, units installed. Our LAP installed base continued to grow year-over-year and sequentially, reflecting the continued successful roll-out of the GREEN ACRES™ gaming machines introduced in the September 2006 quarter and Life of Luxury® gaming machines in the March 2007 quarter. While the installed base of WAP gaming machines was essentially flat year-over-year, it declined 203 units sequentially from December 31, 2006.

Late in the March 2007 quarter, we launched our innovative TOP GUN™ sensory immersion gaming platform primarily as a WAP offering and, based on its positive initial reception, now believe that the June 30 fiscal year-end total installed participation footprint will approach 8,000 units. This reflects an expected increase in the installed base of WAP games in the June 2007 quarter. Furthermore, with the expected introduction in late June 2007 of MONOPOLY Super Money Grab®, our first Transmissive Reels™ product, and the expected launch in mid-fiscal 2008 of our second game in the sensory immersion series based upon the characters and game play ideas from “THE WIZARD OF OZ” movie, we expect to continue to grow our gaming operations business into fiscal 2008.

Second, we expect to achieve further North American market share gains with respect to for-sale products with the introduction of innovative new product offerings in both video and mechanical reel gaming machines. Despite the challenges from a sluggish domestic replacement cycle, we sold nearly 1,000 more units in North America in the March 2007 quarter than in the March 2006 quarter, and over 1,300 units more in the nine months ended March 31, 2007 than in the nine months ended March 31, 2006. We entered fiscal 2007 with a broad array of products and have been supplementing our portfolio throughout the year by continuing to introduce new creative products, such as our 5-reel mechanical gaming machine. During fiscal 2007, we have launched additional 5-reel mechanical products around the world, as well as new multi-line, multi-coin 3-reel mechanical games that offer low-denomination configurations. The introduction of new products and segmentation strategies, such as our G+™ video games, contributed to our success in the video category. Growth in sales to Oklahoma, which is undergoing a change from Class II gaming to compacted Class III gaming, and the initial market opening and continued build-out by operators in Florida and Pennsylvania contributed to the demand for our products. We believe we will continue to make market share gains in the North American market in fiscal 2007 and fiscal 2008 as a result of our strong portfolio of games and continued product and game innovation.

Third, we continue to expand our worldwide revenue base. International shipments totaled 1,904 and 5,168 units for the three and nine months ended March 31, 2007, and increased approximately 16% and 19% year-over-year, reflecting the positive contribution of Orion Gaming, growth in Macau with our Mandarin-based games, and growth throughout Europe, South Africa and South America. For fiscal 2007, unit volume to international markets represented 29% of total new units sold, up from 27% in the prior year, without any shipments to Russia. During fiscal 2007, we placed account executives in Macau and Buenos Aires to more closely serve our customers in these expanding markets. As a result of recent product development efforts, our game themes are now introduced simultaneously to North American and international customers and, as a result, international customers now see a much broader selection of new game themes available for their markets. Orion Gaming also offers medium-term potential for new revenue streams and we believe the keys to generating sustainable success long-term with Orion Gaming will be to utilize the development capabilities resident within our organization to enhance Orion Gaming’s game production, and to jointly utilize our existing distribution capabilities to increase revenue streams.

Our fourth priority is to improve our business processes, which we believe will create sustainable margin enhancements. In the March 2007 quarter, total gross profit increased 27% year-over-year on a corresponding 23% revenue increase, while gross profit margin on product sales reached 46% and on gaming operations reached 81% in the March 2007 quarter. For the nine months ended March 31, 2007, total gross profit increased 21% year-over-year, on a corresponding 16% revenue increase, while gross profit margin on product sales reached 45% and on gaming operations reached 79% for the nine months ended March 31, 2007. Operating margin for the nine months ended March 31, 2007 improved 160 basis points over the same period in fiscal 2006 to 12.5%, despite a 13% increase in research and development expenses and a 21% increase in selling and administrative expenses. See below for further analysis of our margins.

Our fifth priority is to generate and continue to grow sustainable cash flows. Net cash provided by operations was $23.8 million and $68.4 million for the three and nine months ended March 31, 2007, respectively. Significant investments in our business include:

•

In the March 2007 quarter, we invested $20.0 million in gaming operations machines, which reflects the rapid build-out of our Community Gaming™ participation platform through placement of additional MONOPOLY Big Event participation gaming machines.

•

We deployed capital in the March 2007 quarter for the initial placement of leased games in Oklahoma, which we do not include in our participation installed base. We began leasing standard for-sale gaming machines to our Oklahoma customers who prefer a lease option rather than outright purchase. In addition, we continue to convert our installed base of VLT machines in Delaware and Rhode Island to Bluebird® cabinets.

•	We are currently expanding our Waukegan, Illinois facility to consolidate outside warehousing and support our continued production process improvement initiatives.

•	We invested $20.9 million of net cash during fiscal 2007 to close on our acquisition of Orion Gaming and also invested $20.7 million in third party intellectual property during fiscal 2007.

We expect to use our free cash flow to continue to invest in new technologies and innovative intellectual properties, popular brands, share repurchases, and other opportunities to provide us with additional revenue streams and profits, such as Orion Gaming. Due to customers’ positive responses to TOP GUN, MONOPOLY Big Event and Life of Luxury participation products, and the resulting opportunity to grow our installed base of participation units, along with the added opportunity to lease gaming machines in Oklahoma, we revised our expected outlay in fiscal 2007 for total capital expenditures to approximately $100 million, an increase from our previous guidance.

As of May 1, 2007 we had open orders for new gaming machines and CPU-NXT® conversion kits of over 11,700 units, and a record number of open orders for over 2,500 new participation gaming machines or theme conversions.

Server-Based Gaming

We continue to believe that server-based gaming will be the next significant technology development in the gaming machine industry. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and represent a significant addition to our existing portfolio of product offerings. We received our first regulatory approval and made initial placements of our first server-based product, MONOPOLY Big Event, at the end of the September 2006 quarter. During the June 2007 quarter, we expect to provide regulators with the next phase in the progression of server-based technology and expect this phase to enter field trials this summer. Once this phase is underway, we will then progress with the next set of server-based features and functionality, which we expect will be placed with regulators later in the fall of calendar 2007. We then expect to take the various features and functionality that have been tested, combine them with proprietary game play technology still in development, and introduce the full commercial version of WAGE-NET™ by the end of calendar 2008.

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

See also Note 4, “Business Acquisition and Goodwill” to our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Form 10-K for the fiscal year ended June 30, 2006. We have not made any changes relating to the application of these policies in the nine months ended March 31, 2007. We have discussed the development, selection and disclosure of our critical accounting policies and estimation with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in the winter and spring and slowest in the summer months, while gaming operations revenue are generally strongest in the summer and fall. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Three Months Ended March 31,		Increase (Decrease)		Percent Increase (Decrease)
	2007	2006
Product Sales Revenues
New unit sales revenues	$80.2	$62.0	$18.2		29.4%
Parts, used games, conversions and OEM revenues	13.7	11.0	2.7		24.5

Total product sales revenues	$93.9	$73.0	$20.9		28.6

New units sold	6,417	5,165	1,252		24.2
Average sales price per new unit	$12,506	$11,998	$508		4.2
Gross profit on product sales revenues(1)	$43.0	$31.4	$11.6		36.9
Gross margin on product sales revenues(1)	45.8%	43.0%	280	bp	6.5

Gaming Operations Revenues
Participation revenue	$37.0	$32.5	$4.5		13.8
Other gaming operations revenue	5.7	5.2	0.5		9.6

Total gaming operations revenues	$42.7	$37.7	$5.0		13.3

Installed WAP games at period end	1,282	1,279	3		0.2
Installed LAP games at period end	2,139	1,230	909		73.9
Installed stand-alone games at period end	4,234	4,075	159		3.9

Total installed participation base at period end	7,655	6,584	1,071		16.3

Average participation installed base	7,359	6,388	971		15.2
Average revenue per day per participation machine	$55.81	$56.59	$(0.78)		(1.4)

Installed casino-owned daily fee games at period end	700	776	(76)		(9.8)
Average casino-owned daily fee games installed base	720	817	(97)		(11.9)

Gross profit on gaming operations revenue(1)	$34.7	$29.6	$5.1		17.2
Gross margin on gaming operations revenue(1)	81.3%	78.5%	280	bp	3.6

Total revenues	$136.6	$110.7	$25.9		23.4
Total gross profit(1)	$77.7	$61.0	$16.7		27.4
Total gross margin(1)	56.9%	55.1%	180	bp	3.3

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for the March 2007 quarter increased 23.4%, or $25.9 million, over the March 2006 quarter, reflecting:

•	An $18.2 million, or 29.4%, increase in new unit sales revenue as a result of:

¡

A 1,252 increase in new units sold. North American new units sold increased 28.1% in the March 2007 quarter over the March 2006 quarter, reflecting the introduction of new products and segmentation strategies, such as our G+ video games, growth in sales to Oklahoma customers and additional build-out by operators in Florida and Pennsylvania, partially offset by the sluggish North American replacement market. International new units sold increased 15.9% over the prior year, reflecting the positive contribution of Orion Gaming, growth in Macau with our Mandarin-based games, and continued growth throughout Europe, South Africa and South America. Sales of mechanical reel products reached 1,974 units, or 31% of total new units sold.

¡

A 4.2% increase in the average selling price of new gaming units. The increase in the average selling price is primarily due to an increase in list prices and higher sales of premium priced products, partially offset by the impact of lower-priced gaming machines sold by Orion Gaming.

•	A $2.7 million increase in other product sales, as higher conversion revenues were partially offset by lower revenues from used and OEM gaming machines.

¡	We earned revenue on more than 2,100 conversion kits in the March 2007 quarter, compared to approximately 1,400 conversion kits in the March 2006 quarter.

¡	We sold nearly 2,300 used gaming machines at lower prices in the March 2007 quarter, compared to over 2,000 used gaming machines in the March 2006 quarter.

•	A 13.2% growth in total gaming operations revenues due primarily to:

¡

A 15.2% increase in the average installed base of participation gaming machines. The average installed base increase was driven by our newer products, such as MONOPOLY Big Event stand-alone gaming machines, GREEN ACRES and Life of Luxury LAP gaming machines, partially offset by a decline in other stand-alone gaming machines.

¡

Overall average revenues per day decreased by 1.4%, reflecting a higher percentage of lower revenue per day stand-alone and LAP gaming machines in the installed base during the March 31, 2007 quarter than in the March 31, 2006 quarter.

Total gross profit, as used herein excluding depreciation expense, increased 27.4%, or $16.7 million, to $77.7 million for the March 2007 quarter from $61.0 million for the March 2006 quarter. This improvement reflects:

•

Gross margin on product sales revenues of 45.8% for the March 2007 quarter, compared to 43.0% for the March 2006 quarter. Gross margin for the March 2007 quarter reflects operating leverage from higher volume, continued process improvements, a favorable mix of premium-priced products and greater sales of higher-margin conversion kits, partially offset by the impact from selling lower-priced Orion Gaming machines and lower margins on used game sales in the March 2007 quarter.

•

Gross margin on gaming operations was 81.3% in the March 2007 quarter, compared to 78.5% for the March 2006 quarter, reflecting the favorable WAP jackpot experience and the mix of the installed base. At March 31, 2007, there were a larger number of higher-margin WMS branded themes and a lower percentage of lower-margin WAP units in the installed base than a year ago.

•

Overall gross margin was impacted due to higher margin gaming operations revenues representing only 31% of total revenues in the March 2007 quarter compared to 34% of total revenues in the March 2006 quarter.

We expect continued improvements in our gross profit margin, resulting from the mix of revenues, the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools, and the benefits from ongoing leveling of the production schedule throughout each quarter.

Sequential Analysis

Total March 2007 product sales was essentially flat compared to the December 2006 quarter, while gaming operations revenues and average revenue per day per participation machine were up slightly from the December 2006 quarter. The March 2007 quarter average selling price of $12,506 increased by 4% from the December 2006 quarter, reflecting list price increases effective January 1, 2007 and product mix. We expect that revenue per day per participation machine will begin to increase again in the June 2007 quarter, resulting from the introduction of our TOP GUN WAP gaming machine, and continue in fiscal 2008 with the launch of MONOPOLY Super Money Grab, our first Transmissive Reels product, which will be added to our MONOPOLY Money™ WAP link.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended March 31,				Increase
	2007		2006
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$14.6	10.7%	$12.5	11.3%	$2.1	16.8%
Selling and administrative	28.0	20.5	22.5	20.3	5.5	24.4
Depreciation and amortization	15.3	11.2	13.5	12.2	1.8	13.3

Total operating expenses	$57.9	42.4%	$48.5	43.8%	$9.4	19.4%

Research and development expenses increased $2.1 million to $14.6 million for the March 2007 quarter, compared to $12.5 million in the prior year period. The year-over-year increase reflects the inclusion of Orion Gaming since the mid-July 2006 acquisition, as well as the previously anticipated higher spending for recent staffing additions related to the Company’s increased product development initiatives and for technology-based tools that will accelerate the product development cycle.

Selling and administrative expenses increased $5.5 million to $28.0 million in the March 2007 quarter compared to $22.5 million in the March 2006 quarter. The March 2007 quarter includes the selling and administrative expenses of Orion Gaming, higher payroll-related costs associated with headcount increases during the past twelve months and increased marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives.

Depreciation and amortization increased $1.8 million, or 13%, to $15.3 million in the March 2007 quarter compared to $13.5 million in the March 2006 quarter. This reflects the 16% increase in the installed base of participation games. The increase also reflects depreciation and amortization related to Orion Gaming’s operations and preliminary purchase accounting for this acquisition. We invested $20.0 million in gaming operations machines, top boxes and related equipment during the March 2007 quarter, $18.3 million during the December 2006 quarter, $14.0 million during the September 2006 quarter, $68.7 million during fiscal 2006, and $63.9 million during fiscal 2005.

Overall, with higher revenues and improved gross margins, we expect continued expansion in our operating margin in fiscal 2007 and 2008, even with the additional spending on research and development and selling and administrative initiatives, and additional depreciation and amortization as a result of investments in our gaming operations installed base.

Income Taxes

The estimated effective tax rate for the March 2007 quarter was 34%, compared to 25% for the March 2006 quarter. The March 2007 quarter effective tax rate reflects the domestic manufacturing deduction and the research and development tax credit. The increase in the effective tax rate in March 2007 over March 2006 is primarily attributable to the lapsing of the extraterritorial income credit at December 31, 2006, a tax benefit adjustment in the March 2006 quarter for higher than anticipated research and development credits, and higher pre-tax income in 2007 without a comparable increase in tax credits.

Earnings Per Share

Diluted earnings per share increased to $0.34 for the March 2007 quarter from $0.26 for the March 2006 quarter. The increase in earnings per share attributable to increased net income in the March 2007 quarter was partially offset by a higher diluted share count, resulting from the issuance of common shares and an increase in the dilutive effect of stock options. The increase in WMS’ common stock market price during fiscal 2007 drove the increase in the dilutive effect of stock options.

Nine Months Ended March 31, 2007 Compared to Nine Months Ended March 31, 2006

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Nine Months Ended March 31,		Increase (Decrease)		Percent Increase (Decrease)
	2007	2006
Product Sales Revenues
New unit sales revenues	$221.0	$185.3	$35.7		19.3%
Parts, used games, conversions and OEM revenues	35.3	36.0	(0.7)		(1.9)

Total product sales revenues	$256.3	$221.3	$35.0		15.8

New units sold	18,058	15,903	2,155		13.6
Average sales price per new unit	$12,243	$11,642	$601		5.2
Gross profit on product sales revenues(1)	$114.3	$94.1	$20.2		21.5
Gross margin on product sales revenues(1)	44.6%	42.5%	210	bp	4.9

Gaming Operations Revenues
Participation revenue	$111.2	$93.8	$17.4		18.6
Other gaming operations revenue	14.3	13.4	0.9		6.7

Total gaming operations revenues	$125.5	$107.2	$18.3		17.1

Installed WAP games at period end	1,282	1,279	3		0.2
Installed LAP games at period end	2,139	1,230	909		73.9
Installed stand-alone games at period end	4,234	4,075	159		3.9

Total installed participation base at period end	7,655	6,584	1,071		16.3

Average participation installed base	7,159	6,149	1,010		16.4
Average revenue per day per participation machine	$56.65	$55.70	$0.95		1.7

Installed casino-owned daily fee games at period end	700	776	(76)		(9.8)
Average casino-owned daily fee games installed base	733	769	(36)		(4.7)

Gross profit on gaming operations revenue(1)	$99.5	$82.6	$16.9		20.5
Gross margin on gaming operations revenue(1)	79.3%	77.1%	220	bp	2.9

Total revenues	$381.8	$328.5	$53.3		16.2
Total gross profit(1)	$213.8	$176.7	$37.1		21.0
Total gross margin(1)	56.0%	53.8%	220	bp	4.1%

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for the March 2007 nine month period increased 16.2%, or $53.3 million, over the March 2006 nine month period, reflecting:

•	A $35.7 million increase in new unit sales revenue as a result of:

¡

A 13.6% increase in new units sold. North American new units sold increased 11.4%, reflecting the introduction of new products and segmentation strategies, such as our G+ video games, the initial and ongoing shipments into the new Pennsylvania and Broward County, Florida markets, steady demand from Native American tribal operators, particularly in Oklahoma, and the launch of several new products, partially offset by the sluggish North American replacement market. International new units sold increased 19.3% over the prior year, reflecting the positive contribution of Orion Gaming, growth in Macau with our Mandarin-based games, and continued growth throughout Europe, South Africa and South America. Demand for our mechanical reel products continues to increase and year-to-date accounts for 27% of new unit sales.

¡

A 5.2% year-over-year increase in average selling price. The increase in average selling price is primarily due to an increase in list prices and higher sales of premium priced products, partially offset by the impact of lower-priced gaming machines sold by Orion Gaming.

•

A $0.7 million decrease in other product sales, as an increase in conversion revenues, revenues from the sale of used gaming machines and parts were more than offset by a reduction in OEM revenues and the fact that fiscal 2006 benefited from $1.8 million of revenue from an earn-out provision under a lottery contract.

¡

We sold over 5,600 used gaming machines in the March 2007 nine month period with a greater percentage being higher priced refurbished units, compared to over 6,600 used gaming machines in the March 2006 nine month period.

¡	We earned revenue on over 4,000 conversion kits in the March 2007 nine month period, compared to approximately 2,300 conversion kits in the March 2006 nine month period.

•	A 17.1% growth in total gaming operations revenues due to:

¡

A 16.4% increase in the average installed base of participation gaming machines, driven by our newer products, such as MONOPOLY Big Event stand-alone gaming machines, GREEN ACRES and Life of Luxury LAP gaming machines, placements of Jackpot Party Progressive™ LAP gaming machines, as well as the continued success of our POWERBALL® WAP gaming machines, partially offset by declines in our other stand-alone participation games.

¡

Overall average revenues per day were essentially flat, reflecting a higher percentage of lower revenue per day stand-alone and LAP gaming machines in the installed base during the nine months ended March 31, 2007 than during the nine months ended March 31, 2006.

Total gross profit, as used herein excluding depreciation expense, increased 21.0%, or $37.1 million, to $213.8 million for the March 2007 nine month period from $176.7 million for the March 2006 nine month period. This improvement reflects:

•

Gross margin on product sales revenues was 44.6% for the March 2007 nine month period compared to 42.5% for the March 2006 nine month period. Gross margin for the March 2007 period reflects operating leverage from higher volume, continued process improvements, a favorable mix of premium-priced products and greater sales of higher-margin conversion kits, partially offset by the impact from selling lower-priced Orion Gaming machines. Furthermore, in the March 2007 nine month period, refurbished units that sell at a higher price point and generate higher gross profit were a greater percent of total used game sales than in the March 2006 nine month period.

•

Gross margin on gaming operations was 79.3% in the March 2007 nine month period, compared to 77.1% for the March 2006 nine month period, primarily due to favorable WAP jackpot experience, a larger number of higher-margin WMS branded themes and a lower percentage of lower-margin WAP units in the installed base at March 31, 2007 than a year ago, partially offset by the introduction of our MONOPOLY Big Event game in the March 2007 quarter.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Nine Months Ended March 31,				Increase
	2007		2006
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$41.2	10.8%	$36.3	11.1%	$4.9	13.5%
Selling and administrative	78.2	20.5	64.7	19.7	13.5	20.9
Depreciation and amortization	46.5	12.2	40.0	12.2	6.5	16.3

Total operating expenses	$165.9	43.5%	$141.0	43.0%	$24.9	17.7%

Research and development expenses increased $4.9 million to $41.2 million for the March 2007 nine month period, compared to $36.3 million in the prior year period. The year-over-year increase reflects the inclusion of Orion Gaming since the mid-July 2006 acquisition, as well as the previously anticipated higher spending for recent staffing additions related to our increased product development initiatives and for technology-based tools that will accelerate the product development cycle.

Selling and administrative expenses, inclusive of $1.4 million of management separation costs incurred during the September 2006 quarter, increased $13.5 million to $78.2 million in the March 2007 nine month period compared to $64.7 million in the March 2006 nine month period. In addition, the March 2007 nine month period includes the selling and administrative expenses of Orion

Gaming incurred since the mid-July 2006 acquisition, higher payroll-related costs associated with headcount increases during the past twelve months, greater trade convention costs and increased higher marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives.

Depreciation and amortization increased $6.5 million to $46.5 million in the March 2007 nine month period compared to $40.0 million in the March 2006 nine month period. This reflects the steady increase in the installed base of participation games throughout fiscal 2006 and 2007. The increase also reflects depreciation and amortization related to Orion Gaming’s operations and preliminary purchase accounting for the acquisition. We invested $52.3 million in gaming operations machines, top boxes and related equipment during the March 2007 nine month period, $68.7 million during fiscal 2006, and $63.9 million during fiscal 2005.

Income Taxes

The estimated effective tax rate for the March 2007 nine month period was 30.5%, compared to 32.0% for the March 2006 nine month period. The March 2007 nine month period effective tax rate reflects utilization of the export sales deduction, which expired in December 2006, as well as the domestic manufacturing deduction and the effect of the retroactive reinstatement of the research and development tax credit legislation back to January 1, 2006. Since the research and development tax credit legislation was reinstated in December 2006, retroactive to January 1, 2006, the effective tax rate includes the credit earned for the period January 1, 2006 through June 30, 2006, which aggregated $0.02 per diluted share, in addition to the tax credit earned during the nine month period ended March 31, 2007. We expect our annual effective tax rate for fiscal 2007 to be in the range from 31% to 32%.

Earnings Per Share

Diluted earnings per share increased to $0.86 for the March 2007 nine month period, from $0.66 for the March 2006 nine month period. The March 2007 nine month period diluted earnings per share includes a $1.0 million after tax, or $0.02 per diluted share, impact for separation charges associated with management separation costs during the period and a $0.02 per diluted share benefit related to the six months ended June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation. The increase in earnings per share attributable to increased net income in fiscal 2007 was partially offset by a higher diluted share count, resulting from the issuance of common shares and an increase in the dilutive effect of stock options. The increase in WMS’ common stock market price during fiscal 2007 drove the increase in the dilutive effect of stock options.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Existing cash and cash equivalents;

•	Cash flows from operations; and

•	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions of dollars):

	March 31, 2007	June 30, 2006	Increase (Decrease)
Total cash and cash equivalents(1)	$32.4	$52.7	$(20.3)
Total current assets(A)	336.3	308.2	28.1
Total assets	627.4	526.4	101.0
Total current liabilities(B)	92.9	74.0	18.9
Long-term debt	115.0	115.0	—
Stockholders’ equity	405.9	325.6	80.3
Net working capital (A) – (B)	243.4	234.2	9.2

(1)	Includes restricted cash of $14.6 million and $13.6 million as of March 31, 2007 and June 30, 2006, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $9.2 million from June 30, 2006, and was affected by the following components:

•	An increase in total current receivables of $28.2 million to $173.8 million compared to June 30, 2006, as a result of the strong revenue growth during the period;

•

An increase in inventories of $16.7 million over June 30, 2006, principally due to an increase in both Bluebird raw material supplies and finished goods to support the April 2007 roll-out of TOP GUN units and the fulfillment of VLT placements for a state lottery, inventory from Orion Gaming and the fact we are producing more mechanical reel games than in prior periods, partially offset by a $3.0 million net reduction in legacy product inventories during fiscal 2007;

•	A decrease in cash and cash equivalents of $20.3 million, due primarily to $20.9 million of net cash related to the acquisition of Orion Gaming on July 13, 2006; as well as,

•

A $10.6 million increase in accounts payable due to the increase of inventories and the timing of payments to vendors, a $3.9 million increase in taxes payable due to increased pre-tax income, and a $2.2 million increase in jackpot liabilities related to the introduction of new links and the timing of jackpot awards.

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

We believe that total cash and cash equivalents of $32.4 million at March 31, 2007, inclusive of $14.6 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations machines, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the next year. In fiscal 2007 and 2008, we expect cash flow from operations to continue to increase as we grow market share in our new product lines: mechanical reel, poker, and wide-area and local-area progressive systems. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, although we may utilize our revolving credit facility from time-to-time in order to meet short-term cash needs; however, we will assess market opportunities as they arise.

Convertible Subordinated Notes

At March 31, 2007, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 5.8 million shares of our common stock at a conversion price of $19.78 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $19.78 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement contains covenants that require us to maintain certain financial ratios, which could limit our ability to declare dividends or make distributions to holders of any shares of capital stock, or redeem or otherwise acquire shares of our Company. At March 31, 2007, approximately $91.0 million was available for such purposes under the most restrictive of these covenants.

During the nine months ended March 31, 2007, we borrowed $5.0 million against our revolving credit facility at three different times to ensure our short-term cash needs would be met, given our $20.9 million net cash expenditure for the acquisition of Orion Gaming earlier in the period and our investments and advancements in royalties, licensed technologies, patents, and trademarks. We subsequently repaid each of the three $5.0 million loans, plus accrued interest, at various times prior to March 31, 2007.

Common Stock Repurchase Program

On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of the WMS’ common stock over the following twelve months. On August 8, 2006, the Board of Directors increased the share repurchase authorization by $15 million, to a total of $35 million, and extended the expiration date until August 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the nine months ended March 31, 2007, we did not repurchase any shares of our common stock. As of March 31, 2007, we had $25.0 million remaining under this share repurchase authorization.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions of dollars):

	Nine Months Ended March 31,		Change
	2007	2006
Net cash provided by (used in):
Operating activities	$68.4	$72.8	$(4.4)
Investing activities	(118.1)	(56.6)	(61.5)
Financing activities	26.8	(2.0)	28.8
Effect of exchange rates on cash and cash equivalents	1.6	0.3	1.3

Net (decrease) increase in cash and cash equivalents	$(21.3)	$14.5	$(35.8)

Operating activities: The $4.4 million decrease in cash provided by operating activities in the March 2007 nine month period compared to the March 2006 nine month period resulted from several factors, including:

•

A positive impact from the $8.9 million increase in net income and a $6.5 million increase in depreciation and amortization (the depreciation and amortization line item includes depreciation on property, plant and equipment as well as depreciation of gaming operations machines, while amortization includes the amortization of intangible assets acquired in business acquisitions) more than offset by;

•

A negative impact from a $7.0 million decrease from the effect of deferred income taxes, as we decreased deferred income taxes upon utilization of net operating loss carryforwards and research and development credits during fiscal 2006, while in fiscal 2007 deferred income taxes are increasing primarily due to book depreciation exceeding tax depreciation on gaming operations machines and accounting for stock option expense; and

•

A negative impact from the $13.7 million net increase in changes in operating assets and liabilities, as the March 2007 quarter increase in inventory (as explained above) combined with the increase in total current receivables was only partially offset by an increase in accounts payable and other liabilities.

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

Investing Activities: The $61.5 million increase in cash used by investing activities in the March 2007 nine month period compared to the March 2006 nine month period was primarily due to:

•

The acquisition on July 13, 2006 of 100% of the outstanding stock of privately-held Orion Gaming. The acquisition resulted in a net use of cash of $20.9 million, including debt retirement, cash consideration paid and acquisition costs, net of cash acquired.

•	A $9.9 million increase in the amount invested in gaming operations machines, top boxes and related equipment during the March 2007 nine month period to $52.3 million.

•

A $13.0 million increase in the amount invested in property, plant and equipment during the March 2007 nine month period to $24.2 million, due primarily to the expansion of our Waukegan, Illinois facility to consolidate outside warehousing and support our continued production process improvement initiatives, as well as investments in internal and purchased software.

•

An $11.6 million increase in investment and advances in royalties, licensed technologies, patents, and trademarks as the Company increased its efforts to acquire innovative and creative technologies and intellectual property.

•	Net cash of $6.1 million was provided from the redemption of short-term investments for the March 2006 nine month period, with no redemptions of such investments in the March 2007 nine month period.

Financing Activities: The $28.8 million increase in cash provided by financing activities was primarily due to:

•

The receipt of $20.5 million and $2.7 million from the exercise of stock options in the March 2007 and 2006 nine month periods, respectively, along with the related tax benefit of $6.3 million and $0.6 million, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

•	A $5.3 million repurchase of the Company’s stock during the nine months ended March 31, 2006, with no similar purchases during fiscal 2007.

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

Our obligations under these arrangements, under our convertible subordinated notes and other contractual obligations at March 31, 2007, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$26.7	$3.7	$6.3	$5.7	$11.0
Royalty payments, excluding contingent payments	36.5	9.4	16.4	10.7	—
Non-cancelable raw material purchase orders	8.6	8.6	—	—	—
Convertible subordinated notes	115.0	—	—	115.0	—
Performance bonds	14.7	14.7	—	—	—
Other, including guaranteed minimums in employment agreements	14.5	11.3	1.6	0.4	1.2

Total	$216.0	$47.7	$24.3	$131.8	$12.2

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2007, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 12, “Litigation,” to our Condensed Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of March 31, 2007, we were not aware of any obligations arising under these agreements that would require material payments.

Refer also to Note 11, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements.

SUBSEQUENT EVENTS

On May 7, 2007, the Company’s Board of Directors authorized a three for two stock split of the Company’s common stock to be effected in the form of a stock dividend. Stockholders will receive one additional share for every two shares of WMS Industries Inc. common stock owned as of the close of business on May 29, 2007. The additional shares of common stock will be issued on June 14, 2007. The financial statements presented herein do not give any effect of the stock split.

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

Factors which could cause our actual results to differ from expectations include:

•	delay or refusal by regulators to approve our new products, gaming platforms, cabinet designs, game themes and related hardware and software,

•	a failure to obtain and maintain necessary gaming licenses and regulatory approvals,

•	an inability to introduce in a timely manner new games and gaming machines that achieve and maintain market acceptance,

•	a decrease in the desire of casino customers to upgrade gaming machines or allot floor space to leased or participation games, resulting in reduced demand for our products,

•	cancellation or modification by customers of unit or participation orders in our backlog,

•	a software anomaly or fraudulent manipulation of our gaming machines and software,

•	a failure to obtain the right to use, a lapse of a right to use, or an inability to adapt to rapid development of new technologies, and

•	an infringement claim seeking to restrict our use of material technologies.

These factors and other factors that could cause actual results to differ from expectations are more fully described under Item 1A, “Risk Factors” to our Form 10-K for the fiscal year ended June 30, 2006, and our more recent reports filed with the Securities and Exchange Commission (the “Commission”).

You are advised to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports filed with the Commission.

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

Equity Price Risk

As of March 31, 2007, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $228.1 million. Using a discounted cash flow model and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $1.7 million, but would have no effect on our cash flows or future results of operations. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

Foreign Currency Risk

During the nine months ended March 31, 2007, we completed the acquisition of 100% of the outstanding stock of privately-held Orion Gaming, whose functional currency is the Euro. Given that the acquisition of Orion Gaming is not material to our consolidated results, there were no material changes in our foreign currency risk since June 30, 2006.

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

The trial date for the claim of La Societe de Loteries du Quebec (“Loto-Quebec”) filed against us in the Superior Court of the Province of Quebec, Quebec City District and in the underlying class action lawsuit filed against Loto-Quebec has been rescheduled to commence in September 2008. For a description of this proceeding, please see Note 12, “Litigation,” to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10Q and the description under “Item 3 – Legal Proceedings” included in our Annual Report on Form 10-K for the year ended June 30, 2006.

ITEM 1A.	RISK FACTORS

WMS is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Business – Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2006 and below.

During the quarter ended March 31, 2007, we added one risk factor to those reported in our Annual Report on Form 10-K for the year ended June 30, 2006 as follows:

Unit or participation orders in our backlog are subject to cancellation or modification by our customers, which could impact our revenue and profit margin:

Changes to the size and timing, or the cancellation of significant orders may impact our revenue. Additionally, modifications of the product configuration and mix represented by orders in our backlog could also impact our revenue and profit margin. Deferrals of customer orders in anticipation of new products or product enhancements may delay expected revenue. We operate with a backlog as our devices are built to customer specifications. Changes to the configurations or delays in the manufacture of the products contained in that backlog can impact production scheduling, installation services, inventory and costs of production.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s purchases of its common shares for the third quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
January 1, 2007 – January 31, 2007	—	—	—	$24,970,192
February 1, 2007 – February 28, 2007	—	—	—	$24,970,192
March 1, 2007 – March 31, 2007	—	—	—	$24,970,192
Total	—	—	—	$24,970,192

(1)	On November 3, 2005, our Board of Directors authorized the repurchase of up to $20 million of our common stock over the following twelve months. On August 8, 2006, our Board of Directors approved an expansion and extension of the existing share repurchase authorization. The share repurchase authorization was increased by $15 million to a total of $35 million and the expiration date was extended until August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed March 25, 1998 (“the Form 8-A”).

3.4	By-Laws of WMS, as amended and restated through March 10, 2004, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

4.1	Rights Agreement dated as of March 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: May 9, 2007	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Authorized Officer and
Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: May 9, 2007	By:	/s/ John P. McNicholas Jr.
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