Form 10-K
period 2007-06-30
WMS INDUSTRIES INC /DE/
filed 2007-08-29
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

Large accelerated filer ☒                Accelerated filer ☐                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the shares of common stock held by non-affiliates of the registrant, computed by reference to the closing sales price of the common stock on December 29, 2006, was $1,132,607,814. Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant. On August 21, 2007, the number of shares of common stock outstanding was 50,069,832 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement to be filed on or about October 25, 2007, with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.

CAUTIONARY NOTE

This Report contains forward-looking statements concerning our future business performance, strategy, outlook, plans, liquidity, pending regulatory matters and outcomes of contingencies including legal proceedings, among others. Forward-looking statements may be typically identified by such words as “may,” “will,” “should,” “expect,” “anticipate,” “seek,” “believe,” “estimate,” “plan” and “intend,” among others. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements are guaranteed. Factors that could cause our actual results to differ from our expectations include the risk factors set forth under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other items in this Report. Forward-looking statements express the expectations only as of the date of this Report.

PART I

ITEM 1. BUSINESS

General

WMS Industries Inc. (“WMS” or the “Company”) is a global provider of gaming products to the legalized gaming industry. We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”). We either sell our products outright or place and lease gaming machines and VLTs to approved customers in legal gaming venues. We also derive revenue from the sale of spare parts, conversion kits, amusement-with-prize (“AWP”) gaming machines and from licensing our gaming themes (“games”) and other intellectual property to third parties. We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics, digital sound and engaging games, and most incorporate secondary bonus rounds. Certain games contain licensed, well-recognized brands such as MONOPOLY™, POWERBALL® and TOP GUN™. In designing our games and gaming machines, our designers, engineers, artists and development personnel build upon our over 60 years of experience in designing and developing novel and entertaining products from jukeboxes and pinball games to video and arcade games and, now, gaming machines for the gaming industry.

As of June 30, 2007, our primary manufacturing facility was located in the United States, with development or distribution offices in the United States, Argentina, Australia, China, Italy, South Africa, Spain, the United Kingdom and, with our acquisition of Orion Financement Company (“Orion Gaming”) in early fiscal 2007, we have a manufacturing, development and distribution office in the Netherlands (see “Acquisitions” below). In addition, we recently added a development and distribution office in Austria with the acquisition of Systems in Progress GmbH (see “Recent Developments” below). We conduct our business through our subsidiaries, including WMS Gaming Inc. (“WMS Gaming”) and Orion Gaming, which market our products under the WMS Gaming trademark and the Orion Gaming trademark. Our fiscal year begins on July 1 and ends on June 30.

We have only one business segment. Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenue and cost of revenues information included in the Consolidated Statements of Income and cost of gaming operations equipment and related accumulated depreciation included in the Consolidated Balance Sheets). For information about our revenues, net income, assets, liabilities, stockholders equity and cash flows, see our Consolidated Financial Statements included in this Report and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. WMS succeeded to the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors and entered the gaming machine market beginning in the 1990’s. Our principal executive offices are located at 800 South Northpoint Blvd., Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our Internet website address is www.wms.com. Through our Internet website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the information has been filed with or furnished to the SEC. We will also provide electronic or paper copies of these reports free of charge upon request to our principal office, Attention: Investor Relations. Information contained on our website is not part of this Report. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Company and Product Overview

WMS designs, manufactures and markets gaming machines and VLTs for customers in legalized gaming jurisdictions worldwide. Our products consist of innovative and differentiated video gaming machines, mechanical reel gaming machines and VLTs. We were one of the original developers and pioneers of video gaming machines in the U.S. market. We strive to develop highly entertaining games that incorporate engaging game play, themes, exciting winning combinations, advanced graphics, and digital music and sound effects.

Our games typically integrate secondary bonus rounds as additions to the primary game to create a game-within-a-game for more exciting and interactive play. If players attain certain winning combinations on the primary game, they move on to play a secondary game for a chance at additional bonuses without additional wagering. The player can win in both the primary game and the secondary game. In our secondary bonus games, the player has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters to obtain or reveal the bonus. Amusing, entertaining and familiar graphics and musical themes add to the player appeal of our games.

We generate revenue in two principal ways. First, we generate product sales revenues from the sale of new and used gaming machines and VLTs, conversion kits for existing gaming machines (including game and/or operating system conversions), parts, amusement-with-prize gaming machines and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators. Second, we earn gaming operations revenues from leasing gaming machines and VLTs to casinos and other licensed gaming machine operators in legal gaming jurisdictions and we earn royalties from third parties, who maintain license agreements with us to use our game content and other intellectual property.

Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, and we are authorized to conduct business in 117 international gaming jurisdictions. Revenue information for the past three years includes (in millions):

	2007	2006	2005
Revenues:
Product sales	$366.3	$302.5	$278.6
Gaming operations	173.5	148.7	109.8

Total revenues	$539.8	$451.2	$388.4

Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements and Notes thereto included elsewhere in this Report for further information.

Product Sales

We offer the following products for sale:

➢

Video gaming machines. Our video gaming machines are primarily multi-line, multi-coin units that combine advanced graphics, digital music and sound effects, and secondary bonus games. In many of our products, the primary game features a video screen that simulates traditional mechanical reel action. In addition, WMS has developed games that have innovative variations on the movement and play action of the screen symbols, such as our Cascading Reels™ effect. In the bonus round, the video screen can display a variety of amusing, interactive themed content. Depending on the game, the player can wager up to 900 coins per play. WMS has a strong player following in this product segment since the successful introduction of our Reel ‘em In® game in 1997. We introduced 28 new WMS-branded video games for sale during fiscal 2007, compared to 21 new games in fiscal 2006. We presently have 81 WMS-branded games approved for our video product line. With the introduction of new games and the significant expansion of our video game line since 1997, we undertook a new strategy in fiscal 2007 that focuses on segmenting our video games into three categories: G+®, Classic and Innovation. Each product category has its own distinguishable player interface and game play features that communicate the game play experiences that each video game offers:

➢	G+ is a streamlined series of free-spin based games that have higher volatility of winning combinations and are designed to celebrate the win.

➢	Our Classic games are designed to be more interactive with the player by emphasizing thematic, second screen bonus rounds.

➢	Innovation games currently feature Cascading Reels and Wrap Around Pays™ which offer the player a different and unique experience on a traditional video gaming machine.

➢

Mechanical reel gaming machines. Our product line of mechanical reel gaming machines, first introduced in fiscal 2005, was significantly expanded in fiscal 2006 and fiscal 2007 with the introduction of a series of five-reel and three-reel, multi-line, multi-coin gaming machines that are powered by the same CPU-NXT® operating system as our video gaming machines. Our mechanical reel products feature state-of-the-art lighting and sound elements that make our gaming machines stand out on a casino floor. We presently have 89 WMS-branded games approved for our mechanical reel product line, including our Hot Hot Super Jackpot™ game introduced in fiscal 2006, which included the first bonus bet additional side bet feature on a five-reel mechanical gaming machine in the market. We introduced 21 new WMS-branded mechanical reel games for sale during fiscal 2007, compared to 36 new WMS-branded games in fiscal 2006.

➢

Video poker gaming machines. Our video poker product line currently includes 3 WAY-ACTION®, Reel ’em In Poker™ and a WORLD SERIES OF POKER™ game, launched in fiscal 2006, that strives to leverage the WORLD SERIES OF POKER brand name and includes a bonus feature in one game where players participate in the final table of the WORLD SERIES OF POKER event. We commercialized this game as a casino-owned daily fee game, in which the casino purchases the base hardware and leases the top box and game for a lower daily lease amount than if they leased the entire gaming machine.

➢

Parts sales, conversion kits, AWP, OEM and used gaming machines. We sell replacement parts and game conversion kits for our legacy, Bluebird® and Orion gaming machines. We also sell CPU-NXT conversion kits, which enable casinos to upgrade legacy WMS gaming machines to obtain all the features and functionality of the CPU-NXT operating system for a lesser price compared to the purchase of a new Bluebird cabinet. In addition, we sell used gaming machines that are acquired on a trade-in basis or that were previously placed on a participation basis. We expect that our revenues from these sources will increase in the future as our installed base of sold gaming machines continues to grow. Lastly, we sell AWP products in certain international markets, a game line that was acquired with the Orion Gaming acquisition, and we manufacture and sell gaming equipment in legacy, Bluebird and Orion Gaming’s Twinstar™ cabinets in limited cases under OEM agreements to certain third parties.

A summary distribution of unit sales by major category is as follows:

	Year Ended June 30,
	2007	2006	2005
Video gaming machines	47.7%	49.4%	61.9%
Mechanical reel gaming machines	16.4	8.0	4.7
Video poker gaming machines	0.3	0.9	0.2
Other product sales
Conversions	15.5	16.5	19.1
Used gaming machines	16.9	22.5	7.1
Other	3.2	2.7	7.0

Total	100.0%	100.0%	100.0%

Gaming Operations

Our gaming operations business includes the following:

➢

Participation games. WMS-owned gaming machines that we lease based upon any of the following rental calculation methods are referred to as participation games: (1) a percentage of the daily net win of the gaming machine, (2) a fixed daily fee for the gaming machine, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. We are able to place these gaming machines on a participation basis because of the popularity of the brand name utilized in the game and the superior financial performance of the game, as participation games typically generate higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell. We have three categories of participation games:

➢

Wide-Area Progressive (“WAP”) participation games. A WAP system electronically links gaming machines that are located across multiple casinos within a gaming jurisdiction, or across Native American gaming jurisdictions. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a stand-alone gaming machine. Our WAP games include titles under the MONOPOLY brand, CLINT EASTWOOD®-based games, the POWERBALL brand, and since March 2007, the TOP GUN brand. Net win per gaming machine on WAP systems is generally higher than on local-area progressive (“LAP”) and non-linked stand-alone gaming machines on a casino floor. We often leverage WAP games by also using them on LAP or stand-alone participation gaming machines in those jurisdictions where we do not operate a WAP system. WAP participation games typically are leased where we earn revenue based on a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. WAP participation games generate the highest daily lease rate and gross profit contribution; however, the gross margin percentage is below the other two types of participation games because WMS is responsible for the WAP jackpot award, which we expense in our Consolidated Statements of Income.

➢

Local-Area Progressive participation games. A LAP system electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino. Our LAP gaming machines feature our proprietary brands, Jackpot Party Progressive® and Life of Luxury®, as well as licensed brands such as GREEN ACRES™ and DUKES OF HAZZARD™ (a game approved in the fourth quarter of fiscal 2007), and in those jurisdictions where we do not operate a WAP system, the POWERBALL brand. Our LAP products leverage both our exclusive brand names and our game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tends to drive up the average bet on these products. Net win per gaming machine on LAP systems is generally higher than on non-linked stand-alone gaming machines on a casino floor, but lower than that of WAP games. LAP participation games typically are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee.

➢

Stand-alone participation games. We lease participation gaming machines on a non-linked basis, which we call stand-alone games. Our stand-alone games feature titles, among others, under the MONOPOLY and MEN IN BLACK™ brands and, in those jurisdictions where we do not operate a WAP system, TOP GUN and CLINT EASTWOOD based games. Our stand-alone gaming machines generally feature larger, more elaborate top boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell. Stand-alone participation games are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee.

The components of our installed base of participation games were as follows:

	Year Ended June 30,
	2007	2006	2005
WAP games at period end	1,507	1,864	943
LAP games at period end	2,333	1,495	—
Stand-alone games at period end	4,436	3,726	4,977

Total installed participation base at period end	8,276	7,085	5,920

Average participation installed base during the year	7,299	6,285	4,861

Other gaming operations revenues are derived from:

➢

Casino-owned daily fee games. This category consists of gaming machines where the casino purchased the base hardware of the gaming machine and leases the top-box and game from us at a lower fixed daily amount than if they were to lease the entire gaming machine. Casino-owned daily fee games feature a second LCD screen in the topbox that provides additional entertaining bonus experiences for the player. In the case of products offered as casino-owned daily fee games, we also give casinos the option to either lease the complete gaming machine, top box and game (in which case the unit is classified as a stand-alone participation game), or to purchase outright the base gaming machine, top box and game at a premium price (which is classified as product sales revenue).

➢

Video Lottery Terminals. Our VLTs include both video and mechanical reel gaming machines. They feature advanced graphics, digital sound effects and music and incorporate many of the same features from our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-type gaming is not the only attraction, such as racetracks, bars and restaurants. We began offering VLTs with CPU-NXT and in the Bluebird cabinet in the second quarter of fiscal 2005. We do not include leased VLTs in our installed base of participation games. In certain jurisdictions, VLT operators can purchase outright our VLTs, in which case the purchases are classified as product sales revenues. In other jurisdictions, VLT operators lease our VLTs, in which case the lease payments are classified as other gaming operations revenues.

➢

Leased for-sale games. Some customers prefer to lease our standard gaming machines rather than purchasing them. In these cases, we lease the gaming machine, either for a fixed daily fee or a percentage of the net win of the gaming machine. Often, the customer is given the option to purchase the leased game. We do not include leased for-sale units in our installed base of participation games.

➢

Licensing. We derive revenue from licensing our games and intellectual property to third parties. Methods for determining the license or royalty revenue vary, but generally are based on a fixed amount for each licensed game purchased, placed or shipped in a period, or a fixed daily royalty amount for each game. We earn license or royalty revenues primarily from Multimedia Games Inc., Stargames Corporation Pty. Ltd. and Bally Technologies Inc. Our current agreement with Multimedia Games Inc. expires in September 2007, except for Oklahoma and Mexico which expires in April 2009, while our agreement with Stargames Corporation Pty. Ltd. expires in January 2008. Our agreements with Bally Technologies Inc. are on month-to-month extensions.

Acquisitions

On July 13, 2006, for $30.1 million, we acquired 100% of the outstanding stock of privately held Orion Gaming, a Netherlands-based holding company that designs, manufactures and distributes casino-based gaming machines and AWP gaming machines. The acquisition expanded our international presence and game library, while adding a proven product development team focused on international opportunities. Orion Gaming operates as a separate subsidiary of WMS. The transaction was neutral to our fiscal 2007 net income.

We have an active business development group that coordinates our efforts to expand our product offerings and helps ensure we have access to intellectual properties needed for our business. While we have only closed on two acquisitions in the past three years (including the Recent Development noted below), we have been very active in licensing intellectual properties, technologies and brands from third parties, investing $27.9 million, $15.9 million and $23.4 million in fiscal 2007, 2006 and 2005, respectively.

Recent Developments

On July 19, 2007, we completed the acquisition of 100% of the outstanding stock of privately held Systems in Progress GmbH (“SiP”), an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. The total consideration for SiP, excluding acquisition costs, was $4.7 million. SiP’s former majority shareholder is a customer of WMS and $4.5 million of the total consideration resulted from extinguishing trade accounts receivable owed by that customer to WMS for its entire equity ownership in SiP. Two minority shareholders were paid equal value in cash and shares of WMS common stock that in total aggregated approximately $0.2 million. The transaction is expected to be immaterial to our fiscal 2008 net income.

Industry Overview

The gaming industry is a large and dynamic worldwide marketplace, and subject to extensive local jurisdictional regulations. Casino and other legal gaming operators continuously seek to increase revenue growth and profitability. The importance of gaming machine revenue to casino operators’ profitability has created demand for gaming machines that have the ability to generate superior net daily win. As a result, gaming machine manufacturers have increasingly focused on enhancing the overall entertainment value and appeal of games and gaming machines, which drives the demand for the replacement of older games and gaming machines. The earnings performance of our products is the primary driver of customer demand.

Demand for our products is also driven by:

➢	Casino expansion and new casino openings;

➢	Opening of new gaming jurisdictions; and

➢	Our reputation, reliability and after sales service support.

We believe the four most significant industry developments in gaming machine functionality during the last decade that affected the demand for the replacement of older gaming machines are: (1) the development of video gaming machines that simulate mechanical reel gaming machines, (2) the introduction of gaming machines with secondary bonus rounds, (3) cashless gaming and (4) low denomination wagering coupled with local-area and wide-area progressive jackpots:

1.

Video gaming machines that simulate a mechanical reel gaming machine on a video screen are predominantly multi-line, multi-coin gaming machines that offer multiple distinct pay lines and allow up to 900 or more coins to be wagered on a single play. This tends to increase the average wager per play.

2.

Secondary bonusing allows a player to advance beyond the primary game into a bonus round if the player attains a specified result in the primary game. The bonus rounds are designed to create significant player appeal by giving the player more interactive options and a sense of investment in the game. This encourages the player to continue to play the primary game in an effort to achieve all of the bonus rounds in a game. In addition, bonus rounds give game designers an opportunity to incorporate additional entertaining content into the game.

3.

Various forms of cashless gaming reduce casino operators’ costs and machine downtime as coins are no longer dispensed from the gaming machine when a casino patron wants to cash out. Instead, the gaming machine prints tickets or, through casino systems, banks the payout in an account for the casino patron. This technology has proven popular with both casino patrons and casino operators.

4.

Low denomination video and mechanical reel games, coupled with local and wide-area progressive jackpots, allow casino patrons more flexibility in wagering a higher number of coins with multiple chances to win. Lower-denomination settings are 1 cent, 2 cents, 5 cents, 10 cents and 25 cents. For example, most penny slots average 25 lines and up to 10 credits per line per play, which enables a maximum possible wager of 250 coins, or $2.50, per play. With secondary bonuses and local or wide-area progressive jackpots, players can win large amounts on a single wager. The growing popularity of the low denomination gaming machines has significantly impacted the evolution of game development technology.

We expect these four factors to continue to be significant elements that drive demand, along with the emphasis by casinos for the types of gaming products that deliver higher net win per machine. As casino operators continue to utilize cashless gaming in their casinos, we expect that most of the gaming machines we sell or place in casinos will continue to support cashless gaming.

We believe that server-based gaming, as discussed in “Design, Research and Product Development” that follows, will be the next significant technology development in the gaming machine industry. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation. See “Government Regulation” below for additional information.

In North America, Native American casinos represent a significant portion of the market. Native American gaming differs from the traditional casino market in that it is regulated under the Indian Gaming Regulatory Act of 1988, which classifies legalized gaming as follows:

➢	Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level.

➢

Class II gaming includes bingo, electronic aids to bingo, and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by individual Native American tribes, with the National Indian Gaming Commission having oversight of the tribal regulatory process.

➢	Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including gaming machines.

WMS currently serves the Class II and Class III markets, either directly or indirectly through third parties.

Business Strategy

In order to continue to grow, our business strategy is to increase our market penetration in major regulated gaming jurisdictions worldwide by developing entertaining products and providing outstanding service. This strategy includes the following elements:

Leveraging Our Product Development Expertise to Introduce Innovative New Games and Expand Our Product Offerings: We have over 60 years of experience developing fun, humorous and entertaining products in a variety of industries. During the past five years, we have enhanced our product development efforts by adding key management, design personnel and software engineers to our product development group. We renovated our facilities and organized our game development group into a studio team structure that continues to promote innovation while driving a more focused development approach. We place substantial emphasis on our Player Driven Innovation™ process that incorporates significant player feedback and market research into our development process in order to create game content and gaming experiences that appeal to casino patrons. We develop and license intellectual property and advanced technologies that we believe will enable innovative and appealing games which, coupled with a focused product portfolio management plan, has allowed us to expand our offering of differentiated products to casino operators. We believe our product development capabilities, combined with the additional functionalities and enhanced features of our advanced technologies and gaming platforms, will enable us to optimize the entertainment value of our products, continue to expand our product offerings and increase our global market penetration.

Maximizing the Potential of Our Participation Games and Exclusive Licenses of Popular Brands: As the exclusive licensee of the MONOPOLY brand for use with gaming machines, we have converted a popular board game brand into a successful line of superior-earning gaming machines. We also have licensed additional brands, including TOP GUN, CLINT EASTWOOD, MEN IN BLACK and POWERBALL and now have several series of participation games utilizing these brands. By combining the name recognition of these brands with creative game content and design, we are able to lease these products to casinos and other licensed gaming machine operators as participation games, generating a high-margin recurring revenue stream for ourselves, as well as the casinos. We continue to pursue new licensed brands based on the guidance of focus group testing of casino patrons.

Enhancing Our Technology Foundation: In fiscal 2007, we received the requisite regulatory approvals for a superior, upgraded version of our operating system software and gaming platform called CPU-NXT®2 that supports added functionality, increased graphical and audio capabilities and speeds play for our TOP GUN and MONOPOLY Super Money Grab® participation gaming machines. We expect to use CPU-NXT2 for more games in fiscal 2008 and beyond, while CPU-NXT2 will be the operating system in our server-based gaming products. Previously, in fiscal 2006, we migrated our mechanical reel product line onto the CPU-NXT operating system and in fiscal 2006 we also began using a common CPU-NXT operating system such that we can now simultaneously introduce new games globally. We continue to work to incorporate new technologies into our software and hardware platforms in anticipation of evolving customer preferences and future regulatory requirements.

During fiscal 2007, we also introduced three new gaming platforms that utilize our licensed and internally developed portfolio of intellectual property and technologies:

➢

Community Gaming™: The first of the new platform categories was introduced in the September 2006 quarter with the MONOPOLY Big Event game. Community Gaming is intended to build a table-game-like camaraderie amongst the players and consists of a bank of gaming machines linked to an overhead video screen that displays the bonus round. When the Big Event bonus triggers, the server that controls the overhead video screen enables all qualifying players on the bank to enter the bonus round and win together. MONOPOLY Big Event has been providing players with their first exposure to the excitement of a true communal gaming experience. This new platform has been the primary driver of the growth in our installed footprint of stand-alone participation units and we had more than 1,600 MONOPOLY Big Event units installed in nearly 300 casinos globally at June 30, 2007.

➢

“Sensory Immersion” Gaming: The second platform category to debut was our “Sensory Immersion” platform with the TOP GUN game launched in March 2007. This new platform utilizes our new CPU-NXT2 operating system with real-time, 3-D animation and a BOSE® 3Space™ audio system to offer a multi-sensory player experience. At June 30, 2007, our installed base of TOP GUN gaming machines was over 400 units. More importantly, the uniqueness of this product coupled with its game mechanics is providing casino customers with high coin-in and net win, and was a significant contributor to our increased average daily revenue per unit in the June 2007 quarter.

➢

Transmissive Reels™ Gaming: This gaming platform was the third of our Tri-Innovation™ products launched in fiscal 2007. By overlaying video animation directly over mechanical reels, Transmissive Reels combines the appeal of mechanical reel gaming with the visually engaging interactive real-time, 3-D animation of video gaming machines. Near the June 2007 quarter-end, we began the rollout of our MONOPOLY Super Money Grab game, the first game based on our patented Transmissive Reels technology. At June 30, 2007, we had more than 200 of these gaming machines installed and open orders for approximately 400 additional units.

We believe that server-based gaming (“SBG”) will be the next significant technology development in the gaming machine industry (see “Design, Research and Product Development” below). Server-based gaming refers to a gaming system in which game content and peripherals are configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that also enables custom configuration by operators and may also enable central determination of game outcomes. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and represent a significant addition to our existing portfolio of product offerings.

Our vision for SBG emphasizes enhanced game play and excitement for the player, in addition to the above mentioned functions. In a networked environment, we believe game play will no longer be limited to an individual gaming device; rather, we believe SBG will permit game play to be communal among many players.

Continuing Market Penetration of Innovative Bluebird Cabinets: Our innovative Bluebird cabinet is used for our video gaming machines, mechanical reel gaming machines, video poker gaming machines and VLTs. With 80% of the internal components now interchangeable between upright and slant models, the Bluebird cabinet is easier and faster to service than our previous legacy cabinets. Bluebird cabinets incorporate features such as an ergonomic design, 19-inch digital, high-resolution flat screen monitors for the video version of the product that can display advanced graphics generated by our CPU-NXT operating system, simultaneous coin-in/coin-out and cashless capabilities, and sound systems by Bose Corporation, including the BOSE FREE FIELD® directed audio system that reduces peripheral, distracting noises.

We are developing our new Bluebird®2 gaming cabinet, which is a slimmer version of our Bluebird cabinet that requires less space on a casino floor, allowing casino operators to place more gaming machines in the same space. Bluebird2 will support gaming as it exists today and in the server-based world, as it contains dual LCD displays for the video product line and a single LCD display in the top box for the mechanical reel product line. The Bluebird2 is server-based gaming capable and supports all of the peripheral devices of the original Bluebird cabinet. The Bluebird2 also incorporates the same premium sound capabilities found on our original Bluebird cabinet, utilizing a new BOSE audio system developed exclusively for WMS. The new BOSE audio system is designed with innovative directional sound technology, allowing the player to experience lifelike sound reproduction similar to that of a live production.

Continuing Our Expansion into International Markets: We are authorized to conduct business in 117 international gaming jurisdictions. We anticipate our growth in international markets will exceed our growth in the North American market in fiscal 2008. We expect continued penetration of CPU-NXT, Bluebird, video gaming machines and mechanical reel gaming machines into the international markets. We have offices in Argentina, Austria, Australia, the Netherlands, Italy, China, South Africa, Spain and the United Kingdom. The Australia, the Netherlands and United Kingdom offices house internationally focused game development studios, while the Netherlands and United Kingdom also have distribution functions. With our July 2006 acquisition of Orion Gaming, we added not only a production, development and distribution facility based in the Netherlands, but also a second product line that we believe will appeal to certain international customers.

In July 2007, we further expanded our international opportunities and revenue building base with the acquisition of Austrian-based SiP. SiP extends our international presence, while also expanding our technology and our product offerings. SiP is focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. We believe that by combining the existing capabilities of SiP with the greater additional resources of WMS, we have expanded future revenue opportunities.

Driving Margin Improvements: Our total gross margin, exclusive of depreciation expense, was 56.5%, 53.3% and 50.5% for fiscal 2007, 2006 and 2005, respectively, while our operating margin was 13.7%, 10.9% and 7.9% for the same periods. We continue to implement lean sigma tools to further our process improvement initiatives and improve the flow of our business transactional processes. We also expect to benefit from raw material sourcing initiatives and from an expanded volume of business. By continuing to drive margin improvements, we believe we will be able to continue to generate the necessary capital to fund the other elements of our business strategy.

Design, Research and Product Development

Our designers, engineers and artists build upon over 60 years of experience that we, together with our predecessors, have in designing and developing fun, humorous and exciting games. We are continually developing new games in order to refresh the installed base of our gaming machines and implementing new technologies and functionality to enhance player entertainment. Our gaming machines and games are usually designed and programmed by our internal engineering staff and game development studios. Our game design teams operate in a studio environment that encourages creativity, productivity and cooperation among design teams.

Our Chicago research and design facility is a state-of-the-art technology campus that houses four game development studios, with additional studios in Las Vegas, London, Sydney and, with our July 2006 acquisition of Orion Gaming, the Netherlands. Each studio works concurrently on multiple games and is staffed with software developers, graphic artists, mathematicians and game developers. In some cases, we may outsource testing and graphic design functions to independent designers under contract to us.

During fiscal 2007, 2006 and 2005, we expensed $58.1 million, $49.0 million and $50.3 million, respectively, of design, research and product development costs. Amounts spent on specific customer research and development of new products were not significant in any year.

Server-Based Gaming

Our first product to incorporate certain elements of SBG technology was successfully tested, approved and introduced at the end of our September 2006 quarter. Each bank of MONOPOLY Big Event gaming machines is linked to a server that controls the shared communal play outcome in the bonus round. The second phase of our Wide Area Game Enhanced Network™, or WAGE-NET™ product, which includes certain downloadable features and functionality, was submitted for regulatory review during the fiscal 2007 fourth quarter. This version of the software will undergo internal testing by the gaming regulators and field testing in certain jurisdictions. We expect to have the commercial version of our WAGE-NET product that incorporates full SBG functionality and enhanced game play features submitted in mid-calendar 2008, with the first regulatory approval expected in the latter half of fiscal 2009. We have designed WAGE-NET so that it will support our casino customers’ existing investment in our Bluebird products, and yet enable them to move towards a server-based gaming environment. We are developing WAGE-NET in concert with the industry standard communication protocols established by the Gaming Standards Association to facilitate the interoperability of our products with other manufacturers’ and customers’ systems.

With the introduction of our TOP GUN gaming machine in fiscal 2007, we launched the latest version of our powerful operating platform CPU-NXT2, which will be the operating platform utilized for SBG. CPU-NXT2 is built on a Pentium® IV class processor, with up to 2 gigabytes of random access memory, and utilizes the latest

ATI® 3-D graphics chip-set delivering real-time 24-bit true-color three-dimensional animation. In addition, a super-fast 40-gigabyte Serial Advanced Technology Attachment hard-drive provides ample storage space for graphics, full-motion movie clips and sound.

Our industry relies on the development and acquisition of intellectual property in order to differentiate products and to create barriers to entry. We believe that a majority of the patent filings we have made over the last several years relate to the development of server-based gaming, particularly game enablement and game play methodology. We have been accumulating critical intellectual property enablers for several years through internal development, acquisition and licensing. We have also entered into agreements with third parties to accelerate our development of advanced gaming system solutions that we believe will speed our implementation of server-based gaming. These agreements are in line with our strategy to be at the forefront of content enablement and innovation for the casino slot floor.

We continued to expand our investment in server-based gaming technology in fiscal 2007 and expect that we will invest even more in fiscal 2008.

Licensed Brands and Technology

Some of our gaming machines are based on popular brands licensed from third parties, such as Hasbro Inc., CBS Consumer Products and Sony Pictures Consumer Products Inc. Typically, we are obligated to make minimum royalty payments over the term of the license agreement and to make advanced payments against those commitments. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

We have a technology transfer agreement with Cyberscan Technology Inc. (d/b/a Cyberview Technology), under which we purchased the latest versions of Cyberview’s server-based and downloadable gaming system and related technologies. Cyberview designs and develops server-based game download and gaming systems and related player stations and equipment. In addition, Cyberview has granted us a non-exclusive, perpetual, irrevocable, worldwide license to its technology patent portfolio related to server-based gaming. In addition, we obtained a right of first refusal relating to the approximately 44% of the common shares of Cyberscan Technology held by Cyberview’s two principal stockholders.

Several of our competitors pooled their intellectual property patents that provide cashless gaming capabilities, specifically ticket-in ticket-out technology. Using this technology, when a casino patron cashes out from a gaming machine they receive a printed ticket instead of coins. We have a license for this technology from these competitors through the expiration date of the relevant patents and pass through the license fee to our customers.

The current operating system for our gaming machines, CPU-NXT, was developed by Sierra Design Group, which is now a wholly owned subsidiary of our competitor, Bally Technologies, Inc. We have a perpetual license to use this technology and have no continuing payment obligation for this license.

Sales and Marketing

We are authorized to sell or lease our gaming machines to casinos in 183 tribal jurisdictions, 28 state jurisdictions, and 117 other gaming jurisdictions worldwide. See also “Government Regulation—General” below. In most gaming jurisdictions, we sell our gaming machines directly, rather than through the use of distributors, which we believe allows us to provide superior customer service and enhances profitability.

From our introduction of the Bluebird cabinet and CPU-NXT in September 2003 through June 30, 2007, we have issued sales orders or executed agreements to sell over 99,500 Bluebird gaming machines or

CPU-NXT upgrade kits. Of the over 99,500 units for which we have issued sales orders or executed agreements, over 88,700 of them were installed by June 30, 2007. Of the remaining units, approximately 10,000 are Bluebird gaming machines and over 800 are CPU-NXT upgrade kits. We expect to deliver the balance of these units over the next four quarters.

We sell and lease our gaming machines through 31 salespeople in offices in several United States locations, and 17 salespeople in our international offices. Our salespeople earn a salary and commissions.

The sale of gaming machines takes place throughout our fiscal year and the order sizes typically range from a small quantity of units to several hundred units. We conduct one-on-one meetings with our customers to demonstrate our products at their locations, host customers at private demonstrations in our offices, and participate in several trade shows domestically and internationally each year. In certain cases, we participate in responding to competitive requests for proposals from private and public entities who are seeking to purchase gaming machines. We advertise in trade and consumer publications that appeal to casino operators, their employees and casino patrons. Usually, with the launch of a new product, we will conduct onsite casino promotions or provide web-based learning experiences. In fiscal 2007, we began using thematic “microsites” on our propriety website as a means to educate our customers and players about WMS’ products, and allow customers and players to learn and explore different aspects of our products at their convenience, while also providing instant win and sweepstakes prizes.

Our field service team is a customer-focused organization, responsible for attending to the needs of our customers. Our field service technicians install, remove and convert gaming machines at the customer’s request, work with our customers in performing routine maintenance on participation gaming machines owned by us that are located at our customers’ casinos, initiate sales of replacement parts and conversion kits, and assist with general maintenance of gaming machines owned by our customers. In fiscal 2006, we also opened a centralized call center that allows us to be even more responsive to our customers’ needs.

In response to rapidly changing slot technology and the need for casinos to have vendor-neutral, consistent, and easily accessible training specifically targeted to slot floor personnel, we launched Slot Machine University™ (“SMU”) in fiscal 2007. SMU is an interactive, online training and certification program (www.slotmachineuniversity.com) applicable for professionals working in all facets of slot technology, and is the first of its kind to meet the strict requirements for the International Association for Continuing Education and Training accreditation. SMU offers a universal learning solution that helps individuals working in slot technology to support and maintain the wide variety of gaming devices and network systems used in the gaming industry. Course topics encompass basic slot functionality appropriate for beginning technicians to advanced networking skills required for the future server-based gaming environment. As we continue to grow our business internationally, SMU will also be translated into various languages to support our customers. Courses are offered on a subscription basis and we believe this service demonstrates our commitment to listen and respond to our customers’ evolving needs.

For international markets, we have translated our most popular games into Spanish, Portuguese, French, Russian, Italian and Mandarin Chinese. No single country outside of the United States accounted for 10% or more of our revenues in fiscal 2007, 2006 or 2005. Substantially all international sales are made in United States dollars. Revenue from participation games has been primarily limited to North America, and we expect this trend to continue. Refer to Note 15, “Information on Geographic Areas,” of our Consolidated Financial Statements included in this Report for further information on international sales.

We generally offer customers payment terms of 30 to 90 days from the date of invoice. In certain circumstances, such as large orders, we may offer extended payment terms of up to two years, in which case we usually charge interest to the customer. No single customer accounted for 10% or more of our revenues in fiscal 2007, 2006 or 2005.

Competition

The gaming machine market is highly competitive and is characterized by the continuous introduction of new games and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

➢	develop and offer games and gaming machines with higher earnings performance than the games and gaming machines manufactured by our competitors;

➢	create an expanding and constantly refreshed portfolio of games;

➢	identify and develop or obtain rights to commercially marketable intellectual properties; and

➢	adapt our products for use with new technologies.

In addition, successful competition in this market is based upon:

➢	engineering innovation and reliability;

➢	mechanical and electronic reliability;

➢	brand recognition;

➢	effective marketing and customer support; and

➢	competitive prices and lease terms.

We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that Aristocrat Technologies Inc., Atronic Casino Technology, Bally Technologies, Inc., International Game Technology (“IGT”), Lottomatica’s G-Tech Holdings subsidiary, Multimedia Games, Inc., Novomatic Group of Companies and WMS have a majority of this worldwide market. In the categories of video and mechanical reel gaming machines, we compete with market leader IGT, as well as Aristocrat Technologies, Atronic Casino Technology, Bally Technologies, Franco Gaming Ltd., Konami Co. Ltd., Multimedia Games, Inc., the Novomatic Group of Companies, Progressive Gaming International Corporation and Unidesa. In the VLT category, we compete primarily with Bally Technologies, Inc., IGT, Lottomatica’s G-Tech Holdings subsidiary and Scientific Games.

Our competitors vary in size from small companies with limited resources to a few large multi-national corporations with greater financial, marketing and product development resources than ours. The larger competitors, particularly IGT, have an advantage in being able to spend greater amounts than us to develop new technologies, games and features that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. We have not offered these systems in the past and, with the acquisition of SiP, we expect to only offer these systems to smaller international customers.

Manufacturing

Other than our Orion Gaming products, we manufacture all of our gaming machines at our facility in Waukegan, Illinois. In fiscal 2006, we began reconfiguring our assembly lines in order to lower our product lead times, eliminate wasteful activities, improve productivity, and effectively increase our practical capacity. We began to expand our Waukegan facility in fiscal 2006 to a total of 350,000 square feet in order to relocate warehousing and distribution activities that were maintained at outside-leased facilities under one roof, which we believe will improve production efficiencies. Construction was performed throughout fiscal 2007 and we began utilizing the expansion space in July 2007. With our July 2006 acquisition of Orion Gaming, we added a manufacturing facility in the Netherlands. In fiscal 2006, we began refurbishing used games at our Las Vegas facility.

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

Since January of 2005, we have been implementing cost savings and efficiency initiatives and focusing on best practices, in order to improve the efficiency of our manufacturing processes and reduce time to market. We continue to make improvements in sourcing and supply management, in inventory and warehouse management, and other manufacturing processes. We are implementing a new sales operations strategy in an effort to produce gaming machines more ratably throughout the quarter, with the goal of significantly reducing or eliminating quarter-end compression in manufacturing. We also have ongoing manufacturing initiatives, such as enhanced strategic sourcing and supplier management, value engineering the product and designing product for both ease of manufacturability and installation, that we expect will help improve gross margins in future quarters.

The European Union (“EU”) adopted the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) directive to facilitate the recycling of electrical and electronic equipment sold in the EU. The RoHS directive restricts the use of lead, mercury, and certain other substances in electrical and electronic products placed on the market in the EU after July 1, 2006. We worked with our suppliers to develop RoHS-compliant products and, since the effective date of the directive, we have been providing RoHS-compliant gaming machines to the EU. We expect that other countries and certain U.S. states, including California, may adopt similar standards in the near future.

Patent, Trademark, Licenses, Copyright and Product Protection

Each game, gaming machine and associated equipment embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in the aggregate. During fiscal 2007 and 2006, we utilized technology licensed from two separate third parties in more than 90% of the products we sold or leased. In addition, intellectual property from another licensor was utilized in leased units which generated over 10% of our consolidated revenues. We seek to protect our investment in research and development and the unique and distinctive features of our products and services by maintaining and enforcing our intellectual property rights.

We have obtained patent protection covering many of our products. In fiscal 2007 and 2006, we were issued approximately 20 and 12 U.S. patents, respectively, covering a variety of aspects of our games, gaming machines and associated equipment. We applied for approximately 150 original patents during fiscal 2007 and currently have more than 800 patents and patents pending. We generally seek to obtain trademark protection in the U.S. for the names or symbols under which we market and license our products. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual property licensed from third parties. We file for patent rights and trademark protection internationally in approximately 25 key countries, based upon the nature of the patent or trademark, the laws of the given country and our anticipated product placements in that country.

Brand Licenses

We believe that our use of brand name intellectual property contributes to the appeal and success of our products, and that our future ability to obtain and develop new brand names is important to our continued

success. Therefore, we continue to invest in the market positioning of WMS and the awareness and recognition of WMS and its brand names, in developing new proprietary brand names and in obtaining licenses to additional brand name intellectual property rights.

We have a long-term agreement with Hasbro, Inc. for the use of their MONOPOLY brand through calendar year 2011. We continue to devote significant development efforts to the MONOPOLY brand and intend to keep doing so in the coming years. We currently have approvals for 33 MONOPOLY-branded games, including 12 MONOPOLY WAP themes. In fiscal 2007, 2006 and 2005, we added eight, four and nine MONOPOLY games to our participation game portfolio, respectively.

We also license A FISTFUL OF DOLLARS, BRONCO BILLY and DIRTY HARRY, featuring Clint Eastwood. Other licensed brands we use in our products include: an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL that we developed principally as a WAP game; HOLLYWOOD SQUARES™; MEN IN BLACK; MATCH GAME™; PASSWORD™; SUPERMARKET SWEEP™; YOU BET YOUR LIFE™; WORLD SERIES OF POKER; GREEN ACRES; TOP GUN; and DUKES OF HAZZARD.

Government Regulation

General

We sell our games and gaming machines in legal gaming jurisdictions worldwide. The manufacture and distribution of gaming equipment and related software is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies.

We believe we hold all of the licenses and permits necessary to conduct our business. In all, we are authorized to sell or lease our gaming machines to casinos in 328 jurisdictions worldwide, including 117 international gaming jurisdictions.

WMS and its key personnel have obtained or applied for all approvals necessary to maintain compliance with these regulatory agency requirements. The regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits, or findings of suitability for the company, individual officers, directors, major stockholders and key employees, and documentation of qualification. We must satisfy all conditions for each gaming license or permit. Our gaming equipment also must be approved either by a gaming agency lab or a private lab authorized by the gaming authority.

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

The gaming industry by its very nature is complex and constantly evolving, particularly in new jurisdictions. We continue to devote significant resources to ensure regulatory compliance throughout our company. Additionally, we have an active gaming compliance committee consisting of one outside consultant and two members of our board of directors that works in concert with our compliance department in order to avoid any appearances of impropriety as a result of a business relationship or new market opportunity. We have never been denied a gaming-related license, nor have our licenses ever been suspended or revoked.

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

The laws, regulations and supervisory procedures of the Nevada gaming authorities are based on public policy and seek to:

➢	prevent unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

➢	establish and maintain responsible accounting practices and procedures;

➢

maintain effective control over the financial practices of licensees, including establishing minimum procedures for internal fiscal affairs and safeguarding the assets and revenues, providing reliable record keeping and requiring the filing of periodic reports to the Nevada gaming authorities;

➢	prevent cheating and fraudulent practices;

➢	provide a source of state and local revenues through taxation and licensing fees; and

➢

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

A security holder will have to abide by the following requirements:

➢	If the holder acquires 5% or more of our securities, report acquisition of beneficial interest in our securities to the Nevada gaming authorities.

➢	If the holder acquires 10% or more of our securities, file a gaming application within 30 days after receiving written notice from the Chairman of the Nevada Gaming Control Board.

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

As a registered company, we also adhere to the following restrictions imposed by the Nevada gaming authorities:

➢	Any individual having a material relationship or material involvement with us may be required to be found suitable and individually licensed.

➢

Our officers, directors and key employees must file license applications with the Nevada gaming authorities and may be required to be licensed or found suitable by them. The Company pays all costs of any such investigation.

➢	Each stockholder applicant is required to pay all costs of any investigation.

➢	Changes of an applicant’s position with us must be reported to the Nevada gaming authorities.

➢

We must sever all relationships with an officer, director or key employee that the Nevada gaming authorities have found unsuitable and may be required to terminate the employment of any person that refuses to file a gaming application when requested.

➢	We are required to maintain a current stock ledger in the State of Nevada, which may be examined by the Nevada gaming authorities at any time.

➢

The Nevada gaming authorities have the power to require that our stock certificates bear a legend indicating that the securities are subject to the Nevada Gaming Control Act (although compliance with this requirement has not been requested to date).

➢

We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or the proceeds are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for these purposes or for similar transactions. We currently hold an approval to make certain public offerings through March 2009, subject to certain conditions. This shelf approval can be rescinded for good cause and does not mean that for any offering we may make, the Nevada gaming authorities have found, recommended or approved the issued securities or passed on the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

➢	We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a security holder or to have any other relationship with us, we:

➢	pay that unsuitable person any dividend, interest or other distribution on any of our securities;

➢	allow that person to exercise, directly or indirectly, any voting rights conferred through securities held by that person;

➢	pay remuneration in any form to that person;

➢

fail to pursue all lawful efforts to require the unsuitable person to relinquish voting securities including, if necessary, the immediate repurchase of the voting securities for cash at fair market value;

➢	fail to pursue all lawful efforts to terminate our relationship with that person; or

➢	make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

➢

If we violate the Nevada gaming authorities’ rules and regulations, our gaming licenses could be limited, conditioned, suspended or revoked and we, and those involved with us, could be fined for each separate violation.

➢

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

Of Our WMS Gaming Subsidiary

WMS Gaming manufactures, sells and distributes gaming machines in Nevada and for use outside Nevada and in 2004, began to operate a wide-area progressive system in Nevada casinos. WMS Gaming holds the necessary license to conduct this activity in addition to sharing in gaming revenue under our slot route operator’s license which covers our participation games.

WMS Gaming’s gaming licenses are subject to the following restrictions:

➢	The Nevada gaming authorities have broad discretion in reviewing the conduct of a licensee on a continuing basis.

➢	The officers, directors and key employees of our gaming subsidiary must file license applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by them.

➢	A person may not become a stockholder of or receive any percentage of profits from our licensed gaming subsidiary without first obtaining licenses and approvals from the Nevada gaming authorities.

➢

We are required to report substantially all loans, leases, sales of securities and similar financing transactions of a material nature to the Nevada Gaming Control Board and/or have them approved by the Nevada Gaming Commission.

➢	Our gaming activity licenses are not transferable.

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

We do not have any control over the length of time that the agency takes to review our products. However, we work closely with the agency’s staff to timely respond to their inquiries and assist them, where we can, in their evaluation, inspection and review of our products. We also do this for all other state labs (Michigan, Mississippi, New Jersey, Ontario, Pennsylvania) and Gaming Laboratories International, Inc., an independent lab used by many jurisdictions worldwide.

Taxes and License Fees:

License fees and taxes are imposed by the Nevada gaming authorities and are either payable quarterly, semiannually or annually. The fees and taxes are computed in various ways depending on the type of gaming or activity conducted by our subsidiary and on the cities and counties in which our subsidiary conducts operations. Annual fees are payable to the Nevada State Gaming Control Board for renewal of licenses as a manufacturer, distributor, operator of a slot machine route and operator of an inter-casino linked system. Nevada law also requires that we pay our proportionate share of the gaming taxes from the revenue generated from our participation games placed in Nevada casinos.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with any such person, and who proposes to participate in the conduct of gaming operations outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund to pay the expenses of investigation of the licensee’s participation in foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Gaming Commission. As a licensee, we are required to comply with reporting requirements imposed by Nevada law. We are also subject to disciplinary action by the Nevada gaming authorities if we:

➢	knowingly violate any laws of the foreign jurisdiction pertaining to our foreign gaming operations;

➢	fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

➢	engage in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

➢	employ, contract with or associate with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the grounds of personal unsuitability.

Federal Registration

WMS Gaming is required to register annually with the Criminal Division of the United States Department of Justice in connection with the sale, distribution or operation of gaming equipment. The Federal Gambling Devices Act of 1962 (commonly known as the Johnson Act) makes it unlawful, in general, for a person to manufacture, transport or receive gaming machines or components across interstate lines unless that person has first registered with the U.S. Attorney General of the Department of Justice. We also have various record-keeping and equipment-identification requirements imposed by this act. Violation of the Johnson Act may result in seizure and forfeiture of the equipment, as well as other penalties. Our WMS Gaming subsidiary is required to register and renew our registration annually.

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

The Indian Gaming Regulatory Act of 1988 requires that the tribe and the host state enter into a written agreement called a tribal-state compact, that specifically authorizes Class III gaming. The compact must be approved by the Secretary of the United States Department of the Interior, with the notice of approval published in the Federal Register. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors, principals and shareholders of gaming equipment suppliers. Under the Indian Gaming Regulatory Act of 1988, tribes are required to regulate gaming on their tribal lands under ordinances approved by the National Indian Gaming Commission. These ordinances may impose standards and technical requirements on hardware and software and may impose registration, licensing and background check requirements on gaming equipment suppliers and their officers, directors, principals and shareholders.

We have the required licenses to manufacture and distribute our products in the Native American jurisdictions in which we do business and to operate our wide-area progressive systems.

International Regulation

Many foreign jurisdictions permit the importation, sale and/or operation of gaming equipment in casino and non-casino environments. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional gaming machine or limit the operation of gaming machines to a controlled number of casinos or casino-like locations. Each gaming machine must comply with the individual jurisdiction’s regulations. Some jurisdictions require the licensing of gaming machine operators and manufacturers. We manufacture and supply gaming equipment, as well as license our games and intellectual property to customers in various international markets including Asia, Australia, Canada, Europe, South America and South Africa. We have the required licenses to manufacture and distribute our products in the foreign jurisdictions in which we do business.

Seasonality

Sales of our gaming machines to casinos are generally strongest in the winter and spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand, or if gaming is permitted in a significant new jurisdiction. In addition, as further technology advancements become available for the gaming industry, replacement or conversion of gaming machines will be impacted once any such advanced technology is approved by regulators.

Employees

As of June 30, 2007, we employed 1,414 persons, including 123 that are internationally based. Approximately 280 of our domestic employees are represented by the International Brotherhood of Electrical Workers (the “IBEW”). Our collective bargaining agreement with the IBEW relates to our Waukegan, Illinois manufacturing facility and expires on June 30, 2011. We believe that our relations with our employees are satisfactory.

ITEM 1A. RISK FACTORS

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Gaming licenses, regulatory approvals and gaming legislation impact our ability to operate our business and sell and lease our products:

➢

The manufacture and distribution of gaming machines is subject to extensive federal, state, local and foreign regulations and taxes. Most of the jurisdictions in which we operate require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval of our company and our officers, directors, major security holders and key personnel. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. We cannot assure you that we will be able to obtain or maintain all necessary registrations, licenses, permits or approvals, that the licensing process will not result in delays or adversely affect our operations and our ability to maintain key personnel, or that complying with these regulations will not increase our costs.

➢

The gaming authorities in some jurisdictions may investigate individuals who have a material relationship with us or security holders to determine whether the selected individual or security holder is acceptable to those gaming authorities. While any such investigated related individual or security holder must pay the costs of the investigation, such an investigation may be time consuming and distracting to our operations.

➢

Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game, hardware or software will be approved in any jurisdiction. Our server-based gaming technology will require regulatory approval in gaming jurisdictions prior to any implementation.

➢

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

➢

Delays in, amendments to or repeals of legislation approving gaming or the expansion of gaming in jurisdictions in which we operate or plan to commence operations, may adversely affect our operations. Delays in approvals of our customers’ operations or expansions of their operations may adversely affect our operations.

➢

Some jurisdictions require gaming manufacturers to obtain government approval before engaging in some transactions, such as business combinations, reorganizations, borrowings, stock offerings and repurchases. Obtaining such pre-approvals can be time consuming and costly. We cannot assure you that we will be able to obtain or maintain all necessary approvals or that the approval process will not result in delays or changes to our business plans.

Our profitability depends on our ability to timely develop new technologies and high earning products that appeal to the player:

➢

The gaming machine business is characterized by the rapid development of new technologies and the introduction of new products using such technologies. We must continually adapt our products to incorporate new technologies and if we cannot adapt, or do not timely adapt new technologies, our operations may be adversely impacted.

➢

The success of a newly introduced technology, such as server-based gaming, is dependent on our casino customers’ acceptance of a dynamic change in the way they manage their casino floors. While we have designed WAGE-NET to support our customers’ existing investment in our Bluebird products, such acceptance may nevertheless only build gradually over time. Delays in acceptance by our customers of our new technology may adversely affect our operations.

➢

Our success depends upon our ability to adapt our manufacturing capabilities and processes to meet the demands of producing new and innovative products. Because our newer products are generally more technologically sophisticated than those we have produced in the past, we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot efficiently adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

➢

Our success also depends on continually developing and successfully marketing new games and gaming machines with strong and sustained player appeal. A new game or gaming machine will be accepted by casino operators only if we can show that it is likely to produce more revenue to the operator than competitors’ products. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the machines purchased by the casinos. Additionally, we are at risk that customers may cancel orders for products that are not performing at other casinos. If a new product does not achieve significant market acceptance, we may not recover our development and promotion costs.

➢

Participation gaming machines are replaced by casino operators if the gaming machines do not meet and sustain revenue and profitability expectations. Therefore, these gaming machines are particularly susceptible to pressure from competitors, declining popularity, changes in economic conditions and increased taxation and are at risk of replacement by the casinos, which would end our recurring revenues from these machines until they can be placed with another customer or repurposed.

➢

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines and associated software. Our gaming machines and software have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines and software may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of our gaming licenses, or disciplinary action. Additionally, in the event of such issues with our gaming machines and software, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay our other projects.

We are dependent on our intellectual property and trade secrets:

➢

Our competitors have been granted patents covering, among other items, numerous gaming machine features, bonusing techniques and related technologies. If our products use processes or other subject matter that is claimed under these existing patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, in order to continue to develop, manufacture or market our products. We might also be found liable for treble damage claims relating to past use of the patented subject matter if the infringement is found to be willful.

➢

Substantially all of our gaming machines utilize trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain, retain and/or expand licenses for additional popular intellectual properties in a competitive market. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the games or gaming machines that use the licensed technology or bear the licensed marks.

➢

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

➢

We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.

➢

We have entered into multiple agreements to license intellectual property and technologies that, as of June 30, 2007, had a net book value of $66.7 million and total potential future commitments of $27.3 million. If we determine that we may not realize the value of any of the net assets or commitments, we would record an immediate charge against earnings up to the full amount of these net assets that are recorded on our Consolidated Balance Sheet or commitments in the period in which such determination is made. Refer to Note 7, “Intangible Assets” of our Consolidated Financial Statements included in this Report for further information on the amount of intellectual property and technologies recorded on our Consolidated Balance Sheet and Note 13, “Commitments, Contingencies and Indemnifications” for further information on total potential future commitments.

Our industry is competitive:

➢

The gaming machine business is intensely competitive. Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in obtaining and retaining the most space and best positions in casinos.

➢

In addition, some of our competitors have developed and sell or otherwise provide to customers centralized player tracking and accounting systems which allow operators to accumulate accounting and performance data about the operation of gaming machines. While, with the acquisition of SiP, we can now offer a centralized player tracking and accounting system, we anticipate it will only be used in small international casinos. By not having such a system for large casinos, we are at a competitive disadvantage.

Our business is subject to other economic, political, market, and financial risks:

➢

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

➢

Our gross margins are impacted by increases to our costs of goods sold including higher materials costs due to the fluctuating commodities markets, higher labor costs and increased freight charges reflecting escalating gas prices.

➢

We face risks associated with doing business in international markets related to political and economic instability and related foreign currency fluctuations. Unstable governments and changes in treaties and legislation may affect the international gaming market with respect to gaming regulation, taxation, tariffs and import duties, and the legality of gaming in some markets, as we experienced with the Russian market in fiscal 2006. Additionally, we may have increased costs in connection with complying with international laws.

➢

Compliance with applicable environmental, health and safety laws and regulations, including new regulations requiring higher standards, may increase our costs, limit our ability to utilize our current supply chain and force design changes to our products. These changes could reduce the net realizable value of our inventory, which would result in an immediate charge to our Consolidated Statements of Income. Non-compliance could negatively impact our operations and financial position as a result of fines, penalties, the cost of mandated remediation or delays to our manufacturing.

➢

Customer financing is becoming an increasingly prevalent component of the sales process and therefore increases business risk of non-payment, especially in emerging markets. These customer financing arrangements also delay our receipt of cash and can negatively impact our ability to enforce our rights upon default if the customer is from an international country.

➢

Our competitors have begun to provide free game conversions to customers in connection with product sales. As a result, in certain sales of new gaming machines we have offered free game conversions, while at the same time we continue to charge our customers for game conversions, including CPU-NXT upgrade kits. We cannot be sure that competitive pressure will not cause us to increase the number of free game conversions we offer to our customers, which would decrease the revenue we expect to receive for game conversions.

➢

If we cannot maintain and execute adequate internal controls over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis, or be unable to properly report on our business and the results of our operations. Additionally, the inherent limitations of internal control over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls.

➢

Our credit facility contains financial covenants which may restrict our ability to, among other things, make certain capital expenditures; incur additional debt; incur liens; change the nature of our business; merge with or acquire other companies, liquidate or dissolve; and sell, transfer, lease or dispose of all or substantially all of our assets.

We are dependent on our employees:

➢	The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have an adverse effect on our operations.

➢

Our ability to continue to develop new technologies and create innovative products depends on our ability to retain and recruit talented employees. A lack of skilled, technical workers could delay or negatively impact our business plans.

The use of our rights plan or preferred stock would inhibit the acquisition of WMS or have a dilutive effect on our stock:

➢

Under our rights plan, each share of our common stock has an accompanying right to purchase convertible preferred stock that permits each holder to purchase shares of our common stock at half price. The rights become exercisable if any person or entity who at the time of the adoption of the rights plan did not own 15% or more of our common stock subsequently acquires beneficial ownership of 15% or more of our common stock without approval of our board of directors. We can redeem the rights at $.01 per right, subject to specified conditions, at any time. The rights expire in November 2007 and our board of directors has determined not to renew or adopt a new rights plan at this time. Our board of directors could use this agreement as an anti-takeover device to discourage, delay or prevent a change in control. The use of our rights plan may dilute our common stock.

➢

Our certificate of incorporation authorizes the issuance of five million shares of preferred stock with designations, rights and preferences that may be determined from time to time by the board of directors. Accordingly, our board has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Our board of directors could use preferred stock to discourage, delay or prevent a change in control. Our board has no current plans, agreements or commitments to issue any shares of preferred stock. The existence of the preferred stock, however, could adversely affect the market price of our common stock.

Sumner Redstone owns or controls 9% of our outstanding common stock, and may dispose of all or a portion of his remaining stock ownership at any time, which could cause our stock price to decrease:

➢

Sumner Redstone beneficially owns 4,637,760 shares, or 9%, of our common stock, as reported in amendment no. 53 to a Form 13D filed with the SEC on May 15, 2007, as adjusted for our three-for-two stock split effected in May 2007. Mr. Redstone could sell any or all of his shares at any time on the open market or to a person who wishes to acquire control of us. Such a sale may require prior regulatory approval. We cannot assure you that any such person would agree with our strategy and business goals described in this Report. Sales by Mr. Redstone of a large number of shares would likely have an adverse effect on the market price of our common stock. In August 2005, we executed a five-year extension through August 2010 of a voting trust agreement, which governs the voting rights of all shares of our common stock beneficially owned by Mr. Redstone. Mr. Brian R. Gamache, our President and Chief Executive Officer, acts as the proxy holder under the voting trust agreement with Mr. Redstone.

We are dependent on the success and growth of our customers:

➢

Our success depends on our customers buying our products to expand their existing operations, replace existing gaming machines, or equip a new casino. Any slow down in the replacement cycle or delays in expansions or new openings may negatively impact our operations.

➢

Casino operators in the gaming industry are undergoing a period of consolidation. The result of this trend is that a smaller number of companies control a larger percentage of our current and potential customer base. Because a significant portion of our sales come from repeat customers, to the extent one of our customers is sold to or merges with an entity that utilizes more of one of our competitors products and services, or that reduces spending on our products, our business could be negatively impacted. Additionally, to the extent the new owner allocates capital to expenditures other than gaming machines, such as hotel furnishings, restaurants and other improvements, or generally reduces expenditures, our business could be negatively impacted.

Risks that impact our customers may impact us if fewer players visit our customers’ facilities, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to devote resources to purchasing and leasing our products including:

➢	Global geopolitical events such as terrorist attacks and other acts of war or hostility.

➢	Natural disasters such as major fires, floods, hurricanes and earthquakes.

➢	Adverse economic and market conditions in gaming markets, including recession, economic slowdown, higher interest rates, higher airfares and higher energy and gasoline prices.

➢	Concerns about SARS, Avian flu or other influenza or contagious illnesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that the following facilities are suitable to our business and adequate for our current and near term needs.

Manufacturing Facility & Corporate Headquarters

Our manufacturing facility and corporate headquarters is located in Waukegan, Illinois, a suburb of Chicago, where we own a facility of more than 350,000 square feet to house our manufacturing and corporate administrative personnel. This facility was our sole worldwide production facility until our July 2006 acquisition of Orion Gaming, which added a production, development and distribution facility based in the Netherlands. Our Waukegan, Illinois facility was built in 1995 and expanded and improved in both 1998 and 2007.

In fiscal 2007, we expanded our Waukegan facility to ensure that it will be adequate in capacity and condition to satisfy our future growth requirements. The expansion also enables us to bring under one roof raw materials and finished goods that had previously been stored at separate third-party warehouses. The expansion added more than 120,000 square feet. We moved into the expansion space in July 2007.

Chicago Technology Campus

Our engineering and game development headquarters is located in Chicago, Illinois, where we own a facility of more than 129,000 square feet that houses our Chicago engineering and game development personnel. Our Chicago facility has been renovated into a research and development center to accommodate the growth of our engineering and game development staff. This facility supports engineering and game development for all North American markets and certain international markets. We own a parcel of land and a building in Chicago near our technology campus which we will temporarily renovate for use in fiscal 2008.

Bergen op Zoom, the Netherlands

With our July 2006 acquisition of Orion Gaming, we now own a 91,500 square-foot production, development and distribution facility in Bergen op Zoom, the Netherlands. We intend to expand this space beginning in fiscal 2008 to accommodate additional development staff and engineers.

Leased Facilities

In addition to the facilities described above, we maintain leased space in major gaming jurisdictions worldwide including:

North America	Europe and South Africa	Asia Pacific / Latin America
Atlantic City, New Jersey	Aosta, Italy	Buenos Aires, Argentina
Chicago, Illinois	Barcelona, Spain	Macau, China
Dover, Delaware	Graz, Austria	Sydney, Australia
Golden, Colorado	Guateng, South Africa
Gulfport, Mississippi	London, England
Kansas City, Missouri
Las Vegas, Nevada
Plantation, Florida
Reno, Nevada
Toronto, Ontario, Canada
Tunica, Mississippi
Waukegan, Illinois

ITEM 3. LEGAL PROCEEDINGS

On October 2, 2003, La Societe de Loteries du Quebec (“Loto-Quebec”) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (“VLC”) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we are vigorously defending ourselves against the allegations. The trial is set to begin in September 2008. Although we have valid grounds of defense, it is too early to assess the outcome of these actions, or to reasonably estimate the range of possible loss, if any.

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Spielo Manufacturing Inc., another manufacturer of VLTs, voluntarily intervened to support Loto-Quebec’s position. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class of allegedly 119,000 members is requesting damages totaling almost $700 million Canadian dollars, plus interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Product names mentioned in this Report are trademarks of WMS Gaming, Inc., except for the following marks: 3 WAY ACTION is a trademark of Yehia Awada; 3SPACE, BOSE and FREE FIELD are trademarks of Bose Corporation; A FISTFUL OF DOLLARS is a trademark of Metro-Goldwyn-Mayer Studios Inc.; ATI is a trademark of ATI Technologies Inc.; BRONCO BILLY and DIRTY HARRY are trademarks of Warner Bros. Consumer Products Inc.; CLINT EASTWOOD is a registered trademark of Clint Eastwood; DUKES OF HAZZARD is a trademark of Warner Bros. Entertainment Inc.; GREEN ACRES is a trademark of Orion Pictures Corporation; HOLLYWOOD SQUARES is a trademark of King World Productions, Inc; JOHN WAYNE is a trademark of Wayne Enterprises, L.P.; MATCH GAME and PASSWORD are trademarks of FremantleMedia Operations BV; MEN IN BLACK is a trademark of Columbia Pictures Industries, Inc; MONOPOLY is a trademark of Hasbro, Inc; PENTIUM is a trademark of Intel Corporation; POWERBALL is a trademark of the Multi-State Lottery Association; SUPERMARKET SWEEP is a trademark of Al Howard Productions, Inc; TOP GUN is a trademark of Paramount Pictures Corporation; TWINSTAR is a trademark of Orion Gaming B.V.; WORLD SERIES OF POKER is a trademark of Harrah’s License Company, LLC; YOU BET YOUR LIFE is a trademark of National Broadcasting Co., Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.50, trades publicly on the New York Stock Exchange under the symbol “WMS.” On August 21, 2007, there were approximately 715 holders of record of our common stock. On May 7, 2007, our Board of Directors authorized a three-for-two stock split of our common stock, effected in the form of a stock dividend. All stockholders received one additional share for every two shares of WMS common stock owned as of the close of business on the record date of May 29, 2007. The additional shares of common stock were issued on June 14, 2007 and our common stock began trading on the split-adjusted basis on June 15, 2007. The prices in the table below have been adjusted for the effect of the stock spilt.

The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

	High	Low
Fiscal Year Ended June 30, 2007
First Quarter	$20.21	$16.40
Second Quarter	24.92	19.35
Third Quarter	27.51	23.41
Fourth Quarter	31.20	25.73
Fiscal Year Ended June 30, 2006
First Quarter	$23.46	$18.14
Second Quarter	19.07	13.37
Third Quarter	20.37	16.05
Fourth Quarter	22.07	16.37

Dividend Policy

Except for cash paid in lieu of fractional shares in connection with our fiscal 2007 stock split, no cash dividends were declared or paid on our common stock during fiscal 2007 or 2006. The payment of future cash dividends will depend upon, among other things, our earnings, anticipated expansion and capital requirements and financial condition. We do not expect to pay cash dividends in the foreseeable future.

We have agreed to make additional payments of interest on our convertible subordinated notes if we declare a cash dividend on our common stock. The amount of the payments will be equal to the cash dividends that would be payable to the holders of the notes if the holders had converted their notes into shares of our common stock on the record date for the dividend. However, no such payment need be made if the dividend that would otherwise trigger the payment causes an adjustment to the note conversion rate. As a result of the three-for-two stock split discussed above, the note conversion rate was adjusted proportionately.

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At June 30, 2007, approximately $100.7 million would have been available for such purposes under the most restrictive of these covenants.

Issuance of Unregistered Securities

On July 18, 2007, we issued 4,157 shares of WMS common stock (the “Shares”) in connection with our acquisition of privately held SiP. The Shares were issued as partial consideration to two of SiP’s shareholders for their equity interest in SiP in connection with our acquisition of 100% of the outstanding equity interests in SiP. The Shares were valued at $0.1 million, based on the average closing price of our common stock on the New York Stock Exchange for the 30 business days that ended two days prior to the date of the acquisition. The Shares issued to the SiP shareholders under the Purchase Agreement were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Regulation S promulgated under the Securities Act as an offer and sale of securities occurring outside the United States and by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a transaction to an accredited investor not involving a public offering. Each of the two SiP shareholders represented that, on the date of issuance, he was located outside the United States and that he was acquiring the Company’s common stock for his own account. Each of the SiP shareholders further represented to the Company that his intention was to acquire the securities for investment only and not with a view to resell or distribute the securities. The SiP shareholders have agreed to transfer restrictions with respect to the Shares issued under the Purchase Agreement.

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the fourth quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs(1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)(2)
April 1, 2007 – April 30, 2007	—	—	—	$24,970,192
May 1, 2007 – May 31, 2007	—	—	—	$24,970,192
June 1, 2007 – June 30, 2007	—	—	—	$24,970,192

Total	—	—	—	$24,970,192

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

(2)

On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. This authorization replaces the $35 million authorization that expired on August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

ITEM 6. SELECTED FINANCIAL DATA

The data as of June 30, 2007 and 2006 and for the years ended June 30, 2007, 2006 and 2005 are derived from the audited Consolidated Financial Statements and related Notes that are included elsewhere in this Report. The data as of June 30, 2005, 2004 and 2003 and for the years ended June 30, 2004 and 2003 are derived from audited Consolidated Financial Statements and related Notes that are included in other reports filed with the Securities and Exchange Commission. On May 7, 2007, our Board of Directors authorized a three-for-two stock split of our common stock, effected in the form of a stock dividend. All stockholders received one additional share for every two shares of WMS common stock owned as of the close of business on the record date of May 29, 2007. Fiscal 2006, 2005, 2004 and 2003 earnings per share and weighted-average common shares outstanding have been restated to reflect the effect of this stock split.

The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included elsewhere in this Report.

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)
Statement of Operations Data:
Revenues	$539.8	$451.2	$388.4	$230.2	$178.7
Operating income (loss)	74.2	49.0	30.7	(1.8)	(17.6)
Income (loss) before income taxes	71.7	49.2	30.3	(3.0)	(18.9)
Provision (benefit) for income taxes	22.8	15.9	9.1	(2.1)	(10.6)
Net income (loss)(1)(2)(3)(4)	$48.9	$33.3	$21.2	$(0.9)	$(8.3)
Earnings (loss) per share:
Basic	$1.01	$0.71	$0.46	$(0.02)	$(0.18)
Diluted	$0.86	$0.63	$0.41	$(0.02)	$(0.18)
Weighted-average common shares:
Basic common stock outstanding	48.4	47.1	46.1	44.6	45.6
Diluted common stock and common stock equivalents	59.6	56.9	56.6	44.6	45.6
Dividends per common share	$—	$—	$—	$—	$—
Cash Flow Data:
Net cash provided by (used in):
Operating activities(5)	$118.9	$103.1	$6.1	$(18.0)	$29.4
Investing activities(5)	(158.8)	(94.1)	(45.8)	(43.6)	(30.2)
Financing activities	35.6	(4.6)	15.4	22.0	68.1
Effect of exchange rates on cash and cash equivalents	2.4	(0.5)	(0.4)	(0.1)	0.9

Increase (decrease) in cash and cash equivalents	$(1.9)	$3.9	$(24.7)	(39.7)	$68.2

	As of June 30,
	2007	2006	2005	2004	2003
	(in millions)
Balance Sheet Data:
Cash and cash equivalents(6)	$37.2	$39.1	$35.2	$59.9	$99.6
Short-term investments	—	—	6.1	55.8	58.4
Working capital	255.5	234.2	241.8	237.5	220.9
Total assets	655.7	526.4	478.4	395.0	351.0
Long-term debt(6)	115.0	115.0	115.0	115.0	100.0
Stockholders’ equity	433.6	325.6	285.2	239.5	221.2

(1)

Net income in fiscal 2007 includes $7.7 million of after-tax share-based payment expense, compared to $7.6 million, $2.4 million, $0.5 million and zero in fiscal 2006, 2005, 2004 and 2003, respectively. The increase in share-based payment expense in fiscal 2007 and 2006 is due to the Company’s adoption of SFAS No. 123R, effective July 1, 2005. See also Note 2, “Principal Accounting Policies” to our Consolidated Financial Statements.

(2)

Net income in fiscal 2007 includes a $1.0 million after-tax charge for expenses associated with management separation costs during the period and a $0.7 million tax benefit related to the period January 1, 2006 through June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation in December 2006.

(3)

Net income in fiscal 2005 includes: an after-tax charge of $0.7 million for employee separation costs; an after-tax gain of $0.4 million in other income from the license of certain intellectual property of a discontinued business; pre- and after-tax income of $1.5 million related to final settlement of tax advances with our former subsidiary, Midway Games Inc., which we previously fully reserved; and a non-cash after-tax charge of $2.9 million relating to net inventory charges to reduce legacy inventory to net realizable value.

(4)

Net loss for fiscal 2003 includes: an after-tax charge of $1.7 million to write-off a license agreement obligation for technology that we no longer intended to implement as an alternative operating system; an after-tax charge of $1.0 million related to an estimated impairment of an intellectual property license and related inventory; an after-tax charge of $2.2 million related to the purchase of rights to restricted stock at a discount from market value; an after-tax charge of $2.1 million to write-off certain inventory and distribution rights; an after-tax benefit of $4.1 million for tax adjustments resulting from finalizing prior year tax returns; and a $4.0 million pre-tax and after-tax charge related to tax settlement agreements with Midway Games Inc.

(5)

In fiscal 2007, we reclassified the amortization of finite-lived intangible assets from cash flows used in investing activities to “Non-cash expenses” in cash flows provided by operating activities in order to improve the presentation of the non-cash impact from amortizing these finite-lived intangible assets. This resulted in an increase to cash provided by operating activities and a corresponding increase to cash used in investing activities of $8.7 million, $9.7 million, $5.2 million and $3.5 million in fiscal 2006, 2005, 2004 and 2003, respectively. Refer also to Note 2, “Principal Accounting Policies,” and Note 7, “Intangible Assets” to our Consolidated Financial Statements included elsewhere in this report.

(6)

Reflects the receipt on July 3, 2003, of $15 million of net proceeds upon the exercise of an over allotment option in the note purchase agreement from our June 2003 issuance and sale of $100 million of 2.75% convertible subordinated notes due July 15, 2010.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Cautionary Note” and Item 1A. “Risk Factors” in this Report.

As used in this Report on Form 10-K, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

OVERVIEW

We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Our mission is to create the most entertaining products in the world, and service the customer with uncompromising passion for quality. Our products consist primarily of video gaming machines, mechanical reel gaming machines and VLTs. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in 117 international gaming jurisdictions. We generate revenue in two principal ways: from product sales and from gaming operations.

Product sales revenue includes the sale of new and used gaming machines, VLTs, parts, conversion kits (including theme and/or operating system conversions), amusement-with-prize (“AWP”) gaming machines, and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators.

➢

In our video product line, we have two product platforms: our Bluebird platform; and, with our acquisition of Orion Gaming in July 2006, Orion’s Twinstar™ platform. For our Bluebird platform, we have 81 game themes (“games”) approved, we introduced 28 new themes in fiscal 2007 and sold over 17,900 Bluebird video gaming machines worldwide. For our Twinstar platform, we have 22 games approved and shipped over 1,100 new Twinstar video gaming machines in fiscal 2007. With the introduction of new games and the significant expansion of our video game line since 1997, we undertook a new strategy in fiscal 2007 that focuses on segmenting our video games into three categories: G+, Classic and Innovation. Each product category has its own distinguishable player interface and game play features that communicate the game play experiences that each video game offers.

➢	G+ is a streamlined series of free-spin based games that have higher volatility of winning combinations and are designed to celebrate the win.

➢	Our Classic games are designed to be more interactive with the player by emphasizing thematic, second screen bonus rounds.

➢	Innovation games currently feature Cascading Reels and Wrap Around Pays™ which offer the player a different and unique experience on a traditional video gaming machine.

➢

In our mechanical reel product line, we use our Bluebird platform and have 89 games approved, including 21 games introduced in fiscal 2007. We sold over 6,500 mechanical reel gaming machines during fiscal 2007, including the successful line of five-reel games and new three-reel, multi-line, multi-coin games.

➢

We have a video poker product line, which is primarily offered as a casino-owned daily fee game, where the casino purchases the base hardware and then leases the top box and game for a low lease price point.

➢

We sell replacement parts and conversion kits for our legacy, Bluebird, Twinstar and AWP gaming machines. In addition, we sell CPU-NXT upgrade kits, which enable casinos to obtain all the features and functionality of the CPU-NXT operating system for a lower price compared to the purchase of a new Bluebird cabinet.

➢	We also sell used gaming machines that are acquired on a trade-in basis or that were previously placed on a participation basis.

➢

In addition, we sell amusement-with-prize gaming machines in certain international markets, a product line that was acquired with the Orion Gaming acquisition, and we manufacture and sell gaming stations in legacy, Bluebird and Twinstar cabinets in limited cases under OEM agreements to certain third parties.

We earn gaming operations revenues from leasing participation gaming machines, VLTs and for-sale gaming machines, and earn royalties from third parties under license agreements to use our games and other intellectual property. Our gaming operations includes an installed base of three types of participation gaming machines: wide-area progressive (“WAP”), local-area progressive (“LAP”) and stand-alone participation gaming machines. In addition, we have an installed base of casino-owned daily fee games where the casino purchased the base gaming machine and leases the top box and game. We also generate lease fees from an installed base of standard, for-sale gaming machines and VLTs, and we earn royalties from third parties that use our games and other intellectual property pursuant to licensing agreements with us.

During fiscal 2007, we introduced three new innovative participation gaming platforms:

➢

Community Gaming: The first of the new platform categories was introduced in the September 2006 quarter with the MONOPOLY Big Event game. Community Gaming is intended to build a table-game-like camaraderie amongst the players and consists of a bank of gaming machines linked to an overhead video screen that displays the bonus round. When the Big Event bonus triggers, the server that controls the overhead video screen enables all qualifying players on the bank to enter the bonus round and win together.

➢

“Sensory Immersion” Gaming: The second platform category to debut was our “Sensory Immersion” platform with the TOP GUN game launched in March 2007. This new platform utilizes our new CPU-NXT2 operating system and BOSE 3Space audio system to offer a multi-sensory player experience.

➢

Transmissive Reels Gaming: This gaming platform was the third of our Tri-Innovation products launched in fiscal 2007. By overlaying video animation directly over mechanical reels, Transmissive Reels combines the appeal of mechanical reel gaming with the visually engaging interactive real-time, 3-D animation of video gaming machines.

These three new gaming platforms helped expand our installed base of participation gaming machines, and we expect that new games to be introduced in fiscal 2008 on these three platforms will continue to support and grow the installed footprint of participation gaming machines.

Customer acceptance of Bluebird gaming machines, CPU-NXT, CPU-NXT2 and our new games continues to be favorable. From the launch of the Bluebird product in December 2003 through June 30, 2007, we shipped over 88,000 Bluebird units and CPU-NXT upgrade kits, and at June 30, 2007 had over 10,800 open orders for approximately 10,000 new Bluebird gaming machines and over 800 CPU-NXT upgrade units, which we expect to ship over the next four quarters. We expect order levels to continue at a strong pace as the Bluebird gaming machines and new games are generating above average daily win for casinos. We also expect continued strength in conversion kit revenues over the next several quarters, as operators decide to refresh their Bluebird gaming machines with new games and as we continue to deliver our CPU-NXT upgrade kits and printer upgrades.

For further information regarding our products, refer to “Company and Product Overview” in Item 1— Business in this Form 10-K.

OUR FOCUS

During fiscal 2007, we focused our efforts on five primary growth priorities, as well as the continued development of the next phase of new gaming technology—server-based gaming.

Primary Growth Priorities

1.

Priority: Continue to expand our installed base of participation gaming machines through the introduction of new and innovative gaming machines and games, including new games to refresh and maintain the appeal and performance of the existing installed base.

Fiscal 2007 Result: Our gaming operations business achieved a 16% increase in the average installed base to 7,299 units in fiscal 2007, and the average revenue per day increased to $57.66, driving a $25 million, or 17% improvement in gaming operations revenues for the fiscal year. Our new Community Gaming platform was the primary driver of the growth in our installed footprint of stand-alone participation units. At June 30, 2007, there were more than 1,600 MONOPOLY Big Event units installed in nearly 300 casinos globally. Our LAP product line grew to 2,333 units due to the introduction of new games GREEN ACRES, Life of Luxury and DUKES OF HAZZARD. Our WAP installed base increased due to the introduction of our “Sensory Immersion” and Transmissive Reels platforms and our TOP GUN game installed base exceeded 400 units by June 30, 2007, despite our limiting its placement to only two or four gaming machines per casino; and at June 30, 2007, we had more than 200 MONOPOLY Super Money Grab gaming machines installed and open orders for approximately 400 additional units. We anticipate a higher installed base of participation games at June 30, 2008, though growth rates are expected to moderate from fiscal 2007 levels. A key priority in fiscal 2008 is to expand our installed base of wide-area progressive gaming machines, with anticipated launches in the December 2007 quarter of our next “Sensory Immersion” game based upon the characters and game play ideas from “THE WIZARD OF OZ” movie, and a JOHN WAYNE® themed game on our Transmissive Reels platform.

2.

Priority: Grow our product unit shipments in North America through the development and distribution of new and novel games and gaming machines that expand our product line offering of differentiated gaming products.

Fiscal 2007 Result: Our North American unit shipments increased, as we sold 13% more units in fiscal 2007 at slightly higher average selling prices, despite a challenging replacement cycle and a very competitive marketplace. During fiscal 2007, we launched additional 5-reel mechanical products around the world, and late in the fiscal year we began offering new multi-line, multi-coin 3-reel mechanical games that offer low-denomination configurations. We continued to demonstrate our leadership and innovative capabilities in the video gaming category through the successful introduction of differentiated products and the segmentation of our video games into three distinct categories that we call: G+, Classic and Innovation. Growth in sales to Native American casinos in Oklahoma, the initial market opening and continued build-out by racino operators in Florida and Pennsylvania, fulfillment of a VLT contract with a state lottery commission, and the openings of new casinos in the Midwest also contributed to the demand for our products. We believe we will continue to gain market share in the North American market in fiscal 2008 as a result of our strong portfolio of games and continued product and game innovation.

3.

Priority: Continue to expand our international presence and unit shipments in overseas markets by increasing the product line available for sale in global markets, increasing our market share and, through the establishment of additional sales offices and an expanded number of sales personnel, increasing our exposure and recognition in international markets.

Fiscal 2007 Results: Our international shipments for the year grew 36% and comprised 29% of our total annual unit shipments. Our acquisition of Orion Gaming in July 2006 helped expand our international presence. Our Bluebird and Twinstar products realized a solid performance across a broad range of global markets, from Macau and the broader pan-Asian market, to Latin America and Europe. Our worldwide presence was strengthened during fiscal 2007 with on-the-ground additions to local sales and service teams in Asia and Latin America to better support our customers in those areas; and by our broader Bluebird product-line offering, enabled by the nearly simultaneous introduction of products on a global basis as a result of using a common CPU-NXT operating system. Orion Gaming also offers medium-term potential for new revenue streams and we believe the keys to generating sustainable success long-term with Orion Gaming will be to utilize the development capabilities resident within our organization to enhance Orion Gaming’s game production, and to utilize our existing distribution capabilities to increase revenue streams. We anticipate that our international growth will outpace our growth in North America shipments in fiscal 2008, driven by the continued expansion of the gaming industry worldwide and our expanding presence in key markets, including markets previously under-served by WMS.

4.

Priority: Enhance our profit margins through the execution of process improvement initiatives, including sourcing of gaming machine components, the production of new gaming machines and more effective flow in our business transactional processes. In addition, while we continue to expense increased amounts for research and development, as well as selling and administrative costs, we expect to realize operating leverage as a result of growing our revenues at a faster rate than the rate of planned cost increases.

Fiscal 2007 Results: The total gross profit margin increased 320 basis points to 56.5%, with a 340 basis point improvement in the gross profit margin on product sales to 45.8%, generating $39 million of incremental gross profit. Gaming operations contributed an additional $25 million increase to the overall gross profit, or a 22% improvement over prior year. Operating margin for fiscal 2007 improved 280 basis points over fiscal 2006 to 13.7%, despite a 19% increase in research and development expenses and a 25% increase in selling and administrative expenses. We expect to see further growth in both gross profit margin and operating margin as we continue to benefit from process improvement initiatives.

5.

Priority: Grow our sustainable cash flows through the continued investment in internal business opportunities that offer high rates of financial returns, including licensing or acquiring new technologies, brand names or other intellectual properties.

Fiscal 2007 Results: Net cash provided by operations was $118.9 million during fiscal 2007, up 15% over fiscal 2006. We are increasing our emphasis on not only better utilization of working capital, but also the effective use of capital deployed in general, and in specific, the amount of capital used in our gaming operations. We believe there is a sizable opportunity to utilize lean sigma tools to further improve operating performance and achieve greater efficiencies in the deployment of capital associated with working capital and the deployment of gaming operations equipment.

Significant investments in our business during fiscal 2007 included:

➢

$75.9 million in gaming operations equipment, which reflects the rapid build-out of our Community Gaming, “Sensory Immersion” and Transmissive Reels platforms and the deployment of capital, beginning in the March 2007 quarter, for the initial placement of leased games in Oklahoma, which we do not include in our participation installed base. We began leasing standard for-sale gaming machines to our Oklahoma customers who prefer a lease option rather than outright purchase. In addition, we are in the process of converting our installed base of VLT machines in Delaware and Rhode Island to Bluebird cabinets.

➢

$27.9 million of investments and royalty advances related to new licenses of intellectual properties, technologies and brands. We expect to use these licenses to create innovative games, products and services in the future.

➢	$20.9 million of net cash to close on our acquisition of Orion Gaming.

➢	The expansion of our Waukegan, Illinois facility to reduce the need for outside warehousing and support our continued production process improvement initiatives.

Server-Based Gaming

We believe that server-based gaming (“SBG”) will be the next significant technology development in the gaming machine industry. Server-based gaming refers to a gaming system in which games and peripherals are configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that enables custom configuration by operators and may also enable central determination of game outcomes. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of product offerings.

Our vision for SBG emphasizes enhanced game play and excitement for the player, in addition to the above mentioned functions. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe SBG will permit game play to be communal among several players.

Our first product to incorporate certain elements of SBG technology was successfully tested, approved and introduced at the end of our September 2006 quarter. Each bank of MONOPOLY Big Event gaming machines is linked to a server that controls the shared communal play outcome in the bonus round. The second phase of our Wide Area Game Enhanced Network, or WAGE-NET product, which includes certain downloadable features and functionality, was submitted for regulatory review during the fiscal 2007 fourth quarter. This version of the software will undergo internal testing by the gaming regulators and field testing in certain jurisdictions. We expect to submit the commercial version of our WAGE-NET product that incorporates full SBG functionality and enhanced game play features to regulators in mid-calendar 2008, with the first regulatory approval expected in the latter half of fiscal 2009. We have designed WAGE-NET so that it will support our casino customers’ existing investment in our Bluebird products, and yet enable them to move towards a server-based gaming environment. We are developing WAGE-NET in concert with the industry standard communication protocols established by the Gaming Standards Association to facilitate the interoperability of our products with other manufacturers’ and customers’ systems.

With the introduction of our TOP GUN gaming machine in fiscal 2007, we launched the latest version of our powerful operating platform CPU-NXT2, which will be the operating platform utilized for SBG. CPU-NXT2 is built on a Pentium IV class processor, with up to 2 gigabytes of random access memory, and utilizes the latest ATI 3-D graphics chip-set delivering real-time 24-bit true-color three-dimensional animation. In addition, a super-fast 40-gigabyte Serial Advanced Technology Attachment hard-drive provides ample storage space for graphics, full-motion movie clips and sound.

We are developing our new Bluebird2 gaming cabinet, which is a slimmer version of our Bluebird cabinet that requires less space on a casino floor, allowing casino operators to place more gaming machines in the same space. Bluebird2 will support gaming as it exists today and in the server-based world, as it contains dual LCD displays for the video product line and a single LCD display in the top box for the mechanical reel product line. The Bluebird2 is server-based gaming capable and supports all of the peripheral devices of the original Bluebird cabinet. The Bluebird2 also incorporates the same premium sound capabilities found on our original Bluebird cabinet, utilizing a new BOSE audio system developed exclusively for WMS. The new BOSE audio system is designed with innovative directional sound technology, allowing the player to experience lifelike sound reproduction similar to that of a live production.

OTHER KEY FISCAL 2007 ACTIVITIES

Acquisition of Orion Gaming

On July 13, 2006, we completed the acquisition of 100% of the outstanding stock of privately held Orion Financement Company (“Orion Gaming” or “Orion”), a Netherlands-based company that designs, manufactures and sells gaming machines. The total consideration for Orion Gaming, net of acquisition costs, was €23.6 million (or approximately U.S. $30.1 million), of which €8.6 million (U.S. $10.9 million) was for debt retirement. Orion stockholders received €15.0 million, comprised of €7.5 million (U.S. $9.6 million) in cash and €7.5 million (U.S. $9.6 million) of WMS common stock (549,564 shares). Orion Gaming continues to operate as a separate subsidiary of WMS. The transaction was neutral to our fiscal 2007 net income.

See also Note 4, “Business Acquisition” to our Consolidated Financial Statements.

Common Stock Split

On May 7, 2007, our Board of Directors authorized a three-for-two stock split of our common stock, effected in the form of a stock dividend. All stockholders received one additional share for every two shares of WMS common stock owned as of the close of business on the record date of May 29, 2007. The additional shares of common stock were issued on June 14, 2007 and our common stock began trading on the split-adjusted basis on June 15, 2007. Earnings per share, stock prices and weighted-average common shares outstanding have been restated, as appropriate, to reflect the effect of this stock dividend.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s accounting policies are more fully described in Note 2, “Principal Accounting Policies” to our Consolidated Financial Statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of WMS’ financial condition and results of operations and require management’s most difficult, subjective and complex judgments. We have discussed the development, selection and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition

Our revenue recognition principle for both product sales and gaming operations is to record revenue when all the following criteria are met:

➢	Persuasive evidence of an agreement exists;

➢	The price to the customer is fixed or determinable;

➢	The product is delivered; and

➢	Collectibility is reasonably assured.

The application of revenue recognition policies is critical due to the nature of product sales contracts we execute. When multiple product deliverables are included under a sales contract, we allocate revenue to each product based upon its respective fair value against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the products have value on a stand-alone basis and fair value of the separate elements exists. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements. In accordance with Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” revenues are allocated to each element based on the lesser of the element’s relative fair value or the amount that is not contingent on future delivery of another element. If the amount of non-contingent revenues allocated to a delivered element is less than the costs to deliver such services, then such costs are deferred and recognized in future periods when the revenues become non-contingent.

For LAP and stand-alone participation gaming machines, revenues are calculated based on gaming machine performance data provided to us by our customers (such as a percentage of the gaming machine’s win per day or fixed fee based on the actual number of days the gaming machine was on the casino floor). Due to the timing of the receipt of such performance data, we are required to make estimates of our LAP and stand-alone participation revenue based on an analysis of the historical data reported to us and taking into account anticipated or known events that may affect the historical trend, such as contract cancellations or additional gaming machine placements at a particular customer’s facility. We compare our estimates to the actual data, once received, and adjust our revenue estimates accordingly.

The application of this policy affects the level of our product sales and gaming operations revenue, cost of product sold, cost of gaming operations, accounts receivable, deferred revenue and accrued expenses. In fiscal 2007, 2006 and 2005, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

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

We apply an estimated annual effective tax rate to our quarterly operating results to determine the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. We modify our annual effective tax rate if facts and circumstances change between quarters. Our effective tax rate for fiscal 2007 and 2006 was 32%.

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

Refer also to “Recently Issued Accounting Standards” below and Note 9, “Income Taxes” to our Consolidated Financial Statements.

The application of this policy affects the level of our tax expense, current income tax receivables and liabilities, and current and non-current deferred tax assets and liabilities. In fiscal 2007, 2006 and 2005, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Share-Based Compensation Expense

Beginning July 1, 2005, we account for share-based compensation in accordance with the provisions of SFAS No. 123R. Pre-tax share-based compensation expense was $12.4 million, $12.2 million and $3.9 million for fiscal 2007, 2006 and 2005, respectively. As of June 30, 2007, there was $11.3 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 1.6 years. Also as of June 30, 2007, there was $6.0 million of total restricted share compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.

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

The application of this policy affects the level of our cost of product sales, cost of gaming operations, research and development expenses, selling and administrative expenses, additional paid-in capital and income tax expense. During fiscal 2007 and 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

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

In fiscal 2004, we introduced our new Bluebird cabinet and CPU-NXT gaming platform, and the high demand for these products has accelerated the obsolescence of former legacy product lines. In response to this, we took steps to address the most challenging components of the legacy inventory, as well as selling back to suppliers excess quantities of certain legacy raw materials. Some customers trade in their legacy gaming machines when they purchase a new Bluebird gaming machine. We either sell these trade-ins as-is or renovate the legacy gaming machines before resale. We also sell participation gaming machines as used gaming machines when we no longer need them in our gaming operations business. We maintain a legacy parts inventory which we use for renovating the trade-in games, producing new legacy gaming machines under OEM arrangements, or selling such parts to casinos and others for our spare parts business. An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine. The value is based upon an estimate of the condition of the gaming machine, as well as our experience in selling used gaming machines and could change due to changes in demand in general for used gaming machines. Therefore, we review our used gaming machine inventory for impairment on a routine basis. Actual demand for new and used legacy gaming machines may differ from anticipated demand, and such differences may have a material effect on our financial statements.

We sold over 6,600 and over 8,200 used gaming machines in fiscal 2007 and 2006, respectively. At June 30, 2007 and 2006, our inventories included 951 and 2,359 legacy gaming machines, respectively, and $8.5 million and $12.8 million of total legacy product, respectively.

The application of this policy affects the amount of our inventory and cost of product sales. In fiscal 2007 and 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. In fiscal 2005, we recorded incremental non-cash, pre-tax net inventory charges of $4.6 million to reduce legacy inventory to net realizable value.

Participation Gaming Machine Depreciation

Beginning with the introduction of our participation games in Bluebird cabinets in June 2004, we depreciate the Bluebird participation gaming machines over a three-year useful life to a minimal salvage value, while we depreciate the top boxes over a one-year useful life. A material adverse impact could occur if the actual useful life of the participation gaming machines or top boxes is less than what was used in estimating depreciation expense, or if actual salvage value is less than the anticipated salvage value.

The application of this policy affects the level of our gaming operations equipment, accumulated depreciation on gaming operations equipment and depreciation expense. In fiscal 2007, 2006 and 2005, we had no material changes in the critical accounting estimates arising from the application of this policy. We do not anticipate material changes in the near term.

Intellectual Property and Licensed Technology Valuations

We license intellectual property and technologies from third parties that we use in our gaming machines. At June 30, 2007 and 2006, we had $66.7 million and $55.0 million capitalized on our balance sheet for such costs, along with commitments not on our balance sheet for an additional $27.3 million and $43.3 million, respectively. As part of our contracts with the licensors, we typically provide a minimum commitment and prepay royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the royalty and license fees advances as Intangible assets.

When products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances are included in cost of product sales if related to a product sale or cost of gaming operations if related to placement or lease of gaming operations equipment. We regularly evaluate the estimated future benefit of royalty advances, as well as minimum commitments not yet paid, to determine amounts unlikely to be realized from forecasted sales or placements of our gaming machines. If actual or revised forecasts fall below the initial estimate, then we may need to revise the remaining useful life and/or record additional charges.

Refer also to Note 7, “Intangible Assets” and Note 13, “Commitments, Contingencies, and Indemnifications,” to our Consolidated Financial Statements for further information.

The application of this policy affects the level of our current assets, non-current assets, current liabilities, cost of product sales, cost of gaming operations, research and development expense and selling and general expense. In fiscal 2007, 2006 and 2005, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and also excludes income tax accounting from SFAS No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, accordingly, we will adopt FIN 48 beginning in fiscal 2008. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We do not expect the adoption of FIN 48 to have a material impact on our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Gulf Coast Hurricanes

During the September 2005 quarter, two hurricanes devastated the Gulf Coast of Louisiana and Mississippi, which affected the Company’s facilities and its customers’ facilities. We reopened our Gulfport facility in November 2005, but incurred, and continue to incur hurricane-related revenue loss. Historically, our participation revenue per day in the Mississippi and Louisiana markets is over 40% higher than the Company’s overall average.

We carry both property and business interruption insurance. We expect damage to our leased facility in Gulfport to be covered by our property insurance, after the deductible. In fiscal 2005, we received the first property insurance payment from the insurance company. We have assessed the usability of the inventory and participation gaming machines damaged in our Gulfport facility and added damaged items to our property claim.

The property insurance carries a deductible that was expensed in fiscal 2005, as was our $100,000 contribution to our employee relief fund and other related expenses. There is no deductible for the business interruption insurance and this coverage began 48 hours after elected officials ordered the evacuation of the areas. During fiscal 2006, we received business interruption insurance proceeds of $1.0 million, representing an initial reimbursement for losses arising from Hurricane Katrina, which we recorded in interest and other income, net on the Consolidated Statements of Income. We began litigation against the insurance company in the Mississippi courts in the September 2006 quarter. We continue to pursue additional insurance claims, but cannot presently estimate the amount or timing of any additional payment, or the results of any litigation. The Company has not recorded and will not record any amount for unreimbursed business interruption claims until an agreement is reached with its insurer as to the amount of the recovery.

Seasonality

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction.

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions, except unit data):

					Percent Increase (Decrease)
	Year Ended June 30,		Increase (Decrease)
	2007	2006
Product Sales Revenues
New unit sales revenues	$317.0	$254.7	$62.3		24.5%
Parts, used games, conversions and OEM revenues	49.3	47.8	1.5		3.1

Total product sales revenues	$366.3	$302.5	$63.8		21.1

New units sold	25,613	21,512	4,101		19.1
Average sales price per new unit	$12,378	$11,840	$538		4.5
Gross profit on product sales revenues(1)	$167.7	$128.4	$39.3		30.6
Gross margin on product sales revenues(1)	45.8%	42.4%	340	bp	8.0

Gaming Operations Revenues
Participation revenue	$153.6	$130.8	$22.8		17.4
Other gaming operations revenue	19.9	17.9	2.0		11.2

Total gaming operations revenues	$173.5	$148.7	$24.8		16.7

WAP games at period end	1,507	1,864	(357)		(19.2)
LAP games at period end	2,333	1,495	838		56.1
Stand-alone games at period end	4,436	3,726	710		19.1

Total installed participation base at period end	8,276	7,085	1,191		16.8

Average participation installed base	7,299	6,285	1,014		16.1
Average revenue per day per participation machine	$57.66	$57.04	$0.62		1.1

Installed casino-owned daily fee games at period end	760	794	(34)		(4.3)
Average casino-owned daily fee games installed base	728	773	(45)		(5.8)

Gross profit on gaming operations revenue(1)	$137.3	$112.3	25.0		22.3
Gross margin on gaming operations revenue(1)	79.1%	75.5%	360	bp	4.8

Total revenues	$539.8	$451.2	$88.6		19.6
Total gross profit(1)	$305.0	$240.7	$64.3		26.7
Total gross margin(1)	56.5%	53.3%	320	bp	6.0

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for fiscal 2007 increased 19.6%, or $88.6 million, over fiscal 2006, reflecting:

➢	A $62.3 million increase in new unit sales revenue as a result of:

➢

A 19.1% increase in new units sold worldwide. North American new units sold increased 13.2%, reflecting: the introduction of new products and game segmentation strategies, such as our G+ video games; the initial and ongoing shipments into the new Pennsylvania and Broward County, Florida markets; openings of new casinos in the Midwest; steady demand from Native American tribal operators, particularly in Oklahoma; the fulfillment of a previously announced state lottery commission contract; and the launch of several new products; all of which were partially offset by the sluggish North American replacement market. International new units sold increased 36.1% over the prior year, reflecting the positive contribution of Orion Gaming, growth in Macau and the broader pan-Asian market, and continued growth throughout Europe, South Africa and Latin America. Demand for our mechanical reel products continues to increase and accounted for 25% of new unit sales in fiscal 2007 compared to 14% in fiscal 2006.

➢	A 4.5% year-over-year increase in average selling price, due to an increase in list prices and higher sales of premium priced products.

➢

A $1.5 million increase in other product sales, as an increase in conversion revenues, top box revenues, parts revenues, Orion AWP revenues and Orion OEM revenues were partially offset by a reduction in OEM revenues from Multimedia Games, used gaming machines revenues and the fact that fiscal 2006 benefited from $1.8 million of revenue from an earn-out provision under a lottery contract.

➢	We sold over 6,600 used gaming machines in fiscal 2007 with a greater percentage being higher-priced refurbished units, compared to over 8,200 used gaming machines in fiscal 2006.

➢	We earned revenue on the sale of over 7,200 conversion kits in fiscal 2007, compared to over 6,200 conversion kits in fiscal 2006.

➢	A 16.7% growth in total gaming operations revenues due to:

➢

A 16.1% increase in the average installed base of participation gaming machines, driven by our newer products, such as MONOPOLY Big Event stand-alone gaming machines, GREEN ACRES and Life of Luxury LAP gaming machines, as well as the initial success of our TOP GUN and MONOPOLY Super Money Grab WAP gaming machines, partially offset by declines in our other stand-alone and POWERBALL WAP participation games.

➢	Overall average revenues per day increased slightly, reflecting a higher average installed base of higher-earning WAP gaming machines during fiscal 2007 than in fiscal 2006.

Total gross profit, as used herein excluding depreciation expense, increased 26.7%, or $64.3 million, to $305.0 million for fiscal 2007 from $240.7 million for fiscal 2006. This improvement reflects:

➢

Gross margin on product sales revenues was 45.8% for fiscal 2007 compared to 42.4% for fiscal 2006. Gross margin for fiscal 2007 reflects operating leverage from higher volume, the favorable impact from continued process improvements, and a favorable mix of premium-priced products, partially offset by the impact from selling lower-margin Orion Gaming machines. Furthermore, in fiscal 2007, refurbished used gaming machines that sell at higher prices and generate higher gross profit were a greater percent of total used gaming machine sales than in fiscal 2006.

➢

Gross margin on gaming operations was 79.1% in fiscal 2007, compared to 75.5% for fiscal 2006, primarily due to favorable WAP jackpot experience and a larger number of higher-margin WMS branded themes in the average installed base, partially offset by a higher average installed base of lower-margin WAP units in fiscal 2007 than in fiscal 2006.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,
	2007		2006		Increase
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$58.1	10.8%	$49.0	10.9%	$9.1	18.6%
Selling and administrative	109.8	20.3%	88.0	19.5%	21.8	24.8%
Depreciation	62.9	11.7%	54.7	12.1%	8.2	15.0%

Total operating expenses	$230.8	42.8%	$191.7	42.5%	$39.1	20.4%

Research and development expenses increased $9.1 million to $58.1 million in fiscal 2007, compared to $49.0 million in the prior year. The increase reflects planned higher spending for our expanded product development initiatives, including server-based gaming development, and for technology-based tools that are accelerating our product development cycle. Also contributing to the increase were higher payroll-related costs associated with improved operating performance and the research and development expenses of Orion Gaming (acquired in July 2006), including the additional spending we have implemented since the July 2006 acquisition as part of our efforts to expand our international development capabilities. During fiscal 2007, we introduced 49 new games for sale and 28 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2006 of 57 new games for sale and 26 new participation and casino-owned daily fee games.

Selling and administrative expenses, inclusive of $1.4 million of management separation costs incurred during the September 2006 quarter, increased $21.8 million to $109.8 million in fiscal 2007 compared to $88.0 million in fiscal 2006. Fiscal 2007 includes the selling and administrative expenses of Orion Gaming incurred since the mid-July 2006 acquisition, higher payroll-related costs associated with our improved operating performance and headcount increases during the past twelve months, greater trade convention costs and increased marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives.

Depreciation expense increased $8.2 million to $62.9 million in fiscal 2007 compared to $54.7 million in fiscal 2006. This reflects the steady increase in the installed base of participation games throughout fiscal 2006 and 2007, as evidenced in the 16.8% year-over-year increase in the period-end installed base of participation machines. The increase also reflects depreciation related to Orion Gaming. We invested $75.9 million in gaming operations equipment, top boxes and related equipment during fiscal 2007, $68.7 million during fiscal 2006, and $63.9 million during fiscal 2005.

For fiscal 2008 and 2009, we expect to increase research and development spending to support our expanding portfolio of innovative and differentiated product offerings, further our progress with our server-based gaming initiatives, and for new game development tools, technological advancements and innovations in game play. The increased investment is also anticipated to support further growth of our game library and enhance the productiveness of our development efforts. Selling and administrative expenses are anticipated to increase more modestly in fiscal 2008 and are expected to decline slightly as a percent of revenues in fiscal 2008 and 2009. In line with the more moderate rate of growth expected for our installed participation footprint, we anticipate our capital investment in gaming operations equipment to decline in fiscal 2008 and 2009, and estimate capital expenditures for property, plant and equipment to be consistent with fiscal 2007. In aggregate, we expect continued improvement in our operating margin, even with the additional spending on research and development initiatives.

Interest Expense

We incurred interest expense of $5.1 million and $4.3 million for fiscal 2007 and 2006, respectively, primarily related to our 2.75% convertible subordinated notes, amortization of debt issuance costs and, in fiscal 2007, interest and fees on borrowings under our revolving credit facility.

Interest and Other Income, Net

Interest and other income, net decreased by $1.9 million to $2.6 million for fiscal 2007, primarily due to lower interest income earned on cash and cash equivalents in fiscal 2007 as a result of lower average cash balances, and the fact that, in fiscal 2006, we received business interruption insurance proceeds of $1.0 million, representing an initial reimbursement for business interruption losses arising from Hurricane Katrina.

Income Taxes

The estimated effective tax rate for fiscal 2007 was 32%, consistent with the rate for fiscal 2006. The fiscal 2007 effective tax rate reflects utilization of the export sales deduction, which expired in December 2006, the domestic manufacturing deduction and the effect of the retroactive reinstatement of the research and development tax credit legislation back to January 1, 2006. Since the research and development tax credit legislation was reinstated in December 2006, retroactive to January 1, 2006, the effective tax rate includes the credit earned for the period January 1, 2006 through June 30, 2006, which aggregated $0.01 per diluted share, in addition to the tax credit earned during fiscal 2007.

Earnings Per Share

Diluted earnings per share increased to $0.86 for fiscal 2007, from $0.63 for fiscal 2006. The fiscal 2007 earnings per share includes a $1.0 million after tax, or $0.02 per diluted share, impact for separation charges associated with management separation costs during the period and a $0.01 per diluted share benefit related to the six months ended June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation. The increase in earnings per share attributable to increased net income in fiscal 2007 was partially offset by a higher diluted share count resulting from the issuance of common shares upon the exercise of employee stock options and an increase in the dilutive effect of employee stock options due to the increase in WMS’ common stock market price during fiscal 2007.

Impact of Inflation

During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Fiscal Year Ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions, except unit data):

	Year Ended June 30,		Increase (Decrease)		Percent Increase (Decrease)
	2006	2005
Product Sales Revenues
New unit sales revenues	$254.7	$233.5	$21.2		9.1%
Parts, used games, conversions and OEM revenues	47.8	45.1	2.7		6.0

Total product sales revenues	$302.5	$278.6	$23.9		8.6

New units sold	21,512	22,784	(1,272)		(5.6)
Average sales price per new unit	$11,840	$10,250	$1,590		15.5
Gross profit on product sales revenues(1)	$128.4	$111.4	$17.0		15.3
Gross margin on product sales revenues(1)	42.4%	40.0%	240	bp	6.0

Gaming Operations Revenues
Participation revenue	$130.8	$86.4	$44.4		51.4
Other gaming operations revenue	17.9	23.4	(5.5)		(23.5)

Total gaming operations revenues	$148.7	$109.8	$38.9		35.4

WAP games at period end	1,864	943	921		97.7
LAP games at period end	1,495	—	1,495		n/m
Stand-alone games at period end	3,726	4,977	(1,251)		(25.1)

Total installed participation base at period end	7,085	5,920	1,165		19.7

Average participation installed base	6,285	4,861	1,424		29.3
Average revenue per day per participation machine	$57.04	$48.75	$8.29		17.0
Installed casino-owned daily fee games at period end	794	619	175		28.3
Average casino-owned daily fee games installed base	773	217	556		256.2
Gross profit on gaming operations revenue(1)	$112.3	$84.6	$27.7		32.7
Gross margin on gaming operations revenue(1)	75.5%	77.0%	(150	) bp	(1.9)

Total revenues	$451.2	$388.4	$62.8		16.2
Total gross profit(1)	$240.7	$196.0	$44.7		22.8
Total gross margin(1)	53.3%	50.5%	280	bp	5.5

bp	basis point
n/m	Information not meaningful.
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for fiscal 2006 increased 16.2%, or $62.8 million, to $451.2 million from $388.4 million for fiscal 2005. The year-over-year improvement reflects:

➢

Product sales revenue increases due to: a 15.5% increase in the average selling price of new gaming units resulting from increased sales of premium priced product offerings and product options and list price increases; a $5.5 million increase in used gaming machines revenues; realization of a $1.8 million earn-out from a performance-based contract with a lottery commission; an increase in OEM sales; and an increase in other product sales revenues. This increase was partially offset by a 5.6% decrease in new unit shipments due to the impact of casino closings following the summer of 2005 Gulf Coast hurricanes and sale of only 328 new units to Russia compared to almost 3,000 new units sold to Russia in fiscal 2005 as a result of continued regulatory legislative transition; as well as a $6.1 million decrease in revenues from CPU-NXT and game conversion kits.

➢	We sold 8,287 used game units, primarily “as-is” to international markets during fiscal 2006, compared to 2,442 units in fiscal 2005.

➢	We shipped 6,219 conversion kits in fiscal 2006 compared to 6,516 conversion kits in fiscal 2005.

➢

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

Total gross profit, as used herein excluding depreciation expense, increased 22.8%, or $44.7 million, to $240.7 million for fiscal 2006 from $196.0 million for fiscal 2005. This improvement reflects:

➢	Higher margin gaming operations were 33.0% of total revenues in fiscal 2006 compared to 28.3% of total revenues in fiscal 2005, as gaming operations grew faster than product sales in fiscal 2006.

➢

An increase in the gross margin on product sales revenues to 42.4%, inclusive of $0.3 million of share-based payment expense for fiscal 2006, from 40.0% for fiscal 2005, primarily due to a higher average sales price and mix of products sold. This increase was partially offset by higher sales of low-margin used gaming machines and lower sales of high-margin conversion kits. The higher mix of used gaming machines revenues in overall product sales revenues impacted product sales gross margin by approximately 260 basis points.

➢

A decrease in the gross margin on gaming operations to 75.5% in fiscal 2006 from 77.0% for fiscal 2005, due primarily to the impact of a greater mix of lower-margin WAP games and increased jackpot expense, partially offset by the benefit of the growth in the installed base of Jackpot Party Progressive LAP products which, as a WMS brand, incur no royalty expense.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,				Increase (Decrease)
	2006		2005
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$49.0	10.9%	$50.3	13.0%	$(1.3)	(2.6)%
Selling and administrative	88.0	19.5%	74.6	19.2%	13.4	18.0%
Depreciation	54.7	12.1%	40.4	10.4%	14.3	35.4%

Total operating expenses	$191.7	42.5%	$165.3	42.6%	$26.4	16.0%

Research and development expenses were essentially flat year-over-year. In late fiscal 2006 we first began to increase our staffing, primarily to support the Company’s increased spending on development initiatives for server-based gaming products. Research and development expenses included $2.6 million and $0.3 million of share-based payment expense in fiscal 2006 and fiscal 2005, respectively, with the increase due to the adoption of SFAS No. 123R on July 1, 2005. During fiscal 2006, we introduced 57 new games for sale and 26 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2005 of 50 new games for sale and 18 new participation and casino-owned daily fee games.

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

Fiscal 2006 depreciation expense increased to $54.7 million from $40.4 million in fiscal 2005, primarily reflecting the record growth we achieved in our installed base of participation machines in gaming operations throughout fiscal 2006 and 2005. The Company invested $68.7 million in gaming operations equipment, top boxes and related equipment during fiscal 2006. The investment in gaming operations equipment reflects our continual expansion of the installed base of our participation games and continued refreshing of our installed base of participation gaming machines with new games.

Interest Expense

We incurred interest and issuance cost amortization expense of $4.3 million and $3.9 million for fiscal 2006 and 2005, respectively, primarily related to our 2.75% convertible subordinated notes and amortization of debt issuance costs.

Interest and Other Income, Net

During fiscal 2006, we recorded $4.5 million of net other income, including $1.4 million of investment income earned on cash, cash equivalents and short-term investments, which amounted to $52.7 million at June 30, 2006 and $2.1 million of interest on customer notes receivable. Also in fiscal 2006, we received business interruption insurance proceeds of $1.0 million, representing an initial reimbursement for business interruption losses arising from Hurricane Katrina. In fiscal 2005, we recorded $3.5 million of net other income, including $1.4 million of investment income earned on cash, cash equivalents and short-term investments, $1.5 million of pre- and after-tax income related to final settlement of tax advances with our former subsidiary, Midway Games, which we previously fully reserved, and a pre-tax gain of $0.6 million in other income from the license of certain intellectual property of a discontinued business.

Income Taxes

The effective tax rate for fiscal 2006 increased to 32.3% from 30.0% for fiscal 2005, reflecting increased income in 2006, lower export sales deductions and lower utilization of tax credits as a result of the December 31, 2005 expiration of the research tax credit.

Earnings Per Share

Diluted earnings per share increased to $0.63 for fiscal 2006 from $0.41 for fiscal 2005. The fiscal 2006 diluted earnings per share includes $0.10, after tax, related to the adoption of SFAS No. 123R.

LIQUIDITY AND CAPITAL RESOURCES

In any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue increase or decrease, causing a corresponding change in working capital. In periods when revenues are increasing, the expanded working capital and capital expenditures needs will be funded from available cash, cash equivalents, short-term investments, cash from operations, and, if necessary, proceeds from additional borrowings or additional equity offerings. Capital commitments are made for property, plant and equipment and gaming operations equipment; other commitments made relate primarily to licensing or technology agreements to obtain access to third-party brands, intellectual properties or technologies that we have not developed internally. Also, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements.

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts at June 30 are summarized as follows (in millions):

			Increase
	2007	2006	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$53.2	$52.7	$0.5	0.9%
Total current assets(A)	342.2	308.2	34.0	11.0
Total assets	655.7	526.4	129.3	24.6
Total current liabilities(B)	86.7	74.0	12.7	17.2
Long-term debt	115.0	115.0	—	—
Stockholders’ equity	433.6	325.6	108.0	33.2
Net working capital(A) – (B)	255.5	234.2	21.3	9.1

(1)

Includes restricted cash of $16.0 million and $13.6 million as of June 30, 2007 and June 30, 2006, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $21.3 million from June 30, 2006, and was primarily affected by the following components:

➢	An increase in total current receivables, net of $28.3 million, or 19.4%, to $173.9 million compared to June 30, 2006, as a result of the 19.6% revenue growth during the period;

➢	An increase in inventories of $3.5 million, or 4.6%, over June 30, 2006, despite a 19.6% increase in revenues;

➢

Cash and cash equivalents decreased by $1.9 million year-over-year, as cash flow provided by operating and financing activities was utilized to fund our cash flow used in investing activities; as well as,

➢

A $9.3 million increase in accrued compensation and related benefits due to higher payroll-related costs associated with improved operating performance, increased headcount, and the timing of payments.

We have not experienced significant bad debt expense in any of the periods presented. We are placing increased emphasis on more effectively utilizing working capital elements, in particular greater cross-functional team focus on better managing inventory, current accounts and notes receivable and accounts payable. We believe that substantial opportunity exists to free up additional cash through greater focus and better management of these working capital categories during the next couple of years. We are also increasing our emphasis on the effective use of capital deployed in general, and in specific, the amount of capital used in our gaming operations. We believe there is a sizable opportunity to utilize lean sigma tools to further improve operating performance and achieve greater efficiencies in the deployment of capital associated with working capital and the deployment of gaming operations equipment.

As described in Note 13, “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements, we have royalty and license commitments for brand, intellectual property and technology licenses of $27.3 million that are not recorded in our Consolidated Balance Sheets.

We believe that total cash and cash equivalents of $53.2 million at June 30, 2007, inclusive of $16.0 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations equipment, the levels of inventories and receivables required in the operation of our business, investments in royalties, licensed technologies, patents and trademarks, and any repurchases of common stock for the next year. In fiscal 2008 and 2009, we expect cash flow from operations to continue to increase as we grow our market share. We do not believe we will need to raise a significant amount of additional capital in the short term or long term; however, we will assess market opportunities as they arise.

Convertible Subordinated Notes

At June 30, 2007, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement contains covenants that require us to maintain certain financial ratios, which could limit our ability to declare dividends or make distributions to holders of any shares of capital stock, or redeem or otherwise acquire shares of our Company. At June 30, 2007, approximately $100.7 million was available for such purposes under the most restrictive of these covenants.

During fiscal 2007, we borrowed $5.0 million against our revolving credit facility at three different times to ensure our short-term cash needs would be met, given our $20.9 million net cash expenditure for the acquisition of Orion Gaming earlier in the year and our investments and advancements in royalties, licensed technologies, patents, and trademarks. We subsequently repaid each of the three $5.0 million loans, plus accrued interest, at various times throughout the year. We did not borrow any funds against this facility during the June 2007 quarter and had paid any outstanding borrowings prior to March 31, 2007.

In the June 2007 quarter, we amended our revolving credit agreement to allow for increases in capital expenditures and additions to gaming operations equipment, as well as other changes to covenants over the life of the agreement.

Common Stock Repurchase Program

We were authorized by our Board of Directors to repurchase up to $35 million of the Company’s common stock through August 8, 2007. During fiscal 2007 and through August 8, 2007, we did not repurchase any of our common stock and, as of June 30, 2007, approximately $25 million remained outstanding under the expanded authorization. Refer to Note 11, “Stockholders’ Equity” to our Consolidated Financial Statements for further information on our stock repurchases.

On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. This authorization replaces the $35 million authorization that expired on August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended June 30,			2007 to 2006 Change	2006 to 2005 Change
	2007	2006	2005
Net cash provided by (used in):
Operating activities	$118.9	$103.1	$6.1	$15.8	$97.0
Investing activities	(158.8)	(94.1)	(45.8)	(64.7)	(48.3)
Financing activities	35.6	(4.6)	15.4	40.2	(20.0)
Effect of exchange rates on cash and cash equivalents	2.4	(0.5)	(0.4)	2.9	(0.1)

Net increase (decrease) in cash and cash equivalents	$(1.9)	$3.9	$(24.7)	$(5.8)	$28.6

In fiscal 2007, we reclassified the amortization of finite-lived intangible assets from cash flows used in investing activities to “Non-cash expenses” in cash flows provided by operating activities in order to improve the presentation of the non-cash impact from amortizing these finite-lived intangible assets. This resulted in an increase to cash provided by operating activities and a corresponding increase to cash used in investing activities of $8.7 million and $9.7 million in fiscal 2006 and 2005, respectively. Refer also to Note 2 “Principal Accounting Policies” and Note 7, “Intangible Assets.”

Operating activities: The $15.8 million increase in cash provided by operating activities in fiscal 2007 compared to fiscal 2006 resulted from several factors, including:

➢	A positive impact from the $15.6 million increase in net income and a $8.2 million increase in depreciation partially offset by;

➢

A negative impact from the $14.5 million net increase in changes in operating assets and liabilities, due to the impact of the relatively slight increase in inventory from fiscal 2006 to fiscal 2007, as compared to the decrease from fiscal 2005 to fiscal 2006 (as explained above), partially offset by the smaller increase in our restricted cash from fiscal 2006 to fiscal 2007. While we continued to add new WAP links during fiscal 2007, we had established significantly more new WAP links during fiscal 2006, driving the growth in restricted cash during that period. The growth in our total receivables had a similar impact on cash flow from operations in fiscal 2007 and fiscal 2006.

The $97.0 million increase in cash provided by operating activities in fiscal 2006 compared to fiscal 2005 was primarily due to a reduction in inventory levels, a reduction in the rate of growth of our accounts and notes receivable during fiscal 2006 compared to fiscal 2005, a $12.1 million increase in net income, a $14.3 million net increase in depreciation, a $9.5 million increase in non-cash expenses, partially offset by offering our customers slightly extended payment terms, and a $7.1 million increase in restricted cash related to the increase in the number of WAP jackpots offered.

As mentioned above, we are placing increased emphasis on more effectively utilizing working capital elements and believe that substantial opportunity exists to free up additional cash. Combined with anticipated increases in net income from increased revenues from higher new unit sales at a higher average selling price, a greater average participation gaming machine installed base, and higher average revenue per day for participation gaming machines, we anticipate a higher amount of cash to be provided by operations in fiscal 2008 and 2009, than in fiscal 2007.

Investing Activities: The $64.7 million increase in cash used by investing activities in fiscal 2007 compared to fiscal 2006 was primarily due to:

➢

The acquisition on July 13, 2006, of 100% of the outstanding stock of privately held Orion Gaming. The acquisition resulted in a net use of cash of $20.9 million, including debt retirement, cash consideration paid and acquisition costs, net of cash acquired.

➢

A $7.2 million increase in the amount invested in gaming operations machines, top boxes and related equipment during fiscal 2007 to $75.9 million. In line with the more moderate rate of growth expected for our installed participation footprint, we anticipate our investment in gaming operations equipment will be lower in fiscal 2008 than in fiscal 2007.

➢

An $18.5 million increase in the amount invested in property, plant and equipment during fiscal 2007 to $34.1 million, due primarily to the expansion of our Waukegan, Illinois facility to consolidate outside warehousing and support our continued process improvement initiatives, as well as investments in internal and purchased software. We expect that capital expenditures for property, plant and equipment in fiscal 2008 will be comparable to fiscal 2007 capital expenditures.

➢

A $12.0 million increase in investment and advances in royalties, licensed technologies, patents, and trademarks as the Company continues to acquire innovative and creative technologies and intellectual property.

➢	Net cash of $6.1 million was provided from the redemption of short-term investments during fiscal 2006, with no redemptions of such investments in fiscal 2007.

The $48.3 million increase in cash used in investing activities in fiscal 2006 compared to fiscal 2005 was primarily due to an increase of $7.5 million in cash used to purchase property, plant and equipment, a $4.8 million increase in investments in gaming operations equipment, and the $43.5 million reduction of proceeds from the redemption of short-term investments in fiscal 2006.

Financing Activities: The $40.2 million increase in cash provided by financing activities was primarily due to:

➢

The receipt of $26.7 million from the exercise of stock options in fiscal 2007, compared to $4.2 million in fiscal 2006, along with the related tax benefit of $8.9 million in fiscal 2007 and $1.2 million in fiscal 2006. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

➢	$10.0 million in repurchases of the Company’s stock during fiscal 2006, with no similar repurchases during fiscal 2007.

The $20.0 million decrease in cash provided by financing activities in fiscal 2006 compared to fiscal 2005 was primarily due to a $11.2 million reduction in cash received from the exercise of stock options and the repurchase of approximately $10.0 million of our common stock in fiscal 2006 compared to no such repurchases in fiscal 2005.

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

Our obligations under these arrangements, under our convertible subordinated notes and other contractual obligations at June 30, 2007, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$26.7	$3.7	$6.5	$6.0	$10.5
Royalty payments	27.3	10.5	11.5	5.3	—
Non-cancelable raw material purchase orders	6.3	6.3	—	—	—
Convertible subordinated notes	115.0	—	—	115.0	—
Performance bonds	14.7	14.7	—	—	—
Other, including guaranteed minimums in employment agreements and capital expenditures and	15.9	13.7	0.8	0.4	1.0

Total	$205.9	$48.9	$18.8	$126.7	$11.5

The total potential royalty commitments, including payments already made, decreased to $27.3 million at June 30, 2007 from $43.3 million at June 30, 2006, due to advances and payments made on existing commitments, partially offset by a slight increase in gross commitments. Potential royalty commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See also Note 13, “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Non-cancelable raw materials purchase orders decreased to $6.3 million as of June 30, 2007 from $34.1 million as of June 30, 2006, due to the reevaluation of our purchasing practices and procedures as part of our alignment with lean sigma principles.

We have performance bonds outstanding of $14.7 million at June 30, 2007, to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2007, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 14, “Litigation,” to our Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of June 30, 2007, we were not aware of any obligations arising under these agreements that would require material payments.

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock, equity-based performance units and deferred stock units to our employees, officers, directors and consultants and warrants to a licensor, and we have issued convertible subordinated notes.

Self-Insurance

We are self-insured for various levels of workers’ compensation, electronic errors and omissions liability, automobile collision insurance, as well as employee medical, dental, prescription drug, and disability coverage. We purchase stop-loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and actuarial estimates of claims incurred but not reported.

SUBSEQUENT DEVELOPMENTS

Acquisition

On July 19, 2007, we completed the acquisition of 100% of the outstanding stock of privately held Systems in Progress GmbH (“SiP”), an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. The total consideration for SiP, excluding acquisition costs, was $4.7 million. SiP’s former majority shareholder is a customer of WMS and $4.5 million of the total consideration resulted from extinguishing trade accounts receivable owed by that customer to WMS for its entire equity ownership in SiP. Two minority shareholders were paid equal value in cash and shares of WMS common stock that in total aggregated approximately $0.2 million. The transaction is expected to be immaterial to our fiscal 2008 net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of June 30, 2007, we had $115.0 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $251.7 million. Using a discounted cash flow model, and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50-basis-point change in the prevailing market interest rates would impact the fair value of our fixed rate-debt by approximately $1.4 million, but would not impact our cash flows or future results of operations. However, the fair value of our convertible fixed rate debt is more significantly dependent on the market price of our common stock into which it can be converted.

We have a multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Borrowings under this facility bear interest at a certain percentage above the agent’s prime rate, or above the LIBOR rate. There were no outstanding borrowings under this facility as of June 30, 2007.

Foreign Currency Risk

We have subsidiaries in Australia, Austria, Canada, China, the Netherlands, Slovakia, Spain, South Africa, and the United Kingdom for distribution and development operations. These subsidiaries transact business in their respective foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2007 would have resulted in a pretax loss (or gain) of about $0.5 million.

The net assets of these subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive loss in stockholders’ equity. Such translation resulted in unrealized gains of $3.2 million and losses of $0.5 million for fiscal 2007 and 2006, respectively.

In addition, foreign governments could impose restrictions on currency movements that might make it costly or impossible to repatriate earnings to the U.S.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this Report immediately following Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2007 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2007.

The effectiveness of our internal control over financial reporting as of June 30, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 25, 2007 with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 25, 2007 with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 25, 2007 with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 25, 2007 with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 25, 2007 with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See “Index to Financial Information” on page F-1.

(2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.

(3) Exhibits.

Exhibit	Description
3.1

Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 10-K”).

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of State of the State of Delaware on February 25, 1998, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.3

Form of Certificate of Designations of Series A Preferred Stock incorporated by reference to Exhibit A to the Rights Agreement filed as Exhibit 1 to WMS’ Registration Statement on Form 8-A (File No. 1-8300), filed on March 25, 1998 (the “Form 8-A”).

3.4	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007.

4	Rights Agreement, dated as of March 5, 1998, between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

10.1

Voting Proxy Agreement, dated September 21, 1995, among Louis J. Nicastro, Neil D. Nicastro, WMS, Sumner M. Redstone and National Amusements, Inc., incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

10.2

Amendment to Voting Proxy Agreement, dated July 20, 2005, among Neil D. Nicastro, WMS, Sumner M. Redstone and National Amusements, Inc., incorporated by reference to WMS' Current Report on Form 8-K, filed on July 29, 2005.

10.3

Third Amendment to Voting Proxy Agreement, effective as of November 20, 2006, by and between Mr. Sumner M. Redstone, National Amusements, Inc., Neil D. Nicastro, Brian R. Gamache and WMS Industries Inc., incorporated by reference to our Current Report on Form 8-K, filed on November 22, 2006.

10.4

Voting Proxy Agreement dated, November 8, 2003, among Louis J. Nicastro, Neil D. Nicastro, WMS and Phyllis G. Redstone, incorporated by reference to WMS’ Current Report on Form 8-K, filed on November 12, 2002.

10.5

Amendment to Voting Proxy Agreement, effective as of October 18, 2006, by and between Phyllis G. Redstone, Neil D. Nicastro, Brian R. Gamache and WMS Industries, Inc., incorporated by reference to our Current Report on Form 8-K, filed on October 20, 2006.

10.6

Worldwide Merchandising Agreement/License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to WMS’ Registration Statement No. 333-83021 on Form S-3, filed on July 16, 1999 (the “1999 S-3”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

Exhibit	Description
10.7

Amendment dated 1998 to License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc., dated September 1, 1997, incorporated by reference to the 1999 S-3. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.8

Amendment No. 3, dated December 16, 2002, to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “2003 1Q 10-Q”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.9

Amendment No. 4, dated September 15, 2003, to the License Agreement dated September 1, 1997 among WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to the 2003 1Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.10

Amendment No. 6, dated December 16, 2006, to that certain license agreement (the “License Agreement”), dated September 1, 1997, by and between WMS, Hasbro, Inc. and Hasbro International, Inc., incorporated by reference to our Current Report on Form 8-K, filed on December 20, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.11	Warrant to purchase common stock of the Registrant, issued to Hasbro, Inc., incorporated by reference to the 2003 1Q 10-Q.

10.12

Game Manufacturer Cashless License Agreement, dated as of October 1, 2006, between IGT and WMS Gaming, Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on October 3, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.13

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

10.15	Second Amendment to License and Development Agreement between WGI and SDG, dated July 15, 2003, incorporated by reference to the 2003 2Q 10-Q.

10.16

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

10.18

Indenture, dated June 25, 2003, between WMS Industries Inc. and BNY Midwest Trust Company (the “Indenture”), incorporated by reference to WMS’ Current Report on Form 8-K, filed on June 25, 2003 (the “2003 8-K”).

10.19	Form of Note contained in and incorporated by reference to Exhibit A to the Indenture.

10.20	Registration Rights Agreement, dated June 25, 2003, between WMS Industries Inc. and BNY Midwest Trust Company, incorporated by reference to the 2003 8-K.

Exhibit	Description
10.21

$100 million Credit Agreement, dated May 1, 2006, by WMS with JP Morgan Chase Bank, N.A., as Administrator Agent, JP Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle National Association, as Syndication Agent, and Bank of America, N.A. as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 5, 2006.

10.22

Amendment No. 1 to Credit Agreement, dated as of June 29, 2007, between the Corporation with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle Bank National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2007.

Management Contracts and Compensatory Plans or Arrangements

10.23	WMS Industries Inc. 1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-57585 on Form S-8, filed on June 24, 1998.

10.24	WMS Industries Inc. 2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.25	WMS Industries Inc. 2000 Stock Option Plan, incorporated by reference to Appendix B to WMS’ Proxy Statement for its 2001 Annual Meeting of Stockholders, filed on December 8, 2000.

10.26	WMS Industries Inc. 2002 Stock Option Plan, incorporated by reference to Appendix B to WMS’ Proxy Statement for its 2002 Annual Meeting of Stockholders, filed on September 25, 2002.

10.27	Amended and Restated 2005 Incentive Plan, as adopted by our stockholders on December 15, 2006, incorporated by reference to Annex A to our Proxy Statement, filed on October 26, 2006.

10.28	Form of Stock Option Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.29

Form of Restricted Stock Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.30

Form of Equity-Based Performance Award Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.31

Form of Deferred Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.32	Form of Restricted Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan.

10.33	WMS Industries Inc. Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on March 15, 2006.

10.34

Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS dated June 14, 2001, incorporated by reference to WMS Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”).

10.35	Form of Officer and Director Indemnity Agreement, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 15, 2004.

Exhibit	Description
10.36	Employment Agreement between Brian R. Gamache and WMS, dated December 27, 2004, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 30, 2004.

10.37	Letter Agreement, dated as of August 9, 2005, between WMS and Brian R. Gamache incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005.

10.38	Employment Agreement between Orrin J. Edidin and WMS, dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005.

10.39	Letter Agreement, dated as of August 9, 2005, between WMS and Orrin J. Edidin incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005.

10.40	Employment Agreement between Scott D. Schweinfurth and WMS dated February 18, 2005, incorporated by reference to WMS' Current Report on Form 8-K, filed on February 24, 2005.

10.41	Letter Agreement, dated as of August 9, 2005, between WMS and Scott D. Schweinfurth incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005.

10.42

Agreement between WMS Gaming Inc. and Seamus McGill, dated August 9, 2006, incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 14, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.47

Employment offer letter, dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.48	Description of Non-Employee Director Compensation for Calendar 2007, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

10.49	Description of Executive Compensation—Salaries in Calendar 2007, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

10.50	Description of Executive Compensation—Criteria for Salary Increases in Calendar 2008, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2006.

10.51

Description of Executive Compensation—Criteria for Salary Increases in Calendar 2007, Cash Bonus Matrices and financial performance goals for Messrs. Brian R. Gamache, Orrin J. Edidin and Scott D. Schweinfurth, incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 16, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited the accompanying consolidated balance sheets of WMS Industries Inc. (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of WMS Industries Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

August 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited WMS Industries Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, WMS Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMS Industries Inc. as of June 30, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2007 of WMS Industries Inc. and our report dated August 28, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Chicago, Illinois

August 28, 2007

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2007 and 2006

(in millions of U.S. dollars and millions of shares)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37.2	$39.1
Restricted cash	16.0	13.6

Total cash, cash equivalents, and restricted cash	53.2	52.7

Accounts receivable, net of allowances of $2.5 and $2.6, respectively	114.5	91.2
Notes receivable, current portion	59.4	54.4
Inventories	79.3	75.8
Deferred income tax assets	9.4	11.4
Other current assets	26.4	22.7

Total current assets	342.2	308.2
NON-CURRENT ASSETS:
Gaming operations equipment, net	90.0	71.6
Property, plant and equipment, net	91.9	63.1
Intangible assets	97.0	56.5
Deferred income tax assets	19.9	14.0
Other assets	14.7	13.0

Total non-current assets	313.5	218.2

TOTAL ASSETS	$655.7	$526.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$38.8	$37.4
Accrued compensation and related benefits	17.5	8.2
Other accrued liabilities	30.4	28.4

Total current liabilities	86.7	74.0
NON-CURRENT LIABILITIES:
Deferred income tax liabilities	9.4	3.1
Long-term debt	115.0	115.0
Other non-current liabilities	11.0	8.7

Total non-current liabilities	135.4	126.8

Commitments, contingencies and indemnifications (see Note 13)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 50.0 and 48.6 shares issued, respectively)	25.0	16.2
Additional paid-in capital	269.1	227.2
Retained earnings	138.2	97.6
Accumulated other comprehensive income	1.3	0.1
Treasury stock, at cost (zero shares and 1.2 shares, respectively)	—	(15.5)

Total stockholders’ equity	433.6	325.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$655.7	$526.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended June 30, 2007, 2006 and 2005

(in millions of U.S. dollars and millions of shares, except per share amounts)

	2007	2006	2005
REVENUES:
Product sales	$366.3	$302.5	$278.6
Gaming operations	173.5	148.7	109.8

Total revenues	539.8	451.2	388.4

COSTS AND EXPENSES:
Cost of product sales(1)	198.6	174.1	167.2
Cost of gaming operations(1)	36.2	36.4	25.2
Research and development	58.1	49.0	50.3
Selling and administrative	109.8	88.0	74.6
Depreciation(1)	62.9	54.7	40.4

Total costs and expenses	465.6	402.2	357.7

OPERATING INCOME	74.2	49.0	30.7

Interest expense	(5.1)	(4.3)	(3.9)
Interest and other income, net	2.6	4.5	3.5

Income before income taxes	71.7	49.2	30.3
Provision for income taxes	22.8	15.9	9.1

NET INCOME	$48.9	$33.3	$21.2

Earnings per share:
Basic	$1.01	$0.71	$0.46

Diluted	$0.86	$0.63	$0.41

Weighted-average common shares:
Basic common stock outstanding	48.4	47.1	46.1

Diluted common stock and common stock equivalents	59.6	56.9	56.6

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included separately in the depreciation line item:
Cost of product sales	$2.4	$2.3	$1.9
Cost of gaming operations	$53.3	$45.8	$32.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Years Ended June 30, 2007, 2006 and 2005

(in millions of U.S. dollars)

	Common stock	Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income	Unearned restricted stock	Treasury stock, at cost	Total stockholders’ equity
Balance, June 30, 2004	$16.2	$206.7	$43.1	$1.0	$(1.3)	$(26.2)	$239.5
Comprehensive income:
Net income	—	—	21.2	—	—	—	21.2
Foreign currency translation adjustment	—	—	—	(0.4)	—	—	(0.4)

Comprehensive income	—	—	—	—	—	—	20.8
Exercise of stock options and related tax benefits	—	8.0	—	—	—	13.0	21.0
Issuance of restricted shares from treasury	—	5.3	—	—	(9.1)	3.8	—
Issuance of performance contingent units	—	4.1	—	—	(4.1)	—	—
Share-based payment expense	—	0.9	—	—	3.0	—	3.9

Balance, June 30, 2005	16.2	225.0	64.3	0.6	(11.5)	(9.4)	285.2
Comprehensive income:
Net income	—	—	33.3	—	—	—	33.3
Foreign currency translation adjustment	—	—	—	(0.5)	—	—	(0.5)

Comprehensive income	—	—	—	—	—	—	32.8
Effect from adoption of SFAS No. 123R	—	(11.5)	—	—	11.5	—	—
Exercise of stock options and related tax benefits	—	1.5	—	—	—	3.9	5.4
Share-based payment expense	—	12.2	—	—	—	—	12.2
Purchase of treasury shares	—	—	—	—	—	(10.0)	(10.0)

Balance, June 30, 2006	16.2	227.2	97.6	0.1	—	(15.5)	325.6
Comprehensive income:
Net income	—	—	48.9	—	—	—	48.9
Foreign currency translation adjustment	—	—	—	3.2	—	—	3.2

Comprehensive income	—	—	—	—	—	—	52.1
Exercise of stock options and related tax benefits	0.5	26.4	—	—	—	8.7	35.6
Forfeiture of restricted shares	—	0.3	—	—	—	—	0.3
Stock issued for business acquisition	—	2.8	—	—	—	6.8	9.6
Effect from adoption of SFAS No. 158, net of tax	—	—	—	(2.0)	—	—	(2.0)
Share-based payment expense	—	12.4	—	—	—	—	12.4
Impact of three-for-two stock split	8.3	—	(8.3)	—	—	—	—

Balance, June 30, 2007	$25.0	$269.1	$138.2	$1.3	$—	$—	$433.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2007, 2006 and 2005

(in millions of U.S. dollars)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48.9	$33.3	$21.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	62.9	54.7	40.4
Non-cash expenses	27.4	24.1	14.6
Deferred income taxes	(0.6)	(3.8)	5.4
Tax benefit from exercise of stock options	—	—	5.6
Change in operating assets and liabilities, net of business acquisitions:
Restricted cash	(2.4)	(10.1)	(3.0)
Accounts and notes receivable	(24.0)	(23.4)	(51.9)
Inventories	7.6	32.7	(36.6)
Other current assets	(0.7)	(8.3)	(14.7)
Other assets	(8.4)	(4.9)	0.7
Current liabilities	8.2	8.8	24.4

Net cash provided by operating activities	118.9	103.1	6.1

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business, net of cash acquired	(20.9)	—	—
Purchase of property, plant and equipment	(34.1)	(15.6)	(8.1)
Additions to gaming operations equipment	(75.9)	(68.7)	(63.9)
Investment and advances in royalties, licensed technologies, patents, and trademarks, net of business acquisitions	(27.9)	(15.9)	(23.4)
Proceeds from short-term investments	—	6.1	49.6

Net cash used in investing activities	(158.8)	(94.1)	(45.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	26.7	4.2	15.4
Tax benefit from exercise of stock options	8.9	1.2	—
Proceeds from borrowings under revolving credit facility	15.0	—	—
Repayments of borrowings under revolving credit facility	(15.0)	—	—
Purchase of treasury stock	—	(10.0)	—

Net cash provided by (used in) financing activities	35.6	(4.6)	15.4

Effect of Exchange Rates on Cash and Cash Equivalents	2.4	(0.5)	(0.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1.9)	3.9	(24.7)
CASH AND CASH EQUIVALENTS, beginning of year	39.1	35.2	59.9

CASH AND CASH EQUIVALENTS, end of year	$37.2	$39.1	$35.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

1. BUSINESS OVERVIEW

We are engaged in one business segment: the design, manufacture, and distribution of gaming machines (video and mechanical reel type) and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. We have production facilities in the United States and the Netherlands, with development or distribution offices located in the United States, Argentina, Australia, China, Italy, the Netherlands, South Africa, Spain, and the United Kingdom.

We market our gaming machines in two principal ways. First, product sales include the sales of new and used gaming machines, VLTs, conversion kits, parts, amusement-with-prize gaming machines and equipment manufactured under original equipment manufacturing agreements to casinos and other licensed gaming machine operators. Second, we license our game content to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) in the case of gaming machines on a wide-area progressive (“WAP”) jackpot system, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: WAP participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine and VLT leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in the Consolidated Statements of Income and cost of gaming equipment and related accumulated depreciation included in the Consolidated Balance Sheets).

Common Stock Split

On May 7, 2007, our Board of Directors authorized a three-for-two stock split of our common stock, to be effected in the form of a stock dividend. All stockholders received one additional share for every two shares of WMS Industries Inc. common stock owned as of the close of business on the record date of May 29, 2007. The stock dividend was distributed on June 14, 2007. As a result of the stock split, we issued 16.6 million shares at a par value of $0.50 per share. The total amount of $8.3 million was recorded as an increase to Common stock and a decrease to Retained earnings.

All share and per share data have been adjusted to reflect the effect of the stock split for all periods presented. In addition, the number of shares of common stock issuable upon conversion of the convertible subordinated notes and warrants, the exercise of outstanding stock options and the vesting of other stock awards, as well as the number of shares of common stock reserved for issuance under our various employee benefit plans, were proportionately increased in accordance with the terms of those respective agreements and plans.

2. PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and, pursuant to the rules and regulations of the Securities and Exchange Commission,

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

include all adjustments necessary to fairly present our consolidated financial position, results of operations, and cash flows for each period presented. Our Consolidated Financial Statements include the accounts of WMS Industries Inc. and its wholly owned subsidiaries (“WMS” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Reclassifications

With our acquisition of Orion Financement Company in July 2006 (refer to Note 4, “Business Acquisition”) and the resulting amount of goodwill and other intangible assets acquired, coupled with the upward trend in investments and advances in royalties, licensed technologies, patents and trademarks we made in fiscal 2007, we re-evaluated the disclosure of these long-term assets in our Consolidated Financial Statements. As a result:

➢

Upon finalization of the purchase accounting in our June 2007 quarter, we reclassified goodwill from Other assets and combined it with our former line item, “Royalties, licensed technologies, patents and trademarks,” which we now report as Intangible assets in the non-current portion of our Consolidated Balance Sheets, and expanded our disclosures as shown in Note 7, “Intangible Assets.” This resulted in a reduction in Other non-current assets and a corresponding increase to Intangible assets of $2.3 million at June 30, 2006.

➢

We reclassified the amortization of all finite-lived intangible assets in our Consolidated Statements of Cash Flows from cash flows used in investing activities to cash flows provided by operating activities, in order to improve the presentation of the non-cash impact from amortizing these finite-lived intangible assets. This resulted in an increase to Non-cash expenses in net cash provided by operating activities and a corresponding increase in net cash used in investing activities of $8.7 million and $9.7 million in fiscal 2006 and 2005, respectively, which we believe, given the trend of these two cash flow categories, is not material to our Consolidated Statements of Cash Flow.

We also enhanced our income tax disclosures in fiscal 2007. Accordingly, we reclassified $11.4 million of our June 30, 2006, Current deferred income tax assets into a separate line item from Other current assets and also reclassified $14.0 million of our June 30, 2006, Non-current deferred income tax assets into a separate line item from Other assets to conform to the fiscal 2007 presentation.

Revenue Recognition

Our revenue recognition policy for both product sales and gaming operations is to record revenue when all the following criteria are met:

➢	Persuasive evidence of an agreement exists;

➢	The price to the customer is fixed or determinable;

➢	The product is delivered; and

➢	Collectibility is reasonably assured.

Product Sales

We sell gaming machines and VLTs typically with credit terms of 90 days or less. We also may extend credit terms up to two years, which debt may be secured by the related equipment and may accrue interest recognized at market rates. Revenues are reported net of incentive rebates or discounts.

When multiple product deliverables are included under a sales contract, in accordance with Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, we allocate revenue

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

to each unit of accounting based upon its respective fair value against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. The Company allocates revenue to each unit of accounting based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually.

The Company recognizes revenue when the product is delivered and defers revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

➢	each item has value to the customer on a stand alone basis;

➢	we have objective and reliable evidence of the fair value of the undelivered items; and

➢	delivery of any undelivered item is considered probable and substantially in our control.

If the Company cannot objectively determine the fair value of any undelivered units of accounting included in the arrangement, all revenues are deferred until all of the items are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered units of accounting.

Our services for initial installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the associated product sales revenue is recognized. Labor costs for gaming machine installs and participation placements, as well as labor costs associated with performing routine maintenance on participation gaming machines are included in selling and administrative expenses. Beginning in fiscal 2006, we accrue for the cost of installing gaming machines sold to our customers at the time of sale, based on the percent of such gaming machines that we expect to install for our customers. We capitalize the costs to install gaming operations equipment.

We currently do not apply the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), to sales of our products. The sale of our games and operating system, which are an integral part of a gaming machine, are “incidental” under the guidance of SOP 97-2 and, as such, we apply the revenue recognition principles outlined above.

Gaming Operations

We earn gaming operations revenues from leasing participation gaming machines and VLTs, and earn royalties from third parties under license agreements to use our game content and intellectual property. Gaming operations revenues under operating-type lease agreements are estimated and recognized as earned when collectibility is reasonably assured.

For WAP leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine, or a combination of a fixed daily fee and a percentage of coin-in. Participating casinos pay a percentage of the coin-in from WAP gaming machines directly to WMS for services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems and to administer the progressive jackpot funding. Revenues are recognized as earned when collectibility is reasonably assured. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties, connecting to a WMS central computer system via a network of communications equipment. WAP system gaming machines differ from stand-alone units in that they build a progressive jackpot with every wager until a player hits the top award winning combination.

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

Casino-owned daily fee game lease agreements are for a fixed daily fee per day. Casino-owned daily fee games are games for which we sell the base gaming machine to the casino at a normal sales price and earn a normal product sales gross profit and then earn a lower ongoing daily fee from leasing the top box and game to the casino.

VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our leased VLTs typically are located in places where casino-type gaming is not the only attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our revenues are based on a fixed percentage of the daily net win of the VLTs. We exclude our leased VLTs from our installed base of participation gaming machines.

Some customers prefer to lease our standard for-sale gaming machines as an option rather than purchasing them. In these cases, we lease the gaming machine, either for a fixed daily fee or as a percentage of the net win of the gaming machine. We do not include leased for-sale units in our installed base of participation gaming machines.

Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we are paid royalties based upon our licensees’ purchase or placement of gaming machines with our licensed themes, artwork, and other intellectual property. Royalties are recorded as earned when the licensee purchases or places the game or other intellectual property, and collectibility is reasonably assured.

Sales of Used Gaming Machines

Cash generated from the remanufacture and sale of used gaming machines, including cash generated from the remanufacture and sale of used gaming operations machines, is included in our cash flow from operating activities for the periods in which such sales occur and have not been material.

Translation of Non-U.S. Currency Amounts

The local currency is the functional currency (primary currency in which business is conducted) for our non-U.S. subsidiaries and their assets and liabilities are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive income. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. Foreign currency transaction gains (losses) are included in Interest and other income, net and totaled $(0.3) million, $0.3 million and $(0.3) million in fiscal years 2007, 2006 and 2005, respectively.

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Restricted cash of $16.0 million and $13.6 million at June 30, 2007 and 2006, respectively, is required for funding WAP systems’ jackpot payments.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a periodic basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. Our policy is to generally not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. With regard to notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Imputed interest, if any, is determined based on current market rates and is recorded in Interest and other income, net.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2007 and 2006, the fair value of the notes receivable approximated the carrying value.

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

In fiscal 2004, we introduced our new Bluebird cabinet and CPU-NXT gaming platform, and this has accelerated the obsolescence of existing legacy product lines. Some customers have traded in their legacy gaming machines when they purchased a new Bluebird gaming machine. We either sell these trade-ins “as-is” or refurbish the legacy gaming machines before resale. We also refurbish and sell participation gaming machines as used gaming machines when we no longer need them in our gaming operations business. We maintain a legacy parts inventory, which we use for renovating the trade-in gaming machines, producing new legacy gaming machines including OEM arrangements, or selling such parts to casinos and others through our spare parts business. An active market exists mostly outside of North America for used gaming machines. We continue to support our customers’ installed base of legacy gaming machines and continue to review our legacy inventories for impairment.

Freight-out and Warehousing Costs

Freight-out and warehousing costs are included in cost of product sales in the Consolidated Statements of Income. Freight-out costs for gaming operations equipment are capitalized and depreciated over the useful life of the related asset.

Research and Development Costs, including Software Development Costs

We account for research and development costs in accordance with Statement of Financial Accounting Standards No. 2, Accounting for Research and Development Costs. Accordingly, costs associated with product development are included in Research and development and are generally expensed as incurred.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We account for amounts paid to third parties for purchased or licensed software under Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, (“SFAS No. 86”). Under these arrangements, we have alternative future uses for purchased software and we generally have the right to sub-license this software to third parties (see also Note 13, “Commitments, Contingencies and Indemnifications”). In addition, according to SFAS No. 86, costs incurred in creating a computer software product shall be charged to expense when incurred as research and development until “technological feasibility” has been established for the product, after which point costs are capitalized. Our products reach technological feasibility when a working model of the software is available, which is shortly before release to manufacturing for production.

We incur significant regulatory approval costs for our products. Such costs are capitalized once technological feasibility has been established and are amortized over the estimated product life cycle, generally two years. Product testing costs related to projects that are discontinued are expensed when such determination is made. Capitalized regulatory approval costs were $5.4 million and $1.3 million as of June 30, 2007 and 2006, respectively. Amortization expense for previously capitalized amounts totaled $2.1 million, $0.1 million and zero in fiscal 2007, 2006 and 2005, respectively.

We account for costs incurred to internally develop software in accordance with SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Consequently, any costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized; and costs incurred during the post-implementation/operation stages are expensed.

Gaming Operations Equipment and Property, Plant and Equipment

Property, plant and equipment and gaming operations equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the following estimated useful lives:

Buildings and improvements	10 to 40 years
Leasehold improvements	Lesser of term of lease or useful life
Machinery and equipment	3 to 10 years
Gaming operations base machines	3 years
Gaming operations top boxes	1 year
Furniture and fixtures	10 years

Significant replacements and improvements are capitalized. Other maintenance and repairs are expensed.

We review the carrying amount of long-lived assets if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment loss is to be recognized for an asset, it is measured by comparing the carrying value to the fair value. Fair value is generally measured as the present value of estimated future cash flows.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We do not amortize intangible assets with indefinite lives and goodwill. We test intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, we perform tests for impairment at least annually or more frequently if events or circumstances indicate that assets might be impaired. We perform our impairment tests of goodwill at our reporting unit level. Such impairment tests for goodwill include comparing the fair value of a reporting unit with its carrying value, including goodwill. We record an impairment charge if the carrying value of the asset exceeds its fair value. Fair values are derived using discounted cash flow analyses. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on the Company’s cost of capital rate or location-specific economic factors. In case the fair value is less than the carrying value of the assets, we record an impairment charge to reduce the carrying value of the assets to fair value.

We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, the Company’s long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset and, other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives. Refer to Note 7, “Intangible Assets.”

We capitalize royalty and licensing advances made in connection with licensing agreements we have for the use of third party intellectual property, technologies and brands. When the products using the licensed intellectual property, technology or brands begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances is included in cost of product sales if related to a product sale, or cost of gaming operations if related to placement or lease of gaming machines or licenses in gaming operations revenues. To the extent we determine that the products developed would not fully recover the minimum commitment amounts, we will record an immediate charge in our Consolidated Statements of Income at the time of such determination.

WAP Jackpot Liabilities and Expenses

We record a WAP jackpot liability based on the actual volume of coin-in or gaming machine play plus the initial progressive meter liability (“reset”) on each system in each jurisdiction, discounted to net present value for non-instant win jackpots. Jackpots are payable in either equal installments over a 20-year period, or immediately in the case of instant win progressive jackpots. For non-instant win jackpots, winners may elect to receive a single payment for the present value of a jackpot, discounted at applicable interest rates, in lieu of annual installments. We defer jackpot expense for the reset on each progressive jackpot linked system, which is subsequently amortized to jackpot expense as revenues are generated from the coin-in or gaming machine play. Our jackpot liabilities totaled $11.6 million and $7.8 million at June 30, 2007 and 2006, respectively. Our jackpot expense was $13.3 million, $13.3 million and $5.1 million for fiscal 2007, 2006 and 2005, respectively. To fund our jackpot liabilities we maintain restricted cash, as described above.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Advertising Expense

The cost of advertising is charged to expense as incurred. The cost of advertising for fiscal 2007, 2006 and 2005 was $1.0 million, $0.9 million and $0.9 million, respectively.

Accounting for Income Taxes

We account for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as income tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

Share-Based Compensation

On July 1, 2005, the Company adopted the provisions of SFAS No. 123R using the modified prospective method. Prior to the adoption of SFAS No. 123R, WMS used the intrinsic value method to account for its employee stock options in accordance with APB No. 25. Accordingly, no compensation expense was recognized for stock options issued under the Company’s equity compensation plans; however, compensation expense was recognized in connection with the issuance of restricted stock granted under the Company’s equity compensation plans. The adoption of SFAS No. 123R primarily resulted in a change in the Company’s method of recognizing the fair value of share-based compensation and estimating forfeitures for all unvested awards. Specifically, the adoption of SFAS No. 123R resulted in WMS recording compensation expense for employee stock options that were unvested at July 1, 2005, and for all future option grants. See also Note 12, “Equity Compensation Plan.”

Results for fiscal 2005 have not been restated. Had compensation expense for employee stock options granted under the Company’s equity compensation plans been determined during fiscal 2005 based on fair value at the grant date consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

2005
Net income as reported	$21.2
Add: Stock based employee compensation cost, net of related tax effects, already included in the determination of net income	1.8
Deduct: Pro forma amounts if the fair value method had been applied to all stock compensation awards	(8.3)

Subtotal	(6.5)

Pro forma net income	$14.7

Basic earnings per share:
As reported	$0.46

Pro forma	$0.32

Diluted earnings per share:
As reported	$0.41

Pro forma	$0.30

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2007, 2006 and 2005:

	2007	2006	2005
Risk-free interest rate	4.8%	4.6%	5.0%
Expected life of options (in years)	5.16	6.13	6.25
Expected volatility	0.36	0.37	0.39
Dividend yield	0.0%	0.0%	0.0%

For fiscal 2007 and 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin No. 107. For fiscal 2005, the Company used a projected expected life for each award granted based on historical experience. Expected volatility is based on historical volatility levels of WMS common shares. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term that approximates the expected life of the award. Expected dividend yield is based on historical dividend payments.

Use of Estimates

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles. Such preparation requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit and market risk, consist primarily of cash equivalents and accounts and notes receivable. By policy, we place our cash equivalents only in high credit quality securities and limit the amounts invested in any one security. However, our overnight cash balances are held by our main commercial bank. The accounts and notes receivable from the sale of gaming machines are generally from a large number of customers with no significant concentration other than in the State of Nevada. No customer accounted for more than 10% of consolidated revenues in fiscal 2007, 2006 and 2005.

Recently Issued Accounting Standards

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, (“FIN 48”). FIN 48 creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and also excludes income tax accounting from Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006, and, accordingly, we will adopt FIN 48 beginning in fiscal 2008. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to opening retained earnings at July 1, 2007. We do not expect the adoption of FIN 48 to have a material impact on our Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

3. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three fiscal years ended June 30:

	2007	2006	2005
Basic earnings per share:
Net income	$48.9	$33.3	$21.2
Basic weighted average common shares outstanding	48.4	47.1	46.1
Basic earnings per share	$1.01	$0.71	$0.46

Diluted earnings per share:
Net income	$48.9	$33.3	$21.2
After-tax interest expense and amortization of issuance costs on convertible subordinated notes	2.2	2.3	2.2

Dilutive earnings	$51.1	$35.6	$23.4

Basic weighted average common shares outstanding	48.4	47.1	46.1
Dilutive effect of stock options	2.4	1.0	1.7
Dilutive effect of restricted common stock and warrants	0.1	0.1	0.1
Dilutive effect of convertible subordinated notes	8.7	8.7	8.7

Dilutive common stock and common stock equivalents	59.6	56.9	56.6

Diluted net income per share of common stock and common stock equivalents	$0.86	$0.63	$0.41

Common stock equivalents excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive	1.0	2.7	0.9

Included in the anti-dilutive common stock equivalents for fiscal 2006 and 2005 are warrants to purchase 375,000 shares of common stock that were issued in September 2003 as part of an inducement to a licensor to extend their license agreement with us. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment.

4. BUSINESS ACQUISITION

On July 13, 2006, we completed the acquisition of 100% of the outstanding stock of privately held Orion Financement Company (“Orion Gaming”), a Netherlands-based company that designs, manufactures and sells gaming machines. The total consideration for Orion Gaming, excluding acquisition costs, was €23.6 million (or approximately U.S. $30.1 million), of which €8.6 million (U.S. $10.9 million) was for debt retirement. Orion Gaming’s stockholders received €15.0 million, comprised of €7.5 million (U.S. $9.6 million) in cash and €7.5 million (U.S. $9.6 million) of WMS common stock (549,564 shares). Orion Gaming operates as a separate subsidiary.

Pro forma financial information is not provided as this acquisition is not material to our consolidated financial results. We allocated the aggregate purchase price, including acquisition costs, of $30.7 million to: tangible assets of $11.8 million; identifiable intangibles and goodwill of $25.1 million (included in Intangible assets); and total liabilities of $6.2 million. The goodwill is expected to be non-deductible for tax purposes.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

5. INVENTORIES

Inventories consisted of the following at June 30:

	2007	2006
Raw materials and work-in-process	$52.5	$53.9
Finished goods	26.8	21.9

Total inventories	$79.3	$75.8

Demand for our Bluebird product has accelerated the transition from our legacy product line. In response to this, we took steps to address the most challenging components of the legacy inventory including selling older model used gaming machines and used gaming machines configured with undesirable laminate colors, as well as selling back to suppliers excess quantities of certain legacy raw materials. In fiscal 2005, in addition to our routine provision to recognize all inventory at lower of cost or market, we recorded incremental non-cash, pre-tax net inventory charges of $4.6 million to reduce legacy inventory to net realizable value. In fiscal 2007 and 2006, we did not record any incremental inventory charges. Total legacy inventories were $8.5 million and $12.8 million at June 30, 2007 and 2006, respectively.

6. GAMING OPERATIONS EQUIPMENT AND PROPERTY, PLANT AND EQUIPMENT

The components of Gaming operations equipment were as follows at June 30:

	2007	2006
Gaming operations equipment	$219.3	$177.9
Less accumulated depreciation	(129.3)	(106.3)

Gaming operations equipment, net	$90.0	$71.6

We reclassified $4.4 million and $4.8 million net book value of gaming operations equipment to inventory during fiscal 2007 and 2006, respectively.

The components of Property, plant and equipment were as follows at June 30:

	2007	2006
Land	$5.2	$2.6
Buildings and improvements	43.5	39.2
Machinery and equipment	71.4	53.5
Furniture and fixtures	10.1	9.4
Construction in process	19.6	4.2

	149.8	108.9
Less accumulated depreciation	(57.9)	(45.8)

Property, plant and equipment, net	$91.9	$63.1

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

7. INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill during fiscal 2007 include:

Goodwill balance at June 30, 2006	$2.3
Impact of Orion Gaming acquisition	14.5
Foreign currency translation adjustment	0.6

Goodwill balance at June 30, 2007	$17.4

Other Intangible Assets

The following table summarizes additions to other intangible assets during fiscal 2007. Other additions include capitalized legal costs and expenditures to third parties.

	Business Combinations	Other Additions	Total Additions
Finite lived intangibles:
Patents	$3.5	$4.1	$7.6
Customer relationships	4.2	—	4.2
Royalties and licensed technologies	—	23.4	23.4
Trademarks	—	0.4	0.4

Total	$7.7	$27.9	$35.6

Indefinite lived intangibles:
Brand names	$2.9	$—	$2.9

Patents and customer relationships acquired as part of a business combination will be amortized over a period of six years. A majority of the other patent additions pertain to unissued patent applications and we anticipate that a majority of these patents will be amortized over four to seventeen years beginning in approximately July 2009. Royalties and licensed technologies additions have a weighted-average life of 7.0 years and amortization begins once products using the royalties and/or licensed technologies begin to generate revenue.

Other intangible assets consisted of the following as of June 30:

	2007			2006
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Patents	$14.4	$(0.9)	$13.5	$7.3	$—	$7.3
Customer relationships	4.4	(0.7)	3.7	—	—	—
Royalties and licensed technologies	100.6	(33.9)	66.7	82.1	(27.1)	55.0
Trademarks	0.7	(0.1)	0.6	0.4	—	0.4

Total	$120.1	$(35.6)	$84.5	$89.8	$(27.1)	$62.7

Indefinite lived intangible assets:
Brand names	$3.0	$—	$3.0	$—	$—	$—

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Certain of our other intangible assets are denominated in foreign currency and, as such, include the effects of foreign currency translation.

General

The following table reconciles Goodwill and Other intangible assets presented above to Intangible assets recorded on our Consolidated Balance Sheet at June 30:

	2007	2006
Goodwill	$17.4	$2.3
Finite lived intangible assets, net	84.5	62.7
Indefinite lived intangible assets	3.0	—
Less: royalties and licensed technologies, short-term	(7.9)	(8.5)

Total intangible assets	$97.0	$56.5

Amortization expense for prepaid royalties and licensed technologies, which is charged to cost of product sales and cost of gaming operations, was $13.3 million, $8.7 million and $9.7 million for fiscal 2007, 2006 and 2005, respectively.

The estimated aggregate amortization expense for finite live intangible assets for each of the next five years is as follows:

Year ended June 30,
2008	$9.5
2009	7.1
2010	11.6
2011	10.0
2012	7.5

The estimated aggregate future intangible amortization as of June 30, 2007 does not reflect the significant commitments we have for future payments for royalties and licensed technologies. See also Note 13, “Commitments, Contingencies and Indemnifications.”

8. OTHER ACCRUED LIABILITIES

The components of other accrued liabilities were as follows at June 30:

	2007	2006
Accrued wide-area progressive jackpot liability	$11.6	$7.8
Royalties payable	6.5	6.4
Deferred licensing purchase obligation	—	4.7
Other accrued liabilities	12.3	9.5

Total other accrued liabilities	$30.4	$28.4

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

9. INCOME TAXES

The following is a summary of income before income taxes of U.S. and international operations for the fiscal years ended June 30:

	2007	2006	2005
United States	$69.4	$48.0	$26.9
International	2.3	1.2	3.4

Total	$71.7	$49.2	$30.3

Significant components of the provision for income taxes were as follows for the fiscal years ended June 30:

	2007	2006	2005
Current:
Federal	$12.4	$17.1	$2.1
State	1.0	1.2	0.1
Foreign	1.1	0.2	1.5

Total current	14.5	18.5	3.7
Deferred:
Federal	(0.2)	(2.7)	(0.3)
State	(0.4)	(0.6)	0.2
Foreign	—	(0.5)	(0.1)

Total deferred	(0.6)	(3.8)	(0.2)
Tax benefit from exercise of stock options	8.9	1.2	5.6

Income tax provision, net	$22.8	$15.9	$9.1

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities at June 30 were:

	2007	2006
Deferred income tax assets resulting from:
Current:
Net operating loss carryforward (NOL)	$—	$1.0
Receivables valuation	0.8	1.2
Inventory valuation	3.4	5.0
Accrued liabilities and other items not currently deductible	5.2	4.2

Total current deferred income tax assets	9.4	11.4
Non-current:
Foreign tax credit carryforward (FTC)	—	2.1
Share-based payment expense	6.7	3.6
Book over tax depreciation	13.0	8.0
Other non-current	0.2	0.5

Total non-current deferred income tax assets	19.9	14.2

Valuation allowance	—	(0.2)

Net deferred income tax assets	29.3	25.4
Deferred tax liabilities resulting from:
Regulatory approval costs	(2.1)	(0.5)
Patents and trademarks	(4.9)	(2.6)
Other	(2.4)	—

Total deferred tax liabilities	(9.4)	(3.1)

Total net deferred income tax assets	$19.9	$22.3

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

No deferred tax provision has been made for United States taxes related to approximately $9.3 million of undistributed earnings of foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when the remittance occurs.

At June 30, 2007, we believed it was more likely than not that we would realize all of the benefit of deferred tax assets relating to the value of a warrant issued to a licensor. Accordingly, we reduced our valuation allowance against these deferred tax assets by $0.2 million during fiscal 2007. At June 30, 2006, we believed it was more likely than not that we would realize substantially all of the benefit of the $25.6 million of net deferred income tax assets, including the net operating loss carry-forwards. Accordingly, we reduced our valuation allowance against these deferred income tax assets by $1.1 million during fiscal 2006, primarily due to realization of net operating losses of our South African subsidiary. In determining the level of required valuation allowance, we considered actual use of net operating losses and research and development credits in fiscal 2006, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The provision for income taxes differs from the amount computed using the U.S. statutory federal income tax rate as follows for the fiscal years ended June 30:

	2007	2006	2005
U.S. statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.9	2.6
Research tax credits	(4.1)	(2.0)	(1.5)
Export sales deductions	(0.8)	(1.7)	(3.7)
Domestic manufacturing deduction	(0.7)	(1.3)	—
Permanent items	0.5	0.8	0.4
Change of prior years’ taxes	(0.2)	(0.4)	(2.2)
South African losses without current tax benefit	—	—	0.6
Reversal of valuation allowance, primarily relating to South African losses	—	(1.2)	—
Dividend received deduction on investment income	—	(0.1)	(0.6)
Other, net	(0.7)	0.3	(0.6)

Effective tax rate	31.8%	32.3%	30.0%

10. CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At June 30, 2007, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

As of June 30, 2007, the fair value of the convertible subordinated notes was $251.7 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At June 30, 2007, approximately $100.7 million was available for such purposes under the most restrictive of these covenants. In the June 2007 quarter, we amended our revolving credit agreement to allow for increases in annual capital expenditures, additions to gaming operations equipment, and other changes to covenants over the life of the agreement. No amounts were outstanding under the revolving credit facility as of June 30, 2007 and 2006.

11. STOCKHOLDERS’ EQUITY

General

Our authorized common stock consists of 100.0 million shares at $0.50 par value. Additionally, we have 5.0 million shares of $0.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by our Board of Directors.

Rights Agreement

Under the WMS Rights Agreement, each share of our common stock has an accompanying right to purchase, under certain conditions, one one-hundredth of a share of our Series A Preferred Stock at an exercise price of $100 per share, permitting each holder to receive $200 worth of our common stock valued at the then current market price. The rights become exercisable if any person or entity that did not, before the Plan was adopted, own 15% or more of our common stock acquires beneficial ownership of 15% or more of our common stock. The rights are redeemable by us at any time for $0.01 per right, subject to certain conditions, and expire in November 2007. Our Board of Directors has determined not to renew or adopt a new rights plan at this time.

Common Stock Repurchase Program

Since the inception of the first common stock repurchase program in January 2002 through June 30, 2007, we have repurchased 5.4 million or 11% of our previously outstanding shares for an aggregate price of $52.5 million at an average price of $9.75 per share.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

As of June 30, 2007, we were authorized by our Board of Directors to repurchase up to $35 million of the Company’s common stock through August 8, 2007. The purchases may be made from time to time in open market or privately negotiated transactions. During fiscal 2007 and 2005 we did not repurchase any of our common stock and, as of June 30, 2007, approximately $25 million remained outstanding under this authorization. During fiscal 2006, we repurchased approximately $10.0 million of our shares at an average price per share of $16.70. Refer also to Note 19, “Subsequent Events.”

12. EQUITY COMPENSATION PLAN

General

We currently have one equity compensation plan under which new grants may be made: our Amended and Restated 2005 Incentive Plan (the “Plan”), which was originally approved by our stockholders in fiscal 2005 and approved, as amended, on December 14, 2006. The Plan consolidated shares available under our previous stock option plans into the new Plan, although outstanding equity grants under the previous plans are still governed by those individual plans. The Plan permits us to grant options to purchase shares of our common stock, restricted stock, and other stock awards. Options may be granted as incentive stock options, designed to meet the requirements of Section 422 of the Internal Revenue Code or they may be “non-qualified” options that do not meet the requirements of that section. The Compensation Committee of the Board of Directors determines, or at times recommends to the Board: which of the eligible directors, officers, employees, consultants and advisors receive equity awards; the terms, including any vesting periods or performance requirements of the awards; and the size of the awards. The non-employee members of our Board of Directors determine any award made to non-employee directors.

The Company issues new shares and shares from treasury for shares delivered under the Plan. The parameters of the Company’s share repurchase activity are not established solely with reference to the dilutive impact of deliveries made under the Plan. However, the Company expects that, over time, share purchases may partially offset the dilutive impact of deliveries to be made under the Plan.

A maximum of 12.8 million shares were authorized for awards under our plans. As of June 30, 2007, 3.1 million shares of common stock remained available for possible future issuance under our Plan.

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

A summary of information with respect to share-based compensation is as follows, for the fiscal years ended June 30:

	2007	2006	2005
Share-based compensation expense included in pre-tax income	$12.4	$12.2	$3.9
Income tax benefit related to share-based compensation	(4.7)	(4.6)	(1.5)

Share-based compensation expense included in net income	$7.7	$7.6	$2.4

Diluted earnings per share impact of share-based compensation expense	$0.13	$0.13	$0.04

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Stock Options

Pursuant to the Plan, for stock options, the exercise price per share with respect to each option is determined by the Compensation Committee and is not less than the fair market value of our common stock on the date on which the stock option is granted. The Plan has a term of 10 years, unless terminated earlier, and stock options granted under the Plan prior to December 2006 have terms up to 10 years, whereas stock options granted under the Plan beginning in December 2006 have terms up to 7 years. Vesting generally occurs equally over one to four years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. On occasion, the Company may issue stock options that immediately vest, in which case compensation expense equal to the total fair value of the option grant is immediately recognized. Stock option activity was as follows for fiscal 2007:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2006	6.3	$16.00
Granted	1.3	21.86
Exercised	(2.0)	13.35
Expired or Cancelled	—	—
Forfeited	(0.3)	20.73

Stock options outstanding at June 30, 2007	5.3	$18.16	6.6	$56.9

Stock options exercisable at June 30, 2007	3.1	$16.42	5.7	$38.9

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Other information pertaining to stock options was as follows for the years ended June 30:

	2007	2006	2005
Weighted average grant-date fair value of stock options granted	$8.40	$7.97	$8.79
Total grant-date fair value of stock options vested	7.9	8.2	12.7
Total intrinsic value of stock options exercised	23.0	3.1	14.7

For fiscal 2007, cash received from the exercise of stock options was $26.7 million and the income tax benefit realized from exercise of stock options was $8.9 million. As of June 30, 2007, there was $11.3 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 1.6 years.

In December 2004, we paid and expensed $0.7 million to our President and Chief Executive Officer to compensate him for deferring a stock option grant from August 2004 for 0.15 million shares of our common stock that he was entitled to under his employment agreement. The payment was calculated as the difference between the stock price in August 2004 on the date the President and Chief Executive Officer agreed to the deferral and the stock price on the actual grant date in December 2004.

In September 2004, the Board of Directors approved a Director Emeritus Program for directors who reach age 75 or have served on the Board of Directors for at least 20 years. The Emeritus Program is being phased in to

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

maintain continuity and avoid losing the benefit of valuable experience. In December 2006, 2005 and 2004, 37,500, 37,500 and 48,000, respectively, fully vested five-year stock options were issued to three directors emeritus upon their retirement from the Board.

Restricted Stock Grants

Upon the recommendation of our Compensation Committee, our Board of Directors has, on occasion, granted restricted stock to our employees, officers, or directors to motivate them to devote their full energies to our success, to reward them for their services and to align their interests with the interests of our stockholders.

Under the Plan, participants may be granted restricted stock, representing an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive WMS common shares on the date specified in the participant’s award agreement. The restricted stock granted under this plan is subject to vesting generally occurring equally over three to five years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the vesting period for the entire award. Restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant- Date Fair Value(1)
Nonvested balance at June 30, 2006	0.2	$20.47
Granted	0.2	24.74
Vested	(0.2)	19.83

Nonvested balance at June 30, 2007	0.2	$25.24

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of WMS common stock on the grant date.

As of June 30, 2007, there was $6.0 million of total restricted share compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.1 years.

Stock-Based Performance Contingent Units

As of June 30, 2007, there were 357,944 stock-based performance contingent units outstanding with a weighted average grant-date fair value per unit of $19.53. The stock-based performance units contain performance goals set by the Board of Directors based on levels of total revenue and free cash flow over the following periods: thirty-month period ending June 30, 2007 for 78,244 units; thirty-six month period ending June 30, 2008 for 102,300 units; and thirty-six month period ending June 30, 2009 for 177,400 units. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, requires a minimum threshold performance before any shares are issued and can result in shares issued up to 200% of the targeted number of shares under each grant. Based on the total revenue and free cash flow achieved by the Company for the thirty-month period ended June 30, 2007, no payout was made under the 78,244 units previously awarded to the participants. Based on the current assessment of the performance goals for the remaining awards, the Company has not recorded any expense relating to the stock-based performance units outstanding.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Deferred Stock

On June 16, 2005, non-management members of the Board of Directors were awarded an aggregate of 39,824 units of deferred stock under the Plan. The deferred stock units vested immediately and shares of our common stock will be issued upon the directors leaving the Board. Grantees are not entitled to vote their deferred stock units or to receive cash dividends, but they are entitled to receive make whole payments on any declared and paid dividends on our common stock. In connection with the grant of deferred stock units to non-management members of the Board of Directors in June 2005, we recorded $0.9 million of selling and general administrative expense.

Warrants

In September 2003, our Board of Directors, as part of the inducement to a licensor to extend their license agreement with us, approved a grant of warrants to purchase 375,000 shares of common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment. The warrants are non-cancelable and vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013. During fiscal 2007, 2006 and 2005, we expensed $0.5 million in each year for the value of warrants issued in connection with the extended license agreement.

13. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

Future minimum rental commitments under non-cancelable operating leases were as follows as of June 30, 2007:

2008	$3.7
2009	3.4
2010	3.1
2011	3.0
2012	3.0
Thereafter	10.5

$26.7

Rent expense for fiscal 2007, 2006 and 2005 was $4.5 million, $3.7 million and $2.7 million, respectively.

We routinely enter into license agreements with others for the use of intellectual properties in our products. These agreements generally provide for royalty and license advances when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We had total royalty commitments, advances and payments made and potential future royalty payments as follows:

Minimum Commitments
Total royalty and license commitments	$128.8
Advances and payments made	(101.5)

Potential future payments	$27.3

Refer also to Note 7, “Intangible Assets” for the related assets that are recorded on our Consolidated Balance Sheets.

As of June 30, 2007, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2008	$10.5
2009	6.0
2010	5.5
2011	5.2
2012	0.1
Thereafter	—

Total	$27.3

Licensed Technologies

As part of our business strategy, we license technologies from third parties which are included in the amounts reported above. If we determine that we will not realize the value of a particular licensed technology, we will record an immediate charge in our Consolidated Statements of Income at the time of such determination. If all of the technologies were to have no further value to us, we would record a charge of up to $32.7 million.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2007, we were not aware of any obligations

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 14, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of June 30, 2007, we were not aware of any obligations arising under these agreements that would require material payments.

Performance Bonds

We have performance bonds outstanding of $14.7 million at June 30, 2007, to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Self-Insurance

We are self-insured for various levels of workers’ compensation, electronic errors and omissions liability, automobile collision insurance, as well as employee medical, dental, prescription drug, and disability coverage. We purchase stop-loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and actuarial estimates of claims incurred but not reported.

14. LITIGATION

On October 2, 2003, La Societe de Loteries du Quebec (“Loto-Quebec”) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (“VLC”) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. We are currently proceeding with discovery, and we are vigorously defending ourselves against the allegations. The trial is set to begin in September 2008. Although we have valid grounds of defense, it is too early to assess the outcome of these actions, or to reasonably estimate the range of possible loss, if any.

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Spielo Manufacturing Inc., another manufacturer of VLTs, voluntarily intervened to support Loto-Quebec’s position. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class of allegedly 119,000 members is requesting damages totaling almost $700 million Canadian dollars, plus interest.

15. INFORMATION ON GEOGRAPHIC AREAS

Revenues derived from customers in the United States accounted for approximately 75%, 79% and 76% of total Company revenues for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. The United States had more than 90% of the Company’s total long-lived assets as of June 30, 2007, 2006 and 2005. No other

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

country in which the Company conducts business had greater than 10% of the Company’s total revenues or long-lived assets for the periods presented.

Geographic revenue information is determined by country of destination. Our operations outside the United States include: gaming operations equipment located in Canada, Europe and South Africa; sales and distribution offices in Argentina, China, Italy, the Netherlands, South Africa, Spain and the United Kingdom; and game development studios in Australia, the Netherlands and the United Kingdom. Substantially all of our revenues from customers outside the United States are denominated in U.S. dollars. At June 30, 2007, 2006 and 2005, 22%, 37% and 29%, respectively, of trade accounts and notes receivable were from customers located outside of the United States.

16. RETIREMENT PLANS

We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5 percent of covered employees’ compensation as defined in the plan. Our expense for the defined contribution plans totaled $2.6 million, $2.3 million and $2.1 million in fiscal 2007, 2006 and 2005, respectively.

We have two frozen defined benefit pension plans related to previously discontinued operations. Pension expense for these plans was not significant in the aggregate.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit and postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Company reflected the impact of adopting SFAS No. 158 in its Consolidated Statements of Stockholders’ Equity and Comprehensive Income at June 30, 2007. The incremental effect of adopting SFAS No. 158 is reflected in the following table:

	Before Adopting SFAS No. 158	Adjustments to Adopt SFAS No. 158	After Adopting SFAS No. 158
Non-current pension benefit asset, net of tax of $0.6	$2.2	$(2.0)	$0.2
Accumulated other comprehensive income, net of tax of $0.6	—	2.0	2.0

The adoption of SFAS No. 158 had no effect on net income or cash flows.

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the fiscal years ended June 30:

	2007	2006	2005
Income taxes paid	$15.5	$17.4	$1.4
Interest paid	3.4	3.2	3.2

Schedule of Non-Cash Investing Activities:
Gaming operations equipment transferred to inventory	$4.4	$4.8	$2.3
Accrual of deferred licensing purchase obligation	—	—	9.1

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We incurred Non-cash expenses of $27.4 million, $24.1 million and $14.6 million during fiscal 2007, 2006, and 2005, respectively. The significant increase in fiscal 2007 and 2006 is primarily due to the adoption of SFAS No. 123R, effective July 1, 2005 (see Note 2, “Principal Accounting Policies”).

18. HURRICANE DAMAGE

During the September 2005 quarter, two hurricanes devastated the Gulf Coast of Louisiana and Mississippi, which affected the Company’s facilities and its customers’ facilities. We reopened our Gulfport facility in November 2005, but incurred, and continue to incur hurricane-related revenue loss. Historically, our participation revenue per day in the Mississippi and Louisiana markets is over 40% higher than the Company’s overall average.

We carry both property and business interruption insurance. We expect damage to our leased facility in Gulfport to be covered by our property insurance, after the deductible. In fiscal 2005, we received the first property insurance payment from the insurance company. We have assessed the usability of the inventory and participation gaming machines damaged in our Gulfport facility and added damaged items to our property claim.

The property insurance carries a deductible that was expensed in fiscal 2005, as was our $100,000 contribution to our employee relief fund and other related expenses. There is no deductible for the business interruption insurance and this coverage began 48 hours after elected officials ordered the evacuation of the areas. During fiscal 2006, we received business interruption insurance proceeds of $1.0 million, representing an initial reimbursement for losses arising from Hurricane Katrina, which we recorded in interest and other income, net on the Consolidated Statements of Income. We began litigation against the insurance company in the Mississippi courts in the September 2006 quarter. We continue to pursue additional insurance claims, but cannot presently estimate the amount or timing of any additional payment, or the results of any litigation. The Company has not recorded and will not record any amount for unreimbursed business interruption claims until an agreement is reached with its insurer as to the amount of the recovery.

19. SUBSEQUENT EVENTS

Acquisition

On July 19, 2007, we completed the acquisition of 100% of the outstanding stock of privately held Systems in Progress GmbH (“SiP”), an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. The total consideration for SiP, excluding acquisition costs, was $4.7 million. SiP’s former majority shareholder is a customer of WMS and $4.5 million of the total consideration resulted from extinguishing trade accounts receivable owed by that customer to WMS for its entire equity ownership in SiP. Two minority shareholders were paid equal value in cash and shares of WMS common stock that in total aggregated approximately $0.2 million. The transaction is expected to be immaterial to our fiscal 2008 net income.

Share Repurchase Authorization

On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. This authorization replaces the $35 million authorization that expired on August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information is as follows for fiscal 2007 and 2006:

	Sept. 30 2006	Dec. 31 2006	Mar. 31 2007	June 30 2007
Fiscal 2007 Quarters
Revenues	$110.6	$134.6	$136.6	$158.0
Gross profit, excluding depreciation expense	62.6	73.5	77.7	91.2
Net income	7.1	12.2	12.9	16.7
Earnings per share:
Basic	$0.15	$0.25	$0.26	$0.34

Diluted	$0.13	$0.22	$0.23	$0.29

Weighted-average common shares:
Basic	47.6	48.0	49.1	49.5

Diluted	57.5	58.7	59.6	60.3

	Sept. 30 2005	Dec. 31 2005	Mar. 31 2006	June 30 2006
Fiscal 2006 Quarters
Revenues	$104.4	$113.4	$110.7	$122.7
Gross profit, excluding depreciation expense	54.4	61.3	61.0	64.0
Net income	6.1	8.0	9.2	10.0
Earnings per share:
Basic	$0.13	$0.17	$0.19	$0.21

Diluted	$0.12	$0.15	$0.17	$0.18

Weighted-average common shares:
Basic	47.1	47.0	47.1	47.2

Diluted	56.9	56.4	56.6	57.5

The September 2006 quarter includes a $1.0 million after tax, or $0.02 per diluted share impact for charges associated with management separation costs.

The December 2006 quarter includes a $0.7 million, or $0.01 per dilutive share benefit related to the period January 1, 2006 through June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2007, 2006 and 2005

Column A	Column B	Column C		Column D	Column E
		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Amounts Written off or Reclassified(1)	Balance at End of Period
Allowance for receivables:
2007	$2,629,000	$1,677,000	$—	$1,832,000	$2,474,000
2006	$2,488,000	$260,000	$—	$119,000	$2,629,000
2005	$2,620,000	$263,000	$—	$395,000	$2,488,000

(1)	Fiscal 2007 includes a $300,000 reclassification to other non-current assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of August, 2007.

WMS INDUSTRIES INC.

By:	/S/ BRIAN R. GAMACHE
Brian R. Gamache
President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/S/ BRIAN R. GAMACHE Brian R. Gamache	President, Chief Executive Officer and Director (Principal Executive Officer)	August 28, 2007

/S/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 28, 2007

/S/ JOHN P. MCNICHOLAS, JR. John P. McNicholas, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	August 28, 2007

/S/ LOUIS J. NICASTRO Louis J. Nicastro	Chairman of the Board	August 28, 2007

/S/ HAROLD H. BACH, JR. Harold H. Bach, Jr.	Director	August 28, 2007

/S/ NEIL D. NICASTRO Neil D. Nicastro	Director	August 28, 2007

/S/ EDWARD W. RABIN, JR. Edward W. Rabin, Jr.	Director	August 28, 2007

/S/ HARVEY REICH Harvey Reich	Director	August 28, 2007

/S/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	August 28, 2007

/S/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	August 28, 2007