Form 10-Q
period 2007-09-30
WMS INDUSTRIES INC /DE/
filed 2007-11-07
CIK 350077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO______________________

Commission file number:  1-8300

WMS INDUSTRIES INC.
                         (Exact name of registrant as specified in its Charter)

Delaware	36-2814522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☑                                                                                Accelerated filer ☐                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes 0 No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,585,275 shares of common stock, $0.50 par value, were outstanding at October 29, 2007.

WMS INDUSTRIES INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended September 30, 2007 and 2006
(in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

	2007	2006
REVENUES:
Product sales	$80.9	$68.6
Gaming operations	51.6	42.0

Total revenues	132.5	110.6

COSTS AND EXPENSES:
Cost of product sales(1)	42.3	39.4
Cost of gaming operations(1)	10.6	8.6
Research and development	16.8	12.5
Selling and administrative	27.8	23.6
Depreciation(1)	18.2	15.2

Total costs and expenses	115.7	99.3

OPERATING INCOME	16.8	11.3

Interest expense	(1.0)	(1.7)
Interest and other income, net	1.1	0.9
Income before income taxes	16.9	10.5
Provision for income taxes	5.8	3.4

NET INCOME	$11.1	$7.1

Earnings per share:
Basic	$0.22	$0.15
Diluted	$0.19	$0.13

Weighted-average common shares:
Basic common stock outstanding	49.8	47.6
Diluted common stock and common stock equivalents	60.8	57.5
__________
(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included separately in the depreciation line item:
Cost of product sales	$0.8	$0.6
Cost of gaming operations	$15.4	$12.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and June 30, 2007
(in millions of U.S. dollars and millions of shares)

	September 30,	June 30,
	2007	2007
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$61.0	$37.2
Restricted cash	18.7	16.0
Total cash, cash equivalents, and restricted cash	79.7	53.2
Accounts receivable, net of allowances of $2.3 and $2.5, respectively	93.9	114.5
Notes receivable, current portion	58.8	59.4
Inventories	81.1	79.3
Deferred income tax assets	9.5	9.4
Other current assets	28.9	26.4
Total current assets	351.9	342.2

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $139.8 and $129.3, respectively	88.9	90.0
Property, plant and equipment, net of accumulated depreciation of $61.7 and $57.9, respectively	99.2	91.9
Intangible assets	102.4	97.0
Deferred income tax assets	21.8	19.9
Other assets	13.8	14.7
Total non-current assets	326.1	313.5
TOTAL ASSETS	$678.0	$655.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40.5	$38.8
Accrued compensation and related benefits	8.6	17.5
Other accrued liabilities	32.2	30.4
Total current liabilities	81.3	86.7

NON-CURRENT LIABILITIES:
Deferred income tax liabilities.	10.3	9.4
Long-term debt	115.0	115.0
Other non-current liabilities	12.9	11.0
Total non-current liabilities	138.2	135.4

Commitments, contingencies and indemnifications (see Note 12)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 50.6 and 50.0 shares issued, respectively)	25.3	25.0
Additional paid-in capital	280.8	269.1
Retained earnings	147.5	138.2
Accumulated other comprehensive income	4.9	1.3
Total stockholders’ equity	458.5	433.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$678.0	$655.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2007 and 2006
 (in millions of U.S. dollars)
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11.1	$7.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18.2	15.2
Non-cash expenses	7.0	6.3
Deferred income taxes	(1.1)	(1.7)
Change in operating assets and liabilities, net of acquisitions	3.4	(1.4)
Net cash provided by operating activities	38.6	25.5

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of business, net of cash acquired	(0.2)	(20.5)
Purchase of property, plant and equipment	(10.2)	(6.9)
Additions to gaming operations equipment	(14.8)	(14.0)
Investment and advances in royalties, licensed technologies, patents, and trademarks, net of business acquisitions	(1.4)	(3.9)
Net cash used in investing activities	(26.6)	(45.3)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	6.3	2.2
Tax benefit from exercise of stock options	2.5	0.2
Proceeds from borrowings under revolving credit facilityPurchases of treasury stock	—	5.0
Repayments of borrowings under revolving credit facility	—	(5.0)
Net cash provided by financing activities	8.8	2.4

Effect of Exchange Rates on Cash	3.0	(0.6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23.8	(18.0)
CASH AND CASH EQUIVALENTS, beginning of period	37.2	39.1
CASH AND CASH EQUIVALENTS, end of period	$61.0	$21.1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

1.      BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on August 29, 2007.  The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

We market our gaming machines in two principal ways. First, product sales include the sales of new and used gaming machines, video lottery terminals (“VLTs”), conversion kits, parts, amusement-with-prize gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing agreements to casinos and other gaming machine operators. Second, we license our game content to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) in the case of gaming machines on a wide-area progressive (“WAP”) jackpot system, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: WAP participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine and VLT leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Condensed Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in the Condensed Consolidated Statements of Income and cost of gaming operations equipment and related accumulated depreciation included in the Condensed Consolidated Balance Sheets).

2.      PRINCIPAL ACCOUNTING POLICIES

Accounting for Income Taxes

We account for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as income tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.  We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

Other Principal Accounting Policies

For a description of the Company’s other principal accounting policies, see Note 2, “Principal Accounting Policies,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

3.      EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three months ended September 30:

	2007	2006
Basic earnings per share:
Net income	$11.1	$7.1
Basic weighted average common shares outstanding	49.8	47.6
Basic earnings per share	$0.22	$0.15

Diluted earnings per share:
Net income	$11.1	$7.1
After tax interest expense and amortization of issuance costs on convertible subordinated notes	0.5	0.6
Diluted earnings	$11.6	$7.7

Basic weighted average common shares outstanding	49.8	47.6
Dilutive effect of stock options	2.1	1.1
Dilutive effect of restricted common stock and warrants	0.2	0.1
Dilutive effect of convertible subordinated notes	8.7	8.7
Dilutive common stock and common stock equivalents	60.8	57.5
Diluted earnings per share of common stock and common stock equivalents	$0.19	$0.13

Common stock equivalents excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive	0.4	3.2

Included in the anti-dilutive common stock equivalents for the three months ended September 30, 2006 are warrants to purchase 375,000 shares of common stock that were issued in September 2003 as part of an inducement to a licensor to extend its license agreement with us.  The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment.

4.      BUSINESS ACQUISITION

On July 19, 2007, we completed the acquisition of 100% of the outstanding stock of privately held Systems in Progress GmbH (“SiP”), an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators.  The total consideration for SiP, excluding acquisition costs, was $4.7 million. SiP’s former majority shareholder is a customer of WMS and $4.5 million of the total consideration resulted from extinguishing a receivable owed by that customer to WMS for its entire equity ownership in SiP.  Two minority shareholders were paid equal value in cash and shares of WMS common stock that in total aggregated approximately $0.2 million.  The transaction is expected to be immaterial to our fiscal 2008 net income and, therefore, pro forma financial information is not provided.  The business valuation is not yet complete and, therefore, the purchase price allocation is preliminary. See also Note 6, “Intangible Assets.”

5.      INVENTORIES

Inventories consisted of the following:
	September 30,	June 30,
	2007	2007
Raw materials and work-in-process	$54.0	$52.5
Finished goods	27.1	26.8
Total inventories	$81.1	$79.3

Legacy inventory balances included in the totals above	$5.0	$8.5

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

6.      INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2007 include:

Goodwill balance at June 30, 2007	$17.4
Additions: SiP acquisition (see Note 4)	4.5
Foreign currency translation adjustment	0.9
Goodwill balance at September 30, 2007	$22.8

Other Intangible Assets

Additions to other intangible assets, which include capitalized legal costs and expenditures to third parties, during the three months ended September 30, 2007, were as follows:
Additions
Finite lived intangibles:
Patents	$0.8
Customer relationships	–
Royalties and licensed technologies	0.5
Trademarks	0.1
Total	$1.4

Indefinite lived intangibles:
Brand names	$ 

A majority of the patent additions pertain to unissued patent applications and we anticipate that a majority of these patents will be amortized over four to seventeen years beginning in approximately July 2009.  Royalties and licensed technologies additions have a weighted-average life of 1.8 years.  As the business valuation for the SiP acquisition is not yet complete, no amounts have been allocated to other intangible assets as of September 30, 2007.

Other intangible assets consisted of the following:

	September 30, 2007			June 30, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Patents	$15.2	$(1.2)	$14.0	$14.4	$(0.9)	$13.5
Customer relationships	4.7	(1.0)	3.7	4.4	(0.7)	3.7
Royalties and licensed technologies	100.8	(35.3)	65.5	100.6	(33.9)	66.7
Trademarks	0.7	(0.1)	0.6	0.7	(0.1)	0.6
Total	$121.4	$(37.6)	$83.8	$120.1	$(35.6)	$84.5

Indefinite lived intangible assets:
Brand names	$3.2	$–	$3.2	$3.0	$–	$3.0

Certain of our other intangible assets are denominated in foreign currency and, as such, include the effects of foreign currency translation.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

General

The following table reconciles Goodwill and Other intangible assets presented above to Intangible assets recorded on our Condensed Consolidated Balance Sheets at:
	September 30,	June 30,
	2007	2007

Goodwill	$22.8	$17.4
Finite lived intangible assets, net	83.8	84.5
Indefinite lived intangible assets	3.2	3.0
Less: royalties and licensed technologies, short-term included in other current assets	(7.4)	(7.9)
Total intangible assets	$102.4	$97.0

Amortization expense for finite lived intangible assets was $2.0 million and $2.3 million for the three months ended September 30, 2007 and 2006, respectively.

The estimated aggregate amortization expense for finite lived intangible assets for each of the next five years is as follows:

Year ended June 30,
2008	$6.9
2009	8.8
2010	11.7
2011	10.1
2012	7.4

The estimated aggregate future intangible amortization as of September 30, 2007 does not reflect the significant commitments we have for future payments for royalties and licensed technologies. See also Note 12, “Commitments, Contingencies and Indemnifications.”

7.      INCOME TAXES

The effective income tax rate was approximately 34.5% and 32.4% for the three months ended September 30, 2007 and 2006, respectively. The change results from the expiration of the export sales deduction as of December 31, 2006 and additional unrecognized tax benefits under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

The Company adopted the provisions of FIN 48 on July 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1.8 million increase in the liability for unrecognized tax benefits that was accounted for as a reduction in our retained earnings as of July 1, 2007.  As of July 1, 2007, the Company had $5.7 million of gross unrecognized tax benefits including accrued interest of $0.4 million.  Of this amount, $5.4 million represents the portion that, if recognized, would impact the effective tax rate.  The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of July 1, 2007, the Company had $0.3 million accrued for the payment of interest, net of the federal tax benefit, and zero amounts accrued for penalties.

Total unrecognized tax benefits recorded in the accompanying Consolidated Condensed Balance Sheets as of September 30, 2007 were $5.7 million.  The Company files tax returns in various jurisdictions and does not anticipate a significant change in the amount of unrecognized tax benefits within the next twelve months.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

8.      CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At September 30, 2007, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At September 30, 2007, approximately $103.2 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of September 30, 2007 and June 30, 2007.

9.      STOCKHOLDERS' EQUITY

Common Stock Repurchase Program

On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. This authorization replaces the $35 million authorization that expired on August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the three months ended September 30, 2007, we did not repurchase any shares of our common stock.  As of September 30, 2007, we had $50 million remaining under this share repurchase authorization.

Equity Compensation Plan

On September 5, 2007, we issued a total of 25,000 stock options to a newly appointed Board of Director member. The options vest after one year and expire on September 5, 2014.  The options have a fair value of $9.62 per share based on the Black-Scholes calculation using the following assumptions: $28.94 exercise price; risk-free interest rate of 4.05%; expected life of 4.00 years; expected volatility of 0.35; and 0.0% dividend yield.

On September 17, 2007, we issued a total of 83,750 stock options to certain employees of our company. The number of options awarded to each employee varied, vest evenly over four years and expire on September 17, 2014.  The options have a fair value of $11.05 per share based on the Black-Scholes calculation using the following assumptions: $30.03 exercise price; risk-free interest rate of 4.20%; expected life of 4.75 years; expected volatility of 0.35; and 0.0% dividend yield.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

On September 18, 2007, we granted 7,336 shares of restricted stock to each of our non-employee directors (for a total of 58,688 shares of restricted stock granted).  The restrictions will lapse over two years, 50% on September 18, 2008 and 50% on September 18, 2009. The grant-date fair value of our stock was $30.67 per share.

On September 19, 2007, our Board of Directors approved the fiscal 2008 equity grants to select employees under our long-term incentive program. The value granted to each employee was based on a percentage of each employee’s base salary and target bonus. The grant date fair value of our stock was $30.55 and the value was granted through three equity components – restricted shares, stock options and equity-based performance units – as follows:
➢	89,911 shares of restricted stock, which restrictions will lapse evenly over four years.
➢
251,765 stock options that vest evenly over three years and expire on September 19, 2014.  The options have a fair value of $10.91 per share based on the Black-Scholes calculation using the following assumptions: $30.55 exercise price; risk-free interest rate of 4.19%; expected life of 4.5 years; expected volatility of 0.35; and 0.0% dividend yield.

➢
89,911 equity-based performance units, which will vest upon achievement of performance goals set by the Board.  The goals are based on levels of total revenue and earnings per share over the period July 1, 2007 through June 30, 2010. The number of shares of stock awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant.  Based on the current assessment of the performance goals, the Company has not recorded any expense relating to such equity-based performance units.

Total share-based payment expense for the three months ended September 30, 2007 and 2006 was $3.2 million and $2.7 million, respectively.

10.           COMPREHENSIVE INCOME

Comprehensive income consists of the following for the three months ended September 30:

	2007	2006

Net income	$11.1	$7.1
Foreign currency translation adjustment	3.6	(0.6)
Total accumulated other comprehensive income	$14.7	$6.5

11.           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $0.6 million for both the three months ended September 30, 2007 and 2006.

Refer also to Note 4, “Business Acquisition” regarding the extinguishment of a trade accounts receivable in exchange for an equity interest in SiP, and to Note 7, “Income Taxes” regarding the recognition of $1.8 million in additional liability for unrecognized tax benefits as a result of the adoption of FIN 48.  Both items are non-cash transactions in operating activities.

12.           COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of intellectual properties in our products. These agreements generally provide for royalty and license advances when the agreements are signed, minimum commitments which are cancellable in certain circumstances, as well as contingent payments based on future events.

We had total royalty and license commitments, advances and payments made and potential future payments as follows as of September 30, 2007:

Minimum Commitments

Total royalty and license commitments	$129.3
Advances and payments made	(101.8)
Potential future payments	$27.5

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

As of September 30, 2007, we estimate that potential future royalty payments in each fiscal year will be as follows:
Minimum Commitments

2008	$10.5
2009	6.1
2010	5.6
2011	5.2
2012	0.1
Total	$27.5

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2007, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 13, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of September 30, 2007, we were not aware of any obligations arising under these agreements that would require material payments.

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

13.           LITIGATION

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

Product names mentioned in this Report are trademarks of WMS Gaming, Inc., except for the following licensed marks: JOHN WAYNE is a trademark of Wayne Enterprises, L.P.;  MONOPOLY, is a trademark of Hasbro; POWERBALL is a trademark of Multi-State Lottery Association;  PRESS YOUR LUCK is a trademark of FremantleMedia Operations BV; THE WIZARD OF OZ is a trademark of Turner Entertainment Co.; and TOP GUN is a trademark of Paramount Pictures Corporation.

OVERVIEW

Our mission is to create the most entertaining products in the world, and service the customer with uncompromising passion for quality.  We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Our products consist primarily of video gaming machines, mechanical reel gaming machines and VLTs. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. We generate revenue in two principal ways: from product sales and from gaming operations.

Product sales revenue includes the sale of new and used gaming machines, VLTs, parts, conversion kits (including theme and/or operating system conversions), amusement-with-prize (“AWP”) gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators.  We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, including WMS Bluebird® and Orion Twinstar™ platforms;
➢	Mechanical reel-spinning gaming machines;
➢	Video poker machines, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base hardware and then leases the top box and game for a low lease price point;
➢	Replacement parts and conversion kits for our legacy, Bluebird, Twinstar and AWP gaming machines, and CPU-NXT® upgrade kits;
➢	Used gaming machines that are acquired on a trade-in basis or that were previously placed on a participation basis;
➢	AWP gaming machines in certain international markets;
➢	Gaming-related systems, including linked progressive systems and slot accounting systems applicable to smaller international casinos; and
➢	Gaming stations in legacy, Bluebird and Twinstar cabinets in limited cases under OEM agreements to certain third parties.

We earn gaming operations revenues from leasing participation games and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content. Our gaming operations include the following product lines:

➢
Participation games, which are WMS-owned gaming machines that we lease based upon any of the following payment methods: (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We have the ability to place these gaming machines on a participation basis because of the popularity of the brand and the superior performance of the game, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell to casinos or other gaming machine operators.  Participation games include the following categories:

➢	Wide-area progressive participation games (“WAP”);
➢	Local-area progressive participation games (“LAP”); and
➢	Stand-alone participation games.
➢	Casino-owned daily fee games;
➢	Video lottery terminals; and
➢	Licensing revenues.

   Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended June 30, 2007, for further information regarding our gaming operations product lines.

Key Priorities

With the marketplace dynamics in fiscal 2008 echoing much of what the industry experienced in the prior year, we remain focused on the five key strategic priorities that we executed on in fiscal 2007: (1) continue to grow our gaming operations business with its recurring revenue stream and higher gross profit margins; (2) extend our North American market share gains through innovative new product offerings; (3) expand globally to further diversify our revenue mix and reduce our dependence on North American revenues; (4) increase margins through operating process improvements; and (5) continue to generate and grow sustainable, recurring cash flows.

Our first priority is to continue to pursue the managed expansion of our high-margin gaming operations business, while working to achieve a greater mix of higher revenue producing products on the slot floor, specifically a greater number of higher-revenue producing WAP products.  During the September 2007 quarter, our average installed base of participation gaming machines increased 19% over the same period last year and, at quarter-end, our total installed participation footprint stood at 8,694 units.   WAP units comprised 19% of the average footprint in the September 2007 quarter, up from 17% in the June 2007 quarter.  A key component in growing our gaming operations revenues in the September 2007 quarter was the success of our “Sensory Immersion” platform with TOP GUN™, and our Transmissive Reels™ platform with MONOPOLY™ Super Money Grab® – both WAP games.  Additionally, our installed base of stand-alone participation gaming machines continued to grow, with additional placements of our MONOPOLY Big Event® and MONOPOLY Super Grand Hotel® offerings.  This growth, along with a 3% improvement in the average daily revenue generated, produced a 23% year-over-year increase in revenue from our gaming operations business.

Building upon the innovative gaming platforms and foundational technologies used in Community Gaming™, “Sensory Immersion” Gaming and Transmissive Reels Gaming, we are launching the next installments for each of these categories in the December 2007 quarter.  In October 2007, we began installing PRESS YOUR LUCK™ Big Event, a stand-alone Community Gaming participation game.  We also began to install THE WIZARD OF OZ™, a “Sensory Immersion” game, and JOHN WAYNE® Transmissive Reels games, both of which are wide-area progressive machines, in Nevada and Native American jurisdictions.  With the large installed base of MONOPOLY Big Event games and its longevity on the slot floor, we expect that the roll-out of PRESS YOUR LUCK Big Event will largely refresh and maintain that base, with only minimal incremental increases in the installed base during the course of the next few quarters.  In the “Sensory Immersion” category, the installed footprint of TOP GUN has now reached 700 units (including stand-alone games in those jurisdictions where we do not operate a WAP link) and its performance remains very strong.  As a result of the continued high performance of MONOPOLY Super Money Grab and TOP GUN, and the differentiated game experience of THE WIZARD OF OZ and JOHN WAYNE games, we anticipate placements of these games will lead to some incremental placements that will expand the number of WAP units in our installed base going forward.

Our second priority remains gaining North American product sales market share.  The lack of significant casino openings and major expansions for new shipments in the September 2007 quarter made for a tough comparison to last year and, coupled with the ongoing sluggish replacement cycle, the overall industry demand is limited.  Yet, in spite of this, our unit sales declined only slightly due to our continued ability to gain market share in a tough competitive marketplace.  We continue to capture a greater portion of our customers’ available capital dollars because of our capability to offer innovative and differentiated video and mechanical reel games.  In the September 2007 quarter, our new Wrap Around Pays™ video games, as well as our new expanded line of 3-reel multi-line, multi-coin mechanical products were significant contributors to our domestic unit sales. In addition, our expanded bandwidth coupled with WMS’ strength in available content contributed directly to the stronger demand for our game theme conversions.

Third, we continue to expand our international revenue base. During the September 2007 quarter, international shipments increased 19% year over year, driven by strong demand across the range of international markets, from Asia to Latin America to Europe.  Shipments to international markets represented 37% of our total new unit shipments in the September 2007 quarter, compared with 32% a year ago.  The addition of Orion and now, Systems in Progress (“SiP”), also contribute to our expanding worldwide presence through complementary technology and game development capabilities.  We believe we will continue to increase our global market share.

Our fourth priority is a focus on improving our operating margin, which improved to 13% in the September 2007 quarter from 10% a year ago.  We are still only in the early stages of implementing our lean sigma and strategic sourcing initiatives, but we are realizing results and we believe these initiatives will continue to drive margin improvement in future quarters.  In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues.  In the September 2007 quarter, our operating margin increased 250 basis points over last year, even as research and development expenses increased year over year by $4.3 million, or 34%.  Our research and development spending represents the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines.

Our fifth priority is to drive higher cash flow.  During the September 2007 quarter, net cash provided by operations increased by $13.1 million to $38.6 million, or 51% higher than the same period a year ago.  Building on the initial success achieved in the June 2007 quarter, we again reduced operating assets and liabilities in the September 2007 quarter.  We believe there are opportunities for further improvement in the coming quarters.  Furthermore, significant improvement is being made in our ability to more effectively manage the capital deployed in our gaming operations business.  During the September 2007 quarter, the installed footprint of participation games increased by 418 units over the June 30, 2007 installed base, while our investment in these gaming machines totaled $14.8 million, compared to the $23.6 million invested in the June 2007 quarter.  Our investment in gaming operations equipment reflects the continued strong positive response to our three new participation platforms:  Community Gaming, “Sensory Immersion” Gaming and Transmissive Reels gaming technology.  We also deployed additional capital for the continued placement of leased games in Oklahoma, which are not included in the installed participation base at period end.  As a result of our improving cash flow, our total cash and cash equivalents, including restricted cash as of September 30, 2007 rose $26.5 million from June 30, 2007, to $79.7 million, or approximately 50%.

The priorities for the utilization of our improving cash flow are to continue to emphasize internal and external investments to create and license advanced technologies and intellectual property, as well as to continue to seek acquisitions that can extend our international presence and expand our earnings potential.  In the September 2007 quarter, our research and development spending increased $4.3 million over the September 2006 quarter and we also invested $1.4 million in investments and advances in royalties, technologies and brand licenses.  We may also use available cash to repurchase shares in the open market, through stock purchases or in privately negotiated transactions.

Our current open orders for new gaming machines and CPU-NXT conversion kits total over 11,500 units, and we have open orders for over 2,100 new participation gaming machines or theme conversions.

Server-Based Gaming

We believe that server-based gaming (“SBG”) will be the next significant technology development in the gaming machine industry. Server-based gaming refers to a gaming system in which games and software in peripheral equipment are configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that enables custom configuration by operators and may also enable central determination of game outcomes. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of product offerings.

Our vision for SBG emphasizes enhanced game play and excitement for the player, in addition to the above mentioned functions. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe SBG will permit game play to be communal among several players.

Our path to the server-enabled marketplace takes elements of our technology road map and converts it into commercializable products in advance of the launch of the full functionality of server-based gaming.  Fiscal 2007 was highlighted by the successful launch of Community Gaming, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of games, thereby creating a true communal gaming experience.  In fiscal 2007, we also commercialized the next step forward in computing power and capability with the CPU-NXT2 operating system and platform that we expect will be the basis for our server-enabled games.  CPU-NXT2 drives real-time, 3D graphics and surround sound capabilities for our “Sensory Immersion” series.  Further, we combined an interactive see-through LCD with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture on the server-based slot floor.

In the December 2007 quarter, we expect to introduce future installments to our three innovative participation gaming platforms, as well as unveil more of our vision behind the expanding portfolio for these foundational products.  We also expect to demonstrate the inter-operability of our Bluebird cabinets, our CPU-NXT2 operating system and the open access of the GSA communication protocols (G2S and S2S) with other manufacturers’ products and systems.  The first version of our software for the server-based world is presently with regulators, and we have the first fully G2S compliant software in front of the regulators.  We expect this version of the software – with its capabilities to fully support remote download and configuration – to be in field trials early in calendar 2008.  The subsequent phase of our server-enabled software development will include additional server-enabled features, including some first-of-their-kind player and operator benefits, which we expect to submit to regulators in the spring of 2008.  Following field trial later next year, we anticipate that our first commercialized fully feature-rich server-based offering will be available in the second half of our fiscal 2009.

Acquisition of Systems in Progress

On July 19, 2007, we completed the acquisition of 100% of the outstanding stock of privately held Systems in Progress GmbH (“SiP”), an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators.  The total consideration for SiP, excluding acquisition costs, was $4.7 million. SiP’s former majority shareholder is a customer of WMS and $4.5 million of the total consideration resulted from extinguishing trade accounts receivable owed by that customer to WMS for its entire equity ownership in SiP.  Two minority shareholders were paid equal value in cash and shares of WMS common stock that in total aggregated approximately $0.2 million.  The transaction is expected to be immaterial to our fiscal 2008 net income and, therefore, pro forma financial information is not provided.  The business valuation is not yet complete and, therefore, the purchase price allocation is preliminary.

See also Note 4, “Business Acquisition” to our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Form 10-K for the fiscal year ended June 30, 2007.  We have not made any changes relating to the application of these policies during the three months ended September 30, 2007, with the exception of our accounting for income taxes.  We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, on July 1, 2007.  In accordance with FIN 48, we recognize interest and penalties related to unrecognized tax benefits in income tax expense.  The other aspects of our income tax critical accounting policy and estimates as disclosed in our Form 10-K for the fiscal year ended June 30, 2007 have not changed.

We have discussed the development, selection and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in spring and slowest in the summer months, while gaming operations revenue are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction.  Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Three Months Ended				Percent
	September 30,		Increase		Increase
	2007	2006	(Decrease)		(Decrease)
Product Sales Revenues
New unit sales revenues	$62.8	$57.4	$5.4		9.4%
Other product sales revenues	18.1	11.2	6.9		61.6
Total product sales revenues	$80.9	$68.6	$12.3		17.9

New units sold	4,894	4,711	183		3.9
Average sales price per new unit	$12,840	$12,186	$654		5.4
Gross profit on product sales revenues(1)	$38.6	$29.2	$9.4		32.2
Gross margin on product sales revenues(1)	47.7%	42.6%	510	bp	12.0

Gaming Operations Revenues
Participation revenue	$46.3	$37.7	$8.6		22.8
Other gaming operations revenue	5.3	4.3	1.0		23.3
Total gaming operations revenues	$51.6	$42.0	$9.6		22.9

WAP games at period end	1,651	1,766	(115)		(6.5)
LAP games at period end	2,321	1,745	576		33.0
Stand-alone games at period end	4,722	3,630	1,092		30.1
Total installed participation base at period end	8,694	7,141	1,553		21.7

Average participation installed base	8,351	7,000	1,351		19.3
Average revenue per day per participation machine	$60.28	$58.55	$1.73		3.0

Installed casino-owned daily fee games at period end	779	797	(18)		(2.3)
Average casino-owned daily fee games installed base	749	777	(28)		(3.6)

Gross profit on gaming operations revenue(1)	$41.0	$33.4	$7.6		22.8
Gross margin on gaming operations revenue(1)	79.5%	79.5%	–		–

Total revenues	$132.5	$110.6	$21.9		19.8
Total gross profit(1)	$79.6	$62.6	$17.0		27.2
Total gross margin(1)	60.1%	56.6%	350	bp	6.2

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for the September 2007 quarter increased 19.8%, or $21.9 million, over the September 2006 quarter, reflecting:
➢	A $5.4 million, or 9.4%, increase in new unit sales revenue as a result of:
➢
A 183 unit increase in new units sold.  International new units sold increased 19% over the prior year, reflecting growth in Macau with our Mandarin-based games and continued growth throughout Europe, South Africa and South America, partially offset by a decrease of approximately 100 units in North American new units sold in the September 2007 quarter over the September 2006 quarter due to the sluggish North American replacement market, as well as the fact that the September 2006 quarter had a strong contribution from Oklahoma which was a new market for us at the time. Sales of mechanical reel products exceeded 1,400 units, or approximately 29% of total new units sold.

➢	A 5.4% increase in the average selling price of new gaming units, principally reflecting the benefit of a higher percentage of premium-priced products in the overall product mix.
➢	A $6.9 million increase in other product sales revenues, reflecting strong sales of conversion kits, parts and used games.
➢
We earned revenue on more than 2,500 conversion kits in the September 2007 quarter, compared to just over 900 conversion kits in the September 2006 quarter, due to the positive response to our new video and mechanical reel games.

➢	We sold more than 1,500 used gaming machines at higher prices in the September 2007 quarter, compared to approximately 1,100 used gaming machines in the September 2006 quarter.
➢	A $9.6 million, or 22.9%, growth in total gaming operations revenues due primarily to:
➢
 A 19.3% increase in the average installed base of participation gaming machines, driven by the growth in our LAP and stand-alone installed bases.  The number of WAP units in the installed base as of September 30, 2007 was lower than at September 30, 2006, reflecting our selective and gradual roll-out of  the “Sensory Immersion” and Transmissive Reels platforms in fiscal 2008, compared with a more rapid release of the POWERBALL® installed base in fiscal 2007.  Our controlled WAP roll-out strategy, combined with the high earnings performance of our newer games, resulted in achieving approximately the same level of WAP-associated revenues in fiscal 2008 on fewer installed WAP units.  It should also be noted that the 144-unit increase in WAP gaming machines since June 30, 2007 was an important contributor to the revenue growth in gaming operations in the September 2007 quarter.

➢	Overall average revenues per day increased by 3.0%, principally reflecting the success of our newer WAP products, TOP GUN and MONOPOLY Super Money Grab.

Total gross profit, as used herein excluding depreciation expense, increased 27.2%, or $17.0 million, to $79.6 million for the September 2007 quarter from $62.6 million for the September 2006 quarter. This improvement reflects:
➢
Gross margin on product sales revenues of 47.7% for the September 2007 quarter, compared to 42.6% for the September 2006 quarter.  Gross margin for the September 2007 quarter reflects continued process improvements resulting from the Company’s lean sigma and strategic sourcing initiatives, greater sales of higher-margin conversion kits and revenues from a VLT contract.

➢
Gross margin on gaming operations was flat at 79.5% in the September 2007 quarter compared to the September 2006 quarter, reflecting continued lower relative WAP jackpot expense and the positive influence of the high performing TOP GUN and MONOPOLY Super Money Grab games.

With a greater installed base of WAP units anticipated in the December 2007 quarter and the higher average daily revenue associated with WAP gaming machines, we expect to continue to realize higher year-over-year total gross profit dollars from gaming operations.  At the same time, with the lower gross margin percentage realized on WAP games, we also expect that the gaming operations gross margin will begin to decline in the December 2007 quarter. We expect continued improvements in our product sales gross margin, resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools, and the benefits from ongoing leveling of the production schedule throughout each quarter.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended September 30,
	2007		2006		Increase
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent

Research and development	$16.8	12.7%	$12.5	11.3%	$4.3	34.4%
Selling and administrative	27.8	21.0	23.6	21.3	4.2	17.8
Depreciation	18.2	13.7	15.2	13.7	3.0	19.7
Total operating expenses	$62.8	47.4%	$51.3	46.3%	$11.5	22.4%

Research and development expenses increased $4.3 million to $16.8 million for the September 2007 quarter, compared to $12.5 million in the prior year period.  The year-over-year increase reflects the planned higher expenses to support our product development initiatives, including our server-based gaming activities, and the inclusion of research and development expenses for SiP since the mid-July 2007 acquisition.

Selling and administrative expenses increased $4.2 million to $27.8 million in the September 2007 quarter compared to $23.6 million in the September 2006 quarter, reflecting the incremental expenses associated with the higher level of sales, the inclusion of expenses for SiP since the mid-July 2007 acquisition, higher payroll-related costs associated with improved operating performance and headcount increases during the past twelve months to support growth in the company’s business, as well as increased marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives.

Depreciation increased $3.0 million, or 19.7%, to $18.2 million in the September 2007 quarter compared to $15.2 million in the September 2006 quarter.  This reflects the 19% increase in the average installed base of participation games.  We invested $14.8 million in gaming operations equipment, top boxes and related equipment during the September 2007 quarter, $75.9 million during fiscal 2007, and $68.7 million during fiscal 2006.

Overall, with higher revenues and improved gross margins, we expect continued expansion in our operating margin in fiscal 2008 and fiscal 2009, even with the additional spending on research and development and selling and administrative initiatives, and additional depreciation as a result of investments in our gaming operations installed base.

Income Taxes

The effective income tax rate was approximately 34.5% and 32.4% for the three months ended September 30, 2007 and 2006, respectively. The change results from the expiration of the export sales deduction as of December 31, 2006 and additional unrecognized tax benefits under FASB Interpretation No. 48 (“FIN 48”). At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary.

Earnings Per Share

Diluted earnings per share increased to $0.19 for the September 2007 quarter from $0.13 for the September 2006 quarter.  The increase in earnings per share attributable to increased net income in the September 2007 quarter was partially offset by a higher diluted share count, resulting from the issuance of common shares and an increase in the dilutive effect of stock options.  The increase in WMS’ common stock market price during fiscal 2007 and the first quarter of fiscal 2008 drove the increase in the dilutive effect of stock options.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

  Ø Existing cash and cash equivalents;
  Ø Cash flows from operations; and
  Ø Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions of dollars):

			Increase / (Decrease)
	September 30, 2007	June 30, 2007	Dollar	Percent

Total cash, cash equivalents, and restricted cash(1)	$79.7	$53.2	$26. 5	49.8%
Total current assets(A)	351.9	342.2	9.7	2.8
Total assets	678.0	655.7	22.3	3.4
Total current liabilities(B)	81.3	86.7	(5.4)	(6.2)
Long-term debt	115.0	115.0		
Stockholders’ equity	458.5	433.6	24.9	5.7
Net working capital (A) – (B)	270.6	255.5	15.1	5.9

(1)
Includes restricted cash of $18.7 million and $16.0 million as of September 30, 2007 and June 30, 2007, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $15.1 million from June 30, 2007, and was affected by the following components:
➢	An increase in cash and cash equivalents of $26.5 million due primarily to the strong revenues in the prior quarter and subsequent cash collections in the September 2007 quarter;
➢	A decrease in total current receivables, net of $21.2 million to $152.7 million compared to June 30, 2007, as a result of the strong collections during the September 2007 period; and
➢	A decrease in accrued compensation and related benefits of $8.9 million due to the payment of fiscal 2007 cash bonuses and the timing of payments during the September 2007 quarter.

We have not experienced significant bad debt expense in any of the periods presented. We expect to invest in working capital throughout fiscal 2008, albeit at a lower rate than in prior years.

As described in Note 12, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements, we have royalty and license commitments for brand, intellectual property and technology licenses that are not recorded in our Condensed Consolidated Balance Sheets.

We believe that total cash and cash equivalents of $79.7 million at September 30, 2007, inclusive of $18.7 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations equipment, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the next year. In fiscal 2008 and 2009, we expect cash flow from operations to continue to increase. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, although we may utilize our revolving credit facility from time-to-time in order to meet short-term cash needs.  We will, however, assess market opportunities as they arise.

Convertible Subordinated Notes

At September 30, 2007, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion exercise price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At September 30, 2007, approximately $103.2 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of September 30, 2007 and June 30, 2007.

Common Stock Repurchase Program

On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. This authorization replaces the $35 million authorization that expired on August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the three months ended September 30, 2007, we did not repurchase any shares of our common stock.  As of September 30, 2007, we had $50 million remaining under this share repurchase authorization.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions of dollars):

	Three Months Ended September 30,
	2007	2006	Change
Net cash provided by (used in):
Operating activities	$38.6	$25.5	$13.1
Investing activities	(26.6)	(45.3)	18.7
Financing activities	8.8	2.4	6.4
Effect of exchange rates on cash and cash equivalents	3.0	(0.6)	3.6
Net increase (decrease) in cash and cash equivalents	$23.8	$(18.0)	$41.8

Operating activities: The $13.1 million increase in cash provided by operating activities in the September 2007 three month period compared to the September 2006 three month period resulted from:
➢	A positive impact from the $4.0 million increase in net income and a $3.0 million increase in depreciation; and
➢
A positive impact from improved utilization of working capital indicated by a $4.8 million net decrease in changes in operating assets and liabilities, as the September 2007 quarter decrease in accounts receivable was only partially offset by a slight increase in total inventories as we head into the traditionally stronger December quarter.

We anticipate a higher amount of cash to be provided by operations in fiscal 2008 than in fiscal 2007 due to anticipated increases in revenues from higher new unit sales at a higher average selling price, a greater average participation gaming machine installed base, and a higher average revenue per day for participation gaming machines, partially offset by higher research and development expenses, as well as higher selling and administrative costs.

Investing Activities: The $18.7 million decrease in cash used by investing activities in the September 2007 three month period compared to the September 2006 three month period was primarily due to:
➢	The acquisition during the September 2006 of Orion for net cash of $20.5 million, compared with $0.2 million cash used for the acquisition of SiP in the September 2007 quarter.
➢
A $3.3 million increase in the amount invested in property, plant and equipment during the September 2007 three month period to $10.2 million, due primarily to the expansion of our Waukegan, Illinois facility, as well as investments in manufacturing tools and internal and purchased software.

➢
A $0.8 million increase in the amount invested in gaming operations machines, top boxes and related equipment during the September 2007 three month period to $14.8 million.  We expect the rate of investment in gaming operations equipment to moderate in fiscal 2008 and 2009.

Financing Activities: The $6.4 million increase in cash provided by financing activities was primarily due to:
➢
The receipt of $6.3 million compared to $2.2 million from the exercise of stock options in the September 2007 and 2006 three month periods, respectively, along with the related tax benefit of $2.5 million and $0.2 million, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

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

Our obligations under these arrangements, under our convertible subordinated notes and other contractual obligations at September 30, 2007, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$28.4	$4.4	$7.1	$6.1	$10.8
Royalty payments	27.5	10.5	11.7	5.3	
Non-cancelable raw material purchase orders	5.8	5.8			
Convertible subordinated notes	115.0			115.0	
Performance Bonds	1.0	1.0			
Other, including guaranteed minimums in employment agreements	15.3	13.4	0.5	0.4	1.0
Total	$193.0	$35.1	$19.3	$126.8	$11.8

As of September 30, 2007, we had $5.7 million of unrecognized tax benefits, inclusive of $1.8 million from the adoption of Financial Accounting Standards Board Interpretation No. 48. We cannot make a reasonably reliable estimate of the period of cash settlement for the liability for unrecognized tax benefits.  See Note 7, “Income Taxes,” to our Condensed Consolidated Financial Statements for further information regarding our income tax positions.

  The previously disclosed performance bonds outstanding of $13.7 million expired unused during the three months ended September 30, 2007.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2007, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 13, “Litigation,” to our Condensed Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of September 30, 2007, we were not aware of any obligations arising under these agreements that would require material payments.

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

 Refer also to Note 12, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements.

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

There has been no material change in our assessment of the risk factors affecting our business since the presentation of risk factors described under Item 1A, “Risk Factors” to our Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission (the “Commission”).

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

Equity Price Risk

As of September 30, 2007, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $288.7 million. Using a discounted cash flow model and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $1.4 million, but would have no effect on our cash flows or future results of operations.  The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

Foreign Currency Risk

During the three months ended September 30, 2007, we completed the acquisition of 100% of the outstanding stock of privately-held Systems in Progress, whose functional currency is the Euro.  Given that the acquisition of Systems in Progress is not material to our consolidated results, there were no material changes in our foreign currency risk since June 30, 2007.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

 The trial date for the claim of La Societe de Loteries du Quebec (“Loto-Quebec”) filed against us in the Superior Court of the Province of Quebec, Quebec City District and in the underlying class action lawsuit filed against Loto-Quebec has been rescheduled to commence in September 2008.  For a description of this proceeding, please see Note 13, “Litigation,” to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the description under “Item 3 – Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 1A.  RISK FACTORS

WMS is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Business – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Repurchases of Common Shares

The following table provides information relating to the Company’s purchases of its common shares for the first quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)(2)
July 1, 2007 – July 31, 2007	--	--	--	$24,970,192
August 1, 2007 – August 31, 2007	--	--	--	50,000,000
September 1, 2007 – September 30, 2007	--	--	--	50,000,000
Total	--	--	--	$50,000,000

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

(2)
On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. This authorization replaces the $35 million authorization that expired on August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed September 25, 1998 (“the Form 8-A”).

3.4	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Rights Agreement dated as of September 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

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

WMS INDUSTRIES INC.

Dated: November 7, 2007	By: /s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: November 7, 2007	By: /s/ John P. McNicholas Jr.
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

3.3	Form of Certificate of Designations of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed September 25, 1998 (“the Form 8-A”).

3.4	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Rights Agreement dated as of September 5, 1998 between WMS and The Bank of New York, as Rights Agent, incorporated by reference to the Form 8-A.

4.2	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

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