Form 10-Q
period 2007-12-31
WMS INDUSTRIES INC /DE/
filed 2008-02-08
CIK 350077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO______________________

Commission file number:  1-8300
WMS INDUSTRIES INC.
(Exact name of registrant as specified in its Charter)

Delaware	36-2814522
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,625,350 shares of common stock, $0.50 par value, were outstanding at January 31, 2008.

WMS INDUSTRIES INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended December 31, 2007 and 2006
(in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
REVENUES:
Product sales	$104.7	$93.8	$185.6	$162.4
Gaming operations	54.5	40.8	106.1	82.8

Total revenues	159.2	134.6	291.7	245.2

COSTS AND EXPENSES:
Cost of product sales(1)	54.4	51.7	96.7	91.1
Cost of gaming operations(1)	11.3	9.4	21.9	18.0
Research and development	17.5	14.1	34.3	26.6
Selling and administrative	34.1	26.6	61.9	50.2
Depreciation (1)	17.8	16.0	36.0	31.2

Total costs and expenses	135.1	117.8	250.8	217.1

OPERATING INCOME	24.1	16.8	40.9	28.1

Interest expense	(1.0)	(1.1)	(2.0)	(2.8)
Interest and other income, net	1.4	0.5	2.5	1.4
Income before income taxes	24.5	16.2	41.4	26.7
Provision for income taxes	8.5	4.0	14.3	7.4

NET INCOME	$16.0	$12.2	$27.1	$19.3

Earnings per share:
Basic	$0.32	$0.25	$0.54	$0.41
Diluted	$0.27	$0.22	$0.46	$0.35

Weighted-average common shares:
Basic common stock outstanding	50.2	48.0	50.0	47.6
Diluted common stock and common stock equivalents	61.0	58.8	60.9	58.3

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:
Cost of product sales	$0.9	$0.6	$1.7	$1.2
Cost of gaming operations	$14.7	$13.2	$30.1	$25.9

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2007 and June 30, 2007
(in millions of U.S. dollars and millions of shares)

	December 31,	June 30,
	2007	2007
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$57.7	$37.2
Restricted cash	24.4	16.0
Total cash, cash equivalents, and restricted cash	82.1	53.2
Accounts receivable, net of allowances of $2.1 and $2.5, respectively	107.3	114.5
Notes receivable, current portion	64.4	59.4
Inventories	73.8	79.3
Deferred income tax assets	9.6	9.4
Other current assets	30.0	26.4
Total current assets	367.2	342.2

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $149.8 and $129.3, respectively	85.7	90.0
Property, plant and equipment, net of accumulated depreciation of $65.5 and $57.9, respectively	105.8	91.9
Intangible assets	105.5	97.0
Deferred income tax assets	23.7	19.9
Other assets	15.4	14.7
Total non-current assets	336.1	313.5
TOTAL ASSETS	$703.3	$655.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$36.5	$38.8
Accrued compensation and related benefits	11.8	17.5
Other accrued liabilities	36.9	30.4
Total current liabilities	85.2	86.7

NON-CURRENT LIABILITIES:
Deferred income tax liabilities.	11.2	9.4
Long-term debt	115.0	115.0
Other non-current liabilities	12.9	11.0
Total non-current liabilities	139.1	135.4

Commitments, contingencies and indemnifications (see Note 12)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 50.6 and 50.0 shares issued, respectively)	25.3	25.0
Additional paid-in capital	283.0	269.1
Retained earnings	163.5	138.2
Accumulated other comprehensive income	7.6	1.3
Treasury stock	(0.4)	—
Total stockholders’ equity	479.0	433.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$703.3	$655.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2007 and 2006
 (in millions of U.S. Dollars)
(Unaudited)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27.1	$19.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36.0	31.2
Non-cash expenses	17.6	11.8
Bad debt expense	1.6	0.8
Deferred income taxes	(2.2)	(3.6)
Change in operating assets and liabilities, net of business acquisitions	(10.2)	(14.9)
Net cash provided by operating activities	69.9	44.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of business, net of cash acquired	(0.2)	(20.9)
Purchase of property, plant and equipment	(19.8)	(16.0)
Additions to gaming operations equipment	(28.7)	(32.3)
Investment and advances in royalties, licensed technologies, patents, and trademarks, net of business acquisitions	(6.0)	(15.3)
Purchase of restricted long-term investments	(0.7)	—
Net cash used in investing activities	(55.4)	(84.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	10.8	14.3
Tax benefit from exercise of stock options	4.9	4.7
Proceeds from borrowings under revolving credit facility	—	10.0
Repayments of borrowings under revolving credit facility	—	(10.0)
Purchases of treasury stock	(10.0)	—
Net cash provided by financing activities	5.7	19.0

Effect of Exchange Rates on Cash and Cash Equivalents	0.3	1.7

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20.5	(19.2)
CASH AND CASH EQUIVALENTS, beginning of period	37.2	39.1
CASH AND CASH EQUIVALENTS, end of period	$57.7	$19.9

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

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

We market our gaming machines in two principal ways. First, product sales include the sales of new and used gaming machines, video lottery terminals (“VLTs”), conversion kits, parts, amusement-with-prize gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing agreements to casinos and other gaming machine operators. Second, we license our game content to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the casinos’ earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) in the case of gaming machines on a wide-area progressive (“WAP”) jackpot system, a percentage of the amount wagered, or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: WAP participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine and VLT leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

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

2.      PRINCIPAL ACCOUNTING POLICIES

Accounting for Income Taxes

We account for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as income tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse. We recognize interest and penalties related to income taxes in income tax expense.

Other Principal Accounting Policies

For a description of the Company’s other principal accounting policies, see Note 2, “Principal Accounting Policies,” to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We are required to adopt this statement beginning July 1, 2008 and we continue to evaluate the impact of the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115,” (“SFAS 159”). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. We are required to adopt this statement beginning July 1, 2008 and we continue to evaluate the impact of the provisions of SFAS 159.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

3.      EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic earnings per share:
Net income	$16.0	$12.2	$27.1	$19.3
Basic weighted average common shares outstanding	50.2	48.0	50.0	47.6
Basic earnings per share of common stock	$0.32	$0.25	$0.54	$0.41

Diluted earnings per share:
Net income	$16.0	$12.2	$27.1	$19.3
After tax interest expense and amortization of issuance costs on convertible subordinated notes	0.5	0.6	1.0	1.2
Diluted earnings	$16.5	$12.8	$28.1	$20.5

Basic weighted average common shares outstanding	50.2	48.0	50.0	47.6
Dilutive effect of stock options	1.9	1.9	2.0	1.8
Dilutive effect of restricted common stock and warrants	0.2	0.2	0.2	0.2
Dilutive effect of convertible subordinated notes	8.7	8.7	8.7	8.7
Dilutive weighted average common stock and common stock equivalents	61.0	58.8	60.9	58.3
Diluted earnings per share of common stock and common stock equivalents	$0.27	$0.22	$0.46	$0.35

Common stock equivalents excluded from the calculation of diluted earnings per share because their exercise prices would render them anti-dilutive		1.1	0.1	1.7

Included in the anti-dilutive common stock equivalents for the three and six months ended December 31, 2006 are warrants to purchase 375,000 shares of common stock that were issued in September 2003 as part of an inducement to a licensor to extend its license agreement with us.  The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment.

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

5.      INVENTORIES

Inventories consisted of the following:

	December 31,	June 30,
	2007	2007
Raw materials and work-in-process	$50.1	$52.5
Finished goods	23.7	26.8
Total inventories	$73.8	$79.3

Legacy inventory balances included in the totals above	$2.9	$8.5

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

6.      INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2007 include:

Goodwill balance at June 30, 2007	$17.4
Additions: SiP acquisition (see Note 4)	4.5
Foreign currency translation adjustment	1.4
Goodwill balance at December 31, 2007	$23.3

Other Intangible Assets

Additions to other intangible assets, which include capitalized legal costs and expenditures to third parties, during the six months ended December 31, 2007, were as follows:
Additions
Finite lived intangibles:
Patents	$2.1
Customer relationships	–
Royalties and licensed technologies	3.7
Trademarks	0.2
Total	$6.0

Indefinite lived intangibles:
Brand names	$ 

A majority of the patent additions pertain to unissued patent applications and we anticipate that a majority of these patents will be amortized over four to seventeen years beginning in approximately July 2009.  Royalties and licensed technologies additions have a weighted-average life of 1.8 years.  As the business valuation for the SiP acquisition is not yet complete, no amounts have been allocated to other intangible assets as of December 31, 2007.

Other intangible assets consisted of the following:

	December 31, 2007			June 30, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Patents	$16.4	$(1.5)	$14.9	$14.4	$(0.9)	$13.5
Customer relationships	4.9	(1.2)	3.7	4.4	(0.7)	3.7
Royalties and licensed technologies	104.3	(37.9)	66.4	100.6	(33.9)	66.7
Trademarks	0.8	(0.2)	0.6	0.7	(0.1)	0.6
Total	$126.4	$(40.8)	$85.6	$120.1	$(35.6)	$84.5

Indefinite lived intangible assets:
Brand names	$3.3	$–	$3.3	$3.0	$–	$3.0

Certain of our other intangible assets are denominated in foreign currency and, as such, the balances above include the effects of foreign currency translation.

General

The following table reconciles Goodwill and Other intangible assets presented above to Intangible assets recorded on our Condensed Consolidated Balance Sheets at:
	December 31,	June 30,
	2007	2007

Goodwill	$23.3	$17.4
Finite lived intangible assets, net	85.6	84.5
Indefinite lived intangible assets	3.3	3.0
Less: royalties and licensed technologies, short-term included in other current assets	(6.7)	(7.9)
Total intangible assets	$105.5	$97.0

Amortization expense for finite lived intangible assets was $3.2 million and $3.7 million for the three months ended December 31, 2007 and 2006, respectively and $5.2 million and $5.7 million for the six months ended December 31, 2007 and 2006, respectively.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

The estimated aggregate amortization expense for finite lived intangible assets for each of the next five years is as follows:

Year ended June 30,
2008	$3.5
2009	8.4
2010	10.2
2011	8.8
2012	6.1

The estimated aggregate future intangible amortization as of December 31, 2007 does not reflect the significant commitments we have for future payments for royalties and licensed technologies. See also Note 12, “Commitments, Contingencies and Indemnifications.”

7.      INCOME TAXES

The effective income tax rate was approximately 34.7% and 24.7% for the three months ended December 31, 2007 and 2006, respectively and 34.5% and 27.7% for the six months ended December 31, 2007 and 2006, respectively. The December 2007 three and six month effective tax rates reflect the impact of the expiration of the export sales deduction as of December 31, 2006 and additional unrecognized tax benefits under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes which we adopted effective July 1, 2007. The December 2006 three and six month period effective tax rate reflects utilization of the export sales deduction, which expired in December 2006, as well as the domestic manufacturing deduction and the effect of the retroactive reinstatement of the research and development tax credit legislation back to January 1, 2006, including the credit earned for the period January 1, 2006 through June 30, 2006, which aggregated $0.01 per diluted share, in addition to the tax credit earned during the six month period ended December 31, 2006.  At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. As the research and development tax credit legislation expired on December 31, 2007, we expect our effective tax rate for the second half of fiscal 2008 to range between 36% and 37%. The Company recognizes interest and penalties related to income taxes in income tax expense.

We adopted the provisions of FIN 48 on July 1, 2007 and as a result, we recorded a $1.8 million increase in our liability for unrecognized tax benefits that was accounted for as a reduction in our retained earnings as of July 1, 2007.  As of July 1, 2007, we had $5.7 million of gross unrecognized tax benefits including accrued interest of $0.4 million and zero in amounts accrued for tax penalties.

As of December 31, 2007, we had $6.4 million of gross unrecognized tax benefits including accrued interest of $0.7 million. The change in gross unrecognized tax benefits during the six months ended December 2007 includes an increase of $0.3 million in accrued interest and zero in amounts accrued for tax penalties.  Of the total unrecognized tax benefits, $6.0 million (net of the federal benefit) represents the portion that, if recognized, would impact the effective tax rate. The Company files tax returns in various jurisdictions and does not anticipate a significant change in the amount of unrecognized tax benefits within the next twelve months.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

8.      CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At December 31, 2007, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowings through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At December 31, 2007, approximately $112.9 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of December 31, 2007 and June 30, 2007.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)
9.      STOCKHOLDERS' EQUITY

Common Stock Repurchase Program

On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. This authorization replaces the $35 million authorization that expired on August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. We did not repurchase any shares under either of the authorized plans during the three months ended September 30, 2007. During the three months ended December 31, 2007, we purchased 306,101 shares for approximately $10 million at an average cost of $32.61 per share. As of December 31, 2007, we had approximately $40 million remaining under this share repurchase authorization.

Equity Compensation Plan

On December 12, 2007, we issued a total of 42,750 stock options to certain employees of our Company. The number of options awarded to each employee varied. The options vest evenly over four years, expire on December 12, 2014 and have a fair value of $11.06 per share based on the Black-Scholes calculation using the following assumptions: $31.33 strike price; risk-free interest rate of 3.41%; expected life of 4.75 years; expected volatility of 0.35; and 0.0% dividend yield.

On December 13, 2007, we issued a total of 25,000 stock options to a newly appointed Board of Director member. The options vest after one year and expire on December 13, 2014.  The options have a fair value of $10.38 per share based on the Black-Scholes calculation using the following assumptions: $32.01 strike price; risk-free interest rate of 3.54%; expected life of 4.00 years; expected volatility of 0.35; and 0.0% dividend yield.

On December 13, 2007, we issued a total of 37,500 stock options to a former Board of Director member who became a director emeritus. The options vested immediately and expire on December 13, 2012.  The options have a fair value of $7.96 per share based on the Black-Scholes calculation using the following assumptions: $32.01 strike price; risk-free interest rate of 3.22%; expected life of 2.50 years; expected volatility of 0.35; and 0.0% dividend yield.

On September 5, 2007, we issued a total of 25,000 stock options to a newly appointed Board of Director member. The options vest after one year and expire on September 5, 2014.  The options have a fair value of $9.62 per share based on the Black-Scholes calculation using the following assumptions: $28.94 strike price; risk-free interest rate of 4.05%; expected life of 4.00 years; expected volatility of 0.35; and 0.0% dividend yield.

On September 17, 2007, we issued a total of 83,750 stock options to certain employees of our Company. The number of options awarded to each employee varied, vest evenly over four years and expire on September 17, 2014.  The options have a fair value of $11.05 per share based on the Black-Scholes calculation using the following assumptions: $30.03 strike price; risk-free interest rate of 4.20%; expected life of 4.75 years; expected volatility of 0.35; and 0.0% dividend yield.

On September 18, 2007, we granted 7,336 shares of restricted stock to each of our non-employee directors (for a total of 58,688 shares of restricted stock granted).  The restrictions will lapse over two years, 50% on September 18, 2008 and 50% on September 18, 2009. The grant-date fair value of our stock was $30.67 per share.

On September 19, 2007, our Board of Directors approved the fiscal 2008 equity grants to select employees under our long-term incentive program. The value granted to each employee was based on a percentage of each employee’s base salary. The grant date fair value of our stock was $30.55 and the value was granted through three equity components – restricted shares, stock options and equity-based performance units – as follows:

➢	89,911 shares of restricted stock, which restrictions will lapse evenly over four years.
➢
251,765 stock options that vest evenly over three years and expire on September 19, 2014.  The options have a fair value of $10.91 per share based on the Black-Scholes calculation using the following assumptions: $30.55 strike price; risk-free interest rate of 4.19%; expected life of 4.5 years; expected volatility of 0.35; and 0.0% dividend yield.

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

Total share-based payment expense for the three months ended December 31, 2007 and 2006 was $4.9 million and $3.9 million, respectively, and for the six months ended December 31, 2007 and 2006 was $8.1 million and $6.6 million, respectively. The increase in expense in the three month period ended December 31, 2007 relates to the Company recording a provision for equity-based performance units based on the current assessment of achievement of the performance goals. Prior to the December 2007 quarter, the Company concluded the achievement of the performance goals was not probable.

Rights Agreement

The rights that accompanied our shares of common stock expired in November 2007. See Note 11 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended June 30, 2007.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

10.           COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months		Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

Net income	$16.0	$12.2	$27.1	$19.3
Foreign currency translation adjustment	2.7	2.7	6.3	2.1
Total comprehensive income	$18.7	$14.9	$33.4	$21.4

11.           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $2.0 million and $1.4 million for the six months ended December 31, 2007 and 2006, respectively.

Income taxes paid was $7.4 million and $5.9 million for the six months ended December 31, 2007 and 2006, respectively.  Interest paid was $1.7 million and $1.8 million for the six months ended December 31, 2007 and 2006, respectively.

Refer also to Note 4, “Business Acquisition” regarding the extinguishment of receivables in exchange for an equity interest in SiP, and to Note 7, “Income Taxes” regarding the recognition of $1.8 million in additional liability for unrecognized tax benefits as a result of the adoption of FIN 48.  Both items are non-cash transactions in operating activities.

12.           COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of intellectual properties in our products. These agreements generally provide for royalty and license advances when the agreements are signed, minimum commitments which are cancellable in certain circumstances, as well as contingent payments based on future events.

We had total royalty and license commitments, advances and payments made and potential future payments as follows as of December 31, 2007:

Minimum
Commitments

Total royalty and license commitments	$132.0
Advances and payments made	104.3
Potential future payments	$27.7

As of December 31, 2007, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments

2008	$9.8
2009	6.1
2010	6.5
2011	5.2
2012	0.1
Total	$27.7

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)
Indemnification Agreements

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2007, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 13, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of December 31, 2007, we were not aware of any obligations arising under these agreements that would require material payments.

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

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Spielo Manufacturing Inc., another manufacturer of VLTs, voluntarily intervened to support Loto-Quebec’s position. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class, which is currently undetermined, but potentially comprising more than 119,000 members, is requesting damages potentially in excess of  $700 million Canadian dollars, plus interest.

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

Product names mentioned in this Report are trademarks of WMS Gaming, Inc., except for the following licensed marks: MONOPOLY, is a trademark of Hasbro; and PRESS YOUR LUCK is a trademark of FremantleMedia Operations BV.

OVERVIEW

Our mission is to create the most entertaining products in the world and service the customer with uncompromising passion for quality. We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Our products consist primarily of video gaming machines, mechanical reel gaming machines and VLTs. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. We generate revenue in two principal ways: from product sales and from gaming operations.

Product sales revenue includes the sale of new and used gaming machines, VLTs, parts, conversion kits (including theme and/or operating system conversions), amusement-with-prize (“AWP”) gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators.  We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, including our Bluebird® and Orion Twinstar ™ cabinets;
➢	Mechanical reel-spinning gaming machines;
➢	Video poker machines, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base hardware and then leases the top box and game for a low lease price point;
➢	Replacement parts and conversion kits for our legacy, Bluebird, Twinstar and AWP gaming machines, and CPU-NXT® upgrade kits;
➢	Used gaming machines that are acquired on a trade-in basis or that were previously placed on a participation basis;
➢	AWP gaming machines in certain international markets;
➢	Gaming-related systems, including linked progressive systems and slot accounting systems applicable to smaller international casinos; and
➢	Gaming stations in legacy, Bluebird and Twinstar cabinets in limited cases under OEM agreements to certain third parties.

We earn gaming operations revenues from leasing gaming machines, participation games, and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content. Our gaming operations include the following product lines:

➢
Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the net win, which is the casinos’ earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We have the ability to place these gaming machines on a participation basis because of the popularity of the brand and the superior performance of the game, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell to casinos or other gaming machine operators.  Participation games include the following categories:

➢	Wide-area progressive participation games (“WAP”);
➢	Local-area progressive participation games (“LAP”);
➢	Stand-alone participation games;
➢	Casino-owned daily fee games;
➢	Leased gaming machines;
➢	Video lottery terminals; and
➢	Licensing revenues.

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

Our first priority is to continue to pursue the managed expansion of our high-margin gaming operations business, while working to achieve a greater mix of higher revenue producing products on the slot floor, specifically a greater number of higher-revenue producing WAP products.  During the three and six month periods ended December 31, 2007, our average installed base of participation gaming machines increased 23% and 21%, respectively over the same period in the prior year and, at December 31, 2007, our total installed participation footprint stood at 9,186 units.  On a quarterly sequential basis over September 2007, our average installed base of gaming machines increased 5%. The period end WAP units comprised 20% of the footprint in the December 2007 quarter, up from 19% in the September 2007 quarter despite the higher growth in the stand-alone participation games in the December 2007 quarter.  Our installed base of stand-alone participation gaming machines continued to grow, with additional placements of our MONOPOLY™ Big Event®, PRESS YOUR LUCK™ Big Event and MONOPOLY Super Grand Hotel® offerings. The growth in the installed base, along with a 9% improvement in the average daily revenue generated, produced a 34% year-over-year increase in revenue from our gaming operations business for the December 2007 quarter.

Our second priority remains gaining North American product sales market share. We are dependent, in part, on innovative new products and casinos expansions and new market opportunities to generate growth. We have continued to spend more on research and development activities to be able to offer creative and high earning products to our customers. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism. The lack of significant casino openings and major expansions or new jurisdiction openings in the first half of fiscal 2008 made for a tough comparison to last year. The North American replacement cycle has also been slow, and thus the overall industry demand has been reduced. Yet, in spite of this, revenues from sales of new units in North America declined only 7% due to our continued ability to gain market share with high earning products in a competitive marketplace.  We continue to capture a greater portion of our customers’ available capital dollars because of our ability to offer innovative and differentiated video and mechanical reel games. In addition, our expanded bandwidth coupled with our strength in available content contributed directly to the stronger demand for our game theme conversions.

Third, we continue to expand our international revenue base. During the December 2007 quarter, international shipments increased 52% year-over-year, driven by strong demand across the range of international markets, from Asia to Latin America to Europe.  Shipments to international markets represented 38% of our total new unit shipments in the December 2007 quarter, compared with 25% a year ago.  The addition of Orion and now, Systems in Progress (“SiP”), also contributed to our expanding worldwide presence through complementary technology and game development capabilities.  We believe we will continue to increase our global market share.

Our fourth priority is a focus on improving our operating margin, which improved to 15.1% in the December 2007 quarter from 12.5% a year ago.  We are still only in the early stages of implementing our lean sigma and strategic sourcing initiatives, but we are realizing positive results, and we believe these initiatives will continue to drive margin improvement in future quarters.  In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues.  In the December 2007 quarter, our operating margin increased 260 basis points over last year, even as research and development expenses increased year-over-year by $3.4 million, or 24%.  Our research and development spending represents the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines.

Our fifth priority is to drive higher cash flow.  During the December 2007 quarter, net cash provided by operations increased by $12.4 million to $31.3 million, or 64% higher than the same period a year ago. We believe there are opportunities to reduce our investment in operating assets in the coming quarters.  Furthermore, significant improvement is being made in our ability to more effectively manage the capital deployed in our gaming operations business.  During the December 2007 quarter, the installed footprint of participation games increased by 492 units over the September 30, 2007 installed base, while our investment in these gaming machines totaled $13.9 million, compared to the $14.8 million invested in the September 2007 quarter and $18.3 million in the December 2006 quarter.  Our investment in gaming operations equipment reflects the continued strong positive response to our three new participation platforms:  Community Gaming, “Sensory Immersion” Gaming and Transmissive Reels™ gaming technology.  We also deployed additional capital for the continued placement of leased games in Oklahoma, which are not included in the installed participation base at period end.  As a result of our improving cash flow, our total cash and cash equivalents, including restricted cash as of December 31, 2007 rose 54% to $82.1 million from $53.2 million as of June 30, 2007.

The priorities for the utilization of our improving cash flow are to continue to enhance shareholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property, continuing to seek acquisitions that can extend our international presence, increase our intellectual property portfolio and expand our earnings potential, and when appropriate, repurchase shares in the open market, through stock purchases or in privately negotiated transactions. In the December 2007 quarter, our research and development spending increased $3.4 million over the December 2006 quarter, we also expended $4.6 million in investments and advances in royalties, technologies and brand licenses and repurchased shares totaling approximately $10 million.

Server-Based Gaming

We believe that server-based gaming (“SBG”) will be the next significant technology development in the gaming machine industry. Server-based gaming refers to a gaming system in which games and software in peripheral equipment are downloaded to gaming machines, configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that enables custom configuration by operators and may also enable central determination of game outcomes. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of product offerings.

Our vision for SBG expands on the basic functionality described above and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe SBG will permit game play to be communal among several players. We will continue SBG development, working with our competitors and customers to ensure the future is powered by a networked environment that enables products from multiple suppliers to efficiently work together with limited investment in additional programming or interfaces.

Our path to the server-enabled marketplace takes elements of our technology road map and converts it into commercializable products in advance of the launch of the full functionality of server-based gaming. Fiscal 2007 was highlighted by the successful launch of Community Gaming, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of games, thereby creating a true communal gaming experience.  In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform that we expect will be the basis for our server-enabled games. CPU-NXT2 drives real-time, 3D graphics and surround sound capabilities for our “Sensory Immersion” series.  Further, we combined an interactive see-through LCD with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture on the server-based slot floor.  We demonstrated Adaptive Gaming™, another key component to our server based technology at the G2E trade show in November 2007, and we expect to launch this technology in summer 2008.  We also demonstrated the Bluebird2  cabinet, which is server ready, and we expect to begin full commercialization of this new hardware in the December 2008 quarter. At the G2E trade show in November 2007 and the ICE trade show in January 2008, we also demonstrated the inter-operability of our Bluebird2 cabinets and our CPU-NXT2 operating system with other manufacturers’ products and systems using the open access of the industry standard communication protocols developed by GSA (G2S and S2S).

The first version of our software containing the basic functionality for the server-based world is presently being tested by the gaming regulators, and we have the first fully G2S compliant software in front of the regulators.  We expect to begin a GLI field trial of our first-point release of the basic server-based functionality in the next few weeks and we expect to follow that with a Nevada field trial in the coming weeks.  The subsequent phase of our server-enabled software development will include additional server-enabled features, including some first-of-their-kind player and operator benefits, which we expect to submit to regulators in mid-calendar 2008.  We continue to expect approval of the first commercial version of the WAGE-NET™ system in mid-calendar 2009, as previously disclosed.

Acquisition of Systems in Progress

On July 19, 2007, we completed the acquisition of 100% of the outstanding stock of privately held SiP, an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators.  The total consideration for SiP, excluding acquisition costs, was $4.7 million. SiP’s former majority shareholder is a customer of ours and $4.5 million of the total consideration resulted from extinguishing trade accounts receivable owed by that customer to us for the customer’s entire equity ownership in SiP. Two minority shareholders were paid equal value in cash and shares of our common stock that in total aggregated approximately $0.2 million.  The transaction is expected to be immaterial to our fiscal 2008 net income and, therefore, pro forma financial information is not provided.  The business valuation is not yet complete and, therefore, the purchase price allocation is preliminary.

See also Note 4, “Business Acquisition” to our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Form 10-K for the fiscal year ended June 30, 2007.  We have not made any changes relating to the application of these policies during the six months ended December 31, 2007, with the exception of our accounting for income taxes.  We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, on July 1, 2007.  In accordance with FIN 48, we recognize interest and penalties related to income taxes in income tax expense.  The other aspects of our income tax critical accounting policy and estimates as disclosed in our Form 10-K for the fiscal year ended June 30, 2007 have not changed.

We have discussed the development, selection and disclosure of our critical accounting policies and estimation with the Audit and Ethics Committee of our Board of Directors.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in spring and slowest in the summer months, while gaming operations revenue are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced, or if gaming is permitted in a significant new jurisdiction.  Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Three Months Ended				Percent
	December 31,		Increase		Increase
	2007	2006	(Decrease)		(Decrease)
Product Sales Revenues:
New unit sales revenues	$89.7	$83.4	$6.3		7.6%
Other product sales revenues	15.0	10.4	4.6		44.2
Total product sales revenues	$104.7	$93.8	$10.9		11.6

New units sold	7,064	6,930	134		1.9
Average sales price per new unit	$12,683	$12,043	$640		5.3
Gross profit on product sales revenues(1)	$50.3	$42.1	$8.2		19.5
Gross margin on product sales revenues(1)	48.0%	44.9%	310	bp	6.9

Gaming Operations Revenues:
Participation revenues	$48.8	$36.5	$12.3		33.7
Other gaming operations revenues	5.7	4.3	1.4		32.6
Total gaming operations revenues	$54.5	$40.8	$13.7		33.6

WAP games at period end	1,810	1,485	325		21.9
LAP games at period end	2,294	1,909	385		20.2
Stand-alone games at period end	5,082	4,019	1,063		26.4
Total installed participation base at period end	9,186	7,413	1,773		23.9

Average participation installed base	8,767	7,123	1,644		23.1
Average revenue per day per participation machine	$60.46	$55.65	$4.81		8.6

Installed casino-owned daily fee games at period end	797	705	92		13.0
Average casino-owned daily fee games installed base	749	711	38		5.3

Gross profit on gaming operations revenues(1)	$43.2	$31.4	$11.8		37.6
Gross margin on gaming operations revenues(1)	79.3%	77.0%	230	bp	3.0

Total revenues	$159.2	$134.6	$24.6		18.3
Total gross profit(1)	$93.5	$73.5	$20.0		27.2
Total gross margin(1)	58.7%	54.6%	410	bp	7.5

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for the December 2007 quarter increased 18.3%, or $24.6 million, over the December 2006 quarter, reflecting:

➢	A $6.3 million, or 7.6%, increase in new unit sales revenue as a result of:
➢
A 134 unit increase in new units sold.  International new units sold increased 51.8% over the prior year, reflecting growth in Macau with our Mandarin-based games and continued growth throughout Europe, South Africa and South America. North American new units sold in the December 2007 quarter decreased by 774 units from the December 2006 quarter due to the continued sluggish North American replacement market.  Additionally, the December 2006 quarter benefited from initial shipments of 1,463 new units to properties located in the newly opened Pennsylvania and Broward County, Florida jurisdictions. Sales of mechanical reel products in the December 2007 quarter exceeded 2,100 units, or approximately 30% of total new units sold compared to 27% in the prior year quarter.

➢	A 5.3% increase in the average selling price of new gaming units, primarily reflects the benefit of higher list prices.

➢	A $4.6 million increase in other product sales revenues, reflecting strong sales of conversion kits and used games partially offset by lower parts revenues.
➢
We earned revenue on approximately 2,400 conversion kits in the December 2007 quarter, compared to approximately 750 conversion kits in the December 2006 quarter, due to the positive response to our new video and mechanical reel games.

➢	We sold more than 900 used gaming machines at higher prices in the December 2007 quarter, compared to more than 2,200 used gaming machines in the December 2006 quarter.

➢	A $13.7 million, or 33.6%, growth in total gaming operations revenues due primarily to:
➢
A 23.1% increase in the average installed base of participation gaming machines, driven by the growth in our WAP, LAP, and stand-alone installed bases. The total number of units in the installed participation base as of December 31, 2007 was 1,773 units higher than at December 31, 2006, reflecting continued strong performance of our Community Gaming,  “Sensory Immersion” and Transmissive Reels platforms in fiscal 2008. Our controlled WAP roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units.  The WAP installed base at December 31, 2007 increased 159 units since September 30, 2007 and accounted for 20% of the installed base, up from 19% at September 30, 2007.

➢	Overall average revenues per day increased by $4.81, or 8.6%, principally reflecting favorable player response to the new games for our three innovative participation platforms.

Total gross profit, as used herein excluding depreciation expense, increased 27.2%, or $20.0 million, to $93.5 million for the December 2007 quarter from $73.5 million for the December 2006 quarter. This improvement reflects:

➢
Gross margin on product sales revenues of 48.0% for the December 2007 quarter, compared to 44.9% for the December 2006 quarter.  Gross margin for the December 2007 quarter benefited from the continued success with the ongoing implementation of our lean sigma process improvement and strategic sourcing initiatives.

➢
Gross margin on gaming operations revenues of 79.3% in the December 2007 quarter, compared to 77.0% in the December 2006 quarter, reflecting continued lower relative WAP jackpot expense and the positive influence of the high performing Community Gaming, “Sensory Immersion” and Transmissive Reels games.

We expect to generate another quarter of solid double-digit year-over-year revenue growth in our gaming operations in the March 2008 quarter.  However, with no new additional products to be introduced on these platforms until the June 2008 quarter, we expect the installed base of gaming machines to remain relatively stable during the March 2008 quarter.  We expect the installed base will grow again in the June 2008 quarter and through fiscal 2009 with the planned launch of new game themes. In addition, our current licensing arrangement with Stargames Corporation Pty. Ltd. whereby we provided our game content to them for use on their gaming platform in Australia and New Zealand in return for royalty payments, ended January 31, 2008 commencing a six-month sell-off period per the agreement. We expect continued improvements in our product sales gross margin, resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools, results from our strategic sourcing initiatives and the benefits from ongoing leveling of the production schedule throughout each quarter.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended December 31,
	2007		2006		Increase
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent

Research and development	$17.5	11.0%	$14.1	10.5%	$3.4	24.1%
Selling and administrative	34.1	21.4	26.6	19.7	7.5	28.2
Depreciation	17.8	11.2	16.0	11.9	1.8	11.3
Total operating expenses	$69.4	43.6%	$56.7	42.1%	$12.7	22.4%

Research and development expenses increased $3.4 million to $17.5 million for the December 2007 quarter, compared to $14.1 million in the prior year period.  The year-over-year increase reflects our expanded product development initiatives for server-enabled gaming, the creation of intellectual property, the support for our expanded product portfolio, including higher payroll-related costs associated with improved operating performance, and the inclusion of research and development expenses for SiP since the mid-July 2007 acquisition.

Selling and administrative expenses increased $7.5 million to $34.1 million in the December 2007 quarter compared to $26.6 million in the December 2006 quarter.  The increase reflects higher payroll-related costs associated with improved operating performance and headcount increases during the past twelve months to support international expansion and overall growth in the company’s business, including higher spending on customer service and field operations support activities to sustain our larger participation installed base and increased customer touch points, and higher legal expenses and non-cash charges for bad debt expense, as well as the impact of consolidating SiP results. In addition, due to the continued strength of our financial performance, in the December 2007 quarter we recorded a non-cash, provision related to certain performance-based equity grants.  We expect selling and administrative costs to decline sequentially in the March 2008 quarter compared with the December 2007 period, and to be lower during the remainder of fiscal 2008 as a percentage of total revenues.  As a result, we anticipate such costs to be within a range of 19% to 20% of total revenues for fiscal 2008, an improvement from the 20.3% level in fiscal 2007.

Depreciation increased $1.8 million, or 11.3%, to $17.8 million in the December 2007 quarter compared to $16.0 million in the December 2006 quarter. This reflects the 23.1% increase in the average installed base of participation games.  We invested $13.9 million in gaming operations equipment, top boxes and related equipment during the December 2007 quarter, $75.9 million during fiscal 2007 and $68.7 million during fiscal 2006.

Overall, with higher revenues and improved gross margins, we expect continued expansion in our operating margin in fiscal 2008 and fiscal 2009, even with the additional spending on research and development and selling and administrative initiatives, and additional depreciation as a result of investments in our gaming operations installed base.

Income Taxes

The effective income tax rate was approximately 34.7% and 24.7% for the three months ended December 31, 2007 and 2006, respectively.
The December 2007 three-month period effective tax rate reflects:
➢	The domestic manufacturing deduction
➢	The research and development credit, and
➢	The impact of the additional unrecognized tax benefits resulting from the implementation of FASB Interpretation No. 48 (“FIN 48”) effective July 1, 2007.

The December 2006 three month period effective tax rate reflects:
➢	Utilization of the export sales deduction, which expired in December 2006
➢	The domestic manufacturing deduction, and
➢
The effect of the retroactive reinstatement of the research and development tax credit legislation which was reinstated in December 2006, retroactive to January 1, 2006. The effective tax rate includes the credit earned from January 1, 2006 thru June 30, 2006, which aggregated $0.01 per diluted share, in addition to the tax credit earned during the six month period ended December 31, 2006.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. As the research and development tax credit legislation expired on December 31, 2007, we expect our effective tax rate for the second half of fiscal 2008 to range between 36% and 37%.

Earnings Per Share

Diluted earnings per share increased to $0.27 for the December 2007 quarter from $0.22 for the December 2006 quarter.  The increase in earnings per share is attributable to increased net income in the December 2007 quarter partially offset by a higher diluted share count resulting from the issuance of common shares and an increase in the dilutive effect of stock options. The increase in our common stock market price during fiscal 2007 and the second quarter of fiscal 2008 drove the increase in the dilutive effect of stock options. In addition, the December 2006 quarter includes a $0.7 million, or $0.01 per diluted share benefit related to the period January 1, 2006 through June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation.

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Six Months Ended				Percent
	December 31,		Increase		Increase
	2007	2006	(Decrease)		(Decrease)
Product Sales Revenues:
New unit sales revenues	$152.5	$140.8	$11.7		8.3%
Other product sales revenues	33.1	21.6	11.5		53.2
Total product sales revenues	$185.6	$162.4	$23.2		14.3

New units sold	11,958	11,641	317		2.7
Average sales price per new unit	$12,747	$12,101	$646		5.3
Gross profit on product sales revenues(1)	$88.9	$71.3	$17.6		24.7
Gross margin on product sales revenues(1)	47.9%	43.9%	400	bp	9.1

Gaming Operations Revenues:
Participation revenues	$95.1	$74.2	$20.9		28.2
Other gaming operations revenues	11.0	8.6	2.4		27.9
Total gaming operations revenues	$106.1	$82.8	$23.3		28.1

WAP games at period end	1,810	1,485	325		21.9
LAP games at period end	2,294	1,909	385		20.2
Stand-alone games at period end	5,082	4,019	1,063		26.4
Total installed participation base at period end	9,186	7,413	1,773		23.9

Average participation installed base	8,558	7,061	1,497		21.2
Average revenue per day per participation machine	$60.38	$57.09	$3.29		5.8

Installed casino-owned daily fee games at period end	797	705	92		13.0
Average casino-owned daily fee games installed base	749	740	9		1.2

Gross profit on gaming operations revenues(1)	$84.2	$64.8	$19.4		29.9
Gross margin on gaming operations revenues(1)	79.4%	78.3%	110	bp	1.4

Total revenues	$291.7	$245.2	$46.5		19.0
Total gross profit(1)	$173.1	$136.1	$37.0		27.2
Total gross margin(1)	59.3%	55.5%	380	bp	6.8
bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for the December 2007 six-month period increased 19.0%, or $46.5 million, over the December 2006 six-month period, reflecting:

➢	An $11.7 million, or 8.3%, increase in new unit sales revenue as a result of:
➢
A 317 unit increase in new units sold.  International new units sold increased 36.7% over the prior year, reflecting growth in Macau with our Mandarin-based games and continued growth throughout Europe, South Africa and South America. North American new units sold in the December 2007 six-month period decreased by 882 units from the December 2006 six-month period due to the continued sluggish North American replacement market. Additionally, the North American new unit sales in the December 2006 quarter benefited from initial shipments of 1,463 new units to properties located in the newly opened Pennsylvania and Broward County, Florida jurisdictions, as well as a strong contribution from Oklahoma which was a new market for us at the time. Sales of mechanical reel products exceeded 3,500 units, or approximately 30% of total new units sold compared to 25% of units sold in the prior six-month period.

➢	A 5.3% increase in the average selling price of new gaming units, principally reflecting the benefit of higher list prices.

➢	An $11.5 million increase in other product sales revenues, reflecting strong sales of conversion kits and used games.
➢
We earned revenue on approximately 4,900 conversion kits in the December 2007 six-month period, compared to just over 1,600 conversion kits in the December 2006 six-month period, due to the positive response to our new video and mechanical reel games.

➢	We sold approximately 2,500 used gaming machines at higher prices in the December 2007 six-month period, compared to approximately 3,300 used gaming machines in the December 2006 six-month period.

➢	A $23.3 million, or 28.1%, growth in total gaming operations revenues due primarily to:
➢
 A 21.2% increase in the average installed base of participation gaming machines, driven by the growth in our WAP, LAP, and stand-alone installed bases. The period end WAP units in the installed base as of December 31, 2007 was 325 units higher than at December 31, 2006, reflecting continued strong performance of our   “Sensory Immersion” and Transmissive Reels platforms in fiscal 2008. Our controlled WAP roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 20% of the installed base at December 31, 2007 and 2006.

➢	Overall average revenues per day increased by 5.8%, principally reflecting favorable player response to the new games for our three innovative participation platforms.

Total gross profit, as used herein excluding depreciation expense, increased 27.2%, or $37.0 million, to $173.1 million for the December 2007 six-month period from $136.1 million for the December 2006 six-month period. This improvement reflects:

➢
Gross margin on product sales revenues of 47.9% for the December 2007 six-month period, compared to 43.9% for the December 2006 six-month period.  Gross margin for the December 2007 six month period reflects continued success with the ongoing implementation of our lean sigma process improvement and strategic sourcing initiatives, greater sales of higher-margin conversion kits and revenues from a VLT contract, partially offset by a lower mix of premium-priced products than a year ago.

➢
Gross margin on gaming operations revenues of 79.4% in the December 2007 six-month period compared to 78.3% for the December 2006 six-month period, reflecting continued lower relative WAP jackpot expense and the positive influence of the high performing Community Gamming, “Sensory Immersion” and Transmissive Reels  games.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Six Months Ended December 31,
	2007		2006		Increase
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent

Research and development	$34.3	11.8%	$26.6	10.8%	$7.7	28.9%
Selling and administrative	61.9	21.2	50.2	20.5	11.7	23.3
Depreciation	36.0	12.3	31.2	12.7	4.8	15.4
Total operating expenses	$132.2	45.3%	$108.0	44.0%	$24.2	22.4%

Research and development expenses increased $7.7 million to $34.3 million for the December 2007 six-month period, compared to $26.6 million in the prior year period.  The year-over-year increase reflects our expanded product development initiatives for server-enabled gaming, the creation of intellectual property, the support for our expanded product portfolio, including higher payroll-related costs associated with improved operating performance and the inclusion of research and development expenses for SiP since the mid-July 2007 acquisition.

Selling and administrative expenses increased $11.7 million to $61.9 million in the December 2007 six-month period compared to $50.2 million in the December 2006 six-month period. The increase includes higher marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives, as well as increased payroll-related costs associated with improved operating performance and headcount increases during the past twelve months to support international expansion and overall growth in the company’s business.  In addition, the year-over-year increase reflects higher spending on customer service activities to support our larger participation installed base and increased customer touch points, higher legal expenses and non-cash charges for bad debt expense, as well as the impact of consolidating SiP results. In addition, due to the continued strength of our financial performance, in the December 2007 quarter we recorded a non-cash, provision related to certain performance-based equity grants.

Depreciation increased $4.8 million, or 15.4%, to $36.0 million in the December 2007 six-month period compared to $31.2 million in the December 2006 six-month period.  This reflects the 21.2% increase in the average installed base of participation games.  We invested $28.7 million in gaming operations equipment, top boxes and related equipment during the December 2007 six month period, $75.9 million during fiscal 2007, and $68.7 million during fiscal 2006.

Income Taxes

The effective income tax rate was approximately 34.5% and 27.7% for the six months ended December 31, 2007 and 2006, respectively.
The December 2007 six month-period effective tax rate reflects:
➢	The domestic manufacturing deduction
➢	The research and development credit, and
➢	The impact of unrecognized tax benefits resulting from the implementation of FASB Interpretation No. 48 (“FIN 48”) effective July 1, 2007.

The December 2006 six month period effective tax rate reflects:
➢	Utilization of the export sales deduction, which expired in December 2006
➢	The domestic manufacturing deduction, and
➢
The effect of the retroactive reinstatement of the research and development tax credit legislation back to January 1, 2006. Since the research and development tax credit legislation was reinstated in December 2006, retroactive to January 1, 2006, the effective tax rate includes the credit earned for the period January 1, 2006 through June 30, 2006, which aggregated $0.01 per diluted share, in addition to the tax credit earned during the six month period ended December 31, 2006.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. As the research and development tax credit legislation expired on December 31, 2007, we expect our effective tax rate for the second half of fiscal 2008 to range between 36% and 37%.

Earnings Per Share

Diluted earnings per share increased to $0.46 for the December 2007 six-month period from $0.35 for the December 2006 six- month period.  The increase in earnings per share is attributable to increased net income in the December 2007 six-month period partially offset by a higher diluted share count, resulting from the issuance of common shares and an increase in the dilutive effect of stock options.  The increase in our common stock market price during fiscal 2007 and the first six-month period of fiscal 2008 drove the increase in the dilutive effect of stock options. In addition, the December 2006 quarter includes a $0.7 million, or $0.01 per diluted share benefit related to the period January 1, 2006 through June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Existing cash and cash equivalents,
•	Cash flows from operations, and
•	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions of dollars):

			Increase / (Decrease)
	December 31, 2007	June 30, 2007	Dollar	Percent

Total cash, cash equivalents, and restricted cash(1)	$82.1	$53.2	$28.9	54.3%
Total current assets(A)	367.2	342.2	25.0	7.3
Total assets	703.3	655.7	47.6	7.3
Total current liabilities(B)	85.2	86.7	(1.5)	(1.7)
Long-term debt	115.0	115.0	–	–
Stockholders’ equity	479.0	433.6	45.4	10.5
Net working capital (A) – (B)	282.0	255.5	26.5	10.4

(1)
Includes restricted cash of $24.4 million and $16.0 million as of December 31, 2007 and June 30, 2007, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $26.5 million from June 30, 2007, and was affected by the following components:

➢	An increase in cash, cash equivalents and restricted cash of $28.9 million due primarily to the strong revenues and subsequent cash collections in the December 2007 six-month period;
➢
A decrease in total current accounts and notes receivable, net of $2.2 million to $171.7 million compared to June 30, 2007, despite the increase in our revenues, as a result of the strong collections during the December 2007 period;

➢	A decrease in inventories of $5.5 million to $73.8 million due to focused efforts on increasing inventory turns and
➢	A decrease in accrued compensation and related benefits of $5.7 million due to the payment of fiscal 2007 cash bonuses and the timing of payments during the December 2007 period.

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

We believe that total cash and cash equivalents of $82.1 million at December 31, 2007, inclusive of $24.4 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations equipment, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the next year. In fiscal 2008 and 2009, we expect cash flow from operations to continue to increase. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, although we may utilize our revolving credit facility from time-to-time in order to meet short-term cash needs.  We will, however, assess market opportunities as they arise.

Convertible Subordinated Notes

At December 31, 2007, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At December 31, 2007, approximately $112.9 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of December 31, 2007 and June 30, 2007.

Common Stock Repurchase Program

On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. This authorization replaces the $35 million authorization that expired on August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. We did not repurchase any shares under either of the authorized plans during the three months ended September 30, 2007. During the three months ended December 31, 2007, we repurchased approximately $10 million worth of our common stock.  As of December 31, 2007, we had approximately $40 million remaining under this share repurchase authorization.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions of dollars):

	Six Months Ended December 31,
	2007	2006	Change
Net cash provided by (used in):
Operating activities	$69.9	$44.6	$25.3
Investing activities	(55.4)	(84.5)	29.1
Financing activities	5.7	19.0	(13.3)
Effect of exchange rates on cash and cash equivalents	0.3	1.7	(1.4)
Net increase (decrease) in cash and cash equivalents	$20.5	$(19.2)	$39.7

Operating activities: The $25.3 million increase in cash provided by operating activities in the December 2007 six-month period compared to the December 2006 six-month period resulted from:

➢	A positive impact from the $7.8 million increase in net income and a $4.8 million increase in depreciation,
➢	A positive impact from a $6.6 million increase in non-cash expense, including bad debt expense, and
➢
A positive impact from improved utilization of working capital indicated by a $4.7 million net decrease in changes in operating assets and liabilities, as the December 2007 six-month period decrease in accounts receivable and inventories was only partially offset by a slight increase in notes receivable and other current assets.

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

Investing Activities: The $29.1 million decrease in cash used by investing activities in the December 2007 six-month period compared to the December 2006 six-month period was primarily due to:

➢
Lower cash used in purchasing businesses by $20.7 million as only $0.2 million of cash was used for the acquisition of SiP in the December 2007 six-month period compared to net cash of $20.9 million used for the acquisition of Orion Gaming during the December 2006 period.

➢
A $3.6 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the December 2007 six month period to $28.7 million.  We expect the rate of investment in gaming operations equipment to continue to moderate in fiscal 2008 and 2009.

➢
A $3.8 million increase in the amount invested in property, plant and equipment during the December 2007 six-month period to $19.8 million, due primarily to the expansion of our Waukegan, Illinois facility, as well as investments in manufacturing tools and internal and purchased software.

➢
A $9.3 million reduction in investments and advances in royalties, licensed technologies, patents and trademarks to $6.0 million in the December 2007 six-month period as we entered into fewer new agreements.

Financing Activities: The $13.3 million decrease in cash provided by financing activities was primarily due to:

➢	The use of $10.0 million in the December 2007 six-month period to repurchase common stock.
➢
The lower overall impact of stock option activity by $3.3 million in the December 2007 six-month period stemming from receipt of $10.8 million compared to $14.3 million from the exercise of stock options in the December 2007 and 2006 six month periods, respectively, along with the related tax benefit of $4.9 million and $4.7 million, respectively. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

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

Our obligations under these arrangements, under our convertible subordinated notes and other contractual obligations at December 31, 2007, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$26.1	$2.5	$7.0	$6.0	$10.6
Royalty payments, excluding contingent payments	27.7	9.8	12.6	5.3	
Non-cancelable raw material purchase orders	5.8	5.8			
Accrued WAP jackpot liability	13.7	13.7			
Convertible subordinated notes	115.0		115.0		
Interest payments	9.6	3.2	6.4		
Performance bonds	1.0	1.0			
Other, including guaranteed minimums in employment agreements	14.7	12.4	0.9	0.4	1.0
Total	$213.6	$48.4	$141.9	$11.7	$11.6

As of December 31, 2007, we had a $6.4 million of gross unrecognized tax benefits, inclusive of $1.8 million from the adoption of FIN 48. We cannot make a reasonably reliable estimate of the period of cash settlement for the liability for unrecognized tax benefits.  See Note 7, “Income Taxes,” to our Condensed Consolidated Financial Statements for further information regarding our income tax positions.

The previously disclosed performance bonds outstanding of $13.7 million expired unused during the six months ended December 31, 2007.

Indemnification Agreements

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us.  Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2007, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 13, “Litigation,” to our Condensed Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of December 31, 2007, we were not aware of any obligations arising under these agreements that would require material payments.

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

You are advised to consult any further disclosures we make on related subjects in our Form 10-K, 10-Q and 8-K reports filed with the Securities and Exchange Commission.

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

Equity Price Risk

As of December 31, 2007, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $319.5 million. Using a discounted cash flow model and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $1.4 million, but would have no effect on our cash flows or future results of operations.  The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

Foreign Currency Risk

During the six months ended December 31, 2007, we completed the acquisition of 100% of the outstanding stock of privately-held Systems in Progress, whose functional currency is the Euro.  Given that the acquisition of Systems in Progress is not material to our consolidated results, there were no material changes in our foreign currency risk since June 30, 2007.

We have subsidiaries in Australia, Austria, Canada, China, the Netherlands, Slovakia, Spain, South Africa, and the United Kingdom for distribution and development operations. These subsidiaries transact business in their respective foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates.  The net assets of these subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in stockholders’ equity.  In addition, foreign governments could impose restrictions on currency movements that might make it costly or impossible to repatriate earnings to the U.S.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a description of certain legal proceeding, please see Note 13, “Litigation,” to our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and the description under “Item 3 – Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

ITEM 1A.  RISK FACTORS

WMS is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under “Item 1A. Business – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007. There has been no material change in our assessment of the risk factors affecting our business since the presentation of risk factors described under Item 1A, “Risk Factors” to our Form 10-K for the fiscal year ended June 30, 2007, filed with the Securities and Exchange Commission (the “Commission”) other than the expiration of our Rights Plan in November 2007 which rendered the risk associated with that plan inapplicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

None in the period covered.

Repurchases of Common Shares

The following table provides information relating to the Company’s purchases of its common shares for the second quarter of fiscal 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
October 1, 2007 – October 31, 2007	--	--	--	$ 50,000,000
November 1, 2007 – November 30, 2007	274,158	32.77	274,158	$ 41,016,534
December 1, 2007 – December 31, 2007	31,943	31.25	31,943	$ 40,018,458
Total	306,101	32.61	306,101	$ 40,018,458

(1)
On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders during the Annual Meeting of Stockholders held on December 13, 2007:

1.	Election of Directors	Shares For	Shares Withheld	Abstain	Broker Non-Votes

	Louis J. Nicastro	46,617,531	1,972,042	–	–
	Brian R. Gamache	46,767,978	1,821,595	–	–
	Harold H. Bach, Jr.	47,974,046	615,527	–	–
	Robert J. Bahash	48,298,184	291,389	–	–
	Neil D. Nicastro	46,616,812	1,972,761	–	–
	Edward W. Rabin	48,296,581	292,992	–	–
	Patricia M. Nazemetz	48,294,259	295,314	–	–
	Ira S. Sheinfeld	44,934,248	3,655,325	–	–
	William J. Vareschi, Jr.	46,463,534	2,126,039	–	–

2.	Ratification of Ernst & Young LLP as our independent registered public accountants for our 2007 fiscal year:

Shares For	Shares Withheld	Abstain	Broker Non-Votes

48,251,343	44,420	303,911	–

ITEM 5.  OTHER INFORMATION

(a)	None.
(b)	None.

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

3.3	Form of Certificate of Designation of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed September 25, 1998 (“the Form 8-A”).

3.4	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

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

WMS INDUSTRIES INC.

Dated: February 7, 2008	By: /s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: February 7, 2008	By: /s/ John P. McNicholas Jr.
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

3.3	Form of Certificate of Designation of Series A Preferred Stock, incorporated by reference to our Registration Statement on Form 8-A (File no. 1-8300) filed September 25, 1998 (“the Form 8-A”).

3.4	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

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