Form 10-Q
period 2008-05-09
WMS INDUSTRIES INC /DE/
filed 2008-05-12
CIK 350077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________TO______________________

Commission file number:  1-8300
WMS INDUSTRIES INC.
(Exact name of registrant as specified in its Charter)

Delaware	36-2814522
(State or other Jurisdiction of	(I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 50,845,474 shares of common stock, $0.50 par value, were outstanding at April 30, 2008.

WMS INDUSTRIES INC.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended March 31, 2008 and 2007
(in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
REVENUES:
Product sales	$113.6	$93.9	$299.2	$256.3
Gaming operations	59.2	42.7	165.3	125.5

Total revenues	172.8	136.6	464.5	381.8

COSTS AND EXPENSES:
Cost of product sales(1)	59.1	50.9	155.8	142.0
Cost of gaming operations(1)	12.3	8.0	34.2	26.0
Research and development	19.5	14.6	53.8	41.2
Selling and administrative	34.0	28.0	95.9	78.2
Depreciation(1)	18.3	15.3	54.3	46.5

Total costs and expenses	143.2	116.8	394.0	333.9

OPERATING INCOME	29.6	19.8	70.5	47.9

Interest expense	(1.1)	(1.0)	(3.1)	(3.8)
Interest and other income, net	1.3	0.8	3.8	2.2
Income before income taxes	29.8	19.6	71.2	46.3
Provision for income taxes	11.0	6.7	25.3	14.1

NET INCOME	$18.8	$12.9	$45.9	$32.2

Earnings per share:
Basic	$0.37	$0.26	$0.92	$0.67
Diluted	$0.32	$0.23	$0.78	$0.58

Weighted-average common shares:
Basic common stock outstanding	50.5	49.1	50.1	48.1
Diluted common stock and common stock equivalents	60.9	59.6	60.6	58.9

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:
Cost of product sales	$0.9	$0.6	$2.6	$1.8
Cost of gaming operations	$15.1	$12.9	$45.2	$38.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and June 30, 2007
(in millions of U.S. dollars and millions of shares)

	March 31,	June 30,
	2008	2007
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$93.9	$37.2
Restricted cash	18.5	16.0
Total cash, cash equivalents, and restricted cash	112.4	53.2
Accounts receivable, net of allowances of $2.1 and $2.5, respectively	118.3	114.5
Notes receivable, current portion	64.3	59.4
Inventories	65.1	79.3
Deferred income tax assets	9.7	9.4
Other current assets	32.8	26.4
Total current assets	402.6	342.2

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $159.4 and $129.3, respectively	78.1	90.0
Property, plant and equipment, net of accumulated depreciation of $69.6 and $57.9, respectively	113.2	91.9
Intangible assets	107.8	97.0
Deferred income tax assets	25.6	19.9
Other assets	16.8	14.7
Total non-current assets	341.5	313.5
TOTAL ASSETS	$744.1	$655.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$46.6	$38.8
Accrued compensation and related benefits	15.8	17.5
Other accrued liabilities	34.2	30.4
Total current liabilities	96.6	86.7

NON-CURRENT LIABILITIES:
Deferred income tax liabilities.	12.1	9.4
Long-term debt	115.0	115.0
Other non-current liabilities	13.4	11.0
Total non-current liabilities	140.5	135.4

Commitments, contingencies and indemnifications (see Note 12)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 50.8 and 50.0 shares issued, respectively)	25.4	25.0
Additional paid-in capital	296.1	269.1
Retained earnings	182.3	138.2
Accumulated other comprehensive income	8.2	1.3
Treasury stock (0.1 shares and zero shares, respectively)	(5.0)	—
Total stockholders’ equity	507.0	433.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$744.1	$655.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2008 and 2007
 (in millions of U.S. Dollars)
(Unaudited)

	Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45.9	$32.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54.3	46.5
Share-based compensation	11.5	9.1
Amortization of intangibles and other assets	13.7	11.9
Other non-cash items	7.0	(3.1)
Bad debt expense	2.2	0.7
Deferred income taxes	(3.3)	(5.1)
Change in operating assets and liabilities, net of business acquisitions	(4.9)	(23.8)
Net cash provided by operating activities	126.4	68.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to gaming operations equipment	(37.8)	(52.3)
Purchase of property, plant and equipment	(30.8)	(24.2)
Investment and advances in royalties, licensed technologies, patents, and trademarks, net of business acquisitions	(11.1)	(20.7)
Purchase of business, net of cash acquired	(0.2)	(20.9)
Purchase of restricted long-term investments	(0.7)	—
Net cash used in investing activities	(80.6)	(118.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from exercise of stock options	14.3	20.5
Tax benefit from exercise of stock options	11.7	6.3
Proceeds from borrowings under revolving credit facility	—	15.0
Repayments of borrowings under revolving credit facility	—	(15.0)
Purchases of treasury stock	(15.0)	—
Net cash provided by financing activities	11.0	26.8

Effect of Exchange Rates on Cash and Cash Equivalents	(0.1)	1.6

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	56.7	(21.3)
CASH AND CASH EQUIVALENTS, beginning of period	37.2	39.1
CASH AND CASH EQUIVALENTS, end of period	$93.9	$17.8

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

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

Share Based Compensation

The expected volatility rate has been calculated based on weekly closing prices of WMS common shares from July 1, 2003. In accordance with the guidance in Statement of Financial Accounting Standards (“SFAS”) No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) we estimate expected volatility based on the historical realized volatility giving consideration to how future experience might reasonably be expected to differ from historical experience. We calculate the historical volatility beginning July 1, 2003, as we believe our stock price volatility prior to that date would be expected to differ significantly from subsequent stock price volatility as, prior to July 1, 2003, we focused on resolving issues in our legacy operating system software, whereas after that date we began introducing our new operating system, new game cabinet and new game themes, and re-emerging as the business we are today.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and overhead. These components of cost of product sales also include licensing and royalty charges, inbound and outbound freight charges, purchasing and receiving costs, inspection costs, and internal transfer costs.

Cost of gaming operations consists primarily of telephone costs, licensing and royalty charges, wide-area progressive jackpot expenses, gaming operations taxes and fees and spare parts.

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $5.2 million and $4.9 million for the three months ended March 31, 2008 and 2007, respectively and $15.2 million and $12.9 million for the nine months ended March 31, 2008 and 2007, respectively.

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

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Positions (“FSP”)157-2 "Effective Date of FASB Statement No. 157" (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under FSP 157-2, the effective date to adopt the fair value provisions for us will be July 1, 2009. We will continue to evaluate the impact of the provisions of SFAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this Statement is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. We are required to adopt this statement beginning July 1, 2008 and we continue to evaluate the impact of the provisions of SFAS 159.

3.      EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net income	$18.8	$12.9	$45.9	$32.2
After tax interest expense and amortization of issuance cost on convertible subordinated notes	0.6	0.5	1.6	1.7
Diluted earnings (numerator)	$19.4	$13.4	$47.5	$33.9

Basic weighted average common shares outstanding	50.5	49.1	50.1	48.1
Dilutive effect of stock options	1.5	1.7	1.6	2.0
Dilutive effect of restricted common stock and warrants	0.2	0.1	0.2	0.1
Dilutive effect of convertible subordinated notes	8.7	8.7	8.7	8.7
Diluted weighted average common stock and common stock equivalents (denominator)	60.9	59.6	60.6	58.9
Basic earnings per share of common stock	$0.37	$0.26	$0.92	$0.67
Diluted earnings per share of common stock and common stock equivalents	$0.32	$0.23	$0.78	$0.58

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	0.5	0.2	0.7	1.1

Included in the anti-dilutive common stock equivalents for the nine months ended March 31, 2007 are warrants to purchase 375,000 shares of common stock that were issued in September 2003 as part of an inducement to a licensor to extend its license agreement with us.  The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment.

4.      BUSINESS ACQUISITION

On July 19, 2007, we completed the acquisition of 100% of the outstanding stock of privately held Systems in Progress GmbH (“SiP”), an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. The total consideration for SiP, excluding acquisition costs, was $4.7 million. SiP’s former majority shareholder is a customer of WMS and $4.5 million of the total consideration resulted from extinguishing a receivable owed by that customer to WMS for the customer’s entire equity ownership in SiP.  Two minority shareholders were paid equal value in cash and shares of WMS common stock that in total aggregated approximately $0.2 million.  The transaction is expected to be immaterial to our fiscal 2008 consolidated financial statements and, therefore, pro forma financial information is not provided.  The business valuation is not yet complete and, therefore, the purchase price allocation is preliminary. See also Note 6, “Intangible Assets.”

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

5.     INVENTORIES

Inventories consisted of the following:

	March 31,	June 30,
	2008	2007
Raw materials and work-in-process	$40.7	$52.5
Finished goods	24.4	26.8
Total inventories	$65.1	$79.3

Legacy inventory balances included in the totals above	$1.7	$8.5

6.      INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2008 include:

Goodwill balance at June 30, 2007	$17.4
Additions: SiP acquisition (see Note 4)	4.5
Foreign currency translation adjustment	3.4
Goodwill balance at March 31, 2008	$25.3

As the business valuation for the SiP acquisition is not yet complete, no amounts have been allocated to other intangible assets as of March 31, 2008.

Other Intangible Assets
Additions to other intangible assets, which include capitalized legal costs and expenditures to third parties, during the nine months ended March 31, 2008, were as follows:
Additions
Finite lived intangible assets:
Patents	$3.3
Customer relationships	–
Royalties and licensed technologies	7.6
Trademarks	0.2
Total	$11.1

Indefinite lived intangible assets:
Brand names	$–

A majority of the patent additions pertain to unissued patent applications and we anticipate that a majority of these patents will be amortized over four to seventeen years beginning in approximately July 2009.  Royalties and licensed technologies additions have a weighted-average life of approximately 4 years.
Other intangible assets consisted of the following:

	March 31, 2008			June 30, 2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Patents	$17.7	$(1.8)	$15.9	$14.4	$(0.9)	$13.5
Customer relationships	5.2	(1.5)	3.7	4.4	(0.7)	3.7
Royalties and licensed technologies	108.2	(42.8)	65.4	100.6	(33.9)	66.7
Trademarks	0.8	(0.2)	0.6	0.7	(0.1)	0.6
Total	$131.9	$(46.3)	$85.6	$120.1	$(35.6)	$84.5

Indefinite lived intangible assets:
Brand names	$3.6	$–	$3.6	$3.0	$–	$3.0

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
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)
General

The following table reconciles Goodwill and Other intangible assets presented above to Intangible assets recorded on our Condensed Consolidated Balance Sheets at:
	March 31,	June 30,
	2008	2007

Goodwill	$25.3	$17.4
Finite lived intangible assets, net	85.6	84.5
Indefinite lived intangible assets	3.6	3.0
Less: royalties and licensed technologies, short-term included in other current assets	(6.7)	(7.9)
Total intangible assets	$107.8	$97.0

Amortization expense for finite lived intangible assets was $5.5 million and $3.4 million for the three months ended March 31, 2008 and 2007, respectively and $10.7 million and $9.1 million for the nine months ended March 31, 2008 and 2007, respectively.

The estimated aggregate amortization expense for finite lived intangible assets for each of the next five years is as follows:

Year ended June 30,
2008 (fourth quarter)	$2.0
2009	9.4
2010	10.3
2011	9.3
2012	6.0
2013	5.3

The estimated aggregate future intangible amortization as of March 31, 2008 does not reflect the significant commitments we have for future payments for royalties and licensed technologies. See also Note 12, “Commitments, Contingencies and Indemnifications.”

7.      INCOME TAXES

The effective income tax rate was approximately 36.9% and 34.2% for the three months ended March 31, 2008 and 2007, respectively and 35.5% and 30.5% for the nine months ended March 31, 2008 and 2007, respectively. The March 2008 three and nine month effective tax rates reflect the impact of the expiration of the export sales deduction as of December 31, 2006, the expiration of the research and development tax credit on December 31, 2007 and additional unrecognized tax benefits under FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes which we adopted effective July 1, 2007. The March  2007 three and nine month period effective tax rate reflects utilization of the export sales deduction, which expired December 31, 2006, as well as the domestic manufacturing deduction and the effect of the retroactive reinstatement of the research and development tax credit legislation back to January 1, 2006, including the credit earned for the period January 1, 2006 through June 30, 2006, which aggregated $0.01 per diluted share, in addition to the tax credit earned during the nine month period ended March 31, 2007. At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. As the research and development tax credit legislation expired on December 31, 2007, we expect our effective tax rate for the remainder of fiscal 2008 to range between 36% and 37%. The Company recognizes interest and penalties related to income taxes in income tax expense.

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

As of March 31, 2008, we had $6.6 million of gross unrecognized tax benefits including accrued interest of $0.8 million. The change in gross unrecognized tax benefits during the nine months ended March 2008 includes an increase of $0.4 million in accrued interest and zero in amounts accrued for tax penalties.  Of the total unrecognized tax benefits, $6.2 million (net of the federal benefit) represents the portion that, if recognized, would impact the effective tax rate. The Company files tax returns in various jurisdictions and does not anticipate a significant change in the amount of unrecognized tax benefits within the next twelve months.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. The Company is no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

8.      CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At March 31, 2008, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)
Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowings through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At March 31, 2008, approximately $118.7 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of March 31, 2008 and June 30, 2007.

9.      STOCKHOLDERS' EQUITY

Common Stock Repurchase Program

On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. This authorization replaces the $35 million authorization that expired on August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the three months ended March 31, 2008, we purchased 139,680 shares for approximately $5 million at an average cost of $35.72 per share. During the nine months ended March 31, 2008, we purchased 445,781 shares for approximately $15 million at an average cost of $33.65 per share. As of March 31, 2008, we had approximately $35 million remaining under this share repurchase authorization.

Equity Compensation Plan

During the nine months ended March 31, 2008, we granted a total of 592,138 stock options to certain employees of our Company, Board of Director members, and to a former Board of Director member who became a director emeritus. The number of options awarded to each person varied. The options vest from a range of immediately to four years, with expirations ranging from 5-7 years from date of grant. The options range in fair value from $7.96 - $13.62 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 2.37% - 4.94%; expected life between 2.50 - 4.75 years; expected volatility of 0.35; and 0.0% dividend yield.

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)

Stock options outstanding at June 30, 2007	5.3	$18.16
Granted	0.6	31.77
Exercised	(1.1)	16.07
Expired or Cancelled		
Forfeited	(0.1)	23.67
Stock options outstanding at March 31, 2008	4.7	$20.29	6.3	$74.4
Stock options exercisable at March 31, 2008	2.8	$17.63	5.8	$50.9

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

On September 19, 2007, our Board of Directors approved the fiscal 2008 equity grants to select employees under our long-term incentive program. The value granted to each employee was based on a percentage of each employee’s base salary. The grant date fair value of our stock was $30.55 and the value was granted through three equity components – stock options (covered in the table above) restricted shares, and equity-based performance units – as follows:

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

Total share-based payment expense for the three months ended March 31, 2008 and 2007 was $3.4 million and $2.5 million, respectively, and for the nine months ended March 31, 2008 and 2007 was $11.5 million and $9.1 million, respectively. A portion of the increase in expense in the three and nine month periods ended March 31, 2008 relates to the Company recording a provision for equity-based performance units based on the current assessment of achievement of the performance goals. Prior to the December 2007 quarter, the Company concluded the achievement of the performance goals was not probable.

WMS INDUSTRIES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)
(Unaudited)

10.           COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

Net income	$18.8	$12.9	$45.9	$32.2
Foreign currency translation adjustment	0.6	0.2	6.9	2.3
Total comprehensive income	$19.4	$13.1	$52.8	$34.5

11.           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $0.9 million and $3.5 million for the nine months ended March 31, 2008 and 2007, respectively.

Income taxes paid were $16.4 million and $9.6 million for the nine months ended March 31, 2008 and 2007, respectively.  Interest paid was $3.2 million and $3.6 million for the nine months ended March 31, 2008 and 2007, respectively.

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

We had total royalty and license commitments, advances and payments made and potential future payments as follows as of March 31, 2008:

Minimum Commitments

Total royalty and license commitments	$130.0
Advances and payments made	(108.2)
Potential future payments	$21.8

As of March 31, 2008, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments

2008 (fourth quarter)	$4.4
2009	6.6
2010	5.5
2011	5.2
2012	0.1
Total	$21.8

Indemnification Agreements

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by WMS under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2008, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 13, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of March 31, 2008, we were not aware of any obligations arising under these agreements that would require material payments.

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

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion and analysis also contains forward-looking statements – see “Forward Looking Statements ” below.

As used in this Report, the terms “we”, “us”, “our”, “the Company” and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following  mark: G2E is a registered trademark of Reed Exhibitions, a division of Reed Elsevier Inc., and the American Gaming Association.

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

Product sales revenue includes the sale of new and used gaming machines, VLTs, parts, conversion kits (including theme and/or operating system conversions), amusement-with-prize (“AWP”) gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators.  We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird® and Orion Twinstar ™ cabinets;
➢	Mechanical reel-spinning gaming machines in our Bluebird cabinets;
➢
Video poker machines in our Bluebird cabinets, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base hardware and then leases the top box and game for a low lease price point;

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

Refer also to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form10-K for the fiscal year ended June 30, 2007, for further information regarding our gaming operations product lines.

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

Our first priority is to continue to pursue the managed expansion of our high-margin gaming operations business, while working to achieve a greater mix of higher revenue producing products on the slot floor, specifically a greater number of higher-revenue producing WAP products.  During both the three and nine month periods ended March 31, 2008, our average installed base of participation gaming machines increased 21%, over the same period in the prior year and, at March 31, 2008, our total installed participation footprint stood at 9,027 units.  On a quarterly sequential basis from December 2007, our ending installed base of gaming machines decreased 2% due to no new participation game launches in the March quarter and the removal of 100 gaming machines from a tribal customer’s gaming floors in Florida which will begin to be replaced at the end of the June 2008 quarter. The period end WAP units comprised 20% of the footprint for both the March 2008 and December 2007 quarters compared to 17% at March 31, 2007.  A 15% improvement in the average daily revenue generated, coupled with the 21% improvement in the average installed base, produced a 39% year-over-year increase in revenue from our gaming operations business for the March 2008 quarter.

Our second priority remains gaining North American product sales market share. We are dependent, in part, on innovative new products and casinos expansions and new market opportunities to generate growth. We have continued to spend more on research and development activities to be able to offer creative and high earning products to our customers and for the nine month period ended March 31, 2008, such expenditures are up $12.6 million or 30.6% over the comparable period in the prior year. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism. In the March quarter, amended compacts were approved in California that provide five Native American casinos with expanding gaming capability, and we believe we achieved approximately 25% market share for the first gaming machine purchases by these casinos.  The North American replacement cycle has also been slow, and thus the overall industry demand has been reduced. In spite of this, new unit shipments in North America increased 8% year-over-year in the March 2008 quarter due to our continued ability to gain market share with high earning products in a competitive marketplace.  We continue to capture a greater portion of our customers’ available capital dollars because of our ability to offer innovative and differentiated video and mechanical reel games. In addition, our expanded bandwidth coupled with our strength in available content contributed directly to the stronger demand for our game theme conversions.

Third, we continue to expand our international revenue base. During the March 2008 quarter, international shipments increased 52% year-over-year, driven by strong demand across the range of international markets, from Asia to Latin America to Europe.  Shipments to international markets represented 37% of our total new unit shipments in the March 2008 quarter, compared with 30% a year ago.  We are accomplishing this international success through the simultaneous introduction of new products in both the domestic and international markets, and thereby capitalizing globally on the popularity and success of our newest introductions. The addition of Orion and now, Systems in Progress (“SiP”), also contributed to our expanding worldwide presence through complementary technology and game development capabilities.  We believe we will continue to increase our global market share.

Our fourth priority is a focus on improving our margins,  Our operating margin improved 260 basis points to 17.1% in the March 2008 quarter from 14.5% a year ago even as research and development expenses increased year-over year by $4.9 million, or 33.6%.  We are still only in the early stages of implementing our lean sigma and strategic sourcing initiatives, but we are realizing positive results, and we believe these initiatives will continue to drive margin improvement in future quarters.  In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues.  Our research and development spending includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines.

Our fifth priority is to drive higher cash flow.  For the nine months ended March 31, 2008 net cash provided by operations increased by $58.0 million to $126.4 million, or 85% higher than the same period a year ago. Significant improvement is being made in our ability to more effectively manage the capital deployed in our gaming operations business.  During the nine months ended March 31, 2008, the installed footprint of participation gaming machines increased 751 units or 9%, while our investment in gaming operations equipment totaled $37.8 million, compared to the $52.3 million invested in the comparable 2007 year-to-date period when our installed base increased 570 units or 8%. Our investment in gaming operations equipment reflects the continued strong positive response to our three new participation platforms: Community Gaming™, “Sensory Immersion” Gaming and Transmissive Reels™ gaming technology.  We also have improved our inventory turns and reduced our days sales outstanding. And as a result, our changes in assets and liabilities in our statement of cash flows has decreased to a use of $4.9 million year to date in fiscal 2008 compared to $23.8 million in fiscal 2007, despite a 21.7% increase in revenues. As a result of our improving cash flow, our total cash and cash equivalents, including restricted cash as of March 31, 2008, rose 111% to $112.4 million from $53.2 million as of June 30, 2007.

The priorities for the utilization of our improving cash flow are to continue to enhance shareholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property, continuing to seek acquisitions that can extend our international presence, increase our intellectual property portfolio, expand our earnings potential and, when appropriate, repurchase shares in the open market, through stock purchases or in privately negotiated transactions. In the March 2008 quarter, our research and development spending increased $4.9 million over the March 2007 quarter. We expended $5.1 million in investments and advances in royalties, licensed technologies, patents and trademarks and repurchased common shares totaling approximately $5.0 million dollars.

Server-Based Gaming

We believe that server-based gaming (“SBG”) will be the next significant technology development in the gaming machine industry. Server-based gaming refers to a gaming system in which game content and software in peripheral equipment are downloaded to gaming machines, configured, maintained and refreshed over a network that links groups of gaming machines to a remote server that enables custom configuration by operators and may also enable central determination of game outcomes.  In addition, once the gaming machines are on the server-based network, new applications, game functionality, and system-wide features can be enabled. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of product offerings.

Our vision for SBG expands on the basic functionality described above and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe SBG will permit game play to be communal among players. We will continue SBG development, working with our competitors and customers to ensure the future is powered by a networked environment that enables products from multiple suppliers to efficiently work together with limited investment in additional programming or interfaces.

Our path to the server-enabled marketplace takes elements of our technology road map and converts it into commercializable products in advance of the launch of the full functionality of server-based gaming. Fiscal 2007 was highlighted by the successful launch of Community Gaming, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of games, thereby creating a true communal gaming experience.  In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform that we expect will be the basis for our server-enabled gaming machines. CPU-NXT2 drives our Transmissive Reels platform and real-time, 3D graphics and surround sound capabilities for our “Sensory Immersion” series.  Further, we combined an interactive see-through LCD with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the server-based slot floor.  We demonstrated Adaptive Gaming™, another key component to our server based technology at the G2E® trade show in November 2007, and we expect to launch this technology in summer 2008.  We also demonstrated the Bluebird2  cabinet, which is server ready, and we expect to begin full commercialization of this new hardware in the December 2008 quarter. At the G2E trade show in November 2007 and the ICE trade show in January 2008, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 cabinets and CPU-NXT2 operating system with other manufacturers’ products and systems using the open access of the industry standard communication protocols developed by the Gaming Standards Association (G2S and S2S).

In February 2008, we announced a cross-licensing agreement with IGT; and more recently we received GLI-approval on the first-point release of our WAGE-NET™ server-based system, incorporating GSA standards and basic server-based functionality, which we will be placing on the gaming floor at a popular tribal casino.  While basic in functionally, this system – currently installed in the casino’s test lab for training purposes – represents the first step in the process.  We are pleased with the feedback and results thus far; and we continue to expect approval of the first commercial version of the WAGE-NET system in mid-calendar 2009, as previously discussed.

Acquisition of Systems in Progress

On July 19, 2007, we completed the acquisition of 100% of the outstanding stock of privately held SiP, an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators.  The total consideration for SiP, excluding acquisition costs, was $4.7 million. SiP’s former majority shareholder is a customer of ours and $4.5 million of the total consideration resulted from extinguishing trade accounts receivable owed by that customer to us for the customer’s entire equity ownership in SiP. Two minority shareholders were paid equal value in cash and shares of our common stock that in total aggregated approximately $0.2 million.  The transaction is expected to be immaterial to our fiscal 2008 consolidated financial statements and, therefore, pro forma financial information is not provided.  The business valuation is not yet complete and, therefore, the purchase price allocation is preliminary.

See also Note 4, “Business Acquisition” to our Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Form 10-K for the fiscal year ended June 30, 2007.  We have not made any changes relating to the application of these policies during the nine months ended March 31, 2008, with the exception of our accounting for income taxes.  We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, on July 1, 2007.  In accordance with FIN 48, we recognize interest and penalties related to income taxes in income tax expense.  The other aspects of our income tax critical accounting policy and estimates as disclosed in our Form 10-K for the fiscal year ended June 30, 2007 have not changed.

We have discussed the development, selection and disclosure of our critical accounting policies and estimates with the Audit and Ethics Committee of our Board of Directors.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in spring and slowest in the summer months, while gaming operations revenue are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced, or if gaming is permitted in a significant new jurisdiction.  Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Three Months Ended
	March 31,				Percent
	2008	2007	Increase (Decrease)		Increase (Decrease)
Product Sales Revenues:
New unit sales revenues	$98.0	$80.2	$17.8		22.2%
Other product sales revenues	15.6	13.7	1.9		13.9
Total product sales revenues	$113.6	$93.9	$19.7		21.0

New units sold	7,793	6,417	1,376		21.4
Average sales price per new unit	$12,579	$12,506	$73		0.6
Gross profit on product sales revenues(1)	$54.5	$43.0	$11.5		26.7
Gross margin on product sales revenues(1)	48.0%	45.8%	220	bp	4.8

Gaming Operations Revenues:
Participation revenues	$52.0	$37.0	$15.0		40.5
Other gaming operations revenues	7.2	5.7	1.5		26.3
Total gaming operations revenues	$59.2	$42.7	$16.5		38.6

WAP games at period end	1,765	1,282	483		37.7
LAP games at period end	2,182	2,139	43		2.0
Stand-alone games at period end	5,080	4,234	846		20.0
Total installed participation base at period end	9,027	7,655	1,372		17.9

Average participation installed base	8,897	7,359	1,538		20.9
Average revenue per day per participation machine	$64.25	$55.81	$8.44		15.1

Installed casino-owned daily fee games at period end	817	700	117		16.7
Average casino-owned daily fee games installed base	792	720	72		10.0

Gross profit on gaming operations revenues(1)	$46.9	$34.7	$12.2		35.2
Gross margin on gaming operations revenues(1)	79.2%	81.3%	(210	)bp	(2.6)

Total revenues	$172.8	$136.6	$36.2		26.5
Total gross profit(1)	$101.4	$77.7	$23.7		30.5
Total gross margin(1)	58.7%	56.9%	180	bp	3.2

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for the March 2008 quarter increased 26.5%, or $36.2 million, over the March 2007 quarter, reflecting:

➢	A $17.8 million, or 22.2%, increase in new unit sales revenue as a result of:
➢
A 1,376 unit, or 21.4%, increase in new units sold.  International new units sold increased 52.4% over the prior year, reflecting strong, broad-based demand across the range of international markets from Asia to Latin America to Europe. North American new units sold in the March 2008 quarter increased by 8.4% from the March 2007 quarter due to the expansion of Native American casinos in California and market share gains.  Sales of mechanical reel products in the March 2008 quarter were more than 2,100 units, or approximately 28% of total new units sold compared to 27% in the prior year quarter.

➢
The average selling price of new gaming machines was essentially flat year over year reflecting higher list prices offset by a lower average international selling price, which resulted from the sale of specific lower-priced units into select international markets aimed at utilizing slower-turning inventory.

➢	A $1.9 million, or 13.9%, increase in other product sales revenues, reflecting strong sales of top boxes and conversion kits.
➢
We earned revenue on nearly 2,300 conversion kits in the March 2008 quarter, compared to approximately 2,100 conversion kits in the March 2007 quarter, due to the positive response to our new video and mechanical reel games.

➢	We sold approximately 1,200 used gaming machines at higher prices in the March 2008 quarter, compared to nearly 2,300 used gaming machines in the March 2007 quarter.

➢	A $16.5 million, or 38.6%, growth in total gaming operations revenues due primarily to:
➢
A 20.9% increase in the average installed base of participation gaming machines, driven by the growth in our WAP, LAP, and stand-alone installed bases. The average number of units in the installed participation base in the March 2008 quarter was 1,538 units higher than in the March 2007 quarter, reflecting continued strong performance of our Community Gaming,  “Sensory Immersion” and Transmissive Reels platforms in fiscal 2008.

➢	Overall average revenues per day increased by $8.44, or 15.1%, principally reflecting favorable player response to the new games for our three innovative participation platforms.

Total gross profit, as used herein excluding distribution and depreciation expense, increased 30.5%, or $23.7 million, to $101.4 million for the March 2008 quarter from $77.7 million for the March 2007 quarter. Our gross margins may not be comparable to those of other entities as we include the costs of distribution in selling and administrative expenses.  This improvement reflects:

➢
Gross margin on product sales revenues of 48.0% for the March 2008 quarter, compared to 45.8% for the March 2007 quarter. Gross margin for the March 2008 quarter benefited from the continued success with the ongoing implementation of our lean sigma process improvement and strategic sourcing initiatives which more than offset the impact from the sale of the certain lower-margin products into international markets aimed at utilizing slower-turning inventory.

➢
Gross margin on gaming operations revenues of 79.2% in the March 2008 quarter compared to 81.3% in the March 2007 quarter. This decrease reflects the greater number of WAP gaming machines in the installed participation base.

We expect to generate another quarter of solid double-digit year-over-year revenue growth in our gaming operations in the June 2008 quarter.  Our licensing arrangement with Stargames Corporation Pty. Ltd. whereby we provided our game content to them for use on their gaming platform in Australia and New Zealand in return for royalty payments, ended January 31, 2008 commencing an  agreed upon sell-off period.  We expect continued improvements in our product sales gross margin, resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools, results from our strategic sourcing initiatives and the benefits from ongoing leveling of the production schedule throughout each quarter.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended March 31,
	2008		2007		Increase
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent

Research and development	$19.5	11.3%	$14.6	10.7%	$4.9	33.6%
Selling and administrative	34.0	19.7	28.0	20.5	6.0	21.4
Depreciation	18.3	10.6	15.3	11.2	3.0	19.6
Total operating expenses	$71.8	41.6%	$57.9	42.4%	$13.9	24.0%

Research and development expenses increased $4.9 million or 33.6% to $19.5 million for the March 2008 quarter, compared to $14.6 million in the prior year period.  The year-over-year increase reflects: our expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio; higher payroll-related costs  resulting from headcount increases and improved operating performance; higher costs to accelerate new systems and enterprise-wide system applications for WMS’ Casino Evolved™ suite of innovative, high-value products in preparation for the advent of server-enabled, networked gaming; and the inclusion of research and development expenses for SiP since the mid-July 2007 acquisition.

Selling and administrative expenses increased $6.0 million to $34.0 million in the March 2008 quarter compared to $28.0 million in the March 2007 quarter.  The increase reflects higher payroll-related costs associated with headcount increases and improved operating performance during the past twelve months to support international expansion and overall growth in the company’s business, including higher spending on customer service and field operations support activities to sustain our larger participation installed base and increased customer touch points, and higher regulatory and legal expenses, as well as the impact of consolidating SiP results

Depreciation increased $3.0 million, or 19.6%, to $18.3 million in the March 2008 quarter compared to $15.3 million in the March 2007 quarter. This reflects the 20.9% increase in the average installed base of participation games.  We invested $9.1 million in gaming operations equipment, top boxes and related equipment during the March 2008 quarter bringing the nine month year-to-date total to $37.8 million, $75.9 million during fiscal 2007 and $68.7 million during fiscal 2006.

Income Taxes

The effective income tax rate was approximately 36.9% and 34.2% for the three months ended March 31, 2008 and 2007, respectively.

The March 2008 three-month period effective tax rate reflects:
➢	The domestic manufacturing deduction,
➢	The research and development credit expiration on December 31, 2007, and
➢	The impact of the additional unrecognized tax benefits resulting from the implementation of FASB Interpretation No. 48 (“FIN 48”) effective July 1, 2007.

The March 2007 three-month period effective tax rate reflects:
➢	The domestic manufacturing deduction,
➢	The research and development tax credit, and
➢	The effect of the lapsing of the extraterritorial income credit at December 31, 2006.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. As the research and development tax credit legislation expired on December 31, 2007, we expect our effective tax rate for the remainder of fiscal 2008 to range between 36% and 37%.

Earnings Per Share

Diluted earnings per share increased to $0.32 for the March 2008 quarter from $0.23 for the March 2007 quarter.  The increase in earnings per share is attributable to increased net income in the March 2008 quarter partially offset by a higher diluted share count resulting from the issuance of common shares.

Nine months ended March 31, 2008 Compared to Nine months ended March 31, 2007

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Nine months ended
	March 31,				Percent
	2008	2007	Increase		Increase
Product Sales Revenues:
New unit sales revenues	$250.5	$221.0	$29.5		13.3%
Other product sales revenues	48.7	35.3	13.4		38.0
Total product sales revenues	$299.2	$256.3	$42.9		16.7

New units sold	19,751	18,058	1,693		9.4
Average sales price per new unit	$12,681	$12,243	$438		3.6
Gross profit on product sales revenues(1)	$143.4	$114.3	$29.1		25.5
Gross margin on product sales revenues(1)	47.9%	44.6%	330	bp	7.4

Gaming Operations Revenues:
Participation revenues	$147.1	$111.2	$35.9		32.3
Other gaming operations revenues	18.2	14.3	3.9		27.3
Total gaming operations revenues	$165.3	$125.5	$39.8		31.7

WAP games at period end	1,765	1,282	483		37.7
LAP games at period end	2,182	2,139	43		2.0
Stand-alone games at period end	5,080	4,234	846		20.0
Total installed participation base at period end	9,027	7,655	1,372		17.9

Average participation installed base	8,671	7,159	1,512		21.1
Average revenue per day per participation machine	$61.68	$56.65	$5.03		8.9

Installed casino-owned daily fee games at period end	817	700	117		16.7
Average casino-owned daily fee games installed base	763	733	30		4.1

Gross profit on gaming operations revenues(1)	$131.1	$99.5	$31.6		31.8
Gross margin on gaming operations revenues(1)	79.3%	79.3%			

Total revenues	$464.5	$381.8	$82.7		21.7
Total gross profit(1)	$274.5	$213.8	$60.7		28.4
Total gross margin(1)	59.1%	56.0%	310	bp	5.5
bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation expense.

Revenues and Gross Profit

Total revenues for the March 2008 nine month period increased 21.7%, or $82.7 million, over the March 2008 nine month period, reflecting:

➢	A $29.5 million, or 13.3%, increase in new unit sales revenue as a result of:
➢
A 1,693 unit, or 9.4%, increase in new units sold.  International new units sold increased 42.5% over the prior year, reflecting growth in Macau with our Mandarin-based games and continued growth throughout Europe, South Africa and South America. North American new units sold in the March 2008 nine month period decreased by 3.9% from the March 2007 nine month period due to the continued sluggish North American replacement market. The North American new unit sales in the March 2008 period benefitted from shipments of new units to four California casinos as a result of amended compacts while the March 2007 period benefited from initial and ongoing shipments of new units to properties located in the newly opened Pennsylvania and Broward County, Florida jurisdictions, as well as a strong contribution from Oklahoma which was a new market for us at the time. Sales of mechanical reel products totaled 5,740 units, or approximately 29% of total new units sold compared to 27% of units sold in the prior nine month period.

➢	A 3.6% increase in the average selling price of new gaming units, principally reflecting the benefit of higher list prices.

➢	A $13.4 million, or 38.0%, increase in other product sales revenues, reflecting strong sales of conversion kits and used games.
➢
We earned revenue on 7,159 conversion kits in the March 2008 nine month period, compared to approximately 4,000 conversion kits in the March 2007 nine month period, due to the positive response to our new video and mechanical reel games.

➢	We sold approximately 3,700 used gaming machines at higher prices in the March 2008 nine month period, compared to approximately 5,600 used gaming machines in the March 2007 nine month period.

➢	A $39.8 million, or 31.7%, growth in total gaming operations revenues due primarily to:
➢
 A 21.1% increase in the average installed base of participation gaming machines, driven by the growth in our WAP, LAP, and stand-alone installed bases. The period end WAP units in the installed base as of March 31, 2008 was 483 units higher than at March 31, 2007, reflecting continued strong performance of our   “Sensory Immersion” and Transmissive Reels platforms in fiscal 2008. Our controlled WAP roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 19.6% and 16.7% of the installed base at March 31, 2008 and 2007, respectively.

➢	Overall average revenues per day increased by $5.03, or 8.9%, principally reflecting favorable player response to the new games for our three innovative participation platforms.

Total gross profit, as used herein excluding distribution and depreciation expense, increased 28.4%, or $60.7 million, to $274.5 million for the March 2008 nine month period from $213.8 million for the March 2007 nine month period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution in selling and administrative expenses.  This improvement reflects:

➢
Gross margin on product sales revenues of 47.9% for the March 2008 nine month period, compared to 44.6% for the March 2007 nine month period.  Gross margin for the March 2008 nine month period reflects continued success with the ongoing implementation of our lean sigma process improvement and strategic sourcing initiatives, greater sales of higher-margin conversion kits and revenues from a VLT contract, partially offset by a lower mix of premium-priced products than a year ago.

➢
Gross margin on gaming operations revenues of 79.3% in the March 2008 nine month period was flat to the March 2007 nine month period, reflecting the positive influence of the high performing Community Gamming, “Sensory Immersion” and Transmissive Reels  games offset by the greater number of WAP gaming machines in the installed base.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Nine months ended March 31,
	2008		2007		Increase
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent

Research and development	$53.8	11.6%	$41.2	10.8%	$12.6	30.6%
Selling and administrative	95.9	20.6	78.2	20.5	17.7	22.6
Depreciation	54.3	11.7	46.5	12.2	7.8	16.8
Total operating expenses	$204.0	43.9%	$165.9	43.5%	$38.1	23.0%

Research and development expenses increased $12.6 million or 30.6% to $53.8 million for the March 2008 nine month period, compared to $41.2 million in the prior year period.  The year-over-year increase reflects our expanded product development initiatives for server-enabled gaming, the creation of intellectual property, the support for our expanded product portfolio, including higher payroll-related costs associated with headcount increases and improved operating performance and the inclusion of research and development expenses for SiP since the mid-July 2007 acquisition.

Selling and administrative expenses increased $17.7 million to $95.9 million in the March 2008 nine month period compared to $78.2 million in the March 2007 nine month period. The increase includes higher marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives, as well as increased payroll-related costs associated with headcount increases and improved operating performance during the past twelve months to support international expansion and overall growth in the company’s business.  In addition, the year-over-year increase reflects higher spending on customer service activities to support our larger participation installed base and increased customer touch points, higher legal expenses and non-cash charges for bad debt expense, as well as the impact of consolidating SiP results. In addition, due to the continued strength of our financial performance, in the March 2008 nine month period we recorded a non-cash provision related to certain performance-based equity grants.

Depreciation increased $7.8 million, or 16.8%, to $54.3 million in the March 2008 nine month period compared to $46.5 million in the March 2007 nine month period.  This reflects the 21.1% increase in the average installed base of participation games.  We invested $37.8 million in gaming operations equipment, top boxes and related equipment during the March 2008 nine month period, $75.9 million during fiscal 2007, and $68.7 million during fiscal 2006.

Income Taxes

The effective income tax rate was approximately 35.5% and 30.5% for the nine months ended March 31, 2008 and 2007, respectively.
The March 2008 nine month-period effective tax rate reflects:
➢	The domestic manufacturing deduction,
➢	The research and development credit expiration on December 31, 2007, and
➢	The impact of unrecognized tax benefits resulting from the implementation of FASB Interpretation No. 48 (“FIN 48”) effective July 1, 2007.

The March 2007 nine month period effective tax rate reflects:
➢	Utilization of the export sales deduction, which expired in December 2006,
➢	The domestic manufacturing deduction, and
➢
The effect of the retroactive reinstatement of the research and development tax credit legislation which was reinstated in December 2006, retroactive to January 1, 2006. The effective tax rate includes the credit earned from January 1, 2006 thru June 30, 2006, which aggregated $0.01 per diluted share, in addition to the tax credit earned during the nine month period ended March 31, 2007.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly rate, as necessary. As the research and development tax credit legislation expired on December 31, 2007, we expect our effective tax rate for the remainder of fiscal 2008 to range between 36% and 37%.

Earnings Per Share

Diluted earnings per share increased to $0.78 for the March 2008 nine month period from $0.58 for the March 2007 nine month period.  The increase in earnings per share is attributable to increased net income in the March 2008 nine month period partially offset by a higher diluted share count, primarily resulting from the issuance of common shares. In addition, the March 2007 nine month period includes a $1.0 million, or $0.01 per diluted share benefit related to the period January 1, 2006 through June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

•	Existing cash and cash equivalents,
•	Cash flows from operations, and
•	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions of dollars):
			Increase
	March 31, 2008	June 30, 2007	Dollar	Percent

Total cash, cash equivalents, and restricted cash(1)	$112.4	$53.2	$59.2	111.3%
Total current assets(A)	402.6	342.2	60.4	17.7
Total assets	744.1	655.7	88.4	13.5
Total current liabilities(B)	96.6	86.7	9.9	11.4
Long-term debt	115.0	115.0		
Stockholders’ equity	507.0	433.6	73.4	16.9
Net working capital (A) – (B)	306.0	255.5	50.5	19.8
(1)
Includes restricted cash of $18.5 million and $16.0 million as of March 31, 2008 and June 30, 2007, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $50.5 million from June 30, 2007, and was affected by the following components:

➢	An increase in cash, cash equivalents and restricted cash of $59.2 million due primarily to the strong revenues and subsequent cash collections in the March 2008 nine month period;
➢
An increase in total current accounts and notes receivable, net, of $8.7 million to $182.6 million compared to $173.9 million at June 30, 2007, due to the increase in our revenues during the March 2008 period partially offset by a reduction in our days sales outstanding;

➢	A decrease in inventories of $14.2 million to $65.1 million due to focused efforts on increasing inventory turns and
➢	An increase in accounts payable of $7.8 million due to additional working capital management and international expansion.

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

We believe that total cash and cash equivalents of $112.4 million at March 31, 2008, inclusive of $18.5 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations equipment, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the next year. In fiscal 2008 and 2009, we expect cash flow from operations to continue to increase. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our  $100 million revolving credit facility.  We will, however, assess market opportunities as they arise.

Convertible Subordinated Notes

At March 31, 2008, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through March 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to declare dividends or make any distribution to holders of any shares of capital stock, or redeem or otherwise acquire such shares of our Company. At March 31, 2008, approximately $118.7 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of March 31, 2008 and June 30, 2007.

Common Stock Repurchase Program

On August 6, 2007, our Board of Directors authorized the repurchase of up to $50 million of our common stock over the following twenty-four months. This authorization replaces the $35 million authorization that expired on August 8, 2007. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. We did not repurchase any shares under either of the authorized plans during the three months ended September 30, 2007. During the three months ended December 31, 2007, we repurchased approximately $10 million worth of our common stock and purchased an additional $5 million of our common stock in the three months ended March 31, 2008.  As of March 31, 2008, we had approximately $35 million remaining under this share repurchase authorization.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions of dollars):

	Nine Months Ended March 31,
	2008	2007	Change
Net cash provided by (used in):
Operating activities	$126.4	$68.4	$58.0
Investing activities	(80.6)	(118.1)	37.5
Financing activities	11.0	26.8	(15.8)
Effect of exchange rates on cash and cash equivalents	(0.1)	1.6	(1.7)
Net increase (decrease) in cash and cash equivalents	$56.7	$(21.3)	$78.0

Operating activities: The $58.0 million increase in cash provided by operating activities in the March 2008 nine month period compared to the March 2007 nine month period resulted from:

➢	A positive impact from the $13.7 million increase in net income and a $7.8 million increase in depreciation,
➢	A positive impact from a $15.8 million increase in non-cash items, including share-based compensation, amortization of intangibles and other assets, other non-cash items and bad debt expense, and
➢
A positive impact from improved utilization of working capital indicated by a $18.9 million net decrease in changes in operating assets and liabilities, as the March 2008 nine month period decrease in accounts receivable and inventories was only partially offset by a slight increase in notes receivable and other current assets.

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

Investing Activities: The $37.5 million decrease in cash used by investing activities in the March 2008 nine month period compared to the March 2007 nine month period was primarily due to:

➢
Lower cash used in purchasing businesses by $20.7 million as only $0.2 million of cash was used for the acquisition of SiP in the March 2008 nine month period compared to net cash of $20.9 million used for the acquisition of Orion Gaming during the March 2007 period.

➢
A $14.5 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the March 2008 nine month period to $37.8 million.  We expect the rate of investment in gaming operations equipment to continue to moderate in fiscal 2008 and 2009.

➢
A $6.6 million increase in the amount invested in property, plant and equipment during the March 2008 nine month period to $30.8 million, due primarily to the expansion of our Waukegan, Illinois facility, as well as investments in manufacturing tools and internal and purchased software.

➢
A $9.6 million reduction in investments and advances in royalties, licensed technologies, patents and trademarks to $11.1 million in the March 2008 nine month period as we entered into fewer new agreements.

Financing Activities: The $15.8 million decrease in cash provided by financing activities was primarily due to:

➢	The use of $15.0 million in the March 2008 nine month period to repurchase common stock.

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

Our obligations under these arrangements, under our convertible subordinated notes and other contractual obligations at March 31, 2008, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$24.8	$4.2	$6.3	$6.0	$8.3
Royalty payments	21.8	9.4	11.0	1.4	
Non-cancelable raw material purchase orders	1.6	1.6			
Accrued WAP jackpot liability	11.2	11.2			
Convertible subordinated notes	115.0		115.0		
Interest payments	7.9	3.2	4.7		
Performance bonds	1.0	1.0			
Other, including guaranteed minimums in employment agreements	16.0	14.3	0.4	0.4	0.9
Total	$199.3	$44.9	$137.4	$7.8	$9.2

As of March 31, 2008, we had $6.6 million of gross unrecognized tax benefits, inclusive of $1.8 million from the adoption of FIN 48. We cannot make a reasonably reliable estimate of the period of cash settlement for the liability for unrecognized tax benefits.  See Note 7, “Income Taxes,” to our Condensed Consolidated Financial Statements for further information regarding our income tax positions.

The previously disclosed performance bonds outstanding of $13.7 million expired unused during the nine months ended March 31, 2008.

Indemnification Agreements

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us.  Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2008, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 13, “Litigation,” to our Condensed Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of March 31, 2008, we were not aware of any obligations arising under these agreements that would require material payments.

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

Equity Price Risk

As of March 31, 2008, we had $115 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $313.7 million. Using a discounted cash flow model and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our convertible fixed rate debt by approximately $1.0 million, but would have no effect on our cash flows or future results of operations.  The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

Foreign Currency Risk

During the nine months ended March 31, 2008, we completed the acquisition of 100% of the outstanding stock of privately-held Systems in Progress, whose functional currency is the Euro.  Given that the acquisition of Systems in Progress is not material to our consolidated financial statements, there were no material changes in our foreign currency risk since June 30, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Unregistered Securities

None in the period covered.

Repurchases of Common Shares

The following table provides information relating to the Company’s purchases of its common shares for the third quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
January 1, 2008 – January 31, 2008	--	--	--	$40,018,458
February 1, 2008 – February 29, 2008	--	--	--	$40,018,458
March 1, 2008 – March 31, 2008	139,680	35.72	--	$35,029,088
Total	139,680	35.72	--	$35,029,088

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

10.1
IGT/WMS Patent Cross License Agreement, between WMS Gaming Inc. and International Game Technology, dated as February 14, 2008, incorporated by reference to our Current Report on Form 8-K, filed on February 21, 2008.  Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.

10.2	Advisory Agreement between Louis J. Nicastro and WMS Industries Inc., dated May 5, 2008.

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

WMS INDUSTRIES INC.

Dated: May 9, 2008	By: /s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: May 9, 2008	By: /s/ John P. McNicholas Jr.
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

10.1
IGT/WMS Patent Cross License Agreement, between WMS Gaming Inc. and International Game Technology, dated as February 14, 2008, incorporated by reference to our Current Report on Form 8-K, filed on February 21, 2008.  Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.

10.2	Advisory Agreement between Louis J. Nicastro and WMS Industries Inc., dated May 5, 2008.

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

    EXHIBIT 31
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Brian R. Gamache, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of WMS Industries Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 9, 2008

                                    /s/ Brian R. Gamache
                                    --------------------------------------------
                                    Brian R. Gamache
                                    Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Scott D. Schweinfurth, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of WMS Industries Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

May 9, 2008

                                   /s/ Scott D. Schweinfurth
                                    --------------------------------------------
                                    Scott D. Schweinfurth
                                    Chief Financial Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U. S. C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WMS Industries, Inc. (“the Company”) on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Brian R. Gamache, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brian R. Gamache
Brian R. Gamache
Chief Executive Officer
May 9, 2008

CERTIFICATION PURSUANT TO
18 U. S. C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of WMS Industries, Inc. (“the Company”) on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (“the Report”), I, Scott D. Schweinfurth, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Chief Financial Officer
May 9, 2008