Form 10-K
period 2008-06-30
WMS INDUSTRIES INC /DE/
filed 2008-08-28
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑        Accelerated filer ☐        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended December 31, 2007 was $1,844,033,822, based on the closing price of the common stock as reported on the New York Stock Exchange of $36.64 per share. For purposes of this calculation, it is assumed that directors and executive officers of the registrant are affiliates.

On August 26, 2008, the number of shares of common stock outstanding was 50,149,201 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement to be filed on or about October 27, 2008, with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.

CAUTIONARY NOTE

This Report contains forward-looking statements concerning our future business performance, strategy, outlook, plans, liquidity, pending regulatory matters and outcomes of contingencies including legal proceedings, among others. Forward-looking statements may be typically identified by such words as “may,” “will,” “should,” “expect,” “anticipate,” “seek,” “believe,” “estimate,” “plan” and “intend,” among others. These forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements are guaranteed. Factors that could cause our actual results to differ from our expectations include the risk factors set forth under Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other items in this Report. Forward-looking statements express the expectations only as of the date of this Report.

PART I

ITEM 1. BUSINESS

General

WMS Industries Inc. (“WMS” or the “Company”) is a global provider of gaming products to the legalized gaming industry. We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”). We either sell our products outright or place and lease gaming machines and VLTs to approved customers in legal gaming venues. We also derive revenue from the sale of parts, conversion kits, amusement-with-prize (“AWP”) gaming machines, equipment manufactured under original equipment manufacturing agreements (“OEM”), gaming related systems for smaller international casinos and from licensing our gaming themes (“games”) and other intellectual property to third parties. We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics, digital sound and engaging games, and most games incorporate secondary bonus rounds. Certain games are based on licensed, well-recognized brands such as MONOPOLY®, POWERBALL® and THE WIZARD OF OZ™ and all of our gaming machines utilize technologies and intellectual property licensed from third parties. In designing our games and gaming machines, our designers, engineers, artists and development personnel build upon our over 60 years of experience in designing and developing novel and entertaining products from jukeboxes and pinball games to video and arcade games and, now, gaming machines for the gaming industry.

Our primary manufacturing facility is located in the United States, with development or distribution offices in the United States, Argentina, Australia, China, Italy, South Africa, Spain, and the United Kingdom and, through our subsidiary, Orion Financement Company (“Orion Gaming”), we have a manufacturing, development and distribution office in the Netherlands. In fiscal 2008, we added a development and distribution office in Austria with our acquisition of Systems in Progress GmbH (“SiP”). We conduct our business through our subsidiaries, including WMS Gaming Inc. (“WMS Gaming”) and Orion Gaming, which market our products under the WMS, WMS Gaming and the Orion Gaming trademarks. Our fiscal year begins on July 1 and ends on June 30.

We have only one business segment. Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenue and cost of revenues information included in our Consolidated Statements of Income and cost of gaming operations equipment and related accumulated depreciation included in our Consolidated Balance Sheets). For information about our revenues, net income, assets, liabilities, stockholders equity and cash flows, see our Consolidated Financial Statements included in this Report and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. WMS succeeded to the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors and entered the gaming machine market beginning in the 1990’s. Our principal executive offices are located at 800 South Northpoint Blvd., Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our Internet website address is www.wms.com. Information contained on our website is not part of this Report. Through our Internet website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the information has been filed with or furnished to the SEC. We will also provide electronic or paper copies of these reports free of charge upon request to our principal office, Attention: Investor Relations. We filed our annual Chief Executive Officer certification dated January 8, 2008, with the New York Stock Exchange. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Company and Product Overview

We design, manufacture and distribute gaming machines and VLTs for customers in legalized gaming jurisdictions worldwide. Our products consist of innovative and differentiated video gaming machines, mechanical reel gaming machines and VLTs. We were one of the original developers and pioneers of video gaming machines in the U.S. market. We strive to develop highly entertaining games that incorporate engaging game play, themes, intellectual properties and advanced technologies, exciting winning combinations, advanced graphics, and digital music and sound effects.

Our games typically integrate secondary bonus rounds as additions to the primary game to create a game-within-a-game for more exciting and interactive play. If players attain certain winning combinations on the primary game, they move on to play a secondary game for a chance at additional bonuses without additional wagering. The player can win in both the primary game and the secondary game. In our secondary bonus games, the player has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters to obtain or reveal the bonus and in other games, the player is awarded free spins. Amusing, entertaining and familiar graphics and musical themes add to the player appeal of our games.

We generate revenue in two principal ways. First, we generate product sales revenues from the sale of new and used gaming machines and VLTs, conversion kits for existing gaming machines (including game and/or operating system conversions), parts, amusement-with-prize gaming machines, equipment manufactured under OEM agreements to casinos and other licensed gaming machine operators, and gaming related systems for smaller international casino operators. Second, we earn gaming operations revenues from leasing gaming machines and VLTs to casinos and other licensed gaming machine operators in legal gaming jurisdictions and we earn royalties from third parties, who maintain license agreements with us to use our game content and other intellectual property.

Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. Revenue information for the past three years includes (in millions):

	2008	2007	2006
Revenues:
Product sales	$421.2	$366.3	$302.5
Gaming operations	228.9	173.5	148.7

Total revenues	$650.1	$539.8	$451.2

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements for further information.

Product Sales

We offer the following products for sale:

➢

Video gaming machines. Our video gaming machines are primarily multi-line, multi-coin units that combine advanced graphics, digital music and sound effects, and secondary bonus games. In many of our products, the primary game features a video screen that simulates traditional mechanical reel action. In addition, we have developed games that have innovative variations on the movement and play action of the screen symbols, such as our Cascading Reels™ and Rotating Wilds® effects. In the bonus round, the video screen can display a variety of amusing, interactive themed content. Depending on the game, the player can wager hundreds of coins per play. We have a strong player following in this product segment since the successful introduction of our Reel ‘em In® game in 1997. With the introduction of new games and the significant expansion of our video game line since 1997, we undertook a new strategy in fiscal 2007 that focuses on segmenting our video for sale games into three categories: G+®, Classic and Innovation. Each product category has its own distinguishable player interface and game play features that communicate the game play experiences that each video game offers. We introduced 26 new WMS-branded video games for sale during fiscal 2008, compared to 28 new games in fiscal 2007. We presently have 107 WMS-branded games approved for our video product line.

➢

Mechanical reel gaming machines. Our product line of mechanical reel gaming machines was significantly expanded in fiscal 2006 and fiscal 2007 with the introduction of a series of five-reel and three-reel, multi-line, multi-coin gaming machines that are powered by the same CPU-NXT® operating system as our video gaming machines. Our mechanical reel products feature state-of-the-art lighting and sound elements that make our gaming machines stand out on a casino floor. We presently have 118 WMS-branded games approved for our mechanical reel product line, including our Hot Hot Super Jackpot® game introduced in fiscal 2006, which included the first bonus bet additional side bet feature on a five-reel mechanical gaming machine in the market. We introduced 29 new WMS-branded mechanical reel games for sale during fiscal 2008, compared to 21 new WMS-branded games in fiscal 2007.

➢	Video poker gaming machines. Our video poker product line currently consists of several games including 3 WAY-ACTION® and Reel ’em In Poker™.

➢

Parts sales, conversion kits, AWP, OEM, used games and gaming systems. We sell replacement parts and game conversion kits for our legacy, Bluebird® and Orion Gaming’s Twinstar™ gaming machines. We also sell CPU-NXT conversion kits, which enable casinos to upgrade legacy WMS gaming machines to obtain all the features and functionality of the CPU-NXT operating system for a lesser price compared to the purchase of a new Bluebird cabinet. In addition, we also sell used gaming machines that are acquired on a trade-in basis or that were previously placed on a participation basis. We expect that our revenues from these sources will increase in the future as our installed base of sold gaming machines continues to grow. We also sell AWP products in certain international markets, a product line that was acquired with the Orion Gaming acquisition, and we manufacture and sell legacy, Bluebird and Twinstar gaming cabinets in limited cases under OEM agreements to certain third parties. Lastly, with the acquisition of SiP in July 2007, we now sell gaming systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators.

A summary distribution of unit sales percentages by major category is as follows:

	Year Ended June 30,
	2008	2007	2006
Video gaming machines	46.6%	47.7%	49.4%
Mechanical reel gaming machines	19.9	16.4	8.0
Video poker gaming machines	0.1	0.3	0.9
Other product sales
Conversions	21.7	15.5	16.5
Used gaming machines	10.8	16.9	22.5
Other	0.9	3.2	2.7

Total	100.0%	100.0%	100.0%

Gaming Operations

Our gaming operations business includes the following:

➢

Participation games. This consists of WMS-owned gaming machines that we lease based upon any of the following rental calculation methods: (1) a percentage of the daily net win of the gaming machine, (2) a fixed daily fee for the gaming machine, or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. We are able to place these gaming machines on a participation basis because of the popularity of the brand name utilized in the game and/or the superior financial performance of the game, as participation games typically generate higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell. We have three categories for our participation games:

➢

Wide-Area Progressive (“WAP”) participation games. A WAP system electronically links gaming machines that are located across multiple casinos within a single gaming jurisdiction, or across Native American gaming jurisdictions. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-linked gaming machine. Our WAP games include titles under the MONOPOLY brand, CLINT EASTWOOD®-based games, the POWERBALL brand, the TOP GUN™ brand, THE WIZARD OF OZ brand and JOHN WAYNE® brand. Net win per gaming machine on WAP systems is generally higher than on local-area progressive (“LAP”) and non-linked stand-alone gaming machines on a casino floor. We often leverage WAP games by also using them on LAP or stand-alone participation gaming machines in those jurisdictions where we do not operate a WAP system. WAP participation games typically are leased where we earn revenue based on a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. WAP participation games generate the highest daily lease rate and gross profit contribution; however, the gross margin percentage is below the other two types of participation games because we are responsible for funding the WAP jackpot award, which we expense in our Consolidated Income Statements.

➢

Local-Area Progressive participation games. A LAP system electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino. Our LAP gaming machines feature our proprietary brands, Jackpot Party Progressive® and Life of Luxury®, as well as licensed brands such as GREEN ACRES™, THE DUKES OF HAZZARD™ and HAPPY DAYS™ (a game approved in the fourth quarter of fiscal 2008), and in those jurisdictions where we do not operate a WAP system, the POWERBALL brand. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to drive up the average bet on these products. Net win per gaming machine on LAP systems is generally higher than on non-linked stand-alone gaming machines on a casino floor, but lower than that of WAP games. LAP participation games are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee.

➢

Stand-alone participation games. We lease participation games on a non-linked basis, which we call stand-alone games. Our stand-alone games feature titles, among others, under the MONOPOLY and PRESS YOUR LUCK™ brands and, in those jurisdictions where we do not operate a WAP system, THE WIZARD OF OZ, TOP GUN and CLINT EASTWOOD based games. Our stand-alone gaming machines generally feature larger, more elaborate top boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell. Stand-alone participation games are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee.

The components of our installed base of participation games were as follows:

	Year Ended June 30,
	2008	2007	2006
WAP games at period end	1,820	1,507	1,864
LAP games at period end	2,134	2,333	1,495
Stand-alone games at period end	5,367	4,436	3,726

Total installed participation base at period end	9,321	8,276	7,085

Average participation installed base during the year	8,771	7,299	6,285

Other gaming operations revenues are derived from:

➢

Casino-owned daily fee games. This category consists of gaming machines where the casino purchases the base hardware of the gaming machine and leases the top-box and game from us at a lower fixed daily amount than if they were to lease the entire gaming machine. Casino-owned daily fee games typically feature a second LCD screen in the topbox that provides additional entertaining bonus experiences for the player. In the case of products offered as casino-owned daily fee games, we also give casinos the option to either lease the complete gaming machine, top box and game (in which case the unit is classified as a stand-alone participation game), or to purchase outright the base gaming machine, top box and game at a premium price (which is classified as product sales revenue).

➢

Video Lottery Terminals. Our VLTs include both video and mechanical reel gaming machines. They feature advanced graphics, digital sound effects and music and incorporate many of the same features from our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants. We do not include leased VLTs in our installed base of participation games. In certain jurisdictions, VLT operators can purchase outright our VLTs, in which case the purchases are classified as product sales revenues. In other jurisdictions, VLT operators lease our VLTs, in which case the lease payments are classified as other gaming operations revenues.

➢

Leased for-sale games. Some customers prefer to lease our standard gaming machines rather than to purchase them. In these cases, we lease the gaming machine, either for a fixed daily fee or a percentage of the net win of the gaming machine. Often, the customer is given the option to purchase the leased game. We do not include leased for-sale units in our installed base of participation games.

➢

Licensing. We derive revenue from licensing our games and intellectual property to third parties. Methods for determining the license or royalty revenue vary, but generally are based on a fixed amount for each licensed game purchased, placed or shipped in a period, or a fixed daily royalty amount for each game. We earn license or royalty revenues primarily from Multimedia Games Inc., Stargames Corporation Pty. Ltd. and Bally Technologies, Inc. Our agreement with Stargames Corporation Pty. Ltd. ended in January 2008 which commenced an agreed upon sell off period.

Acquisitions

In July 2006, for $30.1 million, we acquired 100% of the outstanding stock of privately held Orion Gaming, a Netherlands-based holding company that designs, manufactures and distributes casino-based gaming machines and OEM and AWP gaming machines. The acquisition expanded our international presence and game library, while adding a proven product development team focused on international opportunities. Orion Gaming operates as a separate subsidiary of WMS. The transaction was immaterial to our fiscal 2007 Consolidated Financial Statements.

In July 2007, we completed the acquisition of 100% of the outstanding stock of privately held SiP, an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. The total consideration for SiP, including acquisition costs, was $4.9 million. SiP’s former majority shareholder is our customer and $4.5 million of the total consideration resulted from extinguishing a receivable owed by that customer to us for the customer’s entire equity ownership in SiP. Two minority shareholders were paid equal value in cash and shares of our common stock that in total aggregated approximately $0.2 million. The final purchase price allocation resulted in $3.1 million of identifiable intangible assets and $1.8 million of goodwill. SiP operates as a separate subsidiary. The transaction was immaterial to our fiscal 2008 Consolidated Financial Statements and, therefore, pro forma financial information is not provided. See Note 7, “Intangible Assets” to our Consolidated Financial Statements.

We have an active business development group that coordinates our efforts to expand our product offerings and helps ensure we have access to intellectual properties and technologies needed for our business. While we have only closed on two acquisitions in the past three years, we have been very active in licensing and acquiring intellectual properties, technologies and brands from third parties, investing $19.5 million, $27.9 million and $15.9 million in fiscal 2008, 2007 and 2006, respectively.

Industry Overview

The gaming industry is a large and dynamic worldwide marketplace, and subject to extensive local jurisdictional regulations. Casino and other legal gaming operators continuously seek to increase revenue growth and profitability. The importance of gaming machine revenue to casino operators’ profitability has created demand for gaming machines that have the ability to generate superior net daily win. As a result, gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value and appeal of games and gaming machines, which drives the demand for the replacement of older games and gaming machines. The earnings performance of our products is the primary driver of customer demand.

Demand for our products is also driven by:

➢	Casino expansion and new casino openings;

➢	The replacement cycle;

➢	Opening of new gaming jurisdictions; and

➢	Our reputation, reliability and after sales service support.

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

➢

Video gaming machines that simulate a mechanical reel gaming machine on a video screen are predominantly multi-line, multi-coin gaming machines that offer multiple distinct pay lines and allow hundreds of coins to be wagered on a single play. This tends to increase the average wager per play.

➢

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

➢

Various forms of cashless gaming reduce casino operators’ costs and machine downtime as coins are no longer dispensed from the gaming machine when a casino patron wants to cash out. Instead, the gaming machine prints tickets or, through casino systems, banks the payout in an account for the casino patron. This technology has proven popular with both casino patrons and casino operators.

➢

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

We expect these four factors to continue to be significant elements that drive demand, along with the emphasis by casinos for the types of gaming products that deliver higher net win per gaming machine. As casino operators continue to utilize cashless gaming in their casinos, we expect that most of the gaming machines we sell or place in casinos will continue to support cashless gaming.

We believe that server-based gaming (“SBG”), as discussed in “Design, Research and Product Development” below, will be the next significant technology development in the gaming machine industry. Server-based gaming initiatives will require regulatory approval in gaming jurisdictions prior to any implementation. See “Government Regulation” below for additional information.

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

➢

Class II gaming includes bingo, electronic aids to bingo, and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by individual Native American tribes, with the National Indian Gaming Commission having concurrent jurisdiction.

➢

Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including gaming machines and is permissible only pursuant to either (1) a compact entered into between the tribe and the host state, where such compact has been approved by the Secretary of the Interior and published in the Federal Register; or (2) Class III Procedures issued by the Secretary of the Interior.

WMS currently serves the Class II and Class III markets, either directly or indirectly through third parties.

Business Strategy

In order to continue to grow, our business strategy is to increase our market penetration in major regulated gaming jurisdictions worldwide by developing entertaining products and providing outstanding service. This strategy includes the following elements:

Leveraging Our Product Development Expertise to Introduce Innovative New Games and Expand Our Product Offerings: We have over 60 years of experience developing fun, humorous and entertaining products in a variety of industries. During the past five years, we have enhanced our product development efforts by adding key management, design personnel and software engineers to our product development group. We renovated our facilities and organized our game development group into a studio team structure that continues to promote innovation while driving a more focused development approach. We place substantial emphasis on our Player Driven Innovation™ process that incorporates significant player feedback and market research into our development process in order to create game content and gaming experiences that appeal to casino patrons. We develop, acquire and license intellectual property and advanced technologies that we believe enable innovative and appealing games which, coupled with a focused product portfolio management plan, allow us to expand our offering of differentiated products to casino operators. We believe our product development capabilities, combined with the additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products, continue to expand our product offerings and increase our global market penetration.

Maximizing the Potential of Our Participation Games and Exclusive Licenses of Popular Brands: As the exclusive licensee of the MONOPOLY brand for use with gaming machines, we have converted a popular board game brand into a successful line of superior-earning gaming machines. We also have licensed additional brands, including THE WIZARD OF OZ, JOHN WAYNE, TOP GUN, and POWERBALL which we use to create several series of participation games utilizing these brands. By combining the name recognition of these brands with creative game content and design, we are able to lease these products to casinos and other licensed gaming machine operators as participation games, generating a high-margin recurring revenue stream for ourselves, as well as for the casinos. We continue to pursue new licensed brands based on the feedback from focus group testing of casino patrons.

Also in late fiscal 2007 we changed our focus from maximizing the participation installed base to maximizing the return on investment on our gaming operations assets. In fiscal 2008, for new game themes we limited the number of units installed in each casino and due to the popularity of the games, with a limited supply, the performance of the games remained high for a longer period. We have also removed participation gaming machines from lower performing casinos and placed them in higher performing casinos to enhance our return on investment.

Enhancing Our Technology Foundation: In fiscal 2007, we received the requisite regulatory approvals for a superior, upgraded version of our operating system software and gaming platform called CPU-NXT2 that supports added functionality, increased graphical and audio capabilities and speeds play for our Sensory Immersion and Transmissive Reel™ gaming series. We expect to use CPU-NXT2 for more games in fiscal 2009 and beyond and CPU-NXT2 will be the operating system in our Bluebird2 server-based gaming machines. Previously, in fiscal 2006, we migrated our mechanical reel product line onto the CPU-NXT operating system and in fiscal 2006 we also began using a common CPU-NXT operating system such that we can now simultaneously introduce new games globally. We continue to work to incorporate new technologies into our software and hardware platforms in anticipation of evolving customer preferences and future regulatory requirements.

During fiscal 2007, we also introduced three new gaming platforms that utilize our licensed and internally developed portfolio of intellectual property and technologies and during fiscal 2008 we introduced new games for each of these platforms along with combining the technologies of the Community Gaming® and Transmissive Reel platforms. We introduced a fourth new gaming platform and commercially launched it in July 2008: Adaptive Gaming®. These gaming platforms are as follows:

➢	Community Gaming: The first of the new platform categories was introduced in the September 2006 quarter with the MONOPOLY Big Event® game. Community Gaming is intended to build a table-game-like camaraderie amongst the players and consists of a bank of gaming machines linked to an overhead video screen that displays the bonus round. When the Big Event bonus triggers, a server that controls the overhead video screen enables all qualifying players on the bank to enter the bonus round and win together. MONOPOLY Big Event has been providing players with their first exposure to the excitement of a true communal gaming experience and we followed this up in fiscal 2008 with PRESS YOUR LUCK and Bigger Bang™ Big Event games. This new platform has been the primary driver of the growth in our installed footprint of stand-alone participation units and we had more than 2,300 Big Event units installed in our participation base in nearly 300 casinos globally at June 30, 2008.

➢

Sensory Immersion: The second gaming platform to debut was our Sensory Immersion platform with the TOP GUN game launched in March 2007 and we followed this up in fiscal 2008 with THE WIZARD OF OZ game launched in October 2007. This new platform utilizes our new CPU-NXT2 operating system with real-time, 3-D animation and BOSE® 3Space® audio system to offer a multi-sensory player experience. At June 30, 2008, our installed base of Sensory Immersion gaming machines was over 1,200 units. More importantly, the uniqueness of this platform coupled with its game mechanics is providing casino customers with high coin-in and net win, and was a significant contributor to our increased average daily revenue per unit in fiscal 2008.

➢

Transmissive Reels: This gaming platform was the third new technology platform launched in fiscal 2007. By overlaying video animation directly over mechanical reels, Transmissive Reels combines the appeal of mechanical reel gaming with the visually engaging interactive real-time, 3-D animation of video gaming machines. At June 30, 2008, we had more than 1,000 of these gaming machines installed.

➢

Adaptive Gaming: We conducted a field trial of our fourth new gaming platform in the third and fourth quarters of fiscal 2008 and launched this product in July 2008 with the STAR TREK™ game. With this new platform, a player can establish a unique user name and password to log into any game on this platform in any jurisdiction and the player’s game will start again where the player last ended the game. In addition, if the player completes all of the bonus rounds in the first episode of STAR TREK, the second episode is enabled for that player and when all of the bonus rounds in the second episode are completed, a third STAR TREK episode is enabled for that player.

Continuing Market Penetration of Innovative Bluebird Cabinets: We first commercialized our innovative Bluebird cabinet in the December 2003 quarter. Our Bluebird cabinet is used for our video gaming machines, mechanical reel gaming machines, video poker gaming machines and VLTs. With 80% of the internal components now interchangeable between upright and slant models, the Bluebird cabinet is easier and faster to service than our previous legacy cabinets. Bluebird cabinets incorporate features such as an ergonomic design, 19-inch digital, high-resolution flat screen monitors for the video version of the product that can display advanced graphics generated by our CPU-NXT operating system, simultaneous coin-in/coin-out and cashless capabilities, and sound systems by Bose Corporation (“BOSE”), including the BOSE FREE FIELD® directed audio system that reduces peripheral, distracting noises.

We have developed our new Bluebird2 gaming cabinet to support gaming as it exists today and in the server-based world, as it contains dual 22 inch LCD displays and a programmable button panel that can change with each new game. The Bluebird2 is SBG capable and supports all of the peripheral devices of the original Bluebird cabinet. The Bluebird2 also incorporates an improved BOSE premium sound system developed exclusively for our gaming machines. The new BOSE audio system is designed with innovative directional sound technology, allowing the player to experience lifelike sound reproduction similar to that of a live production. The Bluebird2 cabinet is slimmer than our Bluebird cabinet and requires less space on a casino floor, allowing casino operators to place more gaming machines in the same space. The Bluebird2 gaming cabinet uses our CPU-NXT2 operating system and we will offer customers the ability to upgrade their Bluebird gaming machines to be server-enabled through the purchase of upgrade kits. We expect to fully launch the Bluebird2 cabinet and upgrade kits in the December 2008 quarter.

Continuing Our Expansion into International Markets: We are authorized to conduct business in 125 international gaming jurisdictions. We anticipate our growth in international markets will exceed our growth in the North American market in fiscal 2009. We expect continued penetration of our video gaming machines and mechanical reel gaming machines into the international markets and further penetration with the launch of Bluebird2 and the Bluebird upgrade kits in the December 2008 quarter and from Orion Gaming’s Twinstar2 and N-Able™ operating system which launched in the June 2008 quarter. We have offices in Argentina, Austria, Australia, the Netherlands, Italy, China, South Africa, Spain and the United Kingdom. The Australia, the Netherlands and United Kingdom offices house internationally focused game development studios, while the Netherlands and United Kingdom also have distribution functions. Our subsidiary in the Netherlands, Orion Gaming, also has a production facility that manufactures the Twinstar product line that we believe will appeal to certain international customers.

In July 2007, we further expanded our international opportunities and revenue building base with the acquisition of Austrian-based SiP which extends our international presence, while also expanding our technology and our product offerings. SiP is focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. In fiscal 2008, we combined the existing capabilities of SiP with the new Twinstar2 cabinet from Orion Gaming to expand future international revenue opportunities.

In fiscal 2008 we continued to open new offices internationally and hired sales account executives in new geographic locations. This has increased the number of contacts with our customers resulting in additional demand for our products.

Driving Margin Improvements: Our gross margin and operating margins have shown continuing growth over the last three years. Total gross margin, exclusive of depreciation and distribution expense, was 59.4%, 56.5% and 53.3% for fiscal 2008, 2007 and 2006, respectively, while our operating margin was 16.1%, 13.7% and 10.9% for the same periods. We continue to implement lean sigma tools to further our process improvement initiatives and improve the flow of our business transactional processes. We also expect to benefit from raw material sourcing initiatives and from an expanded volume of business which should result in greater volume discounts from our suppliers and enable us to spread our overhead cost over a larger number of units thereby reducing cost per unit. We also expect to continue to generate operating leverage as our total operating costs are not expected to grow at the same percentage as revenues. By continuing to drive margin improvements, we believe we will be able to continue to increase net income and generate the necessary capital to fund the other elements of our business strategy.

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

Our Chicago research and development facility is a state-of-the-art technology campus that houses four game development studios, with additional game development studios in Las Vegas, London, Sydney and the Netherlands. Each studio works concurrently on multiple games and is staffed with producers, software developers, graphic artists, mathematicians and game developers. In some cases, we may outsource testing and graphic design functions to independent firms under contract to us.

During fiscal 2008, 2007 and 2006, we expensed $79.9 million, $58.1 million and $49.0 million, respectively, of design, research and product development costs. We expect amounts spent on research and development will continue to grow in the future. Amounts spent on specific customer research and development of new products were not significant in any year.

Server-Based Gaming

We believe that SBG will be the next significant technology development in the gaming machine industry. SBG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server in the casino data center. Once the gaming machines are on the server-based network, new applications, game functionality, and system-wide features can be enabled. SBG networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of product offerings. We have been introducing the foundational technologies and hardware for SBG to the market over the past two years and we will continue to implement this strategy in fiscal 2009 leading up to the launch of our WAGE-NET SBG system in fiscal 2010.

Our vision for SBG expands on the basic functionality of downloadable games, remote configuration of betting denominations and central determination of game outcomes and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe SBG will permit game play to be communal among many players. We also expect that with networked gaming machines that we will be able to offer system wide features and game functionality along with applications that add value to casino operators’ operations. We will continue SBG development, working with our competitors and customers to ensure the future is powered by an open, networked environment that uses industry standard communication protocols which will enable products from multiple suppliers to efficiently work together with limited investment in additional programming or interfaces.

Our path to the server-enabled marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of SBG systems. Fiscal 2007 was highlighted by the successful launch of Community Gaming, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of games, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform that will be the basis for our Bluebird2 server-enabled gaming machines. CPU-NXT2 drives our Transmissive Reels platform and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion platform. Further, we combined an interactive see-through LCD with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the server-based slot floor. We launched Adaptive Gaming, another key component to our server-based technology in July 2008. The commercial launch of the Bluebird2 cabinet, which is server ready, is expected to begin in the December 2008 quarter. At the G2E® trade show in November 2007 and the ICE trade show in January 2008, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 cabinets and CPU-NXT2 operating system with other manufacturers’ products and systems using the open access of the industry standard communication protocols developed by the Gaming Standards Association: G2S® and S2S®.

In February 2008, we received Gaming Laboratories International Inc. (“GLI”) approval for the first-point release of our WAGE-NET server-based system, incorporating GSA communication standards and basic server-based functionality, which was placed on a field trial at a popular tribal casino. In July 2008, we received similar approval from the Nevada regulators and began a field trial in a popular Las Vegas strip casino. While basic in functionality, this system represents the first step in the process to receive regulatory approval of the first commercial version of WAGE-NET. We are pleased with the feedback and results thus far, and we continue to expect approval of the first commercial version of the WAGE-NET system in fiscal 2010.

Licensed Brands and Technology

Some of our games are based on popular brands licensed from third parties, such as Hasbro Inc., CBS Studios Inc., Turner Entertainment Co. and Warner Bros. Consumer Products Inc. Typically, we are obligated to make minimum guaranteed royalty payments over the term of the license agreement and to make advanced payments against those commitments. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

We have a technology transfer agreement with Cyberscan Technology Inc. (d/b/a Cyberview Technology), under which we purchased versions of Cyberview’s server-based and downloadable gaming system and related technologies. Cyberview designs and develops SBG download and gaming systems and related player stations and equipment. In addition, Cyberview has granted us a non-exclusive, perpetual, irrevocable, worldwide license to its technology patent portfolio related to SBG and rights to share in a portion of any value Cyberview receives for this patent portfolio. Cyberview Technology was acquired by IGT in July 2008 and in connection therewith we received a payment of $2.2 million from Cyberview which was based on the value ascribed by Cyberview to the patent portfolio.

Several of our competitors have pooled their intellectual property patents that provide cashless gaming capabilities, specifically ticket-in ticket-out technology. Using this technology, when casino patrons cash out from a gaming machine they receive a printed ticket instead of coins. We have a non-exclusive, royalty-bearing license for certain patents related to this technology with IGT through the expiration date of the relevant patents and pass through the license fee to our customers.

The current operating system for our gaming machines, CPU-NXT, was developed by Sierra Design Group, which is now a wholly owned subsidiary of our competitor, Bally Technologies, Inc. We have a perpetual license to use this technology and have no continuing payment obligation for this license. Our CPU-NXT2 operating system was developed internally and is based on CPU-NXT.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with IGT. This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and server-based gaming infrastructures.

Sales and Marketing

We are authorized to sell or lease our gaming machines to casinos in 187 tribal jurisdictions, 32 state jurisdictions, and 125 other gaming jurisdictions worldwide. See “Government Regulation — General” below. In most gaming jurisdictions, we sell our gaming machines directly, rather than through the use of distributors, which we believe allows us to provide superior customer service and enhances profitability.

From our introduction of the Bluebird cabinet and CPU-NXT in September 2003 through June 30, 2008, we have issued sales orders or executed agreements to sell over 137,000 Bluebird video gaming machines or CPU-NXT upgrade kits. Of the over 137,000 units for which we have issued sales orders or executed agreements, almost 128,000 of them were installed by June 30, 2008. Of the remaining units, approximately 9,000 are Bluebird units and over 600 are CPU-NXT upgrade kits. We expect to deliver the balance of these units over the next four quarters.

We sell and lease our gaming machines through 31 salespeople in offices in several United States locations, and 15 salespeople in our international locations. Our salespeople earn a salary and commissions.

The sale of gaming machines takes place throughout our fiscal year and the order sizes typically range from a small quantity of units to over 1,000 units. We conduct one-on-one meetings with our customers to demonstrate our products at their locations, host customers at private demonstrations in our offices and at other locations, and participate in various trade shows domestically and internationally each year. In certain cases, we participate in responding to competitive requests for proposals from private and public entities who are seeking to purchase gaming machines. We advertise in trade and consumer publications that appeal to casino operators, their employees and casino patrons. Usually, with the launch of a featured product or product category, we will design web-based learning experiences for both internal groups and external customers. We use thematic and interactive web-based micro sites as a means to educate our customers and players about our products, and allow them to learn and explore different aspects of our products at their convenience, while also providing instant win and sweepstakes prizes.

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

In response to rapidly changing slot technology and the need for casinos to have vendor-neutral, consistent, and easily accessible training specifically targeted to slot floor personnel, we launched Slot Machine University® (“SMU”) in fiscal 2007. SMU is an interactive, online training and certification program (www.slotmachineuniversity.com) applicable for professionals working in all facets of slot technology, and is the first of its kind to meet the strict requirements for the International Association for Continuing Education and Training accreditation. SMU offers a universal learning solution that helps individuals working in slot technology to support and maintain the wide variety of gaming machines and networked systems used in the gaming industry. Course topics encompass basic slot functionality appropriate for beginning technicians to advanced networking skills required for the future SBG environment. As we continue to grow our business internationally, we intend to translate SMU into various languages to support our customers. Courses are offered on a subscription basis and we believe this service demonstrates our commitment to listen and respond to our customers’ evolving needs.

For international markets, we have translated our most popular games into Spanish, Portuguese, French, Italian and Mandarin Chinese. No single country outside of the United States accounted for 10% or more of our revenues in fiscal 2008, 2007 or 2006. Revenues derived from customers outside of the United States accounted for approximately $156 million, $135 million and $95 million for fiscal 2008, 2007 and 2006, respectively. Geographic revenue information is determined by country of destination. Substantially all international sales are made in United States dollars. Revenue from participation games has been primarily limited to North America, and we expect this trend to continue. See Note 15, “Information on Geographic Areas,” to our Consolidated Financial Statements for further information on international sales.

We generally offer customers payment terms of 30 to 90 days from the date of invoice. In certain circumstances, we may offer extended payment terms typically for one year but in limited cases up to three years, in which case we usually charge interest to the customer. No single customer accounted for 10% or more of our revenues in fiscal 2008, 2007 or 2006.

Competition

The gaming machine market is highly competitive and is characterized by the continuous introduction of new games and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

➢	develop and offer games and gaming machines with higher earnings performance than the games and gaming machines from our competitors;

➢	create an expanding and constantly refreshed portfolio of games;

➢	identify and develop or obtain rights to commercially marketable intellectual properties; and

➢	adapt our products for use with new technologies.

In addition, successful competition in this market is based upon:

➢	engineering innovation and reliability;

➢	mechanical and electronic reliability;

➢	brand recognition;

➢	effective marketing and customer support; and

➢	competitive prices and lease terms.

We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that Aristocrat Leisure Limited, Bally Technologies, Inc., IGT, Konami Co. Ltd., Lottomatica’s G-Tech Holdings, Atronic Casino Technology and Speilo Manufacturing Inc. subsidiaries, Multimedia Games, Inc., Novomatic Group of Companies and WMS have a majority of this worldwide market. In the categories of video and mechanical reel gaming machines, we compete with market leader IGT, as well as Aristocrat Leisure Limited, Lottomatica’s Atronic Casino Technology subsidiary, Bally Technologies, Inc., Franco Gaming Ltd., Konami Co. Ltd., Multimedia Games, Inc., the Novomatic Group of Companies, and Unidesa Gaming and Systems. In the VLT category, we compete primarily with Bally Technologies, Inc., IGT, Lottomatica’s G-Tech Holdings and Speilo subsidiaries and Scientific Games Corp.

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

Manufacturing

Other than our Orion Gaming products, we manufacture all of our gaming machines at our facility in Waukegan, Illinois. We are continuously reconfiguring our assembly lines in order to lower our manufacturing lead times, eliminate wasteful activities, improve productivity, and effectively increase our practical capacity. We completed an expansion of our Waukegan facility in July 2007 to a total of 350,000 square feet in order to relocate warehousing and distribution activities that were maintained at outside-leased facilities under one roof, which we believe will improve production efficiencies. With our July 2006 acquisition of Orion Gaming, we added a manufacturing facility in the Netherlands. In fiscal 2006, we began refurbishing used gaming machines at our Las Vegas facility.

Manufacturing commitments are generally based on sales orders from customers. However, due to uneven order flow from customers, component parts common to all gaming machines are purchased and assembled into a partial product that are inventoried in order to be able to quickly fill final customer orders. Our manufacturing processes generally consist of assembling component parts into a complete gaming machine. We generally warranty our gaming machines sold in the U.S. for a period of 90 days, while we generally warranty our gaming machines sold internationally for a period of 180 days to one year. Warranty costs have not been significant.

The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate and we have few sole sourced parts.

We continue to implement cost savings and efficiency initiatives and focus on best practices, in order to improve the efficiency of our manufacturing processes and reduce time to fulfill orders. We continue to make improvements in sourcing and supply management, in inventory and warehouse management, and other manufacturing processes. We are implementing a new sales operations strategy in an effort to produce gaming machines more ratably throughout the quarter, with the goal of significantly reducing or eliminating quarter-end compression in manufacturing. We also have ongoing manufacturing initiatives, such as enhanced strategic sourcing and supplier management, value engineering the products and designing products for both ease of manufacturability and installation, that we expect will help improve gross margins in future quarters.

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

Patent, Trademark, Licenses, Copyright and Product Protection

Each game, gaming machine and associated equipment embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in the aggregate. During fiscal 2008, 2007 and 2006, we utilized technology licensed from two separate third parties in more than 90% of the products we sold or leased. In addition, intellectual property from another licensor was utilized in leased units which generated over 10% of our total revenues. We seek to protect our investment in research and development and the unique and distinctive features of our products and services by maintaining and enforcing our intellectual property rights.

We have obtained patent protection covering many of our products. We applied for approximately 125 original patents during fiscal 2008 and currently have more than 1,000 patents pending. We generally seek to obtain trademark protection in the U.S. for the names or symbols under which we market and license our products. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual property licensed from third parties. We file for patent rights and trademark protection internationally in approximately 15 key countries, based upon the nature of the patent or trademark, the laws of the given country and our anticipated product placements in that country.

Brand Licenses

We believe that our use of brand name intellectual property contributes to the appeal and success of our products, and that our future ability to obtain and develop new brand names is important to our continued success. Therefore, we continue to invest in the market positioning of WMS and the awareness and recognition of WMS and our other brand names, in developing new proprietary brand names and in obtaining licenses to additional brand name intellectual property rights.

We have a long-term agreement with Hasbro, Inc. for the use of their MONOPOLY brand through calendar year 2011. We continue to devote significant development efforts to MONOPOLY-branded products and intend to keep doing so in the coming years. We currently have approvals for 58 MONOPOLY-branded games, including 14 MONOPOLY WAP themes. In fiscal 2008, 2007 and 2006, we added three, eight and four MONOPOLY games to our participation game portfolio, respectively.

We also license A FISTFUL OF DOLLARS®, BRONCO BILLY® and DIRTY HARRY®, featuring Clint Eastwood. Other licensed brands we use in our products include: an exclusive agreement to develop, market and distribute games using the lottery brand POWERBALL that we developed principally as a WAP game; MEN IN BLACK; JOHN WAYNE; HAPPY DAYS; STAR TREK; THE WIZARD OF OZ; GREEN ACRES; TOP GUN; and THE DUKES OF HAZZARD.

Government Regulation

General

We sell our games and gaming machines in legal gaming jurisdictions worldwide. The manufacture and distribution of gaming equipment and related software is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies.

We believe we hold all of the licenses and permits necessary to conduct our business. In all, we are authorized to sell or lease our gaming machines to casinos in 344 jurisdictions worldwide, including 125 international gaming jurisdictions.

WMS and our key personnel have obtained or applied for all approvals necessary to maintain compliance with these regulatory agency requirements. The regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits, or findings of suitability for the company, individual officers, directors, major stockholders and key employees, and documentation of qualification. We must satisfy all conditions for each gaming license or permit. Our gaming equipment also must be approved either by a gaming agency lab or a private lab authorized by the gaming authority.

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

Since the gaming law requirements of many jurisdictions are similar, we are not including descriptions of all jurisdictions due to the number of jurisdictions to which we are subject. Following are the specifics of the gaming law requirements as a representative example of the gaming regulation to which we are subject.

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

If an institutional investor holds more than 10%, but not more than 15%, of our voting securities, that investor may apply to the Nevada gaming authorities for a waiver of the finding of suitability if it holds the voting securities for investment purposes only. Under certain circumstances, an institutional investor may be able to hold up to 19% for a limited period of time. To qualify for this waiver, the institutional investor must have acquired the voting securities in the ordinary course of business. In addition, the institutional investor may not hold the securities for the purpose of causing (1) the election of a majority of the members of our board of directors, (2) a change in our corporate charter, bylaws, management, policies or operations, or those of any of our gaming affiliates, or (3) any other action which the Nevada gaming authorities would find inconsistent with holding our voting securities for investment purposes only.

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

International Regulation

Many foreign jurisdictions permit the importation, sale and/or operation of gaming equipment in casino and non-casino environments. Where importation is permitted, some countries prohibit or restrict the payout feature of the traditional gaming machine or limit the operation of gaming machines to a controlled number of casinos or casino-like locations. Each gaming machine must comply with the individual jurisdiction’s regulations. Some jurisdictions require the licensing of gaming machine operators and manufacturers. We manufacture and supply gaming equipment, as well as license our games and intellectual property to customers in various international markets worldwide. We have the required licenses to manufacture and distribute our products in the foreign jurisdictions in which we do business.

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

Employees

As of June 30, 2008, we employed 1,531 persons, including 132 that are internationally based. Approximately 280 of our domestic employees are represented by the International Brotherhood of Electrical Workers (the “IBEW”). Our collective bargaining agreement with the IBEW relates to our Waukegan, Illinois manufacturing facility and expires on June 30, 2011. We believe that our relations with our employees are satisfactory.

ITEM 1A. RISK FACTORS

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Gaming licenses, regulatory approvals and gaming legislation impact the ability to operate our business and sell and lease our products:

➢

The manufacture and distribution of gaming machines is subject to extensive federal, state, local and foreign regulations and taxes. Most of the jurisdictions in which we operate require licenses, permits, documentation of qualification, including evidence of financial stability, and other forms of approval of our company and our officers, directors, major security holders and key personnel, along with our products. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. We cannot assure you that we will be able to obtain or maintain all necessary registrations, licenses, permits or approvals, that the licensing process will not result in delays or adversely affect our operations and our ability to maintain key personnel, or that complying with these regulations will not increase our costs.

➢

The gaming authorities in some jurisdictions may investigate companies or individuals who have a material relationship with us or our security holders to determine whether the selected individual or security holder is acceptable to those gaming authorities. While any such investigated company, individual or security holder must pay the costs of the investigation, such an investigation may be time consuming and distracting to our operations. Failure of companies, individuals or security holders to cooperate with any such investigation could negatively impact our ability to obtain or maintain our licenses.

➢

Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game and gaming machines, hardware or software will be approved in any jurisdiction. Our SBG technology will require regulatory approval in gaming jurisdictions prior to any shipment or implementation and we cannot assure you that we will receive the approvals.

➢

To expand into new jurisdictions, we may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major security holders, key personnel or business partners. If we fail to seek, do not receive or receive a revocation of a license in a particular jurisdiction for our games and gaming machines, hardware or software, we cannot sell or place on a participation or leased basis our products in that jurisdiction.

➢

Delays in, amendments to or repeals of legislation approving gaming or the expansion of gaming in jurisdictions in which we operate or plan to commence operations, may adversely affect our operations. Delays in approvals of our customers’ operations or expansions of their operations may adversely affect our operations.

➢

Some jurisdictions require gaming manufacturers to obtain government approval before engaging in certain transactions, such as business combinations, reorganizations, borrowings, stock offerings and share repurchases. Obtaining such pre-approvals can be time consuming and costly. We cannot assure you that we will be able to obtain or maintain all necessary approvals or that the approval process will not result in delays or changes to our business plans.

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

➢

The success of a newly introduced technology, such as SBG, is dependent on our casino customers’ acceptance of a dynamic change in the way they manage their casino floors. While we have designed WAGE-NET to support our customers’ existing investment in our Bluebird products, such acceptance may nevertheless only build gradually over time. Delays in acceptance by our customers of new technologies may adversely affect our operations.

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

➢

Our success also depends on continually developing and successfully marketing new games and gaming machines with strong and sustained player appeal. A new game or gaming machine will be accepted by casino operators only if we can show that it is likely to produce more revenue and net win to the casino operator than our competitors’ products. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the gaming machines purchased by the casinos. Additionally, we are at risk that customers may cancel orders for products that are not performing to expectations at other casinos. If a new product does not achieve significant market acceptance, we may not recover our development, regulatory approval and promotion costs.

➢

Participation gaming machines are replaced on short notice by casino operators if the gaming machines do not meet and sustain revenue and profitability expectations. Therefore, these gaming machines are particularly susceptible to pressure from competitors, declining popularity, changes in economic conditions and increased taxation and are at risk of replacement by the casinos, which would end our recurring revenues from these gaming machines until they can be placed with another customer or repurposed.

➢

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines. Our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines may give rise to claims for lost revenues and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of our gaming licenses, or disciplinary action. Additionally, in the event of such issues with our gaming machines, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay our other projects.

We are dependent on our intellectual property and trade secrets:

➢

Our competitors have been granted patents covering, among other items, numerous gaming machine features, bonusing techniques and related technologies. If our products use processes or other subject matter that is claimed under our competitors patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, in order to continue to develop, manufacture or market our products. We might also be found liable for treble damage claims relating to past use of the patented subject matter if the infringement is found to be willful.

➢

Substantially all of our gaming machines utilize trademarks and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain, retain and/or expand licenses for popular intellectual properties in a competitive market. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the games or gaming machines that use the licensed technology or bear the licensed marks.

➢

Our success may depend in part on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary technologies, intellectual property and other game innovations. We cannot assure you that we will be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, that any trademark, copyright or issued patent will provide competitive advantages for us or that our intellectual properties will not be successfully challenged or circumvented by competitors.

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

➢

We have entered into multiple agreements to license intellectual property and technologies that, as of June 30, 2008, had a net book value of $67.1 million and total potential future commitment of $21.0 million, including contingent payments. In the June 2008 quarter we recorded a $3.7 million write down to net realizable value for a licensed technology. If we determine that we may not realize the value of any of the intellectual property or technology net assets or commitments, we would record an immediate charge against earnings up to the full amount of these net assets or commitments that are recorded on our Consolidated Balance Sheet in the period in which such determination is made. See Note 7, “Intangible Assets” to our Consolidated Financial Statements for further information on the amount of intellectual property and technologies recorded on our Consolidated Balance Sheets and Note 13, “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements for further information on total potential future commitments.

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

Our business is subject to other economic, political, market, and financial risks:

➢

We face risks associated with an economic downturn and the impact that the rising price of oil and gasoline has on people’s disposable income. Casino operators may reduce capital spending on new gaming machines and may reduce the number of participation gaming machines on their floors which would reduce our revenues and earnings. In addition, lower play levels on our participation gaming machines would reduce our revenues and profits as our lease payments are typically based on a percentage of coin-in or net win of the gaming machines. We cannot predict the impact that the economy will have on our revenues and profits.

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

➢

In an economic downturn, casinos and other gaming machine operators may experience lower revenues and profitability and may delay payments to us to conserve cash which would impact our cash flow. In addition, more of our customers may request financing from us increasing our credit risk. Furthermore, casinos and other gaming machine operators may seek protection from creditors by filing for bankruptcy protection and if the economy does not improve in fiscal 2009 such filings could increase.

➢

Our gross margins are impacted by increases to our costs of products sold including higher material costs due to the fluctuating commodities markets, higher labor costs and increased freight charges reflecting escalating gas prices.

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

➢

Compliance with applicable environmental, health and safety laws and regulations, including new regulations requiring higher standards, may increase our costs, limit our ability to utilize our current supply chain and force design changes to our products. These changes could reduce the net realizable value of our inventory, which would result in an immediate charge to our Consolidated Income Statements. Non-compliance could negatively impact our operations and financial position as a result of fines, penalties, and the cost of mandated remediation or delays to our manufacturing.

➢

Customer financing is becoming an increasingly prevalent component of the sales process and therefore increases business risk of non-payment, especially in emerging markets. These customer financing arrangements also delay our receipt of cash and can negatively impact our ability to enforce our rights upon default if the customer is from a foreign country.

➢

In certain sales of new gaming machines and placement of participation gaming machines we have offered free gaming machines and/or free conversions, while at the same time we continue to charge our customers for gaming machines and conversions, including CPU-NXT upgrade kits. We cannot be sure that competitive pressure will not cause us to increase the number of free gaming machines and conversions we offer to our customers, which would decrease the revenue we expect to receive and reduce our gross profit.

➢

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

➢

Our credit facility contains financial covenants which may restrict our ability to, among other things, make certain levels of capital expenditures; incur additional debt; incur liens; change the nature of our business; merge with or acquire other companies, liquidate or dissolve; limit share repurchases; and sell, transfer, lease or dispose of all or substantially all of our assets.

We are dependent on the success and growth of our customers.

➢

Our success depends on our customers buying our gaming machines to expand their existing operations, replace existing gaming machines, or equip a new casino. Customers building new facilities generally finance construction costs by raising money publicly or by borrowings. If credit markets tighten, new casino projects may be delayed, as occurred at fiscal 2008. Additionally, to the extent the our customers allocate capital to expenditures other than gaming machines, such as hotel furnishings, restaurants and other non-gaming improvements, or generally reduce capital expenditures, our business could be negatively impacted. Any further slow down in the replacement cycle or delays in expansions or new openings may negatively impact our operations.

➢

Casino operators in the gaming industry are undergoing a period of consolidation. The result of this trend is that a smaller number of companies control a larger percentage of our current and potential customer base. Because a significant portion of our sales come from repeat customers, to the extent one of our customers is sold to or merges with an entity that utilizes more of one of our competitors’ products and services, or that reduces spending on our products, our business could be negatively impacted.

We are dependent on our employees.

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

The existence of our preferred stock could adversely affect the market price of our common stock.

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

Sumner Redstone owns or controls approximately 8% of our outstanding common stock, and may dispose of all or a portion of his remaining stock ownership at any time, which could cause our stock price to decrease.

➢

Sumner Redstone beneficially owns 3,997,555 shares, or approximately 8%, of our outstanding common stock, as reported in amendment No. 55 to a Form 13D filed with the SEC in July 2008. Mr. Redstone could sell any or all of his shares at any time on the open market or to a person who wishes to acquire control of us. Such a sale may require prior regulatory approval. We cannot assure you that any such person would agree with our strategy and business goals described in this Report. Sales by Mr. Redstone of a large number of shares would likely have an adverse effect on the market price of our common stock. In August 2005, we executed a five-year extension through August 2010 of a voting trust agreement, which governs the voting rights of all shares of our common stock beneficially owned by Mr. Redstone. Mr. Brian R. Gamache, our Chairman and Chief Executive Officer, acts as the proxy holder under the voting trust agreement with Mr. Redstone.

Risks that impact our customers may impact us if fewer players visit our customers’ facilities, if such players have less disposable income to spend at our customers’ facilities or if our customers are unable to devote resources to purchasing and leasing our products including:

➢	Global geopolitical events such as terrorist attacks and other acts of war or hostility.

➢	Natural disasters such as major fires, floods, hurricanes and earthquakes.

➢	Adverse economic and market conditions in gaming markets, including recession, economic slowdown, adverse credit markets, higher interest rates, higher airfares and higher energy and gasoline prices.

➢	Concerns about contagious illnesses or other influenza.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Manufacturing Facility & Corporate Headquarters

Our manufacturing facility and corporate headquarters is located in Waukegan, Illinois, a suburb of Chicago, where we own a facility of more than 350,000 square feet to house our manufacturing and corporate administrative personnel and it also includes warehouse space. This facility was built in 1995 and expanded and improved in both 1998 and 2007. The expansion enabled us to bring under one roof raw materials and finished goods that had previously been stored at separate third-party warehouses. The fiscal 2007 expansion of our Waukegan facility ensures that it will be adequate in capacity and condition to satisfy our expected future growth requirements.

Chicago Technology Campus

Our engineering and game development headquarters is located in Chicago, Illinois, where we own a facility of more than 129,000 square feet that houses our Chicago engineering and game development personnel. Our Chicago facility has been renovated into a research and development center to accommodate the growth of our engineering and game development staff. This facility supports engineering and game development for all North American markets and certain international markets. We own a parcel of land and a building in Chicago down the street from our technology campus which we are renovating for use in early fiscal 2009. In fiscal 2008 we purchased an additional parcel of land and building down the street from our Chicago technology campus for further expansion and have assumed a lease and given notice to purchase the related land and building for another parcel in the same area for future expansion.

Bergen op Zoom, the Netherlands

With our July 2006 acquisition of Orion Gaming, we own a 91,500 square-foot manufacturing, development and distribution facility in Bergen op Zoom, the Netherlands.

Leased Facilities

In addition to the facilities described above, we maintain leased space in major gaming jurisdictions worldwide including:

North America	Europe and South Africa	Asia Pacific / Latin America

Egg Harbor, New Jersey

Chicago, Illinois

Dover, Delaware

Golden, Colorado

Gulfport, Mississippi

Kansas City, Missouri

Las Vegas, Nevada

Plantation, Florida

Reno, Nevada

Toronto, Ontario, Canada

Robinsonville, Mississippi

	Aosta, Italy Barcelona, Spain Graz, Austria Guateng, South Africa Uxbridge, England	Buenos Aires, Argentina Macau, China Sydney, Australia

ITEM 3. LEGAL PROCEEDINGS

On October 2, 2003, La Societe de Loteries du Quebec (“Loto-Quebec”) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (“VLC”) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. In July 2008 we entered into a settlement agreement with Loto-Quebec under which Loto-Quebec agreed to suspend the action in warranty against us in exchange for our agreement to continue cooperating with the defense of the class action lawsuit against Loto-Quebec and, in the event of an adverse outcome in such lawsuit against Loto-Quebec, to arbitration of any warranty claim by Loto-Quebec. The settlement agreement reserves all of WMS’ defenses against Loto-Quebec.

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Spielo Manufacturing Inc., another manufacturer of VLTs, voluntarily intervened to support Loto-Quebec’s position. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class, which is currently undetermined, but potentially comprising more than 119,000 members, is requesting damages totaling almost $700 million Canadian dollars, plus interest. The trial is set to begin in September 2008. It is too early to assess the outcome of these actions and to determine whether any further claim will be pursued by Loto-Quebec under the terms of our settlement agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following marks: 3 WAY ACTION is a trademark of Yehia Awada; 3SPACE, BOSE and FREE FIELD are trademarks of Bose Corporation; A FISTFUL OF DOLLARS is a trademark of Metro-Goldwyn-Mayer Studios Inc.; BRONCO BILLY and DIRTY HARRY are trademarks of Warner Bros. Consumer Products Inc.; CLINT EASTWOOD is a registered trademark of Clint Eastwood; G2E is a trademark of Reed Elsevier Inc. and the American Gaming Association; GS2 and S2S are trademarks of the Gaming Standards Association; GREEN ACRES is a trademark of

Orion Pictures Corporation; HAPPY DAYS and STAR TREK are trademarks of CBS Studios Inc.; JOHN WAYNE is a trademark of Wayne Enterprises, L.P.; MATCH GAME, PASSWORD and PRESS YOUR LUCK are trademarks of FremantleMedia Operations BV; MEN IN BLACK is a trademark of Columbia Pictures Industries, Inc; MONOPOLY is a trademark of Hasbro, Inc; POWERBALL is a trademark of the Multi-State Lottery Association; SUPERMARKET SWEEP is a trademark of Al Howard Productions, Inc; THE DUKES OF HAZZARD is a trademark of Warner Bros. Entertainment Inc.; THE WIZARD OF OZ is a trademark of Turner Entertainment Co.; TOP GUN is a trademark of Paramount Pictures Corporation; YOU BET YOUR LIFE is a trademark of National Broadcasting Co., Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.50, trades publicly on the New York Stock Exchange under the symbol “WMS.” On August 26, 2008, there were approximately 642 holders of record of our common stock. On May 7, 2007, our Board of Directors authorized a three-for-two stock split of our common stock, effected in the form of a stock dividend. All stockholders received one additional share for every two shares of our common stock owned as of the close of business on the record date of May 29, 2007. The additional 16,624,363 shares of $0.50 par value common stock were issued on June 14, 2007 and recorded as a reduction to retained earnings in the amount of $8.3 million. Our common stock began trading on the split-adjusted basis on June 15, 2007. Earnings per share, stock prices and all other common share data presented have been retroactively adjusted, as appropriate, to reflect the effect of this stock split.

The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

	High	Low
Fiscal Year Ended June 30, 2008
First Quarter	$33.10	$24.61
Second Quarter	37.14	30.89
Third Quarter	40.78	31.66
Fourth Quarter	38.74	29.45
Fiscal Year Ended June 30, 2007
First Quarter	$20.21	$16.40
Second Quarter	24.92	19.35
Third Quarter	27.51	23.41
Fourth Quarter	31.20	25.73

Dividend Policy

Except for cash paid in lieu of fractional shares in connection with our fiscal 2007 stock split, no cash dividends were declared or paid on our common stock during fiscal 2008 or 2007. Our ability to pay future cash dividends will depend upon, among other things, our earnings, anticipated expansion, capital requirements and financial condition. We do not expect to pay cash dividends in the foreseeable future.

We have agreed to make additional payments of interest on our convertible subordinated notes if we declare a cash dividend on our common stock. The amount of the additional payments will be equal to the cash dividends that would be payable to the holders of the notes if the holders had converted their notes into shares of our common stock on the record date for the dividend. However, no such payment need be made if the dividend that would otherwise trigger the payment causes an adjustment to the note conversion rate. As a result of the three-for-two stock split discussed above, the note conversion rate was adjusted proportionately.

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or repurchase or otherwise acquire shares of our common stock. At June 30, 2008, approximately $103.4 million was available for such purposes under the most restrictive of these covenants.

Issuance of Unregistered Securities

In July 2007, we issued 4,157 shares of our common stock (the “Shares”) in connection with our acquisition of privately held SiP. The Shares were issued as partial consideration to two of SiP’s stockholders for their equity interest in SiP in connection with our acquisition of 100% of the outstanding equity interests in SiP. The Shares were valued at $0.1 million, based on the average closing price of our common stock on the New York Stock Exchange for the 30 business days that ended two days prior to the date of the acquisition. The Shares issued to the SiP stockholders under the purchase agreement were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Regulation S promulgated under the Securities Act as an offer and sale of securities occurring outside the United States, and by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a transaction with an accredited investor not involving a public offering. Each of the two SiP stockholders represented that, on the date of issuance, he was located outside the United States and that he was acquiring our common stock for his own account. Each of the SiP stockholders further represented to us that his intention was to acquire the securities for investment only and not with a view to resell or distribute the securities. The SiP stockholders have agreed to transfer restrictions with respect to the Shares issued under the purchase agreement.

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the fourth quarter of fiscal 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
April 1, 2008 – April 30, 2008	—	$—	—	$35,029,088
May 1, 2008 – May 31, 2008	154,010	34.88	154,010	$29,657,219
June 1, 2008 – June 30, 2008	609,180	32.16	609,180	$10,065,990

Total	763,190	$32.75	763,190	$10,065,990

(1)

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of August 26, 2008, we have a total open authorization of approximately $107 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the fiscal year ended June 30, 2008, we purchased 1,208,971 shares for approximately $40 million at an average cost of $33.08 per share.

ITEM 6. SELECTED FINANCIAL DATA

The data as of June 30, 2008 and 2007 and for the years ended June 30, 2008, 2007 and 2006 are derived from our audited Consolidated Financial Statements and related Notes that are included elsewhere in this Report. The data as of June 30, 2006, 2005 and 2004 and for the years ended June 30, 2005 and 2004 are derived from our audited Consolidated Financial Statements and related Notes that are included in other reports filed with the Securities and Exchange Commission. See Note 1, “Business Overview – Common Stock Split” to our Consolidated Financial Statements. Earnings per share, stock prices and all other common share data presented have been retroactively adjusted, as appropriate, to reflect the effect of our May 2007 stock split.

The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
	(in millions, except per share amounts)
Statement of Operations Data:
Revenues	$650.1	$539.8	$451.2	$388.4	$230.2
Operating income (loss)	104.4	74.2	49.0	30.7	(1.8)
Income (loss) before income taxes	105.6	71.7	49.2	30.3	(3.0)
Provision (benefit) for income taxes	38.1	22.8	15.9	9.1	(2.1)
Net income (loss)(1)(2)(3)(4)	$67.5	$48.9	$33.3	$21.2	$(0.9)
Earnings (loss) per share:
Basic	$1.34	$1.01	$0.71	$0.46	$(0.02)
Diluted	$1.15	$0.86	$0.63	$0.41	$(0.02)
Weighted-average common shares:
Basic common stock outstanding	50.2	48.4	47.1	46.1	44.6
Diluted common stock and common stock equivalents	60.6	59.6	56.9	56.6	44.6
Dividends per common share	$—	$—	$—	$—	$—

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$186.2	$118.9	$103.1	$6.1	$(18.0)
Investing activities	(117.8)	(158.8)	(94.1)	(45.8)	(43.6)
Financing activities	(5.2)	35.6	(4.6)	15.4	22.0
Effect of exchange rates on cash and cash equivalents	0.4	2.4	(0.5)	(0.4)	(0.1)

Increase (decrease) in cash and cash equivalents	$63.6	$(1.9)	$3.9	$(24.7)	$(39.7)

	As of June 30,
	2008	2007	2006	2005	2004
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$100.8	$37.2	$39.1	$35.2	$59.9
Short-term investments	—	—	—	6.1	55.8
Working capital	296.7	255.5	234.2	241.8	237.5
Total assets	772.7	655.7	526.4	478.4	395.0
Long-term debt	115.0	115.0	115.0	115.0	115.0
Stockholders’ equity	510.8	433.6	325.6	285.2	239.5

(1)

Net income in fiscal 2008 includes $9.4 million of after-tax share-based payment expense, compared to $7.7 million, $7.6 million, $2.4 million and $0.5 million in fiscal 2007, 2006, 2005 and 2004, respectively. The increase in share-based payment expense in fiscal 2008, 2007, and 2006 is due to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, effective July 1, 2005. See Note 2, “Principal Accounting Policies” to our Consolidated Financial Statements.

(2)	Net income in fiscal 2008 includes a $2.3 million after-tax write down to net realizable value of a technology license.
(3)

Net income in fiscal 2007 includes a $1.0 million after-tax charge for expenses associated with management separation costs during the period and a $0.7 million tax benefit related to the period January 1, 2006 through June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation in December 2006.

(4)

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

OVERVIEW

Our mission is to create the most entertaining products in the world and service our customers with uncompromising passion for quality. We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Our products consist primarily of video gaming machines, mechanical reel gaming machines and VLTs. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. We generate revenue in two principal ways: from product sales and from gaming operations.

Product Sales

Product sales revenue includes the sale of new and used gaming machines and VLTs, parts, conversion kits (including theme and/or operating system conversions), amusement-with-prize (“AWP”) gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird and Orion Gaming’s Twinstar-branded cabinets;

➢	Mechanical reel-spinning gaming machines in our Bluebird-branded cabinets;

➢

Video poker machines in our Bluebird-branded cabinets, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base gaming machine and then leases the top box and game for a lower lease price point;

➢	Replacement parts and conversion kits for our legacy, Bluebird, Twinstar and AWP gaming machines, and CPU-NXT upgrade kits;

➢	Used gaming machines that are acquired on a trade-in basis or that were previously placed on a participation basis;

➢	AWP gaming machines in certain international markets;

➢	Gaming-related systems, including linked progressive systems and slot accounting systems applicable to smaller international casinos; and

➢	Gaming stations in legacy, Bluebird and Twinstar cabinets in limited cases under OEM agreements to certain third parties.

Gaming Operations

We earn gaming operations revenues from leasing participation games, gaming machines, and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content and intellectual property. Our gaming operations include the following product lines:

➢

Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the net win, which is the casino’s earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees; or (3) in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. We have the ability to place these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include the following categories:

➢	Wide-area progressive participation games (“WAP”);

➢	Local-area progressive participation games (“LAP”);

➢	Stand-alone participation games;

➢	Casino-owned daily fee games, where the casino or gaming machine operator purchases the base gaming machine and pays a lower daily lease fee for the top box and game;

➢	Leased gaming machines;

➢	Video lottery terminals; and

➢	Licensing revenues related to our game content and intellectual properties.

For further information regarding our products, see “Company and Product Overview” in Item 1 – “Business” in this Report.

OUR FOCUS

With the marketplace dynamics of lower replacement demand in fiscal 2008 and 2007, coupled with a slowing economy especially in North America in fiscal 2008, we remained focused on the five key strategic priorities: (1) continue to grow our gaming operations business with its recurring revenue stream and higher gross profit margins; (2) extend our North American market share gains through innovative new product offerings; (3) expand globally to further diversify our revenue mix and reduce our dependence on North American revenues; (4) increase margins through operating process improvements; and (5) continue to generate and grow sustainable, recurring cash flows.

1.	Priority: Continue to pursue the managed expansion of our high-margin gaming operations business, while working to achieve a higher return on invested capital in this business.

Fiscal 2008 Result: During the year ended June 30, 2008, our average installed base of participation gaming machines increased 20% over the prior year and, at June 30, 2008, our total installed participation footprint stood at 9,321 units compared to 8,276 units at June 30, 2007. Growth in the installed base was primarily led by our stand-alone units due to the success of our Big Event Community Gaming series and our WAP products, which at June 30, 2008 comprised 20% of the footprint compared to 18% at June 30, 2007. A shift in strategy to focus on return on investment of our gaming operations assets in late fiscal 2007 resulted in improved revenue per day in fiscal 2008. This strategy included limiting the number of gaming machines for specific new games at each casino and re-deploying gaming machines from casinos generating a lower revenue per day to casinos generating a higher revenue per day. By limiting the initial placement of participation products, we reduced the capital invested in gaming operations in fiscal 2008 by $25.5 million or 34% from fiscal 2007. A 10% improvement to $63.34 in the average daily revenue, coupled with the 20% improvement in the average installed base, produced a 32% year-over-year increase in revenue from our gaming operations business.

2.	Priority: Gain North American product sales market share.

Fiscal 2008 Result: The North American replacement cycle has lengthened and the economy has slowed, thus overall industry demand has been reduced. In spite of this, our new unit shipments in North America were essentially flat in fiscal 2008 due to our continued ability to gain market share with high earning products in a competitive marketplace. In fiscal 2008, amended compacts were approved in California that provide five Native American casinos with expanding gaming capability, and we believe we achieved approximately 25% market share for the first gaming machines purchased by these casinos. In addition, our expanded product bandwidth coupled with our strength in available content contributed directly to the stronger demand for our game conversions. We are dependent, in part, on innovative new products, casinos expansions and new market opportunities to generate growth. We have continued to increase our spending on research and development activities to be able to offer creative and high earning products to our customers and for fiscal 2008, such expenses are up $21.8 million or 38% over fiscal 2007. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Priority: Continue to expand our international revenue base.

Fiscal 2008 Result: During fiscal 2008, international shipments increased 30%, driven by strong demand across the range of international markets, from Asia to Latin America to Europe. Shipments to international markets represented 35% of our total new unit shipments in fiscal 2008, compared with 30% in fiscal 2007. We are accomplishing this international success through the simultaneous introduction of new products in both the domestic and international markets, and thereby capitalizing globally on the popularity and success of our newest introductions. The addition of Orion Financement Company (“Orion Gaming”) and Systems in Progress (“SiP”) also contributed to our expanding worldwide presence through complementary technology and game development capabilities. In the June 2008 quarter, Orion Gaming launched its new Twinstar2 gaming machine and its new N-Able operating system which we expect will drive greater demand for Orion Gaming products in the future. Also we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We believe we will continue to increase our global market share in fiscal 2009.

4.	Priority: Focus on improving our margins.

Fiscal 2008 Result: Our operating margin improved 240 basis points to 16.1% in fiscal 2008 from 13.7% a year ago even as research and development expenses increased year-over year by $21.8 million, or 38%. In fiscal 2008 our overall gross profit margin improved by 290 basis points to 59.4% led by a 260 basis point increase to 48.4% in our product sales margin. We are still only in the early stages of implementing our lean sigma and strategic sourcing initiatives, but we are realizing positive results, and we believe these initiatives will continue to drive margin improvement in future years. We expect to benefit from an expanded volume of business which should result in greater volume discounts from our suppliers and enable us to spread our overhead costs over a larger number of units thereby reducing cost per unit. In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines.

5.	Priority: To drive higher cash flow.

Fiscal 2008 Result: For fiscal 2008 net cash provided by operations increased by $67.3 million to $186.2 million, or 57% higher than in fiscal 2007. A cross functional focus on improving utilization of working capital resulted in improving our inventory turns to 3.1x and reducing our days sales outstanding to 105 days. As a result, our changes in assets and liabilities in our Consolidated Statements of Cash Flows have improved to an inflow of $0.1 million in fiscal 2008 compared to a use of $29.8 million in fiscal 2007, despite a 20% increase in revenues. In addition, significant improvement is being made in our ability to more effectively manage the capital deployed in our gaming operations business. During fiscal 2008, the installed footprint of participation gaming machines increased 1,045 units or 13%, while our investment in gaming operations equipment totaled $50.4 million, compared to the $75.9 million invested in fiscal 2007 when our installed base increased 1,191 units or 17%. Our investment in gaming operations equipment reflects the continued strong positive response to our three new participation platforms: Community Gaming, Sensory Immersion and Transmissive Reels. As a result of our improving cash flow, our total cash, cash equivalents and restricted cash as of June 30, 2008, rose 125% to $119.6 million from $53.2 million as of June 30, 2007.

The priorities for the utilization of our improving cash flow are to continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property, continuing to seek acquisitions that can extend our international presence, increase our intellectual property portfolio, and expand our earnings potential and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. In fiscal 2008, our research and development spending increased $21.8 million over fiscal 2007. We spent $19.5 million in investments and advances in royalties, licensed technologies, patents and trademarks, and we funded approximately $35.0 million of common share repurchases.

Server-Based Gaming

We believe that server-based gaming (“SBG”) will be the next significant technology development in the gaming machine industry. SBG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server in the casino data center. Once the gaming machines are on the server-based network, new applications, game functionality, and system-wide features can be enabled. SBG networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of product offerings. We have been introducing the foundational technologies and hardware for SBG to the market for the past two years and we will continue to implement this strategy in fiscal 2009 leading up to the launch of our WAGE-NET SBG system in late fiscal 2010.

Our vision for SBG expands on the basic functionality of downloadable games, remote configuration of betting denominations and central determination of game outcomes and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe SBG will permit game play to be communal among many players. We also expect that with networked gaming machines that we will be able to offer system wide features and game functionality along with applications that add value to casino operators’ operations. We will continue SBG development, working with our competitors and customers to ensure the future is powered by an open, networked environment that uses industry standard communication protocols which will enable products from multiple suppliers to efficiently work together with limited investment in additional programming or interfaces.

Our path to the server-enabled marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of SBG systems. Fiscal 2007 was highlighted by the successful launch of Community Gaming, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of games, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform that will be the basis for our server-enabled Bluebird2 gaming machines. CPU-NXT2 drives our Transmissive Reels platform and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion platform. Further, we combined an interactive see-through LCD with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the server-based slot floor. We launched Adaptive Gaming, another key component to our server-based technology in July 2008. The commercial launch of the Bluebird2 cabinet, which is server ready, is expected to begin in the December 2008 quarter. At the G2E trade show in November 2007 and the ICE trade show in January 2008, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 cabinets and CPU-NXT2 operating system with other manufacturers’ products and systems using the open access of the industry standard communication protocols developed by the Gaming Standards Association: G2S and S2S.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with IGT. This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and SBG infrastructures. Also in February 2008 we received GLI approval on the first-point release of our WAGE-NET server-based system, incorporating GSA communication standards and basic server-based functionality, which was placed for field trial at a popular tribal casino. In July 2008 we received similar approval from the Nevada gaming regulators and began a field trial at a popular Las Vegas strip casino. While basic in functionality, this system represents the first step in the process to receive regulatory approval of the first commercial version of WAGE-NET. We are pleased with the feedback and field test results thus far; and we continue to expect final approval of the first commercial version of the WAGE-NET system in fiscal 2010.

OTHER KEY FISCAL 2008 ACTIVITIES

Acquisition of Systems in Progress

On July 19, 2007, we completed the acquisition of 100% of the outstanding stock of privately held SiP, an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. The total consideration for SiP, including acquisition costs, was $4.9 million. SiP’s former majority shareholder is a customer of ours and $4.5 million of the total consideration resulted from extinguishing trade accounts receivable owed by that customer to us for the customer’s entire equity ownership in SiP. Two minority shareholders were paid equal value in cash and shares of our common stock that in total aggregated approximately $0.2 million. The final purchase price allocation resulted in $3.1 million of identifiable intangible assets and $1.8 million of goodwill. The transaction was immaterial to our fiscal 2008 Consolidated Financial Statements and, therefore, pro forma financial information is not provided.

See Note 4, “Business Acquisitions” to our Consolidated Financial Statements.

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of August 26, 2008, we have a total open authorization of approximately $107 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the fiscal year ended June 30, 2008, we purchased 1,208,971 shares for approximately $40 million at an average cost of $33.08 per share. As of

June 30, 2008, prior to the recent authorization increase, we had approximately $10 million available under the then existing program.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are more fully described in Note 2, “Principal Accounting Policies” to our Consolidated Financial Statements. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in our Consolidated Financial Statements and accompanying Notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments. We have discussed the development, selection and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition

Our revenue recognition principle for both product sales and gaming operations is to record revenue when all the following criteria are met:

➢	Persuasive evidence of an agreement exists;

➢	The price to the customer is fixed or determinable;

➢	The product is delivered; and

➢	Collectibility is reasonably assured.

The application of revenue recognition policies is critical due to the nature of the product sales contracts we execute. When multiple product deliverables are included under a sales contract, we allocate revenue to each product based upon its respective fair value against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the products have value on a stand-alone basis and fair value of the separate elements exists. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements. In accordance with Emerging Issues Task Force Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” we allocate revenue to each unit of accounting based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually.

For LAP and stand-alone participation gaming machines, revenues are calculated based on gaming machine performance data provided to us by our customers (such as a percentage of the amount of a gaming machine’s win per day or fixed fee based on the actual number of days the gaming machine was on the casino floor). Due to the timing of the receipt of such performance data, we are required to make estimates of our LAP and stand-alone participation revenue based on an analysis of the historical data reported to us and taking into account anticipated or known events that may affect the historical trend, such as contract cancellations or additional gaming machine placements at a particular customer’s facility. We compare our estimates to the actual data, once received, and adjust our revenue estimates accordingly.

We currently do not apply the provisions of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), to sales of our products. The sales of our gaming machines includes games and an operating system, which are an integral part of a gaming machine, but are “incidental” under the guidance of SOP 97-2 and, as such, we apply the revenue recognition principles discussed in Note 2, “Principal Accounting Policies” to our Consolidated Financial Statements. We do apply SOP 97-2 to gaming-related systems revenues generated by SiP. We will continually monitor the application of SOP 97-2 to our business as we receive final regulatory approval of our SBG system.

The application of this policy affects the level of our product sales and gaming operations revenue, cost of product sold, cost of gaming operations, accounts receivable, deferred revenue and accrued expenses. In fiscal 2008, 2007 and 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Income Tax Accounting

We account for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as tax assets and liabilities based upon differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed will be in effect when the differences reverse.

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

We apply an estimated annual effective tax rate to our quarterly operating results to calculate the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the tax attributable to that item is recorded in the interim period in which it occurs. We modify our annual effective tax rate if facts and circumstances change between quarters. Our effective tax rates for fiscal 2008, 2007 and 2006 were 36%, 32% and 32%, respectively.

No taxes have been provided on certain undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements, necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective tax rate.

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in our Consolidated Balance Sheets and historical income tax provisions in our Consolidated Statements of Income. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies.

Prior to fiscal 2008, we recognized income tax accruals with respect to uncertain tax positions based upon Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” In fiscal 2008, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes” and we recorded a $1.8 million increase in our liability for unrecognized tax benefits that are accounted for as a reduction in our retained earnings as of July 1, 2007. Under FIN 48, the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements.

The application of this policy affects the level of our tax expense, current income tax receivables and liabilities, and current and non-current deferred tax assets and liabilities. Other than the $1.8 million impact from the adoption of FIN 48 effective July 1, 2007, in fiscal 2008, 2007 and 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Share-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of SFAS No. 123R. Pre-tax share-based compensation expense was $15.2 million, $12.4 million, and $12.2 million for fiscal 2008, 2007 and 2006, respectively. In fiscal 2008, we recorded a provision for equity-base performance units outstanding of $2.7 million that relate to the thirty-six month periods ended June 30, 2009 and 2010, based on the current assessment of achievement of the performance goals. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals. Prior to fiscal 2008, we concluded that the achievement of the performance goals was not probable and therefore a provision related to the awards was not required. As of June 30, 2008, we had $8.6 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years. Also, as of June 30, 2008, we had $6.8 million of total restricted share compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years

Under the fair value recognition provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. See Note 2, “Principal Accounting Policies” to our Consolidated Financial Statements.

The application of this policy affects the level of our cost of product sales, cost of gaming operations, research and development expenses, selling and administrative expenses, additional paid-in capital and income tax expense. During fiscal 2008, 2007 and 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Allowances for Slow-Moving and Obsolete Inventories

We value inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Actual demand may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements. Demand for parts inventory is subject to technical obsolescence. Inventory on hand in excess of forecasted demand is written down to net realizable value.

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine. The value is based upon an estimate of the condition of the gaming machine, as well as our experience in selling used gaming machines and could change due to changes in demand in general for used gaming machines. We either sell these trade-ins as-is or renovate the gaming machines before resale. We also sell participation gaming machines as used gaming machines when we no longer need them in our gaming operations business. Therefore, we review our used gaming machine inventory for impairment on a routine basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements.

We sold over 4,500 and over 6,600 used gaming machines in fiscal 2008 and 2007, respectively. At June 30, 2008 and 2007, our inventories included 748 and 951 legacy gaming machines, respectively, and $1.4 million and $8.5 million of total legacy inventory, respectively.

The application of this policy affects the amount of our inventory and cost of product sales. In fiscal 2008, 2007 and 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Participation Gaming Machine Depreciation

We depreciate the Bluebird participation gaming machines over a three-year useful life to residual value, while we depreciate the top boxes over a one-year useful life. A material adverse impact could occur if the actual useful life of the participation gaming machines or top boxes is less than what was used in estimating depreciation expense, or if actual residual value is less than the anticipated residual value.

The application of this policy affects the level of our gaming operations equipment, accumulated depreciation on gaming operations equipment, depreciation expense, income tax expense and deferred tax assets and liabilities. In fiscal 2008, 2007 and 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Intellectual Property and Licensed Technology Valuations

We license intellectual property and technologies from third parties that we use in our games and gaming machines. At June 30, 2008 and 2007, we had $67.1 million and $66.7 million capitalized on our Consolidated Balance Sheets for such costs, along with commitments not on our Consolidated Balance Sheets for an additional $21.0 million and $27.3 million, respectively, including contingent payments. As part of our contracts with the licensors, we typically provide a minimum guaranteed commitment and prepay royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the royalty and license fee advances as intangible assets.

When products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances are included in cost of product sales if related to a product sale or cost of gaming operations if related to placement or lease of gaming operations equipment. We regularly evaluate the estimated future benefit of royalty and license fee advances, as well as minimum commitments not yet paid, to determine amounts unlikely to be realized from forecasted sales or placements of our gaming machines. If actual or revised forecasts fall below the initial estimate, then we may need to revise the remaining useful life and/or record an impairment charge or write down to net realizable value as we did in the June 2008 quarter when we recorded a $3.7 million pre-tax writedown to net realizable value for a licensed technology.

See Note 7, “Intangible Assets” and Note 13, “Commitments, Contingencies, and Indemnifications,” to our Consolidated Financial Statements for further information.

The application of this policy affects the level of our current assets, non-current assets, current liabilities, cost of product sales, cost of gaming operations, research and development expense and selling and general expense. Other than the fiscal year 2008 pre-tax write down of $3.7 million to net realizable value for a licensed technology, in fiscal 2008, 2007 and 2006, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under FSP 157-2, the effective date to adopt the fair value provisions for us will be July 1, 2009. We will continue to evaluate the impact of the provisions of SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. We are required to adopt this statement beginning July 1, 2008 and we currently expect no material impact from the provisions of SFAS 159 on our Consolidated Financial Statements.

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

The property insurance carries a deductible that was expensed in fiscal 2005. There is no deductible for the business interruption insurance and this coverage began 48 hours after elected officials ordered the evacuation of the areas. During fiscal 2006, we received business interruption insurance proceeds of $1.0 million, representing an initial reimbursement for losses arising from Hurricane Katrina, which we recorded in interest and other income, net in our Consolidated Statements of Income. We began litigation against the insurance company in the Mississippi courts in the September 2006 quarter. We continue to pursue our insurance claims, but cannot presently estimate the amount or timing of any additional payment, or the results of any litigation. We have not recorded and will not record any amount for unreimbursed business interruption claims until an agreement is reached with our insurer as to the amount of the recovery.

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

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions, except unit data):

					Percent Increase (Decrease)
	Year Ended June 30,		Increase (Decrease)
	2008	2007
Product Sales Revenues
New unit sales revenues	$358.0	$317.0	$41.0		12.9%
Other product sales revenues	63.2	49.3	13.9		28.2

Total product sales revenues	$421.2	$366.3	$54.9		15.0

New units sold	27,931	25,613	2,318		9.1
Average sales price per new unit	$12,817	$12,378	$439		3.5
Gross profit on product sales revenues(1)	$203.9	$167.7	$36.2		21.6
Gross margin on product sales revenues(1)	48.4%	45.8%	260	bp	5.7

Gaming Operations Revenues
Participation revenues	$203.4	$153.6	$49.8		32.4
Other gaming operations revenues	25.5	19.9	5.6		28.1

Total gaming operations revenues	$228.9	$173.5	$55.4		31.9

WAP games at period end	1,820	1,507	313		20.8
LAP games at period end	2,134	2,333	(199)		(8.5)
Stand-alone games at period end	5,367	4,436	931		21.0

Total installed participation base at period end	9,321	8,276	1,045		12.6

Average participation installed base	8,771	7,299	1,472		20.2
Average revenue per day per participation machine	$63.34	$57.66	$5.68		9.9

Installed casino-owned daily fee games at period end	819	760	59		7.8
Average casino-owned daily fee games installed base	776	728	48		6.6

Gross profit on gaming operations revenues(1)	$182.3	$137.3	$45.0		32.8
Gross margin on gaming operations revenues(1)	79.6%	79.1%	50	bp	0.6

Total revenues	$650.1	$539.8	$110.3		20.4
Total gross profit(1)	$386.2	$305.0	$81.2		26.6
Total gross margin(1)	59.4%	56.5%	290	bp	5.1

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for fiscal 2008 increased 20.4%, or $110.3 million, over fiscal 2007, reflecting:

➢	A $41.0 million, or 12.9%, increase in new unit sales revenue as a result of:

➢	A 2,318 unit, or 9.1%, increase in new units sold.

•	International new units sold increased 30.2% over the prior year, reflecting growth in China with our Mandarin-based games and continued growth throughout Europe, South Africa and South America.

•

North American new units sold in fiscal 2008 were essentially flat to fiscal 2007 due to the continued sluggish North American replacement market and the slowing of the economy offsetting a higher number of new casino openings and expansions in fiscal 2008.

•

The North American new unit sales in fiscal 2008 benefitted from shipments of new units to five California casinos as a result of amended compacts while fiscal 2007 benefited from initial and ongoing shipments of new units to properties located in the newly opened Pennsylvania and Broward County, Florida jurisdictions, as well as a strong contribution from Oklahoma which was a new market for us at the time.

•	Sales of mechanical reel products totaled 8,344 units, or approximately 29.9% of total new units sold compared to 25.4% of units sold in the prior fiscal year.

➢	A 3.5% increase in the average selling price of new gaming units, principally reflecting the benefit of higher list prices.

➢	A $13.9 million, or 28.2%, increase in other product sales revenues, reflecting strong sales of conversion kits and used gaming machines.

➢

We earned revenue on more than 9,000 conversion kits in fiscal 2008, compared to over 7,200 conversion kits in the fiscal 2007 period, due to the positive response to our new video and mechanical reel games.

➢	We sold approximately 4,500 used gaming machines at higher prices in fiscal 2008, compared to nearly 6,600 used gaming machines in fiscal 2007.

➢	A $49.8 million, or 32.4%, growth in participation revenues due primarily to:

➢

A 20.2% increase in the average installed base of participation gaming machines, driven by the growth in our WAP and stand-alone installed bases. The WAP units in the installed base as of June 30, 2008 was 313 units higher than at June 30, 2007, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels platforms in fiscal 2008. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 20% and 18% of the installed base at June 30, 2008 and 2007, respectively.

➢	Overall average revenues per day increased by $5.68, or 9.9%, principally reflecting favorable player response to the new games for our three innovative participation platforms.

➢	A $5.6 million, or 28.1%, increase in other gaming operations revenues as we experienced a net increase in royalty revenue from third party licensees.

Total gross profit, as used herein excluding distribution and depreciation expense, increased 26.6%, or $81.2 million, to $386.2 million for the fiscal 2008 period from $305.0 million for the fiscal 2007 period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues of 48.4% for the fiscal 2008 period, compared to 45.8% for the fiscal 2007 period. Gross margin for the fiscal 2008 period reflects continued success with the ongoing implementation of our lean sigma process improvement and strategic sourcing initiatives, the benefits from a higher volume of business, greater sales of higher-margin conversion kits, and a higher average selling price for new gaming machines, partially offset by a lower mix of premium-priced products than a year ago.

➢

Gross margin on gaming operations revenues of 79.6% in the fiscal 2008 period was up slightly from fiscal 2007, reflecting the positive influence of the high performing Community Gaming, Sensory Immersion and Transmissive Reels games and favorable overall WAP jackpot experience offset by the greater number of WAP gaming machines in the installed base.

We expect to generate solid revenue growth in fiscal 2009 and fiscal 2010 as we continue to increase our market share globally, increase our average selling price with the introduction of our Bluebird2 platform in the December 2008 quarter and continue to grow our participation installed base through the introduction of new participation games and platforms. Royalty revenues may decline in fiscal 2009 as our licensing arrangement with Stargames Corporation Pty. Ltd. ended January 31, 2008 commencing an agreed upon sell-off period. We expect continued improvements in our product sales gross margin, resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools, results from our strategic sourcing initiatives and the benefits from higher unit volumes and ongoing leveling of the production schedule throughout each quarter.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,
	2008		2007		Increase
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$79.9	12.3%	$58.1	10.8%	$21.8	37.5%
Selling and administrative	130.0	20.0	109.8	20.3	20.2	18.4
Depreciation	71.9	11.1	62.9	11.7	9.0	14.3

Total operating expenses	$281.8	43.4%	$230.8	42.8%	$51.0	22.1%

Research and development expenses increased $21.8 million to $79.9 million in fiscal 2008, compared to $58.1 million in the prior year. The year-over-year increase reflects:

➢	our expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢	higher payroll-related costs resulting from headcount increases and performance based incentives associated with improved operating performance;

➢	higher costs to accelerate new systems and enterprise-wide system applications for our suite of innovative, high-value products in preparation for the advent of SBG;

➢	a $3.7 million pre-tax write down to net realizable value related to a licensed technology; and

➢	the inclusion of research and development expenses for SiP since the mid-July 2007 acquisition.

During fiscal 2008, we introduced 55 new WMS-branded games for sale and 25 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2007 of 49 new games for sale and 28 new participation and casino-owned daily fee games.

Selling and administrative expenses increased $20.2 million to $130.0 million in fiscal 2008 compared to $109.8 million in fiscal 2007. The increase includes:

➢	higher marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives;

➢

increased payroll-related costs associated with headcount increases to support international expansion and overall growth in our business and performance based incentives associated with improved operating performance during the past twelve months;

➢	higher spending on customer service activities to support our larger participation installed base and increased customer touch points; and

➢	higher legal expenses and non-cash charges for bad debt expense, as well as the impact of consolidating SiP results since the mid July 2007 acquisition.

Depreciation expense increased $9.0 million to $71.9 million in fiscal 2008 compared to $62.9 million in fiscal 2007. This reflects the steady increase in the installed base of participation games throughout fiscal 2007 and 2008, as evidenced in the 20.2% year-over-year increase in the average installed base of participation machines. The increase also reflects depreciation related to SiP. We invested $50.4 million in gaming operations gaming machines, top boxes and related equipment during fiscal 2008, $75.9 million during fiscal 2007, and $68.7 million during fiscal 2006.

For fiscal 2009 and 2010, we expect to increase research and development spending to support our expanding portfolio of innovative and differentiated product offerings, further our progress with our SBG initiatives, and for new game development tools, technological advancements and innovations in game play. The increased spending is also anticipated to support further growth of our game library and enhance the productiveness of our development efforts. Selling and administrative expenses are anticipated to increase more modestly in fiscal 2009 and 2010 and are expected to decline slightly as a percent of revenues in fiscal 2009 and 2010. In line with the more moderate rate of growth expected for our installed participation footprint, we anticipate our capital investment in gaming operations equipment to flatten in fiscal 2009 and 2010, and estimate capital expenditures for property, plant and equipment to increase modestly in fiscal 2009 and 2010. In aggregate, we expect continued improvement in our operating margin, even with the additional spending on research and development initiatives.

Interest Expense

We incurred interest expense of $4.0 million and $5.1 million for fiscal 2008 and 2007, respectively, primarily related to our 2.75% convertible subordinated notes, amortization of debt issuance costs and, in fiscal 2007, interest and fees on borrowings under our revolving credit facility.

Interest and Other Income, Net

Interest and other income, net increased by $2.6 million to $5.2 million primarily due to higher interest income earned on cash in fiscal 2008 as a result of higher average cash balances and better short-term cash management in fiscal 2008.

Income Taxes

The effective income tax rates were approximately 36% and 32% for fiscal 2008 and 2007, respectively.

The fiscal 2008 effective tax rate reflects:

➢	increased income;

➢	the domestic manufacturing deduction;

➢	the research and development tax credit expiration on December 31, 2007; and

➢	the impact of unrecognized tax benefits resulting from the implementation of FIN 48 effective July 1, 2007.

The fiscal 2007 effective tax rate reflects:

➢	utilization of the export sales deduction, which expired in December 2006;

➢	the domestic manufacturing deduction; and

➢

the effect of the retroactive reinstatement of the research and development tax credit legislation which was reinstated in December 2006, retroactive to January 1, 2006. The effective tax rate includes the credit earned from January 1, 2006 thru June 30, 2006, which aggregated $0.01 per diluted share, in addition to the tax credit earned during fiscal 2007.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly tax rate, as necessary. As the research and development tax credit legislation expired on December 31, 2007, we expect our effective tax rate for fiscal 2009 to range between 36% and 37%.

Earnings Per Share

Diluted earnings per share increased to $1.15 for fiscal 2008 from $0.86 for fiscal 2007. The increase in earnings per share is attributable to increased net income in fiscal 2008 partially offset by a higher diluted share count, primarily resulting from the issuance of common shares upon exercise of stock options.

Impact of Inflation

During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions, except unit data):

	Year Ended June 30,		Increase (Decrease)		Percent Increase (Decrease)
	2007	2006
Product Sales Revenues
New unit sales revenues	$317.0	$254.7	$62.3		24.5%
Other product sales revenues	49.3	47.8	1.5		3.1

Total product sales revenues	$366.3	$302.5	$63.8		21.1

New units sold	25,613	21,512	4,101		19.1
Average sales price per new unit	$12,378	$11,840	$538		4.5
Gross profit on product sales revenues(1)	$167.7	$128.4	$39.3		30.6
Gross margin on product sales revenues(1)	45.8%	42.4%	340	bp	8.0

Gaming Operations Revenues
Participation revenues	$153.6	$130.8	$22.8		17.4
Other gaming operations revenues	19.9	17.9	2.0		11.2

Total gaming operations revenues	$173.5	$148.7	$24.8		16.7

WAP games at period end	1,507	1,864	(357)		(19.2)
LAP games at period end	2,333	1,495	838		56.1
Stand-alone games at period end	4,436	3,726	710		19.1

Total installed participation base at period end	8,276	7,085	1,191		16.8

Average participation installed base	7,299	6,285	1,014		16.1
Average revenue per day per participation machine	$57.66	$57.04	$0.62		1.1
Installed casino-owned daily fee games at period end	760	794	(34)		(4.3)
Average casino-owned daily fee games installed base	728	773	(45)		(5.8)
Gross profit on gaming operations revenues(1)	$137.3	$112.3	$25.0		22.3
Gross margin on gaming operations revenues(1)	79.1%	75.5%	360	bp	4.8

Total revenues	$539.8	$451.2	$88.6		19.6
Total gross profit(1)	$305.0	$240.7	$64.3		26.7
Total gross margin(1)	56.5%	53.3%	320	bp	6.0

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for fiscal 2007 increased 19.6%, or $88.6 million, over fiscal 2006, reflecting:

➢	A $62.3 million increase in new unit sales revenue as a result of:

➢	A 19.1% increase in new units sold worldwide. North American new units sold increased 13.2%, reflecting:

•	the introduction of new products and game segmentation strategies, such as our G+ video games;

•	the initial and ongoing shipments into the new Pennsylvania and Broward County, Florida markets;

•	openings of new casinos in the Midwest;

•	steady demand from Native American tribal operators, particularly in Oklahoma;

•	the fulfillment of a previously announced state lottery commission contract;

•	the launch of several new products; and

•	all of which were partially offset by the sluggish North American replacement market.

➢

International new units sold increased 36.1% over the prior year, reflecting the positive contribution of Orion Gaming, growth in China and the broader pan-Asian market, and continued growth throughout Europe, South Africa and Latin America.

➢	Demand for our mechanical reel products continues to increase and accounted for 25% of new unit sales in fiscal 2007 compared to 14% in fiscal 2006.

➢	A 4.5% year-over-year increase in average selling price, due to an increase in list prices and higher sales of premium priced products.

➢

A $1.5 million increase in other product sales, as an increase in conversion revenues, top box revenues, parts revenues, Orion Gaming AWP revenues and Orion Gaming OEM revenues were partially offset by a reduction in OEM revenues from Multimedia Games, used gaming machines revenues and the fact that fiscal 2006 benefited from $1.8 million of revenue from an earn-out provision under a lottery contract.

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

Total gross profit, as used herein excluding distribution and depreciation expense, increased 26.7%, or $64.3 million, to $305.0 million for fiscal 2007 from $240.7 million for fiscal 2006. Our gross margins may not be comparable to those of other entities as we include the costs of distribution in selling and administrative expenses. This improvement reflects:

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

➢

Gross margin on gaming operations was 79.1% in fiscal 2007, compared to 75.5% for fiscal 2006, primarily due to favorable WAP jackpot experience and a larger number of higher-margin WMS branded themes in the average installed base, partially offset by a higher average installed based of lower-margin WAP units in fiscal 2007 than in fiscal 2006.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,				Increase
	2007		2006
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$58.1	10.8%	$49.0	10.9%	$9.1	18.6%
Selling and administrative	109.8	20.3	88.0	19.5	21.8	24.8
Depreciation	62.9	11.7	54.7	12.1	8.2	15.0

Total operating expenses	$230.8	42.8%	$191.7	42.5%	$39.1	20.4%

Research and development expenses increased $9.1 million to $58.1 million in fiscal 2007, compared to $49.0 million in the prior year. The increase reflects:

➢	planned higher spending for our expanded product development initiatives, including SBG development, and for technology-based tools that are accelerating our product development cycle;

➢	higher payroll-related costs resulting from headcount increases and performance based incentives associated with improved operating performance; and

➢

the research and development expenses of Orion Gaming (acquired in July 2006), including the additional spending we have implemented since the July 2006 acquisition as part of our efforts to expand our international development capabilities.

During fiscal 2007, we introduced 49 new WMS-branded games for sale and 28 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2006 of 57 new games for sale and 26 new participation and casino-owned daily fee games.

Selling and administrative expenses, inclusive of $1.4 million of management separation costs incurred during the September 2006 quarter, increased $21.8 million to $109.8 million in fiscal 2007 compared to $88.0 million in fiscal 2006. Fiscal 2007 includes the selling and administrative expenses of Orion Gaming incurred since the mid-July 2006 acquisition, higher payroll-related costs resulting from performance based incentives associated with our improved operating performance and headcount increases during the past twelve months, greater trade convention costs and increased marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives.

Depreciation expense increased $8.2 million to $62.9 million in fiscal 2007 compared to $54.7 million in fiscal 2006. This reflects the steady increase in the installed base of participation games throughout fiscal 2006 and 2007, as evidenced in the 16.1% year-over-year increase in the average installed base of participation gaming machines. The increase also reflects depreciation related to Orion Gaming. We invested $75.9 million in gaming operations gaming machines, top boxes and related equipment during fiscal 2007, $68.7 million during fiscal 2006, and $63.9 million during fiscal 2005.

Interest Expense

We incurred interest expense of $5.1 million and $4.3 million for fiscal 2007 and 2006, respectively, primarily related to our 2.75% convertible subordinated notes, amortization of debt issuance costs and, in fiscal 2007, interest and fees on borrowings under our revolving credit facility.

Interest and Other Income, Net

Interest and other income, net decreased by $1.9 million primarily due to lower interest income earned on cash in fiscal 2007 as a result of lower average cash balances, and the fact that, in fiscal 2006, we received business interruption insurance proceeds of $1.0 million, representing an initial reimbursement for business interruption losses arising from Hurricane Katrina.

Income Taxes

The effective tax rate for fiscal 2007 was 32%, consistent with the rate for fiscal 2006. The fiscal 2007 effective tax rate reflects:

The fiscal 2007 effective rate reflects:

➢	increased income

➢	utilization of the export sales deduction, which expired in December 2006;

➢	the domestic manufacturing deduction; and

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

The fiscal 2006 effective rate reflects:

➢	increased income;

➢	lower export sales deductions; and

➢	lower utilization of tax credits as a result of the December 31, 2005 expiration of the research tax credit.

Earnings Per Share

Diluted earnings per share increased to $0.86 for fiscal 2007 from $0.63 for fiscal 2006. The increase in earnings per share attributable to increased net income in fiscal 2007 was partially offset by a higher diluted share count resulting from the issuance of common shares upon the exercise of employee stock options and an increase in the dilutive effect of employee stock options due to the increase in the market price of our WMS’ common stock during fiscal 2007.

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

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts at June 30 are summarized as follows (in millions):

			Increase
	2008	2007	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$119.6	$53.2	$66.4	124.8%
Total current assets(A)	413.3	342.2	71.1	20.8
Total assets	772.7	655.7	117.0	17.8
Total current liabilities(B)	116.6	86.7	29.9	34.5
Long-term debt	115.0	115.0	—	—
Stockholders’ equity	510.8	433.6	77.2	17.8
Net working capital (A) – (B)	296.7	255.5	41.2	16.1

(1)

Includes restricted cash of $18.8 million and $16.0 million as of June 30, 2008 and June 30, 2007, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $41.2 million from June 30, 2007, and was primarily affected by the following components:

➢	An increase in cash, cash equivalents and restricted cash of $66.4 million due primarily to our increased profitability and better management of working capital;

➢

An increase in total current accounts and notes receivable, net, of $24.6 million or 14.1%, to $198.5 million compared to $173.9 million at June 30, 2007, even though our revenues increased 20.4% during fiscal 2008 as we achieved a reduction in our days sales outstanding to 105 days;

➢	A decrease in inventories of $19.4 million to $59.9 million due to focused efforts on increasing inventory turns which was 3.1 at June 30, 2008; and

➢

An increase in accounts payable of $8.2 million due to additional working capital management and international expansion, coupled with a $5.1 million increase in accrued compensation and related benefits due to performance based incentives associated with improved operating performance, and a $16.6 million increase in other accrued liabilities due to increased current income taxes payable.

We have not experienced significant bad debt expense in any of the periods presented. In fiscal 2008, we placed increased emphasis on more effectively utilizing working capital elements, in particular greater cross-functional team focus on better managing inventory, current accounts and notes receivable and accounts payable. We believe there continues to be opportunities to free up additional cash through greater focus and better management of these working capital categories. We also increased our emphasis on the effective use of capital deployed in general, and in specific, the amount of capital used in our gaming operations. We believe there continues to be opportunities to utilize lean sigma tools to further improve operating performance and achieve greater efficiencies in the deployment of capital associated with working capital and gaming operations equipment.

As described in Note 13, “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $21.0 million including contingent payments that are not recorded in our Consolidated Balance Sheets.

We believe that total cash and cash equivalents of $119.6 million at June 30, 2008, inclusive of $18.8 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations equipment, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the next year. In fiscal 2009 and 2010, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our $100 million revolving credit facility. We will, however, assess market opportunities as they arise.

Convertible Subordinated Notes

At June 30, 2008, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make distributions to holders of any shares of capital stock, or purchase or otherwise acquire shares of our common stock. At June 30, 2008, approximately $103.4 million was available for such purposes under the most restrictive of these covenants. During fiscal year 2008, we did not borrow any funds against this facility.

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of August 26, 2008, we had total open authorization of approximately $107 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the fiscal year ended June 30, 2008, we purchased 1,208,971 shares for approximately $40 million at an average cost of $33.08 per share.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended June 30,			2008 to 2007 Change	2007 to 2006 Change
	2008	2007	2006
Net cash provided by (used in):
Operating activities	$186.2	$118.9	$103.1	$67.3	$15.8
Investing activities	(117.8)	(158.8)	(94.1)	41.0	(64.7)
Financing activities	(5.2)	35.6	(4.6)	(40.8)	40.2
Effect of exchange rates on cash and cash equivalents	0.4	2.4	(0.5)	(2.0)	2.9

Net increase (decrease) in cash and cash equivalents	$63.6	$(1.9)	$3.9	$65.5	$(5.8)

Operating activities: The $67.3 million increase in cash provided by operating activities in the fiscal 2008 year compared to the fiscal 2007 year resulted from:

➢	A positive impact from the $18.6 million increase in net income and a $9.0 million increase in depreciation;

➢	A positive impact from a $16.2 million increase in non-cash items, including share-based compensation, amortization of intangibles and other assets and other non-cash items; and

➢

A positive impact from improved utilization of working capital indicated by a $29.9 million net decrease in changes in operating assets and liabilities, as the fiscal 2008 period decrease in inventories and increase in current liabilities was only partially offset by an increase in accounts and notes receivable and other current assets.

The $15.8 million increase in cash provided by operating activities in fiscal 2007 compared to fiscal 2006 resulted from several factors, including:

➢	A positive impact from the $15.6 million increase in net income and a $8.2 million increase in depreciation;

➢	A positive impact from a $13.1 million increase in non-cash items, including share-based compensation, amortization of intangibles and other assets and other non-cash items, partially offset by;

➢

A negative impact from the $24.3 million net increase in changes in operating assets and liabilities, due to the impact of inventory being flat from fiscal 2006 to fiscal 2007, as compared to the decrease from fiscal 2005 to fiscal 2006, partially offset by the smaller increase in our restricted cash from fiscal 2006 to fiscal 2007. While we continued to add new WAP links during fiscal 2007, we had established significantly more new WAP links during fiscal 2006, driving the growth in restricted cash during that period. The growth in our total receivables had a similar impact on cash flow from operations in fiscal 2007 and fiscal 2006.

Investing Activities: The $41.0 million decrease in cash used by investing activities in fiscal 2008 compared to the fiscal 2007 year was primarily due to:

➢

Lower cash used in purchasing businesses by $20.7 million as only $0.2 million of cash was used for the acquisition of SiP in the fiscal 2008 period compared to net cash of $20.9 million used for the acquisition of Orion Gaming during fiscal 2007;

➢

A $25.5 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the fiscal 2008 period to $50.4 million. We expect the rate of investment in gaming operations equipment to continue to moderate in fiscal 2009 and 2010;

➢

An $8.4 million reduction in investments and advances in royalties, licensed technologies, patents and trademarks to $19.5 million in the fiscal 2008 period as we entered into fewer new agreements, partially offset by;

➢

A $14.2 million increase in the amount invested in property, plant and equipment during the fiscal 2008 period to $48.3 million, due primarily to the acquisition of land and buildings near our Chicago technology campus to provide for future expansion, higher spending on information technology, renovation of our Waukegan, Illinois facility, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase modestly in fiscal 2009 and 2010.

The $64.7 million increase in cash used by investing activities in fiscal 2007 compared to fiscal 2006 was primarily due to:

➢

The acquisition on July 13, 2006, of 100% of the outstanding stock of privately held Orion Gaming. The acquisition resulted in a net use of cash of $20.9 million, including debt retirement, cash consideration paid and acquisition costs, net of cash acquired;

➢	A $7.2 million increase in the amount invested in gaming operations machines, top boxes and related equipment during fiscal 2007 to $75.9 million;

➢

An $18.5 million increase in the amount invested in property, plant and equipment during fiscal 2007 to $34.1 million, due primarily to the expansion of our Waukegan, Illinois facility to consolidate outside warehousing and support our continued process improvement initiatives, as well as investments in internally developed and purchased software;

➢

A $12.0 million increase in investment and advances in royalties, licensed technologies, patents, and trademarks as we continued to license and acquire innovative and creative technologies and intellectual property;

➢	Net cash of $6.1 million was provided from the redemption of short-term investments during fiscal 2006, with no redemptions of such investments in fiscal 2007.

Financing Activities: The $40.8 million decrease in cash provided by financing activities in fiscal 2008 compared to fiscal 2007 was primarily due to:

➢	The use of $35 million in fiscal 2008 to repurchase common stock compared to none in fiscal 2007;

➢

A $5.8 million reduction in the cash received and tax benefit from the exercised stock options. The amount we received from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

The $40.2 million increase in cash provided by financing activities in fiscal 2007 compared to fiscal 2006 was primarily due to:

➢

The receipt of $26.7 million from the exercise of stock options in fiscal 2007, compared to $4.2 million in fiscal 2006, along with the related tax benefit of $8.9 million in fiscal 2007 and $1.2 million in fiscal 2006. The amount we received from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options;

➢	$10.0 million in repurchases of our common stock during the fiscal 2006, with no similar repurchases during fiscal 2007.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property and technologies that are not recorded on our Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments.

Our obligations under these arrangements, under our convertible subordinated notes and other contractual obligations at June 30, 2008, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$24.4	$3.9	$6.8	$6.3	$7.4
Royalty and license fee payments	21.0	9.6	10.9	0.5	—
Non-cancelable raw material purchase orders	2.1	2.1	—	—	—
Accrued WAP jackpot liability	11.3	11.3	—	—	—
Convertible subordinated notes	115.0	—	115.0	—	—
Interest payments	7.9	3.2	4.7	—	—
Performance bonds	1.0	1.0	—	—	—
Other, including guaranteed minimums in employment agreements and capital expenditures	21.0	14.0	4.8	1.4	0.8

Total	$203.7	$45.1	$142.2	$8.2	$8.2

The total potential royalty and license fee commitments decreased to $21.0 million at June 30, 2008 from $27.3 million at June 30, 2007, due to advances and payments made on existing commitments, partially offset by a slight increase in gross commitments. Potential royalty and license fee commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See Note 13, “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Non-cancelable raw materials purchase orders decreased to $2.1 million as of June 30, 2008 from $6.3 million as of June 30, 2007, due to the reevaluation of our purchasing practices and procedures as part of our alignment with lean sigma principles.

We have performance bonds outstanding of $1.0 million at June 30, 2008, to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2008, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 14, “Litigation,” to our Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of June 30, 2008, we were not aware of any obligations arising under these agreements that would require material payments.

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

Self-Insurance

We are self-insured for various levels of workers’ compensation, electronic errors and omissions liability, automobile collision insurance, as well as employee medical, dental, prescription drug and disability coverage. We purchase stop-loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and estimates of claims incurred but not reported.

SUBSEQUENT DEVELOPMENTS

Share Repurchase Authorization

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program from $50 million to $150 million. As of August 26, 2008, we had a total open authorization of approximately $107 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

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

As of June 30, 2008, we had $115.0 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $259.6 million. Using a discounted cash flow model, and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our fixed rate debt by approximately $1.0 million, but would not impact our cash flows or future results of operations. However, the fair value of our convertible fixed rate debt is more significantly dependent on the market price of our common stock into which it can be converted.

We have a multi-year revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Borrowings under this facility bear interest at a certain percentage above the agent’s prime rate, or above the LIBOR rate. There were no outstanding borrowings under this facility as of June 30, 2008.

Foreign Currency Risk

We have subsidiaries in Australia, Austria, Canada, China, the Netherlands, Slovakia, Spain, South Africa, and the United Kingdom for distribution and development operations. These subsidiaries transact business in their respective foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2008 would have resulted in a pretax loss (or gain) of approximately $0.7 million.

The net assets of these subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in stockholders’ equity in our Consolidated Balance Sheets. Such translation resulted in unrealized gains of $6.8 million and $3.2 million for fiscal 2008 and 2007, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2008 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 27, 2008 with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 27, 2008 with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 27, 2008 with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 27, 2008 with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 27, 2008 with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.3	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007.

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

10.6

Worldwide Merchandising Agreement/License Agreement Summary and License Agreement (the “License Agreement”) between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated September 1, 1997, incorporated by reference to WMS’ Registration Statement No. 333-83021 on Form S-3, filed on July 16, 1999 (the “1999 S-3”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.7

Amendment dated 1998 to License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc., incorporated by reference to the 1999 S-3. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.8

Amendment No. 3, dated December 16, 2002, to the License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “2003 1Q 10-Q”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

Exhibit	Description
10.9

Amendment No. 4, dated September 15, 2003, to the License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International Inc., incorporated by reference to the 2003 1Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.10

Amendment No. 6, dated December 16, 2006, to the License Agreement, between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc., incorporated by reference to our Current Report on Form 8-K, filed on December 20, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the commission.

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

10.14

License and Development Agreement between WMS Gaming Inc. and Sierra Design Group (“SDG”), dated as of April 24, 2002, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “2003 2Q 10-Q”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.15

First Amendment to License and Development Agreement between WMS Gaming Inc. and SDG, dated June 12, 2003, incorporated by reference to the 2003 2Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.16	Second Amendment to License and Development Agreement between WMS Gaming Inc. and SDG, dated July 15, 2003, incorporated by reference to the 2003 2Q 10-Q.

10.17

Third Amendment to License and Development Agreement between WMS Gaming Inc. and SDG, dated November 7, 2003, incorporated by reference to the 2003 2Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.18

Letter Amendment to License and Development Agreement between WMS Gaming Inc. and SDG, dated February 3, 2004, incorporated by reference to Form 10-K for the year ended June 30, 2004. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.19	Indenture, dated June 25, 2003, between WMS and BNY Midwest Trust Company (the “Indenture”), incorporated by reference to WMS’ Current Report on Form 8-K, filed on June 25, 2003 (the “2003 8-K”).

10.20	Form of Note contained in and incorporated by reference to Exhibit A to the Indenture.

10.21	Registration Rights Agreement, dated June 25, 2003, between WMS and BNY Midwest Trust Company, incorporated by reference to the 2003 8-K.

10.22

$100 million Credit Agreement, dated May 1, 2006, by WMS with JPMorgan Chase Bank, N.A., as Administrator Agent, JP Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle National Association, as Syndication Agent, and Bank of America, N.A. as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 5, 2006.

10.23

Amendment No. 1 to Credit Agreement, dated as of June 29, 2007, by WMS with JPMorgan Chase Bank, N.A., as Administrative Agent, JP Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle Bank National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2007.

Exhibit	Description
10.24

Amendment No. 2 to Credit Agreement, dated as of June 30, 2008, by WMS with JPMorgan Chase Bank, N.A., as Administrative Agent, JP Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle Bank National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

Management Contracts and Compensatory Plans or Arrangements

10.25	WMS Industries Inc. 1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-57585 on Form S-8, filed on June 24, 1998.

10.26	WMS Industries Inc. 2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.27	WMS Industries Inc. 2000 Stock Option Plan, incorporated by reference to Appendix B to WMS’ Proxy Statement for its 2001 Annual Meeting of Stockholders, filed on December 8, 2000.

10.28	WMS Industries Inc. 2002 Stock Option Plan, incorporated by reference to Appendix B to WMS' Proxy Statement for its 2002 Annual Meeting of Stockholders, filed on September 25, 2002.

10.29	Amended and Restated 2005 Incentive Plan, as adopted by our stockholders on December 15, 2006, incorporated by reference to Appendix A to our Proxy Statement, filed on October 26, 2006.

10.30	Form of Stock Option Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

10.31

Form of Restricted Stock Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

10.32

Form of Equity-Based Performance Award Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

10.33

Form of Deferred Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.34

Form of Restricted Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.35	Form of Performance-based Restricted Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan.

10.36	WMS Industries Inc. Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on March 15, 2006.

10.37

Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS, dated June 14, 2001, incorporated by reference to WMS Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”).

10.38	Form of Officer and Director Indemnity Agreement, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 15, 2004.

Exhibit	Description
10.39	Advisory Agreement between Louis J. Nicastro and WMS Industries Inc., dated May 5, 2008, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

10.40	Employment Agreement between Brian R. Gamache and WMS, dated December 27, 2004, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 30, 2004.

10.41	Letter Agreement, dated as of August 9, 2005, between WMS and Brian R. Gamache incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005.

10.42	Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Brian R. Gamache, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.43	Employment Agreement between Orrin J. Edidin and WMS, dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005.

10.44	Letter Agreement, dated as of August 9, 2005, between WMS and Orrin J. Edidin incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005.

10.45	Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Orrin J. Edidin, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.46	Employment Agreement between Scott D. Schweinfurth and WMS dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005.

10.47	Letter Agreement, dated as of August 9, 2005, between WMS and Scott D. Schweinfurth incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005.

10.48	Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Scott D. Schweinfurth, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.49

Employment offer letter, dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.50	Employment Agreement, dated September 7, 2005, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.51	Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.52	Deferred Compensation Agreement, dated January 27, 2007, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.53	Description of Executive Compensation—Salary increases, incorporated by reference to WMS’ Current Report on Form 8-K filed on July 3, 2008.

10.54

Description of Executive Compensation—Cash Bonus Matrices and financial performance goals for Executive Officers, incorporated by reference to WMS’ Current Report on Form 8-K, filed on September 25, 2007.

Other

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited the accompanying consolidated balance sheets of WMS Industries Inc. (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WMS Industries Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Chicago, Illinois

August 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited WMS Industries Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WMS Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMS Industries Inc. as of June 30, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2008 of WMS Industries Inc. and our report dated August 28, 2008 expressed an unqualified opinion thereon.

/S/ ERNST & YOUNG LLP

Chicago, Illinois

August 28, 2008

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2008 and 2007

(in millions of U.S. dollars and millions of shares)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100.8	$37.2
Restricted cash	18.8	16.0

Total cash, cash equivalents, and restricted cash	119.6	53.2

Accounts receivable, net of allowances of $3.0 and $2.5, respectively	131.8	114.5
Notes receivable	66.7	59.4
Inventories	59.9	79.3
Deferred income tax assets	7.3	9.4
Other current assets	28.0	26.4

Total current assets	413.3	342.2
NON-CURRENT ASSETS:
Gaming operations equipment, net	75.4	90.0
Property, plant and equipment, net	125.7	91.9
Intangible assets	106.3	97.0
Deferred income tax assets	34.9	19.9
Other assets	17.1	14.7

Total non-current assets	359.4	313.5

TOTAL ASSETS	$772.7	$655.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$47.0	$38.8
Accrued compensation and related benefits	22.6	17.5
Other accrued liabilities	47.0	30.4

Total current liabilities	116.6	86.7
NON-CURRENT LIABILITIES:
Deferred income tax liabilities	16.2	9.4
Long-term debt	115.0	115.0
Other non-current liabilities	14.1	11.0

Total non-current liabilities	145.3	135.4

Commitments, contingencies and indemnifications (see Note 13)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 51.0 and 50.0 shares issued, respectively)	25.5	25.0
Additional paid-in capital	298.1	269.1
Retained earnings	203.9	138.2
Accumulated other comprehensive income	8.1	1.3
Treasury stock, at cost (0.8 and zero shares, respectively)	(24.8)	—

Total stockholders’ equity	510.8	433.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$772.7	$655.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended June 30, 2008, 2007 and 2006

(in millions of U.S. dollars and millions of shares, except per share amounts)

	2008	2007	2006
REVENUES:
Product sales	$421.2	$366.3	$302.5
Gaming operations	228.9	173.5	148.7

Total revenues	650.1	539.8	451.2

COSTS AND EXPENSES:
Cost of product sales(1)	217.3	198.6	174.1
Cost of gaming operations(1)	46.6	36.2	36.4
Research and development	79.9	58.1	49.0
Selling and administrative	130.0	109.8	88.0
Depreciation(1)	71.9	62.9	54.7

Total costs and expenses	545.7	465.6	402.2

OPERATING INCOME	104.4	74.2	49.0

Interest expense	(4.0)	(5.1)	(4.3)
Interest and other income, net	5.2	2.6	4.5

Income before income taxes	105.6	71.7	49.2
Provision for income taxes	38.1	22.8	15.9

NET INCOME	$67.5	$48.9	$33.3

Earnings per share:
Basic	$1.34	$1.01	$0.71

Diluted	$1.15	$0.86	$0.63

Weighted-average common shares:
Basic common stock outstanding	50.2	48.4	47.1

Diluted common stock and common stock equivalents	60.6	59.6	56.9

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included separately in the depreciation line item:
Cost of product sales	$3.7	$2.4	$2.3
Cost of gaming operations	$59.5	$53.3	$45.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Years Ended June 30, 2008, 2007 and 2006

(in millions of U.S. dollars and millions of shares)

Common Shares Issued	Common Shares Held in Treasury		Common stock	Additional paid-in capital	Retained Earnings	Accumulated other comprehensive income	Unearned restricted stock	Treasury stock, at cost	Total stockholders’ equity
48.6	(1.1)	Balance, June 30, 2005	$16.2	$225.0	$64.3	$0.6	$(11.5)	$(9.4)	$285.2
—	—	Comprehensive income:
—	—	Net income	—	—	33.3	—	—	—	33.3
—	—	Foreign currency translation adjustment	—	—	—	(0.5)	—	—	(0.5)

—	—	Comprehensive income	—	—	—	—	—	—	32.8
—	—	Effect from adoption of SFAS No. 123R	—	(11.5)	—	—	11.5	—	—
—	0.5	Exercise of stock options and related tax benefits	—	1.5	—	—	—	3.9	5.4
—	—	Share-based payment expense	—	12.2	—	—	—	—	12.2
—	(0.6)	Purchase of treasury shares	—	—	—	—	—	(10.0)	(10.0)

48.6	(1.2)	Balance, June 30, 2006	16.2	227.2	97.6	0.1	—	(15.5)	325.6
—	—	Comprehensive income:
—	—	Net income	—	—	48.9	—	—	—	48.9
—	—	Foreign currency translation adjustment	—	—	—	3.2	—	—	3.2

—	—	Comprehensive income	—	—	—	—	—	—	52.1
1.4	0.8	Exercise of stock options and related tax benefits	0.5	26.4	—	—	—	8.7	35.6
—	—	Forfeiture of restricted shares	—	0.3	—	—	—	—	0.3
—	0.4	Stock issued for business acquisition	—	2.8	—	—	—	6.8	9.6
—	—	Effect from adoption of SFAS No. 158, net of tax	—	—	—	(2.0)	—	—	(2.0)
—	—	Share-based payment expense	—	12.4	—	—	—	—	12.4
—	—	Impact of three-for-two stock split	8.3	—	(8.3)	—	—	—	—

50.0	—	Balance, June 30, 2007	25.0	269.1	138.2	1.3	—	—	433.6
—	—	Comprehensive income:
—	—	Net income	—	—	67.5	—	—	—	67.5
—	—	Foreign currency translation adjustment	—	—	—	6.8	—	—	6.8

—	—	Comprehensive income	—	—	—	—	—	—	74.3
1.0	0.4	Exercise of stock options and related tax benefits	0.5	13.7	—	—	—	15.2	29.4
—	(1.2)	Purchase of treasury shares	—	—	—	—	—	(40.0)	(40.0)
—	—	Stock issued for business acquisition	—	0.1	—	—	—	—	0.1
—	—	Effect from adoption of FIN 48	—	—	(1.8)	—	—	—	(1.8)
—	—	Share-based payment expense	—	15.2	—	—	—	—	15.2

51.0	(0.8)	Balance, June 30, 2008	$25.5	$298.1	$203.9	$8.1	$—	$(24.8)	$510.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2008, 2007 and 2006

(in millions of U.S. dollars)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$67.5	$48.9	$33.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	71.9	62.9	54.7
Share-based compensation	15.2	12.4	12.2
Amortization of intangibles and other assets	24.2	16.9	9.8
Other non-cash items	14.3	8.2	2.4
Deferred income taxes	(7.0)	(0.6)	(3.8)
Change in operating assets and liabilities, net of business acquisitions:
Restricted cash	(2.8)	(2.4)	(10.1)
Accounts and notes receivable	(32.6)	(26.5)	(23.7)
Inventories	11.8	—	32.7
Other current assets	(6.1)	(0.7)	(8.3)
Other assets and liabilities	14.8	(8.4)	(4.9)
Current liabilities	15.0	8.2	8.8

Net cash provided by operating activities	186.2	118.9	103.1

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(50.4)	(75.9)	(68.7)
Purchase of property, plant and equipment	(48.3)	(34.1)	(15.6)
Investment and advances in royalties, licensed technologies, patents, and trademarks	(19.5)	(27.9)	(15.9)
Purchase of business, net of cash acquired	(0.2)	(20.9)	—
Proceeds from short-term investments	—	—	6.1
Other	0.6	—	—

Net cash used in investing activities	(117.8)	(158.8)	(94.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	21.0	26.7	4.2
Tax benefit from exercise of stock options	8.8	8.9	1.2
Proceeds from borrowings under revolving credit facility	—	15.0	—
Repayments of borrowings under revolving credit facility	—	(15.0)	—
Purchase of treasury stock	(35.0)	—	(10.0)

Net cash (used in) provided by financing activities	(5.2)	35.6	(4.6)

Effect of Exchange Rates on Cash and Cash Equivalents	0.4	2.4	(0.5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63.6	(1.9)	3.9
CASH AND CASH EQUIVALENTS, beginning of year	37.2	39.1	35.2

CASH AND CASH EQUIVALENTS, end of year	$100.8	$37.2	$39.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

1. BUSINESS OVERVIEW

We are engaged in one business segment: the design, manufacture, and distribution of gaming machines (video and mechanical reel type) and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. We have production facilities in the United States and the Netherlands, with development and distribution offices located in the United States, Argentina, Australia, Austria, China, Italy, the Netherlands, South Africa, Spain, and the United Kingdom.

We market our gaming machines in two principal ways. First, product sales include the sales of new and used gaming machines and video lottery terminals (“VLTs”), conversion kits, parts, amusement-with-prize gaming machines, equipment manufactured under original equipment manufacturing agreements to casinos and other gaming machine operators and gaming related systems for smaller international casino operators. Second, we license our game content and intellectual property to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) in the case of gaming machines on a wide-area progressive (“WAP”) jackpot system, a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: WAP participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine and VLT leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in our Consolidated Statements of Income and cost of gaming equipment and related accumulated depreciation included in our Consolidated Balance Sheets).

Common Stock Split

On May 7, 2007, our Board of Directors authorized a three-for-two stock split of our common stock, effected in the form of a stock dividend. All stockholders received one additional share for every two shares of our common stock owned as of the close of business on the record date of May 29, 2007. The additional 16,624,363 shares of $0.50 par value common stock were issued on June 14, 2007 and recorded as a reduction to retained earnings in the amount of $8.3 million. Our common stock began trading on the split-adjusted basis on June 15, 2007. Earnings per share, stock prices and all other common share data have been retroactively adjusted, as appropriate, to reflect the effect of this stock split.

2. PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and, pursuant to the rules and regulations of the Securities and Exchange Commission, include all adjustments necessary to fairly present our consolidated financial position, results of operations, and cash flows for each period presented. Our Consolidated Financial Statements include the accounts of WMS

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Industries Inc. and its wholly owned subsidiaries (“WMS” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts within net cash provided by operating activities included in the prior years’ Consolidated Statements of Cash Flows have been reclassified to conform with the current year’s presentation. These reclassifications did not affect the reported amounts of total net cash provided by operating activities included in our Consolidated Statements of Cash Flows.

Revenue Recognition

Our revenue recognition policy for both product sales and gaming operations is to record revenue when all the following criteria are met:

➢	Persuasive evidence of an agreement exists;

➢	The price to the customer is fixed or determinable;

➢	The product is delivered; and

➢	Collectibility is reasonably assured.

Product Sales

We sell gaming machines and VLTs typically with payment terms of 30 to 90 days. In certain circumstances we may offer extended payment terms typically for one year but in limited cases up to three years, which obligation may be secured by the related equipment and may accrue interest recognized at market rates. Revenues are reported net of incentive rebates or discounts.

When multiple product deliverables are included under a sales contract, in accordance with Emerging Issues Task Force Issue 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables,” we allocate revenue to each unit of accounting based upon its respective fair value against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. We allocate revenue to each unit of accounting based upon its fair value as determined by “vendor specific objective evidence.” Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually.

We recognize revenue when the product is delivered and defer revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

➢	each item has value to the customer on a stand alone basis;

➢	we have objective and reliable evidence of the fair value of the undelivered items; and

➢	delivery of any undelivered item is considered probable and substantially in our control.

If we cannot objectively determine the fair value of any undelivered units of accounting included in the arrangement, all revenues are deferred until all of the items are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered units of accounting.

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

We currently do not apply the provisions of Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”), to sales of our products. The sales of our gaming machines includes games and an operating system, which are an integral part of the gaming machine, but are “incidental” under the guidance of SOP 97-2 and, as such, we apply the revenue recognition principles outlined above. We do apply SOP 97-2 to gaming-related systems revenues generated by our subsidiary Systems in Progress GmbH (“SiP”). See Note 4 “Business Acquisitions”.

Gaming Operations

We earn gaming operations revenues from leasing participation gaming machines and VLTs, and earn royalties from third parties under license agreements to use our game content and intellectual property. Gaming operations revenues under operating-type lease agreements are estimated and recognized as earned when collectibility is reasonably assured.

For WAP leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine or a combination of a fixed daily fee and a percentage of coin-in. Participating casinos pay a percentage of the coin-in from WAP gaming machines directly to us for services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems and to administer the progressive jackpot funding. Revenues are recognized as earned when collectability is reasonably assured. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties, connected to our central computer system via a network of communications equipment. WAP system gaming machines differ from non-linked gaming machines in that they build a progressive jackpot with every wager until a player hits the top award winning combination.

A LAP system electronically links gaming machines within a single casino to a site controller which builds a series of small progressive jackpots within that specific casino based on every wager made on the LAP system; whereas a WAP jackpot system links gaming machines in multiple casinos to a progressive jackpot for multiple casinos within a gaming jurisdiction.

We also offer participation gaming machines on a non-linked basis, which we call stand-alone games. Stand-alone and LAP progressive participation lease agreements are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee.

Casino-owned daily fee game lease agreements are for a fixed daily fee per day. Casino-owned daily fee games are games for which we sell the base gaming machine to the casino at a normal sales price and earn a normal product sales gross profit and then earn a lower ongoing daily fee from leasing the top box and game to the casino. We excluded casino-owned daily fee games from our installed based participation gaming machines.

VLTs may be operated as stand-alone units or may interface with central monitoring systems operated by government agencies. Our leased VLTs typically are located in places where casino-type gaming is not the only attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our revenues are based on a fixed percentage of the daily net win of the VLTs. We exclude our leased VLTs from our installed base of participation gaming machines.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Some customers prefer to lease our standard for-sale gaming machines as an option rather than to purchase them. In these cases, we lease the gaming machine, either for a fixed daily fee or as a percentage of the net win of the gaming machine. We do not include leased for-sale units in our installed base of participation gaming machines.

Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we license our games, artwork, and other intellectual property. License royalties are recorded as earned when the licensee purchases or places the game or other intellectual property, and collectibility is reasonably assured.

Sales of Used Gaming Machines

Cash generated from the remanufacture and sale of used gaming machines, including cash generated from the remanufacture and sale of used gaming operations machines, is included in our cash flow from operating activities for the periods in which such sales occur and have not been material.

Translation of Non-U.S. Currency Amounts

The local currency is the functional currency (primary currency in which business is conducted) for our non-U.S. subsidiaries and their assets and liabilities are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in Accumulated other comprehensive income. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. Foreign currency transaction gains (losses) are included in Interest and other income, net and totaled $0.4 million, $(0.3) million and $0.3 million in fiscal years 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents, and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Restricted cash of $18.8 million and $16.0 million at June 30, 2008 and 2007, respectively, is required to fund WAP systems’ jackpot payments.

Accounts Receivable, Notes Receivable and Allowance for Doubtful Accounts

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a periodic basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. Our policy is to generally not charge interest on trade receivables after the invoice becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. With regard to notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest and other income, net.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2008 and 2007, the fair value of the notes receivable approximated the carrying value.

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

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine. The value is based upon an estimate of the condition of the gaming machine, as well as our experience in selling used gaming machines and could change due to changes in demand in general for used gaming machines. We either sell these trade-ins as-is or renovate the gaming machines before resale. We also sell participation gaming machines as used gaming machines when we no longer need them in our gaming operations business. Therefore, we review our used gaming machine inventory for impairment on a routine basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our financial statements.

Freight-out and Warehousing Costs

Freight-out and warehousing costs are included in cost of product sales in our Consolidated Statements of Income. Freight-out costs for gaming operations equipment are capitalized and depreciated over the useful life of the related asset.

Research and Development Costs, including Software Development Costs

We account for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs.” Accordingly, costs associated with product development are included in Research and development and are generally expensed as incurred.

We account for amounts paid to third parties for purchased or licensed software under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“SFAS No. 86”). Under these arrangements, we have alternative future uses for purchased software and we generally have the right to sub-license this software to third parties. See Note 13, “Commitments, Contingencies and Indemnifications”. In addition, according to SFAS No. 86, costs incurred in creating a computer software product are charged to expense when incurred as research and development until “technological feasibility” has been established for the product, after which point costs are capitalized. Our products reach technological feasibility when a working model of the software is available, which is shortly before release to manufacturing for production.

We incur significant regulatory approval costs for our games. Such costs are capitalized once technological feasibility has been established and are amortized over the estimated product life cycle, generally two years. Regulatory approval costs related to projects that are discontinued are expensed when such determination is made. Capitalized regulatory approval costs net, were $6.3 million and $5.4 million as of June 30, 2008 and 2007, respectively which are included in other noncurrent assets. Amortization expense for previously capitalized amounts totaled $5.2 million, $2.1 million and $0.1 in fiscal 2008, 2007 and 2006, respectively.

We account for costs incurred to develop software for internal use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Consequently, any

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized and costs incurred during the post-implementation/operation stages are expensed. Unamortized capitalized software costs were approximately $17.6 million and $7.4 million as of June 30, 2008 and 2007, respectively which are included in Property, plant and equipment, net.

Gaming Operations Equipment and Property, Plant and Equipment

Property, plant and equipment and gaming operations equipment are stated at cost, net of accumulated depreciation. Depreciation of these assets is computed on a straight-line basis over the following estimated useful lives:

Buildings and improvements	10 to 40 years
Leasehold improvements	Lesser of term of lease or useful life
Machinery and equipment	3 to 10 years
Gaming operations base gaming machines	3 years
Gaming operations top boxes	1 year
Furniture and fixtures	10 years

Significant replacements and improvements are capitalized. Other maintenance and repairs are expensed.

We review the carrying amount of these assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. When an impairment loss is to be recognized for an asset, it is measured by comparing the carrying value to the fair value. Fair value is generally measured as the present value of estimated future cash flows.

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We do not amortize intangible assets with indefinite lives and goodwill. We test intangible assets with finite lives for impairment when conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and goodwill, we perform tests for impairment at least annually or more frequently when events or circumstances indicate that assets might be impaired. We perform our impairment tests of goodwill at our reporting unit level which is at the consolidated level. Such impairment tests for goodwill include comparing the fair value with its carrying value, including goodwill. The fair value of a reporting unit refers to the amount at which the unit as a whole could be bought or sold in a current transaction between willing parties. Fair values are derived using discounted cash flow analyses. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on our cost of capital rate or location-specific economic factors. In case the fair value is less than the carrying value of the assets, we record an impairment charge to reduce the carrying value of the assets to fair value.

We determine the useful lives of our identifiable finite lived intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset and, other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives. See Note 7, “Intangible Assets.”

We capitalize advances for royalty and licensing fees made in connection with licensing agreements we have for the use of third party intellectual property and technologies. When the products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances is included in cost of product sales if related to a product sale, or cost of gaming operations if related to placement or lease of gaming machines or licenses in gaming operations revenues. To the extent we determine that the products developed would not fully recover the minimum commitment amounts, we will record an immediate impairment charge in our Consolidated Statements of Income at the time of such determination.

WAP Jackpot Liabilities and Expenses

We record a WAP jackpot liability based on the actual volume of coin-in or gaming machine play plus the initial progressive meter liability (“reset”) on each system in each jurisdiction, discounted to net present value for non-instant pay jackpots. Jackpots are payable either immediately in the case of instant pay progressive jackpots or in equal installments over a 20-year period. For non-instant pay jackpots, winners may elect to receive a single payment for the present value of the jackpot, discounted at applicable interest rates, in lieu of annual installments. We defer jackpot expense for the reset liability on each WAP linked system, which is subsequently amortized as jackpot expense in cost of gaming operations as revenues are generated from the coin-in or gaming machine play. Our jackpot liabilities totaled $11.3 million and $11.6 million at June 30, 2008 and 2007, respectively. Our jackpot expense was $17.9 million, $13.3 million and $13.3 million for fiscal 2008, 2007 and 2006, respectively. To fund our jackpot liabilities we maintain restricted cash, as described above.

Advertising Expense

The cost of advertising is charged to expense as incurred. The cost of advertising for fiscal 2008, 2007 and 2006 was $1.0 million, $1.0 million and $0.9 million, respectively.

Accounting for Income Taxes

Effective July 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes.” Under FIN 48, the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements. Upon the adoption of FIN 48, we recorded a $1.8 million increase in our liability for unrecognized tax benefits that was accounted for as a reduction in our retained earnings as of July 1, 2007.

We account for income taxes using the asset and liability method. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as income tax assets and liabilities based upon

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the enacted tax rates that are assumed to be in effect when the differences reverse. We recognize accrued interest and penalties associated with uncertain tax positions as part of income tax expense.

Share-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2008, 2007 and 2006:

	2008	2007	2006
Risk-free interest rate	3.3%	4.8%	4.6%
Expected life of options (in years)	4.75	5.16	6.13
Expected volatility .	0.35	0.36	0.37
Dividend yield	0.0%	0.0%	0.0%

For fiscal 2008, 2007 and 2006, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin (“SAB”) No. 107 and as amended in SAB No. 110. The expected volatility rate has been calculated based on weekly closing prices of WMS common shares from July 1, 2003. In accordance with the guidance in SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) we estimate expected volatility based on the historical realized volatility giving consideration to how future experience might reasonably be expected to differ from historical experience. We calculate the historical volatility beginning July 1, 2003, as we believe our stock price volatility prior to that date would be expected to differ significantly from subsequent stock price volatility as, prior to July 1, 2003, we focused on resolving issues in our legacy operating system software, whereas after that date we began introducing our new operating system, new gaming cabinet and new game themes, and re-emerging as the business we are today. See Note 12, “Equity Compensation Plan.” The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term that approximates the expected life of the award. Expected dividend yield is based on historical dividend payments.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and overhead. These components of cost of product sales also include licensing and royalty charges, inbound and outbound freight charges, purchasing and receiving costs, inspection costs, and internal transfer costs.

Cost of gaming operations consists primarily of telephone costs, licensing and royalty charges, wide-area progressive jackpot expenses, gaming operations taxes and fees and parts.

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $20.4 million, $17.2 million and $16.2 million for the fiscal year ended 2008 2007 and 2006, respectively.

Use of Estimates

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles. Such preparation requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit and market risk, consist primarily of cash equivalents and accounts and notes receivable. By policy, we place our cash equivalents only in high credit quality securities and limit the amounts invested in any one security. However, our overnight cash balances are held by our main commercial bank. The accounts and notes receivable are generally from a large number of customers with no significant concentration other than in the State of Nevada. No customer accounted for more than 10% of consolidated revenues in fiscal 2008, 2007 and 2006.

As of June 30, 2008, approximately 18% of our employees are covered by a collective bargaining agreement which expires on June 30, 2011.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under FSP 157-2, the effective date to adopt the fair value provisions for us will be July 1, 2009. We will continue to evaluate the impact of the provisions of SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity's financial statements. We are required to adopt this statement beginning July 1, 2008 and we currently expect no material impact from the provisions of SFAS 159 on our Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

3. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three fiscal years ended June 30:

	2008	2007	2006
Net income	$67.5	$48.9	$33.3
After tax interest expense and amortization of issuance cost on convertible subordinated notes	2.1	2.2	2.3

Diluted earnings (numerator)	$69.6	$51.1	$35.6

Basic weighted average common shares outstanding	50.2	48.4	47.1
Dilutive effect of stock options	1.5	2.4	1.0
Dilutive effect of restricted common stock and warrants	0.2	0.1	0.1
Dilutive effect of convertible subordinated notes	8.7	8.7	8.7

Diluted weighted average common stock and common stock equivalents (denominator)	60.6	59.6	56.9

Basic earnings per share of common stock	$1.34	$1.01	$0.71

Diluted earnings per share of common stock and common stock equivalents	$1.15	$0.86	$0.63

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	0.7	1.0	2.7

Included in the anti-dilutive common stock equivalents for fiscal 2007 and 2006 are warrants to purchase 375,000 shares of common stock that were issued in September 2003 as part of an inducement to a licensor to extend their license agreement with us. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment.

4. BUSINESS ACQUISITIONS

In July 2007, we completed the acquisition of 100% of the outstanding stock of privately held Systems in Progress GmbH (“SiP”), an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. The total consideration for SiP, including acquisition costs, was $4.9 million. SiP’s former majority shareholder is our customer and $4.5 million of the total consideration resulted from extinguishing a receivable owed by that customer to us for the customer’s entire equity ownership in SiP. Two minority shareholders were paid equal value in cash and shares of our common stock that in total aggregated approximately $0.2 million. See Note 7, “Intangible Assets.” The final purchase price allocation resulted in $3.1 million of identifiable intangible assets and $1.8 million of goodwill. SiP operates as a separate subsidiary. The transaction was immaterial to our fiscal 2008 Consolidated Financial Statements and, therefore, pro forma financial information is not provided. The goodwill is expected to be deductible for tax purposes.

In July 2006, we completed the acquisition of 100% of the outstanding stock of privately held Orion Financement Company (“Orion Gaming,”) a Netherlands-based holding company that designs, manufactures and distributes casino-based gaming machines and OEM and AWP gaming machines. The total consideration for Orion Gaming, excluding acquisition costs, was €23.6 million (or approximately U.S. $30.1 million), of which €8.6 million (U.S. $10.9 million) was for debt retirement. Orion Gaming’s stockholders each received

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

€15.0 million, comprised of €7.5 million (U.S. $9.6 million) in cash and €7.5 million (U.S. $9.6 million) of our common stock (549,564 shares). Orion Gaming operates as a separate subsidiary. Pro forma financial information is not provided as this acquisition was not material to our Consolidated Financial Statements. We allocated the aggregate purchase price, including acquisition costs, of $30.7 million to: tangible assets of $11.8 million; identifiable intangibles and goodwill of $25.1 million (included in Intangible assets); and total liabilities of $6.2 million. The goodwill is expected to be non-deductible for tax purposes.

5. INVENTORIES

Inventories consisted of the following at June 30:

	2008	2007
Raw materials and work-in-process	$40.1	$52.5
Finished goods	19.8	26.8

Total inventories	$59.9	$79.3

Total legacy inventories were $1.4 million and $8.5 million at June 30, 2008 and 2007, respectively.

6. GAMING OPERATIONS EQUIPMENT AND PROPERTY, PLANT AND EQUIPMENT

The components of Gaming operations equipment were as follows at June 30:
	2008	2007
Gaming operations equipment	$245.3	$219.3
Less accumulated depreciation	(169.9)	(129.3)

Net gaming operations equipment	$75.4	$90.0

The components of Property, plant and equipment were as follows at June 30:

	2008	2007
Land	$11.3	$5.2
Buildings and improvements	59.5	43.5
Machinery and equipment	88.0	71.4
Furniture and fixtures	14.3	10.1
Construction in process	24.8	19.6

	197.9	149.8
Less accumulated depreciation	(72.2)	(57.9)

Net property, plant and equipment	$125.7	$91.9

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

7. INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill during fiscal 2008 include:

Goodwill balance at June 30, 2007	$17.4
Impact of SiP acquisition	1.8
Foreign currency translation adjustment	2.7

Goodwill balance at June 30, 2008	$21.9

Other Intangible Assets

The following table summarizes additions to other intangible assets during fiscal 2008. Other additions include capitalized legal costs and expenditures to third parties.

	Business Combination	Other Additions	Total Additions
Finite lived intangibles:
Royalty advances for licensed brands and other	$—	$11.6	$11.6
Licensed or acquired technologies	3.1	3.3	6.4
Patents	—	4.3	4.3
Customer relationships	—	—	—
Trademarks	—	0.3	0.3

Total	$3.1	$19.5	$22.6

Indefinite lived intangibles:
Acquired brand names	$—	$—	$—

Additions to royalty advances and licensed or acquired technologies have a weighted-average life of 5.3 years. Technologies acquired as part of a business combination will be amortized over a period of five years. A majority of the other patent additions pertain to unissued patent applications and we anticipate that a majority of these patents will be amortized over four to seventeen years beginning in approximately July 2009.

Certain of our intangible assets are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Other intangible assets consisted of the following as of June 30:

	2008			2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands and other	$72.9	$(37.6)	$35.3	$65.5	$(31.5)	$34.0
Licensed or acquired technologies	39.2	(7.4)	31.8	35.1	(2.4)	32.7
Patents	18.5	(2.1)	16.4	14.4	(0.9)	13.5
Customer relationships	5.2	(1.7)	3.5	4.4	(0.7)	3.7
Trademarks	0.9	(0.3)	0.6	0.7	(0.1)	0.6

Total	$136.7	$(49.1)	$87.6	$120.1	$(35.6)	$84.5

Indefinite lived intangible assets:
Acquired brand names	$3.6	$—	$3.6	$3.0	$—	$3.0

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

General

The following table reconciles Goodwill and Other intangible assets presented above to Intangible assets recorded on our Consolidated Balance Sheets at June 30:

	2008	2007
Goodwill	$21.9	$17.4
Finite lived intangible assets, net	87.6	84.5
Indefinite lived intangible assets	3.6	3.0
Less: royalty advances and licensed or acquired technologies, short-term	(6.8)	(7.9)

Total intangible assets	$106.3	$97.0

Amortization expense for royalty advances and licensed or acquired technologies, patents and trademarks was $19.9 million, $13.3 million and $8.7 million for fiscal 2008, 2007 and 2006, respectively. Fiscal 2008 includes a $3.7 million pre-tax write-down to net realizable value of a technology license. If all of our remaining licensed or required technologies were to have no further value to us, we would record a charge of up to $31.8 million.

The estimated aggregate amortization expense for finite live intangible assets for each of the next five years is as follows:

Year ended June 30,
2009	$8.2
2010	7.0
2011	10.4
2012	10.3
2013	10.5

The estimated aggregate future intangible amortization as of June 30, 2008 does not reflect the significant commitments we have for future payments for royalty advances and licensed or acquired technologies. See Note 13, “Commitments, Contingencies and Indemnifications.”

8. OTHER ACCRUED LIABILITIES

The components of other accrued liabilities were as follows at June 30:

	2008	2007
Accrued WAP jackpot liability	$11.3	$11.6
Current income taxes payable	9.2	1.0
Accrued royalties and licensing fees	7.8	6.5
Accrued common stock repurchase	5.0	—
Other accrued liabilities	13.7	11.3

Total other accrued liabilities	$47.0	$30.4

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

9. INCOME TAXES

The following is a summary of income before income taxes of U.S. and international operations for the fiscal years ended June 30:

	2008	2007	2006
United States	$106.1	$69.4	$48.0
International	(0.5)	2.3	1.2

Total	$105.6	$71.7	$49.2

Significant components of the provision for income taxes were as follows for the fiscal years ended June 30:

	2008	2007	2006
Current:
Federal	$32.2	$12.4	$17.1
State	3.7	1.0	1.2
Foreign	0.4	1.1	0.2

Total current	36.3	14.5	18.5
Deferred:
Federal	(6.1)	(0.2)	(2.7)
State	(0.5)	(0.4)	(0.6)
Foreign	(0.4)	—	(0.5)

Total deferred	(7.0)	(0.6)	(3.8)
Tax benefit from exercise of stock options	8.8	8.9	1.2

Income tax provision, net	$38.1	$22.8	$15.9

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities at June 30 were:

	2008	2007
Deferred income tax assets resulting from:
Current:
Receivables valuation	$1.2	$0.8
Inventory valuation	2.5	3.4
Accrued liabilities and other items not currently deductible	3.6	5.2

Total current deferred income tax assets	7.3	9.4
Non-current:
Share-based payment expense	10.8	6.7
Book over tax depreciation	20.7	13.0
Other non-current	3.4	0.2

Total non-current deferred income tax assets	34.9	19.9

Deferred tax liabilities resulting from:
Capitalized regulatory approval and software development costs	(8.1)	(4.5)
Capitalized patents and trademarks	(8.1)	(4.9)

Total non-current deferred income tax liabilities	(16.2)	(9.4)

Total net deferred income tax assets	$26.0	$19.9

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

No deferred tax provision has been recorded for United States taxes related to approximately $11.1 million of undistributed earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when the remittance occurs.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The provision for income taxes differs from the amount computed using the statutory United States Federal income tax rate as follows for the fiscal years ended June 30:

	2008	2007	2006
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	2.8	2.9
Manufacturer’s deduction	(1.7)	(0.7)	(1.3)
Research and development tax credits	(1.4)	(4.1)	(2.0)
Permanent items	0.5	0.5	0.8
Change of prior years’ taxes	0.9	(0.2)	(0.4)
Export sales deductions	—	(0.8)	(1.7)
Reversal of valuation allowance, primarily relating to South African losses	—	—	(1.2)
Other, net	(0.1)	(0.7)	0.2

Effective tax rate	36.1%	31.8%	32.3%

Effective July 1, 2007, we adopted FIN 48. Under FIN 48, the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements. Upon the adoption of FIN 48, we recorded a $1.8 million increase in our liability for unrecognized tax benefits that was accounted for as a reduction in our retained earnings as of July 1, 2007. The reconciliation of the beginning and ending gross unrecognized tax benefits, excluding accrued interest and penalties of $0.6 million, is as follows:

Balance at July 1, 2007 – date of adoption	$5.2
Additions related to prior year tax positions	—
Reductions related to prior year tax positions	(0.2)
Additions related to current year positions	0.8
Reductions due to settlements and payments	—
Reductions due to lapse of Statute	—

Balance at June 30, 2008	$5.8

Of the total unrecognized tax benefits, including accrued interest and penalties of $0.6 million, $6.2 million (net of the federal benefit) represents the portion that, if recognized, would reduce the effective tax rate. Of this total, $0.3 million of interest and penalties was recorded in our Consolidated Statements of Income for the year

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

ended June 30, 2008. We file tax returns in various jurisdictions and do not anticipate a significant change in the amount of unrecognized tax benefits within the next twelve months.

We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. We are no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

10. CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At June 30, 2008, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and such conversion would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

As of June 30, 2008, the fair value of the convertible subordinated notes was $259.6 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire such shares of our common stock. At June 30, 2008, approximately $103.4 million was available for such purposes under the most restrictive of these covenants. On June 30, 2008, we amended our revolving credit agreement to allow for an increase in annual capital expenditures over the life of the agreement. No amounts were outstanding under the revolving credit facility as of June 30, 2008 and 2007.

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

Common Stock Repurchase Program

During the fiscal year ended June 30, 2008, we purchased 1,208,971 shares of our common stock for approximately $40 million at an average cost of $33.08 per share. On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. See Note 19, “Subsequent Events”. As of June 30, 2008, prior to such authorization increase, we had approximately $10 million available under the then existing program.

12. EQUITY COMPENSATION PLAN

General

We currently have one equity compensation plan under which new grants may be made: our Amended and Restated 2005 Incentive Plan (the “Plan”), which was originally approved by our stockholders in fiscal 2005 and approved, as amended, in fiscal 2007. The Plan consolidated shares available under our previous stock option plans into the new Plan, although outstanding equity grants under the previous plans are still governed by those individual plans. The Plan permits us to grant options to purchase shares of our common stock, restricted stock, and other stock awards. Options may be granted as incentive stock options, designed to meet the requirements of Section 422 of the Internal Revenue Code or they may be “non-qualified” options that do not meet the requirements of that section. The Compensation Committee of our Board of Directors determines, or at times recommends to the Board: which of the eligible directors, officers, employees, consultants and advisors receive equity awards; the terms, including any vesting periods or performance requirements of the awards; and the size of the awards. The non-employee members of our Board of Directors determine any award made to non-employee directors.

We issue new shares and shares from treasury for shares delivered under the Plan. The parameters of our share repurchase activity are not established solely with reference to the dilutive impact of deliveries made under the Plan. However, we expect that, over time, share purchases may partially offset the dilutive impact of deliveries to be made under the Plan.

A maximum of 12.8 million shares were authorized for awards under our plans. As of June 30, 2008, 2.4 million shares of common stock remained available for possible future issuance under our Plan.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

A summary of information with respect to share-based compensation is as follows, for the fiscal years ended June 30:

	2008	2007	2006
Share-based compensation expense included in pre-tax income	$15.2	$12.4	$12.2
Income tax benefit related to share-based compensation	(5.8)	(4.7)	(4.6)

Share-based compensation expense included in net income	$9.4	$7.7	$7.6

Diluted earnings per share impact of share-based compensation expense	$0.16	$0.13	$0.13

Stock Options

Pursuant to the Plan, for stock options, the exercise price per share with respect to each option is determined by the Compensation Committee and is not less than the fair market value of our common stock on the date on which the stock option is granted. The Plan has a term of 10 years, unless terminated earlier, and stock options granted under the Plan prior to December 2006 have terms up to 10 years, whereas stock options granted under the Plan beginning in December 2006 have terms up to 7 years. Vesting generally occurs equally over one to four years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. On occasion, we may issue stock options that immediately vest, in which case compensation expense equal to the total fair value of the option grant is immediately recognized. Stock option activity was as follows for fiscal 2008:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2007	5.3	$18.16
Granted	0.7	32.29
Exercised	(1.3)	16.41
Expired or Cancelled	—	—
Forfeited	(0.1)	24.45

Stock options outstanding at June 30, 2008	4.6	$20.53	6.1	$44.2

Stock options exercisable at June 30, 2008	2.8	$17.93	5.7	$33.7

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Other information pertaining to stock options was as follows for the years ended June 30:

	2008	2007	2006
Weighted average grant-date fair value per share of stock options granted	$10.73	$8.40	$7.97
Total grant-date fair value of stock options vested	8.3	7.9	8.2
Total intrinsic value of stock options exercised	23.4	23.0	3.1

For fiscal 2008, 2007 and 2006, cash received from the exercise of stock options was $21.0 million, $26.7 million and $4.2 million, respectively, and the income tax benefit realized from exercise of stock options was $8.8 million, $8.9 million and $1.2 million, respectively. As of June 30, 2008, there was $8.6 million of total stock option compensation expense related to nonvested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

In fiscal 2005, the Board of Directors approved a Director Emeritus Program for directors who reach age 75 or have served on the Board of Directors for at least 20 years. The Director Emeritus Program is being phased in to maintain continuity and avoid losing the benefit of valuable experience. For fiscal 2008, 2007 and 2006, 37,500, 37,500 and 37,500, respectively, fully vested five-year stock options were issued to three directors emeritus upon their retirement from the Board.

Restricted Stock Grants

Upon the recommendation of our Compensation Committee, our Board of Directors has, on occasion, granted restricted stock to our employees, officers, or directors to motivate them to devote their full energies to our success, to reward them for their services and to align their interests with the interests of our stockholders.

Under the Plan, participants may be granted restricted stock, representing an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive shares of our common stock on the date specified in the participant’s award agreement. The restricted stock granted under this plan is subject to vesting generally occurring equally over three to five years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the vesting period for the entire award. Restricted stock activity was as follows:

	Restricted Stock Shares	Weighted Average Grant- Date Fair Value(1)
Nonvested balance at June 30, 2007	0.3	$23.09
Granted	0.2	30.65
Vested	(0.2)	21.75

Nonvested balance at June 30, 2008	0.3	$27.60

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

As of June 30, 2008, there was $6.8 million of total restricted share compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.6 years.

Equity-Based Performance Units

As of June 30, 2008, there were 267,311 equity-based performance units outstanding with a weighted average grant-date fair value per unit of $21.50. The equity-based performance units contain performance goals set by the Board of Directors based on certain performance criteria over the following periods: thirty-six month period ending June 30, 2009 for 177,400 units and thirty-six month period ending June 30, 2010 for 89,911 units. The number of shares of stock to be awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, requires a minimum threshold performance before any shares are issued and can result in shares issued up to 200% of the targeted number of shares under each grant. Based on the applicable performance criteria achieved for the thirty-six month period ended June 30, 2008, no payout was made under the 102,300 units previously awarded to the participants. In fiscal 2008, we recorded a provision for equity-based performance units outstanding of $2.7 million that relate to the thirty-six month periods ended June 30, 2009 and 2010 based on the current assessment of achievement of the performance goals. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals. Prior to fiscal 2008, we had concluded the achievement of the performance goals was not probable and therefore a provision related to the performance units was not required.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Deferred Stock

In fiscal 2005, non-management members of the Board of Directors were awarded an aggregate of 39,824 units of deferred stock under the Plan, of which 24,890 units remain outstanding as of June 30, 2008. The deferred stock units vest immediately and shares of our common stock will be issued upon each director’s departure from the Board. Grantees are not entitled to vote their deferred stock units or to receive cash dividends, but they are entitled to receive make whole payments on any declared and paid dividends on our common stock.

Warrants

In fiscal 2004, our Board of Directors, as part of the inducement to a licensor to extend their license agreement with us, approved a grant of warrants to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment. The warrants are non-cancelable and vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants expire on September 14, 2013. During fiscal 2008, 2007 and 2006, we expensed $0.5 million in each year for the value of warrants issued in connection with the extended license agreement.

13. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

Future minimum rental commitments under non-cancelable operating leases were as follows as of June 30, 2008:

2009	$3.9
2010	3.6
2011	3.2
2012	3.1
2013	3.2
Thereafter	7.4

$24.4

Rent expense for fiscal 2008, 2007 and 2006 was $3.9 million, $4.5 million and $3.7 million, respectively. We include stated scheduled rent increases in calculating future minimum lease payments under non-cancellable operating leases and the minimum lease payments are recognized as rent expense on a straight-line basis over the minimum lease term. We have an option to purchase the facility that we rent in Las Vegas, NV which, if we elected to exercise, would occur between May and November of 2010 or in May 2012.

We routinely enter into license agreements with others for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

At June 30, 2008, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments, including contingent payments of $3.2 million	$130.0
Advances and payments made	(109.0)

Potential future payments, including contingent payments of $3.2 million	$21.0

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

See Note 7, “Intangible Assets” for the related assets that are recorded on our Consolidated Balance Sheets.

As of June 30, 2008, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2009	$9.6
2010	5.6
2011	5.3
2012	0.4
2013	0.1
Thereafter	—

Total	$21.0

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2008, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 14, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of June 30, 2008, we were not aware of any obligations arising under these agreements that would require material payments.

Performance Bonds

We have performance bonds outstanding of $1.0 million at June 30, 2008 to one customer related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Self-Insurance

We are self-insured for various levels of workers’ compensation, electronic errors and omissions liability, automobile collision insurance, as well as employee medical, dental, prescription drug and disability coverage.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We purchase stop-loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and estimates of claims incurred but not reported.

14. LITIGATION

On October 2, 2003, La Societe de Loteries du Quebec (“Loto-Quebec”) filed claims against us and Video Lottery Consultants Inc., a subsidiary of IGT (“VLC”) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. In July 2008, we entered into a settlement agreement with Loto-Quebec under which Loto-Quebec agreed to suspend the action in warranty against us in exchange for our agreement to continue cooperating with the defense of the class action lawsuit against Loto-Quebec and, in the event of an adverse outcome in such lawsuit against Loto-Quebec, to arbitration of any warranty claim by Loto-Quebec. The settlement agreement reserves all of our defenses against Loto-Quebec.

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Spielo Manufacturing Inc., another manufacturer of VLTs, voluntarily intervened to support Loto-Quebec’s position. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class, which is currently undetermined, but potentially comprising more than 119,000 members, is requesting damages totaling almost $700 million Canadian dollars, plus interest. The trial is set to begin in September 2008. It is too early to assess the outcome of these actions and to determine whether any further claim will be pursued by Loto-Quebec under the terms of our settlement agreement.

15. INFORMATION ON GEOGRAPHIC AREAS

Revenues derived from customers in the United States accounted for approximately 76%, 75% and 79% of our total revenues for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The United States had more than 90% of our total long-lived assets as of June 30, 2008, 2007 and 2006. No other country in which we conduct business had greater than 10% of our total revenues or long-lived assets for the periods presented.

Geographic revenue information is determined by country of destination. Our operations outside the United States include: gaming operations equipment located in Canada, Europe and South Africa; sales and distribution offices in Argentina, Austria, Canada, China, Italy, South Africa, Spain and the United Kingdom; a sales, distribution and production facility in the Netherlands; and game development studios in Australia, the Netherlands and the United Kingdom. Substantially all of our revenues from customers outside the United States are denominated in U.S. dollars. At June 30, 2008, 2007 and 2006, 27.3%, 21.6% and 37.1%, respectively, of trade accounts and notes receivable were from customers located outside of the United States.

16. RETIREMENT PLANS

We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5 percent of covered employees’ compensation as defined in the plan. Our expense for the defined contribution plans totaled $3.7 million, $2.6 million and $2.3 million in fiscal 2008, 2007 and 2006, respectively.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We have two frozen defined benefit pension plans related to previously discontinued operations. Pension expense for these plans was not significant in the aggregate. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit and postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of SFAS No. 158 had no material effect on our net income or cash flows.

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the fiscal years ended June 30:

	2008	2007	2006
Income taxes paid	$21.9	$15.5	$17.4
Interest paid	3.4	3.4	3.2
Gaming operations equipment transferred to inventory	1.9	4.4	4.8

18. HURRICANE DAMAGE

During the September 2005 quarter, two hurricanes devastated the Gulf Coast of Louisiana and Mississippi, which affected our facilities and our customers’ facilities. We reopened our Gulfport facility in November 2005, but incurred, and continue to incur hurricane-related revenue loss. Historically, our participation revenue per day in the Mississippi and Louisiana markets is over 40% higher than the our overall average.

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

The property insurance carries a deductible that was expensed in fiscal 2005. There is no deductible for the business interruption insurance and this coverage began 48 hours after elected officials ordered the evacuation of the areas. During fiscal 2006, we received business interruption insurance proceeds of $1.0 million, representing an initial reimbursement for losses arising from Hurricane Katrina, which we recorded in interest and other income, net on our Consolidated Statements of Income. We began litigation against the insurance company in the Mississippi courts in the September 2006 quarter. We continue to pursue our insurance claims, but cannot presently estimate the amount or timing of any additional payment, or the results of any litigation. We have not recorded and will not record any amount for unreimbursed business interruption claims until an agreement is reached with our insurer as to the amount of the recovery.

19. SUBSEQUENT EVENTS

Share Repurchase Authorization

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million and, as of August 26, 2008, we have a total open authorization of approximately $107 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information is as follows for fiscal 2008 and 2007:

	Sept. 30 2007	Dec. 31 2007	Mar. 31 2008	June 30 2008
Fiscal 2008 Quarters
Revenues	$132.5	$159.2	$172.8	$185.6
Gross profit, excluding depreciation expense	79.6	93.5	101.4	111.7
Net income	11.1	16.0	18.8	21.6
Earnings per share:
Basic	$0.22	$0.32	$0.37	$0.43

Diluted	$0.19	$0.27	$0.32	$0.36

Weighted-average common shares:
Basic	49.8	50.2	50.5	50.5

Diluted	60.8	61.0	60.9	60.8

	Sept. 30 2006	Dec. 31 2006	Mar. 31 2007	June 30 2007
Fiscal 2007 Quarters
Revenues	$110.6	$134.6	$136.6	$158.0
Gross profit, excluding depreciation expense	62.6	73.5	77.7	91.2
Net income	7.1	12.2	12.9	16.7
Earnings per share:
Basic	$0.15	$0.25	$0.26	$0.34

Diluted	$0.13	$0.22	$0.23	$0.29

Weighted-average common shares:
Basic	47.6	48.0	49.1	49.5

Diluted	57.5	58.7	59.6	60.3

The June 2008 quarter includes a $2.3 million after-tax, or $.04 per diluted share, impact to write down to net realizable value a licensed technology.

The September 2007 and December 2007 quarters include tax benefits arising from research and development tax credit legislation which expired December 31, 2007.

The September 2006 quarter includes a $1.0 million after-tax, or $0.02 per diluted share, impact for charges associated with management separation costs.

The December 2006 quarter includes a $0.7 million, or $0.01 per dilutive share benefit related to the period January 1, 2006 through June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2008, 2007 and 2006

Column A	Column B	Column C		Column D	Column E
		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Amounts Written off or Reclassified(1)	Balance at End of Period
Allowance for receivables:
2008	$2,474,000	$3,454,000	$—	$2,880,000	$3,048,000
2007	$2,629,000	$1,677,000	$—	$1,832,000	$2,474,000
2006	$2,488,000	$260,000	$—	$119,000	$2,629,000

(1)	Fiscal 2007 includes a $300,000 reclassification to other non-current assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of August, 2008.

WMS INDUSTRIES INC.

By:	/S/ BRIAN R. GAMACHE
Brian R. Gamache
Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/S/ BRIAN R. GAMACHE Brian R. Gamache	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 28, 2008

/S/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 28, 2008

/S/ JOHN P. MCNICHOLAS, JR. John P. McNicholas, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	August 28, 2008

/S/ LOUIS J. NICASTRO Louis J. Nicastro	Founding Director	August 28, 2008

/S/ EDWARD W. RABIN, JR. Edward W. Rabin, Jr.	Lead Director	August 28, 2008

/S/ HAROLD H. BACH, JR. Harold H. Bach, Jr.	Director	August 28, 2008

/S/ ROBERT J. BAHASH Robert J. Bahash	Director	August 28, 2008

/S/ PATRICIA M. NAZEMETZ Patricia M. Nazemetz	Director	August 28, 2008

/S/ NEIL D. NICASTRO Neil D. Nicastro	Director	August 28, 2008

/S/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	August 28, 2008

/S/ BOBBY L. SILLER Bobby L. Siller	Director	August 28, 2008

/S/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	August 28, 2008