Form 10-Q
period 2008-09-30
WMS INDUSTRIES INC /DE/
filed 2008-10-31
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,028,498 shares of common stock, $0.50 par value, were outstanding at October 28, 2008.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2008 and 2007

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	2008	2007
REVENUES:
Product sales	$87.2	$80.9
Gaming operations	64.2	51.6

Total revenues	151.4	132.5

COSTS AND EXPENSES:
Cost of product sales(1)	43.5	42.3
Cost of gaming operations(1)	12.3	10.6
Research and development	22.0	16.8
Selling and administrative	32.2	27.8
Depreciation(1)	17.1	18.2

Total costs and expenses	127.1	115.7

OPERATING INCOME	24.3	16.8

Interest expense	(0.9)	(1.0)
Interest and other income, net	1.0	1.1

Income before income taxes	24.4	16.9
Provision for income taxes	8.7	5.8

NET INCOME	$15.7	$11.1

Earnings per share:
Basic	$0.31	$0.22

Diluted	$0.27	$0.19

Weighted-average common shares:
Basic common stock outstanding	49.9	49.8

Diluted common stock and common stock equivalents	60.0	60.8

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included separately in the depreciation line item:

Cost of product sales	$0.9	$0.8
Cost of gaming operations	$13.2	$15.4

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2008 and June 30, 2008

(in millions of U.S. dollars and millions of shares)

	September 30, 2008	June 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109.5	$100.8
Restricted cash and cash equivalents	18.0	18.8

Total cash, restricted cash and cash equivalents	127.5	119.6

Accounts receivable, net of allowances of $3.8 and $3.0, respectively	99.7	131.8
Notes receivable, current portion	64.8	66.7
Inventories	60.9	59.9
Deferred income tax assets	7.8	7.3
Other current assets	27.8	28.0

Total current assets	388.5	413.3

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $181.7 and $169.9, respectively	75.0	75.4
Property, plant and equipment, net of accumulated depreciation of $76.4 and $72.2, respectively	130.2	125.7
Intangible assets	103.2	106.3
Deferred income tax assets	36.7	34.9
Other assets	19.9	17.1

Total non-current assets	365.0	359.4

TOTAL ASSETS	$753.5	$772.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42.1	$47.0
Accrued compensation and related benefits	10.0	22.6
Other accrued liabilities	37.5	47.0

Total current liabilities	89.6	116.6

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	17.9	16.2
Long-term debt	115.0	115.0
Other non-current liabilities	14.3	14.1

Total non-current liabilities	147.2	145.3
Commitments, contingencies and indemnifications (see Note 12)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 51.0 and 51.0 shares issued, respectively)	25.5	25.5
Additional paid-in capital	298.7	298.1
Retained earnings	219.6	203.9
Accumulated other comprehensive income	3.6	8.1
Treasury stock, at cost (1.0 and 0.8 shares, respectively)	(30.7)	(24.8)

Total stockholders’ equity	516.7	510.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$753.5	$772.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2008 and 2007

(in millions of U.S. dollars)

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15.7	$11.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17.1	18.2
Amortization of intangibles and other assets	4.0	3.0
Share-based compensation	3.3	3.2
Other non-cash expenses	3.7	0.8
Deferred income taxes	(0.6)	(1.1)
Change in operating assets and liabilities, net of acquisitions	4.7	3.4

Net cash provided by operating activities	47.9	38.6

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(13.5)	(14.8)
Purchase of property, plant and equipment	(11.4)	(10.2)
Investment and advances in royalties, licensed technologies, patents and trademarks	(1.1)	(1.4)
Purchase of business, net of cash acquired	—	(0.2)

Net cash used in investing activities	(26.0)	(26.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	0.7	6.3
Tax benefit from exercise of stock options	0.2	2.5
Purchase of treasury stock	(13.4)	—

Net cash (used in) provided by financing activities	(12.5)	8.8

Effect of Exchange Rates on Cash	(0.7)	3.0

INCREASE IN CASH AND CASH EQUIVALENTS	8.7	23.8
CASH AND CASH EQUIVALENTS, beginning of period	100.8	37.2

CASH AND CASH EQUIVALENTS, end of period	$109.5	$61.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K filed with the SEC on August 29, 2008. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

We market our gaming machines in two principal ways. First, product sales include the sales of new and used gaming machines and VLTs, conversion kits, parts, amusement-with-prize gaming machines, equipment manufactured under original equipment manufacturing agreements to casinos and other gaming machine operators and gaming related systems for smaller international casino operators. Second, we license our game content and intellectual property to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine and VLT leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Condensed Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in our Condensed Consolidated Statements of Income and cost of gaming equipment and related accumulated depreciation included in our Condensed Consolidated Balance Sheets).

2.	PRINCIPAL ACCOUNTING POLICIES

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and overhead. These components of cost of product sales also include licensing and royalty charges, inbound and outbound freight charges, purchasing and receiving costs, inspection costs, and internal transfer costs.

Cost of gaming operations consists primarily of telephone costs, licensing and royalty charges, WAP jackpot expenses, gaming operations taxes and fees and spare parts.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $7.2 million and $6.9 million for the three months ended September 30, 2008 and 2007, respectively.

Other Principal Accounting Policies

For a description of our other principal accounting policies, see Note 2, “Principal Accounting Policies,” to the Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115,” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. We adopted this Statement beginning July 1, 2008 which had no material impact on our Consolidated Financial Statements.

3.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three months ended September 30:

	2008	2007
Net income	$15.7	$11.1
After tax interest expense and amortization of issuance cost on convertible subordinated notes	0.5	0.5

Diluted earnings (numerator)	$16.2	$11.6

Basic weighted average common shares outstanding	49.9	49.8
Dilutive effect of stock options	1.2	2.1
Dilutive effect of restricted common stock and warrants	0.2	0.2
Dilutive effect of convertible subordinated notes	8.7	8.7

Diluted weighted average common stock and common stock equivalents (denominator)	60.0	60.8

Basic earnings per share of common stock	$0.31	$0.22

Diluted earnings per share of common stock and common stock equivalents	$0.27	$0.19

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	1.2	0.4

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

4.	BUSINESS ACQUISITION

In July 2007, we completed the acquisition of 100% of the outstanding stock of privately held SiP, an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. The total consideration for SiP, including acquisition costs, was $4.9 million. SiP’s former majority shareholder is our customer and $4.5 million of the total consideration resulted from extinguishing a receivable owed by that customer to us for the customer’s entire equity ownership in SiP. Two minority shareholders were paid equal value in cash and shares of our common stock that in total aggregated approximately $0.2 million. See Note 6, “Intangible Assets.” The final purchase price allocation resulted in $3.1 million of identifiable intangible assets and $1.8 million of goodwill. SiP operates as a separate subsidiary. The transaction was immaterial to our fiscal 2008 Consolidated Financial Statements and, therefore, pro forma financial information is not provided. The goodwill is expected to be deductible for tax purposes.

5.	INVENTORIES

Inventories consisted of the following:

	September 30,	June 30,
	2008	2008
Raw materials and work-in-process	$44.1	$40.1
Finished goods	16.8	19.8

Total inventories	$60.9	$59.9

6.	INTANGIBLE ASSETS

General

Intangible assets recorded on our Condensed Consolidated Balance Sheets consisted of the following:

	September 30,	June 30,
	2008	2008
Goodwill	$20.4	$21.9
Finite lived intangible assets, net	85.3	87.6
Indefinite lived intangible assets	3.6	3.6
Less: royalty advances and licensed or acquired technologies, short-term	(6.1)	(6.8)

Total long-term intangible assets	$103.2	$106.3

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2008 include:

Goodwill balance at June 30, 2008	$21.9
Additions	—
Foreign currency translation adjustment	(1.5)

Goodwill balance at September 30, 2008	$20.4

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following:

	September 30, 2008			June 30, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent and music	$70.4	$(37.1)	$33.3	$72.9	$(37.6)	$35.3
Licensed or acquired technologies	39.7	(8.0)	31.7	39.2	(7.4)	31.8
Patents	19.3	(2.6)	16.7	18.5	(2.1)	16.4
Customer relationships	4.8	(1.8)	3.0	5.2	(1.7)	3.5
Trademarks	0.9	(0.3)	0.6	0.9	(0.3)	0.6

Total	$135.1	$(49.8)	$85.3	$136.7	$(49.1)	$87.6

Indefinite lived intangible assets:
Acquired brand names	$3.6	$—	$3.6	$3.6	$—	$3.6

The following table summarizes additions to other intangible assets during the September 2008 quarter. Additions include capitalized legal costs and expenditures to third parties.

Total Additions
Finite lived intangibles:
Royalty advances for licensed brands, talent and music	$0.3
Licensed or acquired technologies	—
Patents	0.8
Customer relationships	—
Trademarks	—

Total	$1.1

Indefinite lived intangibles:
Acquired brand names	$—

Additions to royalty advances and licensed or acquired technologies have a weighted-average life of 1.2 years. A majority of the other patent additions pertain to unissued patent applications and we anticipate that a majority of these patents will be amortized over four to seventeen years beginning in approximately July 2009. Certain of our intangible assets are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Amortization expense for royalty advances and licensed or acquired technologies, patents and trademarks was $3.0 million and $2.0 million for the three months ended September 30, 2008 and 2007, respectively. If all of our remaining licensed or acquired technologies were to have no further value to us, we would record a charge of up to $31.7 million.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The estimated aggregate amortization expense for finite live intangible assets for each of the next five years is as follows:

2009 (remaining nine months of fiscal year)	$4.7
2010	11.8
2011	8.9
2012	12.8
2013	16.0

The estimated aggregate future intangible amortization as of September 30, 2008 does not reflect the significant commitments we have for future payments for royalty advances and licensed or acquired technologies. See Note 12, “Commitments, Contingencies and Indemnifications.”

7.	INCOME TAXES

The effective income tax rate was approximately 35.7% and 34.3% for the three months ended September 30, 2008 and 2007, respectively. The change primarily results from the expiration of the research and development credit as of December 31, 2007.

We adopted the provisions of FIN 48 on July 1, 2007. As of September 30, 2008, we had $5.8 million of gross unrecognized tax benefits excluding accrued interest and penalties of $0.6 million. Of the total unrecognized tax benefits, including accrued interest and penalties of $0.6 million, $6.2 million (net of the federal benefit) represents the portion that, if recognized, would impact the effective tax rate. We file tax returns in various jurisdictions and do not anticipate a significant change in the amount of unrecognized tax benefits within the next twelve months.

In the September 2008 quarter, the Internal Revenue Service began an audit of our U.S. federal income tax returns for fiscal years 2004 through 2007. In addition, we are currently under audit in a major state and international jurisdiction for the same years. At this time we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. We are no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

8.	CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At September 30, 2008, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and such conversion would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

As of September 30, 2008, the fair value of the convertible subordinated notes was $266.6 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowings through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire such shares of our common stock. At September 30, 2008, approximately $92.3 million was available for such purposes under the most restrictive of these covenants. In September 2008, we amended our revolving credit agreement to allow for an increase in our international intercompany loans and investments over the life of the agreement. No amounts were outstanding under the revolving credit facility as of September 30, 2008 and June 30, 2008.

9.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLAN

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of September 30, 2008, we had a total open authorization of approximately $100 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the quarter ended September 30, 2008, we purchased 322,645 shares for approximately $9.6 million, including amounts accrued at September 30, 2008, at an average cost of approximately $29.80 per share.

General

Total share-based payment expense for the three months ended September 30, 2008 and 2007 was $3.3 million and $3.2 million, respectively. In September 2008, our Board of Directors approved the annual equity grants for fiscal 2009 to select employees under our long-term incentive program which are included in the disclosures below.

Stock Options

In September 2008, we granted stock options to certain employees of our Company. The number of options awarded to each person varied. The options vest from a range of three to four years, with an expiration of 7 years from date of grant. The options range in fair value from $10.52 – $11.41 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 2.52% - 2.58%; expected life between 4.50 - 4.75 years; expected volatility of 0.39; and 0.0% dividend yield. Stock option activity was as follows for the three months ended September 30, 2008:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2008	4.6	$20.53
Granted	0.6	29.69
Exercised	—	—
Expired or Cancelled	—	—
Forfeited	—	—

Stock options outstanding at September 30, 2008	5.2	$21.61	6.0	$47.6

Stock options exercisable at September 30, 2008	3.2	$18.39	5.6	$38.7

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Restricted Stock Awards Grants

In September 2008, we granted restricted stock, restricted stock units, and performance-based restricted stock units to non-employee directors and certain employees which vest from a range of two to four years on the grant-date anniversary. Restricted stock share and restricted stock unit activity was as follows for the three months ended September 30, 2008:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.3	$27.60
Granted	0.1	29.35
Vested	(0.1)	30.67

Nonvested balance at September 30, 2008	0.3	$27.44

	Restricted Stock Units (including Performance-based Stock Units)	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.1	$25.31
Granted	0.2	29.35
Vested	—	—

Nonvested balance at September 30, 2008	0.3	$28.53

(1)	For restricted stock shares and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

In September 2008, we granted equity-based performance units, which will vest upon achievement of performance goals set by the Board. The shares of stock ultimately issued to participants will be dependent upon the extent to which the financial performance goals over the three year period ended June 30, 2011 are achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. We record a provision for equity-based performance units outstanding based on the current assessment of achievement of the performance goals. Equity-based performance unit activity was as follows for the three months ended September 30, 2008:

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.3	$21.52
Granted	0.1	29.35
Vested	—	—

Nonvested balance at September 30, 2008	0.4	$23.92

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

10.	COMPREHENSIVE INCOME

Comprehensive income consists of the following for the three months ended September 30:

	2008	2007
Net income	$15.7	$11.1
Foreign currency translation adjustment	(4.4)	3.6

Total accumulated other comprehensive income	$11.3	$14.7

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $1.1 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively.

Refer to Note 4, “Business Acquisition” regarding the extinguishment of a trade accounts receivable in exchange for an equity interest in SiP.

12.	COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

At September 30, 2008, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments, including contingent payments of $3.2 million	$128.0
Advances and payments made	(107.0)

Potential future payments, including contingent payments of $3.2 million	$21.0

As of September 30, 2008, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2009 (remaining nine months of fiscal year)	$9.4
2010	5.6
2011	5.5
2012	0.5
2013	—
Thereafter	—

Total	$21.0

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2008, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 13, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of September 30, 2008, we were not aware of any obligations arising under these agreements that would require material payments.

Performance Bonds

We have performance bonds outstanding of $1.0 million at September 30, 2008 to one customer related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

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

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Spielo Manufacturing Inc., another manufacturer of VLTs, voluntarily intervened to support Loto-Quebec’s position. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class, which is currently undetermined, but potentially comprising more than 119,000 members, is requesting damages totaling almost $700 million Canadian dollars, plus interest. The trial began in September 2008. It is too early to assess the outcome of these actions and to determine whether any further claim will be pursued by Loto-Quebec under the terms of our settlement agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion and analysis also contains forward-looking statements – see “Forward Looking Statements and Risk Factors” in this Report.

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

Product Sales

Product sales revenue includes the sale of new and used gaming machines and VLTs, parts, conversion kits (including theme and/or operating system conversions), amusement-with-prize (“AWP”) gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird® and Orion Financement Company (“Orion Gaming”) Twinstar™-branded cabinets;

➢	Mechanical reel-spinning gaming machines in our Bluebird-branded cabinets;

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

Gaming Operations

We earn gaming operations revenues from leasing participation games, gaming machines, and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content and intellectual property. Our gaming operations include the following product lines:

➢

Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the net win, which is the casino’s earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees; or (3) a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. We have the ability to place these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include the following categories:

➢	Wide-area progressive participation games (“WAP”);

➢	Local-area progressive participation games (“LAP”); and

➢	Stand-alone participation games;

➢	Casino-owned daily fee games, where the casino or gaming machine operator purchases the base gaming machine and pays a lower daily lease fee for the top box and game;

➢	Leased gaming machines;

➢	Video lottery terminals; and

➢	Licensing revenues from licensing our game content and intellectual properties to third parties.

For further information regarding our products, see “Company and Product Overview” in Item 1 – “Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

OUR FOCUS

With the marketplace dynamics of continued lower replacement demand, coupled with a slowing economy especially in North America, we remained focused on five key strategic priorities: 1) drive growth in our gaming operations business, while selectively investing our capital deployed in that business; 2) grow our North American market share by innovating differentiated products; 3) expand the breadth and profitability of our international business; 4) improve our margins; and 5) increase our operating cash flow.

1.	Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Quarter Ended September 2008 Result: During the three months ended September 30, 2008, our average installed base of participation gaming machines increased 12% over the prior year period and, at September 30, 2008, our total installed participation footprint stood at 9,616 units compared to 8,694 units at September 30, 2007. Growth in the installed base was primarily led by our stand-alone units due to the success of our Big Event® Community Gaming™ series and our WAP units, which at September 30, 2008 comprised 20% of the footprint compared to 19% at September 30, 2007. A shift in strategy to focus on return on investment of our gaming operations assets has resulted in continued improved revenue per day for the quarter ended September 2008. This strategy includes limiting the number of gaming machines for specific new themes at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. By controlling the initial placement of participation products, we continued to reduce the capital invested in gaming operations compared to the prior year period. A 14% improvement to $68.75 in the average daily revenue, coupled with the 12% improvement in the average installed base, produced a 28% year-over-year increase in participation revenue from our gaming operations business.

2.	Priority: Grow our North American market share by innovating differentiated products.

Quarter Ended September 2008 Result: The North American replacement cycle has lengthened and the economy has slowed, thus overall industry demand has been reduced. In spite of this, our new unit shipments in North America were up 9% compared to the prior year period due to our continued ability to gain market share with high earning products in a competitive marketplace. In addition, our expanded product bandwidth, coupled with our strength in available content contributed directly to the stronger demand for our game conversions. We are dependent, in part, on innovative new products, casinos expansions and new market opportunities to generate growth. We have continued to increase our spending on research and development activities to be able to offer creative and high earning products to our customers and for the quarter ended September 2008, such expenses are up $5.2 million or 31% over the prior year period. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Priority: Expand the breadth and profitability of our international business.

Quarter Ended September 2008 Result: During the three months ended September 30, 2008 international shipments increased 17% from the prior year period, driven by strong demand across the range of international markets, from Asia to Latin America to Eastern Europe. Shipments to international markets represented 38% of our total new unit shipments in the quarter ended September 2008, compared with 37% for the prior year period. We are accomplishing this international success through the simultaneous introduction of new products in both the domestic and international markets, and thereby capitalizing globally on the popularity and success of our newest introductions. In late fiscal 2008, Orion Gaming launched its new Twinstar2 gaming machine and its new N-Able operating system which we expect will drive greater demand for Orion Gaming products in the future. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives.

4.	Priority: Improve our margins.

Quarter Ended September 2008 Result: Our operating margin improved 340 basis points to 16.1% for the three months ended September 30, 2008 from 12.7% for the prior year period even as research and development expenses increased year-over year by $5.2 million, or 31%. For the three months ended September 30, 2008, our overall gross profit margin improved by 300 basis points to 63.1% led by a 240 basis point increase to 50.1% in our product sales margin. We are still only in the early stages of implementing our lean sigma and strategic sourcing initiatives, but we are realizing positive results, and we believe these initiatives will continue to drive margin improvement in future years. We expect to benefit from an expanded volume of business which should result in greater volume discounts from our suppliers and enable us to spread our overhead costs over a larger number of units thereby reducing cost per unit. In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines.

5.	Priority: Increase our operating cash flow.

Quarter Ended September 2008 Result: For the three months ended September 30, 2008 net cash provided by operations increased by $9.3 million to $47.9 million, or 24% higher than the prior year period. A cross functional focus on improving utilization of working capital resulted in improving our inventory turns and reducing our days sales outstanding. In addition, significant improvement is being made in our ability to more effectively manage the capital deployed in our gaming operations business. During the three months ended September 30, 2008, the installed footprint of participation gaming machines increased 295 units or 3%, while our investment in gaming operations equipment totaled $13.5 million, compared to the $14.8 million invested in the prior year period. Our investment in gaming operations equipment reflects the continued strong positive response to our three new participation platforms: Community Gaming, Sensory Immersion and Transmissive Reels®; as well as the launch in the September 2008 quarter of our fourth platform: Adaptive Gaming®. As a result of our improving cash flow, our total cash, cash equivalents and restricted cash as of September 30, 2008, rose 7% to $127.5 million from $119.6 million as of June 30, 2008.

The priorities for the utilization of our improving cash flow are to continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property, continuing to seek acquisitions that can extend our international presence, increase our intellectual property portfolio, and expand our earnings potential and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the three months ended September 30, 2008, our research and development spending increased $5.2 million over the prior year period. We spent $1.1 million in investments and advances in royalties, licensed technologies, patents and trademarks, and we funded approximately $13.4 million of common share repurchases.

Server-Enabled Networked Gaming

We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server in the casino data center. Once the gaming machines are on the server-enabled network, new applications, game functionality, and system-wide features can be enabled. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of product offerings. We have been introducing the foundational technologies and hardware for NG to the market through different products since the September 2006 quarter and we will continue to implement this strategy in fiscal 2009 leading up to the launch of our WAGE-NET™ NG system in fiscal 2010.

Our vision for NG expands on the basic functionality of downloadable games, remote configuration of betting denominations and central determination of game outcomes and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe NG will permit game play to be communal among many players. We also expect that with networked gaming machines we will be able to offer system wide features and game functionality along with applications that add value to casino operators’ operations. We will continue NG development, working with our competitors and customers to ensure the future is powered by a true open standards approach where games, networks, servers and software from multiple suppliers are compatible with each other through the use of industry standard communication protocols.

Our path to the NG marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of NG systems. Fiscal 2007 was highlighted by the successful launch of Community Gaming, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of games, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform is the basis for our server-enabled Bluebird2 gaming machines. CPU-NXT2 drives our Transmissive Reels platform and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion platform. Further, we combined an interactive see-through LCD with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the NG slot floor. We launched Adaptive Gaming, another key component to our NG technology in July 2008. We conducted a soft launch of our new server-ready Bluebird2 cabinet in the September 2008 quarter with the commercial launch expected to begin in the December 2008 quarter. At the G2E trade show in November 2007 and the ICE trade show in January 2008, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 cabinets using the CPU-NXT2 operating system and new games with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association: G2S and S2S.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology. This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG infrastructures. Also in February 2008 we received GLI approval on the first-point release of our WAGE-NET NG system, incorporating GSA communication standards and basic NG functionality, which was placed for field trial at a popular tribal casino. In July 2008 we received similar approval from the Nevada gaming regulators and began a field trial at a popular Las Vegas strip casino. While basic in functionality, this NG system represents the first step in the process to receive regulatory approval of the first commercial version of WAGE-NET. We are pleased with the feedback and field test results thus far; and we continue to expect final approval of the first commercial version of the WAGE-NET system in fiscal 2010.

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of September 30, 2008, we had a total open authorization of approximately $100 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the quarter ended September 30, 2008, we purchased 322,645 shares for approximately $9.6 million, including amounts accrued at September 30, 2008, at an average cost of approximately $29.80 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. We have not made any changes relating to the application of these policies during the three months ended September 30, 2008.

We have discussed the development, selection and disclosure of our critical accounting policies and estimation with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in spring and slowest in the summer months, while gaming operations revenue are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Three Months Ended September 30,		Increase (Decrease)		Percent Increase (Decrease)
	2008	2007
Product Sales Revenues
New unit sales revenues	$73.2	$62.8	$10.4		16.6%
Other product sales revenues	14.0	18.1	(4.1)		(22.7)

Total product sales revenues	$87.2	$80.9	$6.3		7.8

New units sold	5,492	4,894	598		12.2
Average sales price per new unit	$13,331	$12,840	$491		3.8
Gross profit on product sales revenues(1)	$43.7	$38.6	$5.1		13.2
Gross margin on product sales revenues(1)	50.1%	47.7%	240	bp	5.0

Gaming Operations Revenues
Participation revenues	$59.4	$46.3	$13.1		28.3
Other gaming operations revenues	4.8	5.3	(0.5)		(9.4)

Total gaming operations revenues	$64.2	$51.6	$12.6		24.4

WAP games at period end	1,946	1,651	295		17.9
LAP games at period end	2,162	2,321	(159)		(6.9)
Stand-alone games at period end	5,508	4,722	786		16.6

Total installed participation base at period end	9,616	8,694	922		10.6

Average participation installed base	9,394	8,351	1,043		12.5
Average revenue per day per participation machine	$68.75	$60.28	$8.47		14.1

Installed casino-owned daily fee games at period end	792	779	13		1.7
Average casino-owned daily fee games installed base	788	749	39		5.2

Gross profit on gaming operations revenue(1)	$51.9	$41.0	$10.9		26.6
Gross margin on gaming operations revenue(1)	80.8%	79.5%	130	bp	1.6

Total revenues	$151.4	$132.5	$18.9		14.3
Total gross profit(1)	$95.6	$79.6	$16.0		20.1
Total gross margin(1)	63.1%	60.1%	300	bp	5.0

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for the September 2008 quarter increased 14.3%, or $18.9 million, over the September 2007 quarter, reflecting:

➢	A $10.4 million, or 16.6%, increase in new unit sales revenue as a result of:

➢	A 598 unit, or 12.2%, increase in new units sold.

•	International new units sold increased 17.0% over the prior year, reflecting continued broad-based demand across a wide-range of international markets, from Latin America to Europe to Asia.

•	North American new units sold increased 9.4% reflecting ongoing demand for our higher earning products even as the North American replacement cycle continues to be sluggish and the economy slows.

•	Sales of mechanical reel products totaled 1,469 units, or approximately 26.7% of total new units sold compared to 29.1% of units sold in the prior year period.

➢

A 3.8% increase in the average selling price of new gaming units, principally reflecting the of modestly higher sales mix of premium-priced products such as from our soft launch of the Bluebird2 gaming cabinet as well as higher list prices.

➢

A $4.1 million, or 22.7%, decrease in other product sales revenues, reflecting lower sales of lower-margin used gaming machines and parts, partially offset by a slight increase in game conversion kit revenues stemming from a higher average sales price partially offset by slightly lower units.

➢	We earned revenue on more than 2,400 game conversion kits in the September 2008 quarter, compared to over 2,500 game conversion kits in the prior year period.

➢	We sold approximately 1,000 used gaming machines during the September 2008 quarter, compared to nearly 1,500 used gaming machines in the prior year period.

➢	A $13.1 million, or 28.3%, growth in participation revenues due primarily to:

➢

A 12.5% increase, or 1,043 units, in the average installed base of participation gaming machines in the September 2008 quarter, driven by the growth in our stand-alone and WAP installed bases. The stand-alone installed base increased by 786 units primarily due to growth in our Community Gaming platform series thoughout the last twelve months and the launch in the September 2008 quarter of our fourth technology platform, Adaptive Gaming. The WAP units in the installed base as of September 30, 2008 was 295 units higher than at September 30, 2007, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels platforms. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 20% and 19% of the installed base at September 30, 2008 and 2007, respectively.

➢	Overall average revenue per day increased by $8.47, or 14.1%, principally reflecting favorable player response to the new games for our four innovative participation platforms.

➢	A $0.5 million, or 9.4%, decrease in other gaming operations revenues as we experienced lower royalty revenues.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 20.1%, or $16.0 million, to $95.6 million for the September 2008 quarter from $79.6 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues of 50.1% for the September 2008 quarter, compared to 47.7% for the prior year period. Gross margin for the 2008 period reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with greater sales of premium gaming machines and higher list prices in the current year period.

➢

Gross margin on gaming operations revenues of 80.8% in the September 2008 quarter was up slightly from the prior year period, reflecting the positive influence of the high performing Community Gaming, Sensory Immersion, Transmissive Reels and Adaptive Gaming games.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended September 30,
	2008		2007		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$22.0	14.5%	$16.8	12.7%	$5.2	31.0%
Selling and administrative	32.2	21.3	27.8	21.0	4.4	15.8
Depreciation	17.1	11.3	18.2	13.7	(1.1)	(6.0)

Total operating expenses	$71.3	47.1%	$62.8	47.4%	$8.5	13.5%

Research and development expenses increased $5.2 million to $22.0 million in the September 2008 quarter, compared to $16.8 million in the prior year period. The year-over-year increase reflects:

➢	our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio; and

➢

higher costs to accelerate new systems and enterprise-wide system applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the advent of server-enabled, networked gaming;

➢	increased payroll-related costs associated with headcount increases and performance-based incentives associated with improved operating performance.

Selling and administrative expenses increased $4.4 million to $32.2 million in the September 2008 quarter compared to $27.8 million in the prior year period. The year-over-year increase includes:

➢	higher marketing, promotion and distribution costs related to the roll-out of new products and branding initiatives;

➢

increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and performance based incentives associated with improved operating performance;

➢	higher spending on customer service activities to support our larger participation installed base and increased customer touch points; and

➢	higher bad debt expense.

Depreciation expense decreased $1.1 million to $17.1 million in the September 2008 quarter compared to $18.2 million in the prior year period. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games and increased longevity of the gaming machine.

Interest Expense

We incurred interest expense of $0.9 million for the quarter ended September 2008 compared to $1.0 million for the prior year period.

Interest and Other Income, Net

Interest and other income, net decreased by $0.1 million to $1.0 million.

Income Taxes

The effective income tax rates were approximately 35.7% and 34.3% for the quarters ended September 2008 and 2007, respectively.

The September 2008 quarter effective tax rate reflects:

➢	increased income; and

➢	higher domestic manufacturing deduction.

The September 2007 quarter effective tax rate reflects:

➢	the research and development tax credit which expired on December 31, 2007.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly tax rate, as necessary. In early October 2008, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008 and will continue through calendar year 2009. Due to the accounting rules, we could not record any of this benefit in the September 2008 quarter. In the December 2008 quarter we expect to record a benefit of approximately $0.03 per diluted share, of which approximately $0.02 per diluted share will be attributable to the nine months ended September 30, 2008. This will cause the December effective tax rate to be approximately 30%, lower than the anticipated quarterly effective rate for the March and June 2009 quarters, which we expect will be approximately 35%.

Earnings Per Share

Diluted earnings per share increased to $0.27 for the September 2008 quarter from $0.19 for prior year period. The increase in earnings per share is attributable to increased net income for the period and a lower number of diluted common stock and common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Our use of cash flow from operations is largely for working capital to support our revenue base. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue increase or decrease, causing a corresponding change in working capital. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash from operations, and, if necessary, proceeds from additional borrowings or additional equity offerings. Capital commitments are made for property, plant and equipment and gaming operations equipment; other commitments made relate primarily to licensing or technology agreements to obtain access to third-party brands, intellectual properties or technologies that we have not developed internally. Also, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements.

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions):

	September 30, 2008	June 30, 2008	Increase / (Decrease)
			Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$127.5	$119.6	$7.9	6.6%
Total current assets(A)	388.5	413.3	(24.8)	(6.0)
Total assets	753.5	772.7	(19.2)	(2.5)
Total current liabilities(B)	89.6	116.6	(27.0)	(23.2)
Long-term debt	115.0	115.0	—	—
Stockholders’ equity	516.7	510.8	5.9	1.2
Net working capital (A) – (B)	298.9	296.7	2.2	0.7

(1)	Includes restricted cash of $18.0 million at September 30, 2008 and $18.8 million at June 30, 2008. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $2.2 million from June 30, 2008, and was primarily affected by the following components:

➢	An increase in cash, cash equivalents and restricted cash of $7.9 million due primarily to our increased profitability and better management of working capital;

➢

A decrease in total current accounts and notes receivable, net, of $34.0 million or 17.1%, to $164.5 million compared to $198.5 million at June 30, 2008, reflecting the impact of improved collection efforts and lower sequential quarter over quarter revenues; and

➢

A $12.6 million decrease in accrued compensation and related benefits due to payment of fiscal 2008 cash performance based incentives, coupled with a decrease in accounts payable of $4.9 million as we continue to manage purchasing and inventory levels, and a $9.5 million decrease in other accrued liabilities due to timing of payments.

As described in Note 12, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $21.0 million including contingent payments that are not recorded in our Condensed Consolidated Balance Sheets.

We believe that total cash and cash equivalents of $127.5 million at September 30, 2008, inclusive of $18.0 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations equipment, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the current fiscal year. In fiscal 2009 and 2010, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our $100 million revolving credit facility. We will, however, assess market opportunities as they arise.

Of our $127.5 million of total cash, cash equivalents and restricted cash at September 30, 2008, approximately $99 million is invested in various money market funds. The banking institutions that sponsor these money market funds have elected to participate in the Temporary Guarantee Program for U.S. Money Market Fund sponsored by the U.S. Treasury which guarantees the amount of money market funds at September 19, 2008 and our balance invested at that date was approximately $99 million. Currently this program ends on December 19, 2008, although the Secretary of Treasury has the discretion to extend the program in three month increments through September 19, 2009. The remaining $28 million of cash, cash equivalents and restricted cash is primarily cash held at various banking institutions. Approximately $9 million is held in cash accounts at international bank institutions and the remaining $19 million is primarily held in overnight sweep accounts at JPMorgan Chase and Bank of America.

Convertible Subordinated Notes

At September 30, 2008, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowings through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire such shares of our common stock. At September 30, 2008, approximately $92.3 million was available for such purposes under the most restrictive of these covenants. In September 2008, we amended our revolving credit agreement to allow for an increase in our international intercompany loans and investments over the life of the agreement. No amounts were outstanding under the revolving credit facility as of September 30, 2008 and June 30, 2008. In October 2008, due to the volatility and lack of liquidity in the capital markets, we borrowed $25 million on our revolving credit facility and invested the proceeds in treasury bills with 30 day maturities. We have no immediate plans for the use of the funds and will evaluate paying down the credit facility as the global economy and capital markets improve.

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of September 30, 2008, we had a total open authorization of approximately $100 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the first quarter ended September 30, 2008, we purchased 322,645 shares for approximately $9.6 million at an average cost of approximately $29.80 per share.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Three Months Ended September 30,		Change
	2008	2007
Net cash provided by (used in):
Operating activities	$47.9	$38.6	$9.3
Investing activities	(26.0)	(26.6)	0.6
Financing activities	(12.5)	8.8	(21.3)
Effect of exchange rates on cash and cash equivalents	(0.7)	3.0	(3.7)

Net increase in cash and cash equivalents	$8.7	$23.8	$(15.1)

Operating activities: The $9.3 million increase in cash provided by operating activities for the quarter ended September 2008 compared to the prior year period resulted from:

➢	A positive impact from the $4.6 million increase in net income, partially offset by a $1.1 million decrease in depreciation;

➢	A positive impact from a $4.0 million increase in non-cash items, including share-based compensation, amortization of intangibles and other assets and other non-cash expenses; and

➢	A positive impact from improved utilization of working capital indicated by a $1.3 million net improvement in changes in operating assets and liabilities.

Investing Activities: The $0.6 million decrease in cash used by investing activities for the quarter ended September 2008 compared to the prior year period was primarily due to:

➢	A $1.3 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the quarter ended September 2008 to $13.5 million;

➢

An $0.3 million reduction in investments and advances in royalties, licensed technologies, patents and trademarks to $1.1 million in the quarter ended September 2008, as well as lower cash used in purchasing businesses as $0.2 million of cash was used for the acquisition of SiP in the prior year period; and

➢

A $1.2 million increase in the amount invested in property, plant and equipment during the quarter ended September 2008 period to $11.4 million, as we continue to invest in future expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software.

Financing Activities: The $21.3 million decrease in cash provided by financing activities for the quarter ended September 2008 compared to the prior year period was primarily due to:

➢	The use of $13.4 million in the quarter ended September 2008 to repurchase common stock compared to none in the prior year period; and

➢

A $7.9 million reduction in the cash received and tax benefit from the exercised stock options. The amount we received from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property and technologies that are not recorded on our Condensed Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments.

Our contractual obligations have not changed materially, outside the ordinary course of business, since those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, except for an increase of approximately $7 million in certain guaranteed minimums resulting from amendments to employment agreements.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2008, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 13, “Litigation,” to our Condensed Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of September 30, 2008, we were not aware of any obligations arising under these agreements that would require material payments.

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock, equity based performance units, performance-based restricted stock units and deferred stock units to our employees, officers, directors and consultants and warrants to a licensor, and we have issued convertible subordinated notes.

Performance Bonds

We have performance bonds outstanding of $1.0 million at September 30, 2008, to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Self-Insurance

We are self-insured for various levels of workers’ compensation, electronic errors and omissions liability, automobile collision insurance, as well as employee medical, dental, prescription drug and disability coverage. We purchase stop-loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims and estimates of claims incurred but not reported.

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

There has been no material change in our assessment of the risk factors affecting our business since the presentation of risk factors described under Item 1A, “Risk Factors” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the Securities and Exchange Commission (the “Commission”).

You are advised to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports filed with the Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes. There have been no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” for the fiscal year ended June 30, 2008.

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

Changes in Internal Control over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No changes have occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Item 3, “Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 1A.	RISK FACTORS

WMS is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A, “Business – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the first quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
July 1, 2008 – July 31, 2008	—	—	—	$10,065,990
August 1, 2008 – August 31, 2008	112,245	$30.86	112,245	$106,548,101
September 1, 2008 – September 30, 2008	210,400	$29.24	210,400	$100,396,510
Total	322,645	$29.80	322,645	$100,396,510

(1)	On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of September 30, 2008, we had a total open authorization of approximately $100 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

3.3	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Amendment No. 3 to Credit Agreement, dated as of September 19, 2008, between the Corporation and the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle Bank National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on September 24, 2008.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: October 31, 2008	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: October 31, 2008	By:	/s/ John P. McNicholas Jr.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

3.3	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Amendment No. 3 to Credit Agreement, dated as of September 19, 2008, between the Corporation and the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle Bank National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on September 24, 2008.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.