Form 10-Q
period 2008-12-31
WMS INDUSTRIES INC /DE/
filed 2009-02-04
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

Large accelerated filer  ☑    Accelerated filer  ☐     Non-accelerated filer  ☐ (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,323,525 shares of common stock, $0.50 par value, were outstanding at January 30, 2009.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended December 31, 2008 and 2007

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
REVENUES:
Product sales	$115.0	$104.7	$202.2	$185.6
Gaming operations	63.4	54.5	127.6	106.1

Total revenues	178.4	159.2	329.8	291.7

COSTS AND EXPENSES:
Cost of product sales(1)	57.2	54.4	100.7	96.7
Cost of gaming operations(1)	11.6	11.3	23.9	21.9
Research and development	25.9	17.5	47.9	34.3
Selling and administrative	36.4	34.1	68.6	61.9
Depreciation(1)	17.0	17.8	34.1	36.0

Total costs and expenses	148.1	135.1	275.2	250.8

OPERATING INCOME	30.3	24.1	54.6	40.9

Interest expense	(1.3)	(1.0)	(2.2)	(2.0)
Interest income and other, net	4.9	1.4	5.9	2.5

Income before income taxes	33.9	24.5	58.3	41.4
Provision for income taxes	10.2	8.5	18.9	14.3

NET INCOME	$23.7	$16.0	$39.4	$27.1

Earnings per share:
Basic	$0.48	$0.32	$0.79	$0.54

Diluted	$0.41	$0.27	$0.68	$0.46

Weighted-average common shares:
Basic common stock outstanding	49.3	50.2	49.6	50.0

Diluted common stock and common stock equivalents	58.9	61.0	59.4	60.9

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:

Cost of product sales	$1.0	$0.9	$1.9	$1.7
Cost of gaming operations	$13.3	$14.7	$26.5	$30.1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2008 and June 30, 2008

(in millions of U.S. dollars and millions of shares)

	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117.8	$100.8
Restricted cash and cash equivalents	17.6	18.8

Total cash, restricted cash and cash equivalents	135.4	119.6

Accounts receivable, net of allowances of $4.2 and $3.0, respectively	99.3	131.8
Notes receivable, current portion	68.1	66.7
Inventories	49.0	59.9
Deferred income tax assets	8.3	7.3
Other current assets	33.6	28.0

Total current assets	393.7	413.3

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $192.3 and $169.9, respectively	76.0	75.4
Property, plant and equipment, net of accumulated depreciation of $80.8 and $72.2, respectively	136.5	125.7
Intangible assets	100.4	106.3
Deferred income tax assets	38.5	34.9
Other assets	21.5	17.1

Total non-current assets	372.9	359.4

TOTAL ASSETS	$766.6	$772.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39.7	$47.0
Accrued compensation and related benefits	18.2	22.6
Other accrued liabilities	30.7	47.0

Total current liabilities	88.6	116.6

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	19.6	16.2
Long-term debt	115.0	115.0
Other non-current liabilities	15.7	14.1

Total non-current liabilities	150.3	145.3
Commitments, contingencies and indemnifications (see Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 51.0 and 51.0 shares issued, respectively)	25.5	25.5
Additional paid-in capital	303.8	298.1
Retained earnings	243.3	203.9
Accumulated other comprehensive income	1.5	8.1
Treasury stock, at cost (1.7 and 0.8 shares, respectively)	(46.4)	(24.8)

Total stockholders’ equity	527.7	510.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$766.6	$772.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2008 and 2007

(in millions of U.S. dollars)

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39.4	$27.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34.1	36.0
Amortization of intangible and other assets	8.5	7.3
Share-based compensation	8.5	8.1
Other non-cash expenses	11.5	3.8
Deferred income taxes	(1.2)	(2.2)
Change in operating assets and liabilities, net of acquisitions	0.3	(10.2)

Net cash provided by operating activities	101.1	69.9

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(28.1)	(28.7)
Purchase of property, plant and equipment	(21.2)	(19.8)
Investment and advances in royalties, licensed technologies, patents and trademarks	(3.8)	(6.0)
Other	—	(0.9)

Net cash used in investing activities	(53.1)	(55.4)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under revolving credit facility	25.0	—
Repayments of borrowings under revolving credit facility	(25.0)	—
Purchase of treasury stock	(30.5)	(10.0)
Cash received from exercise of stock options	0.8	10.8
Tax benefit from exercise of stock options	0.2	4.9

Net cash (used in) provided by financing activities	(29.5)	5.7

Effect of Exchange Rates on Cash	(1.5)	0.3

INCREASE IN CASH AND CASH EQUIVALENTS	17.0	20.5
CASH AND CASH EQUIVALENTS, beginning of period	100.8	37.2

CASH AND CASH EQUIVALENTS, end of period	$117.8	$57.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2008 included in our Annual Report on Form 10-K filed with the SEC on August 28, 2008. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

We are engaged in one business segment: the design, manufacture, and distribution of gaming machines (video and mechanical reel type) and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. We have production facilities in the United States and the Netherlands, with development and distribution offices located in the United States, Argentina, Australia, Austria, Canada, China, Italy, the Netherlands, South Africa, Spain, and the United Kingdom.

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $5.3 million for both the three months ended December 31, 2008 and 2007 and $10.3 million and $10.0 million for the six months ended December 31, 2008 and 2007, respectively.

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

3.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$23.7	$16.0	$39.4	$27.1
After tax interest expense and amortization of issuance cost on convertible subordinated notes	0.5	0.5	1.0	1.0

Diluted earnings (numerator)	$24.2	$16.5	$40.4	$28.1

Basic weighted average common shares outstanding	49.3	50.2	49.6	50.0
Dilutive effect of stock options	0.8	1.9	1.0	2.0
Dilutive effect of restricted common stock and warrants	0.1	0.2	0.1	0.2
Dilutive effect of convertible subordinated notes	8.7	8.7	8.7	8.7

Diluted weighted average common stock and common stock equivalents (denominator)	58.9	61.0	59.4	60.9

Basic earnings per share of common stock	$0.48	$0.32	$0.79	$0.54

Diluted earnings per share of common stock and common stock equivalents	$0.41	$0.27	$0.68	$0.46

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	2.5	—	1.9	0.1

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2008	June 30, 2008
Raw materials and work-in-process	$33.5	$40.1
Finished goods	15.5	19.8

Total inventories	$49.0	$59.9

5.	INTANGIBLE ASSETS

General

Intangible assets recorded on our Condensed Consolidated Balance Sheets consisted of the following:

	December 31, 2008	June 30, 2008
Goodwill	$20.0	$21.9
Finite lived intangible assets, net	84.4	87.6
Indefinite lived intangible assets	3.6	3.6
Less: royalty advances and licensed or acquired technologies, short-term	(7.6)	(6.8)

Total long-term intangible assets	$100.4	$106.3

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2008 include:

Goodwill balance at June 30, 2008	$21.9
Additions	—
Foreign currency translation adjustment	(1.9)

Goodwill balance at December 31, 2008	$20.0

Other Intangible Assets

Other intangible assets consisted of the following:

	December 31, 2008			June 30, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent and music	$71.6	$(38.9)	$32.7	$72.9	$(37.6)	$35.3
Licensed or acquired technologies	40.7	(8.5)	32.2	39.2	(7.4)	31.8
Patents	19.7	(3.5)	16.2	18.5	(2.1)	16.4
Customer relationships	4.7	(2.0)	2.7	5.2	(1.7)	3.5
Trademarks	1.0	(0.4)	0.6	0.9	(0.3)	0.6

Total	$137.7	$(53.3)	$84.4	$136.7	$(49.1)	$87.6

Indefinite lived intangible assets:
Acquired brand names	$3.6	$—	$3.6	$3.6	$—	$3.6

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The following table summarizes additions to other intangible assets during the six months ended December 31, 2008. Additions include capitalized legal costs and expenditures to third parties.

Total Additions
Finite lived intangibles:
Royalty advances for licensed brands, talent and music	$1.5
Licensed or acquired technologies	1.0
Patents	1.2
Customer relationships	—
Trademarks	0.1

Total	$3.8

Indefinite lived intangibles:
Acquired brand names	$—

Additions to royalty advances and licensed or acquired technologies have a weighted-average life of 2.0 years. A majority of the other patent additions pertain to unissued patent applications and we anticipate that a majority of these patents will be amortized over four to seventeen years beginning in approximately July 2009. Certain of our intangible assets are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Amortization expense for royalty advances and licensed or acquired technologies, patents and trademarks was $3.6 million and $3.2 million for the three months ended December 31, 2008 and 2007, respectively and $6.6 million and $5.2 million for the six months ended December 31, 2008, respectively. If all of our remaining licensed or acquired technologies were to have no further value to us, we would record a charge of up to $32.2 million.

The estimated aggregate amortization expense for finite live intangible assets for each of the next five years is as follows:

2009 (remaining six months of fiscal year)	$3.7
2010	10.1
2011	10.7
2012	11.2
2013	15.3

The estimated aggregate future intangible amortization as of December 31, 2008 does not reflect the significant commitments we have for future payments for royalty advances and licensed or acquired technologies. See Note 11, “Commitments, Contingencies and Indemnifications.”

6.	INCOME TAXES

The effective income tax rate was approximately 30.1% and 34.7% for the three months ended December 31, 2008 and 2007, respectively and 32.4% and 34.5% for the six months ended December 31, 2008 and 2007, respectively. The lower rate in fiscal 2009

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

periods primarily results from the retroactive reinstatement of the research and development credit. The research and development tax credit legislation expired on December 31, 2007. In early October 2008, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008. The effective income tax rate for the December 2008 three and six month periods include the impact of the retroactive reinstatement of the research and development tax credit to the beginning of calendar year 2008. In the December 2008 quarter we recorded a benefit of approximately $0.03 per diluted share, of which approximately $0.02 per diluted share was attributable to the nine months ended September 30, 2008.

We adopted the provisions of FIN 48 on July 1, 2007. As of December 31, 2008, we had $6.8 million of gross unrecognized tax benefits excluding accrued interest and penalties of $0.9 million. Of the total unrecognized tax benefits, including accrued interest and penalties of $0.6 million, $7.4 million (net of the federal benefit) represents the portion that, if recognized, would impact the effective tax rate. We file tax returns in various jurisdictions and do not anticipate a significant change in the amount of unrecognized tax benefits within the next twelve months.

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

Convertible Subordinated Notes

At December 31, 2008, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and such conversion would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

As of December 31, 2008, the fair value of the convertible subordinated notes was $234.6 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowings through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire such shares of our common stock. At December 31, 2008, approximately $90.5 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of December 31, 2008 and June 30, 2008.

8.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLAN

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of December 31, 2008, we had a total open authorization of approximately $85 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the six months ended December 31, 2008, we purchased 1,033,356 shares for approximately $25.5 million at an average cost of approximately $24.67 per share. During the six months ended December 31, 2007, we purchased 306,101 shares for approximately $10.0 million at an average cost of $32.61 per share.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

General

Total share-based payment expense for the three months ended December 31, 2008 and 2007 was $5.2 million and $4.9 million, respectively and $8.5 million and $8.1 million for the six months ended December 31, 2008 and 2007, respectively. In September 2008, our Board of Directors approved the annual equity grants for fiscal 2009 to select employees under our long-term incentive program which are included in the disclosures below.

Stock Options

For the six months ended December 31, 2008, we granted stock options to certain employees of our Company. The number of options awarded to each person varied. The options vest from a range of three to four years, with an expiration of 7 years from date of grant. The options range in fair value from $8.91 - $11.41 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 1.49% - 2.61%; expected life between 4.50 - 4.75 years; expected volatility of 0.39; and 0.0% dividend yield. Stock option activity was as follows for the six months ended December 31, 2008:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2008	4.6	$20.53
Granted	1.0	28.06
Exercised	—	—
Expired or Cancelled	—	—
Forfeited	—	—

Stock options outstanding at December 31, 2008	5.6	$21.89	5.8	$33.0

Stock options exercisable at December 31, 2008	3.3	$18.62	5.4	$28.2

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Restricted Stock Awards Grants

For the six months ended December 31, 2008, we granted restricted stock, restricted stock units, and performance-based restricted stock units to non-employee directors and certain employees which vest from a range of two to four years on the grant-date anniversary. Restricted stock share and restricted stock unit activity was as follows for the six months ended December 31, 2008:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.3	$27.60
Granted	0.1	29.35
Vested	(0.1)	30.50

Nonvested balance at December 31, 2008	0.3	$27.45

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Restricted Stock Units (including Performance- based Stock Units)	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.1	$25.31
Granted	0.2	29.35
Vested	—	—

Nonvested balance at December 31, 2008	0.3	$28.53

(1)	For restricted stock shares and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

For the six months ended December 31, 2008, we granted equity-based performance units, which will vest upon achievement of performance goals set by the Board. The shares of stock ultimately issued to participants will be dependent upon the extent to which the financial performance goals over the three year period ended June 30, 2011 are achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. We record a provision for equity-based performance units outstanding based on the current assessment of achievement of the performance goals. Equity-based performance unit activity was as follows for the six months ended December 31, 2008:

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.3	$21.52
Granted	0.1	29.35
Vested	—	—

Nonvested balance at December 31, 2008	0.4	$23.92

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

9.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net income	$23.7	$16.0	$39.4	$27.1
Foreign currency translation adjustment	(2.2)	2.7	(6.6)	6.3

Total comprehensive income	$21.5	$18.7	$32.8	$33.4

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $0.2 million and $2.0 million for the six months ended December 31, 2008 and 2007, respectively.

11.	COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

At December 31, 2008, we had total royalty and license fee advances and payments made and potential future royalty and license fee commitments as follows:

Minimum Commitments
Total royalty and license fee commitments, including contingent payments of $2.3 million	$128.0
Advances and payments made	(109.3)

Potential future payments, including contingent payments of $2.3 million	$18.7

As of December 31, 2008, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2009 (remaining six months of fiscal year)	$7.8
2010	5.5
2011	5.2
2012	0.2
2013	—
Thereafter	—

Total	$18.7

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2008, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 12, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

arising from these indemnification obligations in certain circumstances. As of December 31, 2008, we were not aware of any obligations arising under these agreements that would require material payments.

Performance Bonds

We have performance bonds outstanding of $1.0 million at December 31, 2008 to one customer related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

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

In December 2008, we settled a trademark lawsuit against a third party for a cash settlement of $5.0 million, which is included in the Interest income and other, net line in our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2008.

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

Product names mentioned in this Report are trademarks of WMS Gaming Inc.

OVERVIEW

Our mission is “Through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences.” We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Our products consist primarily of video gaming machines, mechanical reel gaming machines and VLTs. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. We generate revenue in two principal ways: from product sales and from gaming operations.

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

OUR FOCUS

While we expect continued growth in the second half of fiscal 2009, as anticipated, it will be at a lower growth rate than in the first half of fiscal 2009 and we expect the March 2009 quarter will be the most challenging of our 2009 fiscal year. Our fiscal third quarter 2009 outlook takes into account that we expect the domestic marketplace to continue to be impacted by the slow replacement cycle and a low-level of new casino openings and expansions. While the March 2009 quarter will have few casino expansions or new openings, based upon customers’ scheduled openings, we expect an up-tick in new openings and expansions during the June 2009 quarter. Our expectations reflects our realistic assessment based on the visibility we have for existing organic growth trends, as well as our sensitivity for typical seasonal influences on average daily revenue in our gaming operations business and the anticipated impact on consumer spending related to the economic environment. In today’s difficult economic environment, we’re maintaining our commitment toward market share and financial growth while remaining careful not to overextend or overreach.

With the marketplace dynamics of continued lower replacement demand, coupled with a slowing economy especially in North America, we remained focused on five key strategic priorities: 1) drive growth in our gaming operations business, while selectively investing our capital deployed in that business; 2) grow our North American market share by innovating differentiated products; 3) expand the breadth and profitability of our international business; 4) improve our gross profit and operating margins; and 5) increase our operating cash flow.

1.	Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Quarter Ended December 2008 Result: During the three months ended December 31, 2008, our average installed base of participation gaming machines increased 8% over the prior year period and, at December 31, 2008, our total installed participation footprint stood at 9,741 units compared to 9,186 units at December 31, 2007. Growth in the installed base was primarily led by our stand-alone units due to the success of our Community Gaming® series and our WAP units. Our WAP units at December 31, 2008 comprised 21% of the footprint compared to 20% at December 31, 2007. A shift in strategy to focus on return on investment of our gaming operations assets has resulted in continued improved revenue per day for the quarter ended December 2008. This strategy includes limiting the number of gaming machines for specific new themes at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. A 10% improvement to $66.57 in the average daily revenue, coupled with the 8% improvement in the average installed base, produced a 19% year-over-year increase in participation revenue from our gaming operations business.

2.	Priority: Grow our North American market share by innovating differentiated products.

Quarter Ended December 2008 Result: The North American replacement cycle has lengthened and the economy has slowed, thus overall industry demand has been reduced. In spite of this, our new unit shipments in North America were up

8% compared to the prior year period due to our continued ability to gain market share with high earning products in a competitive marketplace. We are dependent, in part, on innovative new products, casinos expansions and new market opportunities to generate growth. We have continued to increase our spending on research and development activities to be able to offer creative and high earning products to our customers and for the quarter ended December 2008, such expenses are up $8.4 million or 48% over the prior year period. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Priority: Expand the breadth and profitability of our international business.

Quarter Ended December 2008 Result: During the three months ended December 31, 2008 international shipments increased 4% from the prior year period, driven by on-going demand for our high-performing products across the range of international markets. Shipments to international markets represented 37% of our total new unit shipments in the quarter ended December 2008, compared with 38% for the prior year period. We are accomplishing continued international success through the simultaneous introduction of new products in both the North American and international markets, thereby capitalizing globally on the popularity and success of our newest products. In late fiscal 2008, Orion Gaming launched its new Twinstar2 gaming machine and its new N-Able™ operating system which we expect will drive greater demand for Orion Gaming products in the future. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives.

4.	Priority: Improve our operating and gross profit margins.

Quarter Ended December 2008 Result: Our operating margin improved 190 basis points to 17.0% for the three months ended December 31, 2008 from 15.1% for the prior year period even as research and development expenses increased year-over year by $8.4 million, or 48%. For the three months ended December 31, 2008, our overall gross profit margin improved by 270 basis points to 61.4% led by a 230 basis point increase to 50.3% in our product sales gross margin. We are still only in the early stages of implementing our lean sigma and strategic sourcing initiatives, but we are realizing positive results, and we believe these initiatives will continue to drive margin improvement in future years. We expect to benefit from an expanded volume of business which should result in greater volume discounts from our suppliers and enable us to spread our overhead costs over a larger number of units thereby reducing cost per unit. In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines.

5.	Priority: Increase our operating cash flow.

Quarter Ended December 2008 Result: For the three months ended December 31, 2008 net cash provided by operations increased by $21.9 million to $53.2 million, or 70% higher than the prior year period. A cross functional focus on improving utilization of working capital resulted in improving our inventory turns and reducing our days sales outstanding. In addition, significant improvement is being made in our ability to more effectively manage the capital deployed in our gaming operations business. Our investment in gaming operations equipment reflects the continued strong positive response to our three new participation platforms: Community Gaming, Sensory Immersion and Transmissive Reels®; as well as the launch in the September 2008 quarter of our fourth platform: Adaptive Gaming®. As a result of our improving cash flow, our total cash, cash equivalents and restricted cash as of December 31, 2008, rose 13% to $135.4 million from $119.6 million as of June 30, 2008.

The priorities for the utilization of our improving cash flow are to continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property, continuing to seek acquisitions that can extend our international presence, increase our intellectual property portfolio, and expand our earnings potential and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the three months ended December 31, 2008, our research and development spending increased $8.4 million over the prior year period. We spent $2.7 million in investments and advances in royalties, licensed technologies, patents and trademarks, and we funded approximately $17.1 million of common share repurchases.

Server-Enabled Networked Gaming

We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server in the casino data center. Once the gaming machines are connected to the server-enabled network, new applications, game functionality, and system-wide features can be enabled. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of product offerings. We have been introducing the foundational technologies and hardware for NG to the market through different products since the September 2006 quarter and we will continue to implement this strategy in fiscal 2009 leading up to the launch of our WAGE-NET® NG system in fiscal 2010.

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

Our path to the NG marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of NG systems. Fiscal 2007 was highlighted by the successful launch of our Community Gaming platform, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of games, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform which is also the basis for our server-enabled Bluebird2 gaming machines which we launched in the December 2008 quarter. CPU-NXT2 also drives our Transmissive Reels platform and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion platform. We combined an interactive see-through LCD with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the NG slot floor. We launched Adaptive Gaming, another key component to our NG technology in July 2008. We conducted a soft launch of our new server-ready Bluebird2 cabinet in the September 2008 quarter with the commercial launch beginning in the December 2008 quarter.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology. This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG infrastructures. Also in February 2008 we received GLI approval on the first-point release of our WAGE-NET NG system, incorporating GSA communication standards and basic NG functionality, which was placed for field trial at a popular tribal casino. In July 2008 we received similar approval from the Nevada gaming regulators and began a field trial at a popular Las Vegas strip casino. In December 2008 after successful completion of the field trial, we obtained the approval by the Nevada Gaming Commission of the first generation WAGE-NET system, including the remote configuration and download applications. We also received GLI approval of the first generation WAGE-NET system. This version of WAGE-NET is GSA compliant, demonstrates our total commitment to support open architecture and standards-based protocols that our casino customers want and should expect, and will be further refined as we move forward toward commercialization in fiscal 2010.

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of December 31, 2008, we had a total open authorization of approximately $85 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the six months ended December 31, 2008, we purchased 1,033,356 shares for approximately $25.5 million at an average cost of approximately $24.67 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. We have not made any changes relating to the application of these policies during the three and six months ended December 31, 2008.

We have discussed the development, selection and disclosure of our critical accounting policies and estimation with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in spring and slowest in the summer months, while gaming operations revenue are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Three Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2008	2007
Product Sales Revenues
New unit sales revenues	$102.9	$89.7	$13.2		14.7%
Other product sales revenues	12.1	15.0	(2.9)		(19.3)

Total product sales revenues	$115.0	$104.7	$10.3		9.8

New units sold	7,518	7,064	454		6.4
Average sales price per new unit	$13,686	$12,683	$1,003		7.9
Gross profit on product sales revenues(1)	$57.8	$50.3	$7.5		14.9
Gross margin on product sales revenues(1)	50.3%	48.0%	230	bp	4.8

Gaming Operations Revenues
Participation revenues	$58.1	$48.8	$9.3		19.1
Other gaming operations revenues	5.3	5.7	(0.4)		(7.0)

Total gaming operations revenues	$63.4	$54.5	$8.9		16.3

WAP games at period end	2,063	1,810	253		14.0
LAP games at period end	2,304	2,294	10		0.4
Stand-alone games at period end	5,374	5,082	292		5.7

Total installed participation base at period end	9,741	9,186	555		6.0

Average participation installed base	9,490	8,767	723		8.2
Average revenue per day per participation machine	$66.57	$60.46	$6.11		10.1

Installed casino-owned daily fee games at period end	910	797	113		14.2
Average casino-owned daily fee games installed base	845	749	96		12.8

Gross profit on gaming operations revenue(1)	$51.8	$43.2	$8.6		19.9
Gross margin on gaming operations revenue(1)	81.7%	79.3%	240	bp	3.0

Total revenues	$178.4	$159.2	$19.2		12.1
Total gross profit(1)	$109.6	$93.5	$16.1		17.2
Total gross margin(1)	61.4%	58.7%	270	bp	4.6

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for the December 2008 quarter increased 12.1%, or $19.2 million, over the December 2007 quarter, reflecting:

➢	A $13.2 million, or 14.7%, increase in new unit sales revenue as a result of:

➢	A 454 unit, or 6.4%, increase in new units sold.

•	International new units sold increased 3.9% over the prior year, reflecting continued broad-based demand across a wide-range of international markets.

•	North American new units sold increased 8.0% reflecting ongoing demand for our higher earning products even as the North American replacement cycle continues to be sluggish and the economy slows.

•

Sales of mechanical reel products totaled 1,455 units, or approximately 19.4% of total new units sold compared to 30.4% of units sold in the prior year period. We believe customers may be reducing their capital spending on this product line until we launch the new Bluebird2 mechanical reel gaming machine with Transmissive Reel technology in the March 2009 quarter.

➢

A 7.9% increase in the average selling price of new gaming units, principally reflecting a greater sales mix of premium-priced products, such as from our launch of the Bluebird2 video gaming cabinet in the December 2008 quarter, as well as higher list prices.

➢

A $2.9 million, or 19.3%, decrease in other product sales revenues, reflecting lower sales of lower-margin used gaming machines and parts, partially offset by an increase in game conversion kit revenues stemming from a higher average sales price partially offset by slightly lower units.

➢	We earned revenue on more than 2,300 game conversion kits in the December 2008 quarter, compared to over 2,400 game conversion kits in the prior year period.

➢	We sold approximately 600 used gaming machines during the December 2008 quarter, compared to over 900 used gaming machines in the prior year period.

➢	A $9.3 million, or 19.1%, growth in participation revenues due primarily to:

➢

A 8.2% increase, or 723 units, in the average installed base of participation gaming machines in the December 2008 quarter, driven by the growth in our stand-alone and WAP installed bases. The stand-alone installed base increased by 292 units primarily due to growth in our Community Gaming platform series thoughout the last twelve months and the launch in the September 2008 quarter of our fourth technology platform, Adaptive Gaming. The WAP units in the installed base as of December 31, 2008 was 253 units higher than at December 31, 2007, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels platforms. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 21% and 20% of the installed base at December 31, 2008 and 2007, respectively.

➢	Overall average revenue per day increased by $6.11, or 10.1%, principally reflecting favorable player response to the new games for our four innovative participation platforms.

➢	A $0.4 million, or 7.0%, decrease in other gaming operations revenues as we experienced lower royalty revenues.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 17.2%, or $16.1 million, to $109.6 million for the December 2008 quarter from $93.5 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 50.3% for the December 2008 quarter, compared to 48.0% for the prior year period. Gross margin for the December 2008 quarter reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with greater sales of premium gaming machines, including our new Bluebird2 platform and lower sales of used gaming machines in the current year period. Bluebird2 gaming machine shipments were 17% of total unit shipments in the December 2008 quarter, the launch quarter for this new cabinet.

➢

Gross margin on gaming operations revenues was 81.7% in the December 2008 quarter, compared to 79.3% from the prior year period, reflecting the positive influence of the high performing Community Gaming, Sensory Immersion, Transmissive Reels and Adaptive Gaming games.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended December 31,
	2008		2007		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$25.9	14.5%	$17.5	11.0%	$8.4	48.0%
Selling and administrative	36.4	20.4	34.1	21.4	2.3	6.7
Depreciation	17.0	9.5	17.8	11.2	(0.8)	(4.5)

Total operating expenses	$79.3	44.4%	$69.4	43.6%	$9.9	14.3%

Research and development expenses increased $8.4 million to $25.9 million in the December 2008 quarter, compared to $17.5 million in the prior year period. The year-over-year increase reflects:

➢	our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

higher costs to accelerate new systems and enterprise-wide system applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the advent of server-enabled, networked gaming; and

➢	increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above and performance-based incentives associated with improved operating performance.

Selling and administrative expenses increased $2.3 million to $36.4 million in the December 2008 quarter compared to $34.1 million in the prior year period. The year-over-year increase includes:

➢

increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and performance based incentives associated with improved operating performance;

➢	higher bad debt expense given the slowing economy and increased bankruptcy filings by certain of our customers.

Depreciation expense decreased $0.8 million to $17.0 million in the December 2008 quarter compared to $17.8 million in the prior year period. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games and increased longevity of the gaming machines.

Interest Expense

We incurred interest expense of $1.3 million for the quarter ended December 2008 compared to $1.0 million for the prior year period. During the December 2008 quarter we borrowed $25 million on our revolving credit facility which was repaid by the end of the quarter.

Interest Income and Other, Net

Interest income and other, net for the quarter ended December 2008 increased by $3.5 million to $4.9 million compared to $1.4 million for the prior year period. The December 2008 quarter includes a pre-tax gain of $5.0 million from a cash settlement of trademark litigation.

Income Taxes

The effective income tax rates were approximately 30.1% and 34.7% for the quarters ended December 2008 and 2007, respectively.

The December 2008 quarter effective tax rate reflects:

➢	the research and development tax credit which was reinstated in October 2008, retroactive to the beginning of calendar year 2008;

➢	increased income; and

➢	a higher domestic manufacturing deduction.

The December 2007 quarter effective tax rate reflects:

➢	the research and development tax credit which expired on December 31, 2007.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly tax rate, as necessary. In early October 2008, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008 and will continue through calendar year 2009. In the December 2008 quarter we recorded a benefit of approximately $0.03 per diluted share, of which approximately $0.02 per diluted share was attributable to the nine months ended September 30, 2008. This caused the December effective tax rate to be approximately 30.1%, lower than the anticipated quarterly effective rate for the March and June 2009 quarters, which we expect will be approximately 35%.

Earnings Per Share

Diluted earnings per share increased to $0.41 for the December 2008 quarter from $0.27 for prior year period. The increase in earnings per share is attributable to increased net income for the period and a lower number of diluted common stock and common stock equivalents.

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Six Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2008	2007
Product Sales Revenues
New unit sales revenues	$176.1	$152.5	$23.6		15.5%
Other product sales revenues	26.1	33.1	(7.0)		(21.1)

Total product sales revenues	$202.2	$185.6	$16.6		8.9

New units sold	13,010	11,958	1,052		8.8
Average sales price per new unit	$13,536	$12,747	$789		6.2
Gross profit on product sales revenues(1)	$101.5	$88.9	$12.6		14.2
Gross margin on product sales revenues(1)	50.2%	47.9%	230	bp	4.8

Gaming Operations Revenues
Participation revenues	$117.5	$95.1	$22.4		23.6
Other gaming operations revenues	10.1	11.0	(0.9)		(8.2)

Total gaming operations revenues	$127.6	$106.1	$21.5		20.3

WAP games at period end	2,063	1,810	253		14.0
LAP games at period end	2,304	2,294	10		0.4
Stand-alone games at period end	5,374	5,082	292		5.7

Total installed participation base at period end	9,741	9,186	555		6.0

Average participation installed base	9,441	8,558	883		10.3
Average revenue per day per participation machine	$67.66	$60.38	$7.28		12.1

Installed casino-owned daily fee games at period end	910	797	113		14.2
Average casino-owned daily fee games installed base	817	749	68		9.1

Gross profit on gaming operations revenue(1)	$103.7	$84.2	$19.5		23.2
Gross margin on gaming operations revenue(1)	81.3%	79.4%	190	bp	2.4

Total revenues	$329.8	$291.7	$38.1		13.1
Total gross profit(1)	$205.2	$173.1	$32.1		18.5
Total gross margin(1)	62.2%	59.3%	290	bp	4.9

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for the December 2008 six month period increased 13.1%, or $38.1 million, over the December 2007 six month period, reflecting:

➢	A $23.6 million, or 15.5%, increase in new unit sales revenue as a result of:

➢	A 1,052 unit, or 8.8%, increase in new units sold.

•	International new units sold increased 9.2% over the prior year, reflecting continued broad-based demand across a wide-range of international markets, from Latin America to Europe to Asia.

•	North American new units sold increased 8.6% reflecting ongoing demand for our higher earning products even as the North American replacement cycle continues to be sluggish and the economy slows.

•	Sales of mechanical reel products totaled 3,051 units, or approximately 23.5% of total new units sold compared to 29.8% of units sold in the prior year period.

➢

A 6.2% increase in the average selling price of new gaming units, principally reflecting a greater sales mix of premium-priced products, such as from our launch of the Bluebird2 video gaming cabinet, as well as higher list prices.

➢

A $7.0 million, or 21.1%, decrease in other product sales revenues, reflecting lower sales of lower-margin used gaming machines and parts, partially offset by a slight increase in game conversion kit revenues stemming from a higher average sales price partially offset by slightly lower units.

➢	We earned revenue on more than 4,700 game conversion kits in the December 2008 six month period, compared to over 4,900 game conversion kits in the prior year period.

➢	We sold close to 1,600 used gaming machines during the December 2008 six month period, compared to approximately 2,500 used gaming machines in the prior year period.

➢	A $22.4 million, or 23.6%, growth in participation revenues due primarily to:

➢

A 10.3% increase, or 883 units, in the average installed base of participation gaming machines in the December 2008 six month period, driven by the growth in our stand-alone and WAP installed bases. The stand-alone installed base increased by 292 units primarily due to growth in our Community Gaming platform series throughout the last twelve months and the launch in the September 2008 quarter of our fourth technology platform, Adaptive Gaming. The WAP units in the installed base as of December 31, 2008 was 253 units higher than at December 31, 2007, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels platforms. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 21% and 20% of the installed base at December 31, 2008 and 2007, respectively.

➢	Overall average revenue per day increased by $7.28, or 12.1%, principally reflecting favorable player response to the new games for our four innovative participation platforms.

➢	A $0.9 million, or 8.2%, decrease in other gaming operations revenues as we experienced lower royalty revenues.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 18.5%, or $32.1 million, to $205.2 million for the December 2008 six month period from $173.1 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 50.2% for the December 2008 six month period, compared to 47.9% for the prior year period. Gross margin for the December 2008 six month period reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with greater sales of premium gaming machines, including our new Bluebird2 platform and lower sales of used gaming machines in the current year period.

➢

Gross margin on gaming operations revenues was 81.3% in the December 2008 six month period, compared to 79.4% for the prior year period, reflecting the positive influence of the high performing Community Gaming, Sensory Immersion, Transmissive Reels and Adaptive Gaming games.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Six Months Ended December 31,
	2008		2007		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$47.9	14.5%	$34.3	11.8%	$13.6	39.7%
Selling and administrative	68.6	20.8	61.9	21.2	6.7	10.8
Depreciation	34.1	10.3	36.0	12.3	(1.9)	(5.3)

Total operating expenses	$150.6	45.6%	$132.2	45.3%	$18.4	13.9%

Research and development expenses increased $13.6 million to $47.9 million in the December 2008 six month period, compared to $34.3 million in the prior year period. The year-over-year increase reflects:

➢	our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

higher costs to accelerate new systems and enterprise-wide system applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the advent of server-enabled, networked gaming; and

➢	increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above and performance-based incentives associated with improved operating performance.

Selling and administrative expenses increased $6.7 million to $68.6 million in the December 2008 six month period compared to $61.9 million in the prior year period. The year-over-year increase includes:

➢

increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and performance based incentives associated with improved operating performance;

➢	higher legal and bad debt expense.

Depreciation expense decreased $1.9 million to $34.1 million in the December 2008 six month period compared to $36.0 million in the prior year period. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games and increased longevity of the gaming machines.

Interest Expense

We incurred interest expense of $2.2 million for the six months ended December 2008 compared to $2.0 million for the prior year period. During the December 2008 quarter we borrowed $25 million on our revolving credit facility which was repaid by the end of the quarter.

Interest Income and Other, Net

Interest income and other, net for the six months ended December 2008 increased by $3.4 million to $5.9 million compared to $2.5 million for the prior year period. The December 2008 period includes a pre-tax gain of $5.0 million from a cash settlement of trademark litigation.

Income Taxes

The effective income tax rates were approximately 32.4% and 34.5% for the six months ended December 2008 and 2007, respectively.

The December 2008 six month period effective tax rate reflects:

➢	the research and development tax credit which was reinstated in October 2008, retroactive to the beginning of calendar year 2008;

➢	increased income; and

➢	higher domestic manufacturing deduction.

The December 2007 six month period effective tax rate reflects:

➢	the research and development tax credit which expired on December 31, 2007.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly tax rate, as necessary. In early October 2008, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008 and will continue through calendar year 2009. In the December 2008 period we recorded a benefit of approximately $0.03 per diluted share, of which approximately $0.02 per diluted share was attributable to the nine months ended September 30, 2008. This caused the December six month effective tax rate to be approximately 32.4%, lower than the anticipated quarterly effective rate for the March and June 2009 quarters, which we expect will be approximately 35%.

Earnings Per Share

Diluted earnings per share increased to $0.68 for the December 2008 six month period from $0.46 for prior year period. The increase in earnings per share is attributable to increased net income for the period and a lower number of diluted common stock and common stock equivalents.

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

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions):

			Increase /(Decrease)
	December 31, 2008	June 30, 2008	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$135.4	$119.6	$15.8	13.2%
Total current assets(A)	393.7	413.3	(19.6)	(4.7)
Total assets	766.6	772.7	(6.1)	(0.8)
Total current liabilities(B)	88.6	116.6	(28.0)	(24.0)
Long-term debt	115.0	115.0	—	—
Stockholders’ equity	527.7	510.8	16.9	3.3
Net working capital(A) – (B)	305.1	296.7	8.4	2.8

(1)	Includes restricted cash of $17.6 million at December 31, 2008 and $18.8 million at June 30, 2008. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $8.4 million from June 30, 2008, and was primarily affected by the following components:

➢	An increase in cash, cash equivalents and restricted cash of $15.8 million due primarily to our increased profitability and better management of working capital;

➢

A decrease in total current accounts and notes receivable, net, of $31.1 million or 15.7%, to $167.4 million compared to $198.5 million at June 30, 2008, reflecting the impact of improved collection efforts and continuing efforts to lower days sales outstanding;

➢	A decrease in inventories of $10.9 million or 18.1%, to $49.0 million from $59.9 million at June 30, 2008 due to continuing efforts to increase inventory turns; and

➢

A $4.4 million decrease in accrued compensation and related benefits due to payment of fiscal 2008 cash performance based incentives in August 2008, coupled with a decrease in accounts payable of $7.3 million as we continue to manage purchasing and inventory levels, and a $16.3 million decrease in other accrued liabilities due to timing of payments.

As described in Note 11, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $18.7 million including contingent payments that are not recorded in our Condensed Consolidated Balance Sheets.

We believe that total cash and cash equivalents of $135.4 million at December 31, 2008, inclusive of $17.6 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in gaming operations equipment, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the current fiscal year. In fiscal 2009 and 2010, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our $100 million revolving credit facility. We will, however, assess market opportunities as they arise.

Of our $135.4 million of total cash, cash equivalents and restricted cash at December 31, 2008, approximately $99 million is invested in various money market funds. The banking institutions that sponsor these money market funds have elected to participate in the Temporary Guarantee Program for U.S. Money Market Funds sponsored by the U.S. Treasury which guarantees the amount of money market funds at September 19, 2008 and our balance invested at that date was approximately $99 million. Currently this program ends on April 30, 2009, although the Secretary of Treasury has the discretion to extend the program in three month increments through September 19, 2009. The remaining $36 million of cash, cash equivalents and restricted cash is primarily cash held at various banking institutions. Approximately $5 million is held in cash accounts at international bank institutions and the remaining $29 million is primarily held in non-interest-bearing accounts at JPMorgan Chase and Bank of America. Late in 2008, the Federal Deposit Insurance Corporation (FDIC) approved a final rule to strengthen the agency’s Temporary Liquidity Guarantee Program (TLGP). This program guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts. Under this program, participating institutions will be able to provide customers full coverage on non-interest bearing accounts, which currently will be in effect until the end of 2009.

Convertible Subordinated Notes

At December 31, 2008, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowings through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire such shares of our common stock. At December 31, 2008, approximately $90.5 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of December 31, 2008 and June 30, 2008. In October 2008, due to the volatility and lack of liquidity in the capital markets, we borrowed $25 million on our revolving credit facility and invested the proceeds in treasury bills with 30 day maturities. We repaid the $25 million by December 31, 2008. In January 2009, due to the continued volatility and lack of liquidity in the capital markets, we borrowed $25 million on our revolving credit facility and invested the proceeds in treasury bills with 30 day maturities. We have no immediate plans for the use of the funds and will evaluate paying down the credit facility as the global economy and capital markets improve.

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of December 31, 2008, we had a total open authorization of approximately $85 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the six month period ended December 31, 2008, we purchased 1,033,356 shares for approximately $25.5 million at an average cost of approximately $24.67 per share.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended December 31,
	2008	2007	Change
Net cash provided by (used in):
Operating activities	$101.1	$69.9	$31.2
Investing activities	(53.1)	(55.4)	2.3
Financing activities	(29.5)	5.7	(35.2)
Effect of exchange rates on cash and cash equivalents	(1.5)	0.3	(1.8)

Net increase in cash and cash equivalents	$17.0	$20.5	$(3.5)

Operating activities: The $31.2 million increase in cash provided by operating activities for the six months ended December 2008 compared to the prior year period resulted from:

➢	A positive impact from the $12.3 million increase in net income;

➢

A positive impact from a $8.4 million net increase in non-cash items, including depreciation, share-based compensation, amortization of intangibles and other assets, other non-cash expenses and deferred taxes; and

➢	A positive impact from improved utilization of working capital indicated by a $10.5 million net improvement in changes in operating assets and liabilities.

Investing Activities: The $2.3 million decrease in cash used by investing activities for the six months ended December 2008 compared to the prior year period was primarily due to:

➢	A $0.6 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the six months ended December 2008 to $28.1 million;

➢

A $2.2 million reduction in investments and advances in royalties, licensed technologies, patents and trademarks to $3.8 million in the six months ended December 2008, as well as $0.9 million lower cash used in purchasing businesses and investments; and

➢

A $1.4 million increase in the amount invested in property, plant and equipment during the six months ended December 2008 period to $21.2 million, as we continue to invest in future expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software.

Financing Activities: The $35.2 million decrease in cash provided by financing activities for the six months ended December 2008 compared to the prior year period was primarily due to:

➢	The use of $30.5 million for the six month period ended December 2008 to repurchase common stock compared to $10.0 million in the prior year period; and

➢

A $14.7 million reduction in the cash received and tax benefit from exercised stock options. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

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

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2008, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 12, “Litigation,” to our Condensed Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of December 31, 2008, we were not aware of any obligations arising under these agreements that would require material payments.

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

Performance Bonds

We have performance bonds outstanding of $1.0 million at December 31, 2008, to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

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

WMS is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the second quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
October 1, 2008 – October 31, 2008	—	—	—	$100,396,510
November 1, 2008 – November 30, 2008	710,711	$22.34	710,711	$84,522,288
December 1, 2008 – December 31, 2008	—	—	—	$84,522,288
Total	710,711	$22.34	710,711	$84,522,288

(1)	On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of December 31, 2008, we had a total open authorization of approximately $85 million. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders during the Annual Meeting of Stockholders held on December 11, 2008:

1.

Election of Directors	Shares For	Shares Withheld	Abstain	Broker Non-Votes
Harold H. Bach, Jr.	45,793,477	914,451	—	—
Robert J. Bahash	46,029,207	678,721	—	—
Brian R. Gamache	44,490,232	2,217,696	—	—
Patricia M. Nazemetz	40,840,580	5,867,348	—	—
Louis J. Nicastro	44,409,796	2,298,132	—	—
Neil D. Nicastro	44,488,517	2,219,411	—	—
Edward W. Rabin	46,027,489	680,439	—	—
Bobby L. Siller	46,094,759	613,169	—	—
Ira S. Sheinfeld	44,489,607	2,218,321	—	—
William J. Vareschi, Jr.	46,027,604	680,324	—	—

2.	Approval of the WMS Industries Inc. Employee Stock Purchase Plan:

Shares For	Shares Withheld	Abstain	Broker Non-Votes
43,123,608	609,747	30,463	2,976,672

3.	Ratification of Ernst & Young LLP as our independent registered public accountants for our 2009 fiscal year:

Shares For	Shares Withheld	Abstain	Broker Non-Votes
46,487,357	197,293	23,278	32,562

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

3.3	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	WMS Industries Inc. Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2009.

10.2	WMS Industries Inc. 2009 Employee Stock Purchase Plan, incorporated by reference to Annex A to WMS’ Proxy Statement for its 2008 Annual Meeting of Stockholders, filed on October 24, 2008.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: February 4, 2009	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: February 4, 2009	By:	/s/ John P. McNicholas Jr.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to our Annual Report on Form 10-K for the year ended June 30, 1994.

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of the State of Delaware on February 25, 1998, incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998.

3.3	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	WMS Industries Inc. Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2009.

10.2	WMS Industries Inc. 2009 Employee Stock Purchase Plan, incorporated by reference to Annex A to WMS’ Proxy Statement for its 2008 Annual Meeting of Stockholders, filed on October 24, 2008.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.