Form 10-Q
period 2009-03-31
WMS INDUSTRIES INC /DE/
filed 2009-04-30
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,882,635 shares of common stock, $0.50 par value, were outstanding at April 24, 2009.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended March 31, 2009 and 2008

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
REVENUES:
Product sales	$114.0	$113.6	$316.2	$299.2
Gaming operations	66.8	59.2	194.4	165.3

Total revenues	180.8	172.8	510.6	464.5

COSTS AND EXPENSES:
Cost of product sales(1)	53.4	59.1	154.1	155.8
Cost of gaming operations(1)	10.1	12.3	34.0	34.2
Research and development	24.8	19.5	72.7	53.8
Selling and administrative	37.0	34.0	105.6	95.9
Depreciation (1)	17.3	18.3	51.4	54.3

Total costs and expenses	142.6	143.2	417.8	394.0

OPERATING INCOME	38.2	29.6	92.8	70.5

Interest expense	(0.9)	(1.1)	(3.1)	(3.1)
Interest income and other, net	0.6	1.3	6.5	3.8

Income before income taxes	37.9	29.8	96.2	71.2
Provision for income taxes	13.5	11.0	32.4	25.3

NET INCOME	$24.4	$18.8	$63.8	$45.9

Earnings per share:
Basic	$0.50	$0.37	$1.29	$0.92

Diluted	$0.43	$0.32	$1.10	$0.78

Weighted-average common shares:
Basic common stock outstanding	48.8	50.5	49.3	50.1

Diluted common stock and common stock equivalents	58.2	60.9	59.1	60.6

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:

Cost of product sales	$1.1	$0.9	$3.0	$2.6
Cost of gaming operations	$13.0	$15.1	$39.5	$45.2

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2009 and June 30, 2008

(in millions of U.S. dollars and millions of shares)

	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104.2	$100.8
Restricted cash and cash equivalents	18.7	18.8

Total cash, restricted cash and cash equivalents	122.9	119.6

Accounts receivable, net of allowances of $4.0 and $3.0, respectively	99.4	131.8
Notes receivable, current portion	90.0	66.7
Inventories	45.6	59.9
Deferred income tax assets	8.8	7.3
Other current assets	32.6	28.0

Total current assets	399.3	413.3

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $201.3 and $169.9, respectively	70.6	75.4
Property, plant and equipment, net of accumulated depreciation of $72.3 and $72.2, respectively	150.6	125.7
Intangible assets	99.4	106.3
Deferred income tax assets	30.1	34.9
Other assets	37.0	17.1

Total non-current assets	387.7	359.4

TOTAL ASSETS	$787.0	$772.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$40.8	$47.0
Accrued compensation and related benefits	20.4	22.6
Other accrued liabilities	30.7	47.0

Total current liabilities	91.9	116.6

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	21.3	16.2
Long-term debt	115.0	115.0
Other non-current liabilities	15.4	14.1

Total non-current liabilities	151.7	145.3

Commitments, contingencies and indemnifications (see Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 51.0 and 51.0 shares issued, respectively)	25.5	25.5
Additional paid-in capital	307.9	298.1
Retained earnings	267.7	203.9
Accumulated other comprehensive income	(1.5)	8.1
Treasury stock, at cost (2.2 and 0.8 shares, respectively)	(56.2)	(24.8)

Total stockholders’ equity	543.4	510.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$787.0	$772.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2009 and 2008

(in millions of U.S. dollars)

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63.8	$45.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51.4	54.3
Amortization of intangible and other assets	14.4	13.7
Share-based compensation	12.7	11.5
Other non-cash expenses	16.5	9.2
Deferred income taxes	8.4	(3.3)
Change in operating assets and liabilities, net of acquisitions	(36.0)	(4.9)

Net cash provided by operating activities	131.2	126.4

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(36.6)	(37.8)
Purchase of property, plant and equipment	(41.1)	(30.8)
Investment and advances in royalties, licensed technologies, patents and trademarks	(9.3)	(11.1)
Other	—	(0.9)

Net cash used in investing activities	(87.0)	(80.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under revolving credit facility Purchases of treasury stock	50.0	—
Repayments of borrowings under revolving credit facility	(50.0)	—
Purchase of treasury stock Purchases of treasury stock	(40.5)	(15.0)
Cash received from exercise of stock options	0.9	14.3
Tax benefit from exercise of stock options	0.3	11.7

Net cash (used in) provided by financing activities	(39.3)	11.0

Effect of Exchange Rates on Cash	(1.5)	(0.1)

INCREASE IN CASH AND CASH EQUIVALENTS	3.4	56.7
CASH AND CASH EQUIVALENTS, beginning of period	100.8	37.2

CASH AND CASH EQUIVALENTS, end of period	$104.2	$93.9

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

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. For further information, refer to the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

2. PRINCIPAL ACCOUNTING POLICIES

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and overhead. These components of cost of product sales also include licensing and royalty charges, inbound and outbound freight charges, purchasing and receiving costs, quality inspection costs, and internal transfer costs.

Cost of gaming operations consists primarily of licensing and royalty charges, WAP jackpot expenses, telephone costs, gaming operations taxes and fees and spare parts.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $5.6 million and $5.2 million for the three months ended March 31, 2009 and 2008, respectively and $15.9 million and $15.2 million for the nine months ended March 31, 2009 and 2008, respectively.

Other Principal Accounting Policies

For a description of our other principal accounting policies, see Note 2, “Principal Accounting Policies,” to the Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (“FSP”) 157-2 Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under FSP 157-2, the effective date to adopt the fair value provisions for us will be July 1, 2009. On October 10, 2008, the FASB issued FSP SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP SFAS No. 157-3 does not change the fair value measurement principles in SFAS No. 157, but rather provides guidance for the application of those measurement principles in the extreme inactive markets that currently exist. We will continue to evaluate the impact of the provisions of SFAS 157 on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. We adopted this Statement beginning July 1, 2008 which had no material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which for us will be in Fiscal 2010. Early adoption is prohibited. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We will continue to evaluate the impact of the provisions of FSP SFAS 142-3 on our Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

3. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$24.4	$18.8	$63.8	$45.9
After tax interest expense and amortization of issuance cost on convertible subordinated notes	0.5	0.6	1.5	1.6

Diluted earnings (numerator)	$24.9	$19.4	$65.3	$47.5

Basic weighted average common shares outstanding	48.8	50.5	49.3	50.1
Dilutive effect of stock options	0.6	1.5	1.0	1.6
Dilutive effect of restricted common stock and warrants	0.1	0.2	0.1	0.2
Dilutive effect of convertible subordinated notes	8.7	8.7	8.7	8.7

Diluted weighted average common stock and common stock equivalents (denominator)	58.2	60.9	59.1	60.6

Basic earnings per share of common stock	$0.50	$0.37	$1.29	$0.92

Diluted earnings per share of common stock and common stock equivalents	$0.43	$0.32	$1.10	$0.78

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	3.0	0.5	2.2	0.7

4. INVENTORIES

Inventories consisted of the following:

	March 31, 2009	June 30, 2008
Raw materials and work-in-process	$31.4	$40.1
Finished goods	14.2	19.8

Total inventories	$45.6	$59.9

5. INTANGIBLE ASSETS

General

Intangible assets consisted of the following:

	March 31, 2009	June 30, 2008
Goodwill	$19.0	$21.9
Finite lived intangible assets, net	85.3	87.6
Indefinite lived intangible assets	3.6	3.6
Less: royalty advances and licensed or acquired technologies, short-term	(8.5)	(6.8)

Total long-term intangible assets	$99.4	$106.3

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2009 include:

Goodwill balance at June 30, 2008	$21.9
Additions	—
Foreign currency translation adjustment	(2.9)

Goodwill balance at March 31, 2009	$19.0

Other Intangible Assets

Other intangible assets consisted of the following:

	March 31, 2009			June 30, 2008
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent and music	$75.5	$(42.2)	$33.3	$72.9	$(37.6)	$35.3
Licensed or acquired technologies	41.6	(9.1)	32.5	39.2	(7.4)	31.8
Patents	20.3	(3.8)	16.5	18.5	(2.1)	16.4
Customer relationships	4.4	(2.0)	2.4	5.2	(1.7)	3.5
Trademarks	1.0	(0.4)	0.6	0.9	(0.3)	0.6

Total	$142.8	$(57.5)	$85.3	$136.7	$(49.1)	$87.6

Indefinite lived intangible assets:
Acquired brand names	$3.6	$—	$3.6	$3.6	$—	$3.6

The following table summarizes additions to other intangible assets during the nine months ended March 31, 2009. Additions include capitalized legal costs and expenditures to third parties.

Total Additions
Finite lived intangibles:
Royalty advances for licensed brands, talent and music	$5.4
Licensed or acquired technologies	2.0
Patents	1.8
Customer relationships	—
Trademarks	0.1

Total	$9.3

Indefinite lived intangibles:
Acquired brand names	$—

Additions to royalty advances and licensed or acquired technologies have a weighted-average life of 1.7 years. A majority of the patent additions pertain to unissued patent applications and we anticipate that a majority of these patents will be amortized over four to seventeen years beginning in approximately July 2009. Certain of our intangible assets are denominated in foreign currency and, as such, include the effects of foreign currency translation.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Amortization expense for royalty advances and licensed or acquired technologies, patents and trademarks was $4.4 million and $5.5 million for the three months ended March 31, 2009 and 2008, respectively and $11.0 million and $10.7 million for the nine months ended March 31, 2009 and 2008, respectively. If all of our remaining licensed or acquired technologies were to have no further value to us, we would record a charge of up to $32.5 million.

The estimated aggregate amortization expense for finite lived intangible assets for each of the next five fiscal years is as follows:

2009 (remaining three months of fiscal year)	$2.6
2010	10.0
2011	11.5
2012	10.9
2013	15.2

The estimated aggregate future intangible amortization as of March 31, 2009 does not reflect the significant commitments we have for future payments for royalty advances and licensed or acquired technologies. See Note 11, “Commitments, Contingencies and Indemnifications.”

6. INCOME TAXES

The effective income tax rate was approximately 35.6% and 36.9% for the three months ended March 31, 2009 and 2008, respectively and 33.7% and 35.5% for the nine months ended March 31, 2009 and 2008, respectively. The lower rate in the fiscal 2009 periods primarily results from the impact of the retroactive reinstatement of the research and development credit. The research and development tax credit legislation expired on December 31, 2007. In early October 2008, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008. The effective income tax rate for the March 2009 nine month period includes approximately a $0.02 per diluted share impact of the retroactive reinstatement of the research and development tax credit to the beginning of calendar year 2008.

We adopted the provisions of FIN 48 on July 1, 2007. As of March 31, 2009, we had $7.3 million of gross unrecognized tax benefits excluding accrued interest and penalties of $1.3 million. Of the total unrecognized tax benefits, including accrued interest and penalties of $0.8 million, $7.9 million (net of the federal benefit) represents the portion that, if recognized, would impact the effective tax rate. We file tax returns in various jurisdictions and do not anticipate a significant change in the amount of unrecognized tax benefits within the next twelve months.

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

7. CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At March 31, 2009, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and such conversion would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

As of March 31, 2009, the fair value of the convertible subordinated notes was $182.4 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowings through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire such shares of our common stock. At March 31, 2009, approximately $84.9 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of March 31, 2009 and June 30, 2008.

8. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLAN

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of March 31, 2009, we had approximately $75 million remaining repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the nine months ended March 31, 2009, we purchased 1,602,470 shares for approximately $35.5 million at an average cost of approximately $22.15 per share. During the nine months ended March 31, 2008, we purchased 445,781 shares for approximately $15.0 million at an average cost of $33.65 per share.

General

Total share-based payment expense for the three months ended March 31, 2009 and 2008 was $4.2 million and $3.4 million, respectively and $12.7 million and $11.5 million for the nine months ended March 31, 2009 and 2008, respectively. In September 2008, our Board of Directors approved the annual equity grants for fiscal 2009 to select employees under our long-term incentive program which are included in the disclosures below. Other equity grants are made throughout the year.

Stock Options

For the nine months ended March 31, 2009, we granted stock options to certain employees of our Company. The number of options awarded to each person varied. The options vest from a range of three to four years, with an expiration of 7 years from date of grant. The options range in fair value from $6.71 - $11.41 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 1.49% - 2.61%; expected life between 4.50 - 4.75 years; expected volatility of 0.39; and 0.0% dividend yield. Stock option activity was as follows for the nine months ended March 31, 2009:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2008	4.6	$20.53
Granted	1.1	27.13
Exercised	—	—
Expired or Cancelled	—	—
Forfeited	—	—

Stock options outstanding at March 31, 2009	5.7	$21.84	5.6	$11.9

Stock options exercisable at March 31, 2009	3.5	$18.99	5.1	$10.6

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Restricted Stock Awards Grants

For the nine months ended March 31, 2009, we granted restricted stock, restricted stock units, and performance-based restricted stock units to non-employee directors and certain employees which vest from a range of two to four years on the grant-date anniversary. Restricted stock share and restricted stock unit activity was as follows for the nine months ended March 31, 2009:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.3	$27.60
Granted	0.1	29.35
Vested	(0.1)	30.50

Nonvested balance at March 31, 2009	0.3	$27.46

	Restricted Stock Units (including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.1	$25.31
Granted	0.2	29.35
Vested	—	—

Nonvested balance at March 31, 2009	0.3	$28.53

(1)	For restricted stock shares and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

For the nine months ended March 31, 2009, we granted equity-based performance units, which will vest upon achievement of performance goals set by the Board and no shares will vest unless minimum financial performance goals are achieved. The shares of stock ultimately issued to participants will be dependent upon the extent to which the financial performance goals over the three year period ended June 30, 2011 are achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. We record a provision for equity-based performance units outstanding based on the current assessment of achievement of the performance goals. Equity-based performance unit activity was as follows for the nine months ended March 31, 2009:

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.3	$21.52
Granted	0.1	29.35
Vested	—	—

Nonvested balance at March 31, 2009	0.4	$23.92

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

9. COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Net income	$24.4	$18.8	$63.8	$45.9
Foreign currency translation adjustment	(3.0)	0.6	(9.6)	6.9

Total comprehensive income	$21.4	$19.4	$54.2	$52.8

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $1.1 million and $0.9 million for the nine months ended March 31, 2009 and 2008, respectively.

11. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

At March 31, 2009, we had total royalty and license fee advances and payments made and potential future royalty and license fee commitments as follows:

Minimum Commitments
Total royalty and license fee commitments, including contingent payments of $2.3 million	$128.0
Advances and payments made	(114.1)

Potential future payments, including contingent payments of $2.3 million	$13.9

As of March 31, 2009, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2009 (remaining three months of fiscal year)	$2.8
2010	5.7
2011	5.2
2012	0.1
2013	0.1
Thereafter	—

Total	$13.9

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2009, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 12, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of March 31, 2009, we were not aware of any obligations arising under these agreements that would require material payments.

Performance Bonds

We have performance bonds outstanding of $1.0 million at March 31, 2009 to one customer related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

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

In December 2008, we settled a trademark lawsuit against a third party for a cash payment to us in the amount of $5.0 million, which is included in the Interest income and other, net line in our Condensed Consolidated Statements of Income for the nine months ended March 31, 2009.

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

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following: G2E, G2S and S2S are registered trademark of Reed Exhibitions, a division of Reed Elsevier Inc., and the American Gaming Association.

OVERVIEW

Through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Our products consist primarily of video gaming machines, mechanical reel gaming machines and VLTs. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. We generate revenue in two principal ways: from product sales and from gaming operations.

Product Sales

Product sales revenue includes the sale of new and used gaming machines and VLTs, parts, conversion kits (including game theme and/or operating system conversions), amusement-with-prize (“AWP”) gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird®, Bluebird2 and Orion Financement Company (“Orion Gaming”) Twinstar™-branded cabinets;

➢	Mechanical reel-spinning gaming machines in our Bluebird and Bluebird2-branded cabinets;

➢

Video poker machines in our Bluebird-branded cabinets, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base gaming machine and then leases the top box and game for a lower lease price point;

➢	Replacement parts and conversion kits for our legacy, Bluebird, Twinstar and AWP gaming machines, and CPU-NXT® upgrade kits;

➢	Used gaming machines that are acquired on a trade-in basis or that were previously placed on a participation basis;

➢	AWP gaming machines in certain international markets;

➢	Gaming-related systems, including linked progressive systems and slot accounting systems applicable to smaller international casinos; and

➢	Gaming stations in legacy, Bluebird-branded and Twinstar cabinets in limited cases under OEM agreements to certain third parties.

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

OVERVIEW - OUR FOCUS

While we expect continued revenue and earnings growth for the remainder of fiscal 2009, due to the challenging economy worldwide, it will be at a lower growth rate than in the first nine months of fiscal 2009. In today’s difficult economic environment, we’re maintaining our commitment toward market share and financial growth while remaining careful not to overextend or overreach. With the marketplace dynamics of continued lower replacement demand, coupled with a slowing economy especially in North America, we remained focused on five key strategic priorities: 1) drive growth in our gaming operations business, while selectively investing our capital deployed in that business; 2) grow our North American market share by innovating differentiated products; 3) expand the breadth and profitability of our international business; 4) improve our gross profit and operating margins; and 5) increase our operating cash flow.

1.	Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Quarter Ended March 2009 Result: During the three months ended March 31, 2009, our average installed base of participation gaming machines increased 10% over the prior year period and, at March 31, 2009, our total installed participation footprint stood at 9,901 units compared to 9,027 units at March 31, 2008. Growth in the installed base was primarily led by our stand-alone units due to the success of our Community Gaming® and Adaptive Gaming® series and our WAP units, which at March 31, 2009 comprised 22% of the footprint compared to 20% at March 31, 2008. A shift in strategy to focus on return on investment of our gaming operations assets resulted in revenue per day for the quarter ended March 31, 2009 increasing by 10% to a record $70.37 per day from $64.25 per day in the March 2008 quarter. This strategy includes limiting the number of gaming machines for specific new themes at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. By controlling the initial placement of participation products, we continued to reduce the capital invested in gaming operations compared to the prior year period. A 10% improvement to $70.37 in the average daily revenue, coupled with the 10% improvement in the average installed base, produced a 19% year-over-year increase in participation revenue from our gaming operations business which attests to the continued strong play levels and player appeal of our participation products.

2.	Priority: Grow our North American market share by innovating differentiated products.

Quarter Ended March 2009 Result: The North American replacement cycle has lengthened and the continued challenges facing our industry and the overall economy have continued, thus overall industry demand has been reduced. Our year-over-year unit volume comparison was negative as the prior year quarter included the sale of more than 1,000 units to Native American casinos in California following the passage of a voter referendum, as well as the current year quarter being impacted by the higher mix of premium Bluebird2 units. As a result of these factors, our new unit shipments in

North America were down 19% compared to the prior year period. To further diversify our revenue streams, we announced that beginning in the September 2009 quarter we will directly enter the Class II, electronic bingo and central determinant market following expiration of our previous licensing agreements for those products. Through an alliance with Bluberi Gaming Technologies (“Bluberi”), a Canadian-based technology firm, over time we will combine our existing library of over 200 for-sale games with Bluberi’s proven system capabilities for the Class II, electronic bingo and central determinant markets. We are dependent, in part, on innovative new products, casinos expansions and new market opportunities to generate growth. We have continued to increase our spending on research and development activities to be able to offer creative and high earning products to our customers and for the quarter ended March 2009, such expenses are up $5.3 million or 27% over the prior year period. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Priority: Expand the breadth and profitability of our international business.

Quarter Ended March 2009 Result: During the three months ended March 31, 2009 international shipments decreased 15% from the prior year period, as economic challenges are evident in some regions, principally Western European markets as well as the impact of the higher mix of premium Bluebird2 units. Shipments to international markets represented 38% of our total new unit shipments in the quarter ended March 2009, compared with 37% for the prior year period. We are accomplishing continued international success through the simultaneous introduction of new products in both the North American and international markets, thereby capitalizing globally on the popularity and success of our newest products. In late fiscal 2008, Orion Gaming launched its new Twinstar2 gaming machine and its new N-Able™ operating system which we expect will drive greater demand for Orion Gaming products in the future. In April 2009, we announced a new value-priced gaming platform called Helios™ which will be targeted at select international markets where the economics of the facilities do not justify the premium priced points of the Bluebird or Orion’s Twinstar gaming machines. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives.

4.	Priority: Improve our margins.

Quarter Ended March 2009 Result: Our operating margin improved 400 basis points to 21.1% for the three months ended March 31, 2009 from 17.1% for the prior year period even as research and development expenses increased year-over year by $5.3 million, or 27%. For the three months ended March 31, 2009, our overall gross profit margin improved by 620 basis points to 64.9% led by a 520 basis point increase to 53.2% in our product sales gross margin largely attributable to the solid sales of and margin achieved with our new, premium Bluebird2 gaming platform. We are still in the early stages of implementing our lean sigma and strategic sourcing initiatives, but we are realizing positive results, and we believe these initiatives will continue to drive margin improvement in future years. In the future we expect to benefit from an expanded volume of business which should result in greater volume discounts from our suppliers and enable us to spread our overhead costs over a larger number of units thereby reducing cost per unit. In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines.

5.	Priority: Increase our operating cash flow.

Quarter Ended March 2009 Result: For the three months ended March 31, 2009 net cash provided by operations decreased by $26.4 million to $30.1 million, or 47% lower than the prior year period. The net cash provided by operations for the March 2009 quarter was impacted by a combination of our granting longer-term financing options for select customers and a greater percentage of new units shipped in the last month of the quarter, which was partially offset by our continued cross functional focus on improving utilization of working capital resulting in improving our inventory turns and reducing our days sales outstanding. In addition, significant improvement is being made in our ability to more effectively manage the capital deployed in our gaming operations business. During the three months ended March 31, 2009, the installed footprint of participation gaming machines increased 160 units or 2%, while our investment in gaming operations equipment totaled $8.5 million, compared to the $9.1 million invested in the prior year period. Our investment in gaming operations equipment reflects the continued strong positive response to our three new participation platforms: Community Gaming, Sensory Immersion and Transmissive Reels®; as well as the launch in the September 2008 quarter of our fourth platform: Adaptive Gaming. As a result, our total cash, cash equivalents and restricted cash as of March 31, 2009, rose 3% to $122.9 million from $119.6 million as of June 30, 2008.

The priorities for the utilization of our cash flow are to continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property, continuing to seek acquisitions that can extend our international presence, increase our intellectual property portfolio, and expand our earnings potential and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the three months ended March 31, 2009, our research and development spending increased $5.3 million over the prior year period. We spent $28.4 million in property, plant and equipment and additions to gaming operations equipment, $5.5 million in investments and advances in royalties, licensed technologies, patents and trademarks, and we funded approximately $10.0 million of common share repurchases.

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

Our vision for NG expands on the basic functionality of downloadable games (remote configuration of betting denominations and central determination of game outcomes) and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe NG will permit game play to be communal among many players. We also expect that with networked gaming machines we will be able to offer system wide features and game functionality along with applications that add value to casino operators’ operations. We will continue NG development, working with our competitors and customers to ensure the future is powered by a true open standards approach where games, networks, servers and software from multiple suppliers are compatible with each other through the use of industry standard communication protocols.

Our path to the NG marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of NG systems. Fiscal 2007 was highlighted by the successful launch of our Community Gaming platform, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of games, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform, which is also the basis for our server-enabled Bluebird2 gaming machines which we launched in the December 2008 quarter. CPU-NXT2 also drives our Transmissive Reels platform and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion platform. We combined an interactive see-through LCD with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the NG slot floor. We launched Adaptive Gaming, another key component to our NG technology in July 2008. We conducted a soft launch of our new server-ready Bluebird2 cabinet in the September 2008 quarter with the commercial launch beginning in the December 2008 quarter. At the G2E® trade show in November 2008 and the IGE trade show in January 2009, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 cabinets using the CPU-NXT2 operating system and new games with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association: G2S and S2S.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology. This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG infrastructures. Also in February 2008, we received GLI approval on the first-point release of our WAGE-NET NG system, incorporating GSA communication standards and basic NG functionality, which as part of a technical beta test was placed at a popular tribal casino. We received GLI approval for the second-point release of WAGE-NET in December 2008 which will be in technical beta test at popular casinos on the East Coast and in Mississippi later this year. In July 2008, we received approval for the first-point release of WAGE-NET from the Nevada gaming regulators and began a field trial at a popular Las Vegas strip casino. In December 2008, after successful completion of the field trial, we obtained the approval by the Nevada Gaming Commission of the first generation WAGE-NET system, including the remote configuration and download applications. This version of WAGE-NET is GSA compliant, demonstrates our total commitment to support open architecture and standards-based protocols that our casino customers want and should expect, and will be further refined with additional features and functionality as we move forward toward a commercialized version of the WAGE-NET system in fiscal 2010.

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of March 31, 2009, we had approximately $75 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the nine months ended March 31, 2009, we purchased 1,602,470 shares for approximately $35.5 million at an average cost of approximately $22.15 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2008. We have not made any changes relating to the application of these policies during the three and nine months ended March 31, 2009.

We have discussed the development, selection and disclosure of our critical accounting policies and estimation with the Audit Committee of our Board of Directors.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in spring and slowest in the summer months, while gaming operations revenue are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Three Months Ended March 31,		Increase (Decrease)		Percent Increase (Decrease)
	2009	2008
Product Sales Revenues
New unit sales revenues	$95.5	$98.0	$(2.5)		(2.6)%
Other product sales revenues	18.5	15.6	2.9		18.6

Total product sales revenues	$114.0	$113.6	$0.4		0.4

New units sold	6,431	7,793	(1,362)		(17.5)
Average sales price per new unit	$14,854	$12,579	$2,275		18.1
Gross profit on product sales revenues(1)	$60.6	$54.5	$6.1		11.2
Gross margin on product sales revenues(1)	53.2%	48.0%	520	bp	10.8

Gaming Operations Revenues
Participation revenues	$62.0	$52.0	$10.0		19.2
Other gaming operations revenues	4.8	7.2	(2.4)		(33.3)

Total gaming operations revenues	$66.8	$59.2	$7.6		12.8

WAP games at period end	2,137	1,765	372		21.1
LAP games at period end	2,369	2,182	187		8.6
Stand-alone games at period end	5,395	5,080	315		6.2

Total installed participation base at period end	9,901	9,027	874		9.7

Average participation installed base	9,785	8,897	888		10.0
Average revenue per day per participation machine	$70.37	$64.25	$6.12		9.5

Installed casino-owned daily fee games at period end	666	817	(151)		(18.5)
Average casino-owned daily fee games installed base	771	792	(21)		(2.7)

Gross profit on gaming operations revenue(1)	$56.7	$46.9	$9.8		20.9
Gross margin on gaming operations revenue(1)	84.9%	79.2%	570	bp	7.2

Total revenues	$180.8	$172.8	$8.0		4.6
Total gross profit(1)	$117.3	$101.4	$15.9		15.7
Total gross margin(1)	64.9%	58.7%	620	bp	10.6

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for the March 2009 quarter increased 4.6%, or $8.0 million, over the March 2008 quarter, reflecting:

➢	A $2.5 million, or 2.6%, decrease in new unit sales revenue as a result of:

➢	A 1,362 unit, or 17.5%, decrease in new units sold.

•

International new units sold decreased 15.3% over the prior year, reflecting economic challenges across some of the international regions, principally the Western European markets, as well as the impact of a higher mix of premium Bluebird2 gaming machines.

•

North American new units sold decreased 18.8%. The March 2008 quarter included the impact of the sale of more than 1,000 units to Native American casinos in California following the passage of a voter referendum. The March 2009 quarter also reflects the impact of a higher mix of premium Bluebird2 gaming machines.

•

Sales of mechanical reel products totaled 1,271 units, or approximately 19.8% of total new units sold compared to 29.0% of units sold in the prior year period. We believe customers have reduced their capital spending on this product line in advance of our launch of the new Bluebird2 mechanical reel gaming machine with Transmissive Reels technology late in the March 2009 quarter.

➢

A 18.1% increase in the average selling price of new gaming units to a record $14,854, principally reflecting a greater sales mix of premium products, which included the sale of more than 3,000 Bluebird2 gaming machines, representing approximately 46.8% of our total new unit sales.

➢

A $2.9 million, or 18.6%, increase in other product sales revenues, reflecting higher sales of lower-margin used gaming machines and parts, partially offset by a slight decrease in game conversion kit revenues.

➢	We earned revenue on more than 2,700 game conversion kits in the March 2009 quarter, compared to over 2,300 game conversion kits in the prior year period.

➢	We sold approximately 1,400 used gaming machines during the March 2009 quarter, compared to over 1,200 used gaming machines in the prior year period.

➢	A $7.6 million, or 12.8%, growth in participation revenues due primarily to:

➢

A 10.0% increase, or 888 units, in the average installed base of participation gaming machines in the March 2009 quarter, driven by the growth in our stand-alone, WAP and LAP installed bases. The stand-alone installed base increased by 315 units primarily due to growth in our Community Gaming platform series thoughout the last twelve months and the launch in the September 2008 quarter of our fourth technology platform, Adaptive Gaming. The LAP units in the installed base as of March 31, 2009 increased by 187 units compared to the prior year quarter. The WAP units in the installed base as of March 31, 2009 was 372 units higher than at March 31, 2008, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels platforms. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 22% and 20% of the installed base at March 31, 2009 and 2008, respectively.

➢	Overall average revenue per day increased by $6.12, or 9.5%, principally reflecting favorable player response to the new games for our four innovative participation platforms.

➢	A $2.4 million, or 33.3%, decrease in other gaming operations revenues as we experienced lower royalty revenues.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 15.7%, or $15.9 million, to $117.3 million for the March 2009 quarter from $101.4 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 53.2% for the March 2009 quarter, compared to 48.0% for the prior year period. Gross margin for the March 2009 quarter reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with greater sales of premium gaming machines, including our new premium Bluebird2 platform.

➢

Gross margin on gaming operations revenues was 84.9% in the March 2009 quarter, compared to 79.2% from the prior year period, reflecting favorable WAP jackpot expense experience and the positive influence of the higher revenue per day from our high performing Community Gaming, Sensory Immersion, Transmissive Reels and Adaptive Gaming games.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended March 31,
	2009		2008		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$24.8	13.7%	$19.5	11.3%	$5.3	27.2%
Selling and administrative	37.0	20.5	34.0	19.7	3.0	8.8
Depreciation	17.3	9.6	18.3	10.6	(1.0)	(5.5)

Total operating expenses	$79.1	43.8%	$71.8	41.6%	$7.3	10.2%

Research and development expenses increased $5.3 million to $24.8 million in the March 2009 quarter, compared to $19.5 million in the prior year period. The year-over-year increase reflects:

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

Selling and administrative expenses increased $3.0 million to $37.0 million in the March 2009 quarter compared to $34.0 million in the prior year period. The year-over-year increase includes:

➢

increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and performance based incentives associated with improved operating performance; and

➢	higher legal expenses primarily associated with the litigation on insurance claims related to Hurricane Katrina.

Depreciation expense decreased $1.0 million to $17.3 million in the March 2009 quarter compared to $18.3 million in the prior year period. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games and increased longevity of the gaming machine placements.

Interest Expense

We incurred interest expense of $0.9 million for the quarter ended March 2009 compared to $1.1 million for the prior year period.

Interest Income and Other, Net

Interest income and other, net for the quarter ended March 2009 decreased by $0.7 million to $0.6 million compared to $1.3 million for the prior year period reflecting the impact of significantly lower investment returns on our cash equivalents and restricted cash.

Income Taxes

The effective income tax rates were approximately 35.6% and 36.9% for the quarters ended March 2009 and 2008, respectively.

The March 2009 quarter effective tax rate reflects:

➢	the research and development tax credit which was reinstated in October 2008;

➢	increased income; and

➢	a higher domestic manufacturing deduction.

The March 2008 quarter effective tax rate reflects:

➢	no impact of the research and development tax credit which had expired on December 31, 2007.

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

Earnings Per Share

Diluted earnings per share increased 34.4% on a 4.6% increase in revenues to $0.43 for the March 2009 quarter from $0.32 for prior year period. The increase in earnings per share is attributable to increased net income for the period and a lower number of diluted common stock and common stock equivalents.

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

Revenues, Gross Margins and Key Performance Indicators are as follows (in millions of dollars, except unit and gross margin data):

	Nine Months Ended March 31,		Increase (Decrease)		Percent Increase (Decrease)
	2009	2008
Product Sales Revenues
New unit sales revenues	$271.6	$250.5	$21.1		8.4%
Other product sales revenues	44.6	48.7	(4.1)		(8.4)

Total product sales revenues	$316.2	$299.2	$17.0		5.7

New units sold	19,441	19,751	(310)		(1.6)
Average sales price per new unit	$13,972	$12,681	$1,291		10.2
Gross profit on product sales revenues(1)	$162.1	$143.4	$18.7		13.0
Gross margin on product sales revenues(1)	51.3%	47.9%	340	bp	7.1

Gaming Operations Revenues
Participation revenues	$179.5	$147.1	$32.4		22.0
Other gaming operations revenues	14.9	18.2	(3.3)		(18.1)

Total gaming operations revenues	$194.4	$165.3	$29.1		17.6

WAP games at period end	2,137	1,765	372		21.1
LAP games at period end	2,369	2,182	187		8.6
Stand-alone games at period end	5,395	5,080	315		6.2

Total installed participation base at period end	9,901	9,027	874		9.7

Average participation installed base	9,554	8,671	883		10.2
Average revenue per day per participation machine	$68.57	$61.68	$6.89		11.2

Installed casino-owned daily fee games at period end	666	817	(151)		(18.5)
Average casino-owned daily fee games installed base	802	763	39		5.1

Gross profit on gaming operations revenue(1)	$160.4	$131.1	$29.3		22.3
Gross margin on gaming operations revenue(1)	82.5%	79.3%	320	bp	4.0

Total revenues	$510.6	$464.5	$46.1		9.9
Total gross profit(1)	$322.5	$274.5	$48.0		17.5
Total gross margin(1)	63.2%	59.1%	410	bp	6.9

bp	basis point
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for the March 2009 nine month period increased 9.9%, or $46.1 million, over the March 2008 nine month period, reflecting:

➢	A $21.1 million, or 8.4%, increase in new unit sales revenue as a result of:

➢	A 310 unit, or 1.6%, decrease in new units sold.

•	International new units sold were flat year-over-year, as continued broad-based international demand was offset by economic challenges across some of the international regions.

•

North American new units sold decreased 2.2% compared to the prior year period as the prior year period includes the impact of the sale of more than 1,000 units to Native American casinos in California following the passage of a voter referendum. The current year period reflects the impact of a higher mix of premium Bluebird2 gaming machines as well as the impact of the ongoing North American replacement cycle which continues to be sluggish as the economy slows.

•

Sales of mechanical reel products totaled 4,322 units, or approximately 22.2% of total new units sold compared to 29.5% of units sold in the prior year period. We believe customers may have reduced their capital spending on this product line in advance of our launch of the new Bluebird2 mechanical reel gaming machine with Transmissive Reels technology late in the March 2009 quarter.

➢

A 10.2% increase in the average selling price of new gaming units, principally reflecting a greater sales mix of premium products, which included the sale of more than 4,900 Bluebird2 gaming machines, representing approximately 25.4% of our total new unit sales.

➢

A $4.1 million, or 8.4%, decrease in other product sales revenues, reflecting lower sales of lower-margin used gaming machines, partially offset by a slight increase in game conversion kit revenues stemming from slightly higher units.

➢	We earned revenue on close to 7,400 game conversion kits in the March 2009 nine month period, compared to over 7,200 game conversion kits in the prior year period.

➢	We sold close to 3,000 used gaming machines during the March 2009 nine month period, compared to approximately 3,600 used gaming machines in the prior year period.

➢	A $29.1 million, or 17.6%, growth in participation revenues due primarily to:

➢

A 10.2% increase, or 883 units, in the average installed base of participation gaming machines in the March 2009 nine month period, driven by the growth in our stand-alone, LAP and WAP installed bases. The stand-alone installed base increased by 315 units primarily due to growth in our Community Gaming platform series throughout the last twelve months and the launch in the September 2008 quarter of our fourth technology platform, Adaptive Gaming. The LAP units in the installed base as of March 31, 2009 increased by 187 units compared to the prior year period. The WAP units in the installed base as of March 31, 2008 was 372 units higher than at March 31, 2008, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels platforms. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 22% and 20% of the installed base at March 31, 2009 and 2008, respectively.

➢	Overall average revenue per day increased by $6.89, or 11.2%, principally reflecting favorable player response to the new games for our four innovative participation platforms.

➢	A $3.3 million, or 18.1%, decrease in other gaming operations revenues as we experienced lower royalty revenues.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 17.5%, or $48.0 million, to $322.5 million for the March 2009 nine month period from $274.5 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 51.3% for the March 2009 nine month period, compared to 47.9% for the prior year period. Gross margin for the March 2009 nine month period reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with greater sales of premium gaming machines, including our new premium Bluebird2 platform and lower sales of lower-margin used gaming machines in the current year period.

➢

Gross margin on gaming operations revenues was 82.5% in the March 2009 nine month period, compared to 79.3% for the prior year period, reflecting favorable WAP jackpot expense experience and the positive influence of the higher revenue per day from our high performing Community Gaming, Sensory Immersion, Transmissive Reels and Adaptive Gaming games.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Nine Months Ended March 31,
	2009		2008		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$72.7	14.2%	$53.8	11.6%	$18.9	35.1%
Selling and administrative	105.6	20.7	95.9	20.6	9.7	10.1
Depreciation	51.4	10.1	54.3	11.7	(2.9)	(5.3)

Total operating expenses	$229.7	45.0%	$204.0	43.9%	$25.7	12.6%

Research and development expenses increased 35.1% to $72.7 million in the March 2009 nine month period, compared to $53.8 million in the prior year period. The year-over-year increase reflects:

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

Selling and administrative expenses increased $9.7 million to $105.6 million in the March 2009 nine month period compared to $95.9 million in the prior year period. The year-over-year increase includes:

➢

increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and performance based incentives associated with improved operating performance; and

➢	higher legal expense primarily associated with the litigation on insurance claims related to Hurricane Katrina and higher bad debt expense due to the downturn in the economy.

Depreciation expense decreased $2.9 million to $51.4 million in the March 2009 nine month period compared to $54.3 million in the prior year period. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games and increased longevity of the gaming machine placements.

Interest Expense

We incurred interest expense of $3.1 million for both of the nine months ended March 2009 and 2008.

Interest Income and Other, Net

Interest income and other, net for the nine months ended March 2009 increased by $2.7 million to $6.5 million compared to $3.8 million for the prior year period. The current year period includes a pre-tax gain of $5.0 million from a cash settlement of trademark litigation.

Income Taxes

The effective income tax rates were approximately 33.7% and 35.5% for the nine months ended March 2009 and 2008, respectively.

The March 2009 nine month period effective tax rate reflects:

➢	the research and development tax credit which was reinstated in October 2008, retroactive to the beginning of calendar year 2008;

➢	increased income; and

➢	higher domestic manufacturing deduction.

The March 2008 nine month period effective tax rate reflects:

➢	no impact of the research and development tax credit in the March 2008 quarter as legislation had expired on December 31, 2007.

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

Earnings Per Share

Diluted earnings per share increased 41.0% on a 9.9% increase in revenues to $1.10 for the March 2009 nine month period from $0.78 for prior year period. The increase in earnings per share is attributable to increased net income for the period and a lower number of diluted common stock and common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Our use of cash flow from operations is largely for working capital to support our revenue base. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue increase or decrease, causing a corresponding change in working capital. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash from operations, and, if necessary, proceeds from our revolving credit facility, additional borrowings or additional equity offerings. Capital commitments are made for property, plant and equipment and gaming operations equipment; other commitments made relate primarily to licensing or technology agreements to obtain access to third-party brands, intellectual properties or technologies that we have not developed internally. Also, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements.

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions):

			Increase / (Decrease)
	March 31, 2009	June 30, 2008	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$122.9	$119.6	$3.3	2.8%
Total current assets(A)	399.3	413.3	(14.0)	(3.4)
Total assets	787.0	772.7	14.3	1.9
Total current liabilities(B)	91.9	116.6	(24.7)	(21.2)
Long-term debt	115.0	115.0	—	—
Stockholders’ equity	543.4	510.8	32.6	6.4
Net working capital (A) – (B)	307.4	296.7	10.7	3.6

(1)

Includes restricted cash of $18.7 million at March 31, 2009 and $18.8 million at June 30, 2008. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $10.7 million from June 30, 2008, and was primarily affected by the following components:

➢

An increase in cash, cash equivalents and restricted cash of $3.3 million due primarily to our increased profitability and better management of working capital partially offset by increased repurchases of common stock;

➢

A decrease in total current accounts and notes receivable, net, of $9.1 million or 4.6%, to $189.4 million compared to $198.5 million at June 30, 2008, reflecting the impact of greater product sales revenues in the June 2008 quarter than in the March 2009 quarter coupled with improved collection efforts and continuing efforts to lower days sales outstanding;

➢	A decrease in inventories of $14.3 million or 23.9%, to $45.6 million from $59.9 million at June 30, 2008 due to continuing efforts to increase inventory turns;

➢	An increase in deferred income tax and other current assets of $6.1 million; and

➢

A $16.3 million decrease in other accrued liabilities due to timing of payments, coupled with a decrease in accounts payable of $6.2 million as we continue to better manage purchasing and inventory levels, and a $2.2 million decrease in accrued compensation and related benefits due to payment of fiscal 2008 cash performance based incentives in August 2008.

As described in Note 11, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $13.9 million including contingent payments that are not recorded in our Condensed Consolidated Balance Sheets.

We believe that total cash and cash equivalents of $122.9 million at March 31, 2009, inclusive of $18.7 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, capital expenditures, cash to be invested in property, plant and equipment and gaming operations equipment, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the current fiscal year. We take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain unfavorable. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines, and customer base. We will cautiously deploy our capital in order to preserve maximum flexibility. For the remainder of fiscal 2009 and in fiscal 2010, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our $100 million revolving credit facility. We will, however, assess market opportunities as they arise.

Of our $122.9 million of total cash, cash equivalents and restricted cash at March 31, 2009, approximately $90 million is invested in various money market funds. The banking institutions that sponsor these money market funds have elected to participate in the Temporary Guarantee Program for U.S. Money Market Funds sponsored by the U.S. Treasury which guarantees the amount invested in these money market funds at September 19, 2008 and our balance invested at that date was approximately $99 million. Currently this program ends on September 18, 2009. The remaining $33 million of cash, cash equivalents and restricted cash is primarily cash held at various banking institutions. Approximately $8 million is held in cash accounts at international bank institutions and the remaining $25 million is primarily held in non-interest-bearing accounts at JPMorgan Chase and Bank of America. Late in 2008, the Federal Deposit Insurance Corporation approved a final rule to strengthen the agency’s Temporary Liquidity Guarantee Program. This program guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts. Under this program, participating institutions will be able to provide customers full coverage on non-interest bearing accounts, which currently will be in effect until the end of calendar 2009.

Convertible Subordinated Notes

At March 31, 2009, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a multi-year revolving credit agreement, as amended, that provides for $100 million of unsecured borrowings through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire such shares of our common stock. At March 31, 2009, approximately $84.9 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of March 31, 2009 and June 30, 2008. In October 2008, due to the volatility and lack of liquidity in the capital markets, we borrowed $25 million on our revolving credit facility and invested the proceeds in treasury bills with 30 day maturities. We repaid the $25 million by December 31, 2008. In January 2009, due to the continued volatility and lack of liquidity in the capital markets, we borrowed $25 million on our revolving credit facility and invested the proceeds in treasury bills with 30 day maturities. We repaid the $25 million by March 31, 2009 and have not borrowed any amounts under our revolving credit facility so far in the June 2009 quarter.

Common Stock Repurchase Program

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of March 31, 2009, we had approximately $75 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the nine months ended March 31, 2009, we purchased 1,602,470 shares for approximately $35.5 million at an average cost of approximately $22.15 per share.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Nine Months Ended March 31,		Change
	2009	2008
Net cash provided by (used in):
Operating activities	$131.2	$126.4	$4.8
Investing activities	(87.0)	(80.6)	(6.4)
Financing activities	(39.3)	11.0	(50.3)
Effect of exchange rates on cash and cash equivalents	(1.5)	(0.1)	(1.4)

Net increase in cash and cash equivalents	$3.4	$56.7	$(53.3)

Operating activities: The $4.8 million increase in cash provided by operating activities for the nine months ended March 2009 compared to the prior year period resulted from:

➢	A positive impact from the $17.9 million increase in net income, partially offset by a $2.9 million decrease in depreciation;

➢	A positive impact from a $20.9 million increase in non-cash items, including share-based compensation, amortization of intangibles and other assets, other non-cash expenses and deferred taxes; and

➢

A $31.1 million net decrease in changes in operating assets and liabilities includes a favorable impact of the reduction of inventory, more than offset by an increase in current accounts and notes receivable as we granted longer-term financing options for select customers and more of our quarterly shipments for the March 2009 quarter took place in the month of March than had occurred in March 2008 coupled with a reduction in accounts payable and an increase in other noncurrent assets.

Investing Activities: The $6.4 million increase in cash used by investing activities for the nine months ended March 2009 compared to the prior year period was primarily due to:

➢	A $1.2 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the nine months ended March 2009 to $36.6 million;

➢

A $1.8 million reduction in investments and advances in royalties, licensed technologies, patents and trademarks to $9.3 million in the nine months ended March 2009, as well as $0.9 million lower cash used in purchasing businesses and investments; and

➢

A $10.3 million increase in the amount invested in property, plant and equipment during the nine months ended March 2009 period to $41.1 million, as we continue to invest in future expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software.

Financing Activities: The $50.3 million decrease in cash provided by financing activities for the nine months ended March 2009 compared to the prior year period was primarily due to:

➢

The incremental $25.5 million used to repurchase treasury stock in the 2009 period as we used $40.5 million for the nine month period ended March 2009 to repurchase common stock compared to $15.0 million in the prior year period; and

➢

A $24.8 million reduction in the cash received and tax benefit from exercised stock options. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

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

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2009, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 12, “Litigation,” to our Condensed Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of March 31, 2009, we were not aware of any obligations arising under these agreements that would require material payments.

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

Performance Bonds

We have performance bonds outstanding of $1.0 million at March 31, 2009, to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the third quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
January 1, 2009 – January 31, 2009	—	—	—	$84,522,288
February 1, 2009 – February 28, 2009	228,714	$18.39	228,714	$80,316,077
March 1, 2009 – March 31, 2009	340,400	$17.02	340,400	$74,522,853
Total	569,114	$17.57	569,114	$74,522,853

(1)

On August 4, 2008, our Board of Directors authorized the repurchase of an additional $100 million of our common stock over the following twenty-four months. This authorization increases the existing program, previously authorized on August 6, 2007, from $50 million to $150 million. As of March 31, 2009, we had approximately $75 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

3.3	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	WMS Industries Inc. Amended and Restated 2009 Employee Stock Purchase Plan.

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

WMS INDUSTRIES INC.

Dated: April 30, 2009	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: April 30, 2009	By:	/s/ John P. McNicholas Jr.
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

3.3	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	WMS Industries Inc. Amended and Restated 2009 Employee Stock Purchase Plan.

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