Form 10-K
period 2009-06-30
WMS INDUSTRIES INC /DE/
filed 2009-08-27
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended December 31, 2008 was $1,317,349,436 based on the closing price of the common stock as reported on the New York Stock Exchange of $26.90 per share. For the purposes of this calculation, it is assumed that directors and executive officers of the registrant are affiliates.

On August 24, 2009 the number of shares of common stock outstanding was 50,482,317 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement to be filed on or about October 27, 2009, with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.

CAUTIONARY NOTE

This report contains statements that do not relate to historical or current facts, but are “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments, or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, continue, could, estimate, expect, indicate, intend, may, plan, possible, predict, project, pursue, will, would, and other similar terms and phrases, as well as the use of the future tense.

Examples of forward looking statements in this report include, but are not limited to, the following categories of expectations about:

➢	our ability to introduce new products and stimulate replacement demand

➢	the timing, features, benefits, and expected success of new product introductions

➢	the timing of the introduction of and revenues from server-based systems and networked gaming

➢	increasing gaming machine sales or placements

➢	increasing growth or contributions from certain non-gaming machine products and services

➢	factors impacting future gross margins and expectations about future tax rates

➢	our ability to acquire, develop, or protect intellectual property

➢	our market share, competitive advantage, and leadership position

➢	the advantages offered to customers by our products and product features

➢	gaming growth, expansion, and new market opportunities

➢	legislative or regulatory developments and related market opportunities

➢	financial results for fiscal 2010 and 2011, stabilization of certain gaming markets, and replacement demand over the next 12 to 24 months

➢	our ability to benefit from and effectively integrate and utilize acquired businesses and assets

➢	investments in other entities, expanding our product lines, and improving our position in related markets

➢	our access to and the availability of capital and credit resources to fund future operating requirements, capital expenditures and payment obligations

Actual results could differ materially from those expressed or implied in our forward looking statements. Our future financial condition and results of operations, as well as any forward looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Item 1A, Risk Factors, in this report for a discussion of these and other risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements are guaranteed.

PART I

ITEM 1. BUSINESS

General

WMS Industries Inc. (“WMS” or the “Company”) is engaged in serving the legalized gaming industry worldwide by designing, manufacturing and distributing video and reel-spinning gaming machines, video lottery terminals (“VLTs”) and in gaming operations, which consists of the placement of leased participation gaming machines in legal gaming venues. We either sell our products outright or place and lease our products to approved customers. Our products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. We also derive revenue from the sale of parts, conversion kits, amusement-with-prize (“AWP”) gaming machines, equipment manufactured under original equipment manufacturing agreements (“OEM”), gaming related systems for smaller international casinos and from licensing our gaming themes (“games”) and other intellectual property to third parties.

We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics, digital sound and engaging games, and most games incorporate secondary bonus rounds. Certain games are based on licensed, well-recognized brands such as MONOPOLYTM, POWERBALL® and THE WIZARD OF OZTM and substantially all of our gaming machines utilize technologies and intellectual property licensed from third parties. In designing our games and gaming machines, our designers, engineers, artists and development personnel build upon our over 60 years of experience in designing and developing novel and entertaining products from jukeboxes and pinball games to video and arcade games and, now, gaming machines for the gaming industry. We utilize our unique Player Driven InnovationTM approach in the development of new games and technologies to create innovative products.

Our primary manufacturing facility is located in the United States, with development or distribution offices in the United States, Argentina, Australia, Canada, China, Italy, South Africa, Spain, and the United Kingdom and, through our subsidiary, Orion Financement Company (“Orion Gaming”), we have a development and distribution office in the Netherlands. During the June 2009 quarter we ceased manufacturing in the Netherlands and integrated the manufacturing of Orion Gaming products into our facilities in Spain and the United States. In fiscal 2008, we added a development and distribution office in Austria with our acquisition of Systems in Progress GmbH (“SiP”). We conduct our business through our subsidiaries, including WMS Gaming Inc. (“WMS Gaming”), Orion Gaming and SiP, which market our products under the WMS, WMS Gaming, Orion Gaming and SiP trademarks. Our fiscal year begins on July 1 and ends on June 30.

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

WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. WMS succeeded to the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors and entered the gaming machine market beginning in the 1990’s. Our principal executive offices are located at 800 South Northpoint Blvd., Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our Internet website address is www.wms.com. Information contained on our website is not part of this Report. Through our Internet website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practical after the information has been filed with or furnished to the SEC. We will also provide electronic or paper copies of these reports free of charge upon request to our principal executive office, Attention: Investor Relations. We filed our annual Chief Executive Officer certification dated January 7, 2009, with the New York Stock Exchange. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Company and Product Overview

We design, manufacture and distribute gaming machines and VLTs for customers in legalized gaming jurisdictions worldwide. Our products consist of innovative and differentiated video gaming machines, mechanical reel gaming machines and VLTs. We were one of the original developers and pioneers of video gaming machines in the U.S. market. We strive to develop highly entertaining games that incorporate engaging game play, themes, intellectual properties and advanced technologies, exciting winning combinations, advanced graphics, and digital music and sound effects. Each gaming machine contains an operating system referred to as a game platform. The game platform manages software needed to run the gaming machine. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play requirements. The change in game play requirements are driven by, among other things, changes in consumer demand, capacity, security and regulation. CPU-NXT® and CPU-NXT2 are the primary platforms for most of our video and mechanical reel gaming machine and VLT product offerings.

Our games typically integrate secondary bonus rounds as additions to the primary game to create a game-within-a-game for more exciting and interactive play. If players attain certain winning combinations on the primary game, they move on to play a secondary game for a chance at winning additional bonuses without additional wagering. The player can win in both the primary game and the secondary game. In our secondary bonus games, the player has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters to obtain or reveal the bonus and, in other games, the player is awarded free spins. Amusing, entertaining and familiar graphics and musical themes add to the player appeal of our games.

We generate revenue in two principal ways. First, we generate product sales revenues from the sale of new and used gaming machines and VLTs, conversion kits for existing gaming machines (including game and/or operating system conversions), parts, amusement-with-prize gaming machines, equipment manufactured under OEM agreements to casinos and other licensed gaming machine operators, and the sale of gaming related systems for smaller international casino operators. Second, we earn gaming operations revenues from leasing gaming machines and VLTs to casinos and other licensed gaming machine operators in legal gaming jurisdictions. Also we earn royalties from third parties, who maintain license agreements with us to use our game content and other intellectual property.

Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. Revenue information for the past three years includes ($ in millions):

	2009	% of Revenue	2008	% of Revenue	2007	% of Revenue
Revenues:
Product sales	$438.5	62.1%	$421.2	64.8%	$366.3	67.9%
Gaming operations	267.9	37.9%	228.9	35.2%	173.5	32.1%

Total revenues	$706.4	100.0%	$650.1	100.0%	$539.8	100.0%

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our Consolidated Financial Statements for further information.

Product Sales

We offer the following products for sale:

➢

Video gaming machines. Our video gaming machines are primarily multi-line, multi-coin units, in our Bluebird®, Bluebird2 and Orion Gaming TwinstarTM – branded cabinets, that combine advanced graphics, digital music and sound effects, and secondary bonus games. In many of our products, the primary game features a video screen that simulates traditional mechanical reel action. In addition, we have developed games that have innovative variations on the movement and play action of the screen symbols, such as our Cascading Reels® and Rotating Wilds® effects. In the bonus round, the video screen can display a variety of amusing, interactive themed content. Depending on the game, the player can wager hundreds of coins per play. We have a strong player following in this product segment since the successful introduction of our Reel ‘em In® game in 1997. With the introduction of new games and the significant expansion of our video game line since 1997, we undertook a new strategy in fiscal 2007 that focuses on segmenting our video for-sale games into three categories: G+®, Classic and Innovation. Each product category has its own distinguishable player interface and game play features that communicate the game play experiences that each video game offers. We introduced 29 new video games for sale during fiscal 2009, compared to 26 new games in fiscal 2008. We presently have 186 games approved for our video for-sale product line.

➢

Mechanical reel gaming machines. Our product line of mechanical reel gaming machines in our Bluebird and Bluebird2 cabinets include five-reel and three-reel, multi-line, multi-coin gaming machines that are powered by the same CPU-NXT and CPU-NXT2 operating systems as our video gaming machines. Our mechanical reel products feature state-of-the-art lighting and sound elements that make our gaming machines stand out on a casino floor. We presently have 142 for-sale games approved for our mechanical reel product line, including 17 games under our Hot Hot Super Jackpot® series of games that we first introduced in fiscal 2006, which included the first bonus bet additional side bet feature on a five-reel mechanical gaming machine in the market. We introduced 32 new mechanical reel games in fiscal 2009 compared to 29 in fiscal 2008.

➢

Video poker gaming machines. Our video poker product line currently consists of several games including 3 WAY-ACTION® and Reel ’em In Poker™. We presently have seven games approved for our video poker product line.

➢

Parts sales, conversion kits, AWP, OEM, used games and gaming systems. We sell replacement parts and game conversion kits for our legacy, Bluebird, Bluebird2 and Orion Gaming’s Twinstar gaming machines. We also sell CPU-NXT conversion kits, which enable casinos to upgrade legacy WMS gaming machines to obtain all the features and functionality of the CPU-NXT operating system for a lesser price compared to the purchase of a new Bluebird brand cabinet. In addition, we also sell our own and competitors used gaming machines that are acquired on a trade-in basis or our gaming machines that were previously placed on a participation basis. We expect that our revenues from these sources will increase in the future as our installed base of sold gaming machines continues to grow. We also sell AWP products in certain international markets, a product line that was acquired with the Orion Gaming acquisition, and we manufacture and sell legacy, Bluebird and Twinstar gaming cabinets in limited cases under OEM agreements to certain third parties. Lastly, with the acquisition of SiP in July 2007, we now sell gaming systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators.

A summary distribution by major category of our product sales revenues is as follows:

	Year Ended June 30,
	2009	2008	2007
Video gaming machines	49.2%	46.6%	47.7%
Mechanical reel gaming machines	15.6	19.9	16.4
Video poker gaming machines	—	0.1	0.3
Other product sales:
Conversions	23.0	21.7	15.5
Used gaming machines	12.2	10.8	16.9
Other	—	0.9	3.2

Total	100.0%	100.0%	100.0%

Gaming Operations

Our gaming operations business includes the following:

➢

Participation games. Participation games are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the daily net win which is the casino’s earnings generated by casino patrons playing the gaming machine, (2) a fixed daily fee for the gaming machine, or (3) primarily in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. We are able to lease these gaming machines on a participation basis because of their superior earnings performance and/or the popularity of the brand that generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Our participation games include the following categories:

➢

Wide-Area Progressive (“WAP”) participation games. A WAP system electronically links gaming machines that are located across multiple casinos within a single gaming jurisdiction, or across Native American gaming jurisdictions. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-linked gaming machine. Our WAP games include titles under our proprietary brands and licensed brands such as MONOPOLY, including MONOPOLY GRAND HOTEL®, BIG EVENT®, CLINT EASTWOOD® based games, POWERBALL, TOP GUN™, THE WIZARD OF OZ™ , TIME MACHINE®, Reel ‘em In Compete To Win®, and JOHN WAYNE®. Net win per gaming machine on WAP systems is generally higher than on other types of participation gaming machines. We operate WAP systems in Arizona, Colorado, Mississippi, Missouri, Nevada and New Jersey and in Native American casinos. We often leverage our WAP games by also using them on local-area progressive systems (“LAP”) or stand-alone participation gaming machines in those jurisdictions where we do not operate a WAP system. WAP participation games typically are leased where we earn revenue based on a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. WAP participation games generate our highest daily lease rate and gross profit contribution; however, the gross margin percentage is below the other two types of participation games because we are responsible for funding the WAP jackpot award, which we expense as cost of gaming operations in our Consolidated Statements of Income.

➢

Local-Area Progressive participation games. A LAP system electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino. Our LAP gaming machines feature our proprietary brands, Jackpot Party Progressive® and Life of Luxury®, as well as licensed brands such as GREEN ACRES™, THE DUKES OF HAZZARD™ and HAPPY DAYS™, and in those jurisdictions where we do not operate a WAP system, the POWERBALL brand. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to drive up the average bet on these games. Net win per gaming machine on LAP systems is generally similar to non-linked stand-alone gaming machines on a casino floor. LAP participation games are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee.

➢

Stand-alone participation games. We lease certain participation games on a non-linked basis, which we call stand-alone games. Our stand-alone games feature titles, among others, under the MONOPOLY and PRESS YOUR LUCK™ brands and, in those jurisdictions where we do not operate a WAP system, THE WIZARD OF OZ, TOP GUN and CLINT EASTWOOD based games. Our stand-alone gaming machines generally feature larger, more elaborate top boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell. Stand-alone participation games are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee, or for our Adaptive Gaming® STAR TREK® games, on a percentage of the amount wagered on the game.

The components of our installed base of participation games were as follows:

	Year Ended June 30,
	2009	% of Installed Base	2008	% of Installed Base	2007	% of Installed Base
WAP gaming machines at year end	2,523	24.4%	1,820	19.5%	1,507	18.2%
LAP gaming machines at year end	2,386	23.1	2,134	22.9	2,333	28.2
Stand-alone gaming machines at year end	5,441	52.5	5,367	57.6	4,436	53.6

Total installed participation base at year end	10,350	100.0%	9,321	100.0%	8,276	100.0%

Average participation installed base during the year	9,666		8,771		7,299

Other gaming operations revenues are derived from:

➢

Casino-owned daily fee games. This category consists of gaming machines where the casino purchases the base gaming machine and leases the top-box and game from us at a lower fixed daily amount than if they were to lease the entire gaming machine. Casino-owned daily fee games typically feature a second liquid crystal display (“LCD”) screen in the topbox that provides additional entertaining bonus experiences for the player. In the case of products offered as casino-owned daily fee games, we also give casinos the option to either lease the complete gaming machine, top box and game (in which case the unit is classified as a stand-alone participation game), or to purchase outright the base gaming machine, top box and game at a premium price (which is classified as product sales revenue).

➢

Video Lottery Terminals. Our VLTs include both video and mechanical reel gaming machines. They feature advanced graphics, digital sound effects and music and incorporate many of the same features from our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants. We do not include leased VLTs in our installed base of participation games. In certain jurisdictions, VLT operators can purchase outright our VLTs, in which case the purchases are classified as product sales revenues. In other jurisdictions, VLT operators can only lease our VLTs, in which case the lease payments are classified as other gaming operations revenues.

➢

Leased for-sale games. Some customers prefer to lease our standard gaming machines rather than to purchase them. In these cases, we lease the gaming machine, either for a fixed daily fee or a percentage of the net win of the gaming machine. Often, the customer is given the option to purchase the leased gaming machine. We do not include leased for-sale gaming machines in our installed base of participation games.

➢

Licensing. We derive revenue from licensing our games and intellectual property to third parties. Methods for determining the license or royalty revenue vary, but generally are based on a fixed amount for each licensed game purchased, placed or shipped in a period, or a fixed daily royalty amount for each game. We earn license or royalty revenues primarily from Multimedia Games Inc., Stargames Corporation Pty. Ltd. and Bally Technologies, Inc. (“Bally Technologies”). Our agreement with Stargames Corporation Pty. Ltd. ended in January 2008 which commenced an agreed upon sell off period. Our agreement with Multimedia Games Inc. ended June 30, 2009 although there are on-going annual fees owed for continued use of our games. Our agreement with Bally Technologies with respect to distribution of WMS game themes in Class II markets in Florida terminated March 26, 2008 and the agreement for distribution of WMS game themes to Class II markets in Washington will expire December 31, 2009.

➢

Centrally Determined Systems: Beginning in fiscal 2010, we will offer video and mechanical reel gaming machines and VLT’s for Class II and certain VLT markets that connect to a central server system provided by BluBeri Technologies Inc., which determines the outcome of the games. These systems primarily operate in Native American casinos in Washington, Florida and Oklahoma as well as in Mexico. In certain of these jurisdictions, our customers rent the gaming machine, in which case the rental payments are shown as gaming operations revenues and in other jurisdictions customers purchase the gaming machines in which case the revenues will be shown as product sales revenues. In each case, for the use of the central determination system, we will receive either a fixed daily fee or a percentage of the net win generated by the gaming machines or VLT’s connected to the system.

Acquisitions

In early fiscal year 2007, for $30.1 million, we acquired 100% of the outstanding stock of privately held Orion Gaming, a Netherlands-based holding company that designs, manufactures and distributes casino-based gaming machines and OEM and AWP gaming machines. The acquisition expanded our international presence and game library, while adding a proven product development team focused on international opportunities. In the June 2009 quarter, we ceased manufacturing in the Netherlands and integrated the manufacturing of Orion Gaming products into our Spain and United States facilities. Orion Gaming operates as a separate subsidiary of WMS. See Note 7, “Intangible Assets” to our Consolidated Financial Statements.

In early fiscal year 2008, we completed the acquisition of 100% of the outstanding stock of privately held SiP, an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. The total consideration for SiP, including acquisition costs, was $4.9 million. The final purchase price allocation resulted in $3.1 million of identifiable intangible assets and $1.8 million of goodwill. SiP operates as a separate subsidiary. See Note 7, “Intangible Assets” to our Consolidated Financial Statements.

We have an active business development group that coordinates our efforts to expand our product offerings and helps ensure we have access to intellectual properties and technologies needed for our business. While we have only closed on two acquisitions in the past three years, we have been very active in licensing and acquiring intellectual properties, technologies and brands from third parties, investing $13.5 million, $19.5 million and $27.9 million in fiscal 2009, 2008 and 2007, respectively. See Note 13, “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Industry Overview

The gaming industry is a large and dynamic worldwide marketplace, subject to extensive local jurisdictional regulations. Casino and other legal gaming operators continuously seek to increase revenue growth and profitability. The importance of gaming machine revenue to casino operators’ profitability has created demand for gaming machines that have the ability to generate superior net daily win. As a result, gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value and appeal of games and gaming machines, which drives the demand for the replacement of older games and gaming machines. The earnings performance of our products is the primary driver of customer demand. See “Overview” included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Demand for our products is also driven by:

➢	Casino expansion and new casino openings;

➢	The replacement cycle of gaming machines at existing casinos;

➢	Opening of new gaming jurisdictions; and

➢	Our reputation, reliability and after-sales service support.

In the United States, Native American casinos represent a significant portion of the market. Native American gaming differs from the traditional casino market in that it is regulated under the Indian Gaming Regulatory Act of 1988, which classifies legalized gaming as follows:

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

➢

Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including our traditional gaming machines and is permissible only pursuant to either (1) a compact agreement entered into between the tribe and the host state, where such compact has been approved by the Secretary of the Interior and published in the Federal Register; or (2) Class III Procedures issued by the Secretary of the Interior.

We believe technology changes and development during the last decade that drove the demand for the past replacement cycles were: (1) the development of video gaming machines that simulate mechanical reel gaming machines, (2) the introduction of gaming machines with secondary bonus rounds, (3) cashless gaming and (4) low denomination wagering coupled with local-area and wide-area progressive jackpots. We expect technology to continue to be a significant element that drives demand, along with the emphasis by casinos for the types of gaming products that deliver higher net win per gaming machine. We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server in the casino data center. Once the gaming machines are connected to the server-enabled network, new applications, game functionality, and system-wide features can be enabled. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of product offerings. See “Government Regulation” below for additional information.

Business Strategy

In order to continue to grow revenues, profits and cash flow, we have been executing on five key business strategies throughout fiscal years 2008 and 2009, and because of the financial and operating success achieved with this focus, we expect to continue to execute on these business strategies in fiscal 2010. These five business strategies are as follows:

Strategies One and Two: Leverage Our Product Development Expertise to Introduce Innovative New Games and Expand Our Product Sales Offerings to: 1) Increase our Ship Share in the United States and Canada and 2) Expand and Grow Our International Business: We have over 60 years of experience developing fun, humorous and entertaining products in a variety of industries. During the past six years, we have enhanced our product development efforts by adding key management, design personnel and software engineers to our product development group. We renovated our facilities and organized our game development group into a studio team structure that continues to promote innovation while driving a more focused development approach. We place substantial emphasis on our Player Driven Innovation process that incorporates player feedback and market research into our development process in order to create game content and gaming experiences that appeal to casino patrons. We develop, acquire and license intellectual property and advanced technologies that we believe enable innovative and appealing games which, coupled with a focused product portfolio management plan, allows us to expand our offering of differentiated products to casino operators. We believe our product development capabilities, combined with the additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products, continue to expand our product offerings and increase our global market penetration.

We first commercialized our innovative Bluebird gaming machines in the December 2003 quarter. Bluebird gaming machines incorporate features such as an ergonomic design, 19-inch digital, high-resolution flat screen monitors for the video version of the product that can display advanced graphics generated by our CPU-NXT operating system, simultaneous coin-in/coin-out and cashless capabilities, and sound systems by Bose Corporation (“BOSE”), including the BOSE® FREE FIELD® directed audio system that reduces peripheral, distracting noises.

In the December 2008 quarter we began the global launch of our new gaming machine, Bluebird2, which contains advanced technologies that enable this gaming machine to support gaming as it exists today and in the server-enabled networked gaming world. The Bluebird 2 gaming machine contains dual 22 inch LCD displays for enhanced video display and a programmable button panel where the amounts bet per line and the number of lines played can change with each new game. The Bluebird2 gaming machine is NG capable and supports all of the peripheral devices of the original Bluebird gaming machine. The Bluebird2 gaming machine also incorporates an improved BOSE premium sound system developed exclusively for our gaming machines. The new BOSE audio system is designed with innovative directional sound technology, allowing the player to experience lifelike sound reproduction similar to that of a live production. The Bluebird2 gaming machine is slimmer than our Bluebird cabinet and requires less space on a casino floor, allowing casino operators to place more gaming machines in the same space. The Bluebird2 gaming machine uses our CPU-NXT2 operating system which provides higher resolution graphics, faster computing power and greater memory than the original Bluebird cabinet. Demand for this product exceeded our expectations and Bluebird2 gaming machines accounted for 35% of new units shipped in fiscal 2009 and we expect this percentage to increase in the coming years as our customers transition to the new product. In fiscal 2010, we will offer customers the ability to upgrade their Bluebird gaming machines to be server-enabled through the purchase of upgrade kits.

For the United States and Canada, we believe that WMS and three of its competitors (International Game Technology Inc. (“IGT”), Bally Technologies and Aristocrat Leisure Ltd (“Aristocrat”) account for over 90% of the new units shipped. We have announced that we will be directly pursuing the Class II and central determinant market in the United States and Canada beginning in fiscal 2010, upon the expiration of game content licensing agreements with third parties who had previously been distributing our products into these markets.

We are authorized to conduct business in over 100 international gaming jurisdictions. International new unit shipments accounted for 36.6% of global shipments in fiscal 2009, compared to 35.2% in fiscal 2008 and 30% in fiscal 2007. We expect continued penetration of our video and mechanical reel gaming machines into the international markets with the launch in fiscal 2009 of our Bluebird2 gaming machines and the Bluebird upgrade kits in fiscal 2010 and from Orion Gaming’s new Twinstar2 gaming machine with the N-Able™ operating system, which launched in late fiscal 2008.

In July 2007, we further expanded our international opportunities and revenue building base with the acquisition of Austrian-based SiP which extends our international presence, while also expanding our technology and our product offerings. SiP is focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. In fiscal 2008, we combined the existing capabilities of SiP with the new Twinstar2 gaming machine from Orion Gaming to expand future international revenue opportunities.

We expect further demand from the expected launch in the December 2009 quarter of our new value-priced gaming machine called HeliosTM, which will be targeted to select international markets where the economics of the facilities do not justify the premium price points of Bluebird, Bluebird2 or Orion’s Twinstar or Twinstar2 gaming machines. We also will be directly entering two new markets for WMS in fiscal 2010: New South Wales, Australia and Mexico. We had previously served these markets through content licensing arrangements with third parties, and now that those agreements have expired we will be able to sell our gaming machines in those markets.

Also we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We have offices in Argentina, Austria, Australia, Canada, the Netherlands, Italy, China, South Africa, Spain and the United Kingdom. The Australia, the Netherlands and United Kingdom offices house internationally focused game development studios, and both the Netherlands and United Kingdom also house distribution functions. The rest of the offices are primarily sales and distribution offices, with the Austria office also housing our SiP staff of developers and engineers.

As a result of our continued focus on creating innovative new games and products for our product sales business, and our direct launch into new markets worldwide, we expect to grow our global product sales revenues, profits and cash flow.

Strategy Three: Maximize the Return on Invested Capital of Our Participation Games and Exclusive Licenses of Popular Brands: Certain of our games and products are only available through lease arrangements where we earn a daily lease rate that is based on either a percentage of the net win, the amount wagered on the gaming machine or a fixed daily lease rate. We invest our capital in the placement of these leased gaming machines and since late fiscal 2007, our business strategy has been to maximize our return on invested capital in this business. A key element of our success has been to limit the number of units of each game theme installed in each casino. The result is that due to the popularity of the games, with a limited supply, the performance of the games has remained high for a longer period. We have also removed participation gaming machines from lower performing casinos and placed them in higher performing casinos to enhance our return on investment. Due to the popularity and earnings performance of our participation games the average installed base of these gaming machines increased by 10.2% in fiscal 2009, 20.2% in fiscal 2008 and 16.1% in fiscal 2007, while our net revenue per day increased by 10.4% in fiscal 2009, 9.9% in fiscal 2008 and 1.1% in fiscal 2007.

For many of our participation game themes we utilize popular brands and intellectual property from third parties. As the exclusive licensee of the MONOPOLY brand for use with gaming machines, we have converted a popular board game brand into a successful line of superior-earning gaming machines. In fiscal 2009, we announced an extension and expansion of our agreement with Hasbro Inc. and Hasbro International, Inc. (collectively, “Hasbro”), which allows us to continue to use the MONOPOLY brand through calendar 2016 with options through 2019 and also allows us to use certain of their other board game brands, such as BATTLESHIP®

and CLUE®. We also have licensed additional brands, including THE WIZARD OF OZ, JOHN WAYNE, TOP GUN, and POWERBALL which we use to create series of new participation games utilizing these brands. By combining the name recognition of these brands with creative game content and design, we are able to lease these products to casinos and other licensed gaming machine operators as participation games, generating a high-margin recurring revenue stream for ourselves, as well as for the casinos. We continue to pursue new licensed brands based on the feedback from focus group testing of casino patrons.

During fiscal 2007, we began introducing new product lines in our participation business that utilized our licensed and internally developed portfolio of intellectual properties and technologies. These participation products provided casino patrons new gaming experiences that they could not achieve on the products that we sell to casinos. These intellectual properties and technologies contained elements of the foundational technologies for networked gaming, in advance of when the networked systems will be commercialized. Subsequently we have introduced new games for each of these product lines and in fiscal 2008 we began introducing participation products that combined the technologies of two of these new product lines in one product. In fiscal 2009, we introduced a fourth new gaming platform: Adaptive Gaming. These new participation product lines are as follows:

➢

Community Gaming®: The first of the new product lines was introduced in the September 2006 quarter with the MONOPOLY Big Event game. Community Gaming is intended to build a table-game-like camaraderie amongst the players as they all play for a common bonus outcome. The Community Gaming experience consists of a bank of gaming machines linked to an overhead video screen that displays the bonus round. When the Big Event bonus triggers, a server that controls the overhead video screen enables all qualifying players on the bank to enter the bonus round and win together. MONOPOLY Big Event has been providing players with their first exposure to the excitement of a true communal gaming experience, and we followed this in fiscal 2008 with PRESS YOUR LUCK and Bigger Bang™ Big Event games. This new platform has been the primary driver of the growth in our installed footprint of stand-alone participation gaming machines. We had more than 2,000 Community Gaming gaming machines installed in our participation base at June 30, 2009.

➢

Sensory Immersion: The second new product line to debut was our Sensory Immersion platform with the TOP GUN game launched in March 2007, and we followed this with THE WIZARD OF OZ game launched in October 2007. This new product line utilizes our new CPU-NXT2 operating system with real-time, 3-D animation and BOSE3Space audio system to offer a multi-sensory player experience. In fiscal 2009, we launched DIRTY HARRY®: MAKE MY DAY™ and TIME MACHINE. At June 30, 2009, our installed base of Sensory Immersion gaming machines was over 1,600 units. More importantly, the uniqueness of this platform coupled with its game mechanics is providing casino customers with high coin-in and net win, and was a significant contributor to our increased average daily revenue per unit in fiscal 2008 and 2009.

➢

Transmissive Reels®: This product line was the third new product line and was launched in the June 2007 quarter. By overlaying video animation directly over mechanical reels, Transmissive Reels combines the appeal of mechanical reel gaming with the visually engaging interactive real-time, 3-D animation of video gaming machines. In fiscal year 2009, we launched THE WIZARD OF OZ Transmissive Reels gaming machine. At June 30, 2009, we had more than 1,700 of the Transmissive Reels gaming machines installed.

➢

Adaptive Gaming: We conducted a field trial of our fourth new participation product line in the third and fourth quarters of fiscal 2008 and launched this product line in the September 2008 quarter with the STAR TREK game. With this new product line, a player can establish a unique user name and password to log into any STAR TREK game on this product line in any jurisdiction. Through connectivity of these games through our wide-area network to WMS data centers, once the player terminates a gaming session, the player’s status will be saved. Then when the same player logs on to another STAR TREK game at that same casino or in any other casino and uses the same unique user name and password, the player’s game will start again where the player last ended the game. In addition, if the player completes all of the bonus rounds in the first episode of STAR TREK, the second episode is enabled for that player and when all of the bonus rounds in the second episode are completed, a third STAR TREK episode is enabled for that player. We will be introducing new episodes of the STAR TREK game in fiscal 2010, along with launching another series of games using this platform. In the June 2009 quarter, we launched Reel ‘em In Compete to Win that uses the Adaptive Gaming Technology. At June 30, 2009, we had more than 700 of Adaptive Gaming gaming machines installed.

Our expanding margins and revenue growth, along with the improved return on capital deployed in our gaming operations business also were key contributors behind the significant operating cash flow we generated. By continuing to focus on return on investment in our participation business and introducing innovative new participation games and products, we intend to continue to grow our participation revenues, profitability and cash flows.

Strategy Four: Drive Margin Improvements: Our gross margin and operating margins have shown continuing growth over the last three years. Total gross margin, exclusive of depreciation and distribution expense, was 63.5%, 59.4%, and 56.5% for fiscal 2009, 2008 and 2007, respectively, while our operating margin was 19.3%, 16.1%, and 13.7% for the same periods, respectively. We have cross-functional teams focused on margin improvement and several of our strategy deployment projects focus on different aspects of margin improvement. We benefit from the higher average selling price of new units, along with higher-margin premium priced products that we sell and higher net revenue per day from our participation games also contributes to higher margin. We continue to implement lean sigma initiatives (e.g. processes which help us focus on improving quality and eliminating non-value added steps) to further our process improvement initiatives and improve the flow of our business transactional processes. We also expect to benefit from raw material sourcing initiatives and from an expanded volume of business, which should result in greater volume discounts of raw material component parts from our suppliers and enable us to spread our manufacturing overhead cost over a larger number of units thereby reducing cost per unit. By continuing to drive margin improvements, we believe we will be able to continue to increase net income and generate the necessary capital to fund the other elements of our business strategy.

Strategy Five: Increase Cash Flow from Operations: Our cash flow from operations has remained strong throughout the past three fiscal years as a result of increased net income and non-cash expenses and improved working capital utilization. Our cash flow from operations was $179.2 million in fiscal 2009, $186.2 million in fiscal 2008 and $118.9 million in fiscal 2007. Our fiscal 2009 cash flow from operations approximated the prior year even as we implemented a program mid-year to provide a higher amount of financing terms to select customers given the impact that the struggling economy was having on their businesses. While we selectively granted a higher level of financing terms, our total receivable days sales outstanding was 119 days at June 30, 2009 up 10 days from 109 days at June 30, 2008, and the aging of our receivables improved between those time periods, despite the financial challenges that our customers faced. In fiscal 2009, we increased our inventory turns and better managed our accounts payable. Due to increased profitability, working capital management and containment of capital spending, our cash and cash equivalents balance, inclusive of restricted cash and cash equivalent, increased from $53.2 million at June 30, 2007 to $119.6 million at June 30, 2008 and to $154.7 million at June 30, 2009. We expect that with the continued execution of all of the business strategies discussed above, that our cash flow from operations will continue to increase in fiscal 2010.

Design, Research and Product Development

Our designers, engineers and artists build upon over 60 years of experience that we, together with our predecessors, have in designing and developing fun, humorous and exciting games. We are continually developing new games in order to refresh the installed base of our gaming machines and implementing new hardware, operating system and software technologies and functionality to enhance player entertainment. We utilize our unique Player Driven Innovation approach to the development of new games and technologies, which has resulted in the creation of innovative products. We also perform market tests of our products with the cooperation of casino operators to assess reliability and player appeal. Our gaming machines and games are usually designed and programmed by our internal engineering staff and game development studios. Our game design teams operate in a studio environment that encourages creativity, productivity and cooperation among designers.

Our Chicago research and development facility is a state-of-the-art technology campus that houses most of our research and development team, including four game development studios. We have additional game development studios in Las Vegas, London, Sydney and the Netherlands and additional research and development staff in Atlanta, Chicago, Las Vegas, Reno and Austria. Each of our game development studios works concurrently on multiple games and is staffed with producers, software developers, graphic artists, mathematicians and game developers. In some cases, we may outsource testing and graphic design functions to independent firms under contract to us. In addition, we have a defined process to review new game ideas submitted by third parties for consideration by us to license, develop and commercialize.

Recently we opened the Casino Evolved™ Advanced Technology Lab (“CEATL”) at our technology campus in Chicago, Illinois. The CEATL is a dynamic collaborative research and development laboratory focused on advancing the development of products that highlight our leadership in evolving the casino slot floor to a networked environment for the benefit of casino operators and their customers. It also serves as a platform for the future evolution of products and services that will allow entertaining gaming content to be enabled on new platforms.

During fiscal 2009, 2008 and 2007, we expensed $98.4 million, $79.9 million, and $58.1 million, respectively, of design, research and product development costs. We expect amounts spent on research and development will continue to grow in the future as we expand our product development initiative by designing games and gaming machines that enhance the player experience and drive profitability for us and casino operators. For further discussion on server-enabled network gaming (“NG”), see Item 7 – “Management Discussion’s and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We are authorized to sell or lease our gaming machines to casinos in 192 tribal jurisdictions, 32 state jurisdictions, and 129 other legalized gaming jurisdictions worldwide. See “Government Regulation — General” below. In most gaming jurisdictions, we sell our gaming machines directly, rather than through the use of distributors, which we believe allows us to provide superior customer service and enhances profitability.

From our introduction of the Bluebird cabinet and CPU-NXT in September 2003 through June 30, 2009, we shipped over 153,000 Bluebird gaming machines and CPU-NXT upgrade kits for our legacy gaming machines. In addition, since the launch of our Bluebird2 gaming machine in the September 2008 quarter through June 30, 2009, we have shipped over 9,200 units, and Bluebird2 gaming machines accounted for 35% of our new unit shipments in fiscal 2009. We expect Bluebird2 gaming machines to grow as a percentage of total new unit sales over the coming years as customers transition to this new gaming machine.

We sell and lease our gaming machines through 30 salespeople in offices in several United States locations, and 13 salespeople in international locations. Our salespeople earn a salary and commissions. The sale of gaming machines takes place throughout our fiscal year and the order sizes typically range from a small quantity of units to over 1,000 units. We conduct one-on-one meetings with our customers to demonstrate our products at their locations, host customers at private demonstrations in our offices and at other locations, and participate in various trade shows domestically and internationally each year. In certain cases, we participate in responding to competitive requests for proposals from private and public entities who are seeking to purchase gaming machines. We advertise in trade and consumer publications that appeal to casino operators, their employees and casino patrons. Usually, with the launch of a featured product or product category, we will design web-based learning experiences for both employees and customers. We use thematic and interactive web-based micro sites as a means to educate our customers and players about our products, and allow them to learn and explore different aspects of our products at their convenience, while also providing instant win and sweepstakes prizes.

Our field service team is a customer-focused organization, responsible for attending to the needs of our customers. Our field service technicians install, remove and convert gaming machines at the customer’s request, work with our customers in performing routine maintenance on participation gaming machines owned by us that are located at our customers’ casinos, initiate sales of replacement parts and conversion kits, and assist with general maintenance of gaming machines owned by our customers. We also have a centralized call center that allows us to be even more responsive to our customers’ needs.

In response to rapidly changing slot technology and the need for casinos to have vendor-neutral, consistent, and easily accessible training specifically targeted to slot floor personnel, we launched Slot Machine University® (“SMU”) in fiscal 2007. SMU is an interactive, online training and certification program (www.slotmachineuniversity.com) applicable for professionals working in all facets of slot technology and is the first of its kind to meet the strict requirements for the International Association for Continuing Education and Training accreditation. SMU offers a universal learning solution that helps individuals working in slot technology to support and maintain the wide variety of gaming machines and networked systems used in the gaming industry. Course topics encompass basic slot functionality appropriate for beginning technicians to advanced networking skills required for the future NG environment. As we continue to grow our business internationally, we intend to translate SMU into various languages to support our customers. Courses are offered on a subscription basis, and we believe this service demonstrates our commitment to listen and respond to our customers’ evolving needs.

For international markets, we have translated our most popular games into Spanish, Portuguese, French, Italian and Mandarin Chinese. No single country outside of the United States accounted for 10% or more of our revenues in fiscal 2009, 2008 or 2007. Revenues derived from customers outside of the United States accounted for approximately $155 million, $156 million and $135 million for fiscal 2009, 2008 and 2007, respectively. Geographic revenue information is determined by country of destination. Substantially all international sales are made in United States dollars. Revenue from participation games has been primarily limited to Canada and the United States, and we expect this trend to continue. See Note 15, “Information on Geographic Areas,” to our Consolidated Financial Statements for further information on international sales.

We generally offer customers payment terms of 30 to 90 days from the date of invoice. In certain circumstances, we offer extended payment terms typically for up to one year but in limited cases up to three years, in which case we usually charge interest to the customer. In fiscal 2009, due to the slowing economy and credit availability challenges, we implemented a program to increase the amount of financing terms offered to select customers. We expect to continue this program in fiscal 2010 until the economy and availability of credit improves. No single customer accounted for 10% or more of our revenues in fiscal 2009, 2008 or 2007.

Competition

The gaming machine market is highly competitive and is characterized by the continuous introduction of new games and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

➢	develop and offer games and gaming machines with higher earnings performance than the games and gaming machines from our competitors;

➢	create an expanding and constantly refreshed portfolio of games;

➢	identify and develop or obtain rights to commercially marketable intellectual properties; and

➢	adapt our products for use with new technologies.

➢	implement product innovation and reliability;

➢	offer mechanical and electronic reliability;

➢	generate brand recognition;

➢	implement effective marketing and customer support; and

➢	offer competitive prices and lease terms.

We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that Aristocrat, Bally Technologies, IGT, Konami Co. Ltd., Lottomatica’s G-Tech Holdings subsidiaries Atronic Casino Technology and Speilo Manufacturing Inc., Multimedia Games, Inc., Novomatic Group of Companies, and WMS have a majority of this worldwide market. In the categories of video and mechanical reel gaming machines, we compete with market leader IGT, as well as Aristocrat, Lottomatica’s Atronic Casino Technology subsidiary, Bally Technologies, Franco Gaming Ltd., Konami Co. Ltd., Multimedia Games, Inc., the Novomatic Group of Companies, and Unidesa Gaming and Systems. In the VLT category, we compete primarily with Bally Technologies, IGT, Lottomatica’s G-Tech Holdings and Speilo subsidiaries, and Scientific Games Corp.

Our competitors vary in size from small companies with limited resources to a few large multi-national corporations with greater financial, marketing and product development resources than ours. The larger competitors, particularly IGT, have an advantage in being able to spend greater amounts than us to develop new technologies, games and products that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. We have not offered these systems in the past and, with the acquisition of SiP, we expect to only offer these systems to smaller international customers.

Manufacturing

We currently manufacture substantially all of our gaming machines at our facility in Waukegan, Illinois. We are continuously reconfiguring our assembly lines in order to lower our manufacturing lead times, eliminate wasteful activities, improve productivity, and effectively increase our production capacity. We completed an expansion of our Waukegan facility in July 2007 to a total of 350,000 square feet in order to consolidate under one roof warehousing and distribution activities that were maintained at outside-leased facilities, which improved production efficiencies. In fiscal 2009, we ceased manufacturing activities of Orion Gaming products in the Netherlands, transferring such activities to our Waukegan and Barcelona facilities. We also refurbish used gaming machines at our Las Vegas facility.

Manufacturing commitments are generally based on sales orders from customers. However, due to uneven order flow from customers, component parts common to all gaming machines are purchased and assembled into a partial product that are inventoried in order to be able to quickly fill final customer orders. Our manufacturing processes generally consist of assembling component parts and sub-assemblies into a complete gaming machine. Through the use of lean sigma processes in the design of our new Bluebird2 gaming machine, in addition to setting up the supply chain processes for this gaming machine, we achieved our operating and strategic sourcing initiatives, and we currently can ship a standard black Bluebird2 gaming machine within two weeks of receiving the customer order, which is less than the lead time for our Bluebird product.

We generally warrant our new gaming machines sold in the U.S. for a period of 90 days, while we generally warrant our gaming machines sold internationally for a period of 180 days to one year. We provide several after-sale services to our customers including customer education programs, 24 hour customer service telephone hot-line, a website for technical support, field service support programs and spare parts programs. Our warranty costs have not been significant. From time to time we may also sell used gaming machines, including products made by us as well as those produced by our competitors which we have taken back as trade-ins from our customers. Generally, we acquire used gaming machines as trade-ins toward the purchase of new gaming machines. While a small secondary market exists in the United States, used gaming machines are typically sold to United States-based distributors and then resold in international markets where new machine purchases may prove to be too costly. Where appropriate, we incur costs to recondition used gaming machines for resale or we may elect to destroy the used gaming machines. We also occasionally sell used gaming machines in lots on an “as is” basis to licensed used equipment brokers and customers.

The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate and we have few sole-sourced parts.

We continue to implement cost savings and efficiency initiatives and focus on best practices, including lean sigma, in order to improve the efficiency of our manufacturing processes and reduce time to fulfill orders. We continue to make improvements in sourcing and supply management, in inventory and warehouse management, and other manufacturing processes. We are implementing a new sales operations strategy in an effort to produce gaming machines more ratably throughout the quarter, with the goal of significantly reducing quarter-end compression in manufacturing. We also have ongoing manufacturing initiatives, such as enhanced strategic sourcing and supplier management, value engineering the products and designing products for both ease of manufacturability and installation, that we expect will help improve gross margins in future quarters.

Patent, Trademark, Licenses, Copyright and Product Protection

Each game, gaming machine and associated equipment embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in the aggregate. During fiscal 2009, 2008 and 2007, we utilized technology licensed from two separate third parties in substantially all of the products we sold or leased. In addition intellectual property from another licensor was utilized in leased units which generated over 10% of our total revenues. We seek to protect our investment in research and development and the unique and distinctive features of our products and services by maintaining and enforcing our intellectual property rights.

We have obtained patent protection covering many of our products. We were granted approximately 30 U.S. patents during fiscal 2009, and continue to apply for many patents in the United States and elsewhere to protect inventions in our products and resulting from our research and development efforts. We generally seek to obtain trademark protection in the U.S. for the names or symbols under which we market and license our products. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual property licensed from third parties. We file for patent rights and trademark protection internationally in a number of key countries, based upon the nature of the patent or trademark, the laws of the given country and our anticipated product placements in that country.

Brand Licenses and Technology

We believe that our use of brand name intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the market positioning of WMS and the awareness and recognition of our brand names and brand names that we license.

Certain of our games are based on popular brands licensed from third parties, such as Hasbro, Fremantle Media North America, CBS Studios Inc., Turner Entertainment Co. and Warner Bros. Consumer Products Inc. Typically, we are obligated to make minimum guaranteed royalty payments over the term of the license agreement and to make advanced payments against those commitments. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

Several of our competitors have pooled their intellectual property patents that provide cashless gaming capabilities, specifically ticket-in ticket-out technology. Using this technology, when casino patrons cash out from a gaming machine they receive a printed ticket instead of coins. We have a non-exclusive, royalty-bearing license for certain patents related to this technology with IGT through the expiration date of the relevant patents and pass through the license fee to our customers for our product sales business.

On June 11, 2009, we entered into a new long-term license agreement with Hasbro whereby we agreed to license certain intellectual property and proprietary rights owned or controlled by Hasbro in titles such as MONOPOLY, BATTLESHIP and CLUE for use in our chance-based electronic gaming machines. The agreement is effective April 1, 2009 and has an initial term through December 31, 2016. We have the right to extend the license for an additional three-year term if certain conditions are satisfied. We currently have approvals for more than 60 MONOPOLY-branded games, including 16 MONOPOLY WAP games. Over the last three fiscal years, we added 19 MONOPOLY games to our participation game portfolio.

Other licensed brands we use in our products include: an exclusive agreement to develop, market and distribute games using the brands POWERBALL; MEN IN BLACK; JOHN WAYNE; HAPPY DAYS; STAR TREK; THE WIZARD OF OZ; GREEN ACRES; TOP GUN; and THE DUKES OF HAZZARD. We also license DIRTY HARRY, featuring Clint Eastwood.

The current operating system for our gaming machines, CPU-NXT, was developed in 2003 by Sierra Design Group Inc., which is now a wholly owned subsidiary of our competitor, Bally Technologies. We have a perpetual license to use this technology and have no continuing payment obligation for this license. Our CPU-NXT2 operating system was developed internally and is based on CPU-NXT.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with IGT. This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG gaming infrastructures.

We have a technology transfer agreement with Cyberscan Technology Inc. (d/b/a Cyberview Technology), under which we purchased versions of Cyberview’s server-enabled and downloadable gaming system and related technologies. In addition, Cyberview granted us a non-exclusive, perpetual, irrevocable, worldwide license to its technology patent portfolio related to NG and rights to share in a portion of any value Cyberview receives for this patent portfolio. The assets of Cyberview Technology were acquired by IGT in July 2008.

Government Regulation

General

We sell our games and gaming machines in legal gaming jurisdictions worldwide. The manufacture and distribution of gaming equipment and related software is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies.

We believe we hold all of the licenses and permits necessary to conduct our business. In all, we are authorized to sell or lease our gaming machines to casinos in 353 jurisdictions worldwide, including 129 international gaming jurisdictions.

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

The gaming industry is complex and constantly evolving, particularly in new jurisdictions. We continue to devote significant resources to ensure regulatory compliance throughout our company. Additionally, we have an active gaming compliance committee consisting of one outside consultant and two members of our board of directors that works in concert with our compliance department in order to avoid any appearances of impropriety as a result of a business relationship or new market opportunity. We have never been denied a gaming-related license, nor have our licenses ever been suspended or revoked.

Since the gaming law requirements of many jurisdictions are similar, we are not including descriptions of all jurisdictions due to the number of jurisdictions to which we are subject. Following are the specifics of selected gaming law requirements as a representative example of the gaming regulation to which we are subject.

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

➢

We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if the securities or the proceeds are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for these purposes or for similar transactions. We currently hold an approval to make certain public offerings through March 2010, subject to certain conditions. This shelf approval can be rescinded for good cause and does not mean that for any offering we may make, the Nevada gaming authorities have found, recommended or approved the issued securities or passed on the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Native American Regulation

Numerous Native American tribes have become engaged in or have licensed gaming activities on Native American tribal lands as a means of generating revenue for tribal governments. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, and the Indian Gaming Regulatory Act of 1988, which includes regulation and oversight by the National Indian Gaming Commission and the Secretary of the United States Department of the Interior. Furthermore, gaming on Native American lands may also be subject to the provisions of statutes relating to contracts with Native American tribes, which are also administered by the Secretary of the United States Department of the Interior.

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

Seasonality

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand, or if gaming is permitted in a significant new jurisdiction.

Employees

As of June 30, 2009, we employed 1,712 persons, including 177 that are internationally based. Approximately 274 of our domestic employees are represented by the International Brotherhood of Electrical Workers (the “IBEW”). Our collective bargaining agreement with the IBEW relates to our Waukegan, Illinois manufacturing facility and expires on June 30, 2011. We believe that our relations with our employees are satisfactory.

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

➢

Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game and gaming machines, hardware or software will be approved in any jurisdiction. Our NG technology will require regulatory approval in gaming jurisdictions prior to any shipment or implementation and we cannot assure you that we will receive the approvals.

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

Our business is vulnerable to changing economic conditions and current unfavorable economic conditions have impacted and could continue to negatively impact the play levels of our participation games, new unit sales demand, and our ability to collect outstanding receivables from our customers:

➢	Existing unfavorable general economic conditions reduce disposable income of casino patrons and result in fewer patrons visiting casinos. This decline in disposable income could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Additionally, higher airfares, gasoline prices and other costs may adversely affect the number of players visiting our customer’s casinos. Current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets, and resulted in significant volatility in the credit and equity markets. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the casino industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business.

➢

A decline in the relative health of the gaming industry and the difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations reduces their resources available to purchase our products and services, which adversely affects our revenues. If we experience a significant unexpected decrease in demand for our products, we could incur losses and also be required to increase our inventory obsolescence charges.

➢

Furthermore, current unfavorable economic conditions have and could continue to impact the ability of our customers to make timely payments to us. We implemented a program to provide more than historical financing terms to certain of our customers in 2009 which could increase our collection risk. We experienced a greater number of customers filing for protection under the bankruptcy laws in fiscal 2009 than in previous years and our bad debt expense increased to $7.1 million. If customers are not able to pay us, we may incur additional provisions for bad debt related to lack of collectibility of certain receivables.

New products, such as NG, may be subject to complex revenue recognition standards, which could materially affect our financial results:

➢

As we introduce new products and our commercial transactions become increasingly complex, additional analysis and judgment is required to account for them and to recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could change the timing of revenue recognition and could adversely affect our financial results for any given period. Fluctuations may occur in our revenue and related deferred revenues and reflect our continued shift toward more multiple element contracts that include systems and software.

Our profitability depends on our ability to continue to develop, in a timely basis, new technologies and high earning products that appeal to the player:

➢

The gaming machine business is characterized by the rapid development of new technologies and the introduction of new products using such technologies. We must continually adapt our products to incorporate new technologies and if we cannot adapt, or do not timely adapt new technologies, our operations may be adversely impacted.

➢

The success of a newly introduced technology, such as NG, is dependent on our casino customers’ acceptance of a dynamic change in the way they manage their casino floors. While we have designed WAGE-NET™ to support our customers’ existing investment in our Bluebird and Bluebird2 products, such acceptance may nevertheless only build gradually over time. Delays in acceptance by our customers of new technologies may adversely affect our operations.

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

casino operators only if we can show that it is likely to produce more revenue and net win to the casino operator than our existing products or our competitors’ products. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the gaming machines purchased by the casinos. Additionally, we are at risk that customers may cancel orders for products that are not performing to expectations at other casinos. If a new product does not achieve significant market acceptance, we may not recover our development, regulatory approval and promotion costs.

➢

Participation gaming machines are replaced on short notice by casino operators if the gaming machines do not meet and sustain revenue and profitability expectations. Therefore, these gaming machines are particularly susceptible to pressure from competitors, declining popularity, changes in economic conditions and increased taxation and are at risk of replacement by the casinos, which would end our recurring revenues from these gaming machines unless they can be placed with another customer or repurposed.

➢

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines. All of our games are designed with security features to prevent fraudulent activity. However we can not guarantee that these features will effectively stop all fraudulent activities. If our security features do not prevent fraud we could adversely be affected.

➢

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

We are dependent on our intellectual property and trade secrets and must ensure we are licensed to use intellectual property and trade secrets owned by others:

➢

Our competitors have been granted patents covering, among other items, numerous gaming machine features, bonusing techniques and related technologies. If our products use processes or other subject matter that is claimed under our competitors’ patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, in order to continue to develop, manufacture or market our products. We might also be found liable for treble damage claims relating to past use of the patented subject matter if the infringement is found to be willful.

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

➢

We have entered into multiple agreements to license intellectual property and technologies that, as of June 30, 2009, had a net book value of $68.6 million and total potential future commitment of $112.7 million, including contingent payments. We also have other finite lived intangible assets, including patents, customer relationships and trademarks with aggregate net book value of $19.7 million as of June 30, 2009. If we determine that we may not realize the value of any of the finite lived intangible net assets or commitments, we would record an immediate charge against earnings up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 7, “Intangible Assets” to our Consolidated Financial Statements for further information on the amount of intellectual property and technologies recorded on our Consolidated Balance Sheets and Note 13, “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements for further information on total potential future commitments.

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

➢

In addition, some of our competitors have developed and sell or otherwise provide to customers centralized player tracking and accounting systems which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. While, with the acquisition of SiP, we can now offer a centralized player tracking and accounting system, we anticipate SiP’s systems will only be used in small international casinos. By not having such a system for large casinos, we are at a competitive disadvantage.

➢

Our profitability is somewhat dependent on our ability to successfully enter into new markets (e.g. Class II) and new channels of distribution. We can not assure you that our products will receive the proper regulatory approvals, be accepted by customers or casino players or will perform as well in these markets as they have in our traditional markets.

Our business is subject to political, market, and financial risks:

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

➢

Our gross margins are impacted by decreases to our selling prices or our average daily revenue in our gaming operations business and increases to our costs of products sold including higher material costs due to the fluctuating commodities markets, higher labor costs and increased freight charges reflecting escalating gas prices. We may experience lower gross margins in the future if any of these events occurs.

➢

We face risks associated with doing business in international markets related to political and economic instability and related foreign currency fluctuations. Unstable governments and changes in treaties and legislation may affect the international gaming market with respect to gaming regulation, taxation, tariffs and import duties, and the legality of gaming in some markets, as we experienced with the decline in the Russian market in fiscal 2006. Additionally, we may have increased costs in connection with complying with international laws.

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

➢

In certain sales of new gaming machines and placement of participation gaming machines we have offered free gaming machines and/or free conversions, while at the same time we continue to charge our customers for gaming machines and conversions, including CPU-NXT and CPU-NXT2 upgrade kits. We cannot be sure that competitive pressure will not cause us to increase the number of free gaming machines and conversions we are expected to offer to our customers, which would decrease the revenue we expect to receive and reduce our gross profit.

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

➢

Our credit facility contains financial covenants which may restrict our ability to, among other things, make certain levels of capital expenditures; incur additional debt; incur liens; change the nature of our business; merge with or acquire other companies, liquidate or dissolve; limit share repurchases; and sell, transfer, lease or dispose of all or substantially all of our assets. In addition our credit facility expires on December 31, 2009 and while we expect to be able to extend or replace such facility, under the current economic conditions and capital markets, no assurance can be made that we will be able to negotiate such agreements or that such agreements would not place further limitations on our operations. In addition, if we experience another financial crisis and collapse of the capital markets, causing our stock price to fall and stay below $13.19 per share, holders of our $115 million of convertible debt due July 2010, may not convert into common stock. Therefore we might have to extinguish the debt with available cash or borrow on our credit facility or a combination of both, and we cannot provide assurance that we will be able to fund that amount of payment.

We are dependent on our employees.

➢	The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have an adverse effect on our operations.

➢

Our ability to continue to develop new technologies and create innovative products depends on our ability to recruit and retain talented employees. A lack of skilled, technical workers could delay or negatively impact our business plans.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Manufacturing Facility & Corporate Headquarters

Our main manufacturing facility and corporate headquarters is located in Waukegan, Illinois, a suburb of Chicago, where we own a facility of more than 350,000 square feet that houses our manufacturing and corporate administrative personnel and it also includes warehouse space. This facility was built in 1995 and expanded and improved in both 1998 and 2007. The 2007 expansion enabled us to bring under one roof raw materials and finished goods that had previously been stored at separate third-party warehouses. The fiscal 2007 expansion of our Waukegan facility ensures that it will be adequate in capacity and condition to satisfy our expected future growth requirements.

Chicago Technology Campus

Our engineering and game development headquarters is located in Chicago, Illinois, where we own a facility of more than 129,000 square feet that houses our Chicago engineering and game development personnel. Our Chicago facility has been renovated into a research and development center to accommodate the growth of our engineering and game development staff. This facility supports engineering and game development for all North American markets and certain international markets. We own a parcel of land and a building in Chicago down the street from our technology campus which we renovated for use in fiscal 2009 by our commercial operations team. In fiscal 2008 we purchased an additional parcel of land and building down the street from our Chicago technology campus for further expansion and in fiscal 2009 we purchased two other parcels in the same area for future expansion. We have one tenant that occupies the buildings on these three parcels. We are working with an architect to develop a master plan for this entire campus.

Bergen op Zoom, the Netherlands

We own a facility in Bergen op Zoom, the Netherlands that we use for game development and sales and distribution.

Leased Facilities

In addition to the principal and material physical properties described above, we maintain leased space worldwide including:

North America	Europe and South Africa	Asia Pacific / Latin America

Atlanta, Georgia

Atlantic City, New Jersey

Itasca, Illinois

Chicago, Illinois

Dover, Delaware

Golden, Colorado

Gulfport, Mississippi

Kansas City, Missouri

Las Vegas, Nevada

Plantation, Florida

Reno, Nevada

Toronto, Ontario, Canada

Robinsonville, Mississippi

	Aosta, Italy Barcelona, Spain Graz, Austria Guateng, South Africa Uxbridge, England Amsterdam, Netherlands	Buenos Aires, Argentina Macau, China Sydney, Australia

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

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Spielo Manufacturing Inc., another manufacturer of VLTs, voluntarily intervened to support Loto-Quebec’s position. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class, which is currently undetermined, but potentially comprising more than 119,000 members, is requesting damages totaling almost $700 million Canadian dollars, plus interest. The trial began in September 2008 and is continuing. It is too early to assess the outcome of these actions and to determine whether any further claim will be pursued by Loto-Quebec under the terms of our settlement agreement.

In December 2008, we settled a trademark lawsuit against a third party for a cash receipt in the amount of $5.0 million, which is included in the Interest income and other, net line in our Consolidated Statements of Income for the year ended June 30, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following marks: 3 WAY ACTION is a trademark of Yehia Awada; 3SPACE, BOSE and FREE FIELD are trademarks of Bose Corporation; BATTLESHIP, CLUE and MONOPOLY are trademarks of Hasbro, Inc; CLINT EASTWOOD is a registered trademark of Clint Eastwood; DIRTY HARRY is a trademark of Warner Bros. Consumer Products Inc.; G2E is a trademark of Reed Elsevier Inc. and the American Gaming Association; G2S and S2S are trademarks of the Gaming Standards Association; GREEN ACRES is a trademark of Orion Pictures Corporation; HAPPY DAYS and STAR TREK are trademarks of CBS Studios Inc.; JOHN WAYNE is a trademark of Wayne Enterprises, L.P.; PRESS YOUR LUCK is a trademark of FremantleMedia Operations BV; MEN IN BLACK is a trademark of Columbia Pictures Industries, Inc; POWERBALL is a trademark of the Multi-State Lottery Association; THE DUKES OF HAZZARD is a trademark of Warner Bros. Entertainment Inc.; THE WIZARD OF OZ is a trademark of Turner Entertainment Co.; TIME MACHINE is a trademark of Next Generation Entertainment (Aust) Pty Limited; TOP GUN is a trademark of Paramount Pictures Corporation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.50, trades publicly on the New York Stock Exchange (“NYSE”) under the symbol “WMS.” On August 24, 2009, there were approximately 724 holders of record of our common stock.

The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

	High	Low
Fiscal Year Ended June 30, 2009
First Quarter	$34.20	$26.42
Second Quarter	29.94	17.99
Third Quarter	28.30	15.67
Fourth Quarter	35.84	21.44
Fiscal Year Ended June 30, 2008
First Quarter	$33.10	$24.61
Second Quarter	37.14	30.89
Third Quarter	40.78	31.66
Fourth Quarter	38.74	29.45

Dividend Policy

No cash dividends were declared or paid on our common stock during fiscal 2009 or 2008. Our ability to pay future cash dividends will depend upon, among other things, our earnings, anticipated expansion, capital requirements and financial condition. We do not expect to pay cash dividends in the foreseeable future.

We have a revolving credit agreement, as amended, that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or repurchase or otherwise acquire shares of our common stock. At June 30, 2009, approximately $114.2 million was available for such purposes under the most restrictive of these covenants.

We have agreed to make additional payments of interest on our convertible subordinated notes if we declare a cash dividend on our common stock. The amount of the additional payments will be equal to the cash dividends that would be payable to the holders of the notes if the holders had converted their notes into shares of our common stock on the record date for the dividend. However, no such payment needs be made if the dividend that would otherwise trigger the payment causes an adjustment to the note conversion rate.

Issuance of Unregistered Securities

On June 11, 2009, WMS Gaming Inc. entered into a new Gaming Device License Agreement (the “2009 License”) with Hasbro whereby WMS Gaming agreed to license certain intellectual property and proprietary rights owned or controlled by Hasbro in titles such as MONOPOLY, BATTLESHIP and CLUE for use in WMS Gaming’s chance-based electronic gaming machines. As part of the inducement to Hasbro to enter into the 2009 License, our Board of Directors approved an amendment (the “Warrant Modification Agreement”) to that certain warrant to purchase our common stock which remains outstanding and was issued to Hasbro in 2003 in connection with a licensing arrangement (the “2003 Warrant”) for the MONOPOLY brand. The Warrant Modification Agreement provides that the term of the 2003 Warrant will be extended until December 31, 2018. In addition, the expiration date of the 2003 Warrant will be extended for three years if we elect to extend the 2009 License. The 2003 Warrant is 60% vested and, under the Warrant Modification Agreement, Hasbro waived its right to accelerated vesting of the 2003 Warrant. On June 11, 2009, our Board of Directors, also as part of the inducement to Hasbro to enter into the 2009 License, approved a grant of a warrant to purchase up to 500,000 shares of our common stock (the “2009 Warrant”). The 2009 Warrant’s exercise price is $30.03 per share of our common stock (the closing price on June 11, 2009, the date of grant), subject to adjustment. The 2009 Warrant will only vest if certain conditions are met: (1) we request Hasbro’s consent to an assignment of the 2009 License upon the undertaking of certain transactions by us and Hasbro gives its consent to such assignment and (2) such transaction is effected. Each year that the three conditions are not met, the number of shares subject to the 2009 Warrant decrease; provided however, that the number of underlying shares will not be less than 375,000 shares. If not vested and exercised, the 2009 Warrant will expire on December 31, 2018, which expiration date will extend for three years if we elect to extend the 2009 License. The 2009 Warrants have been, and the shares of the our common stock issuable upon exercise will be issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as a transaction with an accredited investor not involving a public offering. Hasbro has represented that it is an accredited investor and that it is acquiring the warrants and our common stock issuable upon exercise thereof for its own account, for investment only and not with a view to the resale or distribution of the securities. See Note 12, “Equity Compensation Plan” to our Consolidated Financial Statements.

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the fourth quarter of fiscal 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
April 1, 2009 – April 30, 2009	—	$—	—	$74,522,853
May 1, 2009 – May 31, 2009	—	$—	—	$74,522,853
June 1, 2009 – June 30, 2009	—	$—	—	$74,522,853

Total	—	$—	—	$74,522,853

(1)

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on

August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During fiscal 2009, we purchased 1,602,470 shares for approximately $35.5 million at an average cost of approximately $22.15 per share.

ITEM 6.	SELECTED FINANCIAL DATA

The data as of June 30, 2009 and 2008 and for the years ended June 30, 2009, 2008 and 2007 are derived from our audited Consolidated Financial Statements and related Notes that are included elsewhere in this Report. The data as of June 30, 2007, 2006 and 2005 and for the years ended June 30, 2006 and 2005 are derived from our audited Consolidated Financial Statements and related Notes that are included in other reports filed with the Securities and Exchange Commission.

The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
	(in millions, except per share amounts)
Statement of Operations Data:
Revenues	$706.4	$650.1	$539.8	$451.2	$388.4
Operating income	136.6	104.4	74.2	49.0	30.7
Income before income taxes	140.4	105.6	71.7	49.2	30.3
Provision for income taxes	48.2	38.1	22.8	15.9	9.1
Net income(1)(2)(3)(4)(5)	$92.2	$67.5	$48.9	$33.3	$21.2
Earnings per share:
Basic	$1.87	$1.34	$1.01	$0.71	$0.46
Diluted	$1.59	$1.15	$0.86	$0.63	$0.41
Weighted-average common shares:
Basic common stock outstanding	49.2	50.2	48.4	47.1	46.1
Diluted common stock and common stock equivalents	59.1	60.6	59.6	56.9	56.6
Dividends per common share	$—	$—	$—	$—	$—

Cash Flow Data:
Net cash provided by (used in):
Operating activities	$179.2	$186.2	$118.9	$103.1	$6.1
Investing activities	(113.8)	(117.8)	(158.8)	(94.1)	(45.8)
Financing activities	(29.8)	(5.2)	35.6	(4.6)	15.4
Effect of exchange rates on cash and cash equivalents	(0.7)	0.4	2.4	(0.5)	(0.4)

Increase (decrease) in cash and cash equivalents	$34.9	$63.6	$(1.9)	$3.9	$(24.7)

	As of June 30,
	2009	2008	2007	2006	2005
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$135.7	$100.8	$37.2	$39.1	$35.2
Working capital	334.3	296.7	255.5	234.2	241.8
Total assets	856.0	772.7	655.7	526.4	478.4
Long-term debt	115.0	115.0	115.0	115.0	115.0
Stockholders’ equity	591.4	510.8	433.6	325.6	285.2

(1)

Net income in fiscal 2009 includes $11.2 million of after-tax share-based payment expenses compared to $9.4 million, $7.7 million, $7.6 million and $2.4 million in fiscal 2008, 2007, 2006 and 2005, respectively.

The increase in share-based payment expense in fiscal years subsequent to fiscal 2005 is due to the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, effective July 1, 2005. See Note 2, “Principal Accounting Policies” to our Consolidated Financial Statements.

(2)

Net income in fiscal 2009 includes a $3.1 after-tax gain from a cash settlement of trademark litigation and a $1.1 million income tax benefit related to the period January 1, 2008 through June 30, 2008 due to the retroactive reinstatement of the research and development tax credit legislation in December 2008.

(3)	Net income in fiscal 2008 includes a $2.3 million after-tax write down to net realizable value of a technology license.
(4)

Net income in fiscal 2007 includes a $1.0 million after-tax charge for expenses associated with management separation costs during the period and a $0.7 million income tax benefit related to the period January 1, 2006 through June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation in December 2006.

(5)

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

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included elsewhere in this Report. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Cautionary Note” and Item 1A. “Risk Factors” in this Report. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment.

As used in this Report, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Our products consist primarily of video gaming machines, mechanical reel gaming machines and VLTs. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. We generate revenue in two principal ways: product sales and gaming operations.

Throughout our fiscal 2009, the financial market crisis disrupted credit and equity markets worldwide and led to a weakened global economic environment. The effect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our industry with some gaming operators delaying or canceling construction projects, coupled with many customers reducing their annual capital budgets for calendar 2009. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos. In anticipation of the lengthening replacement cycle and in response to the challenging economic environment, we reduced the number of new positions we hired in fiscal 2009, and took actions to contain non-payroll related spending. In fiscal 2010, we will remain focused on controlling spending and prioritizing capital expenditures and other discretionary items. The economic crisis lowered the number of new units we sold in fiscal 2009. We believe the industry will rebound once the economy and credit markets improve in the future.

We had expected that with our launch of the network gaming enabled Bluebird2 gaming machines, concurrent with certain of our competitors launching their networked gaming enabled products, the industry would experience an improvement in the replacement cycle which has been at an abnormally low level for the past few years. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced expectations. For fiscal 2009, Bluebird2 units accounted for 35% of our total new units shipped. We continue to believe that once the economy improves and capital budgets of our customers increase, the replacement demand will improve, and we’ll also experience an increase in demand from casino expansions and new casino openings.

We believe several recent developments fueled by the challenging economic situation will benefit us in the long term. In the United States, legislators have passed or are considering enabling or expansion of gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, and Massachusetts. The breadth and timing of such opportunities remains uncertain due to the political process in these jurisdictions as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. We are also focused on entering the Mexico market as it moves to Class III gaming, and the New South Wales, Australia market, as well as opportunities for new or expanded gaming in Italy, Singapore and Taiwan.

Product Sales

Product sales revenue includes the sale of new and used gaming machines and VLTs, parts, conversion kits (including game theme and/or operating system conversions), amusement-with-prize (“AWP”) gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2 and Orion Financement Company (“Orion Gaming”) Twinstar™ and Twinstar2-branded gaming machines;

➢	Mechanical reel-spinning gaming machines in our Bluebird and Bluebird2-branded gaming machines;

➢

Video poker machines in our Bluebird and Bluebird2-branded gaming machines, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base gaming machine and then leases the top box and game for a lower lease price point;

➢	Replacement parts and conversion kits for our legacy, Bluebird, Bluebird2, Twinstar, Twinstar2 and AWP gaming machines, and CPU-NXT® and CPU-NXT2 upgrade kits;

➢	Used gaming machines that are acquired on a trade-in basis or that were previously placed on a participation basis;

➢	AWP gaming machines in certain international markets;

➢	Gaming-related systems, including linked progressive systems and slot accounting systems applicable to smaller international casinos; and

➢	Gaming machines in legacy, Bluebird and Twinstar cabinets in limited cases under OEM agreements to certain third parties.

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

casino patrons playing the gaming machine; (2) fixed daily fees; or (3) a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. We have the ability to lease these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include:

➢	Wide-area progressive (“WAP”) participation games;

➢	Local-area progressive (“LAP”) participation games; and

➢	Stand-alone participation games.

➢	Casino-owned daily fee games, where the casino or gaming machine operator purchases the base gaming machine and pays a lower daily lease fee for the top box and game;

➢	Leased gaming machines;

➢	Video lottery terminals; and

➢	Licensing revenues from licensing our game content and intellectual properties to third parties.

OUR FOCUS

As previously discussed, we are currently operating in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our consolidated results. We expect to benefit from certain new or expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty. While we expect demand in the replacement market will remain sluggish in the near term, it is possible that gaming operators’ replacement buying demand will begin to improve in calendar 2010.

As we navigate these macroeconomic challenges, we remain focused on five key strategic priorities: 1) drive growth in our gaming operations business, while selectively investing our capital deployed in that business; 2) grow our United States and Canadian market share by innovating differentiated products; 3) expand the breadth and profitability of our international business; 4) improve our gross margins and operating margins; and 5) increase our cash flow from operations.

1.	Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Fiscal 2009 Result: During the year ended June 30, 2009, our average installed base of participation gaming machines increased 10.2% over the prior year and, at June 30, 2009, our total installed participation footprint stood at 10,350 units compared to 9,321 units at June 30, 2008. Growth in the installed base was primarily led by our WAP gaming machines, which at June 30, 2009 comprised 24.4% of the footprint compared to 19.5% at June 30, 2008. The WAP footprint increased by 703 units in the year ended June 30, 2009 compared to June 30, 2008, largely reflecting the successful launch of new games on our new participation product lines. The increase in WAP games represented 68.3% of the total annual increase in installed participation gaming machines. A shift in strategy in fiscal 2007 to focus on return on investment of our gaming operations assets helped result in revenue per day for the year ended June 30, 2009 increasing by 10.4% to a record $69.93 per day from $63.34 per day for fiscal 2008. This strategy includes limiting the number of gaming machines for specific new themes at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. By controlling the initial placement of participation products, we continued to reduce the capital invested in gaming operations compared to the prior year. A 10.4% improvement in the average daily revenue, coupled with the 10.2% improvement in the average installed base, produced a 21.3% year-over-year increase in participation revenue in our gaming operations business to $246.7 million, which attests to the continued strong play levels and player appeal of our participation products.

2.	Priority: Grow our United States and Canadian market share by innovating differentiated products.

Fiscal 2009 Result: The United States and Canadian replacement cycle has lengthened and the challenges facing our industry and the overall economy have continued, thus overall industry demand has been reduced. Our year-over-year new unit shipment volume comparison was negative and was impacted by lower overall industry demand, a tough comparison as the prior year included the sale of more than 1,000 units to Native American casinos in California following the passage of a voter referendum, partially offset by the current year being favorably impacted by rapid acceptance of our newly launched, premium-priced Bluebird2 gaming machine. As a result of these factors, our new unit shipments in the United States and Canada were down 7.6% compared to the prior year. To further diversify our revenue streams, we announced late in fiscal 2009 that we would directly enter the Class II, electronic bingo and central determinant market following expiration of our previous licensing agreements for those markets. Through an alliance with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm, over time we will combine our existing library of over 200 for-sale games with Bluberi’s proven system capabilities for the Class II, electronic bingo and central determinant markets. We are dependent, in part, on innovative new products, casinos expansions and new market opportunities to generate growth. We have continued to increase our spending on research and development activities to be able to offer creative and high earning products to our customers and for the year ended June 2009, such expenses are up $18.5 million or 23.2% over the prior year to $98.4 million. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Priority: Expand the breadth and profitability of our international business.

Fiscal 2009 Result: Shipments to international markets represented 36.6% of our total new unit shipments in the year ended June 30, 2009, compared with 35.2% for the prior year. During the year ended June 30, 2009 international new unit shipments decreased 1.4% from the prior year, as economic challenges are evident in some regions, principally Western European markets, as well as the impact of the higher mix of premium Bluebird2 units. We are accomplishing continued international success through the simultaneous introduction of new products in the Canadian and U.S. and international markets, thereby capitalizing globally on the popularity and success of our newest products. In late fiscal 2008, Orion Gaming launched its new Twinstar2 gaming machine and its new N-Able operating system which we expect will drive greater demand for Orion Gaming products in the future. In April 2009, we announced a new value-priced gaming platform called Helios which will be targeted at select international markets where the economics of the facilities do not justify the premium priced points of the Bluebird, Bluebird2 or Orion’s Twinstar or Twinstar2 gaming machines. In fiscal 2010, we also will begin selling new units directly to customers in Mexico and New South Wales, Australia through a local distributor, two markets that we previously served through content licensing agreements with third parties. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives.

4.	Priority: Improve our gross margins and operating margins.

Fiscal 2009 Result: Our operating margin improved 320 basis points to 19.3% for the year ended June 30, 2009 from 16.1% for the prior year, even as research and development expenses increased year-over year by $18.5 million, or 23.2%. For the year ended June 30, 2009, our overall gross margin improved by 410 basis points to 63.5% led by a 310 basis point increase to 51.5% in our product sales gross margin largely attributable to the solid sales of and margin achieved with our new, premium Bluebird2 gaming platform and an increase in our gaming operations margin to 83.3%. We are still implementing our lean sigma and strategic sourcing initiatives, but we are realizing positive results, and we believe these initiatives will continue to drive margin improvement in future years. In the future we expect to benefit from higher average selling prices and lease revenues coupled with an expanded volume of business that should result in greater volume discounts from our suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing cost per unit.

In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins.

5.	Priority: Increase our cash flow from operations.

Fiscal 2009 Result: For the year ended June 30, 2009 net cash provided by operations was comparable to the prior year reflecting a decrease by $7.0 million to $179.2 million, or 3.8%. The net cash provided by operations for the year ended June 30, 2009 reflects higher net income, deferred income tax expense and other non-cash items more than offset by a reduction in depreciation and amortization and changes in operating assets and liabilities. These operating asset and liability changes were impacted by a combination of our granting a greater amount of longer-term financing options for select customers during these challenging economic times and a greater percentage of new units shipped in the last month of the quarter, which was partially offset by our continued cross functional focus on improving utilization of working capital resulting in improving our inventory turns and better management of our accounts payables. In addition, in our cash flows from investing activities we made significant improvement in our management of the capital deployed in our gaming operations business. During fiscal 2009, the installed footprint of participation gaming machines increased 1,029 units or 11.0%, while our investment in gaming operations equipment totaled $47.0 million, compared to the $50.4 million invested in the prior year. As a result of the strong cash flow from operations, our total cash, cash equivalents and restricted cash as of June 30, 2009, rose 29.3% to $154.7 million from $119.6 million as of June 30, 2008.

The priorities for the utilization of our cash flow are to; continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions that can extend our international presence, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the year ended June 30, 2009, our research and development spending increased $18.5 million over the prior year. We spent $53.3 million in property, plant and equipment, $47.0 million on additions to gaming operations equipment, $13.5 million to acquire or license intangible and other assets and we funded approximately $40.5 million of common share repurchases.

NG

We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server in the casino data center. Once the gaming machines are connected to the server-enabled network, new applications, game functionality, and system-wide features can be enabled. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of product offerings. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2009 leading up to the launch of our WAGE-NET™ NG system in fiscal 2010.

Our vision for NG expands on the basic functionality of downloadable games, remote configuration of betting denominations and central determination of game outcomes, and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe NG will permit game play to be communal among many players. We also expect that with networked gaming machines we will be able to offer system wide features and game functionality along with applications that add value to casino operators’ operations. We will continue NG development, working with our competitors and customers to ensure the future is powered by an open standards approach where games, networks, servers and software from multiple suppliers are compatible with each other through the use of industry standard communication protocols.

Our path to the NG marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of NG systems. Fiscal 2007 was highlighted by the successful launch of our Community Gaming participation product line, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of games, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform, which is also the basis for our server-enabled Bluebird2 gaming machines that we launched in the December 2008 quarter. CPU-NXT2 also drives our Transmissive Reels participation product line and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion participation product line. We combined an interactive see-through liquid crystal display (“LCD”) with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the NG slot floor. We launched Adaptive Gaming, another key component to our NG technology in July 2008. We conducted a soft launch of our new server-ready Bluebird2 gaming machine in the September 2008 quarter with the commercial launch beginning in the December 2008 quarter. At the G2E trade show in November 2008 and the IGE trade show in January 2009, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 gaming machines using the CPU-NXT2 operating system and new games with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association (“GSA”): G2S and S2S.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology Inc., (“IGT”). This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG infrastructures. In May 2008, we received GLI approval on the first-point release of our WAGE-NET NG system, incorporating GSA communication standards and basic NG functionality, which as part of a technical beta test was placed at a popular tribal casino. We received GLI approval for the second-point release of WAGE-NET in January 2009 which has been in technical beta test at popular casinos on the East Coast and will be in a technical beta test in Mississippi later this year. In July 2008, we received approval for the first-point release of WAGE-NET from the Nevada gaming regulators and began a field trial at a popular Las Vegas strip casino. In December 2008, after successful completion of the field trial, we obtained the approval by the Nevada Gaming Commission of the first generation WAGE-NET system, including the remote configuration and downloadable applications. This version of WAGE-NET is GSA compliant, demonstrates our total commitment to support open architecture and standards-based protocols that our casino customers want and should expect, and will be further refined with additional features and functionality as we move forward toward a commercialized version of the WAGE-NET system in fiscal 2010.

OTHER KEY FISCAL 2009 ACTIVITIES

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During fiscal 2009, we purchased 1,602,470 shares for approximately $35.5 million at an average cost of approximately $22.15 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our historical experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in the financial statements and actual results may differ from initial estimates. Our accounting policies are more fully described in Note 2, “Principal Accounting Policies” in our Consolidated Financial Statements.

We consider the following accounting estimates to be the most critical to fully understand and evaluate our reported financial results. They require us to make subjective or complex judgments about matters that are inherently uncertain or variable. Senior management discussed the development, selection and disclosure of the following accounting estimates, considered most sensitive to changes from external factors, with the Audit and Ethics Committee of our Board of Directors.

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the following accounting pronouncements; American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions”, Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue 00-21”, “Accounting for Revenue Arrangements with Multiple Deliverables”. Our revenue recognition principle for both product sales and gaming operations is to record revenue when all the following criteria are met:

➢	Persuasive evidence of an agreement exists;

➢	The price to the customer is fixed or determinable;

➢	Delivery has occurred, title has been transferred, and any acceptance terms have been fulfilled;

➢	No significant contractual obligations remain; and

➢	Collectibility is reasonably assured.

Determining whether these requirements have been met may require us to make assumptions and exercise judgment that could significantly impact the timing and amount of revenue reported each period. In addition, we may enter into arrangements which include multiple elements or deliverables such as gaming machines, software systems and services. In such cases additional judgments and estimates are necessary to ensure the appropriate amounts of revenue are recorded in a given period. We annually investigate sales contracts with extended payment terms in excess of one year to determine if there is sufficient history to prove assurance of collectability under the original sales contract payments terms. Based upon this investigation, we have concluded that adequate supporting historical documentation exists to conclude collectability is probable for sales contracts with extended payment terms of 36 months or less.

The application of revenue recognition policies is critical due to the nature of the product sales contracts we execute. When multiple product deliverables are included under a sales contract, we allocate revenue to each product based upon its respective fair value against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. Fair value is determined based on the prices charged when each element is sold separately. Revenues are recognized in accordance with our accounting policies for the separate elements when the products have value on a stand-alone basis and fair value of the separate elements exists. While determining fair value and identifying separate elements requires judgment, generally fair value and the separate elements are readily identifiable as we also sell those elements unaccompanied by other elements. In accordance with EITF 00-21 we allocate revenue to each unit of accounting based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually.

The application of our revenue recognition policies and changes in our assumptions or judgments affect the timing and amounts of our revenues, cost of gaming operations, and cost of product sales. We anticipate an increase in our deferred revenues as we enter into NG in fiscal 2010 which we expect will result in an increasing number of multiple element contracts that include software and more of our product becomes subject to accounting rules for software revenue recognition. Deferred revenue totaled $7.5 million at June 30, 2009 and $5.2 million at June 30, 2008.

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

We apply the provisions of SOP 97-2, to sales of certain of our products, when appropriate. SOP 97-2 primarily effects our Bluebird2 and Systems in Progress GmbH (“SiP”) revenues and will impact future revenues in a NG environment because development of Bluebird2, SiP and future NG revenues has become more focused on computer software applications and systems to be sold and leased than our previous products. As we begin to commercialize NG system software in fiscal 2010, the application of SOP 97-2 will require us to obtain VSOE from third parties for each NG software product prior to recognizing revenue on any related gaming machine sales which may delay the recognition of revenue, and increase deferred revenues and deferred costs.

The application of this policy affects the level of our product sales and gaming operations revenue, cost of product sold, cost of gaming operations, accounts receivable, deferred revenue, deferred costs and accrued expenses. Other than the expanded application of SOP 97-2 with the launch of the Bluebird2 platform in fiscal 2009, in fiscal 2009, 2008 and 2007, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Income Tax Accounting

We conduct business globally and are subject to income taxes in US federal, state, local, and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain income tax positions, and income tax payment timing.

We record deferred income tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying U.S., state and applicable foreign jurisdiction enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred income tax assets is evaluated through the forecasting of taxable income, in each jurisdiction, using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies.

We apply an estimated annual effective income tax rate to our quarterly operating results to calculate the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the income tax attributable to that item is recorded in the interim period in which it occurs. We modify our annual effective income tax rate if facts and circumstances change between quarters. Our effective income tax rates for fiscal 2009, 2008 and 2007 were 34.3%, 36.1%, and 31.8%, respectively.

No taxes have been provided on certain undistributed foreign earnings that are planned to be indefinitely reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective income tax rate.

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the income tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year income tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in our Consolidated Balance Sheets and historical income tax provisions in our Consolidated Statements of Income. The outcome of these final determinations could have a material effect on our income tax provision, net income, or cash flows in the period in which that determination is made. We believe our income tax positions comply with applicable tax law and that we have adequately provided for any known income tax contingencies.

Prior to fiscal 2008, we recognized income tax accruals with respect to uncertain income tax positions based upon Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.” We currently apply Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Upon adoption of FIN 48 we recorded a $1.8 million increase in our liability for unrecognized income tax benefits with a corresponding reduction in our retained earnings as of July 1, 2007. Under FIN 48, the benefits of income tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For income tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements.

The application of this policy affects the level of our income tax expense, current income tax receivables and liabilities, and current and non-current deferred income tax assets and liabilities. Other than the $1.8 million impact from the adoption of FIN 48 effective July 1, 2007, in fiscal 2009, 2008 and 2007, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 9, “Income Taxes” to our Consolidated Financial Statements.

In the September 2008 quarter, the Internal Revenue Service began an audit of our U.S. federal income tax returns for fiscal years 2004 through 2007. In addition, we are currently under audit in a major state for the same years. As a result of these audits it is reasonably possible that the total amount of the unrecognized income tax benefits will significantly change within the next 12 months. At this time we are unable to estimate the amount of the potential change. Approximately $5.5 million of unrecognized income tax benefits are currently subject to the audits referred to above. At this time we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. We are no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

Share-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). Pre-tax share-based compensation expense was $18.0 million, $15.2 million, and $12.4 million for fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, we recorded a provision for equity-base performance units outstanding of $3.4 million that relate to the thirty-six month periods ended June 30, 2009, 2010 and 2011, based on the current assessment of achievement of the performance goals. In fiscal 2008, we recorded a provision for equity-base performance units outstanding of $2.7 million that relate to the thirty-six month periods ended June 30, 2009 and 2010, based on the current assessment of achievement of the performance goals. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals. Prior to fiscal 2008, we concluded that the achievement of the performance goals was not probable and therefore a provision related to the awards was not required.

Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If actual results differ significantly from these estimates, share-based compensation expense and our results of operations could be materially impacted. See Note 2, “Principal Accounting Policies” to our Consolidated Financial Statements.

The application of this policy affects the level of our cost of product sales, cost of gaming operations, research and development expenses, selling and administrative expenses, additional paid-in capital and income tax expense. During fiscal 2009, 2008 and 2007, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

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

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine. The value is based upon an estimate of the condition of the gaming machine, as well as our experience in selling used gaming machines and could change due to changes in demand in general for used gaming machines. We either sell these trade-ins as-is or renovate the gaming machines before resale. We also sell participation gaming machines as used gaming machines when we no longer need them in our gaming operations business. Therefore, we review our used gaming machine inventory for impairment on a quarterly basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements.

We sold over 4,900 and over 4,500 used gaming machines in fiscal 2009 and 2008, respectively. At June 30, 2009 and 2008, our inventories included 1,303 and 748 legacy gaming machines, respectively, and $1.0 million and $1.4 million of total legacy inventory, respectively.

During fiscal 2009, 2008 and 2007 we recorded provisions for inventory write-downs of $13.3 million, $10.1 million and $5.3 million, respectively.

The application of this policy affects the amount of our inventory and cost of product sales. In fiscal 2009, 2008 and 2007, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Participation Gaming Machine Depreciation and Net Realizable Value

We depreciate the Bluebird and Bluebird2-branded participation gaming machines over a three-year useful life to residual value, while we depreciate the top boxes over a one-year useful life. A material adverse impact could occur if the actual useful life of the participation gaming machines or top boxes is less than what was used in estimating depreciation expense, or if actual residual value is less than the anticipated residual value. At June 30, 2009 and 2008 we had $68.0 million and $75.4 million net book value of gaming operations equipment recorded in our Consolidated Balance Sheet. On a quarterly basis we assess the carrying value of our gaming operations equipment and adjust the carrying value to net realizable value as appropriate based on expected future usage.

The application of this policy affects the level of our gaming operations equipment, accumulated depreciation on gaming operations equipment, cost of gaming operations, depreciation expense, income tax expense and deferred income tax assets and liabilities. In fiscal 2009, 2008 and 2007, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Intellectual Property and Licensed Technology Valuations

We license intellectual property and technologies from third parties that we use in our games and gaming machines. At June 30, 2009 and 2008, we had $68.6 million and $67.1 million capitalized on our Consolidated Balance Sheets for such costs, along with commitments not on our Consolidated Balance Sheets for an additional $112.7 million and $21.0 million, respectively, including contingent payments. As part of our contracts with the licensors, we typically provide a minimum guaranteed commitment and prepay royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the royalty and license fee advances as intangible assets.

When products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances are included in cost of product sales if related to a product sale or cost of gaming operations if related to placement or lease of gaming operations equipment. We regularly evaluate the estimated future benefit of royalty and license fee advances, as well as minimum commitments not yet paid, to determine amounts unlikely to be realized from forecasted sales or placements of our gaming machines. If actual or revised forecasts fall below the initial estimate, then we may need to revise the remaining useful life and/or record an impairment charge to write down the asset to net realizable value as we did in the fiscal 2008 when we recorded a $3.7 million pre-tax write-down to net realizable value for a licensed technology.

See Note 7, “Intangible Assets” and Note 13, “Commitments, Contingencies, and Indemnifications,” to our Consolidated Financial Statements for further information. The application of this policy affects the level of our current assets, non-current assets, current liabilities, cost of product sales, cost of gaming operations, research and development expense and selling and general expense. Other than the fiscal year 2008 pre-tax write down of $3.7 million to net realizable value for a licensed technology, in fiscal 2009, 2008 and 2007, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under FSP 157-2, the effective date to adopt the fair value provisions for us will be July 1, 2009. On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. FSP No. 157-3 does not change the fair value measurement principles in SFAS 157, but rather provides guidance for the application of those measurement principles in the extreme inactive markets that currently exist. The adoption of SFAS 157 in fiscal 2009 had no material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. We adopted this Statement beginning July 1, 2008 which had no material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). Previously, under the provisions of SFAS 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP 142-3 removes the requirement of SFAS 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which for us will be in Fiscal 2010. Early adoption is prohibited. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We will continue to evaluate the impact of the provisions of FSP 142-3 on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes principles and requirements for reporting events or transactions occurring after the balance sheet date. It requires an entity to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued. This pronouncement also requires an entity to consider supplementing the financial statements with pro forma financial information if an unrecognized subsequent event is significant and to reissue financial statements filed with the SEC or other regulatory agencies if failure to do so could make the financial statements misleading. We adopted this statement for the quarter ended June 30, 2009 and updated our disclosures accordingly.

In June 2009, the FASB issued SFAS No. 168, “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”, which establishes the Codification as the single source of authoritative US GAAP. This statement is effective for interim and annual statements issued after September 15, 2009 and will change the way we reference accounting standards in future filings.

RESULTS OF OPERATIONS

Gulf Coast Hurricanes

We carry both property and business interruption insurance. We incurred damages to our leased facility in Gulfport, Mississippi in August 2005 which was covered by our property insurance, after the deductible. We began litigation relating to our business interruption claims against the insurance company in the Mississippi courts in the September 2006 quarter and the trial occurred in March 2009. On August 4, 2009, we received a judgment in our favor but based on the court’s interpretation of the policy, only nominal damages were awarded to us. This judgment will have no material impact on our Consolidated Financial Statements.

Seasonality

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand, or if gaming is permitted in a significant new jurisdiction.

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Below are our Revenues, Gross Margins and Key Performance Indicators. This information should be read in conjunction with our Consolidated Statements of Income (in millions, except unit and per share data):

					Percent Increase (Decrease)
	Year Ended June 30,		Increase (Decrease)
	2009	2008
Product Sales Revenues
New unit sales revenues	$375.1	$358.0	$17.1		4.8%
Other product sales revenues	63.4	63.2	0.2		0.3

Total product sales revenues	$438.5	$421.2	$17.3		4.1

New units sold	26,406	27,931	(1,525)		(5.5)
Average sales price per new unit	$14,203	$12,817	$1,386		10.8
Gross profit on product sales revenues(1)	$225.7	$203.9	$21.8		10.7
Gross margin on product sales revenues(1)	51.5%	48.4%	310	bp	6.4

Gaming Operations Revenues
Participation revenues	$246.7	$203.4	$43.3		21.3
Other gaming operations revenues	21.2	25.5	(4.3)		(16.9)

Total gaming operations revenues	$267.9	$228.9	$39.0		17.0

WAP gaming machines at year end	2,523	1,820	703		38.6
LAP gaming machines at year end	2,386	2,134	252		11.8
Stand-alone gaming machines at year end	5,441	5,367	74		1.4

Total installed participation base at year end	10,350	9,321	1,029		11.0

Average participation installed base	9,666	8,771	895		10.2
Average revenue per day per participation machine	$69.93	$63.34	$6.59		10.4

Installed casino-owned daily fee games at year end	507	819	(312)		(38.1)
Average casino-owned daily fee games installed base	763	776	(13)		(1.7)

Gross profit on gaming operations revenues(1)	$223.2	$182.3	$40.9		22.4
Gross margin on gaming operations revenues(1)	83.3%	79.6%	370	bp	4.6

Total revenues	$706.4	$650.1	$56.3		8.7
Total gross profit(1)	$448.9	$386.2	$62.7		16.2
Total gross margin(1)	63.5%	59.4%	410	bp	6.9
Total operating income	$136.6	$104.4	$32.2		30.8
Total operating margin	19.3%	16.1%	320	bp	19.9

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for fiscal 2009 increased 8.7%, or $56.3 million, over the fiscal 2008, reflecting:

➢	A $17.1 million, or 4.8%, increase in new unit sales revenue as a result of:

➢

A 10.8% increase in the average selling price of new gaming machines to a record $14,203, principally reflecting the greater sales mix of premium-priced products, which included the sale of more than 9,200 Bluebird2 gaming machines, representing approximately 35.0% of our total new unit sales.

➢	Partially offset by a 1,525 unit, or 5.5%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 16,732 units, a decrease of 7.6%, due to lower industry demand resulting from the slowing economy and tightening in the credit markets. Fiscal 2008 included the impact of the sale of more than 1,000 units to Native American casinos in California following the passage of a voter referendum.

➢

International new units sold decreased 1.4% from the prior year to 9,674 units, reflecting economic challenges and tightening credit markets across some of the international regions, principally the Western European markets.

➢

Sales of mechanical reel products totaled 6,360 units, or approximately 24.1% of total new units sold compared to 29.9% of units sold in the prior year. We believe our customers reduced their capital spending on this product line in the first half of fiscal 2009 in advance of our launch of the new Bluebird2 mechanical reel gaming machine with Transmissive Reel technology late in March 2009 quarter; and

➢

We launched our new networked-enabled Bluebird2 video gaming machines in the December 2008 quarter, followed by the 5-reel mechanical Bluebird2 in the March 2009 quarter and the 3-reel mechanical and slant version of the Bluebird2 in the June 2009 quarter. We had expected that Bluebird2 gaming machines would have accounted for 15.0% to 20.0% of our total unit sales in fiscal 2009, however due to the higher earnings performance experienced by our customers for these products, they accounted for 35.0% of our annual new unit shipments. With a list price 20.0% higher than our Bluebird gaming machines and our customers fixed capital budgets, some customers were not able to afford to buy as many Bluebird2 gaming machines as if they had purchased our Bluebird gaming machines, and we believe this also had a negative impact on the number of new unit sales in fiscal 2009.

➢

A $0.2 million, or 0.3%, increase in other product sales revenues, reflecting higher sales of lower-margin used gaming machines and parts, partially offset by a slight decrease in game conversion revenues:

➢	We sold over 4,900 used gaming machines during the fiscal 2009, compared to over 4,500 used gaming machines in the prior year; and

➢

We earned revenue on more than 9,300 game conversion kits in fiscal 2009, compared to 9,000 game conversion kits in the prior year, however conversion revenues decreased slightly in fiscal 2009 as the average selling price achieved was modestly lower than in fiscal 2008.

➢	A $43.3 million, or 21.3%, growth in participation revenues due primarily to:

➢

A 10.2% increase, or 895 units, in the average installed base of participation gaming machines in fiscal 2009 driven by the growth in our stand-alone, WAP and LAP gaming machines. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for our products. The stand-alone installed base increased by 74 units primarily due to growth in our Community Gaming product line series throughout the last twelve months and the launch in the September 2008 quarter of our fourth new participation product line, Adaptive Gaming. The LAP units in the installed base as of June 30, 2009 increased by 252 units compared to the prior year due to new game series launched during fiscal 2009. The WAP units in the installed base at June 30,

2009 was 38.6% or 703 units higher than at June 30, 2008, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels product lines and our latest WAP game, Reel ‘Em In Compete to Win. The WAP installed base accounted for 24.4% and 19.5% of the installed base at June 30, 2009 and 2008, respectively; and

➢

Overall average revenue per day increased by $6.59, or 10.4%, principally reflecting favorable player response to the new games for our four innovative participation product lines and our active program to relocate low-performing participation gaming machines to casinos where we expect higher performance.

➢

A $4.3 million, or 16.9%, decrease in other gaming operations revenues as we experienced lower royalty revenues as a result of license agreements for certain markets coming to the end of the license term and us electing to not renew such agreements so we can directly enter these markets, such as Class II and Australia.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 16.2%, or $62.7 million, to $448.9 million for the year ended June 2009 from $386.2 million for the prior year. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $21.4 million and $20.4 million in fiscal 2009 and 2008 respectively, in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 51.5% for fiscal 2009, compared to 48.4% for the prior year. Gross margin for fiscal 2009 reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with a higher average selling price due to greater sales of premium gaming machines, including our new Bluebird2 platform and partially offset by a lower volume of business and $3.2 million in higher excess and obsolete inventory charges as we transition to the new Bluebird2 gaming machine. We launched the Bluebird2 gaming machine in the December 2008 quarter and met our goal of achieving a similar gross margin for this new product as we were currently achieving for the original Bluebird product; and

➢

Gross margin on gaming operations revenues was 83.3% in fiscal 2009, compared to 79.6% from the prior year, reflecting favorable WAP jackpot expense experience and the positive influence of the higher revenue per day from our high performing Community Gaming, Sensory Immersion, Transmissive Reels and Adaptive Gaming games partially offset by the greater number of WAP gaming machines, which have a lower gross margin, in the installed base.

We expect to generate continued revenue growth in fiscal 2010 and fiscal 2011 as we increase our global market share due to the popularity of our products, launch new, expanded market distribution opportunities, increase our average selling price as our premium Bluebird2 gaming machines become a higher percentage of overall sales and continue to grow our participation installed base and average revenues per day through the introduction of new and innovative participation games and product lines. We expect royalty revenues to decline in fiscal 2010 and 2011 from fiscal 2009 levels as several of our content licensing agreements terminated in fiscal 2009 or were in an agreed upon sell-off period. We expect continued improvements in our product sales gross margin, resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools to improve quality and eliminate waste, results from our strategic sourcing initiatives and the benefits from higher unit volumes and ongoing leveling of the production schedule throughout each quarter.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,
	2009		2008		Increase
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$98.4	13.9%	$79.9	12.3%	18.5	23.2%
Selling and administrative	145.5	20.6	130.0	20.0	15.5	11.9
Depreciation	68.4	9.7	71.9	11.1	(3.5)	(4.9)

Total operating expenses	$312.3	44.2%	$281.8	43.4%	30.5	10.8%

Research and development expenses increased 23.2% to $98.4 million in fiscal 2009, compared to $79.9 million in the prior year. The year-over-year increase reflects:

➢	our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

higher costs to accelerate new systems and enterprise-wide system applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the launch of NG systems in fiscal 2010;

➢

increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above and higher performance-based incentive costs associated with improved operating performance; and

➢	Fiscal 2008 included a $3.7 million pre-tax write down to net realizable value related to a licensed technology.

During fiscal 2009, we introduced 61 new WMS-branded games for sale and 26 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2008 of 55 new WMS-branded games for sale and 25 new participation and casino-owned daily fee games.

Selling and administrative expenses increased 11.9%, or $15.5 million, to $145.5 million in fiscal 2009 compared to $130.0 million in the prior year. The year-over-year increase includes:

➢

increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and higher performance based incentive costs associated with improved operating performance;

➢	non-cash bad debt expenses increasing by $3.6 million to $7.1 million due to the downturn in the global economy and an increase in customers filing for protection from bankruptcy; and

➢	higher legal expense primarily associated with the litigation on insurance claims related to Hurricane Katrina.

Depreciation expense decreased $3.5 million to $68.4 million in fiscal 2009 compared to $71.9 million in the prior year. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation gaming machine placements coupled with a greater number of participation gaming machines reaching salvage value.

For fiscal 2010 and 2011, we expect to increase research and development spending to support our expanding portfolio of innovative and differentiated product offerings, further our progress with our NG initiatives, and create new game development tools, technological advancements and innovations in game play. The increased spending is also anticipated to support further growth of our game library and enhance the productiveness of our development efforts. Selling and administrative expenses are anticipated to increase more modestly in fiscal 2010 and 2011 and are expected to decline slightly as a percent of revenues in fiscal 2010 and 2011. In line with the more moderate rate of growth expected for our installed participation footprint, we anticipate our capital investment in gaming operations equipment to flatten or decrease in fiscal 2010 and 2011, and estimate capital expenditures for property, plant and equipment to increase modestly in fiscal 2010 and 2011.

Operating Income

Our operating income increased by $32.2 million or 30.8% in fiscal 2009 on an 8.7% increase in total revenues. Our fiscal 2009 operating margin of 19.3% represented a 320 basis point increase over the 16.1% operating margin achieved in the prior year. This improvement was achieved by the improvements in both product sales and gaming operations gross margins, coupled with higher-margin gaming operations accounting for 37.9% of total revenues in fiscal 2009 compared to 35.2% in the prior year, partially offset by operating expenses increasing by 10.8%, or 210 basis greater than the increase in total revenues.

For fiscal 2010 and 2011, we expect to continue to achieve improvements in our operating margin as improvements in revenue and gross profits will be paired with operating expenses being a slightly lower percentage of overall revenues than in fiscal 2009.

Interest Expense

We incurred interest expense of $4.0 million for both fiscal 2009 and 2008, primarily related to our 2.75% convertible subordinated notes, amortization of debt issuance costs, and in fiscal 2009, interest and fees on borrowings under our revolving credit facility.

Interest and Other Income, Net

Interest and other income, net increased by $2.6 million to $7.8 million for year ended June 2009 compared to $5.2 million for the prior year. Fiscal 2009 includes a pre-tax gain of $5.0 million from a cash settlement we received from trademark litigation.

Income Taxes

The effective income tax rate was 34.3% in fiscal 2009 compared to 36.1% in fiscal 2008. In early October 2008, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008 and will continue through calendar year 2009. As the research and development tax credit legislation will expire on December 31, 2009, we expect our effective income tax rate for fiscal 2010 and 2011 to be approximately 36% assuming governments do not change statutory tax rates for those periods.

The fiscal 2009 effective income tax rate reflects:

➢	increased pre-tax income;

➢	higher domestic manufacturing deduction; and

➢

reinstatement of the research and development tax credit in October 2008, retroactive to the beginning of the calendar year 2008. The effective tax rate includes the credit earned from January 1, 2008 through June 30, 2008, which aggregated $0.02 per diluted share, in addition to the tax credit earned during fiscal 2009.

The fiscal 2008 effective income tax rate reflects:

➢	the domestic manufacturing deduction; and

➢	no impact of the Federal research and development tax credit in the March 2008 and June 2008 quarters as the legislation had expired on December 31, 2007.

Earnings Per Share

Diluted earnings per share increased 38.3% on an 8.7% increase in revenues to $1.59 for year ended June 2009 from $1.15 for prior year. The increase in earnings per share is attributable to increased net income for the year and a lower number of diluted common stock and common stock equivalents primarily driven by our share repurchase program.

Impact of Inflation

During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

Below are our Revenues, Gross Margins and Key Performance Indicators. This information should be read in conjunction with our Consolidated Statements of Income (in millions, except unit and per share data):

	Year Ended June 30,		Increase (Decrease)		Percent Increase (Decrease)
	2008	2007
Product Sales Revenues
New unit sales revenues	$358.0	$317.0	$41.0		12.9%
Other product sales revenues	63.2	49.3	13.9		28.2

Total product sales revenues	$421.2	$366.3	$54.9		15.0

New units sold	27,931	25,613	2,318		9.1
Average sales price per new unit	$12,817	$12,378	$439		3.5
Gross profit on product sales revenues(1)	$203.9	$167.7	$36.2		21.6
Gross margin on product sales revenues(1)	48.4%	45.8%	260	bp	5.7

Gaming Operations Revenues
Participation revenues	$203.4	$153.6	$49.8		32.4
Other gaming operations revenues	25.5	19.9	5.6		28.1

Total gaming operations revenues	$228.9	$173.5	$55.4		31.9

WAP gaming machines at year end	1,820	1,507	313		20.8
LAP gaming machines at year end	2,134	2,333	(199)		(8.5)
Stand-alone gaming machines at year end	5,367	4,436	931		21.0

Total installed participation base at year end	9,321	8,276	1,045		12.6

Average participation installed base	8,771	7,299	1,472		20.2
Average revenue per day per participation machine	$63.34	$57.66	$5.68		9.9
Installed casino-owned daily fee games at year end	819	760	59		7.8
Average casino-owned daily fee games installed base	776	728	48		6.6
Gross profit on gaming operations revenues(1)	$182.3	$137.3	$45.0		32.8
Gross margin on gaming operations revenues(1)	79.6%	79.1%	50	bp	0.6

Total revenues	$650.1	$539.8	$110.3		20.4
Total gross profit(1)	$386.2	$305.0	$81.2		26.6
Total gross margin(1)	59.4%	56.5%	290	bp	5.1
Total operating income	$104.4	$74.2	$30.2		40.7
Total operating margin	16.1%	13.7%	240	bp	17.5

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for fiscal 2008 increased 20.4%, or $110.3 million, over fiscal 2007, reflecting:

➢	A $41.0 million, or 12.9%, increase in new unit sales revenue as a result of:

➢	A 2,318 unit, or 9.1%, increase in new units sold.

•	International new units sold increased 30.2% over the prior year, reflecting growth in China with our Mandarin-based games and continued growth throughout Europe, South Africa and South America;

•

United States and Canada new units sold in fiscal 2008 were essentially flat to fiscal 2007 due to the continued sluggish United States and Canada replacement market and the slowing of the economy offsetting a higher number of new casino openings and expansions in fiscal 2008;

•

The United States and Canada new unit sales in fiscal 2008 benefited from shipments of new units to five California casinos as a result of amended compacts while fiscal 2007 benefited from initial and ongoing shipments of new units to properties located in the newly opened Pennsylvania and Broward County, Florida jurisdictions, as well as a strong contribution from Oklahoma which was a new market for us at the time; and

•	Sales of mechanical reel products totaled 8,344 units, or approximately 29.9% of total new units sold compared to 25.4% of units sold in the prior fiscal year.

➢	A 3.5% increase in the average selling price of new gaming units, principally reflecting the benefit of higher list prices.

➢	A $13.9 million, or 28.2%, increase in other product sales revenues, reflecting strong sales of conversion kits and used gaming machines as follows:

➢

We earned revenue on more than 9,000 conversion kits in fiscal 2008, compared to over 7,200 conversion kits in the fiscal 2007 period, due to the positive response to our new video and mechanical reel games; and

➢	We sold approximately 4,500 used gaming machines at higher prices in fiscal 2008, compared to nearly 6,600 used gaming machines in fiscal 2007.

➢	A $49.8 million, or 32.4%, growth in participation revenues due primarily to:

➢

A 20.2% increase in the average installed base of participation gaming machines, driven by the growth in our WAP and stand-alone installed bases. The WAP units in the installed base as of June 30, 2008 was 313 units higher than at June 30, 2007, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels product lines in fiscal 2008. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 19.5% and 18.2% of the installed base at June 30, 2008 and 2007, respectively; and

➢	Overall average revenues per day increased by $5.68, or 9.9%, principally reflecting favorable player response to the new games for our three new innovative participation product lines.

➢	A $5.6 million, or 28.1%, increase in other gaming operations revenues as we experienced a net increase in royalty revenue from third party licensees due to the popularity of our licensed games.

Total gross profit, as used herein excluding distribution and depreciation expense, increased 26.6%, or $81.2 million, to $386.2 million for the fiscal 2008 period from $305.0 million for the fiscal 2007 period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $20.4 million and $17.2 million in fiscal 2008 and 2007 respectively, in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues of 48.4% for the fiscal 2008 period, compared to 45.8% for the fiscal 2007 period. Gross margin for the fiscal 2008 period reflects continued success with the ongoing implementation of our lean sigma process improvement and strategic sourcing initiatives, the benefits from a higher volume of business, greater sales of higher-margin conversion kits, and a higher average selling price for new gaming machines, partially offset by a lower mix of premium-priced products than a year ago; and

➢

Gross margin on gaming operations revenues of 79.6% in the fiscal 2008 period was up slightly from fiscal 2007, reflecting the positive influence of the high performing Community Gaming, Sensory Immersion and Transmissive Reels games and favorable overall WAP jackpot experience offset by the greater number of WAP gaming machines in the installed base.

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

Research and development expenses increased $21.8 million to $79.9 million in fiscal 2008, compared to $58.1 million in the prior year. The year-over-year increase reflects:

➢	our expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢	higher payroll-related costs resulting from headcount increases and performance based incentives associated with improved operating performance;

➢	higher costs to accelerate new systems and enterprise-wide system applications for our suite of innovative, high-value products in preparation for the advent of NG;

➢	a $3.7 million pre-tax write down to net realizable value related to a licensed technology; and

➢	the inclusion of research and development expenses for SiP since the mid-July 2007 acquisition.

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

Operating Income

Our operating income in fiscal 2008 increased by $30.2 million, or 40.7%, to $104.4 million on a 20.4% increase in total revenues. Our fiscal 2008 operating margin of 16.1% represented a 240 basis point increase over the 13.7% operating margin achieved in the prior year. This improvement was achieved by the improvements in both product sales and gaming operations gross margins, coupled with higher-margin gaming operations accounting for 35.2% of total revenues in fiscal 2008 compared to 32.1% in the prior year, partially offset by operating expenses increasing at 22.1% or 170 basis points greater than the increase in total revenues.

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

Income Taxes

The effective income tax rates were approximately 36.1% and 31.8% for fiscal 2008 and 2007, respectively.

The fiscal 2008 effective income tax rate reflects:

➢	increased pre-tax income;

➢	the domestic manufacturing deduction;

➢	the research and development income tax credit expiration on December 31, 2007; and

➢	the impact of unrecognized income tax benefits resulting from the implementation of FIN 48 effective July 1, 2007.

The fiscal 2007 effective income tax rate reflects:

➢	utilization of the export sales deduction, which expired in December 2006;

➢	the domestic manufacturing deduction; and

➢

the effect of the retroactive reinstatement of the research and development tax credit legislation which was reinstated in December 2006, retroactive to January 1, 2006. The effective income tax rate includes the credit earned from January 1, 2006 through June 30, 2006, which aggregated $0.01 per diluted share, in addition to the income tax credit earned during fiscal 2007.

Earnings Per Share

Diluted earnings per share increased to $1.15 for fiscal 2008 from $0.86 for fiscal 2007. The increase in earnings per share is attributable to increased net income in fiscal 2008 partially offset by a higher diluted share count, primarily resulting from the issuance of common shares upon exercise of stock options.

LIQUIDITY AND CAPITAL RESOURCES

The financial market crisis disrupted credit and equity markets worldwide and led to a weakened global economic environment throughout our fiscal 2009. The affect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our industry with some gaming operators delaying or canceling construction projects, coupled with many customers reducing their annual capital budgets for calendar 2009, which had a more significant impact in the second half of our fiscal 2009.

The amount of cash flow from operations we generate is largely dependent on our profitability and the amount of working capital necessary to support our revenue base. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue and profitability increase or decrease, causing a corresponding increase or decrease in working capital. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash flow from operations, and, if necessary, proceeds from our revolving credit facility, additional borrowings or additional equity offerings. We utilize these sources to fund investments in property, plant and equipment, gaming operations equipment and agreements to license or acquire third-party brands, intellectual properties or technologies that we have not developed internally. Also, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost- effective capital structure consistent with our anticipated capital requirements. With the ongoing uncertainty in the credit and capital markets, there can be no assurance that other sources of capital will be available to us on acceptable terms or at all. Based on past performance and current expectation, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts at June 30 are summarized as follows (in millions):

			Increase
	2009	2008	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$154.7	$119.6	$35.1	29.3%
Total current assets(A)	450.0	413.3	36.7	8.9
Total assets	856.0	772.7	83.3	10.8
Total current liabilities(B)	115.7	116.6	(0.9)	(0.8)
Long-term debt	115.0	115.0	—	—
Stockholders’ equity	591.4	510.8	80.6	15.8
Net working capital (A) – (B)	334.3	296.7	37.6	12.7

(1)

Pursuant to various state gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents, and restricted cash includes restricted cash of $19.0 million and $18.8 million as of June 30, 2009 and June 30, 2008, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $37.6 million from June 30, 2008, and was primarily affected by the following components:

➢

An increase in cash, cash equivalents and restricted cash of $35.1 million due primarily to our increased profitability, controlled capital investing and better management of select working capital items;

➢

An increase in total current accounts and notes receivable, net, of $15.7 million or 7.9%, to $214.2 million compared to $198.5 million at June 30, 2008, reflecting the impact of greater product sales revenues in the June quarter 2009 compared to the June quarter 2008, and an effort launched in fiscal 2009 to expand the amount of financing terms provided to customers given the downturn in the economy, partially offset by improved collection efforts to reduce aged accounts receivable. Our days sales outstanding for current and long-term account and notes receivables were 119 days at June 30, 2009 compared to 109 days at June 30, 2008;

➢

A decrease in inventories of $16.8 million or 28.0% to $43.1 from $59.9 million at June 30, 2008 due to continuing efforts to increase inventory turns which were 4.2 at June 30, 2009 compared to 3.1 at June 30, 2008;

➢	An increase in other current assets of $2.7 million, net of lower deferred income taxes; and

➢	A $9.6 million decrease in other accrued liabilities primarily resulting from the settlement of a share repurchase liability from June 2008 and lower current income taxes payable.

As described in Note 13, “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $112.7 million including contingent payments that are not recorded in our Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $154.7 million at June 30, 2009, inclusive of $19.0 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to license or acquire brands, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the upcoming fiscal year. We take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain unfavorable. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. We will cautiously deploy our capital in order to preserve maximum flexibility. For fiscal 2010 and fiscal 2011, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our $100 million revolving credit facility through December 31, 2009. We intend to extend or replace this facility prior to its expiration. Due to the current economic conditions and capital markets challenges, we can provide no guarantee that we will be able to negotiate such an agreement or that such agreement would not place further limitations on our operations. We will, however, assess market opportunities as they arise.

Of our $154.7 million of total cash, cash equivalents and restricted cash at June 30, 2009, approximately $96.6 million is invested in various money market funds. The banking institutions that sponsor these money market funds have elected to participate in the Temporary Guarantee Program for U.S. Money Market Funds sponsored by the U.S. Treasury which guarantees the amount invested in these money market funds at September 19, 2008 and our balance invested at that date was approximately $99 million. Currently this program ends on September 18, 2009. Late in 2008, the Federal Deposit Insurance Corporation approved a final rule to strengthen the agency’s Temporary Liquidity Guarantee Program. This program guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts. Under this program, participating institutions will be able to provide customers full coverage on non-interest bearing accounts, which currently will be in effect until the end of calendar 2009. The remaining $58.1 million of cash, cash equivalents and restricted cash is primarily cash held at various banking institutions. Approximately $9.0 million is held in cash accounts at international bank institutions and the remaining $49.1 million is primarily held in non-interest-bearing accounts at JPMorgan Chase and Bank of America, such that these deposits are covered by the Temporary Liquidity Guarantee Program.

Convertible Subordinated Notes

At June 30, 2009, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The notes are convertible at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense. None of the holders have converted any of their convertible subordinated notes into our common stock. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

Revolving Credit Facility

We have a revolving credit agreement, as amended, that provides for $100 million of unsecured borrowings through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire such shares of our common stock. At June 30, 2009, approximately $114.2 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of June 30, 2009 and June 30, 2008. In October 2008, due to the volatility and lack of liquidity in the capital markets, we borrowed $25 million on our revolving credit facility and invested the proceeds in treasury bills with 30 day maturities. We repaid the $25 million by December 31, 2008. In January 2009, due to the continued volatility and lack of liquidity in the capital markets, we borrowed $25 million on our revolving credit facility and invested the proceeds in treasury bills with 30 day maturities. We repaid the $25 million by March 31, 2009 and did not borrow any amounts under our revolving credit facility in the June 2009 quarter. We intend to extend or replace our revolving credit facility before it expires, although we can provide no guarantee that we will be able to effect our intensions.

The financial covenants under the credit facility consist of a leverage ratio and an interest coverage ratio. The maximum leverage ratio is currently 3.25x and is computed as total debt outstanding at the end of each quarter divided by the trailing twelve months earnings before interest, income taxes, depreciation and amortization, including non-cash charges. The minimum interest coverage ratio is currently 2.5x and is computed as trailing twelve months earnings before interest and income taxes divided by trailing twelve months interest charges.

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. See – “Other Key Fiscal 2009 Activities” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended June 30,			2009 to 2008 Change	2008 to 2007 Change
	2009	2008	2007
Net cash provided by (used in):
Operating activities	$179.2	$186.2	$118.9	$(7.0)	$67.3
Investing activities	(113.8)	(117.8)	(158.8)	4.0	41.0
Financing activities	(29.8)	(5.2)	35.6	(24.6)	(40.8)
Effect of exchange rates on cash and cash equivalents	(0.7)	0.4	2.4	(1.1)	(2.0)

Net increase (decrease) in cash and cash equivalents	$34.9	$63.6	$(1.9)	$(28.7)	$65.5

Operating activities: The $7.0 million decrease in cash provided by operating activities in the fiscal 2009 year compared to the fiscal 2008 year resulted from:

➢	A positive impact from the $24.7 million increase in net income, partially offset by a $3.5 million decrease in depreciation and a $5.5 million decrease in amortization;

➢

A positive impact from other non-cash items of $22.5 million, including a $6.1 million increase in non-cash items, a $2.8 million increase in share-based compensation, and a $13.6 million change in deferred income taxes, more than offset by;

➢

A $45.2 million negative impact from changes in operating assets and liabilities. This decrease is comprised of a $19.1 million incremental increase in total accounts and notes receivable activity as we granted a greater a number of longer-term financing options for select customers and more of our quarterly shipments for the June 2009 quarter took place in the month of June than had occurred in June 2008, an $18.3 million greater decrease in current liabilities activity partially offset by a $7.0 million greater decrease in inventory activity.

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

Investing Activities: The $4.0 million decrease in cash used by investing activities for the year ended June 30, 2009 compared to the prior year was primarily due to:

➢

A $3.4 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the year ended June 2009 to $47.0 million despite the 11% increase in the participation installed base due to better management of these assets. We expect that capital expenditures for gaming operations equipment will decrease slightly in fiscal 2010 and 2011;

➢

A $6.0 million reduction in payments to acquire or license intangible and other assets to $13.5 million in the year ended June 2009 as we identified fewer items to license or acquire, partially offset by;

➢

A $5.0 million increase in the amount invested in property, plant and equipment during the year ended June 2009 to $53.3 million, as we continue to invest in future expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase modestly in fiscal 2010 and 2011.

The $41.0 million decrease in cash used by investing activities in fiscal 2008 compared to the fiscal 2007 year was primarily due to:

➢

Lower cash used in purchasing businesses by $20.7 million as only $0.2 million of cash was used for the acquisition of SiP in the fiscal 2008 period compared to net cash of $20.9 million used for the acquisition of Orion Gaming during fiscal 2007;

➢	A $25.5 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the fiscal 2008 period to $50.4 million;

➢	An $8.4 million reduction in payments to acquire or license intangible and other assets to $19.5 million in the fiscal 2008 period as we entered into fewer new agreements, partially offset by;

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

Financing Activities: The $24.6 million increase in cash used by financing activities for the year ended June 2009 compared to the prior year was primarily due to:

➢

An incremental $5.5 million used to repurchase treasury stock in the 2009 period as we paid $40.5 million for the year ended June 2009 to repurchase common stock compared to $35.0 million in the prior year; and

➢

A $19.1 million reduction in cash received and tax benefits realized from exercised stock options. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

The $40.8 million decrease in cash provided by financing activities in fiscal 2008 compared to fiscal 2007 was primarily due to:

➢	The use of $35 million in fiscal 2008 to repurchase common stock compared to none in fiscal 2007; and

➢	A $5.8 million reduction in the cash received and tax benefits from the exercised stock options.

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

Our obligations under these arrangements, under our convertible subordinated notes and other contractual obligations at June 30, 2009, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$24.2	$4.6	$7.8	$7.1	$4.7
Royalty and license fee payments	112.7	14.6	29.6	32.3	36.2
Non-cancelable raw material purchase orders	18.5	18.5	—	—	—
Accrued WAP jackpot liability	9.6	9.6	—	—	—
Convertible subordinated notes	115.0	—	115.0	—	—
Interest payments	4.7	3.2	1.5	—	—
Performance bonds	1.0	1.0	—	—	—
Other, including guaranteed minimums in employment agreements	26.2	16.6	6.5	1.2	1.9

Total	$311.9	$68.1	$160.4	$40.6	$42.8

The total potential royalty and license fee commitments increased to $112.7 million at June 30, 2009 from $21.0 million at June 30, 2008, due to new agreements we entered into for brand and technology licenses, partially offset by advances and payments made on existing commitments. Potential royalty and license fee commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See Note 13, “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Non-cancelable raw material purchase orders increased to $18.5 million as of June 30, 2009 from $2.1 million as of June 30, 2008, due to our commitment to a last time buy on a particular computer chip used in a large portion of our current gaming machines.

We have performance bonds outstanding of $1.0 million at June 30, 2009, to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

As of June 30, 2009, we had a liability for unrecognized income tax benefits of $7.0 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized income tax benefits. See Note 9, “Income Taxes” to our Consolidated Financial Statements.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.9 million at June 30, 2009.

WMS Licensor Arrangements

Our sales agreements that include software and intellectual property licensing arrangements provide a clause whereby WMS indemnifies the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages occurred. Historically, we have not incurred any significant cost due to the infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been incurred.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2009, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 14, “Litigation,” to our Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of June 30, 2009, we were not aware of any obligations arising under these agreements that would require material payments.

Special Purpose Entities and Derivative Instruments

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

Self-Insurance

We are self-insured for various levels of workers’ compensation, electronic errors and omissions liability, automobile collision insurance, as well as employee medical, dental, prescription drug and disability coverage. We purchase stop-loss coverage to protect against significant claims. Accrued insurance claims and reserves include estimated settlements for known claims, and estimates of claims incurred but not reported.

Product Warranty

We generally warrant our new gaming machines sold in the U.S. for a period of 90 days while we generally warrant our gaming machines sold internationally for a period of 180 days to one year. Our warranty costs have not been significant.

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

As of June 30, 2009, we had $115.0 million of convertible fixed-rate debt with an interest rate of 2.75% and a fair value of $274.8 million. Using a discounted cash flow model, and assuming no change in the market price of our common stock into which the debt is convertible, we currently estimate that a 50 basis point change in the prevailing market interest rates would impact the fair value of our fixed rate debt by approximately $1.1 million, but would not impact our cash flows or future results of operations. However, the fair value of our convertible fixed rate debt is more significantly dependent on the market price of our common stock into which it can be converted.

We have a revolving credit agreement that provides for $100 million of unsecured borrowing through December 31, 2009, including the potential to expand the line up to $125 million. Borrowings under this facility bear interest at a certain percentage above the agent’s prime rate, or above the LIBOR rate. There were no outstanding borrowings under this facility as of June 30, 2009.

Foreign Currency Risk

We sell substantially all of our products in U.S. Dollars to protect ourselves from foreign currency risk. We do have subsidiaries or branches in Alderney, Argentina, Australia, Austria, Canada, China, the Netherlands, Slovakia, Spain, South Africa, and the United Kingdom for distribution and development operations. These subsidiaries transact business in their respective foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2009 would have an immaterial impact on our business.

The net assets of these subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in stockholders’ equity in our Consolidated Balance Sheets. Such translation resulted in unrealized loss of $4.8 million and an unrealized gain of $6.8 million for fiscal 2009 and 2008, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2009 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

The effectiveness of our internal control over financial reporting as of June 30, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 27, 2009 with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 27, 2009 with the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 27, 2009 with the SEC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 27, 2009 with the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 27, 2009 with the SEC.

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

10.6

License Agreement Summary and License Agreement (the “License Agreement”) between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated as of April 1, 2009. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.7

Warrant to purchase common stock of the Registrant dated June 11, 2009, between WMS and Hasbro Inc., incorporated by reference to WMS’s Current Report on Form 8-K, filed on June 17, 2009 (the “June 2009 8-K”).

10.8	Warrant modification agreement, dated as of June 11, 2009 between WMS Gaming Inc. and Hasbro Inc., incorporated by reference to the June 2009 8-K.

10.9

Warrant to purchase common stock of the Registrant, dated September 15, 2003, issued to Hasbro, Inc., incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.10

Game Manufacturer Cashless License Agreement, dated as of October 1, 2006, between IGT and WMS Gaming, Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on October 3, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.11

IGT/WMS Patent Cross License Agreement, between WMS Gaming Inc. and IGT, dated as February 14, 2008, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 21, 2008. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.12

License and Development Agreement between WMS Gaming Inc. and Sierra Design Group (“SDG”), dated as of April 24, 2002, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003 (the “2003 2Q 10-Q”). Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

Exhibit	Description
10.13

First Amendment to License and Development Agreement between WMS Gaming Inc. and SDG, dated June 12, 2003, incorporated by reference to the 2003 2Q 10-Q. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.14	Second Amendment to License and Development Agreement between WMS Gaming Inc. and SDG, dated July 15, 2003, incorporated by reference to the 2003 2Q 10-Q.

10.15

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

10.17	Indenture, dated June 25, 2003, between WMS and BNY Midwest Trust Company (the “Indenture”), incorporated by reference to WMS’ Current Report on Form 8-K, filed on June 25, 2003 (the “2003 8-K”).

10.18	Form of Note contained in and incorporated by reference to Exhibit A to the Indenture incorporated by reference to the 2003 8-K.

10.19	Registration Rights Agreement, dated June 25, 2003, between WMS and BNY Midwest Trust Company, incorporated by reference to the 2003 8-K.

10.20

$100 million Credit Agreement, dated May 1, 2006, between WMS and JPMorgan Chase Bank, N.A., as Administrator Agent, JP Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle National Association, as Syndication Agent, and Bank of America, N.A. as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 5, 2006.

10.21

Amendment No. 1 to Credit Agreement, dated as of June 29, 2007, between WMS and JPMorgan Chase Bank, N.A., as Administrative Agent, JP Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle Bank National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2007.

10.22

Amendment No. 2 to Credit Agreement, dated as of June 30, 2008, between WMS and JPMorgan Chase Bank, N.A., as Administrative Agent, JP Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle Bank National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.23

Amendment No. 3 to Credit Agreement, dated as of September 19, 2008, between WMS and JPMorgan Chase Bank, N.A., as Administrative Agent, JP Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle Bank National Association, as Syndication Agent and Bank of America, N.A., as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on September 24, 2008.

10.24

Amendment No. 4 to Credit Agreement, dated June 11, 2009, between WMS and JPMorgan Chase Bank, N.A., as Administrator Agent, JP Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, LaSalle National Association, as Syndication Agent, and Bank of America, N.A. as Documentation Agent, incorporated by reference to the June 2009 8-K.

Exhibit	Description

Management Contracts and Compensatory Plans or Arrangements

10.25	WMS Industries Inc. 1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-57585 on Form S-8, filed on June 24, 1998.

10.26	WMS Industries Inc. 2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

10.27	WMS Industries Inc. 2000 Stock Option Plan, incorporated by reference to Appendix B to WMS’ Proxy Statement for its 2001 Annual Meeting of Stockholders, filed on December 8, 2000.

10.28	WMS Industries Inc. 2002 Stock Option Plan, incorporated by reference to Appendix B to WMS' Proxy Statement for its 2002 Annual Meeting of Stockholders, filed on September 25, 2002.

10.29	Amended and Restated 2005 Incentive Plan, as adopted by our stockholders on December 15, 2006, incorporated by reference to Appendix A to our Proxy Statement, filed on October 26, 2006.

10.30	WMS Industries Inc. Amended and Restated 2009 Employee Stock Purchase Plan, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.31	Form of Stock Option Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

10.34

Form of Deferred Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

10.35

Form of Restricted Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

10.36

Form of Performance-based Restricted Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

10.37	WMS Industries Inc. Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2009.

10.38

Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS, dated June 14, 2001, incorporated by reference to WMS Annual Report on Form 10-K for the fiscal year ended June 30, 2001 (the “2001 10-K”).

10.39	Form of Officer and Director Indemnity Agreement, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 15, 2004.

10.40	Advisory Agreement between Louis J. Nicastro and WMS Industries Inc., dated May 5, 2008, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Exhibit	Description
10.41	Employment Agreement between Brian R. Gamache and WMS, dated December 27, 2004, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 30, 2004.

10.42	Letter Agreement, dated as of August 9, 2005, between WMS and Brian R. Gamache incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005.

10.43	Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Brian R. Gamache, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.44	Employment Agreement between Orrin J. Edidin and WMS, dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005.

10.45	Letter Agreement, dated as of August 9, 2005, between WMS and Orrin J. Edidin incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005.

10.46	Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Orrin J. Edidin, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.47	Employment Agreement between Scott D. Schweinfurth and WMS dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005.

10.48	Letter Agreement, dated as of August 9, 2005, between WMS and Scott D. Schweinfurth incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005.

10.49	Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Scott D. Schweinfurth, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.50

Employment offer letter, dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

10.51	Employment Agreement, dated September 7, 2005, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.52	Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.53	Deferred Compensation Agreement, dated January 27, 2007, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008.

10.54	Description of Executive Compensation—Salary increases, incorporated by reference to WMS’ Current Report on Form 8-K filed on July 3, 2008.

Other

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

WMS INDUSTRIES INC.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited the accompanying consolidated balance sheets of WMS Industries Inc. (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WMS Industries Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited WMS Industries Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, WMS Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMS Industries Inc. as of June 30, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2009 of WMS Industries Inc. and our report dated August 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 27, 2009

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2009 and 2008

(in millions of U.S. dollars and millions of shares)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$135.7	$100.8
Restricted cash and cash equivalents	19.0	18.8

Total cash, cash equivalents and restricted cash	154.7	119.6
Accounts and notes receivable, net	214.2	198.5
Inventories	43.1	59.9
Other current assets	38.0	35.3

Total current assets	450.0	413.3
NON-CURRENT ASSETS:
Gaming operations equipment, net	68.0	75.4
Property, plant and equipment, net	158.8	125.7
Intangible assets, net	99.3	106.3
Deferred income tax assets	31.2	34.9
Other assets, net	48.7	17.1

Total non-current assets	406.0	359.4

TOTAL ASSETS	$856.0	$772.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50.4	$47.0
Accrued compensation and related benefits	27.9	22.6
Other accrued liabilities	37.4	47.0

Total current liabilities	115.7	116.6
NON-CURRENT LIABILITIES:
Deferred income tax liabilities	17.8	16.2
Long-term debt	115.0	115.0
Other non-current liabilities	16.1	14.1

Total non-current liabilities	148.9	145.3
Commitments, contingencies and indemnifications (see Note 13)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (100.0 shares authorized, 51.0 shares issued)	25.5	25.5
Additional paid-in capital	311.9	298.1
Treasury stock, at cost (1.8 and 0.8 shares, respectively)	(45.4)	(24.8)
Retained earnings	296.1	203.9
Accumulated other comprehensive income	3.3	8.1

Total stockholders’ equity	591.4	510.8

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$856.0	$772.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended June 30, 2009, 2008 and 2007

(in millions of U.S. dollars and millions of shares, except per share amounts)

	2009	2008	2007
REVENUES:
Product sales	$438.5	$421.2	$366.3
Gaming operations	267.9	228.9	173.5

Total revenues	706.4	650.1	539.8
COSTS AND EXPENSES:
Cost of product sales(1)	212.8	217.3	198.6
Cost of gaming operations(1)	44.7	46.6	36.2
Research and development	98.4	79.9	58.1
Selling and administrative	145.5	130.0	109.8
Depreciation(1)	68.4	71.9	62.9

Total costs and expenses	569.8	545.7	465.6

OPERATING INCOME	136.6	104.4	74.2
Interest expense	(4.0)	(4.0)	(5.1)
Interest and other income, net	7.8	5.2	2.6

Income before income taxes	140.4	105.6	71.7
Provision for income taxes	48.2	38.1	22.8

NET INCOME	$92.2	$67.5	$48.9

Earnings per share:
Basic	$1.87	$1.34	$1.01

Diluted	$1.59	$1.15	$0.86

Weighted-average common shares:
Basic common stock outstanding	49.2	50.2	48.4

Diluted common stock and common stock equivalents	59.1	60.6	59.6

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included separately in the depreciation line item:
Cost of product sales	$4.1	$3.7	$2.4
Cost of gaming operations	$51.9	$59.5	$53.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Years Ended June 30, 2009, 2008 and 2007

(in millions of U.S. dollars and millions of shares)

Common Shares Issued	Common Shares Held in Treasury		Common stock	Additional paid-in capital	Treasury stock, at cost	Retained Earnings	Accumulated other comprehensive income	Total stockholders’ equity
48.6	(1.2)	Balance, June 30, 2006	$16.2	$227.2	$(15.5)	$97.6	$0.1	$325.6
—	—	Comprehensive income:
—	—	Net income	—	—	—	48.9	—	48.9
—	—	Foreign currency translation adjustment	—	—	—	—	3.2	3.2

—	—	Comprehensive income	—	—	—	—	—	52.1
1.4	0.8	Vesting of restricted stock and exercise of stock options and related tax benefits	0.5	26.4	8.7	—	—	35.6
—	—	Forfeiture of restricted shares	—	0.3	—	—	—	0.3
—	0.4	Stock issued for business acquisition	—	2.8	6.8	—	—	9.6
—	—	Effect from adoption of SFAS No. 158, net of tax	—	—	—	—	(2.0)	(2.0)
—	—	Share-based payment expense	—	12.4	—	—	—	12.4
—	—	Impact of three-for-two stock split	8.3	—	—	(8.3)	—	—

50.0	—	Balance, June 30, 2007	25.0	269.1	—	138.2	1.3	433.6
—	—	Comprehensive income:
—	—	Net income	—	—	—	67.5	—	67.5
—	—	Foreign currency translation adjustment	—	—	—	—	6.8	6.8

—	—	Comprehensive income	—	—	—	—	—	74.3
1.0	0.4	Vesting of restricted stock and exercise of stock options and related tax benefits	0.5	13.7	15.2	—	—	29.4
—	(1.2)	Purchase of treasury shares	—	—	(40.0)	—	—	(40.0)
—	—	Stock issued for business acquisition	—	0.1	—	—	—	0.1
—	—	Effect from adoption of FIN 48	—	—	—	(1.8)	—	(1.8)
—	—	Share-based payment expense	—	15.2	—	—	—	15.2

51.0	(0.8)	Balance, June 30, 2008	25.5	298.1	(24.8)	203.9	8.1	510.8
—	—	Comprehensive income:
—	—	Net income	—	—	—	92.2	—	92.2
—	—	Foreign currency translation adjustment	—	—	—	—	(4.8)	(4.8)

—	—	Comprehensive income	—	—	—	—	—	87.4
—	0.6	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(6.0)	14.9	—	—	8.9
—	(1.6)	Purchase of treasury shares	—	—	(35.5)	—	—	(35.5)
—	—	Hasbro warrant modification	—	1.8	—	—	—	1.8
—	—	Share-based payment expense	—	18.0	—	—	—	18.0

51.0	(1.8)	Balance, June 30, 2009	$25.5	$311.9	$(45.4)	$296.1	$3.3	$591.4

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2009, 2008 and 2007

(in millions of U.S. dollars)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92.2	$67.5	$48.9
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Depreciation	68.4	71.9	62.9
Amortization of intangible and other assets	18.7	24.2	16.9
Share-based compensation	18.0	15.2	12.4
Other non-cash items, primarily inventory reserves and bad debt expense	20.4	14.3	8.2
Deferred income taxes	6.6	(7.0)	(0.6)
Change in operating assets and liabilities, net of business acquisitions:
Restricted cash	(0.2)	(2.8)	(2.4)
Accounts and notes receivable	(53.5)	(34.4)	(26.5)
Inventories	4.8	11.8	—
Other current and long-term assets and long-term liabilities	0.7	4.1	(11.6)
Current liabilities	3.1	21.4	10.7

Net cash provided by operating activities	179.2	186.2	118.9

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(47.0)	(50.4)	(75.9)
Purchase of property, plant and equipment	(53.3)	(48.3)	(34.1)
Payments to acquire or license intangible and other assets	(13.5)	(19.5)	(27.9)
Purchase of business, net of cash acquired	—	(0.2)	(20.9)
Other	—	0.6	—

Net cash used in investing activities	(113.8)	(117.8)	(158.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(40.5)	(35.0)	—
Proceeds from borrowings under revolving credit facility	50.0	—	15.0
Repayments of borrowings under revolving credit facility	(50.0)	—	(15.0)
Cash received from exercise of stock options	7.9	21.0	26.7
Tax benefits from exercise of stock options	2.8	8.8	8.9

Net cash (used in) provided by financing activities	(29.8)	(5.2)	35.6

Effect of Exchange Rates on Cash and Cash Equivalents	(0.7)	0.4	2.4

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34.9	63.6	(1.9)
CASH AND CASH EQUIVALENTS, beginning of year	100.8	37.2	39.1

CASH AND CASH EQUIVALENTS, end of year	$135.7	$100.8	$37.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

1. BUSINESS OVERVIEW

We are engaged in one business segment: the design, manufacture and distribution of gaming machines (video and mechanical reel type) and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. We have production facilities in the United States with development and distribution offices located in the United States, Argentina, Australia, Austria, Canada, China, Italy, the Netherlands, South Africa, Spain, and the United Kingdom. In fiscal year 2009, we integrated the manufacturing of Orion Gaming products into our Spain and United States facilities.

We market our gaming machines in two principal ways. First, product sales include the sale of new and used gaming machines and VLTs, conversion kits, parts, amusement-with-prize gaming machines, equipment manufactured under original equipment manufacturing agreements to casinos and other gaming machine operators and gaming related systems for smaller international casino operators. Second, we license our game content and intellectual property to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machines, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in our Consolidated Statements of Income and gaming operations equipment and related accumulated depreciation included in our Consolidated Balance Sheets).

2. PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and, pursuant to the rules and regulations of the Securities and Exchange Commission, include all adjustments necessary to fairly present our consolidated financial position, results of operations, and cash flows for each period presented. Our Consolidated Financial Statements include the accounts of WMS Industries Inc. and its wholly owned subsidiaries (“WMS” or the “Company”). All significant intercompany accounts and transactions have been eliminated. These financial statements include subsequent events evaluated through the date of the financial statement issuance on August 27, 2009.

Reclassifications

Certain amounts within net cash provided by operating activities included in the prior years’ Consolidated Statements of Cash Flows have been reclassified to conform with the current year’s presentation. These reclassifications are immaterial and did not affect the reported amounts of total net cash provided by operating activities included in our Consolidated Statements of Cash Flows.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the following accounting pronouncements; Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions”, Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Our revenue recognition policy for both product sales and gaming operations is to record revenue when all the following criteria are met:

➢	Persuasive evidence of an agreement exists;

➢	The price to the customer is fixed or determinable;

➢	Delivery has occurred, title has been transferred, and any acceptance terms have been fulfilled

➢	No significant contractual obligations remain; and

➢	Collectibility is reasonably assured.

Product Sales

We sell gaming machines and VLTs typically with payment terms of 30 to 90 days. In certain circumstances we offer extended payment terms typically for up to one year but in limited cases up to three years, which obligation may be secured by the related equipment and may accrue interest recognized at market rates. In fiscal 2009, due to the slowing economy and credit availability challenges our customers experienced, we implemented a program to increase the amount of financing terms offered to select customers. We expect to continue this program in fiscal 2010 until the economy and availability of credit improves. Revenues are reported net of incentive rebates or discounts. We annually investigate sales contracts with extended payment terms in excess of one year to determine if there is sufficient history to prove assurance of collectability under the original sales contract payments terms. Based upon this investigation, we have concluded that adequate supporting historical documentation exists to conclude collectability is probable for sales contracts with extended payment terms of 36 months or less.

When multiple product deliverables are included under a sales contract, we allocate revenue to each unit of accounting based upon its respective fair value against the total contract value and defer revenue recognition on those deliverables where we have not met all requirements of revenue recognition. We allocate revenue to each unit of accounting based upon its fair value as determined by vendor specific objective evidence (“VSOE”). VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually.

We recognize revenue when the product is delivered, acceptance terms have been fulfilled and the other criteria listed above are met. We defer revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

➢	each item has value to the customer on a stand alone basis;

➢	we have objective and reliable evidence of the fair value of the undelivered items; and

➢	delivery of any undelivered item is considered probable and substantially in our control.

If we cannot objectively determine the fair value of any undelivered units of accounting included in an arrangement, all revenues are deferred until all of the items are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered units of accounting.

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

We apply the provisions of SOP 97-2, to sales of certain of our products, when appropriate. SOP 97-2 primarily effects our Bluebird2 and SiP revenues and will impact future revenues in a networked gaming (“NG”) environment because development of Bluebird2, SiP and future NG revenues has become more focused on computer software applications and systems to be sold and leased than our previous products. As we begin to commercialize NG system software in fiscal 2010, the application of SOP 97-2 will require us to obtain VSOE from third parties for each NG software product prior to recognizing revenue on any related gaming machine sales which may delay the recognition of revenue, and increase deferred revenues and deferred costs. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server in the casino data center.

Gaming Operations

We earn gaming operations revenues from leasing gaming machines, VLTs and other leased equipment, and earn royalties from third parties under license agreements to use our game content and intellectual property.

For WAP leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine or a combination of a fixed daily fee and a percentage of coin-in. Participating casinos pay a percentage of the coin-in from WAP gaming machines directly to us for services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems and to administer the progressive jackpot funding. Revenues are recognized as earned when collectibility is reasonably assured. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties within a single gaming jurisdiction connected to our central computer system via a network of communications equipment. WAP system gaming machines differ from non-linked gaming machines in that they build a progressive jackpot with every wager until a player hits the top award winning combination.

A LAP system electronically links gaming machines within a single casino to a site controller which builds a series of small progressive jackpots within that specific casino based on every wager made on the LAP system; whereas a WAP jackpot system links gaming machines in multiple casinos to a progressive jackpot within a single gaming jurisdiction. Each casino funds LAP progressive jackpots won by patrons of its casino.

We also offer participation gaming machines on a non-linked basis, which we call stand-alone games. Stand-alone and LAP progressive participation lease agreements are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee, or for one specific product, a percentage of the coin-in.

Casino-owned daily fee game lease agreements are for a fixed daily fee per day. Casino-owned daily fee games are games for which we sell the base gaming machine to the casino at a normal sales price and earn a normal product sales gross profit and then earn a lower ongoing daily fee from leasing the top box and game to the casino. We exclude casino-owned daily fee games from our installed base of participation gaming machines.

VLTs may be operated as stand-alone units or may interface with central monitoring systems operated by government agencies. Our leased VLTs typically are located in places where casino-type gaming is not the only

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our revenues are based on a fixed percentage of the daily net win of the VLTs or a fixed daily rate. We exclude our leased VLTs from our installed base of participation gaming machines.

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

Sales of Used Gaming Machines

Cash generated from the remanufacture and sale of used gaming machines, including cash generated from the remanufacture and sale of used gaming operations machines, is included in our Consolidated Statement of Cash Flows in cash flow from operating activities for the periods in which such sales occur and have not been material in fiscal 2009, 2008 and 2007.

Translation of Non-U.S. Currency Amounts

The local currency is the functional currency (primary currency in which business is conducted) for our non-U.S. subsidiaries and their assets and liabilities are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. Foreign currency transaction gains (losses) are included in Interest and other income, net and totaled $(2.4) million, $0.4 million and ($0.3) million in fiscal years 2009, 2008 and 2007, respectively.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Restricted cash of $19.0 million and $18.8 million at June 30, 2009 and 2008, respectively, is required to fund WAP systems’ jackpot payments.

Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a quarterly basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. We recorded $7.1 million of bad debt expense in fiscal 2009 compared to $3.5 million in fiscal 2008 and $1.7 million in fiscal 2007.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The following summarizes the components of current and long-term Accounts and notes receivable, net for fiscal 2009 and 2008:

	As of June 30,
	2009	2008
Current:
Accounts receivable	$105.6	$134.8
Notes receivable	112.6	66.7
Allowance for doubtful accounts	(4.0)	(3.0)

Current accounts and notes receivable, net	$214.2	$198.5

Long-term, included in Other assets, net:
Notes receivable	$39.6	$7.7
Allowance for doubtful accounts	(1.3)	—

Long-term notes receivable, net	$38.3	$7.7

Total accounts and notes receivable, net	$252.5	$206.2

Our policy is to generally not charge interest on receivables after the invoice payment becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. With regard to notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest and other income, net, ratably over the payment period.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2009 and 2008, the fair value of the notes receivable, net approximated the carrying value.

Inventories

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. We value inventory quarterly based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Actual demand may differ from anticipated demand, and such differences may have a material effect on our consolidated financial statements. Demand for parts inventory is subject to technical obsolescence. Inventory on hand in excess of forecasted demand is written down to net realizable value when such determination is made.

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due to changes in demand in general for used gaming machines. We either sell these trade-ins as-is or renovate the gaming machines before resale. We also sell participation gaming machines as used gaming machines when we no longer need them in our gaming operations business. Therefore, we review our used gaming machine inventory for impairment on a quarterly basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our consolidated financial statements.

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

Research and Development Costs, and Costs for Computer Software Utilized in Products Sold or Leased

We account for research and development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 2, “Accounting for Research and Development Costs.” (“SFAS 2”). Accordingly, costs associated with product development are expensed as incurred and included in research and development in our Consolidated Statements of Income.

We purchase, license and incur costs for computer software which will be utilized in the products we sell or lease. Such costs are capitalized under SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“SFAS 86”). According to SFAS 86, costs incurred in creating a computer software product are charged to expense when incurred as research and development pursuant to SFAS 2 until “technological feasibility” has been established for the product, after which point costs are capitalized. Generally our products reach technological feasibility when a working model of the software is available. Annual amortization of capitalized software costs is recorded on a product by product basis at the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life.

We incur regulatory approval costs for our products after technological feasibility is achieved. Capitalized regulatory approval costs, net were $7.9 million and $6.3 million as of June 30, 2009 and 2008, respectively which are included in other non-current assets. Amortization expense for previously capitalized regulatory approval costs totaled $6.7 million, $5.2 million and $2.1 million in fiscal 2009, 2008 and 2007, respectively. Regulatory approval costs related to projects that are discontinued are expensed when the determination is made.

Gaming Operations Equipment and Property, Plant and Equipment

Gaming operations equipment and Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation of these assets is computed on a straight-line basis over the following estimated useful lives:

Buildings and improvements	10 to 40 years
Leasehold improvements	Lesser of term of lease or useful life
Machinery and equipment	3 to 10 years
Gaming operations equipment	1 to 3 years
Furniture and fixtures	10 years
Capitalized internal use software costs	3 to 7 years

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

We account for costs incurred to develop software for internal use in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Consequently, any costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, we depreciate the capitalized asset cost over its useful life, which can be up to 7 years for software related to our Oracle ERP system. The net book value of capitalized internal use software costs was $30.1 million and $17.6 million as of June 30, 2009 and 2008, respectively which are included in both capitalized internal use software costs and construction-in-progress categories.

Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) we classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. We test intangible assets with finite lives for impairment when conditions exist that indicate the carrying value may not be recoverable. We do not amortize intangible assets with indefinite lives and goodwill. For intangible assets with indefinite lives and goodwill, we perform tests for impairment at least annually or more frequently when events or circumstances indicate that assets might be impaired. We perform our impairment tests of goodwill at our reporting unit level which is at the consolidated level. Such impairment tests for goodwill include comparing the fair value with the reporting unit’s carrying value, inclusive of the goodwill. The fair value of a reporting unit refers to the amount at which the unit as consolidated could be bought or sold in a current transaction between willing parties. As an initial indication of potential goodwill impairment, we compared our market capitalization based on outstanding shares to our book value as of June 30, 2009, which resulted in an excess of market value over book value of almost $1.0 billion. Fair values of other intangible assets with indefinite lives are derived using discounted cash flow analyses. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on our cost of capital rate or location-specific economic factors. In case the fair value is less than the carrying value of the assets, we record an impairment charge to reduce the carrying value of the assets to fair value.

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

We capitalize as identifiable finite lived intangible assets advances for royalty and licensing fees made in connection with licensing agreements we have for our use of third party brands, intellectual property and technologies. When the products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances is included in cost of product sales if related to a product sale, or cost of gaming operations if related to placement or lease of gaming machines or licenses in gaming operations revenues. To the extent we determine that the products developed would not fully recover the amounts capitalized and future minimum commitments in the license agreement, we will record an immediate impairment charge in our Consolidated Statements of Income at the time of such determination.

WAP Jackpot Liabilities and Expenses

WAP jackpots are payable either immediately in the case of instant pay progressive jackpots or, for non-instant pay jackpots, at the jackpot winner’s choice, in a lump sum or in equal installments over a 20-year period. For non-instant pay jackpots, winners may elect to receive a single lump sum payment for the value of the jackpot, discounted to present value at applicable interest rates, in lieu of 20 annual installments. We record a WAP jackpot liability based on the actual volume of coin-in or gaming machine play plus the initial progressive meter liability (“reset”) on each WAP system in each jurisdiction, discounted to net present value for non-instant pay jackpots. We defer jackpot expense for the reset liability on each WAP linked system, which is subsequently amortized as jackpot expense in cost of gaming operations as revenues are generated from the coin-in or gaming machine play. Our jackpot liabilities totaled $9.6 million and $11.3 million at June 30, 2009 and 2008, respectively. Our jackpot expense was $14.2 million, $17.9 million and $13.3 million for fiscal 2009, 2008 and 2007, respectively. To fund our WAP jackpot liabilities, we are required to maintain restricted cash and cash equivalents, as described above.

Advertising Expense

The cost of advertising is charged to expense as incurred. The cost of advertising for fiscal 2009, 2008 and 2007 was $0.8 million, $1.0 million and $1.0 million, respectively.

Accounting for Income Taxes

We account for income taxes using the asset and liability method provided in SFAS No. 109, “Accounting for Income Taxes”. Under this method, income taxes are provided for amounts currently payable and for amounts deferred as income tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the U.S., state and foreign jurisdictions enacted tax rates that are assumed to be in effect when the basis differences reverse. We recognize accrued interest and penalties associated with uncertain income tax positions as part of income tax expense. Income taxes on our foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.

We apply the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) to our uncertain income tax provisions. Under FIN 48, the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Share-Based Compensation—Stock Option Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2009, 2008 and 2007:

	2009	2008	2007
Risk-free interest rate	2.2%	3.3%	4.8%
Expected life of options (in years)	4.65	4.75	5.16
Expected volatility .	0.39	0.35	0.36
Dividend yield	0.0%	0.0%	0.0%

For fiscal 2009, 2008 and 2007, the expected life of each award granted was calculated using the “simplified method” in accordance with Staff Accounting Bulletin (“SAB”) No. 107 and as amended in SAB No. 110. We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life of options. The expected volatility rate has been calculated based on weekly closing prices of our common shares from July 1, 2003. In accordance with the guidance in SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) we estimate expected volatility based on the historical realized volatility giving consideration to how future experience might reasonably be expected to differ from historical experience. We calculate the historical volatility beginning July 1, 2003, as we believe our stock price volatility prior to that date would be expected to differ significantly from subsequent stock price volatility as, prior to July 1, 2003, we focused on resolving issues in our legacy operating system software, whereas after that date we began introducing our new operating system, new gaming cabinet and new game themes, and re-emerging as the business we are today. See Note 12, “Equity Compensation Plan.” The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term that approximates the expected life of the award. Expected dividend yield is based on historical dividend payments.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and manufacturing overhead. These components of cost of product sales also include licensing and royalty charges, inbound and outbound freight charges, purchasing and receiving costs, inspection costs, and internal transfer costs.

Cost of gaming operations consists primarily of wide-area progressive jackpot expenses, licensing and royalty charges, telephone costs, gaming operations taxes and fees and parts.

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $21.4 million, $20.4 million and $17.2 million for the fiscal year ended 2009, 2008 and 2007, respectively.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Fair Value Measurements

We apply the provisions of SFAS 157, “Fair Value Measurements” (“SFAS 157”) to our financial assets and financial liabilities. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The adoption of SFAS 157 effective July 1, 2008 did not have a material impact on our consolidated financial statements.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	Inputs to the valuation method include:

➢	Quoted prices for similar assets or liabilities in active markets;

➢	Quoted prices for identical or similar assets or liabilities in inactive markets;

➢	Inputs other than quoted prices that are observable for the asset or liability;

➢	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

➢	If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of June 30, 2009, the only assets subject to fair value measurement in accordance with SFAS 157 were investments in various money market funds totaling approximately $96.6 million. These money market investments are included in cash and cash equivalents and restricted cash and cash equivalents on our Consolidated Balance Sheets and are considered level 1 securities valued at quoted market prices.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, and receivables. We place cash and cash equivalents in high credit quality financial institutions and in short-duration high-quality securities. With the exception of U.S. Government and Agency securities and overnight investment sweeps, our short-term investment policy limits the amount of credit exposure in any one financial institution, industry group or type of investment. Cash on deposit may be in excess of Federal Deposit Insurance Corporation limits (“FDIC”). As a result of the financial market crisis, our recent investment decisions and priorities have been based on capital preservation rather than on investment returns. We invest our cash and cash equivalents balances to comply with the Temporary Guarantee Program of the U.S. Money Market Funds sponsored by the U.S. Treasury and Temporary Liquidity Guarantee Program sponsored by the FDIC.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Our receivables are concentrated in the following legalized gaming jurisdictions at June 30, 2009:

United States and Canada	59%	International	41%
Nevada	9%	Argentina	8%
Canada	6%	Peru	6%
Other (less the 5% individually)	44%	Other (less the 5% individually)	27%

As of June 30, 2009, approximately 16% of our employees are covered by a collective bargaining agreement which expires on June 30, 2011.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Subsequent to the issuance of SFAS 157, the FASB issued FASB Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under FSP 157-2, the effective date to adopt the fair value provisions for us will be July 1, 2009. On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) FSP 157-3 does not change the fair value measurement principles in SFAS 157, but rather provides guidance for the application of those measurement principles in the extreme inactive markets that currently exist. The adoption of SFAS 157 in fiscal 2009 had no material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of SFAS 115”, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities using different measurement techniques. The fair value measurement provisions are elective and can be applied to individual financial instruments. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. We adopted this Statement beginning July 1, 2008 which had no material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”) which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. Previously, under the provisions of SFAS 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP 142-3 removes the requirement of SFAS 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, which for us will be in Fiscal 2010. Early adoption is prohibited. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We will continue to evaluate the impact of the provisions of FSP 142-3 on our Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which establishes principles and requirements for reporting events or transactions occurring after the balance sheet date. It requires an entity to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued. This pronouncement requires an entity to consider supplementing the financial statements with pro forma financial information if an unrecognized subsequent event is significant and to reissue financial statements filed with the SEC or other regulatory agencies if failure to do so could make the financial statements misleading. We adopted this statement for the quarter ended June 30, 2009 and updated our disclosures accordingly.

In June 2009, the FASB issued SFAS No. 168, “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”, which establishes the Codification as the single source of authoritative U.S. GAAP. This statement is effective for interim and annual statements issued after September 15, 2009 and will change the way we reference accounting standards in future filings.

3. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three fiscal years ended June 30:

	2009	2008	2007
Net income	$92.2	$67.5	$48.9
After tax interest expense and amortization of issuance cost on convertible subordinated notes	1.9	2.1	2.2

Diluted earnings (numerator)	$94.1	$69.6	$51.1

Basic weighted average common shares outstanding	49.2	50.2	48.4
Dilutive effect of stock options	1.0	1.5	2.4
Dilutive effect of restricted common stock and warrants	0.2	0.2	0.1
Dilutive effect of convertible subordinated notes	8.7	8.7	8.7

Diluted weighted average common stock and common stock equivalents (denominator)	59.1	60.6	59.6

Basic earnings per share of common stock	$1.87	$1.34	$1.01

Diluted earnings per share of common stock and common stock equivalents	$1.59	$1.15	$0.86

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	2.3	0.7	1.0

Included in our anti-dilutive common stock equivalents for 2009 are warrants to purchase 500,000 shares of our common stock which are contingent upon future events that were issued to Hasbro Inc. and Hasbro International, Inc. (“Hasbro”). See Note 12 – “Equity Compensation Plan – Warrants”. These warrants were excluded from the calculation because the vesting criteria were not met. Included in our anti-dilutive common stock equivalents for 2007 are warrants to purchase 375,000 shares of our common stock issued to Hasbro in 2003. See Note 12 – “Equity Compensation Plan – Warrants”.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

4. BUSINESS ACQUISITIONS

In fiscal 2008, we completed the acquisition of 100% of the outstanding stock of privately held Systems in Progress GmbH (“SiP”), an Austrian-based company focused on developing and selling gaming related systems, including linked progressive systems and slot accounting systems applicable for smaller international casino operators. The total consideration for SiP, including acquisition costs, was $4.9 million. The final purchase price allocation resulted in $3.1 million of identifiable intangible assets and $1.8 million of goodwill. SiP operates as a separate subsidiary. Pro forma financial information is not provided as this acquisition is not material to our consolidated financial statements.

5. INVENTORIES

Inventories consisted of the following at June 30:

	2009	2008
Raw materials and work-in-process	$26.8	$40.1
Finished goods	16.3	19.8

Total inventories	$43.1	$59.9

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $13.3 million, $10.1 million and $5.3 million for fiscal 2009, 2008 and 2007, respectively. These charges are classified in cost of products sales in our Consolidated Income Statement.

6. GAMING OPERATIONS EQUIPMENT AND PROPERTY, PLANT AND EQUIPMENT

The components of Gaming operations equipment were as follows at June 30:
	2009	2008
Gaming operations equipment	$279.3	$245.3
Less accumulated depreciation	(211.3)	(169.9)

Net gaming operations equipment	$68.0	$75.4

The components of Property, plant and equipment were as follows at June 30:
	2009	2008
Land	$17.8	$11.3
Buildings and improvements	72.6	59.5
Machinery and equipment	70.2	71.5
Capitalized internal use software costs	22.7	16.5
Furniture and fixtures	14.1	14.3
Construction-in-process	35.3	24.8

	232.7	197.9
Less accumulated depreciation	(73.9)	(72.2)

Net property, plant and equipment	$158.8	$125.7

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

7. INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill are as follows:

Goodwill balance at June 30, 2007	$17.4
Impact of SiP acquisition	1.8
Foreign currency translation adjustment	2.7

Goodwill balance at June 30, 2008	21.9
Foreign currency translation adjustment	(2.0)

Goodwill balance at June 30, 2009	$19.9

Other Intangible Assets

The following table summarizes additions to other intangible assets during fiscal 2009.

Total Additions
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$9.7
Licensed or acquired technologies	2.9
Patents	2.4
Customer relationships	—
Trademarks	0.2

Total	$15.2

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Other intangible assets consisted of the following as of June 30:

		2009			2008
	Useful Life (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1 -15	$79.8	$(44.2)	$35.6	$72.9	$(37.6)	$35.3
Licensed or acquired technologies	1- 15	42.6	(9.6)	33.0	39.2	(7.4)	31.8
Patents	4-17	20.9	(4.2)	16.7	18.5	(2.1)	16.4
Customer relationships	6	4.7	(2.3)	2.4	5.2	(1.7)	3.5
Trademarks	4	1.1	(0.5)	0.6	0.9	(0.3)	0.6

Total		$149.1	$(60.8)	$88.3	$136.7	$(49.1)	$87.6

Indefinite lived intangible assets:
Acquired brand names		$3.6	$—	$3.6	$3.6	$—	$3.6

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

General

The following table reconciles goodwill and other intangible assets presented above to Intangible assets recorded on our Consolidated Balance Sheets at June 30:

	2009	2008
Goodwill	$19.9	$21.9
Finite lived intangible assets, net	88.3	87.6
Indefinite lived intangible assets	3.6	3.6
Less: royalty advances and licensed or acquired technologies, short-term	(12.5)	(6.8)

Non-current intangible assets	$99.3	$106.3

Amortization expense for finite lived intangible assets was $14.2 million, $19.9 million and $13.3 million for fiscal 2009, 2008 and 2007, respectively. Fiscal 2008 includes a $3.7 million pre-tax write-down to net realizable value of a technology license.

The estimated aggregate amortization expense for finite live intangible assets for each of the next five years is as follows:

Year ended June 30,
2010	$12.5
2011	8.6
2012	8.5
2013	5.6
2014	5.3

The estimated aggregate future intangible amortization as of June 30, 2009 does not reflect the significant commitments we have for future payments for intangible assets. See Note 13, “Commitments, Contingencies and Indemnifications.”

8. OTHER ACCRUED LIABILITIES

The components of other accrued liabilities were as follows at June 30:

	2009	2008
Accrued WAP jackpot liability	$9.6	$11.3
Accrued royalties and licensing fees	8.8	7.8
Deferred revenue	7.5	5.2
Current income taxes payable	1.0	9.2
Accrued common stock repurchase	—	5.0
Other accrued liabilities	10.5	8.5

Total other accrued liabilities	$37.4	$47.0

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

9. INCOME TAXES

The following is a summary of income (loss) before income taxes of U.S. and international operations for the fiscal years ended June 30:

	2009	2008	2007
United States	$139.7	$106.1	$69.4
International	0.7	(0.5)	2.3

Total	$140.4	$105.6	$71.7

Significant components of the provision (benefit) for income taxes were as follows for the fiscal years ended June 30:

	2009	2008	2007
Current:
Federal	$34.6	$32.2	$12.4
State	4.3	3.7	1.0
Foreign	0.7	0.4	1.1

Total current	39.6	36.3	14.5
Deferred:
Federal	5.9	(6.1)	(0.2)
State	0.8	(0.5)	(0.4)
Foreign	(0.1)	(0.4)	—

Total deferred	6.6	(7.0)	(0.6)
Tax benefit from exercise of stock options	2.0	8.8	8.9

Income tax provision, net	$48.2	$38.1	$22.8

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities at June 30 were:

	2009	2008
Deferred income tax assets resulting from:
Current:
Receivables valuation allowances	$1.4	$1.2
Inventory valuation reserves	1.4	2.5
Accrued liabilities and other items not currently deductible	3.2	3.6

Total current deferred income tax assets	6.0	7.3
Non-current:
Share-based payment expense	14.9	10.8
Book over tax depreciation	13.3	20.7
Other non-current	3.0	3.4

Total non-current deferred income tax assets	31.2	34.9

Deferred income tax liabilities resulting from:
Capitalized regulatory approval and internal use software development costs	(9.8)	(8.1)
Capitalized patents and trademarks	(8.0)	(8.1)

Total non-current deferred income tax liabilities	(17.8)	(16.2)

Total net deferred income tax assets	$19.4	$26.0

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

No deferred income tax provision has been recorded for United States taxes related to approximately $12.9 million of undistributed earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when the remittance occurs.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The provision for income taxes differs from the amount computed using the statutory United States Federal income tax rate as follows for the fiscal years ended June 30:

	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	2.9	2.8
Domestic manufacturer’s deduction	(1.8)	(1.7)	(0.7)
Research and development tax credits	(3.1)	(1.4)	(4.1)
Permanent items	0.2	0.5	0.5
Change in income tax contingencies	1.1	0.9	(0.2)
Export sales deductions	—	—	(0.8)
Other, net	—	(0.1)	(0.7)

Effective income tax rate	34.3%	36.1%	31.8%

The lower effective tax rate in fiscal 2009 primarily results from the impact of the retroactive reinstatement of the research and development credit to January 1, 2008. The research and development tax credit legislation expired on December 31, 2007. In early October 2008 the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008. The effective income tax rate for fiscal 2009 includes approximately $0.02 per diluted share impact of the retroactive reinstatement of the research and development tax credit to the beginning of calendar year 2008.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We currently apply FIN 48 under which the benefits of income tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For income tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements. Upon applying FIN 48, we recorded a $1.8 million increase in our liability for unrecognized income tax benefits that was accounted for as a reduction in our retained earnings as of July 1, 2007. The reconciliation of the beginning and ending gross unrecognized income tax benefits, excluding accrued interest and penalties of $0.8 million and $0.6 million for fiscal 2009 and 2008, respectively is as follows:

	2009	2008
Balance at July 1	$5.8	$5.2
Additions related to prior year tax positions	—	—
Reductions related to prior year tax positions	—	(0.2)
Additions related to current year positions	1.4	0.8
Reductions due to settlements and payments	(0.2)	—
Reductions due to lapse of Statute	—	—

Balance at June 30,	$7.0	$5.8

Of the total unrecognized tax benefits, including accrued interest and penalties of $0.8 million, $7.6 million (net of the federal benefit) represents the portion that, if recognized, would reduce the effective income tax rate.

In the September 2008 quarter, the Internal Revenue Service began an audit of our U.S. federal income tax returns for fiscal years 2004 through 2007. In addition, we are currently under audit in a major state for the same years. As a result of these audits it is reasonably possible that the total amount of the unrecognized income tax benefits will significantly change within the next 12 months. At this time we are unable to estimate the amount of the potential change. Approximately $5.5 million of unrecognized income tax benefits are currently subject to the audits referred to above. At this time we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. We are no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

10. CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At June 30, 2009, we had $115 million of convertible subordinated notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The notes are exchangeable at any time into an aggregate of 8.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The notes are not callable. We pay interest on the notes semi-annually on January 15 and July 15 of each year, aggregating $3.2 million annually. The conversion of the 2.75% convertible subordinated notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and such conversion would reduce our annual interest expense. Our convertible notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock. None of the holders have converted any of their convertible subordinated notes into our common stock.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

As of June 30, 2009, the fair value of the convertible subordinated notes was $274.8 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted. We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

At June 30, 2009, $100 million was available on our revolving senior credit facility which will expire, under its current terms, on December 31, 2009. We are currently in negotiations to amend and extend our existing facility or enter into a new credit facility. The terms of any such amendment or new facility may include a decrease in the aggregate commitment available to us under that facility, increased interest rates and facility fees, and include new covenants and undertakings that may restrict our operations. We cannot guarantee that we will successfully extend or replace our revolving credit facility before it expires although we intend to do so.

Our revolving credit agreement, as amended, provides for $100 million of unsecured borrowings through December 31, 2009, including the potential to expand the line up to $125 million. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit agreement requires that we maintain certain financial ratios, which could limit our ability to acquire companies, declare dividends or make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire such shares of our common stock. At June 30, 2009, approximately $114.2 million was available for such purposes under the most restrictive of these covenants. No amounts were outstanding under the revolving credit facility as of June 30, 2009 and June 30, 2008.

In October 2008, due to the volatility and lack of liquidity in the capital markets, we borrowed $25 million on our revolving credit facility and invested the proceeds in treasury bills with 30 day maturities. We repaid the $25 million by December 31, 2008. In January 2009, due to the continued volatility and lack of liquidity in the capital markets, we borrowed $25 million on our revolving credit facility and invested the proceeds in treasury bills with 30 day maturities. We repaid the $25 million by March 31, 2009 and did not borrow any amounts under our revolving credit facility in the June 2009 quarter.

The financial covenants under the credit facility consist of a leverage ratio and an interest coverage ratio. The maximum leverage ratio is currently 3.25x and is computed as total debt outstanding at the end of each quarter divided by the trailing twelve months earnings before interest, income taxes, depreciation and amortization, including non-cash charges. The minimum interest coverage ratio is currently 2.5x and is computed as trailing twelve months earnings before interest and income taxes divided by trailing twelve months interest charges.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. As of June 30, 2009, we had approximately $75 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During fiscal 2009, we purchased 1,602,470 shares for approximately $35.5 million at an average cost of approximately $22.15 per share. At June 30, 2008, we had purchased approximately $5.0 million of our common stock which was settled and paid in fiscal 2009.

12. EQUITY COMPENSATION PLAN

General

We currently have one equity compensation plan under which new grants may be made: our Amended and Restated 2005 Incentive Plan (the “Plan”), which was originally approved by our stockholders in fiscal 2005 and approved, as amended, in fiscal 2007. The Plan consolidated shares available under our previous stock option plans into the new Plan, although outstanding equity grants under the previous plans are still governed by those individual plans. The Plan permits us to grant options to purchase shares of our common stock, restricted stock, and other stock awards. Options may be granted as incentive stock options, designed to meet the requirements of Section 422 of the Internal Revenue Code or they may be “non-qualified” options that do not meet the requirements of that section. The Compensation Committee of our Board of Directors determines, or at times recommends to the Board: which of the eligible employees, non-employee directors, consultants and advisors should receive equity awards; the terms, including any vesting periods or performance requirements of the awards; and the size of the awards. The non-employee members of our Board of Directors determine any award made to non-employee directors.

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

We issue new shares and shares from treasury for shares delivered under the Plan. The parameters of our share repurchase activity are not established solely with reference to the dilutive impact of shares issued under the Plan. However, we expect that, over time, share purchases may partially offset the dilutive impact of shares to be issued under the Plan.

A maximum of 12.8 million shares were authorized for awards under our plans. As of June 30, 2009, 1.0 million shares of common stock remained available for possible future issuance under our Plan after the impact of approximately 0.4 million shares of equity based performance units.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

A summary of information with respect to share-based compensation expense included in our Consolidated Statements of Income are as follows, for the fiscal years ended June 30:

	2009	2008	2007
Selling, general and administrative	$12.1	$10.2	$9.3
Research and development	5.8	4.9	3.0
Cost of product sales	0.1	0.1	0.1

Share-based compensation expense included in pre-tax income	18.0	15.2	12.4
Income tax benefit related to share-based compensation	(6.8)	(5.8)	(4.7)

Share-based compensation expense included in net income	$11.2	$9.4	$7.7

Diluted earnings per share impact of share-based compensation expense	$0.19	$0.16	$0.13

Stock Options

Pursuant to the Plan, for stock options, the exercise price per share with respect to each option is determined by the Compensation Committee and is not less than the fair market value of our common stock on the date on which the stock option is granted. The Plan has a term of 10 years, unless terminated earlier, and stock options granted under the Plan prior to December 2006 have terms up to 10 years, whereas stock options granted under the Plan beginning in December 2006 have terms up to 7 years. Vesting generally occurs equally over one to four years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. On occasion, we may issue stock options that immediately vest, in which case compensation expense equal to the total fair value of the option grant is immediately recognized. For options granted in fiscal 2009, the range in fair value was from $6.71 – $11.41 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 1.49% – 2.80%; expected life between 4.50 – 4.75 years; expected volatility of 0.39; and 0.0% dividend yield. Stock option activity was as follows for fiscal 2009:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2008	4.6	$20.53
Granted	1.2	27.30
Exercised	(0.5)	16.74
Expired or Cancelled	—	—
Forfeited	—	—

Stock options outstanding at June 30, 2009	5.3	$22.37	5.4	$49.1

Stock options exercisable at June 30, 2009	3.2	$19.49	5.0	$38.4

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Other information pertaining to stock options was as follows for the years ended June 30:

	2009	2008	2007
Weighted average grant-date fair value per share of stock options granted	$9.83	$10.73	$8.40
Total grant-date fair value of stock options vested	7.4	8.3	7.9
Total intrinsic value of stock options exercised	7.8	23.4	23.0

For fiscal 2009, 2008 and 2007, cash received from the exercise of stock options was $7.9 million, $21.0 million and $26.7 million, respectively, and the income tax benefit realized from exercise of stock options was $2.8 million, $8.8 million and $8.9 million, respectively. As of June 30, 2009, there was $10.0 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

In fiscal 2005, our Board of Directors approved a Director Emeritus Program for directors who reach age 75 or have served on the Board of Directors for at least 20 years. The Director Emeritus Program is being phased in to maintain continuity and avoid losing the benefit of valuable experience. For fiscal 2008 and 2007, 37,500 and 37,500, respectively, fully vested five-year stock options were issued to two directors emeritus upon their retirement from the Board. No directors retired in fiscal 2009.

Restricted Stock Awards Grants

Upon the recommendation of our Compensation Committee, our Board of Directors has, on occasion, granted restricted stock, restricted stock units, and performance based restricted stock units to certain employees, non-employees, and directors to motivate them to devote their full energies to our success, to reward them for their services and to align their interests with the interests of our stockholders.

Under the Plan, participants may be granted restricted stock awards, representing an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive shares of our common stock on the date specified in the participant’s award agreement. The restricted stock awards granted under this plan are subject to vesting generally from a range of two to four years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the vesting period for the entire award. Restricted stock share and restricted stock unit activity was as follows for fiscal 2009:

	Restricted Stock Shares	Weighted Average Grant- Date Fair Value(1)
Nonvested balance at June 30, 2008	0.3	$27.60
Granted	0.1	29.35
Vested	(0.1)	29.03

Nonvested balance at June 30, 2009	0.3	$27.53

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

	Restricted Stock Units (including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.1	$25.31
Granted	0.2	29.35
Vested	—	—

Nonvested balance at June 30, 2009	0.3	$28.53

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

As of June 30, 2009, there was $10.4 million of total restricted stock award compensation expense related to nonvested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years.

Equity-Based Performance Units

As of June 30, 2009, we had 385,349 equity-based performance units outstanding with a weighted average grant-date fair value per unit of $23.92. The equity-based performance units contain performance goals set by the Board of Directors based on certain performance criteria over the following periods: thirty-six month period ending June 30, 2009 for 177,400 units; thirty-six month period ending June 30, 2010 for 89,911 units; and thirty-six month period ending June 30, 2011 for 118,038 units. The number of shares of stock to be awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, requires a minimum threshold performance before any shares are issued and can result in shares issued up to 200% of the targeted number of shares under each grant. In fiscal 2009, 2008 and 2007 we recorded a provision for equity-based performance units outstanding of $3.4 million, $2.7 million and zero, respectively that relate to the thirty-six month periods ended June 30, 2009, 2010 and 2011 based on the current assessment of achievement of the performance goals. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals.

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2008	0.3	$21.52
Granted	0.1	29.35
Vested	—	—

Nonvested balance at June 30, 2009	0.4	$23.92

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Deferred Stock

In fiscal 2005, non-management members of the Board of Directors were awarded an aggregate of 39,824 units of deferred stock under the Plan, of which 24,890 units remain outstanding as of June 30, 2009. The deferred stock units vested immediately and shares of our common stock will be issued upon each director’s departure from the Board, assuming proper notice from the Board member. Grantees are not entitled to vote their deferred stock units or to receive cash dividends, but they are entitled to receive make whole payments on any declared and paid dividends on our common stock.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Warrants

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro to extend their license agreement with us, approved a grant of warrants to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment. The warrants are non-cancelable and vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants were to expire on September 14, 2013.

In June 2009, we entered into a new Gaming Device License Agreement (the “2009 License”) with Hasbro whereby we agreed to license certain intellectual property and proprietary rights owned or controlled by Hasbro. As part of the inducement to Hasbro to enter into the 2009 License, our Board of Directors approved an amendment (the “Warrant Modification Agreement”) to the 2003 Warrants to purchase our common stock. The Warrant Modification Agreement provides that the term of the 2003 Warrants will be extended until December 31, 2018. In addition, the expiration date of the 2003 Warrants will be extended for three years if we elect to extend the 2009 License. The 2003 Warrants are 60% vested. We accounted for the extension of the 2003 Warrants as a modification of terms in accordance with SFAS No. 123R whereby we computed the incremental compensation cost of the modification comparing the fair value of the modified warrants to the fair value of the original warrants immediately before its terms were modified. The incremental fair value using the Black-Scholes model was $4.76 per share for a total of $1.8 million additional compensation cost which will be amortized over the extended license period.

Also in connection with the 2009 License, our Board of Directors approved a new grant of a warrant to purchase up to 500,000 shares of our common stock (the “2009 Warrants”). The 2009 Warrants exercise price is $30.03 per share of our common stock (the closing price on June 11, 2009, the date of grant), subject to adjustment. The 2009 Warrants will only vest if certain conditions are met: (1) we request Hasbro’s consent to an assignment of the 2009 License upon the undertaking of certain transactions by us, and Hasbro gives its consent to such assignment, and (2) such transaction is effected. Each year that the three conditions are not met the number of shares subject to the 2009 Warrant decrease; provided however, that the number of underlying shares will not be less than 375,000 shares. If not vested and exercised, the 2009 Warrants will expire on December 31, 2018. We may also elect to extend the 2009 License for a period of three years from December 31, 2018 if certain conditions are satisfied.

During fiscal 2009, 2008 and 2007, we recognized $0.5 million of expense respectively for the value of the 2003 Warrants and the modification thereof.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. Shares reserved under the ESPP are 500,000.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

13. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

Future minimum rental commitments under non-cancelable operating leases were as follows as of June 30, 2009:

2010	$4.6
2011	4.0
2012	3.8
2013	3.7
2014	3.4
Thereafter	4.7

$24.2

Rent expense for fiscal 2009, 2008 and 2007 was $4.9 million, $3.9 million and $4.5 million, respectively. We include stated scheduled rent increases in calculating future minimum lease payments under non-cancellable operating leases and the minimum lease payments are recognized as rent expense on a straight-line basis over the minimum lease term. We have an option to purchase the facility that we rent in Las Vegas, NV which, if we elected to exercise, would occur between May and November of 2010 or in May 2012.

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

In June 2009, we entered into the 2009 License with Hasbro to license certain intellectual property and proprietary rights owned or controlled by Hasbro in titles, such as MONOPOLY, BATTLESHIP and CLUE, for use in our chance-based electronic gaming machines. The 2009 License, which is not assignable without Hasbro’s consent, is effective April 1, 2009 and has an initial term through December 31, 2016. We have the right to extend the 2009 License for an additional three-year term if certain conditions are satisfied. We are required to make minimum annual guaranteed royalty payments during the term of the 2009 License. See Note 12, Equity Compensation Plan – Warrants” for further information.

At June 30, 2009, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments, including contingent payments of $2.3 million	$232.1
Advances and payments made	(119.4)

Potential future payments, including contingent payments of $2.3 million	$112.7

The total potential royalty and license fee commitments increased to $112.7 million at June 30, 2009 from $21.0 million at June 30, 2008, due to new agreements we entered into for brand and technology licenses partially offset by advances and payments made on existing commitments. Potential royalty and license fee commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See Note 7, “Intangible Assets” for the related assets that are recorded on our Consolidated Balance Sheets.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

As of June 30, 2009, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2010	$14.6
2011	14.3
2012	15.3
2013	16.0
2014	16.3
Thereafter	36.2

Total	$112.7

Non-cancelable raw materials purchase orders increased to $18.5 million as of June 30, 2009 from $2.1 million as of June 30, 2008, due to our commitment to a last time buy on a particular computer chip used in a large portion of our current gaming machines.

We have performance bonds outstanding of $1.0 million at June 30, 2009, to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2009, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 14, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of June 30, 2009, we were not aware of any obligations arising under these agreements that would require material payments.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Special Purpose Entities and Derivative Instruments

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

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.9 million at June 30, 2009.

WMS Licensor Arrangements

Our sales agreements that include software and intellectual property licensing arrangements provide a clause whereby WMS indemnifies the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages occurred. Historically, we have not incurred any significant cost due to the infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been incurred.

Self-Insurance

We are self-insured for various levels of workers’ compensation, electronic errors and omissions liability, automobile collision insurance, as well as employee medical, dental, prescription drug and disability coverage. We purchase stop-loss coverage to protect against significant claims. Accrued insurance claims and reserves include estimated settlements for known claims, and estimates of claims incurred but not reported.

Product Warranty

We generally warrant our new gaming machines sold in the U.S. for a period of 90 days, while we generally warrant our gaming machines sold internationally for a period of 180 days to one year. Our warranty costs have not been significant.

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

In December 2008, we settled a trademark lawsuit against a third party for a cash payment to us in the amount of $5.0 million, which is included in the Interest income and other, net line in our Consolidated Statements of Income for the year ended June 30, 2009.

15. INFORMATION ON GEOGRAPHIC AREAS

Revenues derived from customers in the United States and Canada accounted for approximately 78%, 76% and 75% of our total revenues for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. United States and Canada had more than 90% of our total long-lived assets as of June 30, 2009, 2008 and 2007. No other country in which we conduct business had greater than 10% of our total revenues or long-lived assets for the periods presented.

Geographic revenue information is determined by country of destination. Our operations outside the United States include: gaming operations equipment located in Canada, Europe and South Africa; sales and distribution offices in Argentina, Austria, Canada, China, Italy, the Netherlands, South Africa, Spain and the United Kingdom; and game development studios in Australia, the Netherlands and the United Kingdom. Substantially all of our revenues from customers outside the United States are denominated in U.S. dollars. At June 30, 2009 and 2008 approximately 41% and 25% respectively, of total current and long term trade accounts and notes receivable were from customers located outside of United States and Canada.

16. RETIREMENT PLANS

We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5% of covered employees’ compensation as defined in the plan. We also provide a deferred compensation plan within the United States to certain key employees. Our expense for these two plans totaled $4.4 million, $3.7 million and $2.6 million in fiscal 2009, 2008 and 2007, respectively.

We have two frozen defined benefit pension plans related to previously discontinued operations. Pension expense for these plans was not significant in the aggregate. In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit and postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of SFAS No. 158 had no material effect on our net income or cash flows.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the fiscal years ended June 30:

	2009	2008	2007
Income taxes paid	$45.5	$21.9	$15.5
Interest paid	3.7	3.4	3.4
Gaming operations equipment transferred to inventory	1.6	1.9	4.4

18. HURRICANE DAMAGE

We carry both property and business interruption insurance. We incurred damages to our leased facility in Gulfport, Mississippi in August 2005 which was covered by our property insurance, after the deductible. We began litigation relating to our business interruption claims against the insurance company in the Mississippi courts in the September 2006 quarter and the trial occurred in March 2009. On August 4, 2009, we received a judgment in our favor but based on the court’s interpretation of the policy, only nominal damages were awarded to us. This judgment will have no material impact on our Consolidated Financial Statements.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information is as follows for fiscal 2009 and 2008:

	Sept. 30 2008	Dec. 31 2008	Mar. 31 2009	Jun. 30 2009
Fiscal 2009 Quarters
Revenues	$151.4	$178.4	$180.8	$195.8
Gross profit, excluding depreciation expense	95.6	109.6	117.3	126.4
Net income	15.7	23.7	24.4	28.4
Earnings per share:
Basic	$0.31	$0.48	$0.50	$0.58

Diluted	$0.27	$0.41	$0.43	$0.49

Weighted-average common shares:
Basic common stock	49.9	49.3	48.8	48.8

Diluted common stock and common stock equivalents	60.0	58.9	58.2	59.0

	Sept. 30 2007	Dec. 31 2007	Mar. 31 2008	Jun. 30 2008
Fiscal 2008 Quarters
Revenues	$132.5	$159.2	$172.8	$185.6
Gross profit, excluding depreciation expense	79.6	93.5	101.4	111.7
Net income	11.1	16.0	18.8	21.6
Earnings per share:
Basic	$0.22	$0.32	$0.37	$0.43

Diluted	$0.19	$0.27	$0.32	$0.36

Weighted-average common shares:
Basic common stock	49.8	50.2	50.5	50.5

Diluted common stock and common stock equivalents	60.8	61.0	60.9	60.8

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The December 2008 quarter includes a $3.1 million after-tax gain or $0.05 per diluted share, related to a cash settlement of trademark litigation.

The December 2008 quarter includes a $1.4 million or $0.02 per diluted share benefit related to the period of January 1, 2008 through September 30, 2008 due to the retroactive reinstatement of the research and development tax credit legislation.

The June 2008 quarter includes a $2.3 million after-tax, or $0.04 per diluted share, impact to write down to net realizable value a licensed technology.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2009, 2008 and 2007

( in millions of U.S. dollars)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Amounts Written off or Reclassified
Allowance for total accounts and notes receivables:
2009	$3.0	$7.1	$—	$4.8	$5.3
2008	$2.5	$3.5	$—	$3.0	$3.0
2007	$2.6	$1.7	$—	$1.8	$2.5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of August, 2009.

WMS INDUSTRIES INC.

By:	/S/ BRIAN R. GAMACHE
Brian R. Gamache
Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/S/ BRIAN R. GAMACHE Brian R. Gamache	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 27, 2009

/S/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 27, 2009

/S/ JOHN P. MCNICHOLAS, JR. John P. McNicholas, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	August 27, 2009

/S/ LOUIS J. NICASTRO Louis J. Nicastro	Founding Director	August 27, 2009

/S/ EDWARD W. RABIN, JR. Edward W. Rabin, Jr.	Lead Director	August 27, 2009

/S/ HAROLD H. BACH, JR. Harold H. Bach, Jr.	Director	August 27, 2009

/S/ ROBERT J. BAHASH Robert J. Bahash	Director	August 27, 2009

/S/ PATRICIA M. NAZEMETZ Patricia M. Nazemetz	Director	August 27, 2009

/S/ NEIL D. NICASTRO Neil D. Nicastro	Director	August 27, 2009

/S/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	August 27, 2009

/S/ BOBBY L. SILLER Bobby L. Siller	Director	August 27, 2009

/S/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	August 27, 2009