Form 10-Q
period 2009-09-30
WMS INDUSTRIES INC /DE/
filed 2009-10-30
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,708,588 shares of common stock, $0.50 par value, were outstanding at October 26, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2009 and 2008

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	2009	2008
REVENUES:
Product sales	$88.8	$87.2
Gaming operations	76.5	64.2

Total revenues	165.3	151.4

COSTS AND EXPENSES:
Cost of product sales(1)	41.8	43.5
Cost of gaming operations(1)	14.2	12.3
Research and development	26.5	22.0
Selling and administrative	34.0	32.2
Depreciation(1)	17.3	17.1

Total costs and expenses	133.8	127.1

OPERATING INCOME	31.5	24.3

Interest expense	(2.0)	(0.9)
Interest income and other income and expense, net	1.9	1.0

Income before income taxes	31.4	24.4
Provision for income taxes	11.6	8.7

NET INCOME	$19.8	$15.7

Earnings per share:
Basic	$0.40	$0.31

Diluted	$0.34	$0.27

Weighted-average common shares:
Basic common stock outstanding	50.0	49.9

Diluted common stock and common stock equivalents	60.1	60.0

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:

Cost of product sales	$1.1	$0.9
Cost of gaming operations	$11.8	$13.2

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2009 and June 30, 2009

(in millions of U.S. dollars and millions of shares)

	September 30, 2009	June 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138.3	$135.7
Restricted cash and cash equivalents	16.9	19.0

Total cash, cash equivalents and restricted cash	155.2	154.7

Accounts and notes receivable, net	210.6	214.2
Inventories	52.5	43.1
Other current assets	56.2	38.0

Total current assets	474.5	450.0

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $221.8 and $211.3, respectively	66.6	68.0
Property, plant and equipment, net of accumulated depreciation of $79.2 and $73.9, respectively	163.2	158.8
Intangible assets, net	98.6	99.3
Deferred income tax assets	30.7	31.2
Other assets, net	54.4	48.7

Total non-current assets	413.5	406.0

TOTAL ASSETS	$888.0	$856.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41.1	$50.4
Accrued compensation and related benefits	12.8	27.9
Other accrued liabilities	32.4	37.4

Total current liabilities	86.3	115.7

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	18.2	17.8
Long-term debt	35.6	115.0
Other non-current liabilities	15.7	16.1

Total non-current liabilities	69.5	148.9

Commitments, contingencies and indemnifications (see Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized; none issued)	—	—
Common stock (100.0 shares authorized; 57.0 and 51.0 shares issued, respectively)	28.5	25.5
Additional paid-in capital	388.9	311.9
Retained earnings	315.9	296.1
Accumulated other comprehensive income	5.2	3.3
Treasury stock, at cost (0.3 and 1.8 shares, respectively)	(6.3)	(45.4)

Total stockholders’ equity	732.2	591.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$888.0	$856.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2009 and 2008

(in millions of U.S. dollars)

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19.8	$15.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	17.3	17.1
Amortization of intangible and other assets	5.2	4.0
Share-based compensation	4.7	3.3
Other non-cash expenses, primarily inventory reserves and bad debt expense	0.8	3.7
Deferred income taxes	0.4	(0.6)
Tax benefit from the exercise of stock options	(11.7)	(0.2)
Change in operating assets and liabilities	(46.0)	4.9

Net cash provided by (used in) operating activities	(9.5)	47.9

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(10.6)	(13.5)
Purchase of property, plant and equipment	(11.6)	(11.4)
Payments to acquire or license intangible and other assets	(1.4)	(1.1)

Net cash used in investing activities	(23.6)	(26.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	26.1	0.7
Tax benefit from exercise of stock options	11.7	0.2
Debt issuance costs	(1.6)	—
Purchase of treasury stock	—	(13.4)
Other	(0.7)	—

Net cash provided by (used in) financing activities	35.5	(12.5)

Effect of Exchange Rates on Cash and Cash Equivalents	0.2	(0.7)

INCREASE IN CASH AND CASH EQUIVALENTS	2.6	8.7
CASH AND CASH EQUIVALENTS, beginning of period	135.7	100.8

CASH AND CASH EQUIVALENTS, end of period	$138.3	$109.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1. BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2009 included in our Annual Report on Form 10-K filed with the SEC on August 27, 2009. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. This report includes subsequent events evaluated through the date of the financial statement issuance on October 30, 2009. See Note 13, “Subsequent Events” in this report.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for a new jurisdiction. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2010. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

We market our gaming machines in two principal ways. First, product sales includes the sale of new and used gaming machines and VLTs, conversion kits, parts, amusement-with-prize gaming machines, equipment manufactured under original equipment manufacturing agreements to casinos and other gaming machine operators and gaming-related systems for smaller international casino operators. Second, we license our game content and intellectual property to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for lease payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machines, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, and gaming machine, VLT and other lease revenues we refer to this business as our “gaming operations.”

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Condensed Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in our Condensed Consolidated Statements of Income and gaming operations equipment and related accumulated depreciation included in our Condensed Consolidated Balance Sheets).

2. PRINCIPAL ACCOUNTING POLICIES

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“Topic 605”), or FASB ASC 985, “Software” (“Topic 985”).

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

Product Sales

We sell gaming machines and VLTs typically with payment terms of 30 to 90 days. In certain circumstances we offer extended payment terms typically for up to one year but in limited cases up to three years, which obligation may be secured by the related gaming machines and may accrue interest recognized at market rates. In fiscal 2009, due to the slowing economy and credit availability challenges our customers experienced, we implemented a program to increase the amount of financing terms offered to select customers. We expect to continue this program throughout fiscal 2010. Revenues are reported net of incentive rebates or discounts. We annually investigate sales contracts with extended payment terms in excess of one year to determine if there is sufficient history to prove assurance of collectibility under the original sales contract payment terms. Based upon this investigation, we have concluded that adequate supporting historical documentation exists to conclude collectibility is probable for sales contracts with extended payment terms of 36 months or less. Our product sales contracts do not include specific performance, cancellation, termination, and refund type provisions.

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

For WAP leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine, or a combination of a fixed daily fee and a percentage of coin-in. Participating casinos pay a percentage of the coin-in from WAP gaming machines directly to us for services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems and to administer the progressive jackpot funding. Revenues are recognized as earned when collectibility is reasonably assured. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties within a single gaming jurisdiction which are connected to our central WAP computer system via a network of communications equipment. WAP system gaming machines differ from non-linked gaming machines in that they build a progressive jackpot with every wager until a player hits the top award winning combination. We fund WAP progressive jackpots won by casino patrons.

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

Casino-owned daily fee game lease agreements are for a fixed daily fee per day. Casino-owned daily fee games are games for which we sell the base gaming machine without a game theme to the casino at a normal sales price excluding the game theme and earn a normal product sales gross profit and then earn a lower ongoing daily fee from leasing the top box and game theme to the casino. All components or elements of the arrangement are delivered at the time of physical delivery of the gaming machine and we have no further obligation to refresh or change the game theme. Revenue recognized for casino-owned daily fee game lease arrangements is not material to our Consolidated Financial Statements. We exclude casino-owned daily fee games from our installed base of participation gaming machines.

VLTs may be operated as stand-alone units or may interface with central monitoring systems operated by government agencies. Our leased VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our lease revenues are based on a fixed percentage of the daily net win of the VLTs or a fixed daily rate. We exclude our leased VLTs from our installed base of participation gaming machines.

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

Recent Updates to Topics 605 and 985

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our fiscal 2010 year. While the adoption of these two ASU’s changed our revenue recognition policies beginning in fiscal 2010, the impact on our Consolidated Financial Statements was not significant to either the quarter ended September 30, 2009, or had these ASU’s been applied retroactively, to the fiscal years ended June 30, 2009, 2008 or 2007, as we had vendor specific objective evidence (“VSOE”) for all elements of our multiple deliverable arrangements.

ASU No. 2009-13 amends Topic 605 to provide that if VSOE or third party evidence (“TPE”) of selling price for an undelivered item in a multiple deliverable arrangement is not determinable, an entity may use the estimated selling price (“ESP”) of the undelivered component to allocate revenue between the elements of a multiple deliverable arrangement, as long as the arrangement is not subject to other accounting guidance. It further states that ESP shall be established consistent with the objective of determining VSOE, that is, ESP is the price at which the entity would sell the item if the undelivered item were sold regularly on a standalone basis. It also advises that the selling entity must also consider market conditions as well as entity-specific factors when estimating the selling price, including discounts offered from list price. In the September 2009 quarter, we used VSOE to value all elements in our multiple deliverable arrangements and did not use either TPE or ESP. Once revenues under a multiple deliverable arrangement are allocated to the separate components of the arrangement and we defer revenue recognition on the undelivered components, we must still establish VSOE, TPE or ESP on all undelivered components before recognizing any revenue on any subsequently delivered component of the arrangement. If we cannot objectively determine the VSOE, TPE or ESP for any undelivered units of accounting included in a multiple deliverable arrangement, all revenues are deferred until all of the items are delivered and the other criteria listed above have been satisfied, or until the VSOE, TPE or ESP can objectively be determined for any remaining undelivered units of accounting.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

ASU No. 2009-14 amends Topic 985 to provide that tangible products containing both software components and non-software components that function together to deliver the product’s essential functionality would not be considered software deliverables and therefore would be excluded from the scope of Topic 985. We determined that our Bluebird2 gaming machines, which contain software components (such as an operating system, game theme and third-party firmware) and hardware components function together to deliver the gaming machine’s essential functionality and are not separate or non-essential software deliverables as defined under Topic 985. Prior to July 1, 2009 we applied Topic 985 to sales of certain of our products, specifically Bluebird2 gaming machines and revenues generated from the sales of gaming related systems by our subsidiary Systems in Progress GmbH (“SiP”). Effective July 1, 2009, with the adoption of ASU No. 2009-14, we no longer apply Topic 985 to our Bluebird2 gaming machine sales.

Prior to July, 1 2009, when multiple product deliverables were included under a sales contract, we allocated revenue to each unit of accounting based upon its respective fair value against the total contract value and deferred revenue recognition on those deliverables where we did not meet all of the requirements of revenue recognition. We allocated revenue to each unit of accounting, which typically consisted of gaming machines and additional game themes the customer can receive in the future, based on fair value as determined by VSOE. VSOE of fair value for all elements of a multiple deliverable arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually.

Effective July 1, 2009, with the adoption of the ASU’s disclosed above, we may use TPE or ESP to allocate revenue under a multiple deliverable arrangement, including arrangements that have either or both hardware and software deliverables, when VSOE is not available. Both TPE and ESP for all elements of a multiple deliverable arrangement will be based upon the normal pricing and discounting practices for those products and services when sold individually. The effect of changes in TPE or ESP or the method or assumptions used to determine selling price for a specific unit of accounting are not expected to have a significant effect on the allocation of multiple deliverable arrangement consideration. These new revenue recognition standards will have more of a revenue impact when we launch our networked gaming system and related software applications in future quarters in fiscal 2010 and execute multiple deliverable arrangements that have hardware and software deliverables.

Effective July 1, 2009, Topic 985 primarily effects our SiP revenues and will impact future revenues in a networked gaming (“NG”) environment because SiP and future NG revenues derived from computer software applications and systems to be sold or leased. As we begin to commercialize NG software applications through multiple deliverable arrangements in future quarters in fiscal 2010, the application of Topic 985 will allow us to allocate revenues in a multiple deliverable arrangement using either TPE or ESP, but still require us to obtain VSOE for each undelivered NG software application in a multiple deliverable arrangement before revenue can be recognized on the subsequent delivery of a software application that is part of the multiple deliverable arrangement. The establishment of VSOE for the software applications and systems may delay the recognition of revenue and increase deferred revenues and deferred costs. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server in the casino data center.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and manufacturing overhead. These components of cost of product sales also include licensing and royalty charges, inbound and outbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs.

Cost of gaming operations consists primarily of wide-area progressive jackpot expenses, licensing and royalty charges, telecom costs, gaming operations taxes and fees and parts costs.

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $6.1 million and $5.1 million for the three months ended September 30, 2009 and 2008, respectively.

Fair Value Measurements

We apply the provisions of FASB ASC 820, "Fair Value Measurements" (“Topic 820”) to our financial assets and financial liabilities. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value. The adoption of Topic 820 effective July 1, 2008 did not have a material impact on our financial statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Topic 820 describes three levels of inputs that may be used to measure fair value:

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

As of September 30, 2009, the only assets subject to fair value measurement in accordance with Topic 820 were investments in various money market funds totaling approximately $90.5 million. These money market investments are included in our cash and cash equivalents and restricted cash and cash equivalents on the Consolidated Balance Sheets and are considered level 1 securities.

Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a quarterly basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. Bad debt expense for the three months ended September 30, 2009 and 2008 was $0.6 million and $1.6 million respectively.

The following summarizes the components of current and long-term accounts and notes receivable, net;

	September 30, 2009	June 30, 2009
Current:
Accounts receivable	$93.7	$105.6
Notes receivable	120.8	112.6
Allowance for doubtful accounts	(3.9)	(4.0)

Current accounts and notes receivable, net	$210.6	$214.2

Long-term, included in Other assets, net:
Notes receivable	$46.1	$39.6
Allowance for doubtful accounts	(1.3)	(1.3)

Long-term notes receivable, net	$44.8	$38.3

Total accounts and notes receivable, net	$255.4	$252.5

Our policy is to generally not record interest on receivables after the invoice payment becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. With regard to notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest income and other income and expense, net, ratably over the payment period.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of September 30, 2009 and June 30, 2009 respectively, the fair value of the accounts and notes receivable, net, approximated the carrying value.

Other Principal Accounting Standards

For a description of our other principal accounting policies see Note 2, “Principal Accounting Policies,” to our Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Recently Issued Accounting Standards

In September 2006, the FASB issued Topic 820, “Fair Value Measurements”. Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. Subsequent to the issuance of Topic 820, the FASB issued a provision to Topic 820, “Effective Date of FASB Statement Topic 820”. This provision delays the effective date of Topic 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the instruments subject to the effective date delay under Topic 820, the effective date to adopt the fair value provisions for us was July 1, 2009. On October 10, 2008, the FASB issued another provision under Topic 820, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. This provision does not change the fair value measurement principles in Topic 820, but rather provides guidance for the application of those measurement principles in the extreme inactive markets that existed at that time. We adopted Topic 820 effective July 1, 2009 and the adoption had no material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB ASC 350-30-65-1, “Determination of the Useful Life of Intangible Assets” (“Topic 350-30-65-1”). Topic 350-30-65-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350-30, “Goodwill and Other Intangible Assets” (“Topic 350-30”). Previously, under the provisions of ASC 350-30, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. Topic 350-30-65-1 removes the requirement of Topic 350-30 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. Topic 350-30-65-1 is effective for fiscal years beginning after December 15, 2008. We adopted Topic 350-30-65-1 effective July 1, 2009 and the adoption had no material impact on our Consolidated Financial Statements.

In June 2009, the FASB issued ASC 105 “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”, which establishes the Codification as the single source of authoritative US GAAP. This statement is effective for interim and annual statements issued after September 15, 2009 and has changed the way we reference accounting standards in this Form 10Q and in future disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements”. As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our fiscal 2010 year and the adoption did not have a material impact on our Consolidated Financial Statements. See the “Revenue Recognition” section in Note 2, “Principal Accounting Policies.”

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

3. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three months ended September 30:

	2009	2008
Net income	$19.8	$15.7
After tax interest expense and amortization of issuance cost on convertible subordinated notes	0.5	0.5

Diluted earnings (numerator)	$20.3	$16.2

Basic weighted average common shares outstanding	50.0	49.9
Dilutive effect of stock options	1.3	1.2
Dilutive effect of restricted common stock and warrants	0.4	0.2
Dilutive effect of convertible subordinated notes	8.4	8.7

Diluted weighted average common stock and common stock equivalents (denominator)	60.1	60.0

Basic earnings per share of common stock	$0.40	$0.31

Diluted earnings per share of common stock and common stock equivalents	$0.34	$0.27

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	1.0	1.2

Included in our anti-dilutive common stock equivalents for the three months ended September 30, 2009 are warrants to purchase 500,000 shares of our common stock which are contingent upon future events that were issued to Hasbro Inc. and Hasbro International, Inc. These warrants were excluded from the calculation because the vesting criteria were not met. See Note 12, “Equity Compensation Plan – Warrants” to our Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

4. INVENTORIES

Inventories consisted of the following:

	September 30, 2009	June 30, 2009
Raw materials and work-in-process	$34.5	$26.8
Finished goods	18.0	16.3

Total inventories	$52.5	$43.1

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $0.2 million and $2.0 million for the three months ended September 30, 2009 and 2008, respectively. These charges are classified in cost of product sales in our Condensed Consolidated Income Statement.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

5. INTANGIBLE ASSETS

General

Intangible assets recorded on our Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2009	June 30, 2009
Goodwill	$20.5	$19.9
Finite lived intangible assets, net	92.3	88.3
Indefinite lived intangible assets	3.6	3.6
Less: royalty advances and licensed or acquired technologies, short-term	(17.8)	(12.5)

Non-current intangible assets, net	$98.6	$99.3

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2009 include:

Goodwill balance at June 30, 2009	$19.9
Foreign currency translation adjustment	0.6

Goodwill balance at September 30, 2009	$20.5

Other Intangible Assets

Other intangible assets consisted of the following:

		September 30, 2009			June 30, 2009
	Useful Life (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1 - 15	$86.1	$(47.6)	$38.5	$79.8	$(44.2)	$35.6
Licensed or acquired technologies	1 - 15	44.1	(10.2)	33.9	42.6	(9.6)	33.0
Patents	4 - 17	21.6	(4.5)	17.1	20.9	(4.2)	16.7
Customer relationships	6	4.7	(2.6)	2.1	4.7	(2.3)	2.4
Trademarks	4	1.2	(0.5)	0.7	1.1	(0.5)	0.6

Total		$157.7	$(65.4)	$92.3	$149.1	$(60.8)	$88.3

Indefinite lived intangible assets:
Acquired brand names		$3.6	$—	$3.6	$3.6	$—	$3.6

The following table summarizes additions to other intangible assets during the three months ended September 30, 2009:

Total Additions
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$6.3
Licensed or acquired technologies	1.5
Patents	0.7
Trademarks	0.1

Total	$8.6

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Amortization expense for our finite-lived intangible assets was $4.6 million and $3.0 million for the three months ended September 30, 2009 and 2008, respectively.

The estimated aggregate amortization expense for finite live intangible assets for each of the next five years is as follows:

2010 (remaining nine months of fiscal year)	$14.3
2011	11.3
2012	8.5
2013	5.7
2014	4.6
2015	2.6

The estimated aggregate future intangible asset amortization as of September 30, 2009 does not reflect the significant commitments we have for future payments for intangible assets. If we determine that we may not realize the value of any of the finite lived intangible net assets or commitments, we would record an immediate charge against earnings up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 11, “Commitments, Contingencies and Indemnifications” to the Condensed Consolidated Financial Statements and Notes thereto in this report.

6. INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. The estimated effective income tax rate was approximately 36.9% and 35.7% for the three months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, we had $7.3 million of gross unrecognized tax benefits, excluding accrued interest and penalties of $0.9 million. Of the total unrecognized tax benefits, including accrued interest and penalties of $0.9 million, $7.9 million (net of the federal benefit) represents the portion that, if recognized, would impact the effective tax rate.

In the September 2008 quarter, the Internal Revenue Service began an audit of our U.S. federal income tax returns for fiscal years 2004 through 2007. In addition, we are currently under audit in a major state for the same years. As a result of these audits it is reasonably possible that the total amount of the unrecognized income tax benefits will significantly change within fiscal 2010. At this time we are unable to estimate the amount of the potential change. Approximately $5.6 million of unrecognized income tax benefits are currently subject to audits referred to above. At this time we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We are no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

7. CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

On September 28, 2009, we issued approximately 6.0 million shares of our common stock $0.50 par value per share, upon early conversion to common stock of $79.4 million principal amount of our 2.75% Convertible Subordinated Notes due July 15, 2010 (the “Notes”), or approximately 70% of our outstanding Notes, by three holders of Notes. In connection with the conversion of the $79.4 million principal amount of the Notes, we paid the holders an aggregate of $1.1 million of cash consisting of $0.4 million interest earned through September 28, 2009 and $0.7 million as the inducement to convert the Notes early, which is less than the discounted present value of the remaining approximately $1.7 million of interest that would be earned on the Notes through maturity in July 2010. The impact of these transactions resulted in a charge of $0.02 per diluted share in the September 2009 quarter, consisting of the $0.7 million inducement payment coupled with a non-cash charge of approximately $0.4 million to write-off of the remaining proportional deferred financing costs related to the Notes. As a result of the conversion of the Notes into common stock, our long-term debt decreased by $79.4 million and common stock and additional-paid-in-capital increased by an aggregate of $79.4 million.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

At September 30, 2009, we had approximately $35.6 million remaining Notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The remaining Notes are exchangeable at any time into an aggregate of 2.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The Notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The Notes are not callable. We pay interest on the Notes semi-annually on January 15 and July 15 of each year. The conversion of the Notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and such conversion would reduce our annual interest expense. Our Notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

As of September 30, 2009, the fair value of the Notes was $120.2 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted. We have classified our Notes outstanding at September 30, 2009 as a long-term liability because we have the ability and intent to refinance them under the amended and restated revolving credit agreement we entered into on September 25, 2009.

On October 2, 2009, we issued an additional 1.9 million shares of our common stock, $0.50 par value per share, upon early conversion to common stock of another $25.7 million principal amount of our Notes by one Note holder. In connection with the conversion of the $25.7 million principal amount of the Notes, we paid the holder an aggregate of approximately $0.4 million in cash consisting of approximately $0.2 million of interest earned through October 2, 2009 and approximately $0.2 million as an inducement to convert the Notes. We expect this transaction to result in a charge in our quarter ending December 31, 2009 consisting of the $0.2 million inducement payment coupled with a non-cash charge of approximately $0.1 million to write-off the remaining proportional deferred financing costs related to the converted Notes. As of October 2, 2009, we have $9.9 million of Notes outstanding.

Revolving Credit Facility

On September 25, 2009, we entered into an amended and restated revolving credit agreement with a group of five banks. The amended and restated revolving credit agreement provides for borrowings up to $150 million through September 30, 2012, with the ability to expand the facility to $200 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.25x through December 31, 2010, and 3.0x thereafter, and is computed as total indebtedness outstanding at the end of each quarter divided by the trailing twelve months earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges (“EBITDA”) as defined in the agreement. The minimum interest coverage ratio is currently 2.5x and is computed as trailing twelve months EBITDA divided by trailing twelve months interest charges as defined in the revolving credit agreement.

The agreement also defines permitted restricted payments related to cash dividends and cash repurchases of our common stock and at September 30, 2009, approximately $146.5 million was available for such purposes. The agreement also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions we can enter into or incur. No amounts were outstanding under the amended and restated revolving credit facility at September 30, 2009.

8. STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLAN

General

Our authorized common stock consists of 100.0 million shares at $0.50 par value. Additionally, we have 5.0 million shares of $0.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by our Board of Directors.

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. As of September 30, 2009, we had approximately $150 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the quarter ended September 30, 2009 we did not repurchase any shares. During the quarter ended September 30, 2008 we purchased 322,645 shares for approximately $9.6 million including amounts accrued at September 30, 2008 at an average cost of $29.80 per share.

Equity Compensation Plan

A summary of information with respect to share-based compensation expense included in our Condensed Consolidated Statements of Income are as follows, for the quarters ended September 30:

	2009	2008
Cost of product sales	$0.1	$—
Research and development	1.6	1.1
Selling, general and administrative	3.0	2.2

Share-based compensation expense included in pre-tax income	4.7	3.3
Income tax benefit related to share-based compensation	(1.8)	(1.3)

Share-based compensation expense included in net income	$2.9	$2.0

Diluted earnings per share impact of share-based compensation expense	$0.05	$0.03

Stock Options

In September 2009, we granted stock options to certain of our employees. The number of options awarded to each person varied. For options granted in September 2009, the range in fair value on the dates of grant was from $18.72 – $18.73 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 2.17% – 2.29%; expected life between 4.50 – 4.75 years; expected volatility of 0.49; and 0.0% dividend yield. Stock option activity was as follows for the three months ended September 30, 2009:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2009	5.3	$22.37	5.4	$49.1
Granted	0.2	44.07
Exercised	(1.4)	18.58
Expired or Cancelled	—	—
Forfeited	—	—

Stock options outstanding at September 30, 2009	4.1	$24.88	5.5	$81.5

Stock options exercisable at September 30, 2009	2.3	$21.27	5.2	$53.0

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Restricted Stock Awards Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors which vest from a range of two to four years on the grant date anniversary. Restricted stock share and restricted stock unit activity was as follows for the three months ended September 30, 2009:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2009	0.3	$27.53
Granted	—	—
Vested	(0.1)	30.17

Nonvested balance at September 30, 2009	0.2	$29.63

	Restricted Stock Units (including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2009	0.3	$28.53
Granted	0.1	44.02
Vested	(0.1)	29.08

Nonvested balance at September 30, 2009	0.3	$34.22

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

In September 2009, we granted equity-based performance units, which will vest upon achievement of performance goals set by our Board of Directors. The shares of stock ultimately issued to participants will be dependent upon the extent to which the financial performance goals over the three year period ended June 30, 2012 are achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. In August 2009, shares related to the equity-based performance units with a three-year measurement period ending June 30, 2009 were issued in accordance with the performance matrix approved at grant date in 2006. In accordance with the grant agreements, we issued shares of common stock equal to 73.3% of the number of units granted as adjusted for our three-for-two stock split in June 2007. Equity-based performance unit activity was as follows for the three months ended September 30, 2009:

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2009	0.4	$23.92
Granted	0.1	44.28
Vested at 73.3% of target	(0.1)	16.95
Forfeited	(0.1)	16.95

Nonvested balance at September 30, 2009	0.3	$34.07

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. On September 30, 2009, 15,361 shares were purchased under this plan at an average cost of $37.88.

9. COMPREHENSIVE INCOME

Comprehensive income consists of the following for the three months ended September 30:

	2009	2008
Net income	$19.8	$15.7
Foreign currency translation adjustment	1.9	(4.4)

Total accumulated other comprehensive income	$21.7	$11.3

10. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $0.3 million and $1.1 million for the three months ended September 30, 2009 and 2008, respectively.

11. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

At September 30, 2009, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$232.3
Advances and payments made	(128.2)

Potential future payments	$104.1

As of September 30, 2009, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2010 (remaining nine months of fiscal year)	$6.0
2011	14.3
2012	15.3
2013	16.0
2014	16.3
2015	14.8
Thereafter	21.4

Total	$104.1

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2009, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 12, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of September 30, 2009, we were not aware of any obligations arising under these agreements that would require material payments.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Special Purpose Entities and Derivative Instruments

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock, equity based performance units and deferred stock units to our employees, officers, directors and consultants and warrants to a licensor, and we have issued the Notes.

Performance Bonds

We have performance bonds outstanding of $1.5 million at September 30, 2009, to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include financial performance of our products.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at September 30, 2009.

WMS Licensor Arrangements

Our sales agreements that include software and intellectual property licensing arrangements provide a clause whereby we indemnify the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant cost due to the infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been accrued.

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

12. LITIGATION

On October 2, 2003, La Societe de Loteries du Quebec (“Loto-Quebec”) filed claims against us and Video Lottery Consultants Inc., a subsidiary of International Game Technology, (“VLC”) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings allege that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, are successful in the pending class action lawsuit against Loto-Quebec. In July 2008, we entered into a settlement agreement with Loto-Quebec under which Loto-Quebec agreed to suspend the action in warranty against us in exchange for our agreement to continue cooperating with the defense of the class action lawsuit against Loto-Quebec and, in the event of an adverse outcome in such lawsuit against Loto-Quebec, to arbitration of any warranty claim by Loto-Quebec. The settlement agreement reserves all of our defenses against Loto-Quebec.

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

13. SUBSEQUENT EVENTS

On October 2, 2009, we issued approximately 1.9 million shares of our common stock, $0.50 par value per share, upon early conversion to common stock of $25.7 million principal amount of our Notes by one Note holder. In connection with the conversion of the $25.7 million principal amount of the Notes, we paid the holder an aggregate of approximately $0.4 million in cash consisting of approximately $0.2 million of interest earned through October 2, 2009 and approximately $0.2 million as an inducement to convert the Notes. We expect this transaction to result in a charge in our quarter ending December 31, 2009 consisting of the $0.2 million inducement payment coupled with a non-cash charge of approximately $0.1 million to write-off the remaining proportional deferred financing costs related to the converted Notes.

Combined with the $79.4 million principal amount of Notes converted on September 28, 2009, approximately $105.1 million or 90% of the outstanding Notes have been converted to date. We expect the incremental impact of the conversion of the $105.1 million of Notes to common stock to result in an aggregate after-tax charge of $0.9 million for the inducement payments in fiscal 2010. The total charge in fiscal 2010 will be more than offset by savings from reduced interest payments through the remaining term of the Notes, resulting in a favorable after-tax net benefit to fiscal 2010 net income of approximately $0.5 million. Combined with the September 28, 2009 conversion of Notes, our long-term debt has been reduced by $105.1 million and common stock and additional paid-in capital have increased by an aggregate of $105.1 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the SEC on August 27, 2009 (“Form 10-K”). This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Cautionary Note” and Item 1A. “Risk Factors” in our Form 10-K. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment.

As used in this Report, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Products names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following: G2E is a registered trademark of the American Gaming Association and Reed Elsevier Inc. G2S and S2S are registered trademarks of the Gaming Standards Association.

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Our products consist primarily of video gaming machines, mechanical reel gaming machines and VLTs. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. We generate revenue in two principal ways: product sales and gaming operations, as further described below.

The financial market crisis that began in 2008 has disrupted credit and equity markets worldwide and has led to a weakened global economic environment. The effect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our industry with some gaming operators delaying or canceling construction projects, coupled with many customers reducing their annual capital budgets for calendar 2009. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos. In anticipation of the further lengthening of the replacement cycle and in response to the challenging economic environment, we reduced the number of new positions we hired in fiscal 2009, and took actions to contain non-payroll related spending. In fiscal 2010, we will remain focused on controlling spending and prioritizing capital expenditures and other discretionary items. The economic crisis lowered the number of new units we sold in fiscal 2009 and this continued in fiscal 2010. We believe the industry will rebound once the economy and credit markets improve and personal disposable income increases in the future.

We had expected that with our launch of the network gaming-enabled Bluebird2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle which has been at an abnormally low level for the past few years. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced expectations. For fiscal 2009, Bluebird2 units accounted for 35% of our total new units shipped and with the continuing transition in the market to this new product, accounted for approximately 69% of new unit shipments in the September 2009 quarter. We continue to believe that once the economy improves and capital budgets of our customers increase, the replacement demand will improve, and we’ll also experience an increase in demand from casino expansions and new casino openings.

We believe several recent developments fueled by the challenging economic situation will benefit us in the long term. In the United States, legislators have passed or are considering enabling or expanding gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire and Massachusetts. The breadth and timing of these opportunities remains uncertain due to the political process in each of these jurisdictions as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. We are also focused on expanding our presence in the Mexico market as it moves to Class III gaming, and entering the New South Wales, Australia market, as well as opportunities for new or expanded gaming in Italy, Singapore, Spain and Taiwan.

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

➢

Video poker machines in our Bluebird and Bluebird2-branded gaming machines, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base gaming machine without a game theme and then leases the top box and game theme for a lower lease price point;

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

Gaming Operations

We earn gaming operations revenues from leasing participation games, gaming machines and VLTs, and earn royalties that we receive from third parties under license agreements to use our game themes and intellectual property. Our gaming operations include the following product lines:

➢

Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the net win, which is the casino’s earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees; or (3) a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. We have the ability to lease these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include:

➢	Wide-area progressive (“WAP”) participation games;

➢	Local-area progressive (“LAP”) participation games; and

➢	Stand-alone participation games.

➢	Casino-owned daily fee games, where the casino or gaming machine operator purchases the base gaming machine without a game theme and pays a lower daily lease fee for the top box and game theme;

➢	Leased gaming machines;

➢	Video lottery terminals; and

➢	Licensing revenues from licensing our game themes and intellectual properties to third parties.

OUR FOCUS

As previously discussed, we are currently operating in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our consolidated results. We expect to benefit from certain new or expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty. While we expect demand in the replacement market will remain sluggish in the near term, it is possible that gaming operators’ replacement buying demand will begin to improve in calendar 2010 if casino capital budgets are larger than they are for calendar 2009.

As we navigate these macroeconomic challenges, we remain focused on five key strategic priorities: 1) drive growth in our gaming operations business, while selectively investing our capital deployed in that business; 2) grow our United States and Canadian market share by innovating differentiated products; 3) expand the breadth and profitability of our international business; 4) improve our gross margins and operating margin; and 5) increase our cash flow from operations.

1.	Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Quarter Ended September 2009 Result: During the three months ended September 30, 2009, our average installed base of participation gaming machines increased 9.0% over the prior year and, at September 30, 2009, our total installed participation footprint stood at 10,337 units compared to 9,616 units at September 30, 2008. Growth in the installed base was primarily led by our WAP gaming machines, which at September 30, 2009 comprised 28.0% of the footprint compared to 20.2% at September 30, 2008. The WAP footprint increased to 2,897 units in the quarter ended September 30, 2009 and was up 951 units or 48.9% compared to September 30, 2008, largely reflecting the successful launch of new WAP games. The increase in WAP games was partially offset by lower units of our stand-alone gaming machines at September 30, 2009. A shift in strategy in fiscal 2007 to focus on return on investment of our gaming operations assets helped result in revenue per day for the quarter ended September 30, 2009 increasing by 12.3% to a record $77.23 per day from $68.75 per day for the September 2008 quarter. This strategy includes limiting the number of gaming machines for specific new themes at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. By controlling the initial placement of participation products, we continued to reduce the capital invested in gaming operations. A 12.3% improvement in the average daily revenue, coupled with the 9.0% improvement in the average installed base, produced a 22.4% year-over-year increase in participation revenue in our gaming operations business to $72.7 million, which attests to the continued strong play levels and player appeal of our participation products.

2.	Priority: Grow our United States and Canadian market share by innovating differentiated products.

Quarter Ended September 2009 Result: The United States and Canadian replacement cycle has lengthened and the challenges facing our industry and the overall economy have continued, thus overall industry demand has been reduced. Our year-over-year new unit shipment volume was down 11.7% from the prior year quarter and was impacted by lower overall industry demand. To further diversify our revenue streams, we announced late in fiscal 2009 that we would directly enter the Class II, electronic bingo and central determinant market following expiration of our previous licensing agreements for those markets. Through an alliance with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm, over time we will combine our existing library of over 200 for-sale games with Bluberi’s proven system capabilities for the Class II, electronic bingo and central determinant markets. We shipped our first gaming machines to a Class II market in the September quarter and we expect to increase shipments into these markets throughout the balance of fiscal 2010. We are dependent, in part, on innovative new products, casinos expansions and new market opportunities to generate growth. We have continued to increase our spending on research and development activities to be able to offer creative and high earning products to our customers and for the quarter ended September 2009, such expenses are up $4.5 million or 20.5% over the prior year to $26.5 million. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Priority: Expand the breadth and profitability of our international business.

Quarter Ended September 2009 Result: Shipments to international markets represented 39% of our total new unit shipments in the quarter ended September 30, 2009, compared with 38% for the prior year quarter. During the September 2009 quarter international new unit shipments decreased 10.2% from the prior year quarter, as economic challenges are evident in some regions, principally Western European markets, as well as the impact of the higher mix of premium Bluebird2 units. We are accomplishing continued international success through the simultaneous introduction of new products in the Canadian and U.S. and international markets, thereby capitalizing globally on the popularity and success of our newest products. In late fiscal 2008, Orion Gaming launched its new Twinstar2 gaming machine and its new N-Able operating system which we expect will drive greater demand for Orion Gaming products in the future. In April 2009, we announced a new value-priced gaming platform called Helios which will be targeted at select international markets where the economics of the facilities do not justify the premium priced points of the Bluebird, Bluebird2 or Orion Gaming’s Twinstar or Twinstar2 gaming machines. We have successfully completed the first of two expected field trials of our

Bluebird2 gaming machines in New South Wales, Australia and expect to begin the second field trial the first week of November 2009. We shipped our first direct shipment of gaming machines into Mexico in the June 2009 quarter and expanded shipments to this market in the September 2009 quarter. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives.

4.	Priority: Improve our gross margins and operating margin.

Quarter Ended September 2009 Result: Our operating margin improved 300 basis points to 19.1% for the quarter ended September 30, 2009 from 16.1% for the prior year, even as research and development expenses increased year-over year by $4.5 million, or 20.5%. For the quarter ended September 30, 2009, our overall gross margin improved by 300 basis points to 66.1% led by a 280 basis point increase to 52.9% in our product sales gross margin largely attributable to the solid sales of and margin achieved with our new Bluebird2 gaming machines and our higher margin gaming operations business had a gross margin of 81.4% compared to 80.8% in the prior year. In addition, total gross margin increased as higher margin gaming operations revenues grew to 46.3% of total sales in the quarter ended September 2009 compared to 42.4% in the prior year period. We are still implementing our lean sigma and strategic sourcing initiatives, but we are realizing positive results, and we believe these initiatives will continue to drive margin improvement in future years. In the future we expect to benefit from higher average selling prices and lease revenues coupled with an expanded volume of business that should result in greater volume discounts from our suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing cost per unit and increasing gross margin per unit.

In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margin.

5.	Priority: Increase our cash flow from operations.

Quarter Ended September 2009 Result: For the quarter ended September 30, 2009 we had cash used by operations of $9.5 million compared to $47.9 million of cash provided by operations in the prior year, for a change of $57.4 million. The net cash used by operations for the quarter ended September 30, 2009 reflects higher net income which was more than offset by higher total accounts and notes receivable from a greater percentage of shipments late in the quarter and long term financing being provided to select customers, coupled with inventory increasing primarily from the advance purchase of computer chips used in many of our games. In the September 2009 quarter we also had increases in prepaid royalty advances due to new contracts entered into for licensed brands and prepaid income taxes as a result of the significant stock option exercise activity. In addition, in our cash flows from investing activities we made continued improvement in our management of the capital deployed in our gaming operations business. The installed footprint of participation gaming machines at September 30, 2009 increased 721 units or 7.5% over September 30, 2008, while during the September 2009 quarter our investment in gaming operations equipment totaled $10.6 million, compared to the $13.5 million invested in the prior year quarter. Our total cash, cash equivalents and restricted cash as of September 30, 2009, rose 0.3% to $155.2 million from $154.7 million as of June 30, 2009.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions that can extend our international presence, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the quarter ended September 30, 2009, our research and development spending increased $4.5 million over the prior year. We spent $11.6 million in property, plant and equipment, $10.6 million on additions to gaming operations equipment and $1.4 million to acquire or license long-term intangible and other assets. We did not fund any common share repurchases in the September 2009 quarter, but we did use $0.7 million in cash to induce three holders of our 2.75% Convertible Subordinated Notes (“Notes”) due July 15, 2010 to early convert $79.4 million of the Notes into common shares.

NG

We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server or servers in the casino data center. Once the gaming machines are connected to the server-enabled network, new applications, game functionality, and system-wide features can be enabled on the gaming machines. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2010 leading up to the launch of our WAGE-NET™ NG system in mid-fiscal 2010.

Our vision for NG expands on the basic functionality of downloadable games, remote configuration of betting denominations and central determination of game outcomes, and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe NG will permit game play to be communal among many players. We also expect that with networked gaming machines we will be able to offer system wide features and game functionality along with applications that add value to casino operators’ operations. We will continue NG development, working with our competitors and customers to ensure the future is powered by an open architecture approach where games, networks, servers and software from multiple suppliers are compatible with each other through the use of industry standard communication protocols.

Our path to the NG marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of NG systems. Fiscal 2007 was highlighted by the successful launch of our Community Gaming® participation product line, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of games, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform, which is also the basis for our server-enabled Bluebird2 gaming machines that we launched in the December 2008 quarter. CPU-NXT2 also drives our Transmissive Reels® participation product line and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion participation product line. We combined an interactive see-through liquid crystal display (“LCD”) with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the NG slot floor. We launched Adaptive Gaming® , another key component to our NG technology in July 2008. We conducted a soft launch of our new server-ready Bluebird2 gaming machines in the September 2008 quarter with the commercial launch beginning in the December 2008 quarter. At the G2E® trade show in November 2008 and the IGE trade show in January 2009, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 gaming machines using the CPU-NXT2 operating system and new games with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association (“GSA”): G2S® and S2S®.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology Inc. (“IGT”). This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG infrastructures. In May 2008, we received GLI approval on the first-point release of our WAGE-NET NG system, incorporating GSA communication standards and basic NG functionality, which as part of a technical beta test was placed at a popular tribal casino. We received GLI approval for the second-point release of WAGE-NET in January 2009 which is in a technical beta test at a popular casino on the East Coast and is also in a technical beta test in a Gulfport, Mississippi casino. In July 2008, we received approval for the first-point release of WAGE-NET from the Nevada gaming regulators and began a field trial at a popular Las Vegas strip casino. In December 2008, after successful completion of the field trial, we obtained the approval by the Nevada Gaming Commission of the first generation WAGE-NET system, including the remote configuration and downloadable applications. This version of WAGE-NET is GSA compliant, demonstrates our total commitment to support open architecture and standards-based protocols that our casino customers want and should expect. We further refined WAGE-NET with additional features and functionality in another point release of the software which is now on field trial in a popular Las Vegas casino as we move forward toward the expected regulatory approval of the commercialized version of the WAGE-NET system in mid-fiscal 2010.

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. As of September 30, 2009, we had approximately $150 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the quarter ended September 30, 2009 we did not repurchase any shares. During the quarter ended September 30, 2008 we purchased 322,645 shares for approximately $9.6 million including amounts accrued at September 30, 2008 at an average cost of $29.80 per share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, “Revenue Recognition” (“Topic 605”), or FASB ASC 985, “Software” (“Topic 985”).

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

Product Sales

We sell gaming machines and VLTs typically with payment terms of 30 to 90 days. In certain circumstances we offer extended payment terms typically for up to one year but in limited cases up to three years, which obligation may be secured by the related gaming machines and may accrue interest recognized at market rates. In fiscal 2009, due to the slowing economy and credit availability challenges our customers experienced, we implemented a program to increase the amount of financing terms offered to select customers. We expect to continue this program throughout fiscal 2010. Revenues are reported net of incentive rebates or discounts. We annually investigate sales contracts with extended payment terms in excess of one year to determine if there is sufficient history to prove assurance of collectibility under the original sales contract payment terms. Based upon this investigation, we have concluded that adequate supporting historical documentation exists to conclude collectibility is probable for sales contracts with extended payment terms of 36 months or less. Our product sales contracts do not include specific performance, cancellation, termination, and refund type provisions.

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

For WAP leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine or a combination of a fixed daily fee and a percentage of coin-in. Participating casinos pay a percentage of the coin-in from WAP gaming machines directly to us for services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems and to administer the progressive jackpot funding. Revenues are recognized as earned when collectibility is reasonably assured. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties within a single gaming jurisdiction which are connected to our central WAP computer system via a network of communications equipment. WAP system gaming machines differ from non-linked gaming machines in that they build a progressive jackpot with every wager until a player hits the top award winning combination. We fund WAP progressive jackpots won by casino patrons.

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

Casino-owned daily fee game lease agreements are for a fixed daily fee per day. Casino-owned daily fee games are games for which we sell the base gaming machine without a game theme to the casino at a normal sales price excluding the game theme and earn a normal product sales gross profit and then earn a lower ongoing daily fee from leasing the top box and game theme to the casino. All components or elements of the arrangement are delivered at the time of physical delivery of the gaming machine and we have no further obligation to refresh or change the game theme. Revenue recognized for casino-owned daily fee game lease arrangements is not material to our Consolidated Financial Statements. We exclude casino-owned daily fee games from our installed base of participation gaming machines.

VLTs may be operated as stand-alone units or may interface with central monitoring systems operated by government agencies. Our leased VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our lease revenues are based on a fixed percentage of the daily net win of the VLTs or a fixed daily rate. We exclude our leased VLTs from our installed base of participation gaming machines.

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

Recent Updates to Topics 605 and 985

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our fiscal 2010 year. While the adoption of these two ASU’s changed our revenue recognition policies beginning in fiscal 2010, the impact on our Consolidated Financial Statements was not significant to either the quarter ended September 30, 2009, or had these ASU’s been applied retroactively, to the fiscal years ended June 30, 2009, 2008 or 2007, as we had vendor specific objective evidence (“VSOE”) for all elements of our multiple deliverable arrangements.

ASU No. 2009-13 amends Topic 605 to provide that if VSOE or third party evidence (“TPE”) of selling price for an undelivered item in a multiple deliverable arrangement is not determinable, an entity may use the estimated selling price (“ESP”) of the undelivered component to allocate revenue between the elements of a multiple deliverable arrangement, as long as the arrangement is not subject to other accounting guidance. It further states that ESP shall be established consistent with the objective of determining VSOE, that is, ESP is the price at which the entity would sell the item if the undelivered item were sold regularly on a standalone basis. It also advises that the selling entity must also consider market conditions as well as entity-specific factors when estimating the selling price, including discounts offered from list price. In the September 2009 quarter, we used VSOE to value all elements in our multiple deliverable arrangements and did not use either TPE or ESP. Once revenues under a multiple deliverable arrangement are allocated to the separate components of the arrangement and we defer revenue recognition on the undelivered components, we must still establish VSOE, TPE or ESP on all undelivered components before recognizing any revenue on any subsequently delivered component of the arrangement. If we cannot objectively determine the VSOE, TPE or ESP for any undelivered units of accounting included in a multiple deliverable arrangement, all revenues are deferred until all of the items are delivered and the other criteria listed above have been satisfied, or until the VSOE, TPE or ESP can objectively be determined for any remaining undelivered units of accounting.

ASU No. 2009-14 amends Topic 985 to provide that tangible products containing both software components and non-software components that function together to deliver the product’s essential functionality would not be considered software deliverables and therefore would be excluded from the scope of Topic 985. We determined that our Bluebird2 gaming machines, which contain software components (such as an operating system, game theme and third-party firmware) and hardware components function together to deliver the gaming machine’s essential functionality and, are not separate or non-essential software deliverables as defined under Topic 985. Prior to July 1, 2009 we applied Topic 985 to sales of certain of our products, specifically Bluebird2 gaming machines and revenues generated from the sales of gaming related systems by our subsidiary Systems in Progress GmbH (“SiP”). Effective July 1, 2009, with the adoption of ASU No. 2009-14, we no longer apply Topic 985 to our Bluebird2 gaming machine sales.

Prior to July, 1 2009, when multiple product deliverables were included under a sales contract, we allocated revenue to each unit of accounting based upon its respective fair value against the total contract value and deferred revenue recognition on those deliverables where we did not meet all of the requirements of revenue recognition. We allocated revenue to each unit of accounting, which typically consisted of gaming machines and additional game themes the customer can receive in the future, based on fair value as determined by VSOE. VSOE of fair value for all elements of a multiple deliverable arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually.

Effective July 1, 2009, with the adoption of the ASU’s disclosed above, we may use TPE or ESP to allocate revenue under a multiple deliverable arrangement, including arrangements that have either or both hardware and software deliverables, when VSOE is not available. Both TPE and ESP for all elements of a multiple deliverable arrangement will be based upon the normal pricing and discounting practices for those products and services when sold individually. The effect of changes in TPE or ESP or the method or assumptions used to determine selling price for a specific unit of accounting are not expected to have a significant effect on the allocation of multiple deliverable arrangement consideration. These new revenue recognition standards will have more of a revenue impact when we launch our networked gaming system and related software applications in future quarters in fiscal 2010 and execute multiple deliverable arrangements that have hardware and software deliverables.

Effective July 1, 2009, Topic 985 primarily effects our SiP revenues and will impact future revenues in a networked gaming (“NG”) environment because SiP and future NG revenues derived from computer software applications and systems to be sold or leased. As we begin to commercialize NG software applications through multiple deliverable arrangements in future quarters in fiscal 2010, the application of Topic 985 will allow us to allocate revenues in a multiple deliverable arrangement using either TPE or ESP, but still require us to obtain VSOE for each undelivered NG software application in a multiple deliverable arrangement before revenue can be recognized on the subsequent delivery of a software application that is part of the multiple deliverable arrangement. The establishment of VSOE for the software applications and systems may delay the recognition of revenue and increase deferred revenues and deferred costs. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server in the casino data center.

For a description of our other critical accounting policies and estimates, refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. We have discussed the development, selection and disclosure of our critical accounting policies and estimation with the Audit Committee of our Board of Directors. Other than described above, we have not made any changes relating to the application of these policies during the three months ended September 30, 2009.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for a new jurisdiction. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2010. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators. This information should be read in conjunction with our Condensed Consolidated Statements of Income (in millions, except unit and per share data):

	Three Months Ended September 30,		Increase (Decrease)		Percent Increase (Decrease)
	2009	2008
Product Sales Revenues
New unit sales revenues	$73.1	$73.2	$(0.1)		(0.1)%
Other product sales revenues	15.7	14.0	1.7		12.1

Total product sales revenues	$88.8	$87.2	$1.6		1.8

New units sold	4,851	5,492	(641)		(11.7)
Average sales price per new unit	$15,062	$13,331	$1,731		13.0
Gross profit on product sales revenues(1)	$47.0	$43.7	$3.3		7.6
Gross margin on product sales revenues(1)	52.9%	50.1%	280	bp	5.6

Gaming Operations Revenues
Participation revenues	$72.7	$59.4	$13.3		22.4
Other gaming operations revenues	3.8	4.8	(1.0)		(20.8)

Total gaming operations revenues	$76.5	$64.2	$12.3		19.2

WAP gaming machines at period end	2,897	1,946	951		48.9
LAP gaming machines at period end	2,270	2,162	108		5.0
Stand-alone gaming machines at period end	5,170	5,508	(338)		(6.1)

Total installed participation base at period end	10,337	9,616	721		7.5

Average participation installed base	10,237	9,394	843		9.0
Average revenue per day per participation machine	$77.23	$68.75	$8.48		12.3

Installed casino-owned daily fee games at period end	406	792	(386)		(48.7)
Average casino-owned daily fee games installed base	460	788	(328)		(41.6)

Gross profit on gaming operations revenues(1)	$62.3	$51.9	$10.4		20.0
Gross margin on gaming operations revenues(1)	81.4%	80.8%	60	bp	0.7

Total revenues	$165.3	$151.4	$13.9		9.2
Total gross profit(1)	$109.3	$95.6	$13.7		14.3
Total gross margin(1)	66.1%	63.1%	300	bp	4.8
Total operating income	$31.5	$24.3	$7.2		29.6
Total operating margin	19.1%	16.1%	300	bp	18.6

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for quarter ended September 2009 increased 9.2% or $13.9 million, over the September 2008 quarter, reflecting:

➢	A $0.1 million, or 0.1%, decrease in new unit sales revenue as a result of:

➢	A 641 unit, or 11.7%, decrease in new units sold as:

•

New units sold in the United States and Canada totaled 2,957 units, a decrease of 12.6%, due to lower industry demand resulting from the slow economy and our customers’ lower capital budgets in calendar 2009;

•

International new units sold decreased 10.2% from the prior year to 1,894 units, reflecting economic challenges and tightening credit markets across some of the international regions, principally the Western European markets; and

•	Sales of mechanical reel products totaled 1,537 units, or approximately 31.7% of total new units sold compared to 29.1% of units sold in the prior year.

➢

A 13.0% increase in the average selling price of new gaming machines to a record $15,062, principally reflecting the greater sales mix of premium-priced products, which included the sale of more than 3,300 Bluebird2 gaming machines, representing approximately 69% of our total new unit sales compared to only 622 Bluebird2 gaming machines sold upon the soft launch of the product in the September 2008 quarter.

➢

A $1.7 million, or 12.1%, increase in other product sales revenues, reflecting higher sales of lower-margin used gaming machines and parts sales and higher SiP revenues, partially offset by a slight decrease in game conversion revenues:

➢	We sold over 1,500 used gaming machines during the September 2009 quarter, compared to under 1,000 used gaming machines in the prior year period; and

➢

We earned revenue on approximately 2,600 game conversion kits in the September 2009 quarter, compared to 2,400 game conversion kits in the prior year period, and the average selling price achieved was lower than in fiscal 2008.

➢	A $13.3 million, or 22.4%, growth in participation revenues due primarily to:

➢

A 9.0% increase, or 843 units, in the average installed base of participation gaming machines in the September 2009 quarter driven by the growth in our WAP and LAP gaming machines. The stand-alone installed base decreased by 338 units primarily due to certain game series coming to the end of their life cycle. The LAP units in the installed base as of September 30, 2009 increased by 108 units compared to the prior year period. The WAP units in the installed base at September 30, 2009 was 48.9% or 951 units higher than at September 30, 2008, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels product lines. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 28.0% and 20.2% of the installed base at September 30, 2009 and 2008, respectively; and

➢

Overall average revenue per day increased by $8.48, or 12.3%, principally reflecting favorable player response to the new games for our four innovative participation product lines and our active program to relocate low-performing participation gaming machines to casinos where we expect higher performance.

➢

A $1.0 million, or 20.8%, decrease in other gaming operations revenues as we experienced lower royalty revenues as a result of license agreements for certain markets coming to the end of the license term and us electing to not renew such agreements so we can directly enter these markets, such as Class II and Australia.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 14.3%, or $13.7 million, to $109.3 million for the quarter ended September 2009 from $95.6 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $6.1 million and $5.1 million in the quarter ended September 2009 and 2008, respectively, in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 52.9% for the September 2009 quarter, compared to 50.1% for the prior year period. Gross margin for fiscal 2009 reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with a higher average selling price due to greater sales of premium gaming machines, including our new Bluebird2 platform and $1.8 million in lower excess and obsolete inventory charges, partially offset by a lower volume of business and a higher amount of lower margin used games and parts sales business.

➢

Gross margin on gaming operations revenues was 81.4% in the three months ended September 2009, compared to 80.8% from the prior year quarter, reflecting favorable WAP jackpot expense experience and the positive influence of the higher revenue per day from our high performing Community Gaming, Sensory Immersion, Transmissive Reels and Adaptive Gaming games, partially offset by the greater number of WAP gaming machines, which have a lower gross margin, in the installed base.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended September 30,
	2009		2008		Increase
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$26.5	16.0%	$22.0	14.5%	$4.5	20.5%
Selling and administrative	34.0	20.6	32.2	21.3	1.8	5.6
Depreciation	17.3	10.5	17.1	11.3	0.2	1.2

Total operating expenses	$77.8	47.1%	$71.3	47.1%	$6.5	9.1%

Research and development expenses increased 20.5% to $26.5 million in the September 2009 quarter, compared to $22.0 million in the prior year quarter. The year-over-year increase reflects:

➢	our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

higher costs to accelerate new systems and enterprise-wide system applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the launch of NG systems in mid-fiscal 2010; and

➢

increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above and higher performance-based incentive costs associated with improved operating performance.

Selling and administrative expenses increased 5.6%, or $1.8 million, to $34.0 million in the September 2009 quarter compared to $32.2 million in the prior year period. Selling and administrative expenses as a percentage of revenues decreased 70 basis points. The year-over-year change includes:

➢

increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and higher performance based incentive costs associated with improved operating performance, partially offset by:

➢	a reduction in bad debt expense to $0.6 million in the September 30, 2009 quarter from $1.6 million in the prior year quarter.

Depreciation expense increased slightly by $0.2 million to $17.3 million in the quarter ended September 2009 compared to $17.1 million in the prior year period. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation gaming machine placements, coupled with a greater number of participation gaming machines having been depreciated to their residual value.

Operating Income and Operating Margin

Our operating income increased by $7.2 million or 29.6% in the September 2009 quarter on a 9.2% increase in total revenues. For the quarter ended September 2009 our operating margin of 19.1% represented a 300 basis point increase over the 16.1% operating margin achieved in the prior year period. This improvement was achieved by the improvements in both product sales and gaming operations gross margins, coupled with higher-margin gaming operations accounting for 46.3% of total revenues in the quarter ended September 2009 compared to 42.4% in the prior year period.

Interest Expense

We incurred interest expense of $2.0 million and $0.9 million for the quarters ended September 2009 and 2008 respectively. The 2009 period includes approximately $1.1 million of expenses related to the inducement costs and proportional write-off of deferred financing costs related to the early conversion by three holders of $79.4 million of our Notes. On October 2, 2009, another holder early converted an additional $25.7 million of Notes to common shares. This will result in a charge in the December 2009 quarter of $0.3 million related to the inducement costs and proportional write-off of deferred financing costs. As a result of the early conversion of the $105.1 million of Notes, our interest expense will be lower by $0.7 million in each of the remaining quarters of fiscal 2010.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net increased by $0.9 million to $1.9 million for the quarter ended September 2009 compared to $1.0 million for the prior year period, primarily due to the interest arising from a greater amount of extended payment term financing as long-term notes receivable.

Income Taxes

The estimated effective income tax rates were approximately 36.9% and 35.7% for the quarters ended September 2009 and 2008 respectively. In early October 2008, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008 and will continue through calendar year 2009. As the research and development tax legislation is expected to expire on December 31, 2009, we expect our effective income tax rate for fiscal 2010 and 2011 to be approximately 37% assuming the applicable governments do not change statutory tax rates for those periods.

The September 2009 quarter estimated effective tax rate reflects;

➢	Increased income over fiscal 2008;

➢	Increased impact of permanent tax items in the first quarter, partially offset by;

➢	The impact of the research and development tax credit thru December 31, 2009.

The September 2008 quarter estimated effective tax rate reflects:

➢	Increased income over fiscal 2007;

➢	Higher domestic manufacturing deduction and:

➢	No impact for the research and development tax credit.

Earnings Per Share

Diluted earnings per share increased 25.9% on a 9.2% increase in revenues to $0.34 for the quarter ended September 2009 from $0.27 for prior year period. The increase in earnings per share is attributable to increased net income for the quarter. Our diluted earnings per share in the September 2009 quarter include the impact of the early conversion of $79.4 million of debt into our common stock which resulted in a charge of $0.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The financial market crisis disrupted credit and equity markets worldwide and led to a weakened global economic environment beginning in 2008. The affect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our industry with some gaming operators delaying or canceling construction projects, coupled with many customers reducing their annual capital budgets for calendar 2009.

Our cash flow from operations is largely dependent on our profitability and the amount of working capital necessary to support our revenue base. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue and profitability increase or decrease, and the increase or decrease in working capital. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash flow from operations, and, if necessary, proceeds from our amended and restated revolving credit facility, additional borrowings or additional equity offerings. We utilize these sources to fund investments in property, plant and equipment, gaming operations equipment and agreements to license or acquire third-party brands, intellectual properties or technologies that we have not developed internally. Also, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost- effective capital structure consistent with our anticipated capital requirements. With the ongoing uncertainty in the credit and capital markets, there can be no assurance that other sources of capital will be available to us on acceptable terms or at all. Based on past performance and current expectation, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, debt service, and other liquidity requirements associated with our existing operations into the foreseeable future.

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our amended and restated revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions):

			Increase / (Decrease)
	September 30, 2009	June 30, 2009	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$155.2	$154.7	$0.5	0.3%
Total current assets(A)	474.5	450.0	24.5	5.4
Total assets	888.0	856.0	32.0	3.7
Total current liabilities(B)	86.3	115.7	(29.4)	(25.4)
Long-term debt	35.6	115.0	(79.4)	(69.0)
Stockholders’ equity	732.2	591.4	140.8	23.8
Net working capital (A) – (B)	388.2	334.3	53.9	16.1

(1)

Pursuant to various state gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents, and restricted cash includes restricted cash of $16.9 million and $19.0 million as of September 30, 2009 and June 30, 2009, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $53.9 million from June 30, 2009, and was primarily affected by the following components:

➢	An increase in cash, cash equivalents and restricted cash of $0.5 million due primarily to our increased profitability, controlled capital investing offset by increased working capital needs;

➢

A decrease in total current accounts and notes receivable, net, of $3.6 million or 1.7%, to $210.6 million compared to $214.2 million at June 30, 2009, reflecting the impact of lower product sales revenues in the September 2009 quarter compared to the June 2009 quarter, and improved collection efforts to reduce aged accounts receivable, partially offset by an effort launched in fiscal 2009 to expand the amount of financing terms provided to customers given the downturn in the economy. Our days sales outstanding for current and long-term account and notes receivable were 109 days at September 30, 2009 compared to 119 days at June 30, 2009;

➢

An increase in inventories of $9.4 million or 21.8% to $52.5 million from $43.1 million at June 30, 2009 due to an advanced purchase of a computer chip that is used in all of our Bluebird2 gaming machines. Inventory turns were 3.8x at September 30, 2009 compared to 4.2x at June 30, 2009;

➢

An increase in other current assets of $18.2 million or 47.9% to $56.2 million due to prepaid income taxes related to the significant amount of stock option exercise activity in the September 2009 quarter, an increase in prepaid royalty advances due to new brand licensing contracts entered into during the quarter and higher deferred income tax assets; and

➢	A decrease in current liabilities of $29.4 million or 25.4% to $86.3 million due to timing of payments due.

We believe that total cash, cash equivalents and restricted cash of $155.2 million at September 30, 2009, inclusive of $16.9 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to license or acquire brands, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the current fiscal year. We take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain challenging. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines, and customer base. We will cautiously deploy our capital to preserve maximum flexibility. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our recently expanded $150 million revolving credit facility through September 30, 2012.

Of our $155.2 million of total cash, cash equivalents and restricted cash at September 30, 2009, approximately $90.5 million is invested in various money market funds. Prior to September 18, 2009 the banking institutions that sponsor these money market funds had previously elected to participate in the Temporary Guarantee Program for U.S. Money Market Funds sponsored by the U.S.

Treasury which guaranteed the amount invested in these money market funds at September 19, 2008 though the program end on September 18, 2009. Our remaining $64.7 million of cash, cash equivalents and restricted cash is primarily cash held at various banking institutions. Approximately $5.4 million is held in cash accounts at international bank institutions and the remaining $59.3 million is primarily held in non-interest-bearing accounts at JPMorgan Chase and Bank of America. Subsequent to September 30, 2009, we transferred $19.3 million of cash to two of the new banks in our amended and restated revolving credit facility, KeyBank and Comerica, to be held in non-interest bearing accounts.

Late in calendar 2008, the Federal Deposit Insurance Corporation approved a final rule to strengthen the agency’s Temporary Liquidity Guarantee Program. This program guarantees newly issued senior unsecured debt of banks, thrifts, and certain holding companies, and provides full coverage of non-interest bearing deposit transaction accounts. At September 30, 2009, the $59.3 million in non-interest bearing accounts at JPMorgan Chase and Bank of America are invested to participate in this program. Under this program, participating institutions will be able to provide customers full coverage on non-interest bearing accounts, which currently will be in effect until the end of calendar 2009.

As described in Note 11, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $104.1 million not recorded in our Condensed Consolidated Balance Sheets.

Convertible Subordinated Notes

On September 28, 2009, we issued approximately 6.0 million shares of our common stock $0.50 par value per share, upon early conversion to common stock of $79.4 million principal amount of our Notes, or approximately 70% of our outstanding Notes, by three holders of Notes. In connection with the conversion of the $79.4 million principal amount of the Notes, we paid the holders an aggregate of $1.1 million of cash consisting of $0.4 million interest earned through September 28, 2009 and $0.7 million as the inducement to convert the Notes early, which is less than the discounted present value of the remaining approximately $1.7 million of interest that would be earned on the Notes through maturity in July 2010. The impact of these transactions resulted in a charge of $0.02 per diluted share in the September 2009 quarter, consisting of the $0.7 million inducement payment coupled with a non-cash charge of approximately $0.4 million to write-off of the remaining proportional deferred financing costs related to the Notes. As a result of the conversion of the Notes into common stock, our long-term debt decreased by $79.4 million and common stock and additional-paid-in-capital increased by an aggregate of $79.4 million.

At September 30, 2009, we had approximately $35.6 million remaining Notes outstanding, bearing interest at 2.75% maturing on July 15, 2010. The remaining Notes are exchangeable at any time into an aggregate of 2.7 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The Notes are subordinated in right of payment to all existing and future senior debt and are effectively subordinated to all of the indebtedness and liabilities of our subsidiaries. The Notes are not callable. We pay interest on the Notes semi-annually on January 15 and July 15 of each year. The conversion of the Notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and such conversion would reduce our annual interest expense. Our Notes are conventional convertible debt instruments in which the holder may only realize the value of the conversion option by exercising the option and receiving a fixed number of shares of our common stock.

As of September 30, 2009, the fair value of the convertible subordinated Notes was $120.2 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted. We have classified our Notes outstanding at September 30, 2009 as a long-term liability because we have the ability and intent to refinance them under the amended and restated revolving credit agreement we entered into on September 25, 2009.

On October 2, 2009, we issued an additional 1.9 million shares of our common stock, $0.50 par value per share, upon early conversion to common stock of another $25.7 million principal amount of our Notes from one Note holder. In connection with the conversion of the $25.7 million principal amount of the Notes, we paid the holder an aggregate of approximately $0.4 million in cash consisting of approximately $0.2 million of interest earned through October 2, 2009 and approximately $0.2 million as an inducement to convert the Notes early. We expect this transaction to result in a charge in our quarter ending December 31, 2009 consisting of the $0.2 million inducement payment coupled with a non-cash charge of approximately $0.1 million to write-off the remaining proportional deferred financing costs related to the converted Notes. As of October 2, 2009, we have $9.9 million of Notes outstanding.

Revolving Credit Facility

On September 25, 2009, we entered into an amended and restated revolving credit agreement with a group of five banks. The amended and restated revolving credit agreement provides for borrowings up to $150 million through September 30, 2012, with the ability to expand the facility to $200 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.25x through December 31, 2010, and 3.0x thereafter, and is computed as total debt outstanding at the end of each quarter divided by the trailing twelve months earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges (“EBITDA”) as defined in the agreement. The minimum interest coverage ratio is currently 2.5x and is computed as trailing twelve months EBITDA divided by trailing twelve months interest charges as defined in the revolving credit agreement.

The agreement also defines permitted restricted payments related to cash dividends and cash repurchases of our common stock and at September 30, 2009, approximately $146.5 million was available for such purposes. The agreement also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions we can enter into or incur. No amounts were outstanding under the amended and restated revolving credit facility at September 30, 2009.

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. As of September 30, 2009, we had approximately $150 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. During the quarter ended September 30, 2009 we did not repurchase any shares. During the quarter ended September 30, 2008 we purchased 322,645 shares for approximately $9.6 million including amounts accrued at September 30, 2008 at an average cost or $29.80 per share.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	September 30, 2009	September 30, 2008	Change
Net cash provided by (used in):
Operating activities	$(9.5)	$47.9	$(57.4)
Investing activities	(23.6)	(26.0)	2.4
Financing activities	35.5	(12.5)	48.0
Effect of exchange rates on cash and cash equivalents	0.2	(0.7)	0.9

Net increase in cash and cash equivalents	$2.6	$8.7	$(6.1)

Operating activities: The $57.4 million decrease in cash provided by operating activities in the quarter ended September 2009 compared to the quarter ended September 2008 year resulted from:

➢

A positive impact from the $4.1 million increase in net income, combined with a $1.2 million increase in amortization of intangible and other assets, a $0.2 million increase in depreciation, a $1.4 million increase in share-based compensation and a $1.0 million increase in deferred income taxes, more than offset by;

➢	A $2.9 million negative impact from lower other non-cash expenses;

➢	An $11.5 million negative impact from an increase in prepaid income taxes as a result of a higher amount of stock option exercises in the September 2009 quarter; and

➢

A $50.9 million negative impact from changes in operating assets and liabilities. This decrease is comprised of an incremental increase in inventory of $6.4 million, a $32.9 million incremental increase in total accounts and notes receivable as we granted a greater a number of longer-term financing options for select customers and a greater percentage of our quarterly shipments for the September 2009 quarter took place in the month of September than had occurred in the September 2008 quarter, a $5.4 million greater decrease in current liabilities, and a $6.2 million incremental net increase in other assets and liabilities.

Investing Activities: The $2.4 million decrease in cash used by investing activities for the quarter ended September 30, 2009 compared to the quarter ended September 2008 was primarily due to:

➢

A $2.9 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the quarter ended September 2009 to $10.6 million despite the 7.5% increase in the participation installed base due to better management of these assets. We expect that capital expenditures for gaming operations equipment will decrease slightly in fiscal 2010 and 2011, partially offset by;

➢

A $0.3 million increase in payments to acquire or license long-term intangible and other assets of $1.4 million in the quarter ended September 2009 as we identified additional items to license or acquire; and

➢

A $0.2 million increase in the amount invested in property, plant and equipment during the quarter ended September 2009 to $11.6 million, as we continue to invest in future expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase modestly in fiscal 2010 and 2011.

Financing Activities: The $48.0 million increase in cash provided by financing activities for the quarter ended September 2009 compared to the quarter ended September 2008 was primarily due to:

➢

A $36.9 million increase in cash received and tax benefits realized from exercised stock options. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options;

➢	No treasury stock repurchases in the September 2009 quarter compared to $13.4 million in the quarter ended September 2008, partially offset by;

➢	A $1.6 million increase in debt issuance cost to amend and restate our revolving credit facility; and

➢	A $0.7 million payment made as an inducement to the holders of our Notes to early convert them to our common stock.

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

Our contractual obligations have not changed materially, outside the ordinary course of business, since those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, except for the following:

➢

Reduction in our Notes from $115.0 million to $35.6 million as of September 30, 2009 ($9.9 million as of October 2, 2009) resulting from the early conversion of $105.1 million of the Notes to common stock as disclosed previously in this report. See Note 7, “Convertible Subordinated Notes and Revolving Credit Facility” and Note 13, “Subsequent Events.”

➢	Reduction in interest payments to $1.0 million as of September 30, 2009 ($0.3 million as October 2, 2009) related to the early conversion of the Notes.

➢	Reduction in non-cancelable raw material purchase orders to $9.5 million.

As of September 30, 2009, we had a liability for unrecognized income tax benefits of $7.3 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized income tax benefits. See Note 6, “Income Taxes” to our Condensed Consolidated Financial Statements.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2009, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 12, “Litigation,” to our Condensed Consolidated Financial Statements included herein.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of September 30, 2009, we were not aware of any obligations arising under these agreements that would require material payments.

Special Purpose Entities and Derivative Instruments

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock, equity based performance units and deferred stock units to our employees, officers, directors and consultants and warrants to a licensor, and we have issued the Notes.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at September 30, 2009.

WMS Licensor Arrangements

Our sales agreements that include software and intellectual property licensing arrangements provide a clause whereby we indemnify the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant cost due to the infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been accrued.

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

Performance Bonds

We have performance bonds outstanding of $1.5 million at September 30, 2009, to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include financial performance of our products.

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

There has been no material change in our assessment of the risk factors affecting our business since the presentation of risk factors described under Item 1A, “Risk Factors” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the Securities and Exchange Commission (the “Commission”).

You are advised to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports filed with the Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes. There have been no material changes in our assessment of sensitivity to market risk since those presented in our Annual Report on Form 10-K, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for the fiscal year ended June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the Commissions’ rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 1A.	RISK FACTORS

WMS is subject to risk and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A, “ Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the first quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs (1)
July 1, 2009 – July 31, 2009	—	$—	—	$74,522,853
August 1, 2009 – August 31, 2009	—	$—	—	$149,522,853
September 1, 2009 – September 30, 2009	—	$—	—	$149,522,853

Total	—	$—	—	$149,522,853

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 10-K”).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of State of the State of Delaware on February 25, 1998, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.3	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed on June 25, 2003.

10.1	$150 million Amended and Restated Credit Agreement (the “Restated Credit Agreement”), dated September 25, 2009, between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Securities Inc., as Joint Bookrunner and Joint Lead Arranger, Bank of America Securities LLC as Joint Bookrunner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent and Keybank National Association, as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on October 1, 2009.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: October 30, 2009	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: October 30, 2009	By:	/s/ John P. McNicholas Jr.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation of WMS dated February 17, 1987; Certificate of Amendment dated January 28, 1993; and Certificate of Correction dated May 4, 1994, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 1994 (the “1994 10-K”).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of WMS, as filed with the Secretary of State of the State of Delaware on February 25, 1998, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

3.3	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed on June 25, 2003.

10.1	$150 million Amended and Restated Credit Agreement (the “Restated Credit Agreement”), dated September 25, 2009, between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Securities Inc., as Joint Bookrunner and Joint Lead Arranger, Bank of America Securities LLC as Joint Bookrunner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent and Keybank National Association, as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on October 1, 2009.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.