Form 10-Q
period 2009-12-31
WMS INDUSTRIES INC /DE/
filed 2010-02-04
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,417,928 shares of common stock, $0.50 par value, were outstanding at January 29, 2010.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended December 31, 2009 and 2008

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
REVENUES:
Product sales	$113.1	$115.0	$201.9	$202.2
Gaming operations	75.8	63.4	152.3	127.6

Total revenues	188.9	178.4	354.2	329.8

COSTS AND EXPENSES:
Cost of product sales(1)	55.5	57.2	97.3	100.7
Cost of gaming operations(1)	15.3	11.6	29.5	23.9
Research and development	25.9	25.9	52.4	47.9
Selling and administrative	35.8	36.4	69.8	68.6
Depreciation (1)	16.9	17.0	34.2	34.1

Total costs and expenses	149.4	148.1	283.2	275.2

OPERATING INCOME	39.5	30.3	71.0	54.6

Interest expense	(0.5)	(1.3)	(2.5)	(2.2)
Interest income and other income and expense, net	1.2	4.9	3.1	5.9

Income before income taxes	40.2	33.9	71.6	58.3
Provision for income taxes	13.7	10.2	25.3	18.9

NET INCOME	$26.5	$23.7	$46.3	$39.4

Earnings per share:
Basic	$0.45	$0.48	$0.86	$0.79

Diluted	$0.44	$0.41	$0.77	$0.68

Weighted-average common shares:
Basic common stock outstanding	58.3	49.3	54.2	49.6

Diluted common stock and common stock equivalents	60.6	58.9	60.4	59.4

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:

Cost of product sales	$1.0	$1.0	$2.1	$1.9
Cost of gaming operations	$11.2	$13.3	$23.0	$26.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2009 and June 30, 2009

(in millions of U.S. dollars and millions of shares)

	December 31, 2009	June 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143.0	$135.7
Restricted cash and cash equivalents	16.4	19.0

Total cash, cash equivalents and restricted cash	159.4	154.7

Accounts and notes receivable, net	228.0	214.2
Inventories	57.3	43.1
Other current assets	56.1	38.0

Total current assets	500.8	450.0

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $232.1 and $211.3, respectively	64.6	68.0
Property, plant and equipment, net of accumulated depreciation of $84.6 and $73.9, respectively	172.3	158.8
Intangible assets, net	100.9	99.3
Deferred income tax assets	30.3	31.2
Other assets, net	50.2	48.7

Total non-current assets	418.3	406.0

TOTAL ASSETS	$919.1	$856.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48.0	$50.4
Accrued compensation and related benefits	14.7	27.9
Other accrued liabilities	37.8	37.4

Total current liabilities	100.5	115.7

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	18.3	17.8
Long-term debt	9.9	115.0
Other non-current liabilities	15.8	16.1

Total non-current liabilities	44.0	148.9

Commitments, contingencies and indemnifications (see Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (200.0 and 100.0 shares authorized and 59.0 and 51.0 shares issued, respectively)	29.5	25.5
Additional paid-in capital	418.4	311.9
Retained earnings	342.4	296.1
Accumulated other comprehensive income	3.5	3.3
Treasury stock, at cost (0.6 and 1.8 shares, respectively)	(19.2)	(45.4)

Total stockholders’ equity	774.6	591.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$919.1	$856.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2009 and 2008

(in millions of U.S. dollars)

(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46.3	$39.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	34.2	34.1
Amortization of intangible and other assets	11.2	8.5
Share-based compensation	9.9	8.5
Other non-cash items, primarily inventory reserves and bad debt expense	2.4	11.5
Deferred income taxes	0.4	(1.2)
Tax benefit from the exercise of stock options	(12.1)	(0.2)
Change in operating assets and liabilities	(54.5)	0.5

Net cash provided by operating activities	37.8	101.1

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(27.1)	(21.2)
Additions to gaming operations equipment	(19.8)	(28.1)
Payments to acquire or license intangible and other assets	(5.8)	(3.8)

Net cash used in investing activities	(52.7)	(53.1)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options and employee stock purchase plan	27.6	0.8
Tax benefit from exercise of stock options	12.1	0.2
Purchases of treasury stock	(15.0)	(30.5)
Proceeds from borrowings under revolving credit facility	—	25.0
Repayments of borrowings under revolving credit facility	—	(25.0)
Debt issuance costs	(1.7)	—
Other	(0.9)	—

Net cash provided by (used in) financing activities	22.1	(29.5)

Effect of Exchange Rates on Cash and Cash Equivalents	0.1	(1.5)

INCREASE IN CASH AND CASH EQUIVALENTS	7.3	17.0
CASH AND CASH EQUIVALENTS, beginning of period	135.7	100.8

CASH AND CASH EQUIVALENTS, end of period	$143.0	$117.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. This report includes subsequent events evaluated through the date of the Condensed Consolidated Financial Statements issuance on February 3, 2010. See Note 13, “Subsequent Events”.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for a new jurisdiction. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. For further information, refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

We have production facilities in the United States, with development and distribution offices located in the United States, Argentina, Australia, Austria, Canada, China, Italy, the Netherlands, South Africa, Spain, and the United Kingdom.

We market our gaming machines in two principal ways. First, product sales includes the sale of new and used gaming machines and VLTs, conversion kits, parts, amusement-with-prize gaming machines, equipment manufactured under original equipment manufacturing agreements to casinos and other gaming machine operators and gaming related systems for smaller international casino operators. Second, we license our game content and intellectual property to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

We are engaged in one business segment: the design, manufacture, and distribution of gaming machines (video and mechanical reel type) and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Condensed Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in our Condensed Consolidated Statements of Income and cost of gaming operations equipment and related accumulated depreciation included in our Condensed Consolidated Balance Sheets).

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

We recognize revenue when the product is delivered, acceptance terms have been fulfilled and the other criteria listed above are met. We defer revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

➢	each item has value to the customer on a stand-alone basis; and

➢	delivery of any undelivered item is considered probable and substantially in our control.

Product Sales

We sell gaming machines and VLTs typically with payment terms of 30 to 90 days. In certain circumstances, we offer extended payment terms typically for up to one year but in limited cases for longer terms up to three years, which obligation may be secured by the related gaming machines and may accrue interest recognized at market rates. In fiscal 2009, due to the slowing economy and credit availability challenges our customers experienced, we implemented a program to increase the amount of extended terms offered to select customers. We expect to continue this program throughout fiscal 2010. Revenues are reported net of incentive rebates, imputed interest or discounts. We annually investigate sales contracts with extended payment terms in excess of one year to determine if there is sufficient history to prove assurance of collectibility under the original sales contract payment terms. Based upon this investigation, we have concluded that adequate supporting historical documentation exists to conclude collectibility is probable for sales contracts with extended payment terms of 36 months or less. Our product sales contracts do not include specific performance, cancellation, termination, and refund type provisions.

Our services for initial gaming machine installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the associated product sales revenue is recognized. Labor costs for gaming machine installs and participation placements, as well as labor costs associated with performing routine maintenance on participation gaming machines are included in selling and administrative expenses. We accrue for the cost of installing gaming machines sold to our customers at the time of sale, based on the percent of such gaming machines that we expect to install for our customers. We capitalize the costs to install gaming operations equipment.

Gaming Operations

We earn gaming operations revenues from leasing gaming machines, VLTs and other leased equipment, and earn royalties from third parties under license agreements to use our game content and intellectual property.

For WAP leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine, or a combination of a fixed daily fee and a percentage of coin-in. Participating casinos pay a percentage of the coin-in from WAP gaming machines directly to us for services related to the design, assembly, installation, operation, maintenance, and marketing of the WAP systems and to administer the progressive jackpot funding. Revenues are recognized as earned when collectibility is reasonably assured. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties within a single gaming jurisdiction, which are connected to our central WAP computer system via a network of communications equipment. WAP system gaming machines differ from non-linked gaming machines in that they build a progressive jackpot with every wager until a player hits the top award winning combination. We fund WAP progressive jackpots won by casino patrons.

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

Casino-owned daily fee game lease agreements are for a fixed daily fee per day. Casino-owned daily fee games are games for which we sell the base gaming machine without a game theme to the casino at a normal sales price excluding the game theme, earn a normal product sales gross profit and then earn a lower ongoing daily fee from leasing the top box and game theme to the casino. All components or elements of the arrangement are delivered at the time of physical delivery of the gaming machine and we have no further obligation to refresh or change the game theme. Revenue recognized for casino-owned daily fee game lease arrangements is not material to our Condensed Consolidated Financial Statements. We exclude casino-owned daily fee games from our installed base of participation gaming machines.

VLTs may be operated as stand-alone units or may interface with central monitoring systems operated by government agencies. Our leased VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our lease revenues are based on a fixed percentage of daily net win of the VLTs or a fixed daily lease rate. We exclude our leased VLTs from our installed base of participation gaming machines.

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

Recent Updates to Topics 605 and 985

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our 2010 fiscal year. Accordingly, this guidance is being applied to all new or materially modified revenue arrangements entered into since the start of our fiscal year of adoption, which is July 1, 2009. While the adoption of these two ASU’s changed our revenue recognition policies beginning in fiscal 2010, the impact on our Condensed Consolidated Financial Statements was not significant to either the six months ended December 31, 2009, or had these ASU’s been applied retroactively, to the fiscal years ended June 30, 2009, 2008 or 2007, as we had vendor specific objective evidence (“VSOE”) for all elements of our multiple deliverable arrangements.

ASU No. 2009-13 replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements, by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services to determine a unit of accounting. Instead, revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables meet both of the following criteria:

➢	each item has value to the customer on a stand-alone basis; and

➢	delivery of any undelivered item is considered probable and substantially in our control.

ASU No 2009-13 also eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first VSOE then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”). In the September 2009 and December 2009 quarters, we used VSOE to value all elements in our multiple deliverable arrangements and did not use either TPE or ESP. These new revenue recognition standards will have more of a revenue impact when we launch our networked gaming system and related software applications in future quarters in fiscal 2010.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Prior to July 1, 2009, when multiple product deliverables were included under a sales arrangement, we allocated revenue to each unit of accounting based upon its respective fair value against the total contract value and deferred revenue recognition on those deliverables where we did not meet all of the requirements of revenue recognition. We allocated revenue to each unit of accounting, which typically consisted of gaming machines and additional game themes the customer can receive in the future, based on fair value as determined by VSOE. VSOE of fair value for all elements of a multiple deliverable arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually.

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and non software components that function together to deliver the product’s essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance in Topic 985 will no longer be accounted for as software. Prior to July 1, 2009, we had determined sales of certain of our products, specifically Bluebird®2 gaming machines and revenues generated from the sales of gaming related systems by our subsidiary Systems in Progress GmbH (“SiP”) included software that was “more than incidental” to the product as a whole and accordingly were accounted for under the scope of software revenue recognition guidance in Topic 985. Effective July 1, 2009, with the adoption of ASU No. 2009-14, we no longer apply software revenue recognition guidance from Topic 985 to our Bluebird2 gaming machine sales.

Effective July 1, 2009, Topic 985 primarily effects our SiP revenues and will impact future networked gaming (“NG”) revenues because SiP and future NG revenues are derived from computer software applications and systems to be sold or leased. As we begin to commercialize NG software applications through multiple deliverable arrangements in future quarters in fiscal 2010, the application of Topic 985 will require us to obtain VSOE for undelivered NG software applications in a multiple deliverable arrangement before revenue can be recognized on the subsequent delivery of a software application that is part of the multiple deliverable arrangement. This may delay the recognition of revenue and increase deferred revenues and deferred costs. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server in the casino data center.

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

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $5.6 million and $5.3 million for the three months ended December 31, 2009 and 2008 and $11.7 million and $10.3 million for the six months ended December 31, 2009 and 2008, respectively.

Fair Value Measurements

We apply the provisions of FASB ASC 820, “Fair Value Measurements” (“Topic 820”), to our financial assets and financial liabilities. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. The adoption of Topic 820 effective July 1, 2008 did not have a material impact on our consolidated financial statements.

Topic 820 describes three levels of inputs that may be used to measure fair value:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	Inputs to the valuation method include:

➢	Quoted prices for similar assets or liabilities in active markets;

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

➢	Quoted prices for identical or similar assets or liabilities in inactive markets;

➢	Inputs other than quoted prices that are observable for the asset or liability;

➢	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

➢	If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

As of December 31, 2009, the only assets subject to fair value measurement in accordance with Topic 820 were investments in various money market funds totaling approximately $79.5 million. These money market investments are included in our cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets and are considered level 1 securities valued at quoted market prices.

Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. On a quarterly basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. Bad debt expense for the three months ended December 31, 2009 and 2008 was $0.5 million and $2.0 million respectively. Bad debt expense for the six months ended December 31, 2009 and 2008 was $1.1 million and $3.6 million, respectively.

The following summarizes the components of current and long-term accounts and notes receivable, net;

	December 31, 2009	June 30, 2009
Current:
Accounts receivable	$90.8	$105.6
Notes receivable	140.7	112.6
Allowance for doubtful accounts	(3.5)	(4.0)

Current accounts and notes receivable, net	$228.0	$214.2

Long-term, included in Other assets, net:
Notes receivable	$39.9	$39.6
Allowance for doubtful accounts	(1.3)	(1.3)

Long-term notes receivable, net	$38.6	$38.3

Total accounts and notes receivable, net	$266.6	$252.5

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

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of December 31, 2009 and June 30, 2009 respectively, the fair value of the accounts and notes receivable, net, approximated the carrying value.

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

In June 2009, the FASB issued ASC 105 “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”, which establishes the Codification as the single source of authoritative US GAAP. This statement is effective for interim and annual statements issued after September 15, 2009 and has changed the way we reference accounting standards in this Form 10-Q and in future disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements”. As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our 2010 fiscal year and the adoption did not have a material impact on our Consolidated Financial Statements. See the “Revenue Recognition” section in Note 2 – “Principal Accounting Policies.”

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

3.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income	$26.5	$23.7	$46.3	$39.4
After tax interest expense and amortization of issuance cost on convertible subordinated notes	—	0.5	0.5	1.0

Diluted earnings (numerator)	$26.5	$24.2	$46.8	$40.4

Basic weighted average common shares outstanding	58.3	49.3	54.2	49.6
Dilutive effect of stock options	1.2	0.8	1.2	1.0
Dilutive effect of restricted common stock and warrants	0.3	0.1	0.4	0.1
Dilutive effect of convertible subordinated notes	0.8	8.7	4.6	8.7

Diluted weighted average common stock and common stock equivalents (denominator)	60.6	58.9	60.4	59.4

Basic earnings per share of common stock	$0.45	$0.48	$0.86	$0.79

Diluted earnings per share of common stock and common stock equivalents	$0.44	$0.41	$0.77	$0.68

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	0.9	2.5	1.0	1.9

Included in our anti-dilutive common stock equivalents for the three months and six months ended December 31, 2009 are warrants to purchase 500,000 shares, of our common stock, which are contingent upon future events that were issued to Hasbro Inc. and Hasbro International, Inc. These warrants are excluded from the calculation because the vesting criteria have not been met. See Note 12 – “Equity Compensation Plan – Warrants” to our Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

4.	INVENTORIES

Inventories consisted of the following:

	December 31, 2009	June 30, 2009
Raw materials and work-in-process	$40.1	$26.8
Finished goods	17.2	16.3

Total inventories	$57.3	$43.1

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $1.1 million and $5.9 million for three months ended December 31, 2009 and December 31, 2008, respectively and $1.3 million and $7.9 million for the six months ended December 31, 2009 and 2008, respectively. These charges are classified in cost of product sales in our Condensed Consolidated Statements of Income.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

5.	INTANGIBLE ASSETS

General

Intangible assets recorded on our Condensed Consolidated Balance Sheets consisted of the following:

	December 31, 2009	June 30, 2009
Goodwill	$20.2	$19.9
Finite lived intangible assets, net	90.7	88.3
Indefinite lived intangible assets	3.6	3.6
Less: royalty advances and licensed or acquired technologies, short-term	(13.6)	(12.5)

Total long-term intangible assets	$100.9	$99.3

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2009 include:

Goodwill balance at June 30, 2009	$19.9
Additions	—
Foreign currency translation adjustment	0.3

Goodwill balance at December 31, 2009	$20.2

Other Intangible Assets

Other intangible assets consisted of the following:

		December 31, 2009			June 30, 2009
	Useful Life (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1 -15	$86.2	$(51.7)	$34.5	$79.8	$(44.2)	$35.6
Licensed or acquired technologies	1- 15	47.6	(11.4)	36.2	42.6	(9.6)	33.0
Patents	4-17	22.4	(5.0)	17.4	20.9	(4.2)	16.7
Customer relationships	6	4.8	(2.8)	2.0	4.7	(2.3)	2.4
Trademarks	4	1.2	(0.6)	0.6	1.1	(0.5)	0.6

Total		$162.2	$(71.5)	$90.7	$149.1	$(60.8)	$88.3

Indefinite lived intangible assets:
Acquired brand names		$3.6	$—	$3.6	$3.6	$—	$3.6

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The following table summarizes cash additions to other intangible assets including amounts classified as current during the six months ended December 31, 2009:

Total Additions
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$6.4
Licensed or acquired technologies	5.0
Patents	1.5
Trademarks	0.1

Total	$13.0

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Amortization expense for our finite-lived intangible assets was $6.0 million and $3.6 million for the three months ended December 31, 2009 and 2008, respectively and $10.6 million and $6.6 million for the six months ended December 31, 2009 and 2008, respectively.

The estimated aggregate amortization expense for finite live intangible assets for each of the next five years is as follows:

2010 (remaining six months of fiscal year)	$7.0
2011	14.8
2012	9.5
2013	6.9
2014	4.6
2015	2.6

The estimated aggregate future intangible amortization as of December 31, 2009 does not reflect the significant commitments we have for future payments for royalty advances and licensed or acquired technologies. If we determine that we may not realize the net book value of any of the finite lived intangible assets or value of commitments, we would record an immediate charge against earnings up to the full amount of the value of these assets or commitments in the period in which such determination is made. See Note 11, “Commitments, Contingencies and Indemnifications” to the Condensed Consolidated Financial Statements and Notes thereto in this report.

6.	INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for income tax return purposes. The estimated effective income tax rate was approximately 34.1% and 30.1% for the three months ended December 31, 2009 and 2008, respectively and 35.3% and 32.4% for the six months ended December 31, 2009 and 2008, respectively.

As of December 31, 2009, we had $7.6 million of gross unrecognized tax benefits, excluding accrued interest and penalties of $0.9 million. Of the total unrecognized tax benefits, including accrued interest and penalties of $0.9 million, $8.2 million (net of the federal benefit) represents the portion that, if recognized, would impact the effective tax rate.

In the September 2008 quarter, the Internal Revenue Service began an audit of our U.S. federal income tax returns for fiscal years 2004 through 2007. In addition, we are currently under audit in a major state for the same years. As a result of these audits, it is reasonably possible that the total amount of the unrecognized income tax benefits will significantly change within fiscal 2010. At this time, we are unable to estimate the amount of the potential change. Approximately $5.5 million of unrecognized income tax benefits are currently subject to audits referred to above. At this time, we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We are no longer subject to any significant U.S. federal, state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

7.	CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At December 31, 2009, we had $9.9 million of Convertible Subordinated Notes (“Notes”) remaining outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The remaining Notes are convertible at any time into an aggregate of 0.8 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The Notes are not callable. We pay interest on the Notes semi-annually on January 15 and July 15 of each year. The conversion of the Notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense.

As of December 31, 2009, the fair value of the Notes was $30.1 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted. We have classified our Notes outstanding at December 31, 2009 as a long-term liability because we have the ability and intent to refinance them under the amended and restated revolving credit agreement we entered into on September 25, 2009.

During the three months ended December 31, 2009, we issued approximate 1.9 million shares of our common stock, $0.50 par value per share, upon early conversion to common stock of $25.7 million principal amount of our Notes by one Note holder. In connection with the conversion of the $25.7 million principal amount of the Notes, we paid the holder approximately $0.4 million in cash consisting of interest earned through October 2, 2009 and an inducement to convert the Notes. This transaction resulted in a pre-tax charge in our quarter ending December 31, 2009 consisting of the $0.3 million inducement payment coupled with a non-cash pre-tax charge of approximately $0.1 million to write-off the remaining proportional deferred financing costs related to the converted Notes.

Combined with the $79.4 million principal amount of Notes that converted to common stock on September 28, 2009, approximately $105.1 million or 90% of the outstanding Notes have been converted to date. The impact of the conversion of the $105.1 million of Notes to common stock resulted in an aggregate pre-tax charge of $0.9 million for the inducement payments in fiscal 2010 and the accelerated pre-tax write-off of the proportional deferred financing costs of $0.5 million. The total pre-tax charge in fiscal 2010 will be more than offset by savings from reduced interest payments through the remaining term of the Notes, resulting in a favorable pre-tax net benefit to fiscal 2010 net income of approximately $1.4 million. As a result of the conversion of the Notes during the six months ended December 31, 2009, our long-term debt has been reduced by $105.1 million and common stock and additional paid-in capital have increased by an aggregate of $105.1 million.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

On September 25, 2009, we entered into an amended and restated revolving credit agreement with a group of five banks. The amended and restated revolving credit agreement provides for borrowings up to $150 million through September 30, 2012 with the ability to expand the facility to $200 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.25x through December 31, 2010, and 3.0x thereafter, and is computed as total indebtedness outstanding at the end of each quarter divided by the trailing twelve months earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges (“Adjusted EBITDA”) as defined in the agreement. The minimum interest coverage ratio is currently 2.5x and is computed as trailing twelve months Adjusted EBITDA divided by trailing twelve months interest charges as defined in the revolving credit agreement.

The agreement also defines permitted restricted payments related to cash dividends, cash repurchases of our common stock and at December 31, 2009, approximately $143.6 million was available for such purposes. The agreement also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions we can enter into or incur. No amounts were outstanding under the amended and restated revolving credit facility at December 31, 2009. As of December 31, 2009, we maintained an aggregate cash balance of $19.3 million in non-interest bearing accounts with two of the new banks in our amended and restated revolving credit facility.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Whether or not we have current borrowings outstanding under our revolving credit facility, we are required to maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. We were in compliance with all of the negative covenants and financial ratios required by our revolving credit facility as of December 31, 2009.

8.	STOCKHOLDERS' EQUITY AND EQUITY COMPENSATION PLAN

General

Effective December 10, 2009 our stockholders voted to increase our authorized common stock to 200.0 million shares at $0.50 par value. Prior to that date, our authorized common stock was 100.0 million shares. Additionally, we have 5.0 million shares of $0.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by our Board of Directors.

On December 10, 2009, our stockholders approved the adoption of a restatement of the WMS Industries Inc. Incentive Plan (2009 Restatement) (the “2009 Restated Incentive Plan”) increasing the number of shares available for grant by 3.8 million.

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. During the six months ended December 31, 2009, we purchased 367,760 shares for approximately $15.0 million at an average cost of $40.78, while during the six months ended December 31, 2008 we purchased 1,033,356 shares for approximately $25.5 million at an average cost of $24.67 per share. As of December 31, 2009, we had approximately $135 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. At June 30, 2008, we had purchased approximately $5.0 million of our common stock which, was settled and paid in fiscal 2009. See Note 13, “Subsequent Events”.

Equity Compensation Plan

A summary of information with respect to share-based compensation expense included in our Condensed Consolidated Statements of Income for the six months ended December 31, 2009 and 2008 respectively are as follows:

	2009	2008
Cost of product sales	$0.1	$0.1
Research and development	3.3	2.6
Selling and administrative	6.5	5.8

Share-based compensation expense included in pre-tax income	9.9	8.5
Income tax benefit related to share-based compensation	(3.7)	(3.2)

Share-based compensation expense included in net income	$6.2	$5.3

Diluted earnings per share impact of share-based compensation expense	$0.10	$0.09

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Stock Options

For the six months ended December 2009, we granted stock options to certain of our employees. The number of options awarded to each person varied. For options granted in the six months ended December 2009, the range in fair value on the dates of grant was from $16.84 – $18.73 per share. We determined grant-date fair value of stock options based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 2.03% –2.29%; expected life between 4.5 – 4.75 years; expected volatility of 0.49; and 0.0% dividend yield. Stock option activity was as follows for the six months ended December 31, 2009:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2009	5.3	$22.37	5.4	$49.1
Granted	0.4	42.27
Exercised	(1.4)	18.72
Expired or Cancelled	—	—
Forfeited	(0.1)	30.14

Stock options outstanding at December 31, 2009	4.2	$25.30	5.3	$62.4

Stock options exercisable at December 31, 2009	2.4	$21.46	5.0	$44.5

(1)	Intrinsic value is defined as the amount by which the fair market value of the underlying stock exceeds the exercise price of a stock option.

Restricted Stock Awards Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors, which vest from a range of two to four years on the grant date anniversary. Restricted stock share and restricted stock unit activity was as follows for the six months ended December 31, 2009:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2009	0.3	$27.53
Granted	0.1	44.28
Vested	(0.1)	30.08

Nonvested balance at December 31, 2009	0.3	$29.65

	Restricted Stock Units (including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value(1)

Nonvested balance at June 30, 2009	0.3	$28.53
Granted	0.1	44.02
Vested	(0.1)	29.10

Nonvested balance at December 31, 2009	0.3	$34.29

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Equity-Based Performance Units

In September 2009, we granted equity-based performance units, which will vest upon achievement of performance goals set by our Board of Directors. The shares of stock ultimately issued to participants will be dependent upon the extent to which the financial performance goals over the three year period ended June 30, 2012 are achieved, if at all or exceeded, and can result in shares issued ranging from: (1) nothing to the extent certain minimum threshold goals are not met, (2) a percentage from 10% to 99% for the achievement and surpassing of the threshold goals up to but not including achievement of the target goals, (3) 100% of the granted amount if the target goals are met, to (4) a percentage more than 100% and up to 200% of the granted amount to the extent the target goals are exceeded. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. In August 2009, shares related to the equity-based performance units with a three-year measurement period ending June 30, 2009 were issued in accordance with the performance matrix approved at grant date in 2006. In accordance with the grant agreements, we issued shares of common stock equal to 73.3% of the number of units granted as adjusted for our three-for-two stock split in June 2007. Equity-based performance unit activity was as follows for the six months ended December 31, 2009:

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2009	0.4	$23.92
Granted	0.1	44.28
Vested	(0.1)	16.95
Forfeited	(0.1)	19.07

Nonvested balance at December 31, 2009	0.3	$34.21

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. For the six months ended December 31, 2009, 25,646 shares were purchased under this plan at an average cost of $36.32.

9.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Net income	$26.5	$23.7	$46.3	$39.4
Foreign currency translation adjustment	(1.7)	(2.2)	0.2	(6.6)

Total comprehensive income	$24.8	$21.5	$46.5	$32.8

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $0.4 million and $0.2 million for the six months ended December 31, 2009 and 2008, respectively.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

11.	COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

At December 31, 2009, we had total royalty and license fee advances and payments made and potential future royalty and license fee commitments as follows:

Minimum Commitments
Total royalty and license fee commitments	$235.5
Advances and payments made	(130.7)

Potential future payments	$104.8

As of December 31, 2009, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2010 (remaining six months of fiscal year)	$6.8
2011	14.2
2012	15.3
2013	15.9
2014	16.3
Thereafter	36.3

Total	$104.8

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2009, we were not aware of any obligations arising under indemnification agreements that would require material payments, except for the matter disclosed in Note 12, “Litigation.”

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of December 31, 2009, we were not aware of any obligations arising under these agreements that would require material payments.

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Performance Bonds

We have performance bonds outstanding of $1.7 million at December 31, 2009 to one customer related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at December 31, 2009.

WMS Licensor Arrangements

Our sales agreements that include software and intellectual property licensing arrangements contain a clause whereby we indemnify the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant cost due to the infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been accrued.

Self-Insurance

We are self-insured for various levels of general, umbrella, directors and officers, fiduciary, property, crime, workers’ compensation, electronic errors and omissions, employment practices and automobile collision insurance, as well as employee medical, dental, prescription drug and disability coverage. We purchase stop-loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and estimates of claims incurred but not reported.

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

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleges that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Spielo Manufacturing Inc., another manufacturer of VLTs, voluntarily intervened to support Loto-Quebec’s position. Class status was granted by the Court on May 6, 2002, authorizing Jean Brochu to act as the representative plaintiff. The class, which is currently undetermined, but potentially comprising more than 119,000 members, is requesting damages totaling almost $700 million Canadian dollars, plus interest. Loto-Quebec has advised that it has reached an agreement in principal with the class-action plaintiffs to settle the class action. The settlement is subject to court approval. It is too early to determine whether any further claim will be pursued by Loto-Quebec under the terms of our settlement agreement.

13.	SUBSEQUENT EVENTS

        From January 28, 2010 through February 3, 2010, we repurchased approximately 1% of our common shares outstanding, or 524,920 shares of our common stock in open market purchases for approximately $20.0 million at an average cost of $38.09 per share. As of February 3, 2010 we had approximately $115 million remaining of our repurchase authorization.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (“Form 10-K”). This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Cautionary Note” and Item 1A. “Risk Factors” in our Form 10-K. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment.

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

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Our products consist primarily of video gaming machines, mechanical reel gaming machines and VLTs. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. Later in fiscal 2010 we expect to provide fully networked business service solutions to our customers which are aimed at increasing the revenue generating capabilities and operational efficiency of casino gaming floors and that use industry standard communication protocols in order to be interoperable with our competitor’s systems.

We generate revenue in two principal ways: product sales and gaming operations, as further described below. The financial market crisis that began in 2008 has disrupted credit and equity markets worldwide and has led to a weakened global economic environment. The effect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our industry with some gaming operators delaying or canceling construction projects, coupled with many customers reducing their annual capital budgets for calendar 2009. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos. In anticipation of the further lengthening of the replacement cycle and in response to the challenging economic environment, we reduced the number of new employees we hired in fiscal 2009 and thus far in fiscal 2010, and took actions to contain non-payroll related spending. In fiscal 2010, we will remain focused on controlling spending and prioritizing capital expenditures and other discretionary items. The economic crisis lowered the number of new units we sold in fiscal 2009 and this continued in the first half of fiscal 2010. As the US and global economies continue to improve in calendar year 2010 we believe our industry will rebound with an improvement in the replacement cycle as capital budgets for casino’s are higher in calendar year 2010 than the prior calendar year.

We had expected that with our launch of the network gaming-enabled Bluebird2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level for the past few years. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. For fiscal 2009, Bluebird2 units accounted for 35% of our total new units shipped and with the continuing transition in the market to this new product, accounted for approximately 76% of new unit shipments in the six months ended December 2009. We believe that as the economy continues to improve, the capital budgets of our customers will increase, the replacement demand will improve, and we’ll also experience an increase in demand from casino expansions and new casino openings.

We believe several recent developments fueled by the challenging economic situation will benefit us in the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire and Massachusetts. The breadth and timing of these opportunities remains uncertain due to the political process in each of these jurisdictions as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. We are also focused on expanding our presence in the Class II and central determinant markets and the Mexico market as it moves to Class III style gaming, and entering the New South Wales, Australia market, as well as opportunities for new or expanded gaming in Italy, Singapore, Spain and Taiwan.

Product Sales

Product sales revenue includes the sale of new and used gaming machines and VLTs, parts, conversion kits (including game theme and/or operating system conversions), amusement-with-prize (“AWP”) gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2 and Orion Financement Company (“Orion Gaming”) Twinstar™ and Twinstar2-branded gaming machines;

➢	Mechanical reel-spinning gaming machines in our Bluebird and Bluebird2 branded gaming machines;

➢

Video poker machines in our Bluebird and Bluebird2 branded gaming machines, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base gaming machine without a game theme and then leases the top box and game theme for a lower lease price point;

➢	Replacement parts and conversion kits for our legacy, Bluebird, Bluebird2, Twinstar, Twinstar2 and AWP gaming machines, and CPU-NXT® and CPU-NXT2 upgrade kits;

➢	Used gaming machines that are acquired on a trade-in basis or that were previously placed on a participation basis;

➢	AWP gaming machines in certain international markets;

➢	Gaming-related systems, including linked progressive systems and slot accounting systems applicable to smaller international casinos; and

➢	Gaming machines in legacy, Bluebird and Twinstar cabinets in limited cases under OEM agreements with certain third parties.

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

OUR FOCUS

As previously discussed, we continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new or expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty. We believe that gaming operators’ replacement buying demand will begin to improve in calendar 2010, as we believe, in general, that casino capital budgets are larger than they were for calendar 2009.

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

1.	Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in this business.

Quarter Ended December 2009 Result: During the three months ended December 31, 2009, our average installed base of participation gaming machines increased 9.1% over the prior year and, at December 31, 2009, our total installed participation footprint stood at 10,385 units compared to 9,741 units at December 31, 2008. Growth in the installed base was primarily led by our WAP gaming machines, which at December 31, 2009 comprised 30.1% of the footprint compared to 21.2% at December 31, 2008. The WAP footprint increased to 3,123 units at December 31, 2009 and were up 1,060 units or 51.4% compared to December 31, 2008, largely reflecting the successful launch of new WAP games. The increase in WAP games was partially offset by lower units of our stand-alone and LAP gaming machines at December 31, 2009. A shift in strategy in fiscal 2007 to focus on return on investment of our gaming operations assets helped result in revenue per day for the quarter ended December 31, 2009 increasing by 13.0% to $75.23 per day from $66.57 per day for the December 2008 quarter. This strategy includes limiting the number of gaming machines for specific new themes at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. By controlling the initial placement of participation products, we continued to reduce the capital invested in gaming operations. A 13.0% improvement in the average daily revenue, coupled with the 9.1% improvement in the average installed base, produced a 23.4% year-over-year increase in participation revenue in our gaming operations business to $71.7 million for the quarter ended December 31, 2009, which attests to the continued strong play levels and player appeal of our participation products.

2.	Priority: Grow our United States and Canadian market share by innovating differentiated products.

Quarter Ended December 2009 Result: The United States and Canadian replacement cycle has lengthened and the challenges facing our industry and the overall economy have continued, thus overall industry demand has been reduced. Our year-over-year new unit shipment volume was down 6.5% from the prior year quarter and was impacted by lower overall industry demand. To further diversify our revenue streams, we announced late in fiscal 2009 that we would directly enter the Class II, electronic bingo and central determinant market following expiration of our previous licensing agreements for those markets. Through an alliance with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm, over time we will combine our existing library of over 200 for-sale games with Bluberi’s proven system capabilities for the Class II, electronic bingo and central determinant markets. We shipped our first gaming machines to a Class II market in the September quarter, and sales continued in the December quarter, and we expect to increase shipments into these markets throughout the balance of fiscal 2010. We expect to launch our new Bluebird xD™ gaming cabinet in spring 2010 and, given the initial customer response at recent industry trade shows, we expect strong demand for this new product. We are dependent, in part, on innovative new products, casinos expansions and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and for the quarter ended December 2009, such expenses were $25.9 million, which were flat compared to the prior year. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Priority: Expand the breadth and profitability of our international business.

Quarter Ended December 2009 Result: Shipments to international markets represented 30.6% of our total new unit shipments in the quarter ended December 31, 2009, compared with 36.8% for the prior year quarter. During the December 2009 quarter, international new unit shipments decreased 29.2% from the prior year quarter, as economic challenges are evident in some regions, principally Western European markets, as well as the impact of the higher mix of premium Bluebird2 units. In late fiscal 2008, Orion Gaming launched its new Twinstar2 gaming machine and its new N-Able™ operating system that we expect will drive greater demand for Orion Gaming products in the future. In January 2010, we had the formal product launch of a new value-priced gaming cabinet called Helios™ that will be targeted at select international markets where the economics of the facilities do not justify the premium priced points of the Bluebird, Bluebird2 or Orion Gaming’s Twinstar or Twinstar2 gaming machines. We have successfully completed the two field trials of our Bluebird2 gaming machines in New South Wales, Australia and expect to receive regulatory approval shortly. We shipped our first direct shipment of gaming machines into Mexico in the June 2009 quarter and expanded shipments to this market in the September and December 2009 quarters. We continue to make progress in preparing for the opening of the new VLT market in Italy. Although much effort is still needed before the first gaming machines are placed in Italy, we anticipate we will see the first shipments in the summer of calendar 2010. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We also expect that the launch of the new Bluebird xD gaming cabinet in Spring 2010 will benefit our shipments into the international markets.

4.	Priority: Improve our gross margins and operating margins.

Quarter Ended December 2009 Result: For the quarter ended December 31, 2009, our overall gross margin improved by 110 basis points to 62.5% led by a 60 basis point increase to 50.9% in our product sales gross margin largely attributable to the solid sales of and margin achieved with our new Bluebird2 gaming machines. In addition, total gross margin increased as higher margin gaming operations revenues grew to 40.1% of total revenues in the quarter ended December 2009 compared to 35.5% in the prior year period. We continue to implement our lean sigma and strategic sourcing initiatives, and we are realizing positive results, and we believe these initiatives will continue to drive margin improvement in future years. We expect to benefit from higher average selling prices in future periods coupled with an expanded volume of business that should result in greater volume discounts from our suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing cost per unit and increasing gross margin per unit.

Our operating margin improved 390 basis points to 20.9% for the quarter ended December 31, 2009 from 17.0% in the prior year quarter. Through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins.

5.	Priority: Increase our cash flow from operations.

Quarter Ended December 2009 Result: For the quarter ended December 31, 2009 we had cash provided by operations of $47.3 million compared to $53.2 million of cash provided by operations in the prior year, for a change of $5.9 million. The net cash provided by operations for the quarter ended December 31, 2009 reflects higher net income which was more than offset by changes in operating assets and liabilities as higher total accounts and notes receivable from extended term financing being provided to select customers, coupled with inventory increasing primarily from the advance purchase of computer chips used in many of our gaming machines was partially offset by higher accounts payable.

In addition, in our cash flows from investing activities we made continued improvement in our management of the capital deployed in our gaming operations business. The installed footprint of participation gaming machines at December 31, 2009 increased 644 units or 6.6% over December 31, 2008. During the December 2009 quarter our investment in gaming operations equipment totaled $9.2 million, compared to the $14.6 million invested in the prior year quarter. Our total cash, cash equivalents and restricted cash as of December 31, 2009, rose 3.0% to $159.4 million from $154.7 million as of June 30, 2009 and increased by $24.0 from December 31, 2008.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions that can extend our international presence, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the quarter ended December 31, 2009, our research and development spending was $25.9 million, which was flat compared to the prior year. In the December 2009 quarter, we spent $15.5 million in property, plant and equipment, $9.2 million on additions to gaming operations equipment and $4.4 million to acquire or license long-term intangible and other assets. During the quarter ended December 31, 2009, we purchased shares of our common stock in the open market for approximately $15.0 million at an average cost of $40.78, and we used $0.2 million in cash to induce one holder of our 2.75% Convertible Subordinated Notes (“Notes”) due July 15, 2010 to early convert $25.7 million of the Notes into common shares.

NG

We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, new applications, game functionality, and system-wide features can be enabled on the gaming machines from the remote server. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2010 leading up to the launch of our WAGE-NET® NG system that we expect in the latter half of fiscal 2010.

Our vision for NG expands on the basic functionality of downloadable games, remote configuration of betting denominations and central determination of game outcomes, and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe NG will permit game play to be communal among many players. We also expect that with networked gaming machines we will be able to offer system-wide features and game functionality along with applications that add value to casino operators’ operations. We will continue NG development, working with our competitors and customers to ensure the future is powered by an open architecture approach where games, networks, servers and software from multiple suppliers are compatible with each other through the use of industry standard communication protocols.

Our path to the NG marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of NG systems. Fiscal 2007 was highlighted by the successful launch of our Community Gaming® participation product line, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of gaming machines, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform, which is also the basis for our server-enabled Bluebird2 gaming machines that we launched in the December 2008 quarter. CPU-NXT2 also drives our Transmissive Reels® participation product line and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion participation product line. We combined an interactive see-through liquid crystal display (“LCD”) with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the NG slot floor. We launched Adaptive Gaming®, another key component to our NG technology in July 2008. We conducted a soft launch of our new server-ready Bluebird2 gaming machines in the September 2008 quarter with the commercial launch beginning in the December 2008 quarter. At the G2E® trade show in November 2008 and the IGE trade show in January 2009, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 gaming machines using the CPU-NXT2 operating system and new games with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association (“GSA”): G2S® and S2S®.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology Inc. (“IGT”). This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG infrastructures. In May 2008, we received GLI approval on the first-point release of our WAGE-NET NG system, incorporating GSA communication standards and basic NG functionality, which as part of a technical beta test was placed at a popular tribal casino. We received GLI approval for the second-point release of WAGE-NET in January 2009, which is in a technical beta test at a popular casino on the East Coast. This version was also implemented in a technical beta test in a Gulfport, Mississippi casino, which was successfully concluded and received Mississippi Gaming Commission approval in October 2009. In July 2008, we received approval for the first-point release of WAGE-NET from the Nevada gaming regulators and began a field trial at a popular Las Vegas strip casino. In December 2008, after successful completion of the field trial, we obtained the approval by the Nevada Gaming Commission of the first generation WAGE-NET system, including the remote configuration and downloadable applications. This version of WAGE-NET is GSA compliant, demonstrates our total commitment to support open architecture and standards-based protocols that our casino customers want and should expect. We recently received regulatory approval and expect to shortly commence a field trial of this version of WAGE-NET at a popular casino in Canada. We further refined WAGE-NET with additional features and functionality in another point release of the software, which will be the first commercialized version and this version has been submitted to the Nevada Gaming Regulators and GLI as we move toward the expected first regulatory approval in the latter half of fiscal 2010. This version is currently on a field trial at two casinos in Las Vegas.

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. During the six months ended December 31, 2009, we purchased 367,760 shares for approximately $15.0 million at an average cost of $40.78 while during the six months ended December 31, 2008, we purchased 1,033,356 shares for approximately $25.5 million at December 31, 2008 at an average cost of $24.67 per share. As of December 31, 2009, we had approximately $135 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. At June 30, 2008, we had purchased approximately $0.5 million of our common stock, which was settled and paid in fiscal 2009.

From January 28, 2010 through February 3, 2010, we repurchased approximately 1% of our common shares outstanding, or 524,920 shares of our common stock in open market purchases for approximately $20.0 million at an average cost of $38.09 per share. As of February 3, 2010 we had approximately $115 million remaining of our repurchase authorization.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and Note 2 Principal Accounting Policies – “Revenue Recognition” to this Form 10-Q. We have not made any other changes other than the change to revenue recognition described in the Quarterly Report in Form 10-Q for the three months ended September 30, 2009, relating to the application of these policies during the three and six months ended December 31, 2009.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in spring and slowest in the summer months, while gaming operations revenue are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game that achieves significant player appeal is introduced or if gaming is permitted in a significant new jurisdiction. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators. This information should be read in conjunction with our Condensed Consolidated Statements of Income (in millions, except unit and per share data):

	Three Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2009	2008
Product Sales Revenues
New unit sales revenues	$98.7	$102.9	$(4.2)		(4.1)%
Other product sales revenues	14.4	12.1	2.3		19.0

Total product sales revenues	$113.1	$115.0	$(1.9)		(1.7)

New units sold	6,399	7,518	(1,119)		(14.9)
Average sales price per new unit	$15,428	$13,686	$1,742		12.7
Gross profit on product sales revenues(1)	$57.6	$57.8	$(0.2)		(0.3)
Gross margin on product sales revenues(1)	50.9%	50.3%	60	bp	1.2

Gaming Operations Revenues
Participation revenues	$71.7	$58.1	$13.6		23.4
Other gaming operations revenues	4.1	5.3	(1.2)		(22.6)

Total gaming operations revenues	$75.8	$63.4	$12.4		19.6

WAP gaming machines at period end	3,123	2,063	1,060		51.4
LAP gaming machines at period end	2,205	2,304	(99)		(4.3)
Stand-alone gaming machines at period end	5,057	5,374	(317)		(5.9)

Total installed participation base at period end	10,385	9,741	644		6.6

Average participation installed base	10,357	9,490	867		9.1
Average revenue per day per participation machine	$75.23	$66.57	$8.66		13.0

Installed casino-owned daily fee games at period end	414	910	(496)		(54.5)
Average casino-owned daily fee games installed base	395	845	(450)		(53.3)

Gross profit on gaming operations revenues(1)	$60.5	$51.8	$8.7		16.8
Gross margin on gaming operations revenues(1)	79.8%	81.7%	(190	)bp	(2.3)

Total revenues	$188.9	$178.4	$10.5		5.9
Total gross profit(1)	$118.1	$109.6	$8.5		7.8
Total gross margin(1)	62.5%	61.4%	110	bp	1.8
Total operating income	$39.5	$30.3	$9.2		30.4
Total operating margin	20.9%	17.0%	390	bp	22.9

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for quarter ended December 2009 increased 5.9% or $10.5 million, over the December 2008 quarter, reflecting:

➢	A $4.2 million, or 4.1%, decrease in new unit sales revenue as a result of:

➢	A 1,119 unit, or 14.9%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 4,444 units, a decrease of 6.5%, due to lower industry demand resulting from the slow economy and our customers’ lower capital budgets in calendar 2009;

➢

International new units sold decreased 29.2% from the prior year to 1,955 units, reflecting economic challenges and tightening credit markets across international regions, especially the Western European markets; and

➢	Sales of mechanical reel products totaled 1,954 units, or approximately 30.5% of total new units sold compared to 19.4% of units sold in the prior year.

➢

A 12.7% increase in the average selling price of new gaming machines to a record $15,428, principally reflecting the greater sales mix of premium-priced products, which included the sale of more than 5,200 Bluebird2 gaming machines, representing approximately 82.1% of our total new unit sales compared to only 1,300 Bluebird2 gaming machines sold or 17.3% of total units sold upon the launch of the product in the December 2008 quarter.

➢

A $2.3 million, or 19.0%, increase in other product sales revenues, primarily reflecting higher sales of lower-margin used gaming machines and parts sales and higher SiP revenues, partially offset by a decrease in game conversion revenues:

➢	We sold approximately 2,200 used gaming machines during the December 2009 quarter, compared to just under 600 used gaming machines in the prior year period; and

➢

We earned revenue on approximately 2,100 game conversion kits in the December 2009 quarter, compared to approximately 2,300 game conversion kits in the prior year period, and the average selling price achieved was lower than in fiscal 2009 period.

➢	A $13.6 million, or 23.4%, growth in participation revenues due primarily to:

➢

A 9.1% increase, or 867 units, in the average installed base of participation gaming machines in the December 2009 quarter driven by the growth in our WAP gaming machines. The stand-alone installed base decreased by 317 units primarily due to certain game series coming to the end of their life cycle. The LAP units in the installed base as of December 31, 2009 decreased by 99 units compared to the prior year period. The WAP units in the installed base at December 31, 2009 was 51.4% or 1,060 units higher than at December 31, 2008, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels product lines. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 30.1% and 21.2% of the installed base at December 31, 2009 and 2008, respectively.

➢

Overall average revenue per day increased by $8.66, or 13.0%, principally reflecting the mix shift in the installed base to a higher percentage of WAP units which have a higher revenue per day than LAP and stand-alone games and our active program to relocate low-performing participation gaming machines to casinos where we expect higher performance.

➢

A $1.2 million, or 22.6%, decrease in other gaming operations revenues as we experienced lower royalty revenues as a result of game content license agreements to third parties for certain markets reaching the end of the license term and we elected to not renew such agreements so we can directly enter these markets and sell our gaming machines and game content directly rather than through licenses, such as Class II gaming machines and the Australia market. The reduction in royalty revenues from the prior year period resulting from these expired license agreements was not material to our consolidated financial statements. Although we expect that future royalty revenues will be lower as a result of these expirations, we also expect our product sales and gaming operations revenue to increase and, over time, expect those revenues to exceed the previously recorded levels of royalty revenue.

➢	We have other license agreements that have termination dates within the next twelve months that were not material to our consolidated financial statements for the quarter ended December 2009.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 7.8%, or $8.5 million, to $118.1 million for the quarter ended December 2009 from $109.6 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $5.6 million and $5.3 million in the quarter ended December 2009 and 2008, respectively, in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 50.9% for the December 2009 quarter, compared to 50.3% for the prior year period. Gross margin for fiscal 2009 reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with a higher average selling price due to greater sales of premium gaming machines, including our new Bluebird2 platform and $4.8 million in lower excess and obsolete inventory charges, partially offset by a lower volume of business, a lower amount of high margin conversion revenue and a higher amount of lower margin used games and parts sales business. We incurred higher excess and obsolete inventory charges in the prior year period as we prepared for customers transitioning to our new Bluebird2 gaming cabinet.

➢

Gross margin on gaming operations revenues was 79.8% in the three months ended December 2009, compared to 81.7% from the prior year period, reflecting the higher mix of WAP units and less favorable WAP jackpot expense experience. Gaming operations gross margin was negatively impacted by an immaterial amount from lower royalty revenues primarily the result of license agreements for certain markets reaching the end of the license term and our election not to renew such agreements so we can directly enter these markets, such as Class II gaming machines and the Australia market. We have other game content license agreements that have termination dates within the next twelve months that generated an immaterial amount of gross profit in the quarter ended December 31, 2009.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended December 31,
	2009		2008		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent

Research and development	$25.9	13.7%	$25.9	14.5%	$—	—%
Selling and administrative	35.8	19.0	36.4	20.4	(0.6)	(1.6)
Depreciation	16.9	8.9	17.0	9.5	(0.1)	(0.6)

Total operating expenses	$78.6	41.6%	$79.3	44.4%	$(0.7)	(0.9)%

Research and development expenses were flat compared to the prior year period at $25.9 million. The current year spending reflects:

➢	our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

the acceleration of our new systems and enterprise-wide system applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the launch of NG systems in the latter half of fiscal 2010; and

➢	our efforts to contain costs.

Selling and administrative expenses decreased 1.6%, or $0.6 million, to $35.8 million in the December 2009 quarter compared to $36.4 million in the prior year period. Selling and administrative expenses as a percentage of revenues decreased 140 basis points, as we continue to focus on effectively managing these costs. The year-over-year change includes:

➢	A reduction in legal expense in the December 2009 quarter from the prior year period; and

➢

A reduction in bad debt expense to $0.5 million in the December 31, 2009 quarter from $2.0 million in the prior year period due to fewer customers filing for bankruptcy protection and general improvement in the economy, partially offset by;

➢

increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and higher performance based incentive costs associated with improved operating performance.

Depreciation expense was virtually flat, decreasing by $0.1 million to $16.9 million in the quarter ended December 2009 compared to $17.0 million in the prior year period. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation gaming machine placements, coupled with a greater number of participation gaming machines having been depreciated to their residual value.

Operating Income and Operating Margin

Our operating income increased by $9.2 million or 30.4% in the December 2009 quarter on a 5.9% increase in total revenues. For the quarter ended December 2009, our operating margin of 20.9% represented a 390 basis point increase over the 17.0% operating margin achieved in the prior year period. This improvement was achieved by the improvements in product sales gross margin, coupled with higher-margin gaming operations accounting for 40.1% of total revenues in the quarter ended December 2009 compared to 35.5% in the prior year period, and a decrease in operating expenses by $0.7 million from the prior year period.

Interest Expense

We incurred interest expense of $0.5 million for the quarter ended December 2009 compared to $1.3 million for the prior year period. The December 2009 period includes approximately $0.4 million of expenses related to the inducement costs and proportional write-off of deferred financing costs related to the early conversion by holders of $25.7 million of our 2.75% Convertible Subordinated Notes (“Notes”) into common stock. As a result of the early conversion of the $105.1 million of Notes, our interest expense will be lower by $0.7 million in each of the remaining quarters of fiscal 2010. During the December 2008 quarter, we also incurred interest on $25 million that we had borrowed on our revolving credit facility, which was repaid by the end of that quarter.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net decreased by $3.7 million to $1.2 million for the quarter ended December 2009 compared to $4.9 million for the prior year period. The change is primarily due to a pre-tax gain of $5.0 million from a cash settlement of trademark litigation in the December 2008 quarter, partially offset by interest income arising from a greater amount of extended payment term financing as long-term notes receivable during the December 2009 quarter.

Income Taxes

The effective income tax rates were approximately 34.1% and 30.1% for the quarters ended December 2009 and 2008, respectively.

The December 2009 quarter estimated effective tax rate reflects:

➢	Increased income over fiscal 2009; partially offset by

➢	Increased impact of permanent tax items in the first half of fiscal 2010.

The December 2008 quarter estimated effective tax rate reflects:

➢	Increased income over fiscal 2008 partially offset by;

➢	Higher domestic manufacturing deduction; and

➢	Retroactive reinstatement of the research and development tax credit back to January 1, 2008.

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly tax rate, as necessary. In early October 2008, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008 and continued through calendar year 2009. In the December 2008 quarter, we recorded a benefit of approximately $0.02 per diluted share from this retroactive reinstatement which was attributable to the nine months ended September 30, 2008. This caused the December 2008 effective tax rate to be approximately 30.1%. The Federal research and development tax credit legislation expired on December 31, 2009, and our effective tax rate will increase in future quarters if such legislation is not re-instated.

Earnings Per Share

Diluted earnings per share increased 7.3% on a 5.9% increase in revenues to $0.44 for the quarter ended December 2009 from $0.41 for prior year period. The increase in earnings per share is attributable to increased net income for the quarter. Our diluted earnings per share in the December 2009 quarter include the $0.4 million pre-tax impact of the early conversion of $25.7 million of Notes into our common stock. The prior year period included a $5.0 million pre-tax gain or $0.05 per diluted share, related to a cash settlement of trademark litigation and a $0.02 per diluted share benefit from the retroactive reinstatement of the Federal research and development tax credit.

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators. This information should be read in conjunction with our Condensed Consolidated Statements of Income (in millions, except unit and per share data):

	Six Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2009	2008
Product Sales Revenues
New unit sales revenues	$171.8	$176.1	$(4.3)		(2.4)%
Other product sales revenues	30.1	26.1	4.0		15.3

Total product sales revenues	$201.9	$202.2	$(0.3)		(0.1)

New units sold	11,250	13,010	(1,760)		(13.5)
Average sales price per new unit	$15,270	$13,536	$1,734		12.8
Gross profit on product sales revenues(1)	$104.6	$101.5	$3.1		3.1
Gross margin on product sales revenues(1)	51.8%	50.2%	160	bp	3.2

Gaming Operations Revenues
Participation revenues	$144.4	$117.5	$26.9		22.9
Other gaming operations revenues	7.9	10.1	(2.2)		(21.8)

Total gaming operations revenues	$152.3	$127.6	$24.7		19.4

WAP gaming machines at period end	3,123	2,063	1,060		51.4
LAP gaming machines at period end	2,205	2,304	(99)		(4.3)
Stand-alone gaming machines at period end	5,057	5,374	(317)		(5.9)

Total installed participation base at period end	10,385	9,741	644		6.6

Average participation installed base	10,297	9,441	856		9.1
Average revenue per day per participation machine	$76.23	$67.66	$8.57		12.7

Installed casino-owned daily fee games at period end	414	910	(496)		(54.5)
Average casino-owned daily fee games installed base	428	817	(389)		(47.6)

Gross profit on gaming operations revenues(1)	$122.8	$103.7	$19.1		18.4
Gross margin on gaming operations revenues(1)	80.6%	81.3%	(70	)bp	(0.9)

Total revenues	$354.2	$329.8	$24.4		7.4
Total gross profit(1)	$227.4	$205.2	$22.2		10.8
Total gross margin(1)	64.2%	62.2%	200	bp	3.2
Total operating income	$71.0	$54.6	$16.4		30.0
Total operating margin	20.0%	16.6%	340	bp	20.5

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for the six months ended December 2009 increased 7.4% or $24.4 million, over the six months ended December 2008, reflecting:

➢	A $4.3 million, or 2.4%, decrease in new unit sales revenue as a result of:

➢	A 1,760 unit, or 13.5%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 7,401 units, a decrease of 9.1%, due to lower industry demand resulting from the slow economy and our customers’ lower capital budgets in calendar 2009;

➢

International new units sold decreased 21.0% from the prior year to 3,849 units, reflecting economic challenges and tightening credit markets across international regions, especially the Western European markets; and

➢	Sales of mechanical reel products totaled 3,491 units, or approximately 31.0% of total new units sold compared to 23.5% of units sold in the prior year.

➢

A 12.8% increase in the average selling price of new gaming machines to $15,270, principally reflecting the greater sales mix of premium-priced products, which included the sale of approximately 8,600 Bluebird2 gaming machines, representing approximately 76.2% of our total new unit sales compared to only 1,900 Bluebird2 gaming machines sold or 14.8% of new units sold after the soft launch of the product in the September 2008 quarter.

➢

A $4.0 million, or 15.3%, increase in other product sales revenues, reflecting higher sales of lower-margin used gaming machines and parts sales and higher SiP revenues, partially offset by a decrease in game conversion revenues.

➢	We sold approximately 3,700 used gaming machines during the six months ended December 2009, compared to under 1,600 used gaming machines in the prior year period; and

➢

We earned revenue on approximately 4,700 game conversion kits in the six months ended December 2009, which was flat compared to the conversion kits in the prior year period, and the average selling price achieved was lower than in fiscal 2009.

➢	A $26.9 million, or 22.9%, growth in participation revenues due primarily to:

➢

A 9.1% increase, or 856 units, in the average installed base of participation gaming machines in the six months ended December 2009 driven by the growth in our WAP gaming machines. The stand-alone installed base decreased by 317 units primarily due to certain game series coming to the end of their life cycle. The LAP units in the installed base as of December 31, 2009 decreased by 99 units compared to the prior year period. The WAP units in the installed base at December 31, 2009 was 51.4% or 1,060 units higher than at December 31, 2008, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels product lines. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 30.1% and 21.2% of the installed base at December 31, 2009 and 2008, respectively.

➢

Overall average revenue per day increased by $8.57, or 12.7%, principally reflecting the mix shift in the installed base to a higher percentage of WAP units which have a higher revenue per day than LAP and stand-alone games and our active program to relocate low-performing participation gaming machines to casinos where we expect higher performance.

➢

A $2.2 million, or 21.8%, decrease in other gaming operations revenues during the six months ended December 2009 as we experienced lower royalty revenues as a result of game content license agreements to third parties for certain markets reaching the end of the license term and we elected to not renew such agreements so we can directly enter these markets and sell our gaming machines and game content directly rather than through licenses, such as Class II gaming machines and the Australia market. The reduction in royalty revenues resulting from these expired license agreements was not material to our consolidated financial statements. Although we expect that future royalty revenues will be lower as a result of these expirations, we also expect our product sales and gaming operations revenue to increase and, over time, expect those revenues to exceed the previously recorded levels of royalty revenue.

➢	We have other license agreements that have termination dates within the next twelve months that were not material to our consolidated financial statements for the six months ended December 31, 2009.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 10.8%, or $22.2 million, to $227.4 million for the six months ended December 2009 from $205.2 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $11.7 million and $10.3 million in the six months ended December 2009 and 2008, respectively, in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 51.8% for the six months ended December 2009, compared to 50.2% for the prior year period. Gross margin for fiscal 2009 reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with a higher average selling price due to greater sales of premium gaming machines, including our new Bluebird2 platform and $6.6 million in lower excess and obsolete inventory charges, partially offset by a lower volume of business and a higher amount of lower margin used games and parts sales business. We incurred higher excess and obsolete inventory charges in the prior year period as we prepared for customers transitioning to our new Bluebird2 gaming cabinet.

➢

Gross margin on gaming operations revenues was 80.6% in the six months ended December 2009, compared to 81.3% from the prior year period, reflecting the impact of higher mix of WAP units and less favorable WAP jackpot expense experience. Gaming operations gross margin was negatively impacted during the six months ended December 2009 by an immaterial amount from lower royalty revenues as a result of license agreements for certain markets reaching the end of the license term and our election not to renew such agreements so we can directly enter these markets, such as Class II gaming machines and the Australia market. We have other game content license agreements that have termination dates within the next twelve months that generated an immaterial amount of gross profit in the six months ended December 31, 2009.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Six Months Ended December 31,
	2009		2008		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent

Research and development	$52.4	14.8%	$47.9	14.5%	$4.5	9.4%
Selling and administrative	69.8	19.7	68.6	20.8	1.2	1.7
Depreciation	34.2	9.7	34.1	10.3	0.1	0.3

Total operating expenses	$156.4	44.2%	$150.6	45.6%	$5.8	3.9%

Research and development expenses increased 9.4% or $4.5 million to $52.4 million in the six months ended December 2009, compared to $47.9 million in the prior year period. The year-over-year increase reflects:

➢	our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

higher costs to accelerate new systems and enterprise-wide system applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the launch of NG systems in the latter half of fiscal 2010;

➢

increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above and higher performance-based incentive costs associated with improved operating performance; and

➢	our efforts to contain costs.

Selling and administrative expenses increased 1.7%, or $1.2 million, to $69.8 million in the six months ended December 2009 compared to $68.6 million in the prior year period. Selling and administrative expenses as a percentage of revenues decreased 110 basis points. The year-over-year change includes:

➢	a reduction in legal expense in the six months ended December 2009 from the prior year period; and

➢

increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and higher performance based incentive costs associated with improved operating performance, partially offset by;

➢	a reduction in bad debt expense to $1.1 million in the six months ended December 31, 2009 from $3.6 million in the prior year period.

Depreciation expense increased slightly by $0.1 million to $34.2 million in the six months ended December 2009 compared to $34.1 million in the prior year period. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation gaming machine placements, coupled with a greater number of participation gaming machines having been depreciated to their residual value.

Operating Income and Operating Margin

Our operating income increased by $16.4 million or 30.0% in the six months ended December 2009 on a 7.4% increase in total revenues. For the six months ended December 2009, our operating margin of 20.0% represented a 340 basis point increase over the 16.6% operating margin achieved in the prior year period. This improvement was achieved based on the increase in product sales gross margins, coupled with higher-margin gaming operations accounting for 43.0% of total revenues in the six months ended December 2009 compared to 38.7% in the prior year period, and a decrease in operating expenses to 44.2% of revenues in the current period compared to 45.6% in the prior year period.

Interest Expense

We incurred interest expense of $2.5 million for the six months ended December 2009 compared to $2.2 million for the prior year period. The 2009 period includes approximately $1.4 million of expenses related to the inducement costs and proportional write-off of deferred financing costs related to the early conversion by Note holders of our $105.1 million Notes into common stock. As a result of the early conversion of the $105.1 million of Notes, our interest expense will be lower by $0.7 million in each of the remaining quarters of fiscal 2010. During the December 2008 quarter, we also incurred interest on $25 million borrowed on our revolving credit facility, which was repaid by the end of that quarter.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net decreased by $2.8 million to $3.1 million for the six months ended December 2009 compared to $5.9 million for the prior year period, primarily due to a pre-tax gain of $5.0 million from a cash settlement of trademark litigation in the December 2008 period, partially offset by interest income arising from a greater amount of extended payment term financing as long-term notes receivable in the December 2009 period.

Income Taxes

The effective income tax rates were approximately 35.3% and 32.4% for the six months ended December 2009 and 2008, respectively.

The six months ended December 2009 estimated effective tax rate reflects:

➢	Increased income over fiscal 2009; partially offset by

➢	Increased impact of permanent tax items in the period.

The six months ended December 2008 quarter estimated effective tax rate reflects:

➢	Increased income over fiscal 2008 partially offset by;

➢	Higher domestic manufacturing deduction; and

➢	Retroactive reinstatement of the research and development tax credit to January 1, 2008

At the end of each interim period, we make our best estimate of the effective tax rate expected to be applicable for the full fiscal year and the impact of discrete items, if any, and adjust the quarterly tax rate, as necessary. In early October 2008, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008 and expired at the ended of December 2009. In the December 2008, period we recorded a benefit of approximately $0.02 per diluted share from this retroactive reinstatement which was attributable to the nine months ended September 30, 2008. This caused the December six month effective tax rate to be approximately 32.4%. The Federal research and development tax credit legislation expired on December 31, 2009 and our effective tax rate will increase in future quarters if such legislation is not re-instated.

Earnings Per Share

Diluted earnings per share increased 13.2% on a 7.4% increase in revenues to $0.77 for the six months ended December 2009 from $0.68 for prior year period. The increase in earnings per share is attributable to increased net income for the six months ended December 2009. Our diluted earnings per share in the six months ended December 31, 2009 includes the $1.4 million pre-tax, impact of the early conversion of $105.1 million of Notes into our common stock. The prior year period included a $5.0 million pre-tax gain or $0.05 per diluted share, related to a cash settlement of trademark litigation and a $0.02 per diluted share benefit from the retroactive reinstatement of the Federal research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in 2008, the financial market crisis disrupted credit and equity markets worldwide and led to a weakened global economic environment. The affect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our industry with some gaming operators delaying or canceling construction projects, coupled with many customers reducing their annual capital budgets for calendar 2009. We believe that, in general, casino operators have higher capital budgets for calendar 2010 than in calendar 2009.

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

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions):

			Increase / (Decrease)
	December 31, 2009	June 30, 2009	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$159.4	$154.7	$4.7	3.0%
Total current assets(A)	500.8	450.0	50.8	11.3
Total assets	919.1	856.0	63.1	7.4
Total current liabilities(B)	100.5	115.7	(15.2)	(13.1)
Long-term debt	9.9	115.0	(105.1)	(91.4)
Stockholders’ equity	774.6	591.4	183.2	31.0
Net working capital (A) – (B)	400.3	334.3	66.0	19.7

(1)

Pursuant to various state gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents, and restricted cash include restricted cash of $16.4 million and $19.0 million as of December 31, 2009 and June 30, 2009, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $66.0 million from June 30, 2009, and was primarily affected by the components listed below:

➢

An increase in cash, cash equivalents and restricted cash of $4.7 million due primarily to our increased profitability and controlled capital investing mostly offset by increased working capital needs.

➢

An increase in total current accounts and notes receivable, net, of $13.8 million or 6.4%, to $228.0 million compared to $214.2 million at June 30, 2009, reflecting an effort launched in fiscal 2009 to expand the amount of extended financing terms provided to customers given the downturn in the economy, partially offset by the impact of improved collection efforts to reduce aged accounts receivable. Our day’s sales outstanding for current and long-term accounts and notes receivable were 111 days at December 31, 2009 compared to 119 days at June 30, 2009.

➢

An increase in inventories of $14.2 million or 32.9% to $57.3 from $43.1 million at June 30, 2009 largely due to an advanced purchase of $18 million for a computer chip that is used in all of our Bluebird2 gaming machines. Inventory turns were 4.0x at December 31 compared to 4.2x at June 30, 2009.

➢

An increase in other current assets of $18.1 million or 47.6% to $56.1 million due to prepaid income taxes related to the significant amount of stock option exercise activity in the September 2009 quarter, an increase in prepaid royalty advances due to new brand licensing contracts entered into during the September 2009 quarter and higher deferred income tax assets.

➢	A decrease in current liabilities of $15.2 million or 13.1% to $100.5 million due to timing of payments due.

We believe that total cash, cash equivalents and restricted cash of $159.4 million at December 31, 2009, inclusive of $16.4 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to license or acquire brands, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the current fiscal year. We plan to take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain challenging. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines, and customer base. We will cautiously deploy our capital to preserve maximum flexibility. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our recently expanded $150 million revolving credit facility through September 30, 2012.

As described in Note 11, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $104.8 million not recorded in our Condensed Consolidated Balance Sheets.

Total Accounts and Notes Receivable

Our normal payment terms are 30 to 90 days. We have historically provided extended payment terms to some of our customers for periods from 120 days through 36 months. As a result of the financial market crisis, which began in 2008 and disrupted credit and equity markets worldwide and led to a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue throughout fiscal 2010. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at an interest rate in excess of our borrowing rate, both of which provide added profitability to the sale.

Customers consider numerous factors in determining whether to issue a sales order to us including, among others, expected earnings performance of the gaming machines (which we believe is the most significant decision factor), selling price, the value provided for any trade-in of used gaming machines, parts and game conversion support and payment terms. We believe our competitors have also expanded their use of extended payment terms.

In aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our revenues have been favorably impacted. We are unable to estimate the impact of this program on our revenues because gaming machine performance, rather than selling price and extended payment terms, is the most important driver of our sales process. If we ceased providing an expanded amount of extended payment terms, we believe we would not be competitive for some customers in the market place and that our revenues and profits would likely decrease.

The expansion of our use of extended payment terms has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total receivables increased by $87.0 million from $179.6 million at December 31, 2008 to $266.6 million at December 31, 2009. While a portion of this increase relates to the 6% increase in revenues in the trailing twelve- month period ended December 31, 2009 compared to the twelve months ended December 31, 2008, we believe that the majority of this increase is due to the impact of providing an expanded amount of extended payment terms. The collection of these receivables in future periods will increase the amount of cash flow provided by operating activities and reduce our total receivables and increase our cash balance.

We evaluate the adequacy of our allowance for bad debts at least on a quarterly basis. We consider a variety of factors in this evaluation, including the receivables aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms, and news related to individual customers especially if the news calls into question the customer’s ability to fully pay balances owed. Our bad debt expense is most significantly impacted by bankruptcy filings by our customers and pre-bankruptcy reported exposures of individual customers. During the trailing twelve-months ended December 31, 2009 our bad debt expense totaled $4.6 million representing 0.6% of revenues in such trailing twelve-month period which compares to $5.5 million of bad debt expense for the prior trailing twelve month period which represented 0.8% of revenues in the prior trailing twelve month period.

Inventories – Excess and Obsolescence

Our inventory write-downs primarily arise from excess quantities of raw materials inventory purchased for production of gaming machines and from raw material parts becoming obsolete when replaced by a new part and we are unable to fully realize the value of the old part. When we discontinue support of a gaming machine style, make significant changes to an existing gaming machine design or transition to a new gaming machine style, we may experience higher levels of inventory write-downs. We use forecasted demand planning in both purchasing and production processes and conduct quarterly reviews for excess and obsolete inventory. Any inventory write-downs are recorded in the period they are identified to reflect any anticipated inventory losses arising from inventory values in excess of cost or market.

As we introduce new gaming machines that utilize new raw material parts, we reduce the quantity of raw material purchases for existing gaming machines based upon anticipated customer demand and expected end of life production of the existing gaming machines. Favorable customer acceptance in excess of estimated customer demand for the new gaming machines can result in excess quantities of raw materials for the existing gaming machines. In the December 2008 quarter, we introduced the new Bluebird2 gaming machine and the demand for this gaming machine exceeded our expectation, resulting in fewer Bluebird gaming machines being sold. We seek to reduce excess raw materials thru several strategies such as: (1) reselling them back to the supplier, (2) using them to maintain our installed base of leased gaming operations machines, (3) selling them to customers to support their existing gaming machines which are recorded as part sales (4) using them to refurbish used gaming machines, (5) selling them to a third party or (6) scrapping them.

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventory. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts.

Inventory write-downs for the three and six months ended December 31, 2009 trended lower than in the prior year periods as we prepared for customers transitioning to our new Bluebird2 gaming cabinet. We expect the amount of inventory write-downs to trend downward in fiscal 2010.

Convertible Subordinated Notes

At December 31, 2009, we had $9.9 million of Convertible Subordinated Notes (“Notes”) remaining outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The remaining Notes are convertible at any time into an aggregate of 0.8 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The Notes are not callable. We pay interest on the Notes semi-annually on January 15 and July 15 of each year. The conversion of the Notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense.

As of December 31, 2009, the fair value of the Notes was $30.1 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted. We have classified our Notes outstanding at December 31, 2009 as a long-term liability because we have the ability and intent to refinance them under the amended and restated revolving credit agreement we entered into on September 25, 2009.

During the three months ended December 31, 2009, we issued approximate 1.9 million shares of our common stock, $0.50 par value per share, upon early conversion to common stock of $25.7 million principal amount of our Notes by one Note holder. In connection with the conversion of the $25.7 million principal amount of the Notes, we paid the holder approximately $0.4 million in cash consisting of interest earned through October 2, 2009 and an inducement to convert the Notes. This transaction resulted in a pre-tax charge in our quarter ending December 31, 2009 consisting of the $0.3 million inducement payment coupled with a non-cash pre-tax charge of approximately $0.1 million to write-off the remaining proportional deferred financing costs related to the converted Notes.

Combined with the $79.4 million principal amount of Notes that converted to common stock on September 28, 2009, approximately $105.1 million or 90% of the outstanding Notes have been converted to date. The impact of the conversion of the $105.1 million of Notes to common stock resulted in an aggregate pre-tax charge of $0.9 million for the inducement payments in fiscal 2010 and the accelerated write-off of the proportional deferred financing costs of $0.5 million. The total charge in fiscal 2010 will be more than offset by savings from reduced interest payments through the remaining term of the Notes, resulting in a favorable pre-tax net benefit to fiscal 2010 net income of approximately $1.4 million. Combined with the September 28, 2009 conversion of Notes, our long-term debt has been reduced by $105.1 million and common stock and additional paid-in capital have increased by an aggregate of $105.1 million.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

On September 25, 2009, we entered into an amended and restated revolving credit agreement with a group of five banks. The amended and restated revolving credit agreement provides for borrowings up to $150 million through September 30, 2012 with the ability to expand the facility to $200 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.25x through December 31, 2010, and 3.0x thereafter, and is computed as total indebtedness outstanding at the end of each quarter divided by the trailing twelve months earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges (“Adjusted EBITDA”) as defined in the agreement. The minimum interest coverage ratio is currently 2.5x and is computed as trailing twelve months Adjusted EBITDA divided by trailing twelve months interest charges as defined in the revolving credit agreement.

The agreement also defines permitted restricted payments related to cash dividends and cash repurchases of our common stock and at December 31, 2009, approximately $143.6 million was available for such purposes. The agreement also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions we can enter into or incur. No amounts were outstanding under the amended and restated revolving credit facility at December 31, 2009. As of December 31, 2009 we maintained an aggregate cash balance of $19.3 million in non-interest bearing accounts with two of the new banks in our amended and restated revolving credit facility.

Whether or not we have current borrowings outstanding under our revolving credit facility, we are required to maintain certain negative covenants and the two financial ratios described above: a leverage ratio and an interest coverage ratio. We were in compliance with all of the negative covenants and financial ratios required by our revolving credit facility as of December 31, 2009.

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. During the six months ended December 31, 2009 we purchased 367,760 shares for approximately $15.0 million at an average cost of $40.78 while during the six months ended December 31, 2008 we purchased 1,033,356 shares for approximately $25.5 million at an average cost of $24.67 per share As of December 31, 2009, we had approximately $135 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. At June 30, 2008 we had purchased approximately $5.0 million of our common stock, which was settled and paid in fiscal 2009.

From January 28, 2010 through February 3, 2010, we repurchased approximately 1% of our common shares outstanding, or 524,920 shares of our common stock in open market purchases for approximately $20.0 million at an average cost of $38.09 per share. As of February 3, 2010 we had approximately $115 million remaining of our repurchase authorization.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended December 31,
	2009	2008	Change
Net cash provided by (used in):
Operating activities	$37.8	$101.1	$(63.3)
Investing activities	(52.7)	(53.1)	0.4
Financing activities	22.1	(29.5)	51.6
Effect of exchange rates on cash and cash equivalents	0.1	(1.5)	1.6

Net increase in cash and cash equivalents	$7.3	$17.0	$(9.7)

Operating activities: The $63.3 million decrease in cash provided by operating activities for the six months ended December 2009 compared to the prior year period resulted from the factors listed below:

➢

A positive impact from the $6.9 million increase in net income, combined with a $2.7 million increase in amortization of intangible and other assets, a $0.1 million increase in depreciation, a $1.4 million increase in share-based compensation and a $1.6 million increase in deferred income taxes.

➢

An offsetting $9.1 million negative impact from lower other non-cash items of lower bad debt expense and lower write-downs of inventory. Our bad debt expense was lower in the six months ended December 31, 2009 as we had more favorable experience with customer’s filing for protection from bankruptcy and the economy was generally better than in the six months ended December 31, 2008. We incurred higher excess and obsolete inventory charges in the prior year period as we prepared for customers transitioning to our new Bluebird2 gaming cabinet.

➢	An $11.9 million negative impact from an increase in prepaid income taxes as a result of a higher amount of stock option exercises in the six months ended December 2009.

➢

A $55.0 million negative impact from changes in operating assets and liabilities. This negative impact is comprised of an incremental increase in inventory of $17.5 million primarily due to the advance purchase of computer chips that are used in most of our gaming machines, a $38.0 million incremental increase in total accounts and notes receivable as we granted a greater a number of extended-term financing options for select customers and a greater percentage of our quarterly shipments for the December 2009 quarter took place in the month of December than had occurred in the December 2008 quarter, partially offset by an incremental increase of $0.9 million in current liabilities, and a $0.4 million incremental net increase in other assets and liabilities.

Investing Activities: The $0.4 million decrease in cash used in investing activities for the six months ended December 31, 2009 compared to the six months ended December 2008 was primarily due to:

➢

An $8.3 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the six months ended December 2009 to $19.8 million despite the 6.6% increase in the participation-installed base due to better management of these assets. We expect that capital expenditures for gaming operations equipment will remain flat with fiscal 2009 in fiscal 2010 and 2011.

➢

An offsetting $5.9 million increase in the amount invested in property, plant and equipment during the six months ended December 2009 to $27.1 million, as we continue to invest in future expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase modestly in fiscal 2010 and 2011.

➢	A $2.0 million increase in payments to acquire or license long-term intangible assets in the six months ended December 2009 as we identified additional items to license or acquire.

Financing Activities: The $51.6 million increase in cash provided by financing activities for the six months ended December 2009 compared to the six month ended December 2008 was primarily due to:

➢

A $38.7 million increase in cash received and tax benefits realized from exercised stock options and the employee stock purchase plan. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

➢	A $15.5 million reduction in treasury stock repurchases to $15.0 million in the six months ended December 31, 2009 compared to approximately $30.5 million in the six months ended December 2008.

➢	An offsetting $1.7 million increase in debt issuance cost to amend and restate our revolving credit facility.

➢	A $0.9 million payment made as an inducement to the holders of our Notes to early convert them to our common stock.

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

Our contractual obligations have not changed materially, outside the ordinary course of business, since those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, except for the following:

➢

Reduction in our Notes from $115.0 million at June 30, 2009 to $9.9 million as of December 31, 2009 resulting from the early conversion of $105.1 million of the Notes to common stock as disclosed previously in this report. See Note 7 – “Convertible Subordinated Notes and Revolving Credit Facility.”

➢	Reduction in interest payments from $3.2 million annually as of June 30, 2009 to $0.3 million annually as of December 31, 2009 related to the early conversion of the Notes.

➢	Reduction in non-cancelable raw material purchase orders from $18.5 million to $0.4 million.

As of December 31, 2009, we had a liability for unrecognized income tax benefits of $7.6 million. We cannot make a reasonable estimate of timing of cash settlement for the liability for unrecognized income tax benefits. See Note 6 - “Income Taxes” to our Condensed Consolidated Financial Statements.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2009, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 12, “Litigation,” to our Condensed Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of December 31, 2009, we were not aware of any obligations arising under these agreements that would require material payments.

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

Performance Bonds

We have performance bonds outstanding of $1.7 million at December 31, 2009 to one customer related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at December 31, 2009.

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

Self-Insurance

We are self-insured for various levels of general, umbrella, directors and officers, fiduciary, property, crime, workers’ compensation, electronic errors and omissions, employment practices and automobile collision insurance, as well as employee medical, dental, prescription drug and disability coverage. We purchase stop-loss coverage to protect against unexpected claims. Accrued insurance claims and reserves include estimated settlements for known claims, and estimates of claims incurred but not reported.

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

Information regarding reportable legal proceedings is contained in Item 3, “Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and Note 12 – “Litigation” to this Form 10-Q.

ITEM 1A.	RISK FACTORS

WMS is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the second quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
October 1, 2009 – October 31, 2009	—	$—	—	$149,522,853
November 1, 2009 – November 30, 2009	—	—	—	$149,522,853
December 1, 2009 – December 31, 2009	367,760	40.78	367,760	$134,524,737

Total	367,760	$40.78	367,760	$134,524,737

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

From January 28, 2010 through February 3, 2010, we repurchased approximately 1% of our common shares outstanding, or 524,920 shares of our common stock in open market purchases for approximately $20.0 million at an average cost of $38.09 per share. As of February 3, 2010 we had approximately $115 million remaining of our repurchase authorization.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of our stockholders during the Annual Meeting of Stockholders held on December 10, 2009:

Approval of the WMS Industries Inc. 2009 Restated Incentive Plan:

Shares For	Shares Withheld	Abstain	Broker Non-Votes
35,615,938	12,377,904	39,420	3,754,379

Approval of the Amendment to the WMS Industries Inc. Certificate of Incorporation to increase the authorized common stock to 200,000,000 shares:

Shares For	Shares Withheld	Abstain	Broker Non-Votes
46,422,009	5,297,005	68,627	0

Ratification of Ernst & Young LLP as our independent registered public accountants for our 2010 fiscal year:

Shares For	Shares Withheld	Abstain	Broker Non-Votes
50,775,676	975,330	36,635	0

Election of Directors to serve on the Corporation’s Board until the 2010 Annual Meeting

Director Name	Shares For	Shares Withheld

Harold H. Bach, Jr.	50,752,915	1,034,726
Robert J. Bahash	51,498,029	289,612
Brian R. Gamache	49,305,157	2,482,484
Patricia M. Nazemetz	51,500,712	286,929
Louis J. Nicastro	49,416,759	2,370,882
Neil D. Nicastro	49,533,666	2,253,975
Edward W. Rabin	51,500,467	287,174
Ira S. Sheinfeld	49,546,265	2,241,376
Bobby L. Siller	51,597,191	190,450
William J. Vareschi, Jr.	51,494,660	292,981

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to the WMS’ Form S-8 filed with the Commission on December 16, 2009.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1

$150 million Amended and Restated Credit Agreement, dated September 25, 2009, between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Joint Bookrunner and Joint Lead Arranger, Banc of America Securities LLC, as Joint Bookrunner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent and Keybank National Association, as Documentation Agent incorporated by reference to WMS’ Current Report on Form 8-K filed October 1, 2009

10.2

WMS Industries Inc. Incentive Plan (2009 Restatement) as adopted on December 10, 2009, incorporated by reference to Exhibit 99.5 to the Corporation’s Registration Statement on Form S-8 filed on December 16, 2009.

10.3

WMS Industries Inc. Nonqualified Deferred Compensation Plan (As Amended and Restated Effective January 1, 2010) as approved on December 10, 2009, incorporated by reference to Exhibit 10.2 to WMS’ Current Report on Form 8-K filed on December 16, 2009.

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

WMS INDUSTRIES INC.

Dated: February 3, 2010	By:	/S/ SCOTT D. SCHWEINFURTH
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: February 3, 2010	By:	/S/ JOHN P. MCNICHOLAS JR.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to the WMS’ Form S-8 filed with the Commission on December 16, 2009.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1

$150 million Amended and Restated Credit Agreement, dated September 25, 2009, between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities Inc., as Joint Bookrunner and Joint Lead Arranger, Banc of America Securities LLC, as Joint Bookrunner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent and Keybank National Association, as Documentation Agent incorporated by reference to WMS’ Current Report on Form 8-K filed October 1, 2009

10.2

WMS Industries Inc. Incentive Plan (2009 Restatement) as adopted on December 10, 2009, incorporated by reference to Exhibit 99.5 to the Corporation’s Registration Statement on Form S-8 filed on December 16, 2009.

10.3

WMS Industries Inc. Nonqualified Deferred Compensation Plan (As Amended and Restated Effective January 1, 2010) as approved on December 10, 2009, incorporated by reference to Exhibit 10.2 to WMS’ Current Report on Form 8-K filed on December 16, 2009.

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