Form 10-Q
period 2010-03-31
WMS INDUSTRIES INC /DE/
filed 2010-05-05
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,956,557 shares of common stock, $0.50 par value, were outstanding at April 30, 2010.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended March 31, 2010 and 2009

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
REVENUES:
Product sales	$123.9	$114.0	$325.8	$316.2
Gaming operations	73.6	66.8	225.9	194.4

Total revenues	197.5	180.8	551.7	510.6

COSTS AND EXPENSES:
Cost of product sales(1)	57.6	53.4	154.9	154.1
Cost of gaming operations(1)	14.0	10.1	43.5	34.0
Research and development	26.7	24.8	79.1	72.7
Selling and administrative	38.0	37.0	107.8	105.6
Depreciation (1)	16.7	17.3	50.9	51.4

Total costs and expenses	153.0	142.6	436.2	417.8

OPERATING INCOME	44.5	38.2	115.5	92.8

Interest expense	(0.4)	(0.9)	(2.9)	(3.1)
Interest income and other income and expense, net	1.1	0.6	4.2	6.5

Income before income taxes	45.2	37.9	116.8	96.2
Provision for income taxes	12.2	13.5	37.5	32.4

NET INCOME	$33.0	$24.4	$79.3	$63.8

Earnings per share:
Basic	$0.57	$0.50	$1.43	$1.29

Diluted	$0.55	$0.43	$1.32	$1.10

Weighted-average common shares:
Basic common stock outstanding	57.9	48.8	55.4	49.3

Diluted common stock and common stock equivalents	60.1	58.2	60.3	59.1

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:

Cost of product sales	$1.1	$1.1	$3.2	$3.0
Cost of gaming operations	$10.8	$13.0	$33.8	$39.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2010 and June 30, 2009

(in millions of U.S. dollars and millions of shares)

	March 31, 2010	June 30, 2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144.3	$135.7
Restricted cash and cash equivalents	17.1	19.0

Total cash, cash equivalents and restricted cash	161.4	154.7

Accounts and notes receivable, net	255.3	214.2
Inventories	58.9	43.1
Other current assets	44.1	38.0

Total current assets	519.7	450.0

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $239.7 and $211.3, respectively	62.4	68.0
Property, plant and equipment, net of accumulated depreciation of $89.8 and $73.9, respectively	179.2	158.8
Intangible assets, net	99.1	99.3
Deferred income tax assets	29.5	31.2
Other assets, net	51.9	48.7

Total non-current assets	422.1	406.0

TOTAL ASSETS	$941.8	$856.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50.9	$50.4
Accrued compensation and related benefits	21.6	27.9
Other accrued liabilities	41.2	37.4

Total current liabilities	113.7	115.7

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	18.3	17.8
Long-term debt	9.9	115.0
Other non-current liabilities	11.7	16.1

Total non-current liabilities	39.9	148.9

Commitments, contingencies and indemnifications (see Note 11)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (200.0 and 100.0 shares authorized and 59.0 and 51.0 shares issued, respectively)	29.5	25.5
Additional paid-in capital	421.7	311.9
Retained earnings	375.4	296.1
Accumulated other comprehensive income	(1.5)	3.3
Treasury stock, at cost (1.0 and 1.8 shares, respectively)	(36.9)	(45.4)

Total stockholders’ equity	788.2	591.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$941.8	$856.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2010 and 2009

(in millions of U.S. dollars)

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$79.3	$63.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50.9	51.4
Amortization of intangible and other assets	16.7	14.4
Share-based compensation	14.9	12.7
Other non-cash items	(0.5)	16.8
Deferred income taxes	1.5	8.4
Tax benefit from the exercise of stock options	(13.2)	(0.3)
Change in operating assets and liabilities	(70.6)	(36.0)

Net cash provided by operating activities	79.0	131.2

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(39.4)	(41.1)
Additions to gaming operations equipment	(30.2)	(36.6)
Payments to acquire or license intangible and other assets	(6.4)	(9.3)

Net cash used in investing activities	(76.0)	(87.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options and employee stock purchase plan	32.0	0.9
Tax benefit from exercise of stock options	13.2	0.3
Purchases of treasury stock	(37.0)	(40.5)
Proceeds from borrowings under revolving credit facility	—	50.0
Repayments of borrowings under revolving credit facility	—	(50.0)
Debt issuance costs	(1.7)	—
Other	(0.9)	—

Net cash provided by (used in) financing activities	5.6	(39.3)

Effect of Exchange Rates on Cash and Cash Equivalents	—	(1.5)

INCREASE IN CASH AND CASH EQUIVALENTS	8.6	3.4
CASH AND CASH EQUIVALENTS, beginning of period	135.7	100.8

CASH AND CASH EQUIVALENTS, end of period	$144.3	$104.2

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles, (“US GAAP”) for complete financial statements. The Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer months. In addition, quarterly revenues and net income may increase when we receive a larger number of product approvals or a new jurisdiction allows gaming. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. For further information, refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

We have production facilities in the United States, with development and distribution offices located in the United States, Argentina, Australia, Austria, Canada, China, Italy, Mexico, the Netherlands, South Africa, Spain, and the United Kingdom.

We market our gaming machines in two principal ways. First, product sales includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits, parts, amusement-with-prize gaming machines, equipment manufactured under original equipment manufacturing agreements and gaming related systems for smaller international casino operators. Second, we license our game content and intellectual property to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

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

We recognize revenue when the criteria listed above are met. We defer revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

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

Casino-owned daily fee lease agreements are for a fixed daily fee per day. Casino-owned daily fee games are games for which we sell the base gaming machine without a game theme to the casino at a normal sales price excluding the game theme, earn a normal product sales gross profit and then earn a lower ongoing daily fee from leasing the top box and game theme to the casino. All components or elements of the arrangement are delivered at the time of physical delivery of the gaming machine and we have no further obligation to refresh or change the game theme. Revenue recognized for casino-owned daily fee game lease arrangements is not material to our Condensed Consolidated Financial Statements. We exclude casino-owned daily fee gaming machines from our installed base of participation gaming machines.

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

Some customers prefer to lease our standard for-sale gaming machines as an option rather than to purchase them. In these cases, we lease the game and the gaming machine, either for a fixed daily fee or as a percentage of the net win of the gaming machine. We do not include leased for-sale units in our installed base of participation gaming machines.

Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we license our games, artwork, and other intellectual property. Currently these arrangements are not material to our financial results. License royalties are recorded as earned when the licensee purchases or places the game or other intellectual property, and collectibility is reasonably assured.

Recent Updates to Topics 605 and 985

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our 2010 fiscal year. Accordingly, this guidance is being applied to all new or materially modified revenue arrangements entered into since the start of our fiscal year of adoption, which is July 1, 2009. While the adoption of these two ASU’s changed our revenue recognition policies beginning in fiscal 2010, the impact on our Condensed Consolidated Financial Statements was not significant to either the nine months ended March 31, 2010, or had these ASU’s been applied retroactively, to the fiscal years ended June 30, 2009, 2008 or 2007, as we had vendor specific objective evidence (“VSOE”) for all elements of our multiple deliverable arrangements.

ASU No. 2009-13 replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements, by eliminating the criteria for objective and reliable evidence of fair value for each deliverable. ASU No 2009-13 also eliminates the use of the residual method of allocation of consideration among deliverables and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on VSOE, then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”). In the September 2009, December 2009 and March 2010 quarters, we used VSOE to value all elements in our multiple deliverable arrangements and did not use either TPE or ESP. These new revenue recognition standards will have more impact on our revenue recognition when we launch our networked gaming system and related software applications in fiscal 2011.

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

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance in Topic 985 will no longer be accounted for as software. Prior to July 1, 2009, we had determined sales of certain of our products, specifically Bluebird®2 gaming machines and revenues generated from the sales of gaming related systems by our subsidiary Systems in Progress GmbH (“SiP”) included software that was “more than incidental” to the product as a whole and accordingly were accounted for under the scope of software revenue recognition guidance in Topic 985. Effective July 1, 2009, with the adoption of ASU No. 2009-14, we no longer apply software revenue recognition guidance from Topic 985 to our Bluebird2 gaming machine sales.

Effective July 1, 2009, Topic 985 primarily effects our SiP revenues and will impact future networked gaming (“NG”) revenues because SiP and future NG revenues are derived from computer software applications and systems to be sold or leased. As we begin to commercialize NG software applications through multiple deliverable arrangements in fiscal 2011, the application of Topic 985 will require us to obtain VSOE for undelivered NG software applications in a multiple deliverable arrangement before revenue can be recognized on the subsequent delivery of a software application that is part of the multiple deliverable arrangement. This may delay the recognition of revenue and increase deferred revenues and deferred costs. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a server in the casino data center.

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

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $6.6 million and $5.6 million for the three months ended March 31, 2010 and 2009 and $18.3 million and $15.9 million for the nine months ended March 31, 2010 and 2009, respectively.

Fair Value Measurements

We apply the provisions of FASB ASC 820, “Fair Value Measurements” (“Topic 820”), to our financial assets and financial liabilities. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. The adoption of Topic 820 effective July 1, 2009 did not have a material impact on our Consolidated Financial Statements.

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

The only assets subject to fair value measurement in accordance with Topic 820 were investments in various money market funds totaling approximately $92.5 million at March 31, 2010 and approximately $96.6 million at June 30, 2009. These money market investments are included in our cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets and are considered Level 1 securities valued at quoted market prices.

Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. On a quarterly basis, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. Bad debt expense for the three months ended March 31, 2010 and 2009 was $0.7 million respectively for both periods. Bad debt expense for the nine months ended March 31, 2010 and 2009 was $1.8 million and $4.3 million, respectively. The expense in the nine months ended March 31, 2009 was higher due to the impact of the economic turndown and resulting increase in customer bankruptcy filings during that period.

The following summarizes the components of current and long-term accounts and notes receivable, net;

	March 31, 2010	June 30, 2009
Current:
Accounts receivable	$124.0	$105.6
Notes receivable	134.4	112.6
Allowance for doubtful accounts	(3.1)	(4.0)

Current accounts and notes receivable, net	$255.3	$214.2

Long-term, included in Other assets, net:
Notes receivable	$40.5	$39.6
Allowance for doubtful accounts	(1.3)	(1.3)

Long-term notes receivable, net	$39.2	$38.3

Total accounts and notes receivable, net	$294.5	$252.5

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

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of March 31, 2010 and June 30, 2009 respectively, the fair value of the accounts and notes receivable, net, approximated the carrying value.

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

In June 2009, the FASB issued ASC 105 “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”, which establishes the Codification as the single source of authoritative US GAAP. This statement is effective for interim and annual financial statements issued after September 15, 2009 and has changed the way we reference accounting standards in this Form 10-Q and in future disclosures.

In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements”. As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our 2010 fiscal year and the adoption did not have a material impact on our Consolidated Financial Statements. See the “Revenue Recognition” section in Note 2 – “Principal Accounting Policies” to the Condensed Consolidated Financial Statements and Notes thereto in this report.

In April 2010, the FASB issued ASU No. 2010-16, “Accruals for Casino Jackpot Liabilities”, which clarifies when a casino entity is required to accrue a jackpot liability. ASU No. 2010-16 will be effective for fiscal years beginning on or after December 15, 2010, which for WMS would be our fiscal year beginning July 1, 2011. Early adoption is permitted. We are currently evaluating the impact of applying the provisions of this guidance to WAP accounting in our Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

3.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income	$33.0	$24.4	$79.3	$63.8
After tax interest expense and amortization of issuance cost on convertible subordinated notes	—	0.5	0.5	1.5

Diluted earnings (numerator)	$33.0	$24.9	$79.8	$65.3

Basic weighted average common shares outstanding	57.9	48.8	55.4	49.3
Dilutive effect of stock options	1.0	0.6	1.2	1.0
Dilutive effect of restricted common stock and warrants	0.4	0.1	0.4	0.1
Dilutive effect of convertible subordinated notes	0.8	8.7	3.3	8.7

Diluted weighted average common stock and common stock equivalents (denominator)	60.1	58.2	60.3	59.1

Basic earnings per share of common stock	$0.57	$0.50	$1.43	$1.29

Diluted earnings per share of common stock and common stock equivalents	$0.55	$0.43	$1.32	$1.10

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	1.0	3.0	1.0	2.2

Included in our anti-dilutive common stock equivalents for the three months and nine months ended March 31, 2010 are warrants to purchase 0.5 million shares, of our common stock, which are contingent upon future events that were issued to Hasbro Inc. and Hasbro International, Inc. These warrants are excluded from the diluted share calculation because the vesting criteria have not been met. See Note 12, “Equity Compensation Plan – Warrants” to our Consolidated Financial Statements and Notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

4.	INVENTORIES

Inventories consisted of the following:

	March 31, 2010	June 30, 2009
Raw materials and work-in-process	$38.9	$26.8
Finished goods	20.0	16.3

Total inventories	$58.9	$43.1

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $0.8 million and $4.2 million for three months ended March 31, 2010 and March 31, 2009, respectively and $2.1 million and $12.1 million for the nine months ended March 31, 2010 and 2009, respectively. These charges are classified in cost of product sales in our Condensed Consolidated Statements of Income. The inventory write-downs were greater in the nine months ended March 31, 2009 as we transitioned to our new Bluebird2 product which was launched in the December 2008 quarter and, as a result, demand for our Bluebird product line abated more rapidly than expected due to the popularity of the Bluebird2 product.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

5.	INTANGIBLE ASSETS

General

Intangible assets recorded in our Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2010	June 30, 2009
Goodwill	$19.3	$19.9
Finite lived intangible assets, net	91.5	88.3
Indefinite lived intangible assets	3.6	3.6
Less: royalty advances and licensed or acquired technologies, short-term	(15.3)	(12.5)

Total long-term intangible assets	$99.1	$99.3

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2010 include:

Goodwill balance at June 30, 2009	$19.9
Additions	—
Foreign currency translation adjustment	(0.6)

Goodwill balance at March 31, 2010	$19.3

Other Intangible Assets

Other intangible assets consisted of the following:

		March 31, 2010			June 30, 2009
	Useful Life (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1 -15	$91.7	$(55.2)	$36.5	$79.8	$(44.2)	$35.6
Licensed or acquired technologies	1- 15	47.6	(12.5)	35.1	42.6	(9.6)	33.0
Patents	4-17	22.9	(5.3)	17.6	20.9	(4.2)	16.7
Customer relationships	6	4.5	(2.8)	1.7	4.7	(2.3)	2.4
Trademarks	4	1.3	(0.7)	0.6	1.1	(0.5)	0.6

Total		$168.0	$(76.5)	$91.5	$149.1	$(60.8)	$88.3

Indefinite lived intangible assets:
Acquired brand names		$3.6	$—	$3.6	$3.6	$—	$3.6

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The following table summarizes cash additions to finite lived intangible assets during the nine months ended March 31, 2010:

Total Additions
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$11.9
Licensed or acquired technologies	5.0
Patents	2.0
Trademarks	0.2

Total	$19.1

Certain of our intangible assets including goodwill are denominated in a foreign currency and, as such, include the effects of foreign currency translation.

Amortization expense for our finite-lived intangible assets was $5.2 million and $4.4 million for the three months ended March 31, 2010 and 2009, respectively and $15.8 million and $11.0 million for the nine months ended March 31, 2010 and 2009, respectively.

The estimated aggregate amortization expense for finite live intangible assets for each of the next five years is as follows:

2010 (remaining three months of fiscal year)	$5.6
2011	17.6
2012	9.2
2013	7.1
2014	4.7
2015	2.6

The estimated aggregate future intangible amortization as of March 31, 2010 does not reflect the significant commitments we have for future payments for royalty advances and licensed or acquired technologies. If we determine that we may not realize the net book value of any of the finite lived intangible assets or value of commitments, we would record an immediate charge against earnings up to the full amount of the value of these assets or commitments in the period in which such determination is made. See Note 11, “Commitments, Contingencies and Indemnifications” to the Condensed Consolidated Financial Statements and Notes thereto in this report.

6.	INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. Federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for income tax return purposes. The estimated effective income tax rate was approximately 27.0% and 35.6% for the three months ended March 31, 2010 and 2009, respectively and 32.1% and 33.7% for the nine months ended March 31, 2010 and 2009, respectively. In the March 2010 quarter we had several discrete income tax items that netted out to a lower effective income tax rate which increased diluted earnings per share by $0.06; primarily the completion of Federal income tax return audits by the Internal Revenue Service for fiscal 2004 through fiscal 2007 that resulted in a reduction of our liability for uncertain tax positions by $4.6 million, or a $0.07 per diluted share benefit, partially offset by the expiration of the R&D tax credit legislation effective as of December 31, 2009 which had the impact of reducing our earnings per diluted share by $0.01. Assuming that the R&D tax credit is not reinstated in the June 2010 quarter, we expect our effective tax rate will be between 36% and 37% for our June 2010 quarter.

As of March 31, 2010, we had $2.5 million of gross unrecognized tax benefits, excluding accrued interest and penalties of $0.2 million. Of the total unrecognized tax benefits, including accrued interest and penalties, $2.3 million (net of the Federal benefit) represents the portion that, if recognized, would impact the effective tax rate.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The reconciliation of the beginning and ending gross unrecognized income tax benefits, excluding accrued interest and penalties for the nine months ended March 31, 2010 is as follows:

Balance at June 30, 2009	$7.0
Additions related to prior year tax positions	—
Reductions related to prior year tax positions	(0.3)
Additions related to current year positions	0.4
Reductions due to settlements and payments	(4.6)

Balance at March 31, 2010	$2.5

We are currently under audit in a major state for fiscal years 2004 thru 2007. Approximately $0.2 million of unrecognized income tax benefits are currently subject to this audit. At this time, we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. As a result of the recent completion of the Internal Revenue Service audits, we are no longer subject to any significant U.S. Federal income tax examinations for the years before fiscal 2008. We are no longer subject to any significant local or foreign income tax examinations by tax authorities for years before fiscal 2006.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

7.	CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

At March 31, 2010, we had $9.9 million of Convertible Subordinated Notes (“Notes”) remaining outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The remaining Notes are convertible at any time into an aggregate of 0.8 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The Notes are not callable. We pay interest on the Notes semi-annually on January 15 and July 15 of each year. The conversion of the Notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense.

As of March 31, 2010, the fair value of the Notes was $31.6 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted. We have classified our Notes outstanding at March 31, 2010 as a long-term liability because we have the ability and intent to refinance them under the amended and restated revolving credit agreement we entered into on September 25, 2009.

During the nine months ended March 31, 2010, we issued approximately 7.9 million shares of our common stock $0.50 par value per share, upon the early conversion to common stock of $105.1 million principal amount of our Notes, in several separate transactions in the September 2009 and December 2009 quarters. The aggregate impact of the conversion of the $105.1 million of Notes to common stock resulted in a pre-tax charge of $0.9 million for the inducement payments and the accelerated pre-tax write-off of the proportional deferred financing costs of $0.5 million. The total pre-tax charge in fiscal 2010 will be more than offset by savings from reduced interest payments through the remaining term of the Notes, resulting in a favorable pre-tax net benefit to fiscal 2010 net income of approximately $1.4 million. As a result of the conversion of the Notes during the nine months ended fiscal 2010, our long-term debt has been reduced by $105.1 million and common stock and additional paid-in capital have increased by an aggregate of $105.1 million.

We have no maturities of debt or sinking fund requirements through June 30, 2010.

Revolving Credit Facility

On September 25, 2009, we entered into an amended and restated revolving credit agreement with a group of five banks. The amended and restated revolving credit agreement provides for borrowings up to $150 million through September 30, 2012 with the ability to expand the facility to $200 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.25x through December 31, 2010, and 3.0x thereafter, and is computed as total indebtedness outstanding at the end of each quarter divided by the trailing twelve months earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges (“Adjusted EBITDA”) as defined in the agreement. The minimum interest coverage ratio is 2.5x and is computed as trailing twelve months Adjusted EBITDA divided by trailing twelve months interest charges as defined in the revolving credit agreement.

The agreement also defines permitted restricted payments related to cash dividends, and cash repurchases of our common stock and at March 31, 2010, approximately $145.5 million was available for such purposes. The agreement also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions. No amounts were outstanding under the amended and restated revolving credit facility at March 31, 2010. As of March 31, 2010, we maintained an aggregate cash balance of $19.3 million in non-interest bearing accounts with two of the new banks in our amended and restated revolving credit facility.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Whether or not we have current borrowings outstanding under our revolving credit facility, we are required to maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. We were in compliance with all of the negative covenants and financial ratios required by our revolving credit facility as of March 31, 2010.

8.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLAN

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

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increased the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. During the nine months ended March 31, 2010, we purchased 1.0 million shares for approximately $40.0 million at an average cost of $39.32, while during the nine months ended March 31, 2009 we purchased 1.6 million shares for approximately $35.5 million at an average cost of $22.15 per share. As of March 31, 2010, we had approximately $109 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. At March 31, 2010, we had purchased approximately $3.0 million of our common stock which was settled and paid for in April 2010. At June 30, 2008, we had purchased approximately $5.0 million of our common stock which, was settled and paid in fiscal 2009.

Equity Compensation Plan

A summary of information with respect to share-based compensation expense included in our Condensed Consolidated Statements of Income for the nine months ended March 31, 2010 and 2009 respectively are as follows:

	2010	2009
Cost of product sales	$0.2	$0.1
Research and development	4.9	4.1
Selling and administrative	9.8	8.5

Share-based compensation expense included in pre-tax income	14.9	12.7
Income tax benefit related to share-based compensation	(5.6)	(4.8)

Share-based compensation expense included in net income	$9.3	$7.9

Diluted earnings per share impact of share-based compensation expense	$0.15	$0.13

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Stock Options

For the nine months ended March 2010, we granted stock options to certain of our employees. The number of options awarded to each person varied. For options granted in the nine months ended March 2010 the range in fair value on the dates of grant was from $16.84 – $18.73 per share. We determined grant-date fair value of stock options based on the Black-Scholes methodology using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 2.03% – 2.29%; expected life between 4.5 – 4.75 years; expected volatility of 0.49; and 0.0% dividend yield. Stock option activity was as follows for the nine months ended March 31, 2010:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2009	5.3	$22.37	5.4	$49.1
Granted	0.5	42.08
Exercised	(1.6)	18.97
Expired or Cancelled	—	—
Forfeited	(0.1)	29.04

Stock options outstanding at March 31, 2010	4.1	$26.00	5.1	$65.7

Stock options exercisable at March 31, 2010	2.3	$21.69	4.7	$47.1

(1)	Intrinsic value is defined as the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option.

At March 31, 2010 there was $11.8 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.9 years.

Restricted Stock Awards Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors, which vest from a range of two to four years on the grant date anniversary. Restricted stock share and restricted stock unit activity was as follows for the nine months ended March 31, 2010:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2009	0.3	$27.53
Granted	0.1	44.28
Vested	(0.1)	30.08

Nonvested balance at March 31, 2010	0.3	$29.67

	Restricted Stock Units (including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2009	0.3	$28.53
Granted	0.1	44.02
Vested	(0.1)	29.10

Nonvested balance at March 31, 2010	0.3	$34.29

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

At March 31, 2010 there was $11.9 million of total restricted stock award compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.4 years.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Equity-Based Performance Units

In September 2009, we granted equity-based performance units, which will vest upon achievement of performance goals set by our Board of Directors. The shares of stock ultimately issued to participants will be dependent upon the extent to which the financial performance goals over the three year period ended June 30, 2012 are achieved, if at all or exceeded, and can result in shares issued ranging from: (1) nothing to the extent certain minimum threshold goals are not met, (2) a percentage from 10% to 99% for the achievement and surpassing of the threshold goals up to but not including achievement of the target goals, (3) 100% of the granted amount if the target goals are met, to (4) a percentage more than 100% and up to 200% of the granted amount to the extent the target goals are exceeded. We expense the originally granted fair value of equity-based performance units outstanding over the performance period based on our current assessment of achievement of the performance goals. In August 2009, shares related to the equity-based performance units with a three-year measurement period ending June 30, 2009 were issued in accordance with the performance matrix approved at grant date in 2006. In accordance with the grant agreements, we issued shares of common stock equal to 73.3% of the number of units granted as adjusted for our three-for-two stock split in June 2007. Equity-based performance unit activity was as follows for the nine months ended March 31, 2010:

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2009	0.4	$23.92
Granted	0.1	44.28
Vested	(0.1)	16.95
Forfeited	(0.1)	19.07

Nonvested balance at March 31, 2010	0.3	$34.21

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. For the nine months ended March 31, 2010, participants purchased 37,060 shares under this plan at an average cost of $36.12.

9.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Net income	$33.0	$24.4	$79.3	$63.8
Foreign currency translation adjustment	(5.0)	(3.0)	(4.8)	(9.6)

Total comprehensive income	$28.0	$21.4	$74.5	$54.2

10.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $1.8 million and $1.1 million for the nine months ended March 31, 2010 and 2009, respectively.

For other non-cash transactions related to income taxes and the conversion of Notes, see Note 6, “Income Taxes” and Note 7, “Convertible Subordinated Notes and Revolving Credit Facility”, respectively to the Condensed Consolidated Financial Statements and Notes thereto in this report.

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

At March 31, 2010, we had total royalty and license fee advances and payments made and potential future royalty and license fee commitments as follows:

Minimum Commitments
Total royalty and license fee commitments	$234.7
Advances and payments made	(136.3)

Potential future payments	$98.4

As of March 31, 2010, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2010 (remaining three months of fiscal year)	$0.5
2011	14.1
2012	15.4
2013	15.9
2014	16.3
2015	14.8
Thereafter	21.4

Total	$98.4

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2010, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of March 31, 2010, we were not aware of any obligations arising under these agreements that would require material payments.

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Performance Bonds

We have performance and other bonds outstanding of $1.7 million at March 31, 2010, $1.0 million of which is attributed to one customer related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at March 31, 2010.

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

On October 2, 2003, La Societe de Loteries du Quebec (“Loto-Quebec”) filed claims against us and Video Lottery Consultants Inc., a subsidiary of International Game Technology, (“VLC”) in the Superior Court of the Province of Quebec, Quebec City District (200-06-000017-015). The pleadings alleged that Loto-Quebec would be entitled to be indemnified by the manufacturers of Loto-Quebec’s VLTs, specifically WMS and VLC, if the class action plaintiffs, described below, were successful in the pending class action lawsuit against Loto-Quebec. In July 2008, we entered into a settlement agreement with Loto-Quebec under which Loto-Quebec agreed to suspend the action in warranty against us in exchange for our agreement to continue cooperating with the defense of the class action lawsuit against Loto-Quebec and, in the event of an adverse outcome in such lawsuit against Loto-Quebec, to arbitration of any warranty claim by Loto-Quebec.

The class action lawsuit discussed in Loto-Quebec’s claim was brought on May 18, 2001 against Loto-Quebec in the Superior Court of the Province of Quebec. It alleged that the members of the class developed a pathological gambling addiction by using Loto-Quebec’s VLTs and that Loto-Quebec, as owner, operator and distributor of VLTs, failed to warn players of the alleged dangers associated with VLTs. Loto-Quebec and the class-action plaintiffs reached a court approved settlement in March 2010. Loto-Quebec has indicated it does not expect to pursue arbitration of any claims against us under the terms of our settlement agreement, but the time period for a final election by Loto-Quebec under the settlement agreement has not expired. At this time we cannot predict whether Loto-Quebec will pursue any claims and what the ultimate outcome may be of any such claims.

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

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We design, manufacture and distribute gaming machines and video lottery terminals (“VLTs”) for customers in legalized gaming jurisdictions worldwide. Our products consist primarily of video gaming machines, mechanical reel gaming machines and VLTs. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. In fiscal 2011 we expect to provide fully networked business service solutions to our customers which are aimed at increasing the revenue generating capabilities and operational efficiency of casino gaming floors and that use industry standard communication protocols in order to be interoperable with our competitor’s systems that utilized the industry standard communication protocol in their gaming systems.

We generate revenue in two principal ways: product sales and gaming operations, as further described below. The financial market crisis that began in 2008 has disrupted credit and equity markets worldwide and has led to a weakened global economic environment. The effect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our industry. Some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar year 2010 than in calendar 2009, coupled with many customers reducing their annual capital budgets for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos. In anticipation of the further lengthening of the replacement cycle and in response to the challenging economic environment, we reduced the number of new employees we hired in fiscal 2009 and thus far in fiscal 2010, and took actions to contain non-payroll related spending. In fiscal 2010, we remain focused on controlling spending and prioritizing capital expenditures and other discretionary items. The economic crisis lowered the number of new units we sold in fiscal 2009 and this continued in the first three quarters of fiscal 2010.

We had expected that with our launch of the network gaming-enabled Bluebird2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level for the past few years. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. For fiscal 2009, Bluebird2 units accounted for 35% of our total new units shipped and with the continuing transition in the market to this new product, accounted for approximately 81% of new unit shipments in the nine months ended March 31, 2010. We sold more new units in the March 2010 quarter than in the March 2009 quarter due to the popularity of our products enabling us to increase our share of units shipped in the United States and Canada. We believe that as the economy continues to improve, the capital budgets of our customers will increase, the replacement demand in future years will improve, and we’ll also experience an increase in demand from casino expansions and new casino openings.

We believe several recent developments fueled by the challenging economic situation will benefit us in the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire, Maine and Massachusetts. The breadth and timing of these opportunities remains uncertain due to the political process in each of these jurisdictions as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. In fiscal 2010 we also expanded our channels of distribution by entering several markets that we had not directly served by introducing our gaming machines and new products. We are focused on expanding our initial presence in the Class II and central determinant markets and the Mexico market as it moves to Class III style gaming, and entering the New South Wales, Australia market, as well as opportunities for new or expanded gaming in Italy, Singapore, Spain and Taiwan.

Product Sales

Product sales revenue includes the sale of new and used gaming machines and VLTs, parts, conversion kits (including game theme and/or operating system conversions), amusement-with-prize (“AWP”) gaming machines, gaming-related systems for smaller international casino operators and equipment manufactured under original equipment manufacturing (“OEM”) agreements to casinos and other licensed gaming machine operators. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2 and Orion Financement Company (“Orion Gaming”) Twinstar™ and Twinstar2-branded gaming machines;

➢	Mechanical reel-spinning gaming machines in our Bluebird and Bluebird2 branded gaming machines;

➢	Beginning in the June 2010 quarter, Bluebird xD™ branded gaming machines for the global market and Helio™s branded machine offered in international markets under the Orion Gaming name;

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

OUR FOCUS

We continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new or expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty. We believe that gaming operators’ replacement buying demand will begin to improve in calendar 2010, as we believe, in general, that casino capital budgets are modestly higher than they were for calendar 2009.

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

Quarter Ended March 2010 Result: During the three months ended March 31, 2010, our average installed base of participation gaming machines increased 4.6% over the prior year and, at March 31, 2010, our total installed participation footprint stood at 10,287 units compared to 9,901 units at March 31, 2009. Growth in the installed base was primarily led by our WAP gaming machines, which at March 31, 2010 comprised 31.6% of the footprint compared to 21.6% at March 31, 2009. The WAP footprint increased to 3,246 units at March 31, 2010 and was up 1,109 units or 52% compared to March 31, 2009, largely reflecting the successful launch of new WAP games. The increase in WAP games was partially offset by lower units of our stand-alone and LAP gaming machines at March 31, 2010. A shift in strategy in fiscal 2007 to focus on return on investment of our gaming operations assets coupled with a higher percentage of installed base being higher earning WAP gaming machines helped result in revenue per day for the quarter ended March 31, 2010 increasing by 8.5% to $76.37 per day from $70.37 per day for the March 2009 quarter. This strategy includes limiting the number of gaming machines for specific new themes at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. By controlling the initial placement of new participation products, we continued to reduce the capital invested in gaming operations. An 8.5% improvement in the average daily revenue, coupled with the 4.6% improvement in the average installed base, produced a 13.5% year-over-year increase in participation revenue in our gaming operations business to $70.4 million for the quarter ended March 31, 2010, which attests to the continued strong play levels and player appeal of our participation products.

2.	Priority: Grow our United States and Canadian market share by innovating differentiated products.

Quarter Ended March 2010 Result: The United States and Canadian replacement cycle has been abnormally low and the challenges facing our industry and the overall economy have continued, thus overall industry demand has been reduced. Even in this challenging environment our year-over-year new unit shipment volume was up 10.6% from the prior year quarter reflecting an increase in U.S. and Canadian shipments. To further diversify our revenue streams, we announced late in fiscal 2009 that we would directly enter the Class II, electronic bingo and central determinant market following expiration of our previous licensing agreements for those markets. Through an alliance with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm, over time we will combine our existing library of over 200 for-sale games with Bluberi’s proven system capabilities for the Class II, electronic bingo and central determinant markets. We shipped our first gaming machines to a Class II market in the September 2009 quarter, and shipments grew in the December 2009 and March 2010 quarters, and we expect to increase shipments into these markets in the June 2010 quarter. We expect to launch our new Bluebird xD gaming cabinet in the June 2010 quarter and, given the initial customer response at recent industry trade shows, we expect strong demand for this new product. We are dependent, in part, on innovative new products, casinos expansions and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and for the quarter ended March 31, 2010, such expenses were $26.7 million, up $1.9 million, or 7.7%, compared to the prior year. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Priority: Expand the breadth and profitability of our international business.

Quarter Ended March 2010 Result: Shipments to international markets represented 33.6% of our total new unit shipments in the quarter ended March 31, 2010, compared with 38.2% for the prior year quarter. During the March 2010 quarter, international new unit shipments decreased 9.5% from the prior year quarter, as economic challenges are evident in some regions, principally Western European and Latin American markets, as well as the impact of the higher mix of premium Bluebird2 units. In late fiscal 2008, Orion Gaming launched its new Twinstar2 gaming machine and its new N-Able™ operating system that we expect will drive greater demand for Orion Gaming products in the future. In January 2010, we had the formal product launch of a new value-priced gaming cabinet called Helios that will be targeted at select international markets where the economics of the facilities do not justify the premium priced points of the Bluebird, Bluebird2 or Orion Gaming’s Twinstar or Twinstar2 gaming machines. In the March 2010 quarter we successfully completed the second of two required field trials of our Bluebird2 gaming machines in New South Wales, Australia and our distributor received regulatory approval for our Bluebird2 gaming machine and the first three game themes. We have since received additional game theme approvals and earned our first revenues in the March 2010 quarter. We shipped our first direct shipment of gaming machines into Mexico in the June 2009 quarter and expanded shipments to this market in each of the first three quarters of fiscal 2010. We continue to make progress in preparing for the opening of the new VLT market in Italy. Although much effort is still needed before the first gaming machines are placed in Italy, we anticipate we will see the first shipments in mid-fiscal 2011. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We also expect that the launch of the new Bluebird xD gaming cabinet and our new value-priced Helios cabinet in Spring 2010 will benefit our shipments into the international markets.

4.	Priority: Improve our gross margins and operating margins.

Quarter Ended March 2010 Result: For the quarter ended March 31, 2010, our overall gross margin decreased by 120 basis points to 63.7% as an improvement in product sales margin was more than offset by the expected decline in gaming operations margin. Product sales gross margin was 53.5% compared with 53.2% in the year-ago period, which reflects ongoing success from continuous improvement efforts, including supply chain enhancements and lower inventory obsolescence charges, partially offset by new unit sales to new distribution channels that carry slightly lower margins. We continue to implement our lean sigma and strategic sourcing initiatives, and we are realizing positive results, and we believe these initiatives will continue to drive margin improvement in future years. We expect to benefit from higher average selling prices in future periods coupled with an expanded volume of business that should result in greater volume discounts from our suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing cost per unit and increasing gross margin per unit. Gross margin from gaming operations was 81.0% in the March 2010 quarter compared with 84.9% in the prior-year period, primarily reflecting the impact of the higher mix of WAP units in the installed base, unfavorable jackpot expense and the impact of lower high-margin royalty revenues.

Our operating margin improved 140 basis points to 22.5% for the quarter ended March 31, 2010 from 21.1% in the prior year quarter. Through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins.

5.	Priority: Increase our cash flow from operations.

Quarter Ended March 2010 Result: For the quarter ended March 31, 2010 we had cash provided by operations of $41.2 million compared to $30.1 million of cash provided by operations in the prior year, for a change of $11.1 million. The net cash provided by operations for the quarter ended March 31, 2010 reflects higher net income and improve changes in operating assets and liabilities, partially offset by lower depreciation, deferred income taxes and non-cash items.

In addition, our cash flows used in investing activities were $10.6 million lower for the quarter end March 31, 2010 compared to the prior year quarter, primarily driven by lower property, plant and equipment purchases. The installed footprint of participation gaming machines at March 31, 2010 increased 386 units or 3.9% over March 31, 2009. During the March 2010 quarter our investment in gaming operations equipment totaled $10.4 million, compared to the $8.5 million invested in the prior year quarter. Our total cash, cash equivalents and restricted cash as of March 31, 2010, rose 4.3% to $161.4 million from $154.7 million as of June 30, 2009 and increased slightly from December 31, 2009. We paid approximately $22.0 million for repurchases of our common stock in the quarter ended March 31, 2010 compared to $10.0 million in the prior year quarter.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions that can extend our international presence, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the quarter ended March 31, 2010, our research and development spending was $26.7 million, which was 7.7% higher compared to the prior year. In the March 2010 quarter, we spent $12.3 million on additions to property, plant and equipment, $10.4 million on additions to gaming operations equipment and $0.6 million to acquire or license intangible and other assets. During the quarter ended March 31, 2010, we paid approximately $22.0 million to repurchase 579,020 shares of our common stock in the open market at an average cost of $38.06. At March 31, 2010 we recorded a liability for $3.0 million for an additional 71,200 shares repurchased which traded prior to March 31, 2010 but were settled in early April 2010.

NG

We believe that server-enabled networked gaming (“NG”) will be the next significant technology advancement in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, new applications, game functionality, and system-wide features can be enabled on the gaming machines from the server. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2010 leading up to the full commercial launch of our WAGE-NET® NG system that we now expect later in calendar year 2010.

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

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology Inc. (“IGT”). This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG infrastructures. In May 2008, we received GLI approval on the first-point release of our WAGE-NET NG system, incorporating GSA communication standards and basic NG functionality, which as part of a technical beta test was placed at a popular tribal casino. We received GLI approval for the second-point release of WAGE-NET in January 2009, which is in a technical beta test at a popular casino on the East Coast. This version was also implemented in a technical beta test in a Gulfport, Mississippi casino, which was successfully concluded and received Mississippi Gaming Commission approval in October 2009. In July 2008, we received approval for the first-point release of WAGE-NET from the Nevada gaming regulators and began a field trial at a popular Las Vegas strip casino. In December 2008, after successful completion of the field trial, we obtained the approval by the Nevada Gaming Commission of the first generation WAGE-NET system, including the remote configuration and downloadable applications. This version of WAGE-NET is GSA compliant, demonstrates our total commitment to support open architecture and standards-based protocols that our casino customers want and should expect. This version was subsequently enhanced and is currently on a field trial at two casinos in Las Vegas. We recently received regulatory approval and in February 2010 commenced a field trial of this version of WAGE-NET system at a popular casino in Canada. We further refined WAGE-NET with additional features and functionality in another point release of the software and this version has been submitted to the Nevada Gaming Regulators and GLI. We expect the commercial version of the WAGE-NET system to be submitted to various gaming regulators in the June 2010 quarter, with approvals and commercial product launch to occur in the December 2010 quarter.

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. During the nine months ended March 31, 2010, we purchased 1.0 million shares for approximately $40.0 million at an average cost of $39.32, while during the nine months ended March 31, 2009 we purchased 1.6 million shares for approximately $35.5 million at an average cost of $22.15 per share. As of March 31, 2010, we had approximately $109 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. At March 31, 2010, we had purchased approximately $3.0 million of our common stock which was settled and paid for in April 2010. At June 30, 2008, we had purchased approximately $5.0 million of our common stock which, was settled and paid in fiscal 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and Note 2 Principal Accounting Policies – “Revenue Recognition” to the Condensed Consolidated Financial Statements and Notes thereto in this report. We have not made any changes in critical accounting policies and estimates other than the change to revenue recognition described in the accompanying footnotes to our Consolidated Financial Statements during the three and nine months ended March 31, 2010.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. In addition, quarterly revenues and net income may increase when we receive a larger number of product approvals or a new jurisdiction allows gaming. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. For further information, refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators. This information should be read in conjunction with our Condensed Consolidated Statements of Income (in millions, except unit and per share data):

	Three Months Ended March 31,		Increase (Decrease)		Percent Increase (Decrease)
	2010	2009
Product Sales Revenues
New unit sales revenues	$105.7	$95.5	$10.2		10.7%
Other product sales revenues	18.2	18.5	(0.3)		(1.6)

Total product sales revenues	$123.9	$114.0	$9.9		8.7

New units sold	6,618	6,431	187		2.9
Average sales price per new unit	$15,976	$14,854	$1,122		7.6
Gross profit on product sales revenues(1)	$66.3	$60.6	$5.7		9.4
Gross margin on product sales revenues(1)	53.5%	53.2%	30	bp	0.6

Gaming Operations Revenues
Participation revenues	$70.4	$62.0	$8.4		13.5
Other gaming operations revenues	3.2	4.8	(1.6)		(33.3)

Total gaming operations revenues	$73.6	$66.8	$6.8		10.2

WAP gaming machines at period end	3,246	2,137	1,109		51.9
LAP gaming machines at period end	2,177	2,369	(192)		(8.1)
Stand-alone gaming machines at period end	4,864	5,395	(531)		(9.8)

Total installed participation base at period end	10,287	9,901	386		3.9

Average participation installed base	10,237	9,785	452		4.6
Average revenue per day per participation machine	$76.37	$70.37	$6.00		8.5

Installed casino-owned daily fee games at period end	444	666	(222)		(33.3)
Average casino-owned daily fee games installed base	434	771	(337)		(43.7)

Gross profit on gaming operations revenues(1)	$59.6	$56.7	$2.9		5.1
Gross margin on gaming operations revenues(1)	81.0%	84.9%	(390	)bp	(4.6)

Total revenues	$197.5	$180.8	$16.7		9.2
Total gross profit(1)	$125.9	$117.3	$8.6		7.3
Total gross margin(1)	63.7%	64.9%	(120	)bp	(1.8)
Total operating income	$44.5	$38.2	$6.3		16.5
Total operating margin	22.5%	21.1%	140	bp	6.6

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for quarter ended March 2010 increased 9.2% or $16.7 million, over the March 2009 quarter, reflecting:

➢	A $10.2 million, or 10.7%, increase in new unit sales revenue as a result of:

➢	A 187 unit, or 2.9%, increase in new units sold as:

➢

New units sold in the United States and Canada totaled 4,392 units, an increase of 10.6%, due to a 23% increase in U.S. and Canadian replacement market shipments partially offset by lower new casino and expansion demand;

➢

International new units sold decreased 9.5% from the prior year to 2,226 units, reflecting economic challenges and tightening credit markets across international regions, especially the Western European and Latin American markets; and

➢	Sales of mechanical reel products totaled 2,217 units, or approximately 33.5% of total new units sold compared to 19.8% of units sold in the prior year.

➢

A 7.6% increase in the average selling price of new gaming machines to a $15,976, principally reflecting the greater sales mix of premium-priced products, which included the sale of approximately 5,900 Bluebird2 gaming machines, representing approximately 89.3% of our total new unit sales compared to approximately 3,000 Bluebird2 gaming machines sold or 46.8% of total units sold for the prior year period.

➢

A $0.3 million, or 1.6%, decrease in other product sales revenues, as revenue from game conversion kit sales, parts and other higher margin items were largely flat as were revenues from sales of used gaming machines and other low margin items:

➢

We sold approximately 2,200 used gaming machines during the March 2010 quarter at lower prices, primarily competitor product, compared to approximately 1,400 used gaming machines in the prior year period; and

➢

We earned revenue on approximately 3,000 game conversion kits in the March 2010 quarter, compared to approximately 2,700 game conversion kits in the prior year period, and the average selling price achieved was relatively flat compared to the fiscal 2009 period.

➢	An $8.4 million, or 13.5%, growth in participation revenues due primarily to:

➢

A 4.6% increase, or 452 units, in the average installed base of participation gaming machines in the March 2010 quarter driven by the 1,109 unit growth in our WAP gaming machines partially offset by an anticipated reduction in the LAP and stand-alone installed base. The stand-alone installed base decreased by 531 units primarily due to certain game series coming to the end of their life cycle. The LAP units in the installed base at March 31, 2010 decreased by 192 units compared to the prior year period. The WAP units in the installed base at March 31, 2010 was 51.9% or 1,109 units higher than at March 31, 2009, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels product lines. Our controlled roll-out strategy of new games has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 31.6% and 21.6% of the installed base at March 31, 2010 and 2009, respectively.

➢

Overall average revenue per day increased by $6.00, or 8.5%, principally reflecting the mix shift in the installed base to a higher percentage of WAP units which have a higher revenue per day than LAP and stand-alone games and our active program to relocate low-performing participation gaming machines to casinos where we expect higher performance, partially offset by lower casino play levels due to a continuing challenging economy.

➢

A $1.6 million, or 33.3%, decrease in other gaming operations revenues as we experienced lower royalty revenues as a result of game content license agreements to third parties for certain markets reaching the end of the license term and we elected to not renew such agreements so we can directly enter these markets and sell our gaming machines and game content directly rather than through licenses, such as Class II and the Mexican and Australian markets. The reduction in royalty revenues from the prior year period from these expired license agreements was not material to our Consolidated Financial Statements. Although we expect that future royalty revenues will be lower as a result of these expirations, we also expect our product sales and gaming operations revenue to increase and, over time, expect those revenues to exceed the previously recorded levels of royalty revenue.

➢	We have other license agreements that have termination dates within the next twelve months that were not material to our Consolidated Financial Statements for the quarter ended March 31, 2010.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 7.3%, or $8.6 million, to $125.9 million for the quarter ended March 31, 2010 from $117.3 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $6.6 million and $5.6 million in the quarter ended March 31, 2010 and 2009, respectively, in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 53.5% for the March 2010 quarter, compared to 53.2% for the prior year period. Gross margin for fiscal 2009 reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with $3.4 million in lower excess and obsolete inventory charges, partially offset by new unit sales to distribution channels that carry a slightly lower margin. We incurred higher excess and obsolete inventory charges in the prior year period as we prepared for customers transitioning to our new Bluebird2 gaming cabinet.

➢

Gross margin on gaming operations revenues was 81.0% in the three months ended March 31, 2010, compared to 84.9% in the prior year period, reflecting the higher mix of WAP units and less favorable WAP jackpot expense experience Gaming operations gross margin was negatively impacted by an immaterial amount from lower royalty revenues primarily the result of license agreements for certain markets reaching the end of the license term and our election not to renew such agreements so we can directly enter these markets, such as Class II gaming machines and the Mexican and Australian markets. We have other game content license agreements that have termination dates within the next twelve months that generated an immaterial amount of gross profit in the quarter ended March 31, 2010.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended March 31,
	2010		2009		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$26.7	13.5%	$24.8	13.7%	$1.9	7.7%
Selling and administrative	38.0	19.2	37.0	20.5	1.0	2.7
Depreciation	16.7	8.5	17.3	9.6	(0.6)	(3.5)

Total operating expenses	$81.4	41.2%	$79.1	43.8%	$2.3	2.9%

Research and development expenses were up $1.9 million compared to the prior year period at $24.8 million. The current year spending reflects:

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

The acceleration of our new systems and enterprise-wide system applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the launch of NG systems later in calendar year 2010; partially offset by

➢	Our efforts to contain costs.

Selling and administrative expenses increased 2.7%, or $1.0 million, to $38.0 million in the March 2010 quarter compared to $37.0 million in the prior year period. Selling and administrative expenses as a percentage of revenues decreased 130 basis points, as we continue to focus on effectively managing these costs. The year-over-year change includes:

➢

Increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and higher performance based incentive costs associated with improved operating performance; partially offset by.

➢	A reduction in legal expense in the March 2010 quarter from the prior year period.

Depreciation expense declined slightly by $0.6 million to $16.7 million in the quarter ended March 31, 2010 compared to $17.3 million in the prior year period. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation gaming machines, coupled with a greater number of participation gaming machines having been depreciated to their residual value.

Operating Income and Operating Margin

Our operating income increased by $6.3 million or 16.5% in the March 2010 quarter on a 9.2% increase in total revenues. For the quarter ended March 2010, our operating margin of 22.5% represented a 140 basis point increase over the 21.1% operating margin achieved in the prior year period. This improvement was achieved by the improvements in product sales gross margin, coupled with higher-margin gaming operations accounting for 37.3% of total revenues in the quarter ended March 31, 2010 compared to 36.9% in the prior year period, and a decrease in operating expenses as a percent of sales by 260 basis points.

Interest Expense

We incurred interest expense of $0.4 million for the quarter ended March 31, 2010 compared to $0.9 million for the prior year period reflecting the impact of the early conversion of the $105.1 million of 2.75% convertible notes (“Notes”). During the March 2009 quarter, we also incurred interest on $25.0 million that we had borrowed on our revolving credit facility, which was repaid by the end of that quarter.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net increased by $0.5 million to $1.1 million for the quarter ended March 31, 2010 compared to $0.6 million for the prior year period. The change is primarily due to interest income on a greater amount of extended payment term financings as long-term notes receivable during the March 2010 quarter were greater than in the March 2009 quarter.

Income Taxes

The estimated effective income tax rates were approximately 27.0% and 35.6% for the quarters ended March 31, 2010 and March 31, 2009, respectively.

The March 2010 quarter estimated effective tax rate reflects:

➢	Impact of the completion of the Internal Revenue Service income tax audits for the fiscal years 2004 through 2007

➢	Increased impact of permanent tax items in the first nine months of fiscal 2010; partially offset by

➢	Increased income over fiscal 2009; and

➢	Impact of the expiration on the Federal research and development tax credit as of December 31, 2009

The March 2009 quarter effective tax rate reflects:

➢	The research and development tax credit which was reinstated retroactively in October 2008;

➢	Increased income; and

➢	A higher domestic manufacturing deduction.

In the March 2010 quarter we had several discrete income tax items that netted out to a lower effective income tax rate which increased diluted earnings per share by $0.06; primarily the completion of Federal income tax return audits by the Internal Revenue Service for fiscal 2004 through fiscal 2007 that resulted in a reduction of our liability for uncertain tax positions by $4.6 million, or a $0.07 per diluted share benefit, partially offset by the expiration of the R&D tax credit legislation effective as of December 31, 2009 which had the impact of reducing our earnings per diluted share by $0.01. Assuming that the R&D tax credit is not reinstated in the June 2010 quarter, we expect our effective tax rate will be between 36% and 37% for our June 2010 quarter.

Earnings Per Share

Diluted earnings per share increased 27.9% on a 9.2% increase in revenues to $0.55 for the quarter ended March 31, 2010 from $0.43 for prior year period. Our diluted earnings per share for the quarter ended March 31, 2010 includes a $0.06 net benefit compared with the prior year period resulting from discrete income tax items, primarily related to the favorable completion of Federal income tax audits through fiscal 2007 that resulted in a $0.07 per diluted earnings per share benefit, partially offset by a $0.01 per diluted earnings per share reduction resulting from the expiration of the Federal research and development tax credit at December 31, 2009. The increase in earnings per share is attributable to increased net income for the quarter.

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators. This information should be read in conjunction with our Condensed Consolidated Statements of Income (in millions, except unit and per share data):

	Nine Months Ended March 31,		Increase (Decrease)		Percent Increase (Decrease)
	2010	2009
Product Sales Revenues
New unit sales revenues	$277.5	$271.6	$5.9		2.2%
Other product sales revenues	48.3	44.6	3.7		8.3

Total product sales revenues	$325.8	$316.2	$9.6		3.0

New units sold	17,868	19,441	(1,573)		(8.1)
Average sales price per new unit	$15,532	$13,972	$1,560		11.2
Gross profit on product sales revenues(1)	$170.9	$162.1	$8.8		5.4
Gross margin on product sales revenues(1)	52.5%	51.3%	120	bp	2.3

Gaming Operations Revenues
Participation revenues	$214.8	$179.5	$35.3		19.7
Other gaming operations revenues	11.1	14.9	(3.8)		(25.5)

Total gaming operations revenues	$225.9	$194.4	$31.5		16.2

WAP gaming machines at period end	3,246	2,137	1,109		51.9
LAP gaming machines at period end	2,177	2,369	(192)		(8.1)
Stand-alone gaming machines at period end	4,864	5,395	(531)		(9.8)

Total installed participation base at period end	10,287	9,901	386		3.9

Average participation installed base	10,277	9,554	723		7.6
Average revenue per day per participation machine	$76.27	$68.57	$7.70		11.2

Installed casino-owned daily fee games at period end	444	666	(222)		(33.3)
Average casino-owned daily fee games installed base	430	802	(372)		(46.4)

Gross profit on gaming operations revenues(1)	$182.4	$160.4	$22.0		13.7
Gross margin on gaming operations revenues(1)	80.7%	82.5%	(180	)bp	(2.2)

Total revenues	$551.7	$510.6	$41.1		8.0
Total gross profit(1)	$353.3	$322.5	$30.8		9.6
Total gross margin(1)	64.0%	63.2%	80	bp	1.3
Total operating income	$115.5	$92.8	$22.7		24.5
Total operating margin	20.9%	18.2%	270	bp	14.8

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for the nine months ended March 31, 2010 increased 8.0% or $41.1 million, over the nine months ended March 31, 2009, reflecting:

➢	A $5.9 million, or 2.2%, increase in new unit sales revenue as a result of:

➢	A 1,573 unit, or 8.1%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 11,793 units, a decrease of 2.6%, due to lower industry demand resulting from the slow economy and our customers’ lower capital budgets in calendar 2009;

➢

International new units sold decreased 17.1% from the prior year to 6,075 units, reflecting economic challenges and tightening credit markets across international regions, especially the Western European and Latin American markets; and

➢	Sales of mechanical reel products totaled 5,708 units, or approximately 31.9% of total new units sold compared to 22.2% of units sold in the prior year.

➢

An 11.2% increase in the average selling price of new gaming machines to $15,532, principally reflecting the greater sales mix of premium-priced products, which included the sale of approximately 14,500 Bluebird2 gaming machines, representing approximately 81.1% of our total new unit sales compared to 4,900 Bluebird2 gaming machines sold or 14.8% of new units sold after the soft launch of the product in the September 2008 quarter.

➢

A $3.7 million, or 8.3%, increase in other product sales revenues, reflecting higher sales of lower-margin used gaming machines and parts sales and higher SiP revenues, partially offset by a decrease in game conversion revenues.

➢	We sold approximately 5,900 used gaming machines during the nine months ended March 31, 2010, compared to approximately 3,000 used gaming machines in the prior year period; and

➢

We earned revenue on approximately 7,700 game conversion kits in the nine months ended March 31, 2010, which was up 4.1% compared to the conversion kits in the prior year period, while the average selling price achieved was lower than in fiscal 2009.

➢	A $35.3 million, or 19.7%, growth in participation revenues due primarily to:

➢

A 7.6% increase, or 723 units, in the average installed base of participation gaming machines in the nine months ended March 31, 2010 driven by the growth in our WAP gaming machines. The stand-alone installed base decreased by 531 units primarily due to certain game series coming to the end of their life cycle. The LAP units in the installed base at March 31, 2010 decreased by 192 units compared to the prior year period. The WAP units in the installed base at March 31, 2010 was 51.9% or 1,109 units higher than at March 31, 2009, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels product lines. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the WAP units. The WAP installed base accounted for 31.6% and 21.6% of the installed base at March 31, 2010 and 2009, respectively.

➢

Overall average revenue per day increased by $7.70, or 11.2%, principally reflecting the mix shift in the installed base to a higher percentage of WAP units which have a higher revenue per day than LAP and stand-alone games and our active program to relocate low-performing participation gaming machines to casinos where we expect higher performance partially offset by lower levels of casino play due to a continuing challenging economy.

➢

A $3.8 million, or 25.5%, decrease in other gaming operations revenues during the nine months ended March 31, 2010 as we experienced lower royalty revenues as a result of game content license agreements to third parties for certain markets reaching the end of the license term and we elected to not renew such agreements so we can directly enter these markets and sell our gaming machines and game content directly rather than through licenses, such as Class II gaming machines and the Mexican and Australian markets. The reduction in royalty revenues resulting from these expired license agreements was not material to our Consolidated Financial Statements. Although we expect that future royalty revenues will be lower as a result of these expirations, we also expect our product sales and gaming operations revenue to increase and, over time, expect those revenues to exceed the previously recorded levels of royalty revenue.

➢	We have other license agreements that have termination dates within the next twelve months that were not material to our Consolidated Financial Statements for the nine months ended March 31, 2010.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 9.6%, or $30.8 million, to $353.3 million for the nine months ended March 31, 2010 from $322.5 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $18.3 million and $15.9 million in the nine months ended March 31, 2010 and 2009, respectively, in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 52.5% for the nine months ended March 31, 2010, compared to 51.3% for the prior year period. Gross margin for fiscal 2009 reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with a higher average selling price due to greater sales of premium gaming machines, including our new Bluebird2 platform and $10.0 million in lower excess and obsolete inventory charges, partially offset by a lower volume of business and a higher amount of lower margin used game sales and parts sales. We incurred higher excess and obsolete inventory charges in the prior year period as we prepared for customers transitioning to our new Bluebird2 gaming cabinet.

➢

Gross margin on gaming operations revenues was 80.7% in the nine months ended March 31, 2010, compared to 82.5% from the prior year period, reflecting the impact of higher mix of WAP units and less favorable WAP jackpot expense experience. Gaming operations gross margin was negatively impacted during the nine months ended March 31, 2010 by an immaterial amount from lower royalty revenues as a result of license agreements for certain markets reaching the end of the license term and our election not to renew such agreements so we can directly enter these markets, such as Class II gaming machines and the Australia market. We have other game content license agreements that have termination dates within the next twelve months that generated an immaterial amount of gross profit in the nine months ended March 31, 2010.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Nine Months Ended March 31,
	2010		2009		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$79.1	14.3%	$72.7	14.2%	$6.4	8.8%
Selling and administrative	107.8	19.5	105.6	20.7	2.2	2.1
Depreciation	50.9	9.2	51.4	10.1	(0.5)	(1.0)

Total operating expenses	$237.8	43.0%	$229.7	45.0%	$8.1	3.5%

Research and development expenses increased 8.8% or $6.4 million to $79.1 million in the nine months ended March 31, 2010, compared to $72.7 million in the prior year period. The year-over-year increase reflects:

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

Higher costs to accelerate new systems and enterprise-wide system applications for our Casino Evolved suite of innovative, high-value products in preparation for the launch of NG systems later in calendar year 2010;

➢

Increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above and higher performance-based incentive costs associated with improved operating performance; partially offset by

➢	Our efforts to contain costs.

Selling and administrative expenses increased 2.1%, or $2.2 million, to $107.8 million in the nine months ended March 31, 2010 compared to $105.6 million in the prior year period. Selling and administrative expenses as a percentage of revenues decreased 120 basis points. The year-over-year change includes:

➢	A reduction in legal expense in the nine months ended March 31, 2010 from the prior year period; and

➢

Increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and higher performance based incentive costs associated with improved operating performance; partially offset by

➢

A reduction in bad debt expense to $1.8 million in the nine months ended March 31, 2010 from $4.3 million in the prior year period. The expense in the nine months ended March 31, 2009 was higher due to the impact of the economic turndown and resulting increase in customer bankruptcy filings during that period.

Depreciation expense declined slightly by $0.5 million to $50.9 million in the nine months ended March 31, 2010 compared to $51.4 million in the prior year period. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation gaming machine placements, coupled with a greater number of participation gaming machines having been depreciated to their residual value.

Operating Income and Operating Margin

Our operating income increased to $115.5 million or by 24.5% in the nine months ended March 31, 2010 on an 8.0% increase in total revenues. For the nine months ended March 31, 2010, our operating margin of 20.9% represented a 270 basis point increase over the 18.2% operating margin achieved in the prior year period. This improvement was achieved based on the increase in product sales gross margins, coupled with higher-margin gaming operations accounting for 40.9% of total revenues in the nine months ended March 31, 2010 compared to 38.1% in the prior year period, and a decrease in operating expenses to 43.0% of revenues in the current period compared to 45.0% in the prior year period.

Interest Expense

We incurred interest expense of $2.9 million for the nine months ended March 31, 2010 compared to $3.1 million for the prior year period. The 2010 period includes approximately $1.4 million of expenses related to the inducement costs and proportional write-off of deferred financing costs related to the early conversion by Note holders of our $105.1 million Notes into common stock. During the March 2009 and December 2008 quarters, we also incurred interest on $25 million borrowed on our revolving credit facility, which was repaid by the end of each of the quarters.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net decreased by $2.3 million to $4.2 million for the nine months ended March 31, 2010 compared to $6.5 million for the prior year period, primarily due to a pre-tax gain of $5.0 million from a cash settlement of trademark litigation in the December 2008 period, partially offset by interest income rising from a greater amount of extended payment term financing as long-term notes receivable in the March 2010 period.

Income Taxes

The effective income tax rates were approximately 32.1% and 33.7% for the nine months ended March 31, 2010 and 2009, respectively.

The nine months ended March 31, 2010 estimated effective tax rate reflects:

➢	Impact of the completion of the Internal Revenue Service income tax audits for the years 2004 through 2007

➢	Increased impact of permanent tax items in the period.

➢	Increased income over fiscal 2009; partially offset by the

➢	Impact of the expiration of the Federal research and development tax credit as of December 31, 2009

The March 2009 nine month period effective tax rate reflects:

➢	The research and development tax credit which was reinstated in October 2008, retroactive to the beginning of calendar year 2008;

➢	Higher domestic manufacturing deduction; partially offset by

➢	Increased income.

In the March 2010 quarter we had several discrete income tax items that netted out to a lower effective income tax rate which increased diluted earnings per share by $0.06; primarily the completion of Federal income tax return audits by the Internal Revenue Service for fiscal 2004 through fiscal 2007 that resulted in a reduction of our liability for uncertain tax positions by $4.6 million, or a $0.07 per diluted share benefit, partially offset by the expiration of the R&D tax credit legislation effective as of December 31, 2009 which had the impact of reducing our earnings per diluted share by $0.01 . Assuming that the R&D tax credit is not reinstated in the June 2010 quarter, we expect our effective tax rate will be between 36% and 37% for our June 2010 quarter.

Earnings Per Share

Diluted earnings per share increased 20.0% on an 8.0% increase in revenues to $1.32 for the nine months ended March 31, 2010 from $1.10 for prior year period. The increase in diluted earnings per share is attributable to increased net income for the nine months ended March 31, 2010. Our diluted earnings per share for the nine months ended March 31, 2010 includes a $0.06 net benefit compared with the prior year period resulting from discrete income tax items, primarily related to the favorable completion of Federal income tax audits through fiscal 2007 that resulted in a $0.07 per diluted earnings per share benefit, partially offset by a $0.01 per diluted earnings per share reduction resulting from the expiration of the Federal research and development tax credit as of December 31, 2009. Our diluted earnings per share in the nine months ended March 31, 2010 includes the $1.4 million pre-tax charge resulting from the impact of the early conversion of $105.1 million of Notes into our common stock, which was mostly offset by a reduction in interest expense on the Notes. The prior year period included a $5.0 million pre-tax gain or $0.05 per diluted share, related to a cash settlement of trademark litigation and a $0.02 per diluted share benefit from the retroactive reinstatement of the Federal research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

Beginning in 2008, the financial market crisis disrupted credit and equity markets worldwide which led to a weakened global economic environment. The effect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our industry. Some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansion in calendar year 2010 than in the prior year coupled with many customers reducing their annual capital budgets for calendar 2009 with only modestly higher capital budgets approved for calendar 2010.

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

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions):

			Increase /(Decrease)
	March 31, 2010	June 30, 2009	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$161.4	$154.7	$6.7	4.3%
Total current assets(A)	519.7	450.0	69.7	15.5
Total assets	941.8	856.0	85.8	10.0
Total current liabilities(B)	113.7	115.7	(2.0)	(1.7)
Long-term debt	9.9	115.0	(105.1)	(91.4)
Stockholders’ equity	788.2	591.4	196.8	33.3
Net working capital (A) – (B)	406.0	334.3	71.7	21.4

(1)

Pursuant to various state gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents and restricted cash include restricted cash of $17.1 million and $19.0 million as of March 31, 2010 and June 30, 2009, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $71.7 million from June 30, 2009, and was primarily affected by the components listed below:

➢

An increase in cash, cash equivalents and restricted cash of $6.7 million due primarily to our increased profitability and controlled capital investing mostly offset by increased working capital needs.

➢

An increase in total current accounts and notes receivable, net, of $41.1 million or 19.2%, to $255.3 million compared to $214.2 million at June 30, 2009, reflecting an effort launched in fiscal 2009 to expand the amount of extended financing terms provided to select customers given the downturn in the economy. Our day’s sales outstanding for current and long-term accounts and notes receivable were 125 days at March 31, 2010 compared to 119 days at June 30, 2009.

➢

An increase in inventories of $15.8 million or 36.7% to $58.9 million from $43.1 million at June 30, 2009 largely due to an advanced purchase of $18 million for a computer chip that is used in all of our Bluebird2 gaming machines. Inventory turns of 4.2x were flat at March 31, 2010 compared to June 30, 2009.

➢

An increase in other current assets of $6.1 million or 16.1% to $44.1 million due to an increase in prepaid royalty advances due to new brand licensing contracts entered into during the September 2009 quarter and slightly higher deferred income tax assets.

➢	A decrease in current liabilities of $2.0 million or 1.7% to $113.7 million due to timing of payments due.

We believe that total cash, cash equivalents and restricted cash of $161.4 million at March 31, 2010, inclusive of $17.1 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to license or acquire brands, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business, and any repurchases of common stock for the current fiscal year. We plan to take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain challenging. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines, and customer base. We will cautiously deploy our capital to preserve maximum flexibility. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our recently expanded $150 million revolving credit facility through September 30, 2012.

As described in Note 11, “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $98.4 million not recorded in our Condensed Consolidated Balance Sheets.

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

The expansion of our use of extended payment terms has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total receivables increased by $77.8 million from $216.7 million at March 31, 2009 to $294.5 million at March 31, 2010. While a portion of this increase relates to the 7.4% increase in revenues in the trailing twelve- month period ended March 31, 2010 compared to the twelve months ended March 31, 2009, we believe that the majority of this increase is due to the impact of providing an expanded amount of extended payment terms, and the impact of a larger percentage of the March 2010 quarter units being shipped in the third month of the quarter. The collection of these receivables in future periods will increase the amount of cash flow provided by operating activities and reduce our total receivables and increase our cash balance.

We evaluate the adequacy of our allowance for bad debts at least on a quarterly basis. We consider a variety of factors in this evaluation, including the receivables aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms, and news related to individual customers especially if the news calls into question the customer’s ability to fully pay balances owed. Our bad debt expense is most significantly impacted by bankruptcy filings by our customers and pre-bankruptcy reported exposures of individual customers. During the trailing twelve-months ended March 31, 2010 our bad debt expense totaled $4.6 million representing 0.6% of revenues in such trailing twelve-month period which compares to $5.6 million of bad debt expense for the prior trailing twelve month period which represented 0.8% of revenues in the prior trailing twelve month period. Our bad debt expense was higher in the nine months ended March 31, 2009 due to a greater number and dollar amount of bankruptcy filings due to the challenging economic times.

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

Inventory write-downs for the three and nine months ended March 31, 2010 trended lower than in the prior year periods as in the prior year periods we prepared for customers transitioning to our new Bluebird2 gaming cabinet. We expect the amount of inventory write-downs to trend downward in fiscal 2010 from fiscal 2009.

Convertible Subordinated Notes

At March 31, 2010, we had $9.9 million of Convertible Subordinated Notes remaining outstanding, bearing interest at 2.75%, maturing on July 15, 2010. The remaining Notes are convertible at any time into an aggregate of 0.8 million shares of our common stock at a conversion price of $13.19 per share, subject to adjustment. The Notes are not callable. We pay interest on the Notes semi-annually on January 15 and July 15 of each year. The conversion of the Notes to common stock is dependent on individual holders’ choices to convert, which is dependent on the spread of the market price of our stock above the conversion strike price of $13.19 per share, and would reduce our annual interest expense.

As of March 31, 2010, the fair value of the Notes was $31.6 million. The fair value of our convertible fixed rate debt is significantly dependent on the market price of our common stock into which it can be converted. We have classified our Notes outstanding at March 31, 2010 as a long-term liability because we have the ability and intent to refinance them under the amended and restated revolving credit agreement we entered into on September 25, 2009.

During the nine months ended March 31, 2010 we issued approximately 7.9 million shares of our common stock, $0.50 par value per share, upon the early conversion to common stock of $105.1 million principal amount of our Notes, in several separate transactions in the September 2009 and December 2009 quarters. The aggregate impact of the conversion of the $105.1 million of Notes to common stock resulted in a pre-tax charge of $0.9 million for the inducement payments and the accelerated pre-tax write-off of the proportional deferred financing costs of $0.5 million. The total pre-tax charge in fiscal 2010 will be more than offset by savings from reduced interest payments through the remaining term of the Notes, resulting in a favorable pre-tax net benefit to fiscal 2010 net income of approximately $1.4 million. As a result of the conversion of the Notes during the nine months ended fiscal 2010, our long-term debt has been reduced by $105.1 million and common stock and additional paid-in capital have increased by an aggregate of $105.1 million.

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

The agreement also defines permitted restricted payments related to cash dividends, and cash repurchases of our common stock and at March 31, 2010, approximately $145.5 million was available for such purposes. The agreement also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions. No amounts were outstanding under the amended and restated revolving credit facility at March 31, 2010. As of March 31, 2010 we maintained an aggregate cash balance of $19.3 million in non-interest bearing accounts with two of the new banks in our amended and restated revolving credit facility.

Whether or not we have current borrowings outstanding under our revolving credit facility, we are required to maintain certain negative covenants and the two financial ratios described above: a leverage ratio and an interest coverage ratio. We were in compliance with all of the negative covenants and financial ratios required by our revolving credit facility as of March 31, 2010.

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increased the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. During the nine months ended March 31, 2010, we purchased 1.0 million shares for approximately $40.0 million at an average cost of $39.32, while during the nine months ended March 31, 2009 we purchased 1.6 million shares for approximately $35.5 million at an average cost of $22.15 per share. As of March 31, 2010, we had approximately $109 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on market conditions. At March 31, 2010, we had purchased approximately $3.0 million of our common stock which was settled and paid for in April 2010. At June 30, 2008, we had purchased approximately $5.0 million of our common stock which, was settled and paid in fiscal 2009.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Nine Months Ended March 31,
	2010	2009	Change
Net cash provided by (used in):
Operating activities	$79.0	$131.2	$(52.2)
Investing activities	(76.0)	(87.0)	11.0
Financing activities	5.6	(39.3)	44.9
Effect of exchange rates on cash and cash equivalents	—	(1.5)	1.5

Net increase in cash and cash equivalents	$8.6	$3.4	$5.2

Operating activities: The $52.2 million decrease in cash provided by operating activities for the nine months ended March 31, 2010 compared to the prior year period resulted from the factors listed below:

➢

A positive impact from the $15.5 million increase in net income, combined with a $2.3 million increase in amortization of intangible and other assets, and a $2.2 million increase in share-based compensation partially offset by a $0.5 million decrease in depreciation, and a $6.9 million decrease in deferred income taxes.

➢

A $17.3 million negative impact from lower other non-cash items. Our bad debt expense was lower in the nine months ended March 31, 2010 as we had more favorable experience with customer’s filing for protection from bankruptcy and the economy was generally better than in the nine months ended March 31, 2009. We incurred higher excess and obsolete inventory charges in the prior year period as we prepared for customers transitioning to our new Bluebird2 gaming cabinet. The March 2010 period also reflects a $4.4 million non-cash credit arising from a reduction in our reserve for uncertain tax positions as a result of IRS completing its audit of our Federal income tax returns for fiscal 2004 through fiscal 2007.

➢	A $12.9 million negative impact from an increase in prepaid income taxes as a result of a higher amount of stock option exercises in the nine months ended March 31, 2010.

➢

A $34.6 million negative impact from changes in operating assets and liabilities. This negative impact is comprised of an incremental increase in inventory of $17.3 million primarily due to the advance purchase of computer chips that are used in most of our gaming machines, a $28.9 million incremental increase in total accounts and notes receivable as we granted a greater number of extended-term financing options for select customers and a greater percentage of our quarterly shipments for the March 2010 quarter took place in the month of March than had occurred in the March 2009 quarter, partially offset by a $7.0 million net increase in other assets and liabilities and an incremental increase of $4.6 million in current liabilities.

Investing Activities: The $11.0 million decrease in cash used in investing activities for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 was primarily due to:

➢

A $6.4 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the nine months ended March 31, 2010 to $30.2 million despite the 3.9% increase in the participation-installed base due to better management of these assets. We expect that capital expenditures for gaming operations equipment will increase in fiscal 2011 and 2012 as we begin converting our installed base to Bluebird2 gaming machines.

➢

An $1.7 million decrease in the amount invested in property, plant and equipment during the nine months ended March 31, 2010 to $39.4 million, as we continue to invest in future expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase in fiscal 2010 and 2011.

➢	A $2.9 million decrease in payments to acquire or license long-term intangible assets in the nine months ended March 31, 2010 as we identified fewer items to license or acquire.

Financing Activities: The $44.9 million increase in cash provided by financing activities for the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 was primarily due to:

➢

A $44.0 million increase in cash received and tax benefits realized from exercised stock options and the employee stock purchase plan. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options.

➢	A $3.5 million reduction in treasury stock repurchases to $37.0 million in the nine months ended March 31, 2010 compared to approximately $40.5 million in the nine months ended March 31, 2009.

➢	An offsetting $1.7 million increase in debt issuance cost to amend and restate our revolving credit facility.

➢	A $0.9 million payment made as an inducement to the holders of our Notes to early convert them to our common stock.

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

Our contractual obligations have not changed materially, outside the ordinary course of business, since those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, except for the following:

➢

Reduction in our Notes from $115.0 million at June 30, 2009 to $9.9 million as of March 31, 2010 resulting from the early conversion of $105.1 million of the Notes to common stock as disclosed previously in this report. See Note 7 – “Convertible Subordinated Notes and Revolving Credit Facility.”

➢	Reduction in interest payments from $3.2 million annually as of June 30, 2009 to $0.1 million annually as of March 31, 2010 related to the early conversion of the Notes.

➢	Reduction in non-cancelable raw material purchase orders from $18.5 million to $3.4 million.

As of March 31, 2010, we had a liability for unrecognized income tax benefits of $2.5 million. We cannot make a reasonable estimate of timing of cash settlement for the liability for unrecognized income tax benefits. See Note 6 - “Income Taxes” to our Condensed Consolidated Financial Statements.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2010, we were not aware of any obligations arising under indemnification agreements that would require material payments except for the matter disclosed in Note 12, “Litigation,” to our Condensed Consolidated Financial Statements.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of March 31, 2010, we were not aware of any obligations arising under these agreements that would require material payments.

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

Performance Bonds

We have performance and other bonds outstanding of $1.7 million at March 31, 2010, $1.0 million of which is attributed to one customer related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at March 31, 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the third quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
January 1, 2010 – January 31, 2010	330,053	$37.85	330,053	$122,030,962
February 1, 2010 – February 28, 2010	248,967	38.32	248,967	$112,489,730
March 1, 2010 – March 31, 2010	71,200	42.08	71,200	$109,493,926

Total	650,220	$38.50	650,220	$109,493,926

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a.) None

(b.) None

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to the WMS’ Form S-8 filed with the Commission on December 16, 2009.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Employment agreement between Ken Lochiatto and WMS Inc., dated March 11, 2010, incorporated by reference to WMS’s current Report on Form 8-K filed March 16, 2010.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: May 5, 2010	By:	/s/ SCOTT D. SCHWEINFURTH
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: May 5, 2010	By:	/s/ JOHN P. MCNICHOLAS JR.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to the WMS’ Form S-8 filed with the Commission on December 16, 2009.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K filed on May 10, 2007.

4.1	Indenture dated June 25, 2003 between WMS and BNY Midwest Trust Company, and Form of Note incorporated by reference to WMS’ Current Report on Form 8-K filed June 25, 2003.

10.1	Employment agreement between Ken Lochiatto and WMS Inc., dated March 11, 2010, incorporated by reference to WMS’s current Report on Form 8-K filed March 16, 2010.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.