Form 10-K
period 2010-06-30
WMS INDUSTRIES INC /DE/
filed 2010-08-26
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended December 31, 2009 was $2,318,992,520 based on the closing price of the common stock as reported on the New York Stock Exchange of $40.00 per share. For the purposes of this calculation, it is assumed that directors and executive officers of the registrant are affiliates.

On August 23, 2010 the number of shares of common stock outstanding was 58,097,953 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement to be filed on or about October 21, 2010, with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.

CAUTIONARY NOTE

This report contains statements that do not relate to historical or current facts, but are “forward looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, continue, could, estimate, expect, indicate, intend, may, plan, possible, predict, project, pursue, will, would, and other similar terms and phrases, as well as the use of the future tense.

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

➢	Our ability to introduce new products that perform well in casinos

➢	Industry replacement demand and new casino openings and expansions

➢	The impact of the economy on our global business

➢	The timing, features, benefits and expected success of new product introductions

➢	The timing of the introduction of and revenues from networked gaming systems and applications and online gaming

➢	Further market penetration of our products

➢	Increasing growth or contributions from certain non-gaming machine products and services

➢	Factors impacting future gross profit and operating margins and expectations about future tax rates

➢	Our ability to acquire, develop or protect intellectual property

➢	Our market share, competitive advantages and leadership position

➢	The advantages offered to customers by our products and product features

➢	Gaming growth, expansion and new market opportunities

➢	Legislative or regulatory developments and related market opportunities

➢	Financial results for fiscal years 2011 and 2012

➢	Our ability to benefit from and effectively integrate and utilize licensed or acquired intellectual property and technologies

➢	Expanding our product lines and improving our position in related markets

➢	Our access to and the availability of capital and credit resources to fund future operating requirements, capital expenditures and payment obligations

Actual results could differ materially from those expressed or implied in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Item 1A. Risk Factors, in this report for a discussion of these and other risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements are guaranteed.

PART I

ITEM 1. BUSINESS

General

WMS Industries Inc. (“WMS” or the “Company”) serves the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming venues worldwide. We either sell our products outright which we include in our product sales business or, in our gaming operations business, we lease our products, which consists of the placement of leased participation gaming machines. Our products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. We also derive revenue as part of our product sales business from the sale of parts, conversion kits, amusement-with-prize (“AWP”) gaming machines and gaming related systems for smaller international casinos and, in our gaming operations business, from licensing our gaming themes and other intellectual property to third parties.

We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics, digital sound and engaging games, and most games incorporate secondary bonus rounds. Certain games are based on licensed, well-recognized brands such as MONOPOLY® , THE PRICE IS RIGHT® and THE WIZARD OF OZTM and substantially all of our gaming machines utilize technologies and intellectual property licensed from third parties. In designing our games and gaming machines, our designers, engineers, artists and development personnel build upon our over 60 years of experience in designing and developing novel and entertaining products from jukeboxes and pinball games to video and arcade games and, now, gaming machines for the gaming industry. We utilize our unique Player Driven InnovationTM approach in the development of new games and technologies to create innovative products.

Our primary manufacturing facility is located in the United States, with development or distribution offices in the United States, Argentina, Australia, Austria, Canada, China, India, Italy, Mexico, South Africa, Spain and the United Kingdom. For information about our revenues and assets outside of the United States, see Note 14. “Information on Geographic Areas” to our Consolidated Financial Statements. We conduct our business through our subsidiaries, including WMS Gaming Inc. (“WMS Gaming”), Orion Financement Company B.V. (“Orion Gaming”) and Systems in Progress GmbH (“SiP”), which market our products under the WMS, WMS Gaming, Orion Gaming and SiP trademarks. Our fiscal year begins on July 1 and ends on June 30.

We have only one business segment. Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenue and cost of revenues information included in our Consolidated Statements of Income and gaming operations equipment and related accumulated depreciation included in our Consolidated Balance Sheets). For information about our revenues, net income, assets, liabilities, stockholders equity and cash flows, see our Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. WMS succeeded in the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors and entered the gaming machine market beginning in the 1990’s. Our principal executive offices are located at 800 South Northpoint Blvd., Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our Internet website address is www.wms.com. Information contained on our website is not part of this Report. Through our Internet website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the information has been filed with or furnished to the Securities and Exchange

Commission (“SEC”). We will also provide electronic or paper copies of these reports free of charge upon request to our principal executive office, Attention: Investor Relations. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Company and Product Overview

Our products consist of innovative and differentiated games, video gaming machines, mechanical reel gaming machines and VLTs. We were one of the original developers and pioneers of video gaming machines in the U.S. market and through a continued focus on creativity and innovation, we have introduced a variety of new and differentiated products to the gaming machine market. We strive to develop highly entertaining games that incorporate engaging game play, themes, intellectual properties and advanced technologies, exciting winning combinations, advanced graphics and digital music and sound effects. Each gaming machine contains an operating system that we refer to as a “game platform”. The game platform manages the software needed to operate the gaming machine. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play, technology and regulatory requirements. The change in these requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. CPU-NXT® and CPU-NXT®2 are the primary game platforms for substantially all of our video and mechanical reel gaming machine and VLT product offerings.

Our games typically integrate secondary bonus rounds as additions to the primary game to create a game-within-a-game for more exciting and interactive play. If players attain certain winning combinations on the primary game, they continue on to play a secondary game for a chance at winning additional bonuses without additional wagering. The player can win in both the primary game and the secondary game. In our secondary bonus games, the player has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters to obtain or reveal the bonus and, in other games, the player is awarded free spins. Amusing, entertaining and familiar graphics and musical themes add to the player appeal of our games.

We generate revenue in two principal ways. First, we generate product sales revenues from the sale to casinos and other licensed gaming machine operators of new and used gaming machines and VLTs, conversion kits for existing gaming machines (including game theme, hardware or operating system conversions), parts, amusement-with-prize gaming machines and the sale of gaming related systems for smaller international casino operators. Second, we earn gaming operations revenues from leasing gaming machines and VLTs to casinos and other licensed gaming machine operators. Also, we earn royalties from third parties, who maintain license agreements with us to use our game content and other intellectual property.

Our gaming machines are installed in all of the major legal regulated gaming jurisdictions worldwide. Revenue information for the past three years includes ($ in millions):

	2010	% of Revenue	2009	% of Revenue	2008	% of Revenue
Revenues:
Product sales	$460.9	60.2%	$438.5	62.1%	$421.2	64.8%
Gaming operations	304.2	39.8	267.9	37.9	228.9	35.2

Total revenues	$765.1	100.0%	$706.4	100.0%	$650.1	100.0%

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements for further information.

Product Sales

We offer the following products for sale:

➢

Video gaming machines. Our video gaming machines contain games where casino patrons wager multiple coins on multiple pay-lines, in our WMS Bluebird®, Bluebird2, Bluebird xD™ and Orion Gaming TwinstarTM and HeliosTM-branded cabinets, that combine advanced graphics, digital music and sound effects and secondary bonus games. In many of our video products, the primary game features a video screen that simulates traditional mechanical reel spinning action. In addition, we have developed games that have innovative variations on the movement and play action of the screen symbols, such as our Cascading ReelsTM and Rotating Wild® effects. In the bonus round, the video screen can display a variety of amusing, interactive themed content. Depending on the game, the player can wager hundreds of coins per play. We have a strong player following in this product segment since the successful introduction of our Reel ‘em In® game in 1997. With the introduction of new games and the significant expansion of our video game library since 1997, we undertook a new strategy in fiscal 2007 that separates our video for-sale games into three categories: G+®, Classic and Innovation. Each product category has its own distinguishable player interface and game play features that visually communicate the game play experiences that each video game offers. We introduced 28 new video games for sale during fiscal 2010, compared to 29 new video games in fiscal 2009. We presently have 222 games approved for our video for-sale product line.

➢

Mechanical reel gaming machines. Our product line of mechanical reel gaming machines in our Bluebird, Bluebird2 and Bluebird xD cabinets include five-reel and three-reel, multi-line, multi-coin games that are powered by the same CPU-NXT and CPU-NXT2 operating systems as our video gaming machines. Our mechanical reel products feature state-of-the-art lighting and sound elements that make our gaming machines stand out on a casino floor. With the launch of our Bluebird2 mechanical reel gaming machines in fiscal 2009, all of our mechanical reel gaming machines now feature our Transmissive Reels® technology, which combines both traditional mechanical reel spinning technology with video technology in a single gaming machine. We presently have 165 for-sale games approved for our mechanical reel product line, including 16 games under our Hot Hot Super Jackpot® series of games that we first introduced in fiscal 2006, which included the first bonus bet additional side bet feature on a five-reel mechanical gaming machine in the market. We introduced 31 new mechanical reel games in fiscal 2010 compared to 32 in fiscal 2009.

➢

Video poker gaming machines. Our video poker product line currently consists of several games including 3 WAY-ACTION® and Reel ’em In Poker. We presently have seven games approved for our video poker product line.

➢

Parts sales, conversion kits, AWP, used games and gaming systems. We sell replacement parts and game conversion kits for our Bluebird, Bluebird2, Bluebird xD and Orion Gaming’s Twinstar and Helios gaming machines. We also sell CPU-NXT2 hardware and operating system conversion kits, which enable casinos to upgrade Bluebird gaming machines to obtain all the features and functionality of the CPU-NXT2 operating system and the networked gaming functionality for a lesser price compared to the purchase of a new Bluebird2 networked-enabled gaming machine. In addition, we also sell our own and competitors used gaming machines that are acquired on a trade-in basis or our gaming machines that were previously placed on a leased basis. We expect that our revenues from these sources will increase in the future as our installed base of sold gaming machines continues to grow. We also sell AWP products in certain international markets, a product line of Orion Gaming. Lastly, through SiP, we sell gaming systems, including linked progressive systems and slot accounting systems, applicable for smaller international casino operators.

A summary distribution by major category of our product sales revenues is as follows:

	Year Ended June 30,
	2010	2009	2008
Video gaming machines	40.4%	49.2%	46.6%
Mechanical reel gaming machines	16.9	15.6	19.9
Video poker gaming machines	—	—	0.1
Other product sales:
Conversions	23.2	23.0	21.7
Used gaming machines	19.5	12.2	10.8
Other	—	—	0.9

Total	100.0%	100.0%	100.0%

Gaming Operations

Our gaming operations business includes the following:

➢

Participation games. Participation games are gaming machines owned by us that we lease to customers based upon any of the following lease payment methods: (1) a percentage of the daily net win, which is the casino’s earnings generated by casino patrons playing the gaming machine, (2) a fixed daily fee for the gaming machine, or (3) primarily in the case of wide-area progressive gaming machines, a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. We are able to lease these gaming machines on a participation basis because of their superior earnings performance and/or the popularity of the brand that generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Our participation games include the following categories:

➢

Wide-Area Progressive (“WAP”) participation games. A WAP system electronically links gaming machines that are located across multiple casinos within a single gaming jurisdiction, or across Native American gaming jurisdictions. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-linked gaming machine. We create WAP games using our proprietary brands and licensed brands such as MONOPOLY, including MONOPOLY Grand Hotel® and MONOPOLY Big Event®, THE WIZARD OF OZ, THE PRICE IS RIGHT, TIME MACHINE®, Reel ‘em In Compete To Win®, POWERBALL®, TOP GUN™ and JOHN WAYNE®. We operate WAP systems in Arizona, Colorado, Mississippi, Missouri, Nevada and New Jersey and in Native American casinos. We often leverage our WAP games by also using them on local-area progressive systems (“LAP”) or stand-alone participation gaming machines in those jurisdictions where we do not operate a WAP system. WAP participation games typically are leased where the lease payment is based on a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. WAP participation games generate our highest daily lease rate and gross profit contribution; however, the gross margin percentage is below the other two types of participation categories because we are responsible for funding the WAP jackpot award, which we expense as cost of gaming operations in our Consolidated Statements of Income.

➢

Local-Area Progressive (“LAP”) participation games. A LAP system electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino. Our LAP gaming machines feature games using our proprietary brands, Jackpot Party Progressive®, Life of Luxury® Progressive, Hot Hot Super Jackpot Progressive, Goldfish® Race for the Gold® and Money to Burn® Multiplying Progressive, as well as licensed brands such as HAPPY DAYS™. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to drive up the average bet on these games. Net win per gaming machine on LAP systems is generally similar to non-linked stand-alone gaming machines on a casino floor. LAP participation games are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee.

➢

Stand-alone participation games. We lease certain participation games on a non-linked basis, which we call stand-alone games. Our stand-alone games feature titles, among others, under the MONOPOLY and PRESS YOUR LUCK™ brands and, in those jurisdictions where we do not operate a WAP system, THE WIZARD OF OZ, TOP GUN and TIME MACHINE based games. Our stand-alone gaming machines generally feature larger, more elaborate top boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell. Stand-alone participation games are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee, or for our Adaptive Gaming® STAR TREK™ and THE LORD OF THE RINGS™ games, on a percentage of the amount wagered on the game.

The components of our installed base of participation games were as follows:

	Year Ended June 30,
	2010	% of Installed Base	2009	% of Installed Base	2008	% of Installed Base
WAP gaming machine units at year end	3,510	33.6%	2,523	24.4%	1,820	19.5%
LAP gaming machine units at year end	2,330	22.4	2,386	23.1	2,134	22.9
Stand-alone gaming machine units at year end	4,581	44.0	5,441	52.5	5,367	57.6

Total installed participation base units at year end	10,421	100.0%	10,350	100.0%	9,321	100.0%

Average participation installed base during the year	10,298		9,666		8,771

Other gaming operations revenues are derived from:

➢

Casino-owned daily fee games. This category consists of gaming machines for which the casino purchases the base gaming machine and leases the top-box and game from us at a lower fixed daily amount than if they were to lease the entire gaming machine. Casino-owned daily fee games typically feature a second liquid crystal display (“LCD”) screen in the topbox that provides additional entertaining bonus experiences for the player. In the case of products offered as casino-owned daily fee games, we also give casinos the option to either lease the complete gaming machine, top box and game (in which case the unit is classified as a stand-alone participation game), or to purchase outright the base gaming machine, top box and game at a premium price (which is classified as product sales revenue).

➢

Video lottery terminal leases. Our VLTs include both video and mechanical reel gaming machines. They feature advanced graphics, digital sound effects and music and incorporate many of the same features from our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring computers operated by government agencies. Our VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants. In certain jurisdictions, VLT operators can purchase outright our VLTs, in which case the purchases are classified as product sales revenues. In other jurisdictions, VLT operators can only lease our VLTs, in which case the lease payments are classified as other gaming operations revenues. We do not include leased VLTs in our installed base of participation games.

➢

Leased for-sale games. Some customers prefer to lease our standard gaming machines under an operating lease arrangement rather than to purchase them. In these cases, we enter into an operating lease for the gaming machine, either for a fixed daily fee or a percentage of the net win of the gaming machine. Often, the customer is given the option to purchase the leased gaming machine at the end of the lease term at fair value. We do not include gaming machines leased under operating lease agreements in our installed base of participation games.

➢

Licensing. We derive revenue from licensing our games and intellectual property to third parties. Methods for determining the license or royalty revenue vary, but generally are based on a fixed amount for each licensed game purchased, placed or shipped in a period, or a fixed daily royalty amount for each game. Licensing revenues have declined over the last two years as our licensing agreements reached their termination dates and we elected not to renew these agreements and we have now directly entered the markets covered by these agreements. Our agreement with Stargames Corporation Pty. Ltd. ended in January 2008 and the resulting sell off period ended in fiscal 2010. Our agreement with Multimedia Games Inc. ended June 30, 2009 although there are on-going annual fees owed for continued use of our games. Our agreement with Bally Technologies, Inc. (“Bally Technologies”) with respect to distribution of WMS game themes in Class II markets in Florida terminated March 26, 2008 and the agreement for distribution of WMS game themes to Class II markets in Washington expired December 31, 2009.

➢

Class II and Centrally Determined Systems: In fiscal 2010, we offered video and mechanical reel gaming machines and VLT’s for Class II and certain VLT markets that connect to a central server system provided through our agreement with Bluberi Gaming Technologies Inc., a Canadian-based technology firm, which determines the outcome of the games. These systems primarily operate in Native American casinos in Washington, Florida and Oklahoma. In certain of these jurisdictions, our customers rent the gaming machine through an operating lease arrangement, in which case the lease payments are shown as gaming operations revenues and in other jurisdictions customers purchase the gaming machines in which case the revenues will be shown as product sales revenues. In each case, for the use of the central determination system, we receive either a fixed daily fee or a percentage of the net win generated by the gaming machines or VLT’s connected to the system, which is passed on to Bluberi Gaming Technologies Inc.

Business Development

We have an active business development group that coordinates our efforts to expand our product offerings and helps ensure we have access to intellectual properties and technologies needed for our business. We have been very active in licensing and acquiring intellectual properties, technologies and brands from third parties, investing $8.3 million, $13.5 million and $19.5 million in fiscal 2010, 2009 and 2008, respectively. See Note 12. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Industry Overview

The gaming industry is a large and dynamic worldwide marketplace, subject to extensive local jurisdictional regulations. Casino and other legal gaming operators continuously seek to increase their revenue growth and profitability. The importance of gaming machine revenue to casino operators’ profitability has created demand for gaming machines that have the ability to generate superior net daily win. As a result, gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value and appeal of games and gaming machines, which drives the demand for the replacement of older games and gaming machines. The earnings performance of our products is the primary driver of customer demand. See “Overview” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Demand for our products is also driven by:

➢	The replacement cycle of gaming machines at existing casinos;

➢	Casino expansion and new casino openings;

➢	Opening of new gaming jurisdictions;

➢	Expansion of our product line and entering new distribution channels and markets not previously served; and

➢	Our reputation, reliability and after-sales service support.

In the United States, Native American casinos represent a significant portion of the market. Native American gaming differs from the traditional commercial casino market in that it is regulated under the Indian Gaming Regulatory Act of 1988, which classifies legalized gaming as follows:

➢	Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level;

➢

Class II gaming includes bingo, electronic aids to bingo, and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by individual Native American tribes, with the National Indian Gaming Commission having concurrent jurisdiction; and

➢

Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including our traditional gaming machines and is permissible only pursuant to either (1) a compact agreement entered into between the tribe and the host state, where such compact has been approved by the Secretary of the Interior and published in the Federal Register; or (2) Class III Procedures issued by the Secretary of the Interior.

We believe technology changes and developments during the last decade that drove the demand for the past replacement cycles were: (1) the development of video gaming machines that simulate mechanical reel gaming machines, (2) the introduction of gaming machines with secondary bonus rounds, (3) printed ticket payouts instead of coin payouts and (4) low denomination wagering coupled with local-area and wide-area progressive jackpots. We expect technology to continue to be a significant element that drives demand, along with the emphasis by casinos for the types of gaming products that deliver higher net win per gaming machine. We believe that networked gaming will be the next significant technology to be deployed in the gaming machine industry. Networked gaming refers to a networked gaming system that links groups of networked-enabled gaming machines to a remote server in the casino data center. Once the gaming machines are connected to the network, data can pass in real time between the servers and the gaming machines, which will enable new applications, game functionality, and system-wide features. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent an important addition to our existing portfolio of product offerings.

Business Strategy

In order to continue to grow revenues, profits and cash flow, we have been executing on five key business strategic priorities throughout fiscal years 2008, 2009 and 2010, and because of the financial and operating success achieved with this focus, we expect to continue to execute on these business strategic priorities in fiscal 2011. These five business strategic priorities are as follows:

Strategic Priorities One and Two: Leverage Our Product Development Expertise to Introduce Innovative New Games and Expand Our Product Sales Offerings to: 1) Increase our Ship Share in the United States and Canada and 2) Expand and Grow Our International Business: We have over 60 years of experience developing fun, humorous and entertaining products in a variety of industries. During the past six years, we have enhanced our product development efforts by adding key management, design personnel and software engineers to our product development group. We added facilities and organized our game development group into a studio team structure that continues to promote innovation while driving a more focused development approach. We place substantial emphasis on our Player Driven Innovation process that incorporates player feedback and market research into our development process in order to create game content and gaming experiences that appeal to casino patrons. We develop, acquire and license intellectual property and advanced technologies that we believe enable innovative and appealing games which, coupled with a focused product portfolio management plan, allows us to expand our offering of differentiated products to casino operators. We believe our product development capabilities, combined with the additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products, continue to expand our product offerings and increase our global market penetration. We offer our products in several different cabinet styles, which help increase overall demand and substantially all of the games we develop are designed to be used on all of the cabinet styles.

We first commercialized our innovative Bluebird gaming machines in the December 2003 quarter. Bluebird gaming machines incorporate features such as an ergonomic design, 19-inch digital, high-resolution flat screen monitors for the video version of the product that can display advanced graphics generated by our CPU-NXT operating system, simultaneous coin-in/coin-out and cashless capabilities and sound systems by Bose Corporation (“BOSE”), including the BOSE® FREE FIELD® directed audio system that reduces peripheral, distracting noises.

In the December 2008 quarter, we began the global launch of a new gaming machine, Bluebird2, which contains advanced technologies that enable this gaming machine to support gaming as it exists today and in the future networked gaming world. The Bluebird2 gaming machine contains dual 22-inch LCD displays for enhanced video display and a programmable button panel where the amounts bet per line and the number of lines played can change with each new game. The Bluebird2 gaming machine is networked gaming capable and supports all of the peripheral devices of the original Bluebird gaming machine. The Bluebird2 gaming machine also incorporates an improved BOSE premium sound system developed exclusively for our gaming machines. The new BOSE audio system is designed with innovative directional sound technology, allowing the player to experience lifelike sound reproduction similar to that of a live production. The Bluebird2 gaming machine is slimmer than our Bluebird cabinet and requires less space on a casino floor, allowing casino operators to place more gaming machines in the same space. The Bluebird2 gaming machine uses our CPU-NXT2 operating system, which provides higher resolution graphics, faster computing power and greater memory than the original Bluebird cabinet. Demand for this product exceeded our expectations and Bluebird2 gaming machines accounted for 83% of new units shipped in fiscal 2010. We offer customers the ability to upgrade their Bluebird gaming machines to be networked-enabled through the purchase of hardware and operating system upgrade kits.

In June 2010 we launched our latest gaming machine, Bluebird xD, which has a player centric ergonomic design that allows all aspects of networked gaming. The ergonomic design provides optimal player seating-positions and an integrated footrest for maximum comfort. The Bluebird xD gaming machine contains a 22-inch high definition top screen with a lower 22-inch high definition display screen for optimum viewing angles with reduced glare along with dynamic and fully programmable button panels. The Bluebird xD gaming machine also incorporates the advanced BOSE sound system which enables the player to hear soft sounds at low volume levels and still allow the player to appreciate the impact of the louder special effects. The Bluebird xD gaming machines offer the player-comfort features of the traditional slant version of our gaming cabinets but with a smaller footprint than the traditional slant cabinet, allowing casino operators to place more gaming machines in the same space. We are seeing strong demand for this product and anticipate Bluebird xD gaming machines to increase as a percent of units shipped by us throughout fiscal 2011.

While different cabinet styles can enhance the player’s gaming experience, we continue to believe that the game itself is the key factor that determines the popularity and earnings performance of the gaming machine. We conduct extensive market research with players to determine what they want, whether the products we are developing meet with their expectations and to identify brands we should attempt to license and technologies we should develop, license or acquire to enhance the player’s experience. Our 11 game development studios, which are based around the globe, utilize the results of the market research in the ongoing development of new games and gaming experiences.

For the United States and Canada, we believe that WMS and three of its competitors (International Game Technology Inc. (“IGT”), Bally Technologies Inc., (“Bally”) and Aristocrat Leisure Ltd (“Aristocrat”) account for approximately 90% of the new units shipped. Based on information publicly disclosed by each of these companies, we believe that our share of total units shipped amongst these four companies has grown from just under 20% in fiscal 2008 to 29% in fiscal 2010 because of the popularity of our products with players and the resulting high earnings performance that our products have generated for casino operators.

In fiscal 2010, we expanded our revenue opportunities by directly entering three markets we had previously served through content licensing agreements with third parties who sold their gaming machines containing our game content into these markets: Class II and central determination markets, New South Wales, Australia and

Mexico. We began directly pursuing the Class II and central determinant market in the United States and Canada after the expiration of game content licensing agreements with third parties who had previously been distributing our products into these markets. We worked throughout fiscal 2010 to obtain the necessary regulatory approvals for the largest of the Class II markets in the United States. In New South Wales, Australia, we entered into a distribution agreement with eBet Ltd., which received regulatory approval and began to distribute our Bluebird2 gaming machines in the March 2010 quarter. In May 2009, certain Mexican customers sought an interpretation of their respective permits that allowed for another category of game in addition to the popular bingo game. Permits have subsequently been interpreted to allow electronic drawing of numbered games, which is similar to Las Vegas styled games. This enabled us to directly enter that market. Our Bluebird and Bluebird2 gaming machines and games were well accepted and, as a result of their good earnings performance, demand increased throughout fiscal 2010. While we sold product into these new markets in fiscal 2010, we expect to increase our penetration in these markets in the years ahead.

We are authorized to conduct business in over 100 international gaming jurisdictions. International new unit shipments accounted for 35.4% of global shipments in fiscal 2010, compared to 36.6% in fiscal 2009 and 35.2% in fiscal 2008. We expect continued penetration of our video and mechanical reel gaming machines into the international markets with the launch in fiscal 2009 of our Bluebird2 gaming machines and the Bluebird upgrade kits, launch of the Bluebird xD product in late fiscal 2010 and the new Helios value-priced cabinet for certain international markets which launched in fiscal 2010.

Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We have international offices in Argentina, Australia, Austria, Canada, China, India, Italy, Mexico, the Netherlands, South Africa, Spain and the United Kingdom. The Australia, the Netherlands and one of our United Kingdom offices house internationally focused game development studios, another United Kingdom office houses our online gaming marketing staff, the newly-opened India office performs a variety of product development operations and the Argentina, Australia, Austria, Canada, China, Italy, Mexico, the Netherlands, South Africa, Spain and the United Kingdom house distribution functions, with the Austria office housing our SiP staff of developers and engineers.

As a result of our continued focus on creating innovative new games and products for our product sales business, our direct launch into new markets worldwide, the expansion of existing casinos and opening of new casinos and new jurisdictions and continued penetration of existing markets and entering new distribution channels, we expect to grow our global product sales revenues, profits and cash flow.

Strategic Priority Three: Maximize the Return on Invested Capital of Our Participation Games and Exclusive Licenses of Popular Brands: Certain of our games and products are only available through lease arrangements where we earn a daily lease rate that is based on either a percentage of the net win, the amount wagered on the gaming machine or a fixed daily lease rate. We invest our capital in the placement of these leased gaming machines and since late fiscal 2007, our business strategy has been to maximize our return on invested capital in this business. A key element of our success has been to limit the number of units of each game theme installed in each casino. The result is that due to the popularity of the games, with a limited supply, the performance of the games has remained high for a longer period. We have also removed participation gaming machines from lower performing casinos and placed them in higher performing casinos to enhance our return on investment. Due to the popularity and earnings performance of our participation games, the average installed base of these gaming machines increased by 6.5% in fiscal 2010, 10.2% in fiscal 2009 and 20.2% in fiscal 2008, while our daily lease rate, which we disclose as net revenue per day, increased by 9.4% in fiscal 2010, 10.4% in fiscal 2009 and 9.9% in fiscal 2008.

For many of our participation game themes we utilize popular brands and intellectual property from third parties. As the exclusive licensee of the MONOPOLY brand for use with gaming machines, we have converted a popular board game brand into a successful line of superior-earning gaming machines. In fiscal 2009, we announced an extension and expansion of our agreement with Hasbro Inc. and Hasbro International, Inc. (collectively, “Hasbro”), which allows us to continue to use the MONOPOLY brand through calendar 2016 with options through 2019 and also allows us to use certain other of Hasbro’s board game brands, such as BATTLESHIP® and CLUE®. We also have licensed additional brands, including THE WIZARD OF OZ, THE PRICE IS RIGHT, THE LORD OF THE RINGS, JOHN WAYNE, TOP GUN, and POWERBALL, which we use to create series of new participation games utilizing these brands. By combining the name recognition of these brands with creative game content and design, we are able to lease these products to casinos and other licensed gaming machine operators as participation games, generating a high-margin recurring revenue stream for ourselves, as well as for the casinos. We continue to pursue new licensed brands based on the feedback from focus group testing of casino patrons.

Beginning in fiscal 2007, we began introducing new product lines in our participation business that utilized our licensed and internally developed portfolio of intellectual properties and technologies. These leased participation products provided casino patrons new gaming experiences that they could not experience on the products that we sell to casinos. These intellectual properties and technologies contained elements of the foundational technologies for networked gaming, in advance of when the networked systems will be commercialized. Subsequently, we have introduced new games for each of these product lines and in fiscal 2008 we began introducing participation products that combined the technologies of two of these new product lines in one product. In fiscal 2009, we introduced a fourth new gaming platform: Adaptive Gaming. These new participation product lines are as follows:

➢

Community Gaming®: The first of the new product lines was introduced in the September 2006 quarter with the MONOPOLY Big Event game. Community Gaming is intended to build a table-game-like camaraderie amongst the players as all of the qualifying players on a bank of Community Gaming machines play for a common bonus outcome. The Community Gaming experience consists of a bank of gaming machines linked to an overhead video screen that displays the bonus round. When the Big Event bonus triggers, a server that controls the overhead video screen enables all qualifying players on the bank to enter the bonus round and win together. MONOPOLY Big Event has been providing players with their first exposure to the excitement of a true communal gaming experience, and we followed this in fiscal 2008, with PRESS YOUR LUCK Big Event and Bigger Bang™ Big Event games and have evolved the platform in 2010 with the introduction of THE PRICE IS RIGHT and MONOPOLY Bigger Event Big Money Spin™. This new platform has been the primary driver of the growth in our installed footprint of stand-alone participation gaming machines. We had more than 1,400 Community Gaming machines installed in our participation base at June 30, 2010.

➢

Sensory Immersion: The second new product line to debut was our Sensory Immersion platform with the TOP GUN game launched in March 2007, and we followed this with THE WIZARD OF OZ game launched in October 2007. This new product line utilizes our new CPU-NXT2 operating system with real-time, 3-D animation and BOSE 3SPACE® audio system, including a surround sound chair, to offer a multi-sensory player experience. In fiscal 2009, we launched DIRTY HARRY®: MAKE MY DAY™ and TIME MACHINE and followed those with THE WIZARD OF OZ™ Ruby Slippers™ in fiscal 2010. At June 30, 2010, our installed base of Sensory Immersion gaming machines was over 2,000 units. More importantly, the uniqueness of this platform coupled with its game mechanics is providing casino customers with high coin-in and net win, and was a significant contributor to our increased average daily revenue per unit in fiscal 2009 and 2010.

➢

Transmissive Reels: This product line was the third new product line and was launched in the June 2007 quarter. By overlaying video animation directly over mechanical reels, Transmissive Reels combines the appeal of mechanical reel gaming with the visually engaging interactive real-time, 3-D animation of video gaming machines. In fiscal year 2009, we launched THE WIZARD OF OZ Transmissive Reels gaming machines and have continued the line with new MONOPOLY and THE WIZARD OF OZ themes annually. At June 30, 2010, we had nearly 1,400 of the Transmissive Reels participation gaming machines installed, and with the launch of our Bluebird2 gaming machines in the December 2008 quarter, all of our mechanical reel Bluebird2 gaming machines contain the Transmissive Reels technology.

➢

Adaptive Gaming: We launched this product line in the September 2008 quarter with the STAR TREK game. With this new product line, a player can establish a unique user name and password to log into any STAR TREK game in any casino in any jurisdiction. By connecting these games through our wide-area network to WMS’ data centers, once the player terminates a gaming session, the player’s status will be saved. Then when the same player logs on to another STAR TREK game at that same casino or in any other casino and uses the same unique user name and password, the player’s game will start again where the player last ended the game. In addition, if the player completes all of the bonus rounds in the first episode of STAR TREK, the second episode is enabled for that player and when all of the bonus rounds in the second episode are completed, a third STAR TREK episode is enabled for that player and this continues on. We have now introduced 5 different STAR TREK episodes. We will be introducing new episodes of the STAR TREK game in fiscal 2011. In the June 2009 quarter, we launched Reel ‘em In Compete to Win that uses the Adaptive Gaming technology. This game allows the players to compete for 3 possible bonus events that are randomly triggered on a Reel ‘em In Compete to Win bank. This game displays a leader board for each specific casino as well as a nationwide leader board. The game also displays the players rank and their last ten bonuses earned. In late June 2010, we launched THE LORD OF THE RINGS game, which enhances the Adaptive Gaming experience by allowing players to save their progress when they log out of the game and enables them to unlock new bonus rounds as they advance through the game. In addition, through an online casual gaming site developed by WMS called Player’s Life™, if players use their same user name and password, they can play casual games online and if certain outcomes are achieved, unlock additional miles on their journey that will be available when they go to the casino and play THE LORD OF THE RINGS games again. At June 30, 2010, we had nearly 1,300 Adaptive Gaming machines installed.

In fiscal 2011, we expect to begin earning revenues from networked gaming applications once we receive final approval of the commercialized release of our networked system and applications from the gaming regulators and complete self-imposed beta tests. We anticipate the rollout of networked gaming systems to take multiple years, similar to the last technology rollout of ticket payouts instead of coin payouts. We have developed several value-added applications from which we expect to earn revenues once we can commercialize the networked gaming system. In fiscal 2011, we also expect to launch an online gaming casino site for residents of the United Kingdom. The site will feature popular WMS games and certain gaming features not currently available on other online gaming sites. We will continue to monitor proposed changes to the legality of online gaming in other jurisdictions to assess if we want to open our site to such jurisdictions in the future.

Our gaming operations revenue growth and expanding gross profit, along with the improved return on capital deployed in our gaming operations business also were key contributors behind the operating cash flow we generated. By continuing to focus on return on investment in our participation business and introducing innovative new participation games and products, we intend to continue to grow our participation revenues, profitability and cash flows.

Strategic Priority Four: Drive Margin Improvements: Our gross margin and operating margins have shown continuing growth over the last three years. Total gross margin, exclusive of depreciation and distribution expense, was 64.0%, 63.5% and 59.4% for fiscal 2010, 2009 and 2008, respectively, while our operating margin was 21.9%, 19.3% and 16.1% for the same periods, respectively. We have cross-functional teams focused on margin improvement and several of our strategy deployment projects focus on different aspects of margin improvement. Our product sales gross margin benefits from the higher average selling price of new units, along with higher-margin premium priced products that we sell and our gaming operations gross margin benefits from higher net revenue per day from our leased participation games. We continue to implement lean sigma initiatives (i.e. processes which help us focus on improving quality and eliminating non-value added steps) to further our process improvement initiatives and improve the flow of our business transactional processes. We also expect to benefit from raw material sourcing initiatives and from an expanded volume of business, which should result in greater volume discounts of raw material component parts from our suppliers and enable us to spread our manufacturing overhead cost over a larger number of units thereby reducing cost per unit. Our selling and administrative expenses declined by 120 basis points as a percentage of revenue to 19.4% in fiscal 2010 while our research and development expenses decreased by 10 basis points to 13.8% of revenue. We expect that our selling and administrative expenses will continue to decline as a percentage of revenues in the next few years, while our research and development expenses will increase to over 15% of revenues. By continuing to drive margin improvements, we believe we will be able to continue to increase net income and generate the necessary capital to fund the other elements of our business strategy.

Strategic Priority Five: Increase Cash Flow from Operations: Our cash flow from operations has remained strong throughout the past three fiscal years as a result of increased net income and non-cash expenses, partially offset by increased working capital needs. Our cash flow from operations was $130.3 million in fiscal 2010, $179.2 million in fiscal 2009 and $186.2 million in fiscal 2008. Our fiscal 2009 cash flow from operations approximated the prior year even as we implemented a program mid-year to provide a higher amount of extended payment terms to select customers given the impact that the struggling economy was having on their businesses. Throughout fiscal 2010 we continued to selectively grant a higher level of extended payment terms, and as a result our total receivable days sales outstanding was 138 days at June 30, 2010 up 19 days from 119 days at June 30, 2009, however the aging of our receivables improved between those time periods, despite the financial challenges that our customers faced. In fiscal 2010, we increased our inventory turns and better managed our accounts payable. Due to increased profitability, working capital management and containment of capital spending, our cash and cash equivalents balance, inclusive of restricted cash and cash equivalent, increased from $119.6 million at June 30, 2008 to $154.7 million at June 30, 2009 and to $184.6 million at June 30, 2010. We expect that with the continued execution of all of the business strategies discussed above, that our cash flow from operations will continue to increase in fiscal 2011.

Design, Research and Product Development

We are continually developing new games to refresh the installed base of our gaming machines and implementing new hardware, operating system and software technologies and functionality to enhance player entertainment. We utilize our unique Player Driven Innovation approach to develop new games and technologies, which has resulted in the creation of innovative products. We also perform market tests of our products with the cooperation of casino operators to assess reliability and player appeal of new games, new hardware, new operating system and software technologies. Our gaming machines and games are usually designed and programmed by our internal engineering staff and game development studios. Our game design teams operate in a studio environment that encourages creativity, productivity and cooperation among designers.

Our Chicago research and development facility is a state-of-the-art technology campus that houses most of our research and development team, including six game development studios. We have additional game development studios in Las Vegas, London, the Netherlands and Sydney and additional research and development staff in Atlanta, Chicago, Las Vegas, Reno and Austria. Each of our game development studios works concurrently on multiple games and is staffed with producers, software developers, graphic artists, mathematicians and game developers. We recently opened a research and development facility in Pune, India. In some cases, we may outsource testing and graphic design functions to independent firms under contract to us. In addition, we have a defined process to review new game ideas submitted by third parties for consideration by us to license, develop and commercialize.

In July 2009 we opened the Casino Evolved™ Advanced Technology Lab (“CEATL”) at our technology campus in Chicago, Illinois. The CEATL is a dynamic collaborative research and development laboratory focused on advancing the development of products that highlight our leadership in evolving the casino slot floor to a networked environment for the benefit of casino operators and their customers. It also serves as a platform for the future evolution of products and services that will allow entertaining gaming content to be enabled on new platforms.

During fiscal 2010, 2009 and 2008, we expensed $105.9 million, $98.4 million, and $79.9 million, respectively, of design, research and product development costs. We expect amounts spent on research and development will continue to grow in the future and represent around 15% of total revenues as we expand our product development initiatives by designing games, system applications and gaming machines that enhance the player experience and drive profitability for us and casino operators and as we launch networked gaming and our online gaming site in the United Kingdom. For further discussion on networked gaming and online gaming, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We are authorized to sell or lease our gaming machines to casinos in 209 tribal jurisdictions, 29 state jurisdictions and 137 other legalized gaming jurisdictions worldwide. See “Government Regulation” below. In most gaming jurisdictions, we sell our gaming machines directly, rather than through distributors, which we believe allows us to provide superior customer service and enhances profitability.

From our introduction of the Bluebird cabinet and CPU-NXT in September 2003 through June 30, 2010, we shipped over 157,000 Bluebird gaming machines and CPU-NXT upgrade kits for our legacy gaming machines. In addition, since the launch of our Bluebird2 gaming machine in the September 2008 quarter through June 30, 2010, we have shipped over 29,000 units, and Bluebird2 gaming machines accounted for 83% of our new unit shipments in fiscal 2010. We introduced our new Bluebird xD cabinet in June 2010 and shipped 400 units in that month.

We sell and lease our gaming machines through 29 salespeople in offices in several United States locations, and 17 salespeople in international locations. Our salespeople earn a salary and commissions. The sale of gaming machines takes place throughout our fiscal year and the order sizes typically range from a small quantity of units to several hundred units. We conduct one-on-one meetings with our customers to demonstrate our products at their locations, host customers at private demonstrations in our offices and at other locations and participate in various trade shows domestically and internationally each year. In certain cases, we respond to competitive requests for proposals from private and public entities who are seeking to purchase gaming machines. We advertise in trade and consumer publications that appeal to casino operators, their employees and casino patrons. Usually, with the launch of a featured product or product category, we will design web-based learning experiences for both employees and customers. We use thematic and interactive web-based micro sites as a means to educate our customers and players about our products, and allow them to learn and explore different aspects of our products at their convenience, while also providing instant win and sweepstakes prizes.

Our field service team is a customer-focused organization, responsible for attending to the needs of our customers. Our field service technicians install, remove and convert gaming machines at the customer’s request, work with our customers in performing routine maintenance on participation gaming machines owned by us that are located at our customers’ casinos, initiate sales of replacement parts and conversion kits and assist with general maintenance of gaming machines owned by our customers. We also have a centralized call center that allows us to be even more responsive to our customers’ needs.

In response to rapidly changing slot technology and the need for casinos to have vendor-neutral, consistent, and easily accessible training specifically targeted to slot floor personnel, we launched Slot Machine University™ in fiscal 2007. Slot Machine University is an interactive, online training and certification program (www.slotmachineuniversity.com) applicable for professionals working in all facets of slot technology and is the first of its kind to meet the strict requirements for the International Association for Continuing Education and Training accreditation. Slot Machine University offers a universal learning solution that helps individuals working in slot technology to support and maintain the wide variety of gaming machines and networked systems used in the gaming industry. Course topics encompass basic slot functionality appropriate for beginning technicians to advanced networking skills required for the future networked gaming environment. As we continue to grow our business internationally, we intend to translate Slot Machine University into various languages to support our customers. Courses are offered on a subscription basis, and we believe this service demonstrates our commitment to listen and respond to our customers’ evolving needs.

For international markets, we have translated our most popular games into Spanish, Portuguese, French, Italian and Mandarin Chinese. No single country outside of the United States accounted for 10% or more of our revenues in fiscal 2010, 2009 or 2008. Revenues derived from customers outside of the United States accounted for approximately $218 million, $221 million and $202 million for fiscal 2010, 2009 and 2008, respectively. Geographic revenue information is determined by country of destination. Substantially all international sales are made in United States dollars. Revenue from participation games has been primarily limited to Canada and the United States, and we expect this trend to continue. See Note 14. “Information on Geographic Areas,” to our Consolidated Financial Statements.

We generally offer customers payment terms of 30 to 90 days from the date of invoice. In certain circumstances, we offer extended payment terms typically for up to one year but in limited cases up to three years, in which case we usually charge interest to the customer. In fiscal 2009, due to the slowing economy and credit availability challenges, we implemented a program to increase the amount of extended payment terms offered to select customers. We expect to continue this program until the economy recovers and availability of credit and consumer discretionary spending improves. No single customer accounted for 5% or more of our revenues in fiscal 2010, 2009 or 2008.

Competition

The gaming machine market is highly competitive and is characterized by the continuous introduction of new games, new gaming machines and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

➢	Develop and offer games and gaming machines with higher earnings performance than the games and gaming machines offered by our competitors;

➢	Create an expanding and constantly refreshed portfolio of games;

➢	Identify and develop or obtain rights to commercially marketable intellectual properties;

➢	Adapt our products for use with new technologies;

➢	Implement product innovation;

➢	Offer mechanical and electronic reliability;

➢	Generate brand recognition;

➢	Implement effective marketing and customer support; and

➢	Offer competitive prices and lease terms.

We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that Aristocrat, Bally, IGT, Konami Co. Ltd., Lottomatica’s G-Tech Holdings subsidiaries Atronic Casino Technology and Speilo Manufacturing Inc., Multimedia Games, Inc., Novomatic Group of Companies and WMS have the preponderance of this worldwide market. In the categories of video and mechanical reel gaming machines, we compete with market leader IGT, as well as Aristocrat, Aruze Corp., Lottomatica’s Atronic Casino Technology subsidiary, Bally, Franco Gaming Ltd., Konami Co. Ltd., Multimedia Games, Inc., the Novomatic Group of Companies and Unidesa Gaming and Systems. In the VLT category, we compete primarily with Bally, IGT, Lottomatica’s G-Tech Holdings and Speilo subsidiaries and Scientific Games Corp.

Our competitors vary in size from small companies with limited resources to a few large multi-national corporations with greater financial, marketing and product development resources than ours. The larger competitors, particularly IGT, have an advantage in being able to spend greater amounts than us to develop new technologies, games and products that are attractive to players and customers. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems, which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. Through SiP, we offer these systems only to smaller international customers.

Manufacturing

We currently manufacture substantially all of our gaming machines at our facility in Waukegan, Illinois. We are continuously reconfiguring our assembly lines in order to lower our manufacturing lead times, eliminate wasteful activities, improve productivity and effectively increase our production capacity. We completed an expansion of our Waukegan facility in July 2007 to a total of 350,000 square feet in order to consolidate under one roof warehousing and distribution activities that were maintained at outside-leased facilities, which improved production efficiencies. In fiscal 2009, we ceased manufacturing activities of Orion Gaming products in the Netherlands, transferring such activities to our Waukegan and Barcelona facilities. We also refurbish used gaming machines at our Las Vegas facility.

Manufacturing commitments are generally based on sales orders from customers. However, due to uneven order flow from customers, component parts common to all gaming machines are purchased and assembled into a partial product that are inventoried in order to be able to quickly fill final customer orders. Our manufacturing processes generally consist of assembling component parts and sub-assemblies into a complete gaming machine. Through the use of lean sigma processes in the design of our new Bluebird2 gaming machine and setting up the supply chain processes for this gaming machine, we achieved our operating and strategic sourcing initiatives, and we currently can ship a standard black Bluebird2 gaming machine within two weeks of receiving the customer order, which is less than the lead time for our Bluebird product.

We generally warrant our new gaming machines sold in the U.S. for a period of 90 days, while we generally warrant our gaming machines sold internationally for a period of 180 days to one year. We provide several after-sale services to our customers including customer education programs, 24-hour customer service telephone hot-line, a website for technical support, field service support programs and spare parts programs. Our warranty costs have not been significant. From time to time we may also sell used gaming machines, including products made by us as well as those produced by our competitors which we have taken back as trade-ins from our customers. Generally, we acquire used gaming machines as trade-ins toward the purchase of new gaming machines. While a small secondary market exists in the United States, used gaming machines are typically sold direct by us internationally or to United States-based distributors and then resold in international markets where new machine purchases may be too costly. Where appropriate, we incur costs to recondition our used gaming machines for resale or we may elect to destroy the used gaming machines. We also occasionally sell used gaming machines in lots on an “as is” basis to licensed used equipment brokers and customers.

The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies, computer boards and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate and we have few sole-sourced parts.

We continue to implement cost savings and efficiency initiatives and focus on best practices, including lean sigma, in order to improve the efficiency of our manufacturing processes and reduce time to fulfill orders. We continue to make improvements in sourcing and supply management, in inventory and warehouse management and other manufacturing processes. We are implementing a new sales operations strategy in an effort to produce gaming machines more ratably throughout the quarter, with the goal of significantly reducing quarter-end compression in manufacturing. We also have ongoing manufacturing initiatives, such as enhanced strategic sourcing and supplier management, value engineering the products and designing products for both ease of manufacturability and installation, that we expect will help improve gross margins in future years.

Patent, Trademark, Licenses, Copyright and Product Protection

Each game, gaming machine and associated equipment embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in the aggregate. During fiscal 2010, 2009 and 2008, we utilized technology licensed from two separate third parties in substantially all of the products we sold or leased. The two licenses are for: (1) ticket-in ticket-out technology licensed from the Anchor Gaming subsidiary of IGT and (2) CPU-NXT operating system which was originally designed by a third party software developer, Sierra Design Group (“SDG”), now a wholly-owned subsidiary of Bally. The ticket-in ticket-out license runs through the life of the patents. In addition, intellectual properties from two other licensors were utilized in leased units that generated over 10% of our total revenues. See “Brand Licenses and Technology” below. We seek to protect our investment in research and development and the unique and distinctive features of our products and services by maintaining and enforcing our intellectual property rights. Our capitalized patents, trademarks and licenses have remaining useful lives of up to 9, 4 and 6 years, respectively. We believe that the expiration of those patents, trademarks and licenses with expiration dates in the near future will not have a material impact on our business. See Note 6. “Intangible Assets” to our Consolidated Financial Statements.

We have obtained patent protection covering many of our products. We were granted 41 U.S. patents during fiscal 2010, and continue to apply for many patents in the United States and elsewhere to protect inventions in our products and resulting from our research and development efforts. We generally seek to obtain trademark protection in the U.S. for the names or symbols under which we market and license our products. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual property licensed from third parties. We file for patent rights, trademark and copyright protection internationally in a number of key countries, based upon the nature of the patent or trademark, the laws of the given country and our anticipated product placements in that country.

Brand Licenses and Technology

We believe that our use of licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the market positioning of WMS and the awareness and recognition of our brand names and brand names that we license.

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

On October 31, 2006, we entered into a long-term license agreement with Warner Bros. Consumer Products Inc. (“Warner Bros.”) under which we license certain intellectual property owned or controlled by Warner Bros. for the 1939 motion picture “The Wizard of OZ” for use in our gaming machines. This agreement, including WMS’ extension options, runs through October 22, 2015.

Other licensed brands we use in our products include: an exclusive agreement to develop, market and distribute games using the brands THE PRICE IS RIGHT; THE LORD OF THE RINGS; HAPPY DAYS; STAR TREK; POWERBALL; JOHN WAYNE; AIRPLANE!; TOP GUN™; and THE DUKES OF HAZZARD™.

Several of our competitors have pooled their intellectual property patents that provide cashless gaming capabilities, specifically ticket-in ticket-out technology. Using this technology, when casino patrons cash out from a gaming machine they receive a printed ticket instead of coins. We have a non-exclusive, royalty-bearing license for certain patents related to this technology with IGT through the expiration date of the relevant patents and we pass through the license fee to our customers for our product sales business.

The original operating system for our Bluebird gaming machines, CPU-NXT, was developed in 2003 by Sierra Design Group Inc. We have a perpetual license to use this technology and have no continuing payment obligation for this license. Our CPU-NXT2 operating system was developed internally and is based on CPU-NXT.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with IGT. This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and networked gaming infrastructures. This agreement is not material to our operations.

Government Gaming Regulation

General

We sell our games and gaming machines in legal gaming jurisdictions worldwide. The manufacture and distribution of gaming equipment and related software is subject to regulation and approval by various city, county, state, provincial, federal, tribal and foreign agencies.

We believe we hold all of the licenses and permits necessary to conduct our business. In all, we are authorized to sell or lease our gaming machines to casinos in 375 jurisdictions worldwide, including 137 international gaming jurisdictions.

WMS and our key personnel have obtained or applied for all approvals necessary to maintain compliance with these regulatory agency requirements. The regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits or findings of suitability for the company, individual officers, directors, major stockholders and key employees, and documentation of qualification. We must satisfy all conditions for each gaming license or permit. Our gaming equipment also must be approved either by a gaming agency lab or a private lab authorized by the gaming authority.

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

Since the gaming law requirements of many jurisdictions are similar, we are not including descriptions of all jurisdictions due to the number of jurisdictions to which we are subject. For more information concerning the regulatory schemes to which we are subject, we have filed an exhibit to this Annual Report on Form 10-K a description of the Nevada regulations. The description of the Nevada regulations is a representative example of the gaming regulations to which we are subject. See Exhibit 99. “Gaming Regulations.”

Seasonality

See Items 7. “Management’s Discussion Analysis of Financial Condition and Results of Operations.—Results of Operations—Seasonality.”

Employees

As of June 30, 2010, we employed 1,764 persons, including 188 that are internationally based. Approximately 268 of our domestic employees are represented by the International Brotherhood of Electrical Workers (the “IBEW”). Our collective bargaining agreement with the IBEW relates to our Waukegan, Illinois manufacturing facility and expires on June 30, 2011. We believe that our relations with our employees are satisfactory.

ITEM 1A.	RISK FACTORS

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Gaming licenses, regulatory approvals and gaming legislation impact the ability to operate our business and sell and lease our products:

➢

The manufacture and distribution of gaming machines is subject to extensive federal, state, local and foreign regulations and taxes. Most of the jurisdictions in which we operate require licenses, permits, documentation of qualification, including evidence of financial stability and other forms of approval of our company and our officers, directors, major security holders and key personnel, along with our products. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. We cannot assure you that we will be able to obtain or maintain all necessary registrations, licenses, permits or approvals, that the licensing process will not result in delays or adversely affect our operations and our ability to maintain key personnel, or that complying with these regulations will not increase our costs.

➢

The gaming authorities in some jurisdictions may investigate companies or individuals who have a material relationship with us or our security holders to determine whether the selected individual or security holder is acceptable to those gaming authorities. While any such investigated company, individual or security holder must pay the costs of the investigation, such an investigation may be time consuming and distracting to our operations. Failure of companies, individuals or security holders to cooperate with any such investigation could negatively impact our ability to obtain or maintain our licenses. Additionally the regulatory review process and licensing requirements may preclude access to new third-party technologies if those parties either are not willing to subject themselves to review or do not meet regulatory requirements.

➢

Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game and gaming machines, hardware or software will be approved in any jurisdiction. Our networked gaming technology will require regulatory approval in gaming jurisdictions prior to any shipment or implementation and we cannot assure you that we will receive these approvals.

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

➢

Some jurisdictions require gaming manufacturers to obtain regulatory approval before engaging in certain transactions, such as a business combination, reorganizations, borrowings, stock offerings and share repurchases. Obtaining regulatory approvals can be time consuming and costly. We cannot assure you that we will be able to obtain or maintain all necessary approvals or that the approval process will not result in delays or changes to our business plans.

Our business is vulnerable to changing economic conditions and current unfavorable economic conditions have impacted and could continue to negatively impact the play levels of our participation games, new unit sales demand and our ability to collect outstanding receivables from our customers:

➢

Existing unfavorable general economic conditions reduce disposable income of casino patrons and result in fewer patrons visiting casinos. This decline in disposable income could result in reduced play levels on our participation games, causing our cash flows and revenues from a large share of our recurring revenue products to decline. Additionally, higher airfares, gasoline prices and other costs may adversely affect the number of players visiting our customers’ casinos. Current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the casino industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business.

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

➢

Furthermore, current unfavorable economic conditions have and could continue to impact the ability of our customers to make timely payments to us. In mid-fiscal 2009, we began implementing a program to provide a greater than historical amount of extended payment term financing arrangements to certain of our customers which could increase our collection risk and this program continued throughout fiscal 2010 and will likely continue until the economy and consumer discretionary spending improves. We experienced a greater number of customers filing for protection under the bankruptcy laws in fiscal 2009 than in previous years and our bad debt expense increased to $7.1 million. Our experience in fiscal 2010 improved and due to fewer new bankruptcy filings, our bad debt expense declined to $3.1 million. If customers are not able to pay us, we may incur additional provisions for bad debt related to lack of collectability of certain receivables.

Our revenue and profitability depend on our ability to continue to develop, in a timely basis, new technologies and high earning products that appeal to the player and are free from hardware or software anomalies and cannot be fraudulently manipulated:

➢

The gaming machine business is characterized by the rapid development of new technologies and the introduction of new products using such technologies. We must continually adapt our products to incorporate new technologies and if we cannot adapt, or do not timely adapt new technologies, our operations may be adversely impacted.

➢

The success of a newly introduced technology, such as networked gaming, is dependent on our casino customers’ acceptance of a dynamic change in the way they manage their casino floors. While we have designed our WAGE-NET® networked gaming system to support our customers’ existing investment in our Bluebird and Bluebird2 products, such acceptance may nevertheless only build gradually over time. Delays in acceptance by our customers of new technologies may adversely affect our operations.

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

➢

Our success also depends on continually developing and successfully marketing new games and gaming machines with strong and sustained player appeal. A new game or gaming machine will be accepted by casino operators only if we can show that it is likely to produce more revenue and net win to the casino operator than our existing products or our competitors’ products in some cases. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the gaming machines purchased by the casinos. Additionally, we are at risk that customers may cancel orders for products that are not performing to expectations at other casinos. If a new product does not achieve significant market acceptance, we may not recover our development, regulatory approval and promotion costs.

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

➢

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines. All of our games are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these features will effectively stop all fraudulent activities. If our security features do not prevent fraud, we could adversely be affected.

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

➢

We have entered into multiple agreements to license intellectual property and technologies that, as of June 30, 2010, had a net book value of $68.2 million and total potential future commitment of $97.6 million, including contingent payments. We also have other finite lived intangible assets, including patents, and trademarks, with aggregate net book value of $23.3 million as of June 30, 2010. If we determine that we may not realize the value of any of the finite lived intangible net assets or commitments, we would record an immediate charge against earnings up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 6. “Intangible Assets” to our Consolidated Financial Statements for further information on the amount of intellectual property and technologies recorded on our Consolidated Balance Sheets and Note 12. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements for further information on total potential future commitments.

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

➢

In addition, some of our competitors have developed and sell or otherwise provide to customers centralized player tracking and accounting systems, which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. While, with the acquisition of SiP, we can now offer a centralized player tracking and accounting system, we anticipate SiP’s systems will only be used in small international casinos. By not having such a system for large casinos, we are at a competitive disadvantage.

➢

Our profitability is somewhat dependent on our ability to successfully enter into new markets, such as Class II, Mexico and New South Wales, Australia and new channels of distribution, such as networked gaming software applications and online gaming. We cannot assure you that our products will receive the proper regulatory approvals, be accepted by customers or casino players or will perform as well in these markets as they have in our traditional markets.

Our business is subject to political, market and financial risks:

➢

The gaming industry can be affected by public opinion of gaming. In the event that there is a decline in public acceptance of gaming, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through legislative and regulatory changes, including tax increases in existing gaming markets, our ability to continue to sell and lease our gaming machines in those markets and jurisdictions would be adversely affected. We cannot assure you that public opinion will continue to support legalized gaming.

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

➢

We face risks associated with doing business in international markets related to political and economic instability and related foreign currency fluctuations. Unstable governments and changes in treaties and legislation may affect the international gaming market with respect to gaming regulation, taxation, tariffs and import duties and the legality of gaming in some markets, as we experienced with the decline in the Russian market in fiscal 2006. Additionally, we may have increased costs in connection with complying with international laws.

➢

Compliance with applicable environmental, health and safety laws and regulations, including new regulations requiring higher standards, may increase our costs, limit our ability to utilize our current supply chain and force design changes to our products. These changes could reduce the net realizable value of our inventory, which would result in an immediate charge to our Consolidated Income Statements. Non-compliance could negatively impact our operations and financial position as a result of fines, penalties and the cost of mandated remediation or delays to our manufacturing.

➢

In certain sales of new gaming machines and placement of participation gaming machines we have offered free gaming machines and/or free conversion kits, while at the same time we continue to charge our customers for gaming machines and conversion kits, including CPU-NXT and CPU-NXT2 upgrade kits. We cannot be sure that competitive pressure will not cause us to increase the number of free gaming machines and conversion kits, we are expected to offer to our customers, which would decrease the revenue we expect to receive and reduce our gross profit.

➢

If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our financial statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and the results of our operations. Additionally, the inherent limitations of internal control over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls.

➢

Our credit facility contains financial covenants which may restrict our ability to, among other things, make certain levels of capital expenditures; incur additional debt; incur liens; change the nature of our business; merge with or acquire other companies, liquidate or dissolve; limit share repurchases; and sell, transfer, lease or dispose of all or substantially all of our assets.

New products, such as networked gaming, may be subject to complex revenue recognition standards, which could materially affect our financial results:

➢

As we introduce new products and our commercial transactions become increasingly complex, additional analysis and judgment is required to account for them and to recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements and/or software components and applicable accounting principles or regulatory product approval delays could change the timing of revenue recognition and could adversely affect our financial results for any given period. Fluctuations may occur in our revenues and related deferred revenues and reflect our continued shift toward more multiple element contracts that include systems and software.

We are dependent on our employees:

➢	The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have an adverse effect on our operations.

➢

Our ability to continue to develop new technologies and create innovative products depends on our ability to recruit and retain talented employees. A lack of skilled technical workers could delay or negatively impact our business plans.

➢

Our manufacturing facility in the United States is dependent on union employees that are represented by the IBEW under a collective bargaining agreement that expires on June 30, 2011. While we believe that our relations with our employees are satisfactory we cannot predict whether we will be successful in negotiating a new collective bargaining agreement without any disruptions in our manufacturing. Any disruption in our manufacturing could have an adverse effect on our revenues and expenses.

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

Manufacturing Facility & Corporate Headquarters

Our main manufacturing facility and corporate headquarters is located in Waukegan, Illinois, a suburb of Chicago, where we own a facility of more than 350,000 square feet that houses our manufacturing and corporate administrative personnel and also includes warehouse space. This facility was built in 1995 and expanded and improved in both 1998 and 2007. The 2007 expansion enabled us to bring under one roof raw materials and finished goods that had previously been stored at separate third-party warehouses. The fiscal 2007 expansion of our Waukegan facility ensures that it will be adequate in capacity and condition to satisfy our expected future growth requirements.

Chicago Technology Campus

Our engineering and game development headquarters is located in Chicago, Illinois, where we own a facility of more than 129,000 square feet that houses our Chicago engineering and game development personnel. Our Chicago facility was renovated into a research and development center in 2001 and is currently being further expanded to accommodate the growth of our engineering and game development staff. This facility supports engineering and game development for all North American markets and certain international markets. We own a parcel of land and building in Chicago down the street from our technology campus, which we renovated for use in fiscal 2009 by our commercial operations team. Over the last several years we have acquired several other parcels of land in this area. We are working with an architect to develop a master plan for this entire campus, and have recently begun construction of a new 120,000 square foot technology facility that we expect will be occupied in mid-fiscal 2011.

Reno

We currently rent space in two separate buildings in Reno, NV through calendar 2010. In fiscal 2010 we purchased vacant land and began construction of an approximately 53,000 square foot facility that we expect to occupy by the end of calendar 2010, This facility will allow for all of our Reno-based employees to be based in one facility and provide for future expansion.

Leased Facilities

In addition to the principal and material physical properties described above, we maintain leased space worldwide none of which are material to our Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

On April 9, 2010, B Plus Giocologale Ltd. (“B Plus”) filed an action against WMS Gaming International SL (Spain), WMS International SL (Italy) and WMS International SL (the Netherlands) in the civil court of Rome, Italy. WMS Gaming International SL is an indirect, wholly owned subsidiary of WMS. The complaint contains two counts, alleging (i) breach of contract arising from WMS termination of a sales order to supply certain slot machines and (ii) pre-contractual liability arising from WMS’ decision to terminate negotiation relating to potential distribution of WMS products in the Italian market. The complaint seeks aggregate damages of €141.8 million or such other amount, which the court may award. Under the current schedule for this matter, WMS’ preliminary response and defense brief is due in early December 2010. While it is too early in this case to predict the outcome of the case or the extent of any expenses that WMS may have, we believe that we have a strong defense and intend to vigorously defend against these claims.

ITEM 4.	REMOVED AND RESERVED

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following marks: 3 WAY ACTION is a trademark of Yehia Awada; 3SPACE, BOSE and FREE FIELD are trademarks of Bose Corporation; AIRPLANE! and TOP GUN are trademarks of Paramount Pictures Corporation; BATTLESHIP, CLUE and MONOPOLY are trademarks of Hasbro, Inc; DIRTY HARRY is a trademark of Warner Bros. Consumer Products Inc.; G2E is a trademark of Reed Elsevier Inc. and the American Gaming Association; G2S and S2S are trademarks of the Gaming Standards Association; HAPPY DAYS and STAR TREK are trademarks of CBS Studios Inc.; JOHN WAYNE is a trademark of Wayne Enterprises, L.P.; PRESS YOUR LUCK and THE PRICE IS RIGHT are trademarks of FremantleMedia Operations BV; POWERBALL is a trademark of the Multi-State Lottery Association; THE DUKES OF HAZZARD is a trademark of Warner Bros. Entertainment Inc.; THE LORD OF THE RINGS is a trademark of The Saul Zaentz Company d/b/a Middle-earth Enterprises under license to New Line Productions, Inc.; THE WIZARD OF OZ is a trademark of Turner Entertainment Co.; TIME MACHINE is a trademark of Next Generation Entertainment (Aust) Pty Limited.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.50, trades publicly on the New York Stock Exchange (“NYSE”) under the symbol “WMS.” On August 23, 2010, there were approximately 705 holders of record of our common stock.

The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

	High	Low
Fiscal Year Ended June 30, 2010
First Quarter	$44.89	$28.92
Second Quarter	50.11	37.71
Third Quarter	44.21	35.59
Fourth Quarter	51.77	39.17
Fiscal Year Ended June 30, 2009
First Quarter	$34.20	$26.42
Second Quarter	29.94	17.99
Third Quarter	28.30	15.67
Fourth Quarter	35.84	21.44

Dividend Policy

No cash dividends were declared or paid on our common stock during fiscal 2010 or 2009. Our ability to pay future cash dividends will depend upon, among other things, our earnings, anticipated expansion, capital requirements and financial condition. We do not expect to pay cash dividends in the foreseeable future.

On September 25, 2009, we entered into an amended and restated revolving credit agreement with a group of five banks. The revolving credit facility requires that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to among other things, declare dividends, make any distribution to holders of any shares of capital stock or purchase or otherwise acquire shares of our common stock. At June 30, 2010, based upon the leverage ratio as defined, no limitations exist for permitted restricted payment purposes. Permitted restricted payments are defined under the revolving credit facility as certain cash dividends or cash stock repurchases within a specific dollar amount.

Issuance of Unregistered Securities

None

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the fourth quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2010 – April 30, 2010	—	$—	—	$109,493,926
May 1, 2010 – May 31, 2010	—	$—	—	$109,493,926
June 1, 2010 – June 30, 2010	118,800	$42.04	118,800	$104,499,883

Total	118,800	$42.04	118,800	$104,499,883

See Note 10. “Stockholders’ Equity—Common Stock Repurchase Program” and Note 18. “Subsequent Events” to our Consolidated Financial Statements.

ITEM 6.	SELECTED FINANCIAL DATA

The data as of June 30, 2010 and 2009 and for the years ended June 30, 2010, 2009 and 2008 are derived from our audited Consolidated Financial Statements and related Notes that are included elsewhere in this Report. The data as of June 30, 2008, 2007 and 2006 and for the years ended June 30, 2007 and 2006 are derived from our audited Consolidated Financial Statements and related Notes that are included in other reports filed with the Securities and Exchange Commission.

The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(in millions, except per share amounts)
Statement of Operations Data:
Revenues	$765.1	$706.4	$650.1	$539.8	$451.2
Operating income	167.9	136.6	104.4	74.2	49.0
Income before income taxes	170.5	140.4	105.6	71.7	49.2
Provision for income taxes	57.6	48.2	38.1	22.8	15.9
Net income(1)(2)(3)(4)	$112.9	$92.2	$67.5	$48.9	$33.3
Earnings Per Share:
Basic	$2.02	$1.87	$1.34	$1.01	$0.71
Diluted	$1.88	$1.59	$1.15	$0.86	$0.63
Weighted-Average Common Shares:
Basic common stock outstanding	56.0	49.2	50.2	48.4	47.1
Diluted common stock and common stock equivalents	60.4	59.1	60.6	59.6	56.9
Dividends Per Common Share	$—	$—	$—	$—	$—
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$130.3	$179.2	$186.2	$118.9	$103.1
Investing activities	(108.6)	(113.8)	(117.8)	(158.8)	(94.1)
Financing activities	9.7	(29.8)	(5.2)	35.6	(4.6)
Effect of exchange rates on cash and cash equivalents	(0.4)	(0.7)	0.4	2.4	(0.5)

Increase (decrease) in cash and cash equivalents	$31.0	$34.9	$63.6	$(1.9)	$3.9

	As of June 30,
	2010	2009	2008	2007	2006
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$166.7	$135.7	$100.8	$37.2	$39.1
Working capital	414.2	334.3	296.7	255.5	234.2
Total accounts and notes receivable, net	326.2	252.5	206.2	180.4	153.1
Total assets	1,007.0	856.0	772.7	655.7	526.4
Long-term debt(5)	—	115.0	115.0	115.0	115.0
Stockholders’ equity(5)	833.9	591.4	510.8	433.6	325.6

(1)

Net income in fiscal 2010 includes a $3.6 million net tax benefit from a lower effective income tax rate resulting from discrete tax items, primarily the favorable completion of federal income tax audits through fiscal 2007.

(2)

Net income in fiscal 2009 includes a $3.1 after-tax gain from a cash settlement of trademark litigation and a $1.1 million income tax benefit related to the period January 1, 2008 through June 30, 2008 due to the retroactive reinstatement of the research and development tax credit legislation in December 2008.

(3)	Net income in fiscal 2008 includes a $2.3 million after-tax write-down to net realizable value of a technology license.

(4)

Net income in fiscal 2007 includes a $1.0 million after-tax charge for expenses associated with management separation costs during the period and a $0.7 million income tax benefit related to the period January 1, 2006 through June 30, 2006, due to the retroactive reinstatement of the research and development tax credit legislation in December 2006.

(5)

In fiscal 2010, we issued 8.7 million of our common shares upon the early conversion to common stock of $115.0 million principal amount of our 2.75% Convertible Subordinated Notes (“Notes”). As a result of the conversion of all of our Notes, our long-term debt has been eliminated and stockholders equity has increased by $115.0 million. See Note 9. “Convertible Subordinated Notes and Revolving Credit Facility” to our Consolidated Financial Statements.

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

As used in this Report, the terms “we”, “us”, “our” and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming venues worldwide. We generate revenue in two principal ways: product sales and gaming operations, as further described below. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. In fiscal 2010, we expanded the markets where we directly distribute our products by launching directly into Class II gaming markets in the United States and entering the Mexican and New South Wales, Australia markets. We had previously served these markets through content licensing agreements with third parties for our game themes. In fiscal 2011, we expect to further penetrate these new markets and to expand our distribution channels to provide fully networked gaming business service solutions to our customers that are aimed at increasing the revenue generating capabilities and operational efficiency of casino gaming floors. These solutions use industry standard communication protocols in order to be interoperable with our competitor’s games and gaming systems that utilize industry standard communication. We also expect to launch an online gaming site for residents in the United Kingdom in fiscal 2011.

The financial market crisis that began in 2008 has continued to disrupt credit and equity markets worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment. The effect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our industry. Some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar 2010 than in calendar 2009, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos. In anticipation of the further lengthening of the replacement cycle and in response to the challenging economic environment, we reduced the number of new employees we previously planned to hire in fiscal 2009 and in fiscal 2010, and took actions to contain non-payroll related spending while still supporting our growing revenue base. In fiscal 2010, we remained focused on controlling spending and prioritizing capital expenditures and other discretionary items. The economic crisis lowered the number of new units we sold in fiscal 2009, and this continued in the first half of fiscal 2010, with modest year-over-year increases in the March and June 2010 quarters.

We had expected that with our launch of the network gaming-enabled Bluebird2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level for the past few years. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. For fiscal 2009, Bluebird2 units accounted for 35% of our total new units shipped and, with the continuing transition in the market to this new product, accounted for approximately 83% of new unit shipments in fiscal 2010. We sold slightly more new units in the March and June 2010 quarters than in the March and June 2009 quarters due to the popularity of our products enabling us to increase our share of units shipped in the United States and Canada. We believe that as the economy continues to improve, customers will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict the rate of increase in their capital budgets. In addition, we also expect to experience an increase in demand from casino expansions and new casino openings in new and expanding gaming jurisdictions beginning in calendar 2012.

We believe several recent developments fueled by the challenging economic situation will expand our revenue opportunities over the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire, Maine and Massachusetts. Internationally, Singapore opened as a new market in fiscal 2010 and a new VLT market in Italy is expected to open in fiscal 2011. In addition, legislation has been discussed in Greece, Brazil, Japan and Taiwan that would open new market opportunities. The breadth and timing of these opportunities remains uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

Product Sales

Product sales revenue includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, parts, conversion kits (including game theme, hardware or operating system conversions), amusement-with-prize (“AWP”) gaming machines and gaming-related systems for smaller international casino operators. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2 and Bluebird xD and Orion Financement Company (“Orion Gaming”) Twinstar, Twinstar2 and Helios-branded gaming machines;

➢	Mechanical reel-spinning gaming machines in our Bluebird, Bluebird2 and Bluebird xD-branded gaming machines;

➢

Video poker machines in our Bluebird and Bluebird2-branded gaming machines, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base gaming machine and then leases the top box and game for a lower lease price point;

➢	Replacement parts and conversion kits for our Bluebird, Bluebird2, Bluebird xD, Twinstar, Twinstar2, Helios and AWP gaming machines, and CPU-NXT and CPU-NXT2 upgrade kits;

➢	Used gaming machines manufactured by us or our competitors that are acquired on a trade-in basis or that were previously placed on a participation basis;

➢	AWP gaming machines in certain international markets; and

➢	Gaming-related systems, including linked progressive systems and slot accounting systems applicable to smaller international casinos.

Gaming Operations

We earn gaming operations revenues from leasing participation games, gaming machines and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content and intellectual property. Our gaming operations include the following product lines:

➢

Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the net win, which is the casino’s earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees; or (3) a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. We have the ability to lease these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include:

➢	Wide-area progressive (“WAP”) participation games;

➢	Local-area progressive (“LAP”) participation games; and

➢	Stand-alone participation games.

➢	Casino-owned daily fee games, where the casino or gaming machine operator purchases the base gaming machine and pays a lower daily lease fee for the top box and game;

➢	Gaming machines placed at casinos under operating lease arrangements;

➢	VLTs; and

➢	Revenues from licensing our game content and intellectual properties to third parties.

OUR FOCUS

We continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new and expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty. We believe that gaming operators’ replacement buying demand will modestly improve in calendar 2011, just as we believe, in general, that casino capital budgets for replacing gaming machines improved modestly in calendar 2010 from calendar 2009.

As we navigate these macroeconomic challenges, we remain focused on five key strategic priorities: 1) grow our United States and Canadian market share by innovating differentiated products; 2) expand the breadth and profitability of our international business; 3) drive growth in our gaming operations business, while selectively investing our capital deployed in that business; 4) improve our gross margins and operating margins; and 5) increase our cash flow from operations.

1.	Strategic Priority: Grow our United States and Canadian market share by innovating differentiated products.

Fiscal 2010 Result: The United States and Canadian replacement cycle has been abnormally low for several years and the challenges facing our industry and the overall economy have continued, all of which have reduced overall industry demand. We believe capital budgets for replacing gaming machines improved modestly for calendar 2010 over calendar 2009; however, new casino openings and casino expansions declined over prior year levels. In this challenging environment our year-over-year new unit shipment volume was down 3.7% from the prior year for U.S. and Canadian shipments. To further diversify our revenue streams, we directly entered the Class II and central determinant market in fiscal 2010 following expiration of our previous licensing agreements for those markets. Through an agreement with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm, over time we expect to combine our existing library of for-sale games with Bluberi’s proven system capabilities for the Class II and central determinant markets. We shipped our first gaming machines to a Class II market in the September 2009 quarter, and shipments grew throughout the remainder of fiscal 2010 as we received additional regulatory approvals, and we expect to increase shipments into these markets in fiscal 2011. We launched our new Bluebird xD gaming cabinet late in the June 2010 quarter and, given initial customer response, we expect strong demand for this new product in fiscal 2011. We are dependent, in part, on innovative new products, casino expansions and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in fiscal 2010, such expenses were $105.9 million or 13.8% of revenues, up $7.5 million, or 7.6%, compared to the prior year. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism. Based on publicly disclosed information, we believe our share of new units shipped among the four major companies serving the United States and Canadian gaming market, increased to 29% in fiscal 2010 from 22% in fiscal 2009.

2.	Strategic Priority: Expand the breadth and profitability of our international business.

Fiscal 2010 Result: Shipments to international markets represented 35.4% of our total new unit shipments in fiscal 2010, compared with 36.6% for the prior year. During fiscal 2010, international new unit shipments decreased 8.8% from the prior year, as economic challenges are evident in several regions, principally in Western European and Latin American markets, as well as the impact on unit volume of the higher-priced Bluebird2 units. In January 2010, we had a soft product launch of a new value-priced gaming cabinet called Helios that is targeted at select international markets where the economics of the facilities do not justify the premium priced points of the Bluebird, Bluebird2 or Orion Gaming’s Twinstar or Twinstar2 gaming machines. We directly entered two new markets in fiscal 2010 that we had previously served through content licensing arrangements: New South Wales, Australia and Mexico. In the March 2010 quarter in New South Wales, Australia, we began shipping products as our distributor received regulatory approval for our Bluebird2 gaming machine and the first three game themes. We have since received additional game theme approvals and due to the popularity and earnings performance of our products, shipments and revenues increased in the June quarter. We expect continued growth in fiscal 2011. We shipped our first direct shipment of gaming machines into Mexico in the June 2009 quarter and expanded shipments to this market in each quarter of fiscal 2010. We continue to make progress in preparing for the opening of the new VLT market in Italy. Although much effort is still needed before the first gaming machines are placed in Italy, we anticipate we will see the first shipments in mid-fiscal 2011. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We also launched the new Bluebird xD gaming cabinet in late June 2010, which will benefit our shipments into the international markets in fiscal 2011.

3.	Strategic Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Fiscal 2010 Result: During the year ended June 30, 2010, our average installed base of participation gaming machines increased 6.5% over the prior year and, at June 30, 2010, our total installed participation footprint stood at 10,421 units compared to 10,350 units at June 30, 2009. Our focus in fiscal 2010 was to increase the percentage of the installed base that were WAP gaming machines as they generate the highest gross profit dollars. We were successful in this effort as WAP gaming machines grew from 24.4% of the installed base at June 30, 2009 to 33.6% of the installed base at June 30, 2010. The 987 unit increase in WAP footprint largely reflects the successful launch of new WAP games on our new participation product lines. The WAP gaming machines have a higher daily lease rate than the other participation gaming machines and the increase in the WAP percentage of the installed base was the primary driver of the 9.4% increase in the average daily lease rate to $76.53 in fiscal 2010. We implemented a shift in strategy in fiscal 2007 to focus on return on investment of our gaming operations assets, which includes limiting the number of gaming machines for a new theme at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. By controlling the initial placement of participation products, we continued to reduce the capital invested in gaming operations compared to the prior year. A 9.4% improvement in the average daily revenue, coupled with the 6.5% improvement in the average installed base, produced a 16.6% year-over-year increase in participation revenue in our gaming operations business to $287.6 million, which attests to the continued strong play levels and player appeal of our participation products.

4.	Strategic Priority: Improve our gross margins and operating margins.

Fiscal 2010 Result: Our operating margin improved 260 basis points to 21.9% for the year ended June 30, 2010 from 19.3% for the prior year, even as research and development expenses increased year-over year by $7.5 million, or 7.6%. For the year ended June 30, 2010, our overall gross margin improved by 50 basis points to 64.0% led by a 130 basis point increase to 52.8% in our product sales gross margin largely attributable to the solid sales of and margin achieved with our new, premium Bluebird2 gaming platform partially offset by a decrease in our gaming operations margin to 80.8% as lower gross margin WAP gaming machines grew as a percentage of our installed base and as high-margin licensing revenues declined with the expiration of several agreements. We are still implementing our lean sigma and strategic sourcing initiatives, and we continue to realize positive results. We believe these initiatives will continue to drive margin improvement in future years. In the future, we expect to benefit from higher average selling prices and lease revenues coupled with an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing cost per unit. We also expect our gaming operations business will continue to expand with both the installed base and revenue per day increasing.

In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending decreased slightly to 13.8% as a percentage of revenues and includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines. We expect that these costs will increase as a percentage of revenue to around 15% in fiscal 2011. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins. Our selling and administrative expenses decreased by 120 basis points as a percentage of revenues in fiscal 2010 and our depreciation expense decreased by 90 basis points as a percentage of revenue for fiscal 2010. We expect selling and administrative expenses to continue to decline as a percentage of revenues in fiscal 2011, but due to higher capital spending in our gaming operations business and the launch of both the networked gaming and online gaming business in fiscal 2011 that depreciation expense will increase as a percentage of revenues.

5.	Strategic Priority: Increase our cash flow from operations.

Fiscal 2010 Result: For the year ended June 30, 2010, net cash provided by operations was lower than the prior year reflecting a decrease of $48.9 million to $130.3 million, or 27.3%. The net cash provided by operations for the year ended June 30, 2010 reflects higher net income, deferred income tax expense and other non-cash items more than offset by a reduction in depreciation and amortization expense and changes in operating assets and liabilities. These operating asset and liability changes were impacted by a combination of our granting a greater amount of extended payment term financing options for select customers during these challenging economic times and a greater percentage of new units shipped in the last month of the year, coupled with an increase in inventory primarily due to an extended buy for a computer chip going end-of-life that is used in substantially all of our gaming machines, which was partially offset by better management of our accounts payables. In addition, in our cash flows from investing activities we made significant improvement in our management of the capital deployed in our gaming operations business. During fiscal 2010, the installed footprint of participation gaming machines increased 71 units or 0.7%, while our investment in gaming operations equipment totaled $43.5 million, compared to the $47.0 million invested in the prior year. As a result of the strong cash flow from operations, our total cash, cash equivalents and restricted cash as of June 30, 2010, rose 19.3% to $184.6 million from $154.7 million as of June 30, 2009.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions that can extend our presence and product lines, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the year ended June 30, 2010, our research and development spending increased $7.5 million over the prior year and we spent $56.8 million on property, plant and equipment, $43.5 million on additions to gaming operations equipment, $8.3 million to acquire or license intangible and other assets and we funded approximately $45.0 million of common stock repurchases.

Networked Gaming

We believe that networked gaming will be the next significant technology advancement in the gaming machine industry. Networked gaming refers to a networked gaming system that links groups of networked-enabled gaming machines to a server or servers in each casino’s data center. Once the gaming machines are connected to the network, new applications, game functionality and system-wide features can be enabled on the gaming machines from the server. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for networked gaming to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2010 leading up to the full commercial launch of our WAGE-NET networked gaming system expected later in calendar year 2010.

Our vision for networked gaming expands on the basic functionality of downloadable games, remote configuration of betting denominations and central determination of game outcomes and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe networked gaming will permit game play to be communal among many players. We also expect that with networked gaming machines we will be able to offer system-wide features and game functionality along with applications that add value to casino operators’ operations. We will continue networked gaming development, working with our competitors and customers to ensure the future is powered by an open architecture approach where games, networks, servers and software from multiple suppliers are compatible with each other through the use of industry standard communication protocols.

Our path to the networked gaming marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of networked gaming systems. Fiscal 2007 was highlighted by the successful launch of our Community Gaming participation product line, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of gaming machines, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform, which is also the basis for our networked gaming-enabled Bluebird2 gaming machines that we launched in the December 2008 quarter. CPU-NXT2 also drives our Transmissive Reels participation product line and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion participation product line.

We combined an interactive see-through liquid crystal display (“LCD”) with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the networked gaming slot floor. We launched Adaptive Gaming, another key component to our networked gaming technology in July 2008. At the G2E® trade show in November 2008 and the IGE trade show in January 2009, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 gaming machines using the CPU-NXT2 operating system and new games with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association (“GSA”): G2S® and S2S®.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology Inc. (“IGT”). This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and networked gaming infrastructures. In May 2008, we received approval from Gaming Laboratories International, Inc. (“GLI”) on the first-point release of our WAGE-NET networked gaming system, incorporating GSA communication standards and basic networked gaming functionality, which as part of a technical beta test was placed at a popular tribal casino. An updated version of WAGE-NET was further enhanced and is GSA compliant, demonstrating our total commitment to support open architecture and standards-based protocols that our casino customers want and should expect. This version is currently on a field trial at two casinos in Las Vegas and at a popular casino in Canada. We further refined WAGE-NET with additional features and functionality in the commercial launch point release of the software and this version has been submitted to the Nevada gaming regulators and GLI. We have continued to enhance our WAGE-NET capabilities and in May 2010 received approval from GLI of our first value-added application to run over WAGE-NET: Ultra Hit Progressive® —Jackpot Explosion®. This is the first in a series of networked gaming applications that leverage WMS’ unique portal technology. Jackpot Explosion is the first theme within the Ultra Hit Progressive networked gaming application family. Before the commercial launch of this version of WAGE-NET and Jackpot Explosion, we are conducting self imposed beta tests in nine casinos beginning summer 2010 and expect the commercial product launch to occur in the December 2010 quarter.

OTHER KEY FISCAL 2010 ACTIVITIES

Common Stock Repurchase Program

See Note 10. “Stockholders’ Equity—Common Stock Repurchase Program” and Note 18. “Subsequent Events” to our Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in our Consolidated Financial Statements and actual results may differ from initial estimates. Our accounting policies, including those involving critical accounting estimates, are more fully described in Note 2. “Principal Accounting Policies” in our Consolidated Financial Statements.

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

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Topic 605, “Revenue Recognition” (“Topic 605”), or FASB Topic 985, “Software” (“Topic 985”).

Recent Updates to Topics 605 and 985

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our 2010 fiscal year. Accordingly, this guidance is being applied to all new or materially modified revenue arrangements entered into since July 1, 2009. While the adoption of these two ASU’s changed our revenue recognition policies beginning in fiscal 2010, the impact on our Consolidated Financial Statements was not significant to either the year ended June 30, 2010 or, had these ASU’s been applied retroactively, to the fiscal years ended June 30, 2009 or 2008, as we had vendor specific objective evidence (“VSOE”) for all elements of our multiple deliverable arrangements and we had not deferred any hardware revenues because an entire customer arrangement had been accounted for as software. These new revenue recognition standards will have more impact on our revenue recognition when we launch our networked gaming system and related software applications in fiscal 2011.

ASU No. 2009-13 replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements, by eliminating the criteria for objective and reliable evidence of fair value for each deliverable. ASU No 2009-13 also eliminates the use of the residual method of allocation of consideration among deliverables and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on VSOE, then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”). In fiscal 2010, we used VSOE to value all elements in our multiple deliverable arrangements and did not use either TPE or ESP.

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

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance in Topic 985 will no longer be accounted for as software. Prior to July 1, 2009, we had determined sales of certain of our products, specifically Bluebird2 gaming machines and revenues generated from the sales of gaming related systems by our subsidiary Systems in Progress GmbH (“SiP”) included software that was “more than incidental” to the product as a whole and accordingly were accounted for under the scope of software revenue recognition guidance in Topic 985. Effective July 1, 2009, with the adoption of ASU No. 2009-14, we no longer apply software revenue recognition guidance from Topic 985 to our Bluebird2 gaming machine sales as the software and non-software components of the Bluebird2 gaming machine function together to deliver the product’s essential functionality.

Effective July 1, 2009, Topic 985 primarily affects our SiP revenues and will impact future networked gaming revenues because SiP and future networked gaming revenues are derived from computer software applications and systems to be sold or leased. As we begin to commercialize networked gaming software applications through multiple deliverable arrangements in fiscal 2011, the application of Topic 985 will require us to obtain VSOE for undelivered networked gaming software applications in a multiple deliverable arrangement before revenue can be recognized on the subsequent delivery of a software application that is part of the multiple deliverable arrangement. This may delay the recognition of revenue and increase deferred revenues and deferred costs. Networked gaming refers to a networked gaming system that links groups of networked-enabled gaming machines to a server in the casino data center.

The application of this policy affects that amount of our revenues, accounts receivable and deferred revenues. Other than the adoption of ASU No. 2009-13 and ASU No. 2009-14, in fiscal 2010, 2009 and 2008, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies” to our Consolidated Financial Statements.

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

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine. The value is based upon an estimate of the condition of the gaming machine, as well as our experience in selling used gaming machines and could change due to changes in demand in general for used gaming machines. We sell these trade-ins as-is or renovate the gaming machines before resale. We also sell participation gaming machines as used gaming machines when we no longer need them in our gaming operations business. Therefore, we review our used gaming machine inventory for impairment on a quarterly basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements.

We sold nearly 8,500 and over 4,900 used gaming machines in fiscal 2010 and 2009, respectively. At June 30, 2010 and 2009, our inventories included 39 and 1,303 legacy gaming machines, respectively, and $0.6 million and $1.0 million of total legacy inventory, respectively.

During fiscal 2010, 2009 and 2008 we recorded provisions for inventory write-downs of $3.8 million, $13.3 million and $10.1 million, respectively. Fiscal 2008 and 2009 reflect higher write-downs as we prepared for the transition of our customer base from Bluebird to Bluebird2 gaming machines.

The application of this policy affects the amount of our inventory and cost of product sales. In fiscal 2010, 2009 and 2008, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Participation Gaming Machine Depreciation and Net Realizable Value

We depreciate the Bluebird and Bluebird2-branded participation gaming machines over a three-year useful life to residual value, while we depreciate the top boxes over a one-year useful life. A material adverse impact could occur if the actual useful life of the participation gaming machines or top boxes is less than what was used in estimating depreciation expense, or if actual residual value is less than the anticipated residual value. At June 30, 2010 and 2009, we had $64.7 million and $68.0 million net book value of gaming operations equipment recorded in our Consolidated Balance Sheet. On a quarterly basis, we assess the carrying value of our gaming operations equipment and adjust the carrying value to net realizable value as appropriate based on expected future usage.

The application of this policy affects the level of our gaming operations equipment, accumulated depreciation on gaming operations equipment, cost of gaming operations, depreciation expense, income tax expense and deferred income tax assets and liabilities. In fiscal 2010, 2009 and 2008, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 5. “Gaming Operations Equipment and Property, Plant and Equipment” to our Consolidated Financial Statements.

Intellectual Property and Licensed Technology Valuations

We license intellectual property and technologies from third parties that we use in our games and gaming machines. At June 30, 2010 and 2009, we had $68.2 million and $68.6 million capitalized on our Consolidated Balance Sheets for such costs, along with commitments not on our Consolidated Balance Sheets for an additional $97.6 million at June 30, 2010. As part of our contracts with the licensors, we typically provide a minimum guaranteed commitment and prepay royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the royalty and license fee advances as intangible assets.

When products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases, the amortization of the advances is included in cost of product sales if related to product sale revenues or cost of gaming operations if related to gaming operations revenues. We regularly evaluate the estimated future benefit of royalty and license fee advances, as well as minimum commitments not yet paid, to determine amounts unlikely to be realized from forecasted product sales revenues or gaming operations revenues. If actual or revised revenue forecasts fall below the initial estimate, then we may need to revise the remaining useful life and/or record an impairment charge to write down the asset to net realizable value as we did in fiscal 2008 when we recorded a $3.7 million pre-tax write-down to net realizable value for a licensed technology.

See Note 6. “Intangible Assets” and Note 12. “Commitments, Contingencies and Indemnifications,” to our Consolidated Financial Statements for further information. The application of this policy affects the level of our current assets, non-current assets, current liabilities, cost of product sales, cost of gaming operations, research and development expense and selling and general expense. Other than the fiscal year 2008 pre-tax write-down of $3.7 million to net realizable value for a licensed technology, in fiscal 2010, 2009 and 2008, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

Income Tax Accounting

We conduct business globally and are subject to income taxes in U.S. Federal, state, local and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain income tax positions and income tax payment timing.

We record deferred income tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying U.S., state and applicable foreign jurisdiction enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred income tax assets is evaluated through the forecasting of taxable income, in each jurisdiction, using historical and projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies.

We apply an estimated annual effective income tax rate to our quarterly operating results to calculate the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the income tax attributable to that item is recorded in the interim period in which it occurs. We modify our annual effective income tax rate if facts and circumstances change between quarters. Our effective income tax rates for fiscal 2010, 2009 and 2008 were 33.8%, 34.3% and 36.1%, respectively.

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

As a matter of course, we are regularly audited by various taxing authorities, and sometimes these audits result in proposed assessments where the ultimate resolution may result in our owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under applicable tax law, we believe certain positions are likely to be challenged and we may not succeed in realizing the income tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances regarding the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe the estimates and assumptions used to support our evaluation of tax benefit realization are reasonable. However, final determinations of prior-year income tax liabilities, either by settlement with tax authorities or expiration of statutes of limitations, could be materially different than estimates reflected in our Consolidated Balance Sheets and historical income tax provisions in our Consolidated Statements of Income. The outcome of these final determinations could have a material effect on our income tax provision, net income or cash flows in the period in which that determination is made. We believe our income tax positions comply with applicable tax law and that we have adequately provided for any known income tax contingencies.

We apply FASB Topic 740 “Accounting for Uncertainty in Income Taxes” (“Topic 740”) to our uncertain tax positions. Under Topic 740, the benefits of income tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For income tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements.

At this time we believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. We are no longer subject to any significant U.S. Federal tax examinations by tax authorities for years before fiscal 2008, or state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

The application of this policy affects the level of our income tax expense, current income tax receivables and liabilities and current and non-current deferred income tax assets and liabilities. In the March 2010 quarter, we had several discrete income tax items that netted out to a lower effective income tax rate which increased diluted earnings per share by $0.06; primarily the completion of Federal income tax return audits by the Internal Revenue Service for fiscal 2004 through fiscal 2007 that resulted in a reduction of our liability for uncertain tax positions by $4.6 million, or a $0.07 per diluted share benefit, partially offset by the expiration of the R&D tax credit legislation effective as of December 31, 2009 which had the impact of reducing our earnings per diluted share by $0.01. Other than the $4.6 million reduction in the liability for uncertain tax positions as a result of the completion of the audit of our Federal income tax returns through fiscal 2007, in fiscal 2010, 2009 and 2008, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 8. “Income Taxes” to our Consolidated Financial Statements.

Share-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of FASB Topic 718, “Share-Based Payment” (“Topic 718”). Pre-tax share-based compensation expense was $20.3 million, $18.0 million, and $15.2 million for fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, we recorded a provision for equity-base performance units outstanding of $4.0 million that relate to the thirty-six month periods ended June 30, 2010, 2011 and 2012, based on the current assessment of achievement of the performance goals. In fiscal 2009, we recorded a provision for equity-base performance units outstanding of $3.4 million that relate to the thirty-six month periods ended June 30, 2009, 2010 and 2011, based on the current assessment of achievement of the performance goals. In fiscal 2008, we recorded a provision for equity-base performance units outstanding of $2.7 million that relate to the thirty-six month periods ended June 30, 2009 and 2010, based on the current assessment of achievement of the performance goals. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals.

Under the fair value recognition provisions of Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If actual results differ significantly from these estimates, share-based compensation expense in our Consolidated Income Statements could be materially impacted. See Note 2. “Principal Accounting Policies” to our Consolidated Financial Statements.

The application of this policy affects the level of our cost of product sales, cost of gaming operations, research and development expenses, selling and administrative expenses, additional paid-in capital and income tax expense. During fiscal 2010, 2009 and 2008, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2. “Principal Accounting Policies—Recently Issued Accounting Standards” to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand or if gaming is permitted in a significant new jurisdiction.

Impact of Inflation

During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

Below are our Revenues, Gross Margins and Key Performance Indicators. This information should be read in conjunction with our Consolidated Statements of Income (in millions, except unit, per unit and per day data):

	Year Ended June 30,		Increase (Decrease)		Percent Increase (Decrease)
	2010	2009
Product Sales Revenues
New unit sales revenues	$387.6	$375.1	$12.5		3.3%
Other product sales revenues	73.3	63.4	9.9		15.6

Total product sales revenues	$460.9	$438.5	$22.4		5.1

New units sold	24,944	26,406	(1,462)		(5.5)
Average sales price per new unit	$15,540	$14,203	$1,337		9.4
Gross profit on product sales revenues(1)	$243.5	$225.7	$17.8		7.9
Gross margin on product sales revenues(1)	52.8%	51.5%	130	bp	2.5

Gaming Operations Revenues
Participation revenues	$287.6	$246.7	$40.9		16.6
Other gaming operations revenues	16.6	21.2	(4.6)		(21.7)

Total gaming operations revenues	$304.2	$267.9	$36.3		13.5

WAP gaming machine units at year end	3,510	2,523	987		39.1
LAP gaming machine units at year end	2,330	2,386	(56)		(2.3)
Stand-alone gaming machine units at year end	4,581	5,441	(860)		(15.8)

Total installed participation base units at year end	10,421	10,350	71		0.7

Average participation installed base units	10,298	9,666	632		6.5
Average revenue per day per participation machine unit	$76.53	$69.93	$6.60		9.4
Installed casino-owned daily fee game units at year end	416	507	(91)		(17.9)
Average casino-owned daily fee game units installed base	430	763	(333)		(43.6)

Gross profit on gaming operations revenues(1)	$245.9	$223.2	$22.7		10.2
Gross margin on gaming operations revenues(1)	80.8%	83.3%	(250	) bp	(3.0)

Total revenues	$765.1	$706.4	$58.7		8.3
Total gross profit(1)	$489.4	$448.9	$40.5		9.0
Total gross margin(1)	64.0%	63.5%	50	bp	0.8
Total operating income	$167.9	$136.6	$31.3		22.9
Total operating margin	21.9%	19.3%	260	bp	13.5

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for fiscal 2010 increased 8.3% or $58.7 million, over fiscal 2009, reflecting:

➢	A $12.5 million, or 3.3%, increase in new unit sales revenue as a result of:

➢

A 9.4% increase in the average selling price of new gaming machines to $15,540, principally reflecting the greater sales mix of premium-priced products, which included the sale of approximately 20,700 Bluebird2 gaming machines, representing 82.9% of our total new unit sales compared to 9,229 Bluebird2 gaming machines sold or 35.0% of new units sold in the prior year.

➢	A 1,462 unit, or 5.5%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 16,118 units, a decrease of 3.7%, due to lower industry demand resulting from the slow economy and our customers’ lower capital budgets in calendar 2009 with only a modest increase in capital budgets in calendar 2010;

➢

International new units sold decreased 8.8% from the prior year to 8,826 units, reflecting economic challenges and tightening credit markets across international regions, especially the European and Latin American markets; and

➢

Sales of mechanical reel products totaled 7,348 units, or approximately 29.5% of total new units sold, compared to 24.1% of units sold in the prior year. We believe our customers reduced their capital spending on this product line in the first half of fiscal 2009 in advance of our launch of the new Bluebird2 mechanical reel gaming machine with Transmissive Reel technology late in the March 2009 quarter.

➢

A $9.9 million, or 15.6%, increase in other product sales revenues reflecting higher sales of conversion kits, lower-margin used gaming machines, parts sales, SiP and other revenues, partially offset by a decrease in AWP revenues as:

➢

We earned revenue on sales of approximately 10,100 game conversion kits in fiscal 2010, which were up 7.9% compared to the conversion kit sales in the prior year, while the average selling price achieved was lower than in fiscal 2009; and

➢	We sold approximately 8,500 used gaming machines during fiscal 2010, compared to approximately 4,900 used gaming machines in the prior year.

➢	A $40.9 million, or 16.6%, growth in participation revenues due primarily to:

➢

A 6.5% increase, or 632 units, in the average installed base of participation gaming machines in fiscal 2010 driven by the growth in our WAP gaming machines. The WAP units in the installed base at June 30, 2010 were 39.1% or 987 units higher than at June 30, 2009, reflecting our focus in fiscal 2010 on increasing the percentage of WAP units in the installed base. The WAP installed base accounted for 33.7% and 24.4% of the installed base at June 2010 and 2009, respectively. We were able to increase the WAP installed base due to the continued strong earnings performance of our Sensory Immersion and Transmissive Reels participation product lines. The stand-alone installed base decreased by 860 units primarily due to certain game series coming to the end of their life cycle. The LAP units in the installed base at June 30, 2010 were relatively flat compared with the prior year at 2,330 units. Our controlled roll-out strategy for new participation games has led to the desired result of a higher level of incremental footprint.

➢

Overall average revenue per day increased by $6.60, or 9.4%, principally reflecting the mix shift in the installed base to a higher percentage of WAP units which have a higher revenue per day than LAP and stand-alone games, coupled with our active program to relocate low-performing participation gaming machines to casinos where we expect higher performance, partially offset by lower levels of casino play due to a continuing challenging economy.

➢	A $4.6 million, or 21.7%, decrease in other gaming operations revenues during fiscal 2010 as we experienced lower royalty revenues as a result of game content license agreements to third parties for certain markets reaching the end of the license term. The reduction in royalty revenues resulting from these expired license agreements was not material to our Consolidated Financial Statements. Although we expect that future royalty revenues will be lower as a result of these expirations, we also expect our product sales and gaming operations revenue to increase and, over time, expect those revenues to exceed the previously recorded levels of royalty revenue due to our direct entry into markets such as Class II, Mexico and Australia.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 9.0%, or $40.5 million, to $489.4 million for fiscal 2010 from $448.9 million for the prior year. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $23.9 million and $21.4 million in fiscal 2010 and 2009, respectively, in selling and administrative expenses. This improvement reflects:

➢

Gross margin on product sales revenues was 52.8% for fiscal 2010, compared to 51.5% for the prior year. Gross margin for fiscal 2010 reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with a higher average selling price due to greater sales of premium gaming machines, including our new Bluebird2 platform and $9.5 million in lower excess and obsolete inventory charges, partially offset by a lower volume of business and a higher amount of lower margin used game sales and parts sales. We incurred higher excess and obsolete inventory charges in the prior year as we prepared for customers transitioning to our new Bluebird2 gaming cabinet.

➢

Gross margin on gaming operations revenues was 80.8% for fiscal 2010, compared to 83.3% from the prior year, reflecting the impact of higher mix of lower margin WAP units and less favorable WAP jackpot expense experience. Gaming operations gross margin was also negatively impacted during fiscal 2010 by 0.3% from lower royalty revenues as a result of license agreements for certain markets reaching the end of the license term and our election not to renew such agreements so we can directly enter these markets.

We expect to generate continued revenue growth in fiscal 2011 and fiscal 2012 as we increase our global market share due to the popularity of our products, new product launches, expanded market distribution opportunities, increases to our average selling price with our premium Bluebird2 and new Bluebird xD gaming machines, new revenue streams for networked gaming application revenues and online gaming revenues and as we continue to grow our participation installed base and average revenues per day through the introduction of new and innovative participation games and product lines. We expect royalty revenues to decline in fiscal 2011 and 2012 from fiscal 2010 levels as several of our content licensing agreements terminated prior to or during fiscal 2010 or were in an agreed upon sell-off period. We expect continued improvements in our product sales gross margin resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools to improve quality and eliminate waste, results from our strategic sourcing initiatives and the benefits from higher unit volumes and ongoing efforts to level the production schedule throughout each quarter.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,
	2010		2009		Increase/(Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$105.9	13.8%	$98.4	13.9%	7.5	7.6%
Selling and administrative	148.4	19.4	145.5	20.6	2.9	2.0
Depreciation	67.2	8.8	68.4	9.7	(1.2)	(1.8)

Total operating expenses	$321.5	42.0%	$312.3	44.2%	9.2	2.9%

Research and development expenses increased 7.6% or $7.5 million to $105.9 million in fiscal 2010, compared to $98.4 million in the prior year and represented 13.8% of fiscal 2010 revenues, which was virtually flat to the prior year. The increased spending on research and development for fiscal 2010 included:

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

Higher costs to accelerate new systems and enterprise-wide system applications for our Casino Evolved suite of innovative, high-value products in preparation for the launch later in calendar 2010 of networked gaming systems and online gaming in the United Kingdom;

➢

Increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above and higher performance-based incentive costs associated with improved operating performance; partially offset by our efforts to contain costs.

During fiscal 2010, we introduced 59 new WMS-branded games for sale and 29 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2009 of 61 new WMS-branded games for sale and 26 new participation and casino-owned daily fee games.

We expect that research and development expenses will increase as a percentage of revenues to around 15% in fiscal 2011 and 2012 as we accelerate our spending on projects to ensure we stay at the forefront of innovation and creativity in our industry.

Selling and administrative expenses increased 2.0%, or $2.9 million, to $148.4 million in fiscal 2010 compared to $145.5 million in the prior year. Selling and administrative expenses as a percentage of revenues decreased 120 basis points in fiscal 2010. The year-over-year change includes:

➢

Increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and higher performance based incentive costs associated with improved operating performance; partially offset by

➢	A reduction in legal expense in fiscal 2010 as the litigation cost for insurance claims related to Hurricane Katrina was substantially lower; and

➢

A reduction in bad debt expense to $3.1 million in fiscal 2010 from $7.1 million in the prior year. The expense in fiscal 2009 was higher due to the impact of the economic turndown, which resulted in an increase in customer bankruptcy filings during that period.

Depreciation expense declined by $1.2 million to $67.2 million in fiscal 2010 compared to $68.4 million in the prior year. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation games, coupled with a greater number of participation gaming machines having been depreciated to their salvage value.

Operating Income

Our operating income increased by $31.3 million or 22.9% in fiscal 2010 on an 8.3% increase in total revenues. Our fiscal 2010 operating margin of 21.9% represented a 260 basis point increase over the 19.3% operating margin achieved in the prior year. This improvement was achieved by the improvements in product sales gross margin and gaming operations gross profit, coupled with higher-margin gaming operations accounting for 39.8% of total revenues in fiscal 2010 compared to 37.9% in the prior year, partially offset by operating expenses increasing by 2.9%.

For fiscal 2011 and 2012, we expect to continue to achieve improvements in our operating margin as anticipated improvements in revenue and gross profits will be paired with expectations that selling and administrative expenses will be a slightly lower percentage of overall revenues than in fiscal 2010, partially offset by both research and development expenses and depreciation expense increasing modestly as a percentage of revenues.

Interest Expense

We incurred interest expense of $3.2 million for fiscal 2010 compared to $4.0 million for the prior year. The 2010 period includes approximately $0.9 million of expenses related to inducement costs related to the early conversion by Note holders of all $115 million of issued Notes into common stock. In fiscal 2009, we also incurred interest and fees on borrowings under our revolving credit facility but we did not borrow any monies under the facility in fiscal 2010. Fiscal 2010 results include higher amortization of debt issuance costs than fiscal 2009 results as a consequence of the amendment and restatement of our revolving credit agreement effective September 2009.

Interest and Other Income, Net

Interest income and other income and expense, net decreased by $2.0 million to $5.8 million in fiscal 2010 compared to $7.8 million for the prior year, primarily due to a pre-tax gain of $5.0 million from a cash settlement of trademark litigation in the fiscal 2009 period, partially offset by interest income rising from a greater amount of extended payment term financings than in fiscal 2009.

Income Taxes

The effective income tax rate was 33.8% in fiscal 2010 compared to 34.3% in fiscal 2009. The fiscal 2010 effective tax rate reflects:

➢

The favorable impact of the completion by the Internal Revenue Service (“IRS”) of income tax audits for fiscal years 2004 through 2007 resulting in a reduction of our liability for uncertain tax positions by $4.6 million or $0.07 per diluted share; and

➢	Increased impact of permanent tax items in fiscal 2010; partially offset by the

➢	Increased income over fiscal 2009; and

➢	Impact of the expiration of the Federal research and development tax credit as of December 31, 2009, which increased our provision for income taxes by $0.01 per diluted share.

The fiscal 2009 effective income tax rate reflects:

➢	Higher domestic manufacturing deduction; and

➢

Reinstatement of the research and development tax credit in October 2008, retroactive to the beginning of the calendar year 2008. The effective tax rate includes the credit earned from January 1, 2008 through June 30, 2008, which aggregated $0.02 per diluted share, in addition to the tax credit earned during fiscal 2009.

In early October 2008, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2008 and continued through calendar year 2009. As the research and development tax credit legislation expired December 31, 2009, we expect our effective income tax rate for fiscal 2011 and 2012 to be approximately 36% to 37% assuming governments do not change statutory tax rates for those periods or reinstitute the Federal research and development tax credit.

Earnings Per Share

Diluted earnings per share increased 18.2% on an 8.3% increase in revenues to $1.88 for year ended June 2010 from $1.59 for prior year. The increase in earnings per share is attributable to increased net income for the year partially offset by additional diluted common stock and common stock equivalents.

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Below are our Revenues, Gross Margins and Key Performance Indicators. This information should be read in conjunction with our Consolidated Statements of Income (in millions, except unit, per unit and per day data):

	Year Ended June 30,		Increase (Decrease)		Percent Increase (Decrease)
	2009	2008
Product Sales Revenues
New unit sales revenues	$375.1	$358.0	$17.1		4.8%
Other product sales revenues	63.4	63.2	0.2		0.3

Total product sales revenues	$438.5	$421.2	$17.3		4.1

New units sold	26,406	27,931	(1,525)		(5.5)
Average sales price per new unit	$14,203	$12,817	$1,386		10.8
Gross profit on product sales revenues(1)	$225.7	$203.9	$21.8		10.7
Gross margin on product sales revenues(1)	51.5%	48.4%	310	bp	6.4

Gaming Operations Revenues
Participation revenues	$246.7	$203.4	$43.3		21.3
Other gaming operations revenues	21.2	25.5	(4.3)		(16.9)

Total gaming operations revenues	$267.9	$228.9	$39.0		17.0

WAP gaming machine units at year end	2,523	1,820	703		38.6
LAP gaming machine units at year end	2,386	2,134	252		11.8
Stand-alone gaming machine units at year end	5,441	5,367	74		1.4

Total installed participation base units at year end	10,350	9,321	1,029		11.0

Average participation installed base units	9,666	8,771	895		10.2
Average revenue per day per participation machine unit	$69.93	$63.34	$6.59		10.4
Installed casino-owned daily fee game units at year end	507	819	(312)		(38.1)
Average casino-owned daily fee game units installed base	763	776	(13)		(1.7)

Gross profit on gaming operations revenues(1)	$223.2	$182.3	$40.9		22.4
Gross margin on gaming operations revenues(1)	83.3%	79.6%	370	bp	4.6

Total revenues	$706.4	$650.1	$56.3		8.7
Total gross profit(1)	$448.9	$386.2	$62.7		16.2
Total gross margin(1)	63.5%	59.4%	410	bp	6.9
Total operating income	$136.6	$104.4	$32.2		30.8
Total operating margin	19.3%	16.1%	320	bp	19.9

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.

Revenues and Gross Profit

Total revenues for fiscal 2009 increased 8.7%, or $56.3 million, over the fiscal 2008, reflecting:

➢	A $17.1 million, or 4.8%, increase in new unit sales revenue as a result of:

➢

A 10.8% increase in the average selling price of new gaming machines to $14,203, principally reflecting the greater sales mix of premium-priced products, which included the sale of more than 9,200 Bluebird2 gaming machines, representing approximately 35.0% of our total new unit sales.

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

➢

Sales of mechanical reel products totaled 6,360 units, or approximately 24.1% of total new units sold compared to 29.9% of units sold in the prior year. We believe our customers reduced their capital spending on this product line in the first half of fiscal 2009 in advance of our launch of the new Bluebird2 mechanical reel gaming machine with Transmissive Reel technology late in March 2009 quarter; and

➢

We launched our new networked-enabled Bluebird2 video gaming machines in the December 2008 quarter, followed by the 5-reel mechanical Bluebird2 in the March 2009 quarter and the 3-reel mechanical and slant version of the Bluebird2 in the June 2009 quarter. We had expected that Bluebird2 gaming machines would have accounted for 15.0% to 20.0% of our total unit sales in fiscal 2009; however, due to the higher earnings performance experienced by our customers for these products, they accounted for 35.0% of our annual new unit shipments. With a list price 20.0% higher than our Bluebird gaming machines and our customers fixed capital budgets, some customers were not able to afford to buy as many Bluebird2 gaming machines as if they had purchased our Bluebird gaming machines, and we believe this also had a negative impact on the number of new unit sales in fiscal 2009.

➢

A $0.2 million, or 0.3%, increase in other product sales revenues, reflecting higher sales of lower-margin used gaming machines and parts, partially offset by a slight decrease in game conversion revenues as:

➢	We sold over 4,900 used gaming machines during the fiscal 2009, compared to over 4,500 used gaming machines in the prior year; and

➢

We earned revenue on more than 9,300 game conversion kits in fiscal 2009, compared to 9,000 game conversion kits in the prior year; however, conversion revenues decreased slightly in fiscal 2009 as the average selling price achieved was modestly lower than in fiscal 2008.

➢	A $43.3 million, or 21.3%, growth in participation revenues due primarily to:

➢

A 10.2% increase, or 895 units, in the average installed base of participation gaming machines in fiscal 2009 driven by the growth in our stand-alone, WAP and LAP gaming machines. Our controlled roll-out strategy for new games has led to the desired result of a higher level of incremental footprint for our products. The stand-alone installed base increased by 74 units primarily due to growth in our Community Gaming product line series throughout the last twelve months and the launch in the September 2008 quarter of our fourth new participation product line, Adaptive Gaming. The LAP units in the installed base as of June 30, 2009 increased by 252 units compared to the prior year due to new game series launched during fiscal 2009. The WAP units in the installed base at June 30, 2009 were 38.6% or 703 units higher than at June 30, 2008, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels product lines and our latest WAP game, Reel ‘Em In Compete to Win. The WAP installed base accounted for 24.4% and 19.5% of the installed base at June 30, 2009 and 2008, respectively; and

➢

Overall average revenue per day increased by $6.59, or 10.4%, principally reflecting favorable player response to the new games for our four innovative participation product lines and our active program to relocate low-performing participation gaming machines to casinos where we expect higher performance.

➢

A $4.3 million, or 16.9%, decrease in other gaming operations revenues during fiscal 2009 as we experienced lower royalty revenues as a result of game content license agreements to third parties for certain markets reaching the end of the license term and we elected to not renew such agreements. We expect to directly enter these markets and sell our gaming machines and game content directly rather than through licenses, such as Class II gaming machines and the Mexican and Australian markets. The reduction in royalty revenues resulting from these expired license agreements was not material to our Consolidated Financial Statements.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 16.2%, or $62.7 million, to $448.9 million for the year ended June 2009 from $386.2 million for the prior year. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $21.4 million and $20.4 million in fiscal 2009 and 2008, respectively, in selling and administrative expenses. This improvement reflects:

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

➢

Gross margin on gaming operations revenues was 83.3% in fiscal 2009, compared to 79.6% from the prior year, reflecting favorable WAP jackpot expense experience and the positive influence of the higher revenue per day from our high performing Community Gaming, Sensory Immersion, Transmissive Reels and Adaptive Gaming games partially offset by the greater number of WAP gaming machines, which have a lower gross margin, in the installed base and lower royalty revenues.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,
	2009		2008		Increase/(Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$98.4	13.9%	$79.9	12.3%	18.5	23.2%
Selling and administrative	145.5	20.6	130.0	20.0	15.5	11.9
Depreciation	68.4	9.7	71.9	11.1	(3.5)	(4.9)

Total operating expenses	$312.3	44.2%	$281.8	43.4%	30.5	10.8%

Research and development expenses increased 23.2% to $98.4 million in fiscal 2009, compared to $79.9 million in the prior year. The year-over-year increase reflects:

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

Higher costs to accelerate new systems and enterprise-wide system applications for our Casino Evolved suite of innovative, high-value products in preparation for the launch of networked gaming systems; and

➢

Increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above and higher performance-based incentive costs associated with improved operating performance; partially offset by

➢	A $3.7 million pre-tax write-down to net realizable value related to a licensed technology in fiscal 2008 with no comparable write down in fiscal 2009.

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

Selling and administrative expenses increased 11.9%, or $15.5 million, to $145.5 million in fiscal 2009 compared to $130.0 million in the prior year. The year-over-year increase includes:

➢

Increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business, and higher performance-based incentive costs associated with improved operating performance;

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

Operating Income and Operating Margin

Our operating income increased by $32.2 million or 30.8% in fiscal 2009 on an 8.7% increase in total revenues. Our fiscal 2009 operating margin of 19.3% represented a 320 basis point increase over the 16.1% operating margin achieved in the prior year. This increase was achieved by the improvements in both product sales and gaming operations gross margins, coupled with higher-margin gaming operations accounting for 37.9% of total revenues in fiscal 2009 compared to 35.2% in the prior year, partially offset by operating expenses increasing by 10.8%, or 210 basis points greater than the increase in total revenues.

Interest Expense

We incurred interest expense of $4.0 million for both fiscal 2009 and 2008, primarily related to our 2.75% convertible subordinated notes, amortization of debt issuance costs, and in fiscal 2009, interest and fees on borrowings under our revolving credit facility.

Interest and Other Income and Expenses, Net

Interest and other income, net increased by $2.6 million to $7.8 million for the year ended June 2009 compared to $5.2 million for the prior year. Fiscal 2009 includes a pre-tax gain of $5.0 million from a cash settlement we received from trademark litigation.

Income Taxes

The effective income tax rate was 34.3% in fiscal 2009 compared to 36.1% in fiscal 2008. The fiscal 2009 effective income tax rate reflects:

➢	Higher domestic manufacturing deduction; and

➢

Reinstatement of the research and development tax credit in October 2008, retroactive to the beginning of the calendar year 2008. The effective tax rate includes the credit earned from January 1, 2008 through June 30, 2008, which aggregated $0.02 per diluted share, in addition to the tax credit earned during fiscal 2009; partially offset by

➢	Increased pre-tax income.

The fiscal 2008 effective income tax rate reflects:

➢	The domestic manufacturing deduction; and

➢	No impact of the Federal research and development tax credit in the March 2008 and June 2008 quarters as the legislation had expired on December 31, 2007.

Earnings Per Share

Diluted earnings per share increased 38.3% on an 8.7% increase in revenues to $1.59 for year ended June 2009 from $1.15 for prior year. The increase in earnings per share is attributable to increased net income for the year and a lower number of diluted common stock and common stock equivalents primarily driven by our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

The financial market crisis that began in 2008 has continued to disrupt credit and equity markets worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment. The effect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our industry. Some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar year 2010 than in calendar 2009, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos. This has resulted in lower industry-wide unit demand from casino operators and lower play levels on gaming machines in most gaming jurisdictions. We have been faced with these macroeconomic challenges for approximately two years.

Our cash flow from operations is largely dependent on our profitability and the amount of working capital necessary to support our revenue base. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue and profitability increase or decrease, and the increase or decrease in working capital required to operate our business. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash flow from operations, and, if necessary, proceeds from our revolving credit facility or additional debt or additional equity offerings. We utilize these sources to fund investments in property, plant and equipment, gaming operations equipment and agreements to license or acquire third-party brands, intellectual properties or technologies that we have not developed internally. Also, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements. With the ongoing uncertainty in the credit and capital markets, there can be no assurance that other sources of capital will be available to us on acceptable terms or at all. Based on past performance and current expectation, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures, and other liquidity requirements associated with our existing operations into the foreseeable future.

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility and, if necessary, additional debt or equity offerings.

Selected balance sheet accounts at June 30 are summarized as follows (in millions):

			Increase/(Decrease)
	2010	2009	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$184.6	$154.7	$29.9	19.3%
Total current assets (A)	555.0	450.0	105.0	23.3
Total assets	1,007.0	856.0	151.0	17.6
Total current liabilities (B)	140.8	115.7	25.1	21.7
Long-term debt	—	115.0	(115.0)	(100.0)
Stockholders’ equity	833.9	591.4	242.5	41.0
Net working capital (A) – (B)	414.2	334.3	79.9	23.9

(1)

Pursuant to various state gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents and restricted cash includes restricted cash of $17.9 million and $19.0 million as of June 30, 2010 and June 30, 2009, respectively. Cash required for funding WAP jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital increased $79.9 million from June 30, 2009, and was primarily affected by the components listed below:

➢

An increase in cash, cash equivalents and restricted cash of $29.9 million due primarily to our increased profitability and controlled capital investing, mostly offset by increased working capital needs;

➢

An increase in total current accounts and notes receivable, net, of $60.3 million or 28.2%, to $274.5 million compared to $214.2 million at June 30, 2009, reflecting an effort launched in mid-fiscal 2009 to expand the amount of extended payment terms provided to select customers given the downturn in the economy. Our days’ sales outstanding for current and long-term accounts and notes receivable were 138 days at June 30, 2010 compared to 119 days at June 30, 2009;

➢

An increase in inventories of $14.7 million or 34.1% to $57.8 million from $43.1 million at June 30, 2009 largely due to an advanced purchase for a computer chip that is used in all of our Bluebird2 gaming machines, of which $12.0 million remained in inventory at June 30, 2010. Inventory turns of 4.4 at June 30, 2010 were up 5% compared to June 30, 2009; and

➢	Other current assets were virtually flat at $38.1 compared to the prior year; partially offset by

➢	An increase in current liabilities of $25.1 million or 21.7% to $140.8 million due to timing of payments due and better cash management.

As described in Note 12. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $97.6 million including contingent payments that are not recorded in our Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $184.6 million at June 30, 2010, inclusive of $17.9 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to license or acquire brands, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year. We take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain unfavorable. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. We will cautiously deploy our capital in order to preserve maximum flexibility. For fiscal 2011 and fiscal 2012, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our $150 million revolving credit facility through September 30, 2012. We intend to extend or replace this facility prior to its expiration. Due to the current economic conditions and capital markets challenges, we can provide no guarantee that we will be able to negotiate such an agreement or that such agreement would not place further limitations on our operations. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable and Bad Debt Reserves

Our normal payment terms are 30 to 90 days. We have historically provided extended payment terms to some of our customers for periods from 120 days through 36 months. As a result of the financial market crisis which began in 2008 and disrupted credit and equity markets worldwide and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at rate in excess of our borrowing rate, both of which provide added profitability to the sale.

Customers consider numerous factors in determining whether to issue a sales order to us including, among others, expected earnings performance of the gaming machines (which we believe is the most significant decision factor), selling price, the value provided for any trade-in of used gaming machines, parts and game conversion kit support and payment terms.

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

The expansion of our use of extended payment terms has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total receivables increased by $73.7 million from $252.5 million at June 30, 2009 to $326.2 million at June 30, 2010. While a portion of this increase relates to the 8.3% increase in revenues in the fiscal year ended June 30, 2010 compared to the fiscal year ended June 30, 2009 and the impact of a higher percentage of the June 2010 quarter shipments being shipped in the third month of the quarter compared to June 2009, we believe that the majority of this increase is due to the impact of providing an expanded amount of extended payment terms. The collection of these receivables in future periods will increase the amount of cash flow provided by operating activities and reduce our total receivables and increase our cash balance.

We evaluate the adequacy of our allowance for bad debts at least on a quarterly basis. We consider a variety of factors in this evaluation, including the receivables aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms and news related to individual customers especially if the news calls into question the customer’s ability to fully pay balances owed. Our bad debt expense is most significantly impacted by bankruptcy filings by our customers and pre-bankruptcy reported exposures of individual customers. During the fiscal year ended June 30, 2010, our bad debt expense totaled $3.1 million representing 0.4% of revenues in such fiscal year which compares to $7.1 million of bad debt expense for the prior fiscal year, which represented 1.0% of revenues in the prior fiscal year. Our bad debt expense was higher in the year ended June 30, 2009 due to a greater number and dollar amount of bankruptcy filings due to the challenging economic times. Our total bad debt reserve was $3.4 million at June 30, 2010 compared to $5.3 million at June 30, 2009.

Excess and Obsolete Inventories

Our inventory write-downs primarily arise from excess quantities of raw material inventory purchased for production of gaming machines and from raw material parts becoming obsolete when replaced by a new part and we are unable to fully realize the value of the old part. When we discontinue support of a gaming machine style, make significant changes to an existing gaming machine design or transition to a new gaming machine style, we may experience higher levels of inventory write-downs. We use forecasted demand planning in both purchasing and production processes and conduct quarterly reviews for excess and obsolete inventory. Any inventory write-downs are recorded in the period they are identified to reflect any anticipated inventory losses arising from inventory values in excess of cost or market.

As we introduce new gaming machines that utilize new raw material parts, we reduce the quantity of raw material purchases for existing gaming machines based upon anticipated customer demand and expected end of life production and support of the global installed base of the existing gaming machines. Favorable customer acceptance in excess of estimated customer demand for the new gaming machines can result in excess quantities of raw materials being on-hand for the existing gaming machines. In the December 2008 quarter, we introduced the new Bluebird2 gaming machine and the demand for this gaming machine exceeded our expectation, resulting in fewer Bluebird gaming machines being sold. We seek to reduce excess raw materials through several strategies such as: (1) reselling them back to the supplier, (2) using them to maintain our installed base of leased gaming operations machines, (3) selling them to customers to support their existing gaming machines which are recorded as part sales, (4) using them to refurbish used gaming machines, (5) selling them to a third party or (6) scrapping them.

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventory. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. Inventory write-downs for the year ended June 30, 2010 trended lower than in the prior year as in the prior year we prepared for customers transitioning to our new Bluebird2 gaming cabinet. We expect the amount of inventory write-downs to be consistent or slightly higher in fiscal 2011 compared to fiscal 2010.

Convertible Subordinated Notes and Revolving Credit Facility

See Note 9. “Convertible Subordinated Notes and Revolving Credit Facility” to our Consolidated Financial Statements.

Common Stock Repurchase Program

See Note 10. “Stockholders’ Equity—Common Stock Repurchase Program” and Note 18. “Subsequent Events” to our Consolidated Financial Statements.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended June 30,			2010 to 2009 Change	2009 to 2008 Change
	2010	2009	2008
Net cash provided by (used in):
Operating activities	$130.3	$179.2	$186.2	$(48.9)	$(7.0)
Investing activities	(108.6)	(113.8)	(117.8)	5.2	4.0
Financing activities	9.7	(29.8)	(5.2)	39.5	(24.6)
Effect of exchange rates on cash and cash equivalents	(0.4)	(0.7)	0.4	0.3	(1.1)

Net increase (decrease) in cash and cash equivalents	$31.0	$34.9	$63.6	$(3.9)	$(28.7)

Operating Activities: The $48.9 million decrease in cash provided by operating activities in fiscal 2010 compared to the prior year resulted from the factors listed below:

➢

A positive impact from the $20.7 million increase in net income, combined with a $3.5 million increase in amortization of intangible and other assets and a $2.3 million increase in share-based compensation, partially offset by a $1.2 million decrease in depreciation and a $13.2 million decrease in deferred income taxes; more than offset by

➢

An $18.0 million negative impact from lower other non-cash items. Our bad debt expense was lower by $4.0 million in fiscal 2010 as we had more favorable collection experience, fewer customers filing for protection from bankruptcy and the economy was generally better than in fiscal 2009. We incurred $9.5 million lower excess and obsolete inventory charges in fiscal 2010 than in fiscal 2009 as in fiscal 2009 we prepared for customers transitioning to our new Bluebird2 gaming cabinet partially offset by higher other non-cash items of $0.1 million. The fiscal 2010 period also reflects a $4.6 million non-cash credit arising from a reduction in our reserve for uncertain tax positions as a result of the IRS completing its audit of our Federal income tax returns for fiscal 2004 through fiscal 2007;

➢

A $17.3 million negative impact from an increase in the tax benefit from exercise of stock options as more people exercised stock options in fiscal 2010 than in fiscal 2009, primarily due to the increase in our stock price. The exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options; and

➢

A $25.7 million negative impact from changes in operating assets and liabilities. This negative impact is comprised of an incremental increase in inventory of $19.2 million primarily due to the advance purchase of computer chips that are used in most of our gaming machines, a $23.2 million incremental increase in total accounts and notes receivable as we granted a greater number of extended-term financing options for select customers and a greater percentage of our quarterly shipments for the June 2010 quarter took place in the month of June than had occurred in June 2009, a $25.1 million net increase in other assets and liabilities, partially offset by an incremental increase of $41.8 million in current liabilities.

The $7.0 million decrease in cash provided by operating activities in fiscal 2009 compared to fiscal 2008 resulted from:

➢	A positive impact from the $24.7 million increase in net income, partially offset by a $3.5 million decrease in depreciation and a $5.5 million decrease in amortization;

➢

A positive impact from non-cash items of $28.5 million, including a $6.1 million increase in other non-cash items, a $6.0 million positive impact by the lower benefit from the exercise of stock options as fewer stock options were exercised, a $2.8 million increase in share-based compensation and a $13.6 million change in deferred income taxes, more than offset by;

➢

A $51.2 million negative impact from changes in operating assets and liabilities. This impact is comprised of a $19.1 million incremental increase in total accounts and notes receivable activity as we granted a greater a number of longer-term financing options for select customers and more of our quarterly shipments for the June 2009 quarter took place in the month of June than had occurred in June 2008, an $18.3 million greater decrease in current liabilities activity and a $7.0 million lower decrease in inventory activity.

Investing Activities: The $5.2 million decrease in cash used in investing activities for the year ended June 30, 2010 compared to the prior year was primarily due to:

➢

A $3.5 million decrease in the amount invested in gaming operations machines, top boxes and related equipment in fiscal 2010 to $43.5 million despite the 0.7% increase in the participation-installed base due to better management of these assets. We expect that capital expenditures for gaming operations equipment will increase significantly in fiscal 2011 and 2012 as we enter the new VLT market in Italy which we expect will be on an operating lease basis, as we continue to convert our participation installed base to Bluebird2 gaming machines and as we expect to expand the amount of operating lease arrangements we enter into with our customers;

➢

A $5.2 million decrease in payments to acquire or license long-term intangible assets in fiscal 2010 as we identified fewer items to license or acquire. Future investment in intangible and other assets is dependent upon us identifying such assets and successfully negotiating acquisition or license agreements with the owners; partially offset by

➢

A $3.5 million increase in the amount invested in property, plant and equipment during fiscal 2010 to $56.8 million, as we continue to invest in future facility expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase in fiscal 2011 and 2012.

The $4.0 million decrease in cash used by investing activities for the year ended June 30, 2009 compared to the prior year was primarily due to:

➢

A $3.4 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the year ended June 2009 to $47.0 million despite the 11% increase in the participation installed base due to better management of these assets;

➢

A $6.0 million reduction in payments to acquire or license intangible and other assets to $13.5 million in the year ended June 2009 as we identified fewer items to license or acquire; partially offset by

➢

A $5.0 million increase in the amount invested in property, plant and equipment during the year ended June 2009 to $53.3 million, as we continue to invest in future expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software.

Financing Activities: The $39.5 million increase in cash provided by financing activities in fiscal 2010 compared to the prior year was primarily due to:

➢

A $46.6 million increase in cash received and tax benefits realized from exercised stock options and the employee stock purchase plan. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options; partially offset by

➢	A $4.5 million increase in treasury stock repurchases to $45.0 million in fiscal 2010 compared to approximately $40.5 million in the prior year;

➢	A $1.7 million increase in debt issuance cost to amend and restate our revolving credit facility; and

➢	A $0.9 million pre-tax payment made as an inducement to the holders of our Notes for early conversion into our common stock.

The $24.6 million increase in cash used by financing activities for the year ended June 2009 compared to the prior year was primarily due to:

➢

A $19.1 million reduction in cash received and tax benefits realized from exercised stock options. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options; and

➢

An incremental $5.5 million used to repurchase treasury stock in the 2009 period as we paid $40.5 million for the year ended June 2009 to repurchase common stock compared to $35.0 million in the prior year.

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

Our obligations under these arrangements and under other contractual obligations at June 30, 2010, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$19.8	$4.4	$7.3	$6.4	$1.7
Royalty and license fee payments	97.6	13.3	31.6	31.2	21.5
Accrued WAP jackpot liability	11.0	11.0	—	—	—
Non-cancelable raw material purchase orders	3.5	3.5	—	—	—
Performance bonds	2.0	2.0	—	—	—
Other, including guaranteed minimums in employment agreements	28.9	15.4	9.0	1.8	2.7

Total	$162.8	$49.6	$47.9	$39.4	$25.9

The total potential royalty and license fee commitments decreased to $97.6 million at June 30, 2010 from $112.7 million at June 30, 2009, due to advances and payments made on existing commitments exceeding new agreements we entered into for brand and technology licenses. Potential royalty and license fee commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See Note 12. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Non-cancelable raw material purchase orders decreased to $3.5 million as of June 30, 2010 from $18.5 million as of June 30, 2009, due to our effecting a last time buy on a particular computer chip used in substantially all of our current gaming machine production.

We have performance bonds outstanding of $2.0 million at June 30, 2010, of which $1.0 million is to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

As of June 30, 2010, we had a liability for unrecognized income tax benefits of $3.6 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for uncertain income taxes. See Note 8. “Income Taxes” to our Consolidated Financial Statements.

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, WMS Licensor Arrangements, Self-Insurance and Product Warranty

See Note 12. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes.

Interest Rate Risk

We have exposure to interest rate risk from our amended and restated revolving credit facility as it is at a variable interest rate. The revolving credit agreement provides for $150 million of unsecured borrowing through September 30, 2012, including the potential to expand the line up to $200 million. Borrowings under this facility bear interest at a certain percentage above the agent’s prime rate, or above the LIBOR rate. There was no outstanding borrowing under this facility as of June 30, 2010.

Foreign Currency Risk

We sell substantially all of our products globally in U.S. Dollars to protect ourselves from foreign currency risk. We do have subsidiaries or branches in Alderney, Argentina, Australia, Austria, Canada, China, India, Italy, Mexico, the Netherlands, Slovakia, Spain, South Africa and the United Kingdom for distribution and development operations. These subsidiaries transact business in their respective foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2010 would not have had a material impact on our business.

The net assets of these subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in stockholders’ equity in our Consolidated Balance Sheets. Such translation resulted in unrealized loss of $9.4 million and $4.8 million at June 30, 2010 and 2009, respectively.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2010 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

The effectiveness of our internal control over financial reporting as of June 30, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 21, 2010 with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 21, 2010 with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 21, 2010 with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 21, 2010 with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 21, 2010 with the SEC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See “Index to Financial Information” on page F-1.

(2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.

(3) Exhibits.

Exhibit	Description
3.1

Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.6

License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated as of April 1, 2009, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2009, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.7

Warrant to purchase common stock of the Registrant dated June 11, 2009, between WMS and Hasbro Inc., incorporated by reference to WMS’s Current Report on Form 8-K, filed on June 17, 2009, SEC file No. 001-8300.

10.8

Warrant modification agreement, dated as of June 11, 2009 between WMS Gaming Inc. and Hasbro Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on June 17, 2009, SEC file No. 001-8300.

10.9

Warrant to purchase common stock of the Registrant, dated September 15, 2003, issued to Hasbro, Inc., incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC file No. 001-8300.

10.10

Game Manufacturer Cashless License Agreement, dated as of October 1, 2006, between IGT and WMS Gaming, Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on October 3, 2006, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.11

IGT/WMS Patent Cross License Agreement, between WMS Gaming Inc. and IGT, dated as February 14, 2008, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 21, 2008, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.12

License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated as of April 24, 2002, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.13

First Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated June 12, 2003, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

Exhibit	Description

10.14

Second Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated July 15, 2003, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC file No. 001-8300.

10.15

Third Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated November 7, 2003, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.16

Letter Amendment to License and Development Agreement between WMS Gaming Inc. and Seirra Design Group, dated February 3, 2004, incorporated by reference to Form 10-K for the year ended June 30, 2004, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.17

License Agreement between WMS Gaming Inc. and Warner Bros. Consumer Products Inc., dated October 31, 2006. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.18

Letter Amendment to License Agreement between WMS Gaming Inc. and Warner Bros. Consumer Products Inc., dated May 14, 2009. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.19

$150 million Amended and Restated Credit Agreement, dated September 25, 2009, between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Securities Inc., as Joint Bookrunner and Joint Lead Arranger, Bank of America Securities LLC as Joint Bookrunner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent and Keybank National Association, as Documentation Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on October 1, 2009, SEC file No. 001-8300.

Management Contracts and Compensatory Plans or Arrangements

10.20	WMS Industries Inc. 1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8, filed on December 16, 2009, SEC file No. 001-8300.

10.21	WMS Industries Inc. 2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.22	WMS Industries Inc. 2000 Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.23	WMS Industries Inc. 2002 Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.24

WMS Industries Inc. Incentive Plan (2009 Restatement) as adopted on December 10, 2009, incorporated by reference to Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.25

WMS Industries Inc. Amended and Restated 2009 Employee Stock Purchase Plan, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC file No. 001-8300.

Exhibit	Description

10.26

Form of Stock Option Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan, incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2005, SEC file No. 001-8300.

10.27

Form of Restricted Stock Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2005, SEC file No. 001-8300.

10.28

Form of Equity-Based Performance Award Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2005, SEC file No. 001-8300.

10.29

Form of Deferred Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2006, SEC file No. 001-8300.

10.30

Form of Restricted Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2007, SEC file No. 001-8300.

10.31

Form of Performance-based Restricted Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2008, SEC file No. 001-8300.

10.32

WMS Industries Inc. Nonqualified Deferred Compensation Plan (As Amended and Restated Effective January 1, 2010) as approved on December 10, 2009, incorporated by reference to Exhibit 10.2 to WMS’ Current Report on Form 8-K filed on December 16, 2009, SEC file No. 001-8300.

10.33

Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS, dated June 14, 2001, incorporated by reference to WMS Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC file No. 001-8300.

10.34	Form of Officer and Director Indemnity Agreement, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 15, 2004, SEC file No. 001-8300.

10.35

Advisory Agreement between Louis J. Nicastro and WMS Industries Inc., dated May 5, 2008, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC file No. 001-8300.

10.36	Employment Agreement between Brian R. Gamache and WMS, dated December 27, 2004, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 30, 2004, SEC file No. 001-8300.

10.37	Letter Agreement, dated as of August 9, 2005, between WMS and Brian R. Gamache incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005, SEC file No. 001-8300.

10.38

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Brian R. Gamache, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.39	Employment Agreement between Orrin J. Edidin and WMS, dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005, SEC file No. 001-8300.

10.40	Letter Agreement, dated as of August 9, 2005, between WMS and Orrin J. Edidin incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005, SEC file No. 001-8300.

Exhibit	Description

10.41

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Orrin J. Edidin, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.42	Employment Agreement between Scott D. Schweinfurth and WMS dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005, SEC file No. 001-8300.

10.43	Letter Agreement, dated as of August 9, 2005, between WMS and Scott D. Schweinfurth incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005, SEC file No. 001-8300.

10.44

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Scott D. Schweinfurth, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.45

Employment offer letter, dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC file No. 001-8300.

10.46	Employment Agreement, dated September 7, 2005, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.47

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.48	Deferred Compensation Agreement, dated January 27, 2007, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.49	Employment agreement between Ken Lochiatto and WMS Gaming Inc., dated March 11, 2010, incorporated by reference to WMS’s current Report on Form 8-K filed March 16, 2010, SEC file No. 001-8300.

Other

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99	Gaming Regulation

WMS INDUSTRIES INC.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited the accompanying consolidated balance sheets of WMS Industries Inc. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WMS Industries Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited WMS Industries Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WMS Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMS Industries Inc. as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2010 of WMS Industries Inc. and our report dated August 25, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 25, 2010

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and 2009

(in millions of U.S. dollars and millions of shares)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$166.7	$135.7
Restricted cash and cash equivalents	17.9	19.0

Total cash, cash equivalents and restricted cash	184.6	154.7
Accounts and notes receivable, net	274.5	214.2
Inventories	57.8	43.1
Other current assets	38.1	38.0

Total current assets	555.0	450.0
NON-CURRENT ASSETS:
Gaming operations equipment, net	64.7	68.0
Property, plant and equipment, net	189.8	158.8
Intangible assets, net	99.1	99.3
Deferred income tax assets	33.4	31.2
Other assets, net	65.0	48.7

Total non-current assets	452.0	406.0

TOTAL ASSETS	$1,007.0	$856.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63.4	$50.4
Accrued compensation and related benefits	25.1	27.9
Other accrued liabilities	52.3	37.4

Total current liabilities	140.8	115.7
NON-CURRENT LIABILITIES:
Deferred income tax liabilities	20.1	17.8
Other non-current liabilities	12.2	16.1
Long-term debt	—	115.0

Total non-current liabilities	32.3	148.9
Commitments, contingencies and indemnifications (see Note 12)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (200.0 and 100.0 shares authorized and 59.7 and 51.0 shares issued, respectively)	29.8	25.5
Additional paid-in capital	435.5	311.9
Treasury stock, at cost (0.9 and 1.8 shares, respectively)	(34.3)	(45.4)
Retained earnings	409.0	296.1
Accumulated other comprehensive income (loss)	(6.1)	3.3

Total stockholders’ equity	833.9	591.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,007.0	$856.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended June 30, 2010, 2009 and 2008

(in millions of U.S. dollars and millions of shares, except per share amounts)

	2010	2009	2008
REVENUES:
Product sales	$460.9	$438.5	$421.2
Gaming operations	304.2	267.9	228.9

Total revenues	765.1	706.4	650.1
COSTS AND EXPENSES:
Cost of product sales(1)	217.4	212.8	217.3
Cost of gaming operations(1)	58.3	44.7	46.6
Research and development	105.9	98.4	79.9
Selling and administrative	148.4	145.5	130.0
Depreciation(1)	67.2	68.4	71.9

Total costs and expenses	597.2	569.8	545.7

OPERATING INCOME	167.9	136.6	104.4
Interest expense	(3.2)	(4.0)	(4.0)
Interest income and other income and expense, net	5.8	7.8	5.2

Income before income taxes	170.5	140.4	105.6
Provision for income taxes	57.6	48.2	38.1

NET INCOME	$112.9	$92.2	$67.5

Earnings per share:
Basic	$2.02	$1.87	$1.34

Diluted	$1.88	$1.59	$1.15

Weighted-average common shares:
Basic common stock outstanding	56.0	49.2	50.2

Diluted common stock and common stock equivalents	60.4	59.1	60.6

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:
Cost of product sales	$4.4	$4.1	$3.7
Cost of gaming operations	$44.0	$51.9	$59.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Years Ended June 30, 2010, 2009 and 2008

(in millions of U.S. dollars and millions of shares)

Common shares issued	Common shares held in treasury		Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
50.0	—	Balance, June 30, 2007	$25.0	$269.1	$—	$138.2	$1.3	$433.6
—	—	Comprehensive income:
—	—	Net income	—	—	—	67.5	—	67.5
—	—	Foreign currency translation adjustment	—	—	—	—	6.8	6.8

—	—	Comprehensive income	—	—	—	—	—	74.3
1.0	0.4	Vesting of restricted stock and exercise of stock options and related tax benefits	0.5	13.7	15.2	—	—	29.4
—	(1.2)	Purchase of treasury shares	—	—	(40.0)	—	—	(40.0)
—	—	Stock issued for business acquisition	—	0.1	—	—	—	0.1
—	—	Effect from adoption of FIN 48	—	—	—	(1.8)	—	(1.8)
—	—	Share-based payment expense	—	15.2	—	—	—	15.2

51.0	(0.8)	Balance, June 30, 2008	25.5	298.1	(24.8)	203.9	8.1	510.8
—	—	Comprehensive income:
—	—	Net income	—	—	—	92.2	—	92.2
—	—	Foreign currency translation adjustment	—	—	—	—	(4.8)	(4.8)

—	—	Comprehensive income	—	—	—	—	—	87.4
—	0.6	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(6.0)	14.9	—	—	8.9
—	(1.6)	Purchase of treasury shares	—	—	(35.5)	—	—	(35.5)
—	—	Hasbro warrant modification	—	1.8	—	—	—	1.8
—	—	Share-based payment expense	—	18.0	—	—	—	18.0

51.0	(1.8)	Balance, June 30, 2009	25.5	311.9	(45.4)	296.1	3.3	591.4
—	—	Comprehensive income:
—	—	Net income	—	—	—	112.9	—	112.9
—	—	Foreign currency translation adjustment	—	—	—	—	(9.4)	(9.4)

—	—	Comprehensive income	—	—	—	—	—	103.5
—	2.0	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(8.0)	54.5	—	—	46.5
8.7	—	Conversion of Convertible Subordinated Notes to common stock	4.3	110.7	—	—	—	115.0
—	(1.1)	Purchase of treasury shares	—	—	(45.0)	—	—	(45.0)
—	—	Share-based payment expense	—	20.3	—	—	—	20.3
—	—	Other	—	0.6	1.6	—	—	2.2

59.7	(0.9)	Balance, June 30, 2010	$29.8	$435.5	$(34.3)	$409.0	$(6.1)	$833.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2010, 2009 and 2008

(in millions of U.S. dollars)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112.9	$92.2	$67.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67.2	68.4	71.9
Amortization of intangible and other assets	22.2	18.7	24.2
Share-based compensation	20.3	18.0	15.2
Other non-cash items	2.4	20.4	14.3
Deferred income taxes	(6.6)	6.6	(7.0)
Tax benefit from the exercise of stock options	(20.1)	(2.8)	(8.8)
Change in operating assets and liabilities, net of business acquisitions:
Restricted cash	1.1	(0.2)	(2.8)
Total accounts and notes receivable	(76.7)	(53.5)	(34.4)
Inventories	(14.4)	4.8	11.8
Current liabilities	44.9	3.1	21.4
Other current and long-term assets and long-term liabilities	(22.9)	3.5	12.9

Net cash provided by operating activities	130.3	179.2	186.2

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(56.8)	(53.3)	(48.3)
Additions to gaming operations equipment	(43.5)	(47.0)	(50.4)
Payments to acquire or license intangible and other assets	(8.3)	(13.5)	(19.5)
Other	—	—	0.4

Net cash used in investing activities	(108.6)	(113.8)	(117.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	37.2	7.9	21.0
Tax benefits from exercise of stock options	20.1	2.8	8.8
Purchase of treasury stock	(45.0)	(40.5)	(35.0)
Proceeds from borrowings under revolving credit facility	—	50.0	—
Repayments of borrowings under revolving credit facility	—	(50.0)	—
Debt issuance costs	(1.7)	—	—
Other	(0.9)	—	—

Net cash provided by (used in) financing activities	9.7	(29.8)	(5.2)

Effect of exchange rates on cash and cash equivalents	(0.4)	(0.7)	0.4

INCREASE IN CASH AND CASH EQUIVALENTS	31.0	34.9	63.6
CASH AND CASH EQUIVALENTS, beginning of year	135.7	100.8	37.2

CASH AND CASH EQUIVALENTS, end of year	$166.7	$135.7	$100.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

1. BUSINESS OVERVIEW

We are engaged in one business segment: to serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming venues worldwide. We have production facilities in the United States with development and distribution offices located in the United States, Argentina, Australia, Austria, Canada, China, India, Italy, Mexico, the Netherlands, South Africa, Spain and the United Kingdom. In fiscal year 2009, we integrated the manufacturing of Orion Gaming products into our Spain and United States facilities.

We market our gaming machines in two principal ways. First, product sales include the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions), parts, amusement-with-prize gaming machines and gaming related systems for smaller international casino operators. Second, we license our game content and intellectual property to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered or a combination of a fixed daily fee and a percentage of the amount wagered. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

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

2. PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and, pursuant to the rules and regulations of the Securities and Exchange Commission, include all adjustments necessary to fairly present our consolidated financial position, results of operations and cash flows for each period presented. Our Consolidated Financial Statements include the accounts of WMS Industries Inc. and its wholly owned subsidiaries (“WMS” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts within net cash provided by operating activities included in the prior years’ Consolidated Statements of Cash Flows have been reclassified to conform to the current year’s presentation. These reclassifications are immaterial and did not affect the reported amounts of total net cash provided by operating activities included in our Consolidated Statements of Cash Flows.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Topic 605, “Revenue Recognition” (“Topic 605”), or FASB Topic 985, “Software” (“Topic 985”).

Recent Updates to Topics 605 and 985

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our 2010 fiscal year. Accordingly, this guidance is being applied to all new or materially modified revenue arrangements entered into since July 1, 2009. While the adoption of these two ASU’s changed our revenue recognition policies beginning in fiscal 2010, the impact on our Consolidated Financial Statements was not significant to either the year ended June 30, 2010, or had these ASU’s been applied retroactively, to the fiscal years ended June 30, 2009 or 2008, as we had vendor specific objective evidence (“VSOE”) for all elements of our multiple deliverable arrangements and we had not deferred any hardware revenues because we had not needed to account for entire customer arrangements as software. These new revenue recognition standards will have more impact on our revenue recognition when we launch our networked gaming system and related software applications in fiscal 2011.

ASU No. 2009-13 replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements, by eliminating the criteria for objective and reliable evidence of fair value for each deliverable. ASU No 2009-13 also eliminates the use of the residual method of allocation of consideration among deliverables and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on VSOE, then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”). In the fiscal 2010, we used VSOE to value all elements in our multiple deliverable arrangements and did not use either TPE or ESP.

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

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance in Topic 985 will no longer be accounted for as software. Prior to July 1, 2009, we had determined sales of certain of our products, specifically Bluebird2 gaming machines and revenues generated from the sales of gaming related systems by our subsidiary Systems in Progress GmbH (“SiP”) included software that was “more than incidental” to the product as a whole and accordingly were accounted for under the scope of software revenue recognition guidance in Topic 985. Effective July 1, 2009, with the adoption of ASU No. 2009-14, we no longer apply software revenue recognition guidance from Topic 985 to our Bluebird2

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

gaming machine sales as the software and non-software components of the Bluebird2 gaming machine function together to deliver the product’s essential functionality.

Effective July 1, 2009, Topic 985 primarily effects our SiP revenues and will impact future networked gaming revenues because SiP and future networked gaming revenues are derived from computer software applications and systems to be sold or leased. As we begin to commercialize networked gaming software applications through multiple deliverable arrangements in fiscal 2011, the application of Topic 985 will require us to obtain VSOE for undelivered networked gaming software applications in a multiple deliverable arrangement before revenue can be recognized on the subsequent delivery of a software application that is part of the multiple deliverable arrangement. This may delay the recognition of revenue and increase deferred revenues and deferred costs. Networked gaming refers to a networked gaming system that links groups of networked-enabled gaming machines to a server in the casino data center.

General

Our revenue recognition policy for both product sales and gaming operations is to record revenue when all the following criteria are met:

➢	Persuasive evidence of an agreement exists;

➢	The price to the customer is fixed or determinable;

➢	Delivery has occurred, title has been transferred and any acceptance terms have been fulfilled;

➢	No significant contractual obligations remain; and

➢	Collectability is reasonably assured.

We recognize revenue when the criteria listed above are met. We defer revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

➢	Each item has value to the customer on a stand-alone basis; and

➢	Delivery of any undelivered item is considered probable and substantially in our control.

Product Sales

We sell gaming machines and VLTs typically with payment terms of 30 to 90 days. In certain circumstances, we offer extended payment terms typically for up to one year but in some cases for longer terms up to three years, which obligation may be secured by the related gaming machines and may accrue interest recognized at market rates. In mid-fiscal 2009, due to the slowing economy and the credit availability challenges our customers experienced, we implemented a program to increase the amount of extended payment terms offered to select customers. We expect to continue this program until the economy and consumer discretionary spending improves and demand by customers for extended payment term financing abates. Revenues are reported net of incentive rebates, imputed interest or discounts. We annually investigate sales contracts with extended payment terms in excess of one year to determine if there is sufficient history to prove assurance of collectability under the original sales contract payment terms. Based upon this investigation, we have concluded that adequate supporting historical documentation exists to conclude collectability is probable for sales contracts with extended payment terms of 36 months or less. Our product sales contracts do not include specific performance, cancellation, termination or refund type provisions.

Our services for initial gaming machine installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the associated

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

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

For WAP leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine, or a combination of a fixed daily fee and a percentage of coin-in. Participating casinos pay a percentage of the coin-in from WAP gaming machines directly to us for services related to the design, assembly, installation, operation, maintenance and marketing of the WAP systems and to administer the progressive jackpot funding. Revenues are recognized as earned when collectability is reasonably assured. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties within a single gaming jurisdiction, which are connected to our central WAP computer system via a network of communications equipment. WAP system gaming machines differ from non-linked gaming machines in that they build a progressive jackpot with every wager until a player hits the top award winning combination. We pay WAP progressive jackpots won by casino patrons.

A LAP system electronically links gaming machines within a single casino to a site controller which builds a series of small progressive jackpots within that specific casino based on every wager made on the LAP system; whereas a WAP jackpot system links gaming machines in multiple casinos to a progressive jackpot within a single gaming jurisdiction. Each casino pays LAP progressive jackpots won by patrons of its casino.

We also offer participation gaming machines on a non-linked basis, which we call stand-alone games. Stand-alone and LAP progressive participation lease payments are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee, or for two specific products, a percentage of the coin-in.

Casino-owned daily fee lease agreements are for a fixed daily fee per day. Casino-owned daily fee games are games for which we sell the base gaming machine without a game theme to the casino at a normal sales price, earn a normal product sales gross profit and then earn a lower ongoing daily fee from leasing the top box and game theme to the casino. All elements of the arrangement are delivered at the time of physical delivery of the gaming machine and we have no further obligation to refresh or change the game theme. Revenue recognized for casino-owned daily fee game lease arrangements is not material to our Consolidated Financial Statements. We exclude casino-owned daily fee gaming machines from our installed base of participation gaming machines.

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

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Some customers prefer to lease our standard for-sale gaming machines as an option rather than to purchase them. In these cases, we lease the game and the gaming machine, either for a fixed daily fee or as a percentage of the net win of the gaming machine. We do not include leased for-sale units in our installed base of participation gaming machines.

Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we license our games, artwork and other intellectual property. Currently these arrangements are not material to our financial results. License royalties are recorded as earned when the licensee purchases or places the game or other intellectual property, and collectability is reasonably assured.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three months or less when purchased are considered cash equivalents. Restricted cash of $17.9 million and $19.0 million at June 30, 2010 and 2009, respectively, is required to fund WAP jackpot payments.

Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a quarterly basis, we evaluate our receivables and establish the allowance for doubtful accounts. We consider a variety of factors in this evaluation, including the receivables aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms and news related to individual customers, especially if the news calls into question the customer’s ability to fully pay balances owed. Our bad debt expense is most significantly impacted by bankruptcy filings by our customers and pre-bankruptcy reported exposures of individual customers. We recorded $3.1 million of bad debt expense in fiscal 2010 compared to $7.1 million in fiscal 2009 and $3.5 million in fiscal 2008. Our bad debt expense was higher in fiscal 2009 due to a greater number and dollar amount of bankruptcy filings due to the challenging economic times.

The following summarizes the components of current and long-term accounts and notes receivable, net at June 30:

	2010	2009
Current:
Accounts receivable	$130.0	$105.6
Notes receivable	147.6	112.6
Allowance for doubtful accounts	(3.1)	(4.0)

Current accounts and notes receivable, net	$274.5	$214.2

Long-term, included in Other non-current assets, net:
Notes receivable	$52.0	$39.6
Allowance for doubtful accounts	(0.3)	(1.3)

Long-term notes receivable, net	$51.7	$38.3

Total accounts and notes receivable, net	$326.2	$252.5

Our policy is to generally not charge interest on receivables after the invoice payment becomes past due. A receivable is considered past due if payments have not been received within agreed upon invoice terms. With

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

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

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. As of June 30, 2010 and 2009, the fair value of the notes receivable, net approximated the carrying value.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. We place cash and cash equivalents in high credit quality financial institutions and in short-duration, high-quality securities. With the exception of U.S. Government and Agency securities and overnight investment sweeps, our short-term investment policy limits the amount of credit exposure in any one financial institution, industry group or type of investment. Cash on deposit may be in excess of Federal Deposit Insurance Corporation limits. As a result of the financial market crisis, our recent investment decisions and priorities have been based on capital preservation rather than on investment returns.

Our receivables are concentrated in the following legalized gaming jurisdictions at June 30, 2010:

United States	47%	International	53%
Nevada	7%	Mexico	14%
Florida	6%	Argentina	9%
Oklahoma	5%	Other (less the 5% individually)	30%
Other (less the 5% individually)	29%

As of June 30, 2010, approximately 15% of our employees are covered by a collective bargaining agreement, which expires on June 30, 2011.

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

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due to changes in demand in general for used gaming machines. We sell these trade-ins as-is or renovate the gaming machines before resale. We also sell participation gaming machines as used gaming machines when we no longer need them in our gaming operations business. Therefore, we review our used gaming machine inventory for impairment on a quarterly basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our consolidated financial statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

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

We account for costs incurred to develop software for internal use in accordance with FASB Topic 350, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“Topic 350”). Consequently, any costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, we depreciate the capitalized asset cost over its useful life, which can be up to 7 years for software related to our Oracle ERP system. The net book value of capitalized internal use software costs was $45.3 million and $30.1 million as of June 30, 2010 and 2009, respectively, which are included in capitalized internal use software costs in Property, plant and equipment.

Intangible Assets

In accordance with FASB Topic 350, “Goodwill and Other Intangible Assets,” (“Topic 350”) we classify intangible assets into two categories: (1) intangible assets with finite lives subject to amortization and (2) goodwill. We test intangible assets with finite lives for impairment when conditions exist that indicate the carrying value may not be recoverable. We do not amortize goodwill. For goodwill, we perform tests for impairment at least annually or more frequently when events or circumstances indicate that assets might be impaired. We perform our impairment tests of goodwill at our reporting unit level, which is at the consolidated level. Such impairment tests for goodwill include comparing the fair value with the reporting unit’s carrying value, inclusive of the goodwill. The fair value of a reporting unit refers to the amount at which the unit could be bought or sold in a current transaction between willing parties. As an initial indication of potential goodwill impairment, we compared our market capitalization based on outstanding shares to our book value as of June 30, 2010, which resulted in an excess of market value over book value of over $1.4 billion. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on our cost of capital rate or location-specific economic factors. In case the fair value is less than the carrying value of the assets, we record an impairment charge to reduce the carrying value of the assets to fair value.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We determine the useful lives of our identifiable finite lived intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized, generally on a straight-line basis, over their useful lives. See Note 6. “Intangible Assets.”

We capitalize as identifiable finite lived intangible assets advances for royalty and licensing fees made in connection with licensing agreements we have for our use of third-party brands, intellectual property and technologies. When the products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid up license, the advance is amortized based on the estimated life of the asset. In those cases, where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases the amortization of the advances is included in cost of product sales if related to product sale revenues, or cost of gaming operations if related to gaming operations revenues. To the extent we determine that the products developed would not fully recover the amounts capitalized and future minimum commitments in the license agreement, we will record an immediate impairment charge in our Consolidated Statements of Income at the time of such determination.

Sales of Used Gaming Machines

Cash generated from the remanufacture and sale of used gaming machines, including cash generated from the remanufacture and sale of used gaming operations machines, is included in our Consolidated Statement of Cash Flows in cash flow from operating activities for the periods in which such sales occur and have not been material in fiscal 2010, 2009 and 2008.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and manufacturing overhead. These components of cost of product sales also include licensing and royalty charges, inbound and outbound freight charges, purchasing, receiving and warehousing costs, inspection costs and internal transfer costs.

Cost of gaming operations consists primarily of WAP jackpot expenses, licensing and royalty charges, telephone costs, gaming operations taxes and fees and parts. Freight-out costs for gaming operations equipment are capitalized and depreciated over the life of the related asset.

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $23.9 million, $21.4 million and $20.4 million for the fiscal year ended 2010, 2009 and 2008, respectively.

WAP Jackpot Liabilities and Expenses

WAP jackpots are payable either immediately in the case of instant pay progressive jackpots or, for non-instant pay jackpots, at the jackpot winner’s choice, to receive a single lump sum payment for the value of the jackpot, discounted to present value at applicable interest rates, or the jackpot paid over 20 annual installments and, in our experience, substantially all winners elect the instant pay option. We record a WAP jackpot liability based on the actual volume of coin-in or gaming machine play plus the initial progressive meter

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

liability (“base jackpot”) on each WAP system in each jurisdiction, discounted to net present value for non-instant pay jackpots. We defer jackpot expense for the base jackpot liability on each WAP linked system, which is subsequently amortized as jackpot expense in cost of gaming operations based on the theoretical coin-in, or gaming machine play, to win the jackpot liability. Our jackpot liabilities totaled $11.0 million and $9.6 million at June 30, 2010 and 2009, respectively. Our jackpot expense was $23.8 million, $14.2 million and $17.9 million for fiscal 2010, 2009 and 2008, respectively. To fund our WAP jackpot liabilities, we are required to maintain restricted cash and cash equivalents, as described above. See Note 2. “Principle Accounting Policies—Recently Issued Accounting Standards” below.

Research and Development Costs and Costs for Computer Software Utilized in Products Sold or Leased

We account for research and development costs in accordance with FASB Topic 730, “Accounting for Research and Development Costs.” (“Topic 730”). Accordingly, costs associated with product development are expensed as incurred and included in research and development in our Consolidated Statements of Income.

We purchase, license and incur costs for computer software, which will be utilized in the products we sell or lease. Such costs are capitalized under FASB Topic 985, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“Topic 985”). According to Topic 985, costs incurred in creating a computer software product are charged to expense when incurred as research and development pursuant to Topic 730 until “technological feasibility” has been established for the product, after which point costs are capitalized up to the date of regulatory approval of the software. Generally our products reach technological feasibility when a working model of the software is available. Annual amortization of capitalized software costs is recorded on a product by product basis at the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life.

We incur regulatory approval costs for our products including game themes and operating system products after technological feasibility is achieved. Capitalized regulatory approval costs, net were $10.8 million and $7.9 million as of June 30, 2010 and 2009, respectively, which are included in Other non-current assets. Amortization expense for previously capitalized regulatory approval costs totaled $6.2 million, $6.7 million and $5.2 million in fiscal 2010, 2009 and 2008, respectively. Regulatory approval costs related to projects that are discontinued are expensed when the determination to discontinue is made.

Advertising Expense

The cost of advertising is charged to expense as incurred. The cost of advertising for fiscal 2010, 2009 and 2008 was $0.8 million, $0.8 million and $1.0 million, respectively.

Share-Based Compensation—Stock Option Assumptions

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years ended June 30:

	2010	2009	2008
Risk-free interest rate	2.1%	2.2%	3.3%
Expected life of options (in years)	4.64	4.65	4.75
Expected volatility.	0.49	0.39	0.35
Dividend yield	0.0%	0.0%	0.0%

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term that approximates the expected life of the award. The expected life of each award granted is calculated using the “simplified method” in accordance with FASB Topic 718 “Share Based Compensation” (“Topic 718”). We currently do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected life of options. The expected volatility rate has been calculated based on actual historical daily closing prices of our common shares for the expected life of the option. Expected dividend yield is based on historical dividend payments. See Note 11. “Equity Compensation Plan.”

Accounting for Income Taxes

We account for income taxes using the asset and liability method provided in FASB Topic 740, “Accounting for Income Taxes” (“Topic 740”). Under this method, income taxes are provided for amounts currently payable and for amounts deferred as income tax assets and liabilities based upon differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes are measured using the U.S., state and foreign jurisdictions enacted tax rates that are assumed to be in effect when the basis differences reverse. We recognize accrued interest and penalties associated with uncertain income tax positions as part of income tax expense. Income taxes on our foreign subsidiaries are provided at the tax rates applicable to the tax jurisdictions in which they are located.

We apply the provisions of Topic 740, to our uncertain income tax provisions. Under Topic 740, the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements.

Use of Estimates

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles. Such preparation requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates.

Fair Value Measurements

We apply the provisions of FASB Topic 820, “Fair Value Measurements” (“Topic 820”), to our financial assets and financial liabilities. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. The adoption of Topic 820 effective July 1, 2008 did not have a material impact on our Consolidated Financial Statements.

Topic 820 describes three levels of inputs that may be used to measure fair value:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

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

The only assets subject to fair value measurement in accordance with Topic 820 were investments in various money market funds totaling approximately $103.5 million at June 30, 2010 and approximately $96.6 million at June 30, 2009. These money market investments are included in our cash and cash equivalents and restricted cash on our Consolidated Balance Sheets and are considered Level 1 securities valued at quoted market prices.

Translation of Non-U.S. Currency Amounts

The local currency is the functional currency (primary currency in which business is conducted) for our non-U.S. subsidiaries and their assets and liabilities are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. Foreign currency transaction gains and losses consisting primarily of Euro to U.S. currency exchanges for cash transfers are included in Interest income and other income and expense, net and totaled ($0.2) million, ($2.4) million and $0.4 million in fiscal years 2010, 2009 and 2008, respectively.

Recently Issued Accounting Standards

In June 2009, the FASB issued Topic 105, “Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles” (“Topic 105”), which establishes the Codification as the single source of authoritative U.S. generally accepted accounting principles. This statement is effective for interim and annual statements issued after September 15, 2009 and has changed the way we reference accounting standards.

In October 2009, the FASB issued ASU No. 2009-13 and ASU No. 2009-14. As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our 2010 fiscal year and the adoption did not have a material impact on our Consolidated Financial Statements. See Note 2. “Principal Accounting Policies—Revenue Recognition.”

In April 2010, the FASB issued ASU No. 2010-16, “Accruals for Casino Jackpot Liabilities” (“ASU No. 2010-16”), which clarifies when a casino entity is required to accrue a jackpot liability. ASU No. 2010-16 will be effective for fiscal years beginning on or after December 15, 2010, which for WMS would be our fiscal year beginning July 1, 2011. Early adoption is permitted. We are currently evaluating the impact of applying the provisions of this guidance to WAP accounting in our Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) to provide greater disclosure about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU 2010-20 disclosures will be effective for interim periods and fiscal years beginning on or after December 15, 2010. We are currently evaluating the impact of applying the provisions of this ASU on our notes to Consolidated Financial Statements.

3. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the fiscal years ended June 30:

	2010	2009	2008
Net income	$112.9	$92.2	$67.5
After-tax interest expense and amortization of issuance cost on Convertible Subordinated Notes	0.5	1.9	2.1

Diluted earnings (numerator)	$113.4	$94.1	$69.6

Basic weighted-average common shares outstanding	56.0	49.2	50.2
Dilutive effect of stock options	1.2	1.0	1.5
Dilutive effect of restricted common stock and warrants	0.5	0.2	0.2
Dilutive effect of Convertible Subordinated Notes	2.7	8.7	8.7

Diluted weighted-average common stock and common stock equivalents (denominator)	60.4	59.1	60.6

Basic earnings per share of common stock	$2.02	$1.87	$1.34

Diluted earnings per share of common stock and common stock equivalents	$1.88	$1.59	$1.15

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	1.1	2.3	0.7

Included in our anti-dilutive common stock equivalents for 2010 and 2009 are warrants to purchase 500,000 shares of our common stock, which are contingent upon future events that were issued to Hasbro Inc. and Hasbro International, Inc. (“Hasbro”). See Note 10. “Stockholders Equity.” These warrants were excluded from the calculation because the vesting criteria were not met.

4. INVENTORIES

Inventories consisted of the following at June 30:

	2010	2009
Raw materials and work-in-process	$42.9	$26.8
Finished goods	14.9	16.3

Total inventories	$57.8	$43.1

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

$3.8 million, $13.3 million and $10.1 million for fiscal 2010, 2009 and 2008, respectively. These charges are classified in cost of products sales in our Consolidated Income Statement. Inventory write-downs for fiscal 2010 trended lower than fiscal year 2009 and 2008 as in the prior years we prepared for customers transitioning to our new Bluebird2 gaming cabinet.

5. GAMING OPERATIONS EQUIPMENT AND PROPERTY, PLANT AND EQUIPMENT

The components of Gaming operations equipment were as follows at June 30:

	2010	2009
Gaming operations equipment	$311.9	$279.3
Less accumulated depreciation	(247.2)	(211.3)

Net gaming operations equipment	$64.7	$68.0

The components of Property, plant and equipment were as follows at June 30:

	2010	2009
Land	$17.8	$17.8
Buildings and improvements	79.7	72.6
Machinery and equipment	82.5	70.2
Capitalized internal use software costs	31.4	22.7
Furniture and fixtures	14.2	14.1
Construction-in-process	59.6	35.3

	285.2	232.7
Less accumulated depreciation	(95.4)	(73.9)

Net property, plant and equipment	$189.8	$158.8

6. INTANGIBLE ASSETS

General

The following table reconciles goodwill and other intangible assets to Intangible assets recorded on our Consolidated Balance Sheets at June 30:

	2010	2009
Goodwill	$17.9	$19.9
Finite lived intangibles, net	91.5	91.9
Less: royalty advances and licensed or acquired technologies, short-term	(10.3)	(12.5)

Total Long-term intangible assets, net	$99.1	$99.3

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Goodwill

The changes in the carrying amount of goodwill are as follows:

Goodwill balance at June 30, 2009	$19.9
Foreign currency translation adjustment	(2.0)

Goodwill balance at June 30, 2010	$17.9

Other Intangible Assets

Other intangible assets consisted of the following at June 30:

		2010			2009
	Useful Life (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1-15	$92.4	$(58.3)	$34.1	$79.8	$(44.2)	$35.6
Licensed or acquired technologies	1-15	48.1	(14.0)	34.1	42.6	(9.6)	33.0
Patents, trademarks and other	4-17	32.5	(9.2)	23.3	30.3	(7.0)	23.3

Total		$173.0	$(81.5)	$91.5	$152.7	$(60.8)	$91.9

The following table summarizes additions to other intangible assets during fiscal 2010.

Total Additions
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$12.6
Licensed or acquired technologies	5.5
Patents, trademarks and other	2.8
Foreign currency translation adjustment	(0.6)

Total	$20.3

Amortization expense for finite lived intangible assets was $21.1 million, $14.2 million and $19.9 million for fiscal 2010, 2009 and 2008, respectively. Fiscal 2008 includes a $3.7 million pre-tax write-down to net realizable value of a technology license.

The estimated aggregate amortization expense for intangible assets for each of the next five years is as follows:

Year Ended June 30,
2011	$13.1
2012	11.1
2013	9.2
2014	7.6
2015	5.2

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The estimated aggregate future intangible amortization as of June 30, 2010 does not reflect the significant minimum commitments we have for future payments for royalty advances and licensed or acquired technologies of approximately $97.6 million, which is expected to be amortized over approximately the next 7 years. If we determine that we may not realize the net book value of any of the finite lived intangible assets or value of commitments, we would record an immediate charge in our Consolidated Statements of Income up to the full amount of the value of these assets or commitments in the period in which such determination is made. See Note 12. “Commitments, Contingencies and Indemnifications.”

7. OTHER ACCRUED LIABILITIES

The components of other accrued liabilities were as follows at June 30:

	2010	2009
Deferred revenue	$12.5	$7.5
Accrued WAP jackpot liability	11.0	9.6
Current income taxes payable	10.1	1.0
Accrued royalties and licensing fees	7.6	8.8
Other accrued liabilities	11.1	10.5

Total other accrued liabilities	$52.3	$37.4

8. INCOME TAXES

The following is a summary of income (loss) before income taxes of U.S. and international operations for the fiscal years ended June 30:

	2010	2009	2008
United States	$161.2	$139.7	$106.1
International	9.3	0.7	(0.5)

Total	$170.5	$140.4	$105.6

Significant components of the provision (benefit) for income taxes were as follows for the fiscal years ended June 30:

	2010	2009	2008
Current:
Federal	$33.0	$34.6	$32.2
State	6.1	4.3	3.7
Foreign	5.0	0.7	0.4

Total current	44.1	39.6	36.3
Deferred:
Federal	(4.3)	5.9	(6.1)
State	(0.5)	0.8	(0.5)
Foreign	(1.8)	(0.1)	(0.4)

Total deferred	(6.6)	6.6	(7.0)
Current tax benefit from exercise of stock options	20.1	2.0	8.8

Income tax provision, net	$57.6	$48.2	$38.1

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities at June 30 were:

	2010	2009
Deferred income tax assets resulting from:
Current:
Receivables valuation allowances	$1.2	$1.4
Inventory valuation reserves	1.0	1.4
Accrued liabilities and other items not currently deductible	3.7	3.2

Total current deferred income tax assets	5.9	6.0
Non-current:
Share-based payment expense	15.6	14.9
Book over tax depreciation	13.6	13.3
Other non-current	4.2	3.0

Total non-current deferred income tax assets	33.4	31.2

Deferred income tax liabilities resulting from:
Capitalized regulatory approval and internal use software development costs	(13.9)	(9.8)
Capitalized patents and trademarks	(6.2)	(8.0)

Total non-current deferred income tax liabilities	(20.1)	(17.8)

Total net deferred income tax assets	$19.2	$19.4

No deferred income tax provision has been recorded for United States taxes related to approximately $21.3 million of undistributed earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The provision for income taxes differs from the amount computed using the statutory United States Federal income tax rate as follows for the fiscal years ended June 30:

	2010	2009	2008
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.8	2.9	2.9
Domestic manufacturer’s deduction	(1.5)	(1.8)	(1.7)
Research and development tax credits	(0.7)	(3.1)	(1.4)
Permanent items	0.2	0.2	0.5
Change in income tax contingencies	(2.0)	1.1	0.9
Other, net	—	—	(0.1)

Effective income tax rate	33.8%	34.3%	36.1%

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The lower effective income tax rate in fiscal 2010 primarily results from the completion of Federal income tax return audits by the Internal Revenue Service for fiscal 2004 through 2007 that resulted in a reduction of our liability for uncertain tax positions by $4.6 million, or a $0.07 per diluted share benefit, partially offset by the expiration of the research and development tax credit legislation effective as of December 31, 2009 which had the impact of reducing our fiscal year 2010 earnings per diluted share by $0.01. The lower effective income tax rate in fiscal 2008 primarily results from the impact of the retroactive reinstatement of the research and development credit to January 1, 2008. The research and development tax credit legislation previously expired on December 31, 2007 and in early October 2008 was reinstated retroactive to the beginning of calendar year 2008. The effective income tax rate for fiscal 2009 includes approximately $0.02 per diluted share impact of the retroactive reinstatement of the research and development tax credit to the beginning of calendar year 2008.

We currently apply Topic 740 under which the benefits of income tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For income tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements. The reconciliation of the beginning and ending gross unrecognized income tax benefits which is included in Other non-current liabilities at June 30, 2010 and 2009, excluding accrued interest and penalties of $0.1 million and $0.8 million for fiscal 2010 and 2009, respectively is as follows:

	2010	2009
Balance at July 1	$7.0	$5.8
Additions related to prior year tax positions	—	—
Reductions related to prior year tax positions	(0.3)	—
Additions related to current year positions	1.5	1.4
Reductions due to settlements and payments	(4.6)	(0.2)
Reductions due to lapse of Statute	—	—

Balance at June 30	$3.6	$7.0

At June 30, 2010 and 2009, the total unrecognized tax benefits, including accrued interest and penalties of $0.1 million and $0.8 million, respectively, (net of the federal benefit) were $3.4 million and $7.6 million, respectively, represent the portion that, if recognized, would reduce the effective income tax rate.

We are currently under audit in various states for fiscal 2004 through 2008. As a result of these audits, it is reasonably possible that the total amount of the unrecognized income tax benefits will change within the next 12 months. At this time, we are unable to estimate the amount of the potential change. Approximately $0.4 million of unrecognized income tax benefits are currently subject to the audits referred to above. At this time, we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal 2008, or state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

9. CONVERTIBLE SUBORDINATED NOTES AND REVOLVING CREDIT FACILITY

Convertible Subordinated Notes

During fiscal 2010, we issued approximately 8.7 million shares of our common stock $0.50 par value per share, upon the early conversion to common stock of $115.0 million principal amount of our 2.75% Convertible Subordinated Notes (“Notes”), in several separate transactions in the September 2009, December 2009 and

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

June 2010 quarters. The aggregate impact of the conversion of the $115.0 million of Notes to common stock resulted in a pre-tax charge of $0.9 million for inducement payments. The pre-tax charge in fiscal 2010 was more than offset by savings from reduced interest payments through the remaining term of the Notes, resulting in a favorable pre-tax net benefit to fiscal 2010 net income of approximately $1.4 million. As a result of the conversion of the Notes during fiscal 2010, our long-term debt has been eliminated and common stock and additional paid-in capital have increased by an aggregate of $115.0 million.

Revolving Credit Facility

On September 25, 2009, we entered into an amended and restated revolving credit agreement with a group of five banks. The amended and restated revolving credit agreement provides for borrowings up to $150 million through September 30, 2012 with the ability to expand the facility to $200 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires, whether or not we have current borrowings outstanding, that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.25x through December 31, 2010, and 3.0x thereafter, and is computed as total indebtedness outstanding at the end of each quarter divided by the trailing twelve month’s earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges (“Adjusted EBITDA”) as defined in the agreement. The minimum interest coverage ratio is 2.5x and is computed as trailing twelve months Adjusted EBITDA divided by trailing twelve months interest charges as defined in the revolving credit agreement.

The agreement also defines permitted restricted payments related to cash dividends, cash repurchases of our common stock and at June 30, 2010, based upon the leverage ratio as defined, no limitations exist for permitted restricted payment purposes. The agreement also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions. No amounts were outstanding under the amended and restated revolving credit facility at June 30, 2010. As of June 30, 2010, we maintained an aggregate cash balance of $19.3 million in non-interest bearing accounts with two of the new banks in our amended and restated revolving credit facility.

We were in compliance with all of the negative covenants and financial ratios required by our revolving credit facility as of June 30, 2010.

At June 30, 2010, we have no debt outstanding under our amended and restated revolving credit facility.

10. STOCKHOLDERS’ EQUITY

General

Effective December 10, 2009, our stockholders voted to increase our authorized common stock to 200.0 million shares at $0.50 par value. Prior to that date, our authorized common stock was 100.0 million shares. Additionally, we have 5.0 million shares of $0.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by our Board of Directors.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Common Stock Repurchase Program

On August 3, 2009, our Board of Directors authorized the repurchase of an additional $75 million of our common stock over the following twenty-four months increasing our remaining repurchase authorization to approximately $150 million. This authorization increases the existing program, previously authorized on August 4, 2008, from $150 million to $225 million and extended the expiration date to August 3, 2011. During fiscal 2010, under our existing repurchase authorization, we purchased 1,136,780 million shares for approximately $45.0 million at an average cost of $39.61, while during fiscal 2009 we purchased 1,602,470 million shares for approximately $35.5 million at an average cost of $22.15 per share. As of June 30, 2010, we had approximately $104 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. See Note 18. “Subsequent Events”

Warrants

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro to extend their license agreement with us, approved a grant of warrants (the “2003 Warrants”) to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment. The warrants are non-cancelable and vest with respect to 20% of the underlying shares in each year commencing on January 1, 2007 until fully vested on January 1, 2011, subject to earlier vesting under specified circumstances. The warrants were to expire on September 14, 2013. At June 30, 2010, the 2003 Warrants are 80% vested.

In June 2009, we entered into a new Gaming Device License Agreement (the “2009 License”) with Hasbro whereby we agreed to license certain intellectual property and proprietary rights owned or controlled by Hasbro. As part of the inducement to Hasbro to enter into the 2009 License, our Board of Directors approved an amendment (the “Warrant Modification Agreement”) to the 2003 Warrants to purchase our common stock. The Warrant Modification Agreement provides that the term of the 2003 Warrants will be extended until December 31, 2018. In addition, the expiration date of the 2003 Warrants will be extended for three years if we elect to extend the 2009 License. We accounted for the extension of the 2003 Warrants as a modification of terms whereby we computed the incremental cost of the modification comparing the fair value of the modified warrants to the fair value of the original warrants immediately before its terms were modified. The incremental fair value calculated using the Black-Scholes model was $4.76 per share for a total of $1.8 million additional cost which will be amortized over the extended license period.

Also in connection with the 2009 License, our Board of Directors approved a new grant of a warrant to purchase up to 500,000 shares of our common stock (the “2009 Warrants”). The 2009 Warrants exercise price is $30.03 per share of our common stock (the closing price on June 11, 2009, the date of grant), subject to adjustment. The 2009 Warrants will only vest if certain conditions are met: (1) we request Hasbro’s consent to an assignment of the 2009 License upon the undertaking of certain transactions by us, (2) Hasbro gives its consent to such assignment, and (3) such transaction is executed. Beginning in calendar year 2012, for each year that the three conditions are not met the number of shares subject to the 2009 Warrant decrease by 25,000; provided, however, that the number of underlying shares will not be less than 375,000 shares. If not vested and exercised, the 2009 Warrants will expire on December 31, 2018. We may also elect to extend the 2009 License for a period of three years from December 31, 2018 if certain conditions are satisfied and if we make such election, the expiration of the 2009 Warrants also extends three years.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

During fiscal 2010, 2009 and 2008, we recognized approximately $0.5 million of expense, respectively, for the value of the 2003 Warrants and the modification thereof.

11. EQUITY COMPENSATION PLAN

General

We currently have one equity compensation plan, the WMS Industries Inc. Incentive Plan (2009 Restated) (the “Plan”), under which new equity grants may be made which was approved by our stockholders in December 2009. The Plan consolidated shares available under our previous stock option plans into the new Plan, although outstanding equity grants under the previous plans are still governed by those individual plans. The Plan permits us to grant options to purchase shares of our common stock, restricted stock and other stock awards. The Compensation Committee of our Board of Directors (“Compensation Committee”) determines, or at times recommends to the Board, which of the eligible employees, non-employee directors, consultants and advisors should receive equity awards; the terms, including any vesting periods or performance requirements of the awards; and the size of the awards. The non-employee members of our Board of Directors determine any award made to non-employee directors.

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

We issue new shares and shares from treasury for shares delivered under the Plan. The parameters of our share repurchase activity are not established solely with reference to the dilutive impact of shares issued under the Plan. However, we expect that, over time, share repurchases may partially offset the dilutive impact of shares to be issued under the Plan.

A maximum of 16.6 million shares were authorized for awards under our plans. As of June 30, 2010, 4.0 million shares of common stock remained available for possible future issuance under our Plan, after the estimated impact of approximately 0.3 million shares of equity based performance units.

A summary of information with respect to share-based compensation expense included in our Consolidated Statements of Income are as follows, for the fiscal years ended June 30:

	2010	2009	2008
Selling, general and administrative	$13.4	$12.1	$10.2
Research and development	6.7	5.8	4.9
Cost of product sales	0.2	0.1	0.1

Share-based compensation expense included in pre-tax income	20.3	18.0	15.2
Income tax benefit related to share-based compensation	(7.7)	(6.8)	(5.8)

Share-based compensation expense included in net income	$12.6	$11.2	$9.4

Diluted earnings per share impact of share-based compensation expense	$0.21	$0.19	$0.16

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Stock Options

Pursuant to the Plan, for stock options, the exercise price per share with respect to each option is determined by the Compensation Committee and is not less than the fair market value of our common stock on the date on which the stock option is granted. The Plan has a term of 10 years, unless terminated earlier, and stock options granted under the Plan prior to December 2006 have terms up to 10 years, whereas stock options granted under the Plan beginning in December 2006 have terms up to 7 years. Vesting generally occurs equally over one to four years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. On occasion, we may issue stock options that immediately vest, in which case compensation expense equal to the total fair value of the option grant is immediately recognized. For options granted in fiscal 2010, the range in fair value was from $16.84 – $18.73 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 1.89% – 2.29%; expected life between 4.5 – 4.75 years; expected volatility of 0.49; and 0.0% dividend yield. Stock option activity was as follows for fiscal 2010:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2009	5.2	$22.37
Granted	0.6	42.15
Exercised	(1.8)	19.41
Expired or Cancelled	—	—
Forfeited	(0.1)	30.31

Stock options outstanding at June 30, 2010	3.9	$26.42	4.93	$52.2

Stock options exercisable at June 30, 2010	2.2	$21.74	4.51	$39.3

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Other information pertaining to stock options was as follows for the years ended June 30:

	2010	2009	2008
Weighted average grant-date fair value per share of stock options granted	$18.04	$9.83	$10.73
Total grant-date fair value of stock options vested	8.5	7.4	8.3
Total intrinsic value of stock options exercised	40.7	7.8	23.4

For fiscal 2010, 2009 and 2008, cash received from the exercise of stock options was $37.2 million, $7.9 million and $21.0 million, respectively, and the income tax benefit realized from exercise of stock options was $20.1 million, $2.8 million and $8.8 million, respectively. As of June 30, 2010, there was $10.5 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

In fiscal 2005, our Board of Directors approved a Director Emeritus Program for directors who reach age 75 or have served on the Board of Directors for at least 20 years. The Director Emeritus Program is being phased in

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

to maintain continuity and avoid losing the benefit of valuable experience. For fiscal 2008, 37,500 fully vested five-year stock options were issued to one director emeritus upon his retirement from the Board. No directors retired in fiscal 2010 or 2009.

Restricted Stock Award Grants

Upon the recommendation of our Compensation Committee, our Board of Directors has, on occasion, granted restricted stock, restricted stock units and performance-based restricted stock units to certain employees, non-employees and directors to motivate them to devote their full energies to our success, to reward them for their services and to align their interests with the interests of our stockholders.

Under the Plan, participants may be granted restricted stock awards, representing an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive shares of our common stock on the date specified in the participant’s award agreement. The restricted stock awards granted under this plan are subject to vesting generally from a range of two to four years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the vesting period for the entire award. Restricted stock share and restricted stock unit activity was as follows for fiscal 2010:

	Restricted Stock Shares	Weighted Average Grant- Date Fair Value(1)
Nonvested balance at June 30, 2009	0.3	$27.53
Granted	—	—
Vested	(0.1)	29.14

Nonvested balance at June 30, 2010	0.2	$30.21

	Restricted Stock Units (Including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2009	0.3	$28.53
Granted	0.1	44.02
Vested	(0.1)	29.09

Nonvested balance at June 30, 2010	0.3	$34.31

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

As of June 30, 2010, there was $6.9 million of total restricted stock award compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

Equity-Based Performance Units

As of June 30, 2010, we had 281,811 equity-based performance units outstanding with a weighted average grant-date fair value per unit of $34.13. The equity-based performance units contain performance goals set by the Board of Directors based on certain performance criteria over the following periods: thirty-six month period

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

ending June 30, 2010 for 86,322 units; thirty-six month period ending June 30, 2011 for 112,274 units; and thirty-six month period ending June 30, 2012 for 83,215 units. The number of shares of stock to be awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, requires a minimum threshold performance before any shares are issued and can result in shares issued up to 200% of the targeted number of shares under each grant. In fiscal 2010, 2009 and 2008 we recorded a provision for equity-based performance units outstanding of $4.0 million, $3.4 million and, $2.7 million, respectively, based on the assessment of achievement of the performance goals. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals.

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2009	0.4	$23.92
Granted	0.1	44.28
Vested	(0.1)	16.95
Forfeited	(0.1)	20.12

Nonvested balance at June 30, 2010	0.3	$34.13

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Deferred Stock

In fiscal 2005, non-management members of the Board of Directors were awarded an aggregate of 39,824 units of deferred stock under the Plan, of which 24,890 units remain outstanding as of June 30, 2010. The deferred stock units vested immediately and shares of our common stock will be issued upon each director’s departure from the Board, assuming proper notice from the Board member. Grantees are not entitled to vote their deferred stock units or to receive cash dividends, but they are entitled to receive make whole payments on any declared and paid dividends on our common stock.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We reserved 500,000 shares under the ESPP. For fiscal year 2010, participants purchased 48,784 shares under the plan at an average cost of $35.45, for a total of $1.7 million.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

12. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

Future minimum rental commitments under non-cancelable operating leases were as follows as of June 30, 2010:

2011	$4.4
2012	3.8
2013	3.5
2014	3.4
2015	3.0
Thereafter	1.7

$19.8

Rent expense for fiscal 2010, 2009 and 2008 was $5.1 million, $4.9 million and $3.9 million, respectively. We include stated scheduled rent increases in calculating future minimum lease payments under non-cancellable operating leases and the minimum lease payments are recognized as rent expense on a straight-line basis over the minimum lease term. We have options to purchase the facility that we rent in Las Vegas, NV which, if we elected to exercise, would occur between July and December of 2010, or in July 2012.

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

In June 2009, we entered into the 2009 License with Hasbro to license certain intellectual property and proprietary rights owned or controlled by Hasbro in titles, such as MONOPOLY, BATTLESHIP and CLUE, for use in our chance-based electronic gaming machines. The 2009 License, which is not assignable without Hasbro’s consent, is effective April 1, 2009 and has an initial term through December 31, 2016. We have the right to extend the 2009 License for an additional three-year term if certain conditions are satisfied. We are required to make minimum annual guaranteed royalty payments during the term of the 2009 License. See Note 10. “Stockholder’s Equity—Warrants.”

At June 30, 2010, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$235.1
Advances and payments made	(137.5)

Potential future payments	$97.6

The total potential royalty and license fee commitments decreased to $97.6 million at June 30, 2010 from $112.7 million at June 30, 2009, due to advances and payments made on existing commitments exceeding commitments under new agreements we entered into for brand and technology licenses. Potential royalty and license fee commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See Note 6. “Intangible Assets” for the related assets that are recorded on our Consolidated Balance Sheets.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

As of June 30, 2010, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2011	$13.3
2012	15.4
2013	16.2
2014	16.4
2015	14.8
Thereafter	21.5

Total	$97.6

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders decreased to $3.2 million as of June 30, 2010 from $18.5 million as of June 30, 2009, due to our effecting a last time buy on a particular computer chip used in substantially all of our current gaming machines.

Performance Bonds

We have performance bonds outstanding of $2.0 million at June 30, 2010, of which $1.0 million is to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2010, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of June 30, 2010, we were not aware of any obligations arising under these agreements that would require material payments.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Special Purpose Entities and Derivative Instruments

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock, equity based performance units and deferred stock units to our employees, officers, directors and consultants and warrants to a licensor.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at June 30, 2010.

WMS Licensor Arrangements

Our sales agreements that include software and intellectual property licensing arrangements provide a clause whereby we indemnify the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant cost due to the infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been accrued.

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

13. LITIGATION

On April 9, 2010, B Plus Giocologale Ltd. (“B Plus”) filed an action against WMS Gaming International SL (Spain), WMS International SL (Italy) and WMS International SL (the Netherlands) in the civil court of Rome, Italy. WMS Gaming International SL is an indirect, wholly owned subsidiary of WMS. The complaint contains two counts, alleging (i) breach of contract arising from WMS’ termination of a sales order to supply certain slot machines and (ii) pre-contractual liability arising from WMS’ decision to terminate negotiation relating to potential distribution of WMS products in the Italian market. The complaint seeks aggregate damages of €141.8 million or such other amount, which the court may award. Under the current schedule for this matter, WMS’ preliminary response and defense brief is due in early December 2010. While it is too early in this case to predict the outcome of the case or the extent of any expenses that WMS may have, we believe that we have a strong defense and intend to vigorously defend against these claims.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

In December 2008, we settled a trademark lawsuit against a third party for a cash receipt in the amount of $5.0 million, which is included in the Interest income and other income and expenses, net in our Consolidated Statements of Income for the year ended June 30, 2009.

14. INFORMATION ON GEOGRAPHIC AREAS

Revenues derived from customers in the United States accounted for approximately 71%, 69% and 69% of our total revenues for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Approximately 90% of our total long-lived assets as of June 30, 2010 and 2009 were in the United States. No other country in which we conduct business had greater than 10% of our total revenues or long-lived assets for the periods presented.

Geographic revenue information is determined by country of destination. Our operations outside the United States include: gaming operations equipment located in Canada, Europe and South Africa; sales and distribution offices in Argentina, Australia, Austria, Canada, China, Italy, Mexico, the Netherlands, South Africa, Spain and the United Kingdom; and game development studios and product development employees in Australia, India, the Netherlands and the United Kingdom. Substantially all of our revenues from customers outside the United States are denominated in U.S. dollars. At June 30, 2010 and 2009, approximately 53% and 41%, respectively, of total current and long-term trade accounts and notes receivable were from customers located outside of United States.

15. RETIREMENT PLANS

We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5% of covered employees’ compensation as defined in the plan. We also provide a deferred compensation plan within the United States to certain key employees. Our expense for these two plans totaled $5.1 million, $4.4 million and $3.7 million in fiscal 2010, 2009 and 2008, respectively.

We have two frozen defined benefit pension plans related to previously discontinued operations, which are not material to our Consolidated Financial Statements.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the fiscal years ended June 30:

	2010	2009	2008
Income taxes paid	$38.7	$45.5	$21.9
Interest paid	3.5	3.7	3.4
Gaming operations equipment transferred to inventory	2.5	1.6	1.9

For other non-cash transactions related to income taxes and the conversion of Notes, see Note 8. “Income Taxes” and Note 9. “Convertible Subordinated Notes and Revolving Credit Facility.”

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information is as follows for each quarterly period in fiscal 2010 and 2009:

	Sept. 30 2009	Dec. 31 2009	Mar. 31 2010	Jun. 30 2010
Fiscal 2010 Quarters
Revenues	$165.3	$188.9	$197.5	$213.4
Gross profit, excluding depreciation expense	109.3	118.1	125.9	136.1
Operating income	31.5	39.5	44.5	52.4
Net income	19.8	26.5	33.0	33.6
Earnings per share:
Basic	$0.40	$0.45	$0.57	$0.58

Diluted	$0.34	$0.44	$0.55	$0.56

Weighted-average common shares:
Basic common stock	50.0	58.3	57.9	57.9

Diluted common stock and common stock equivalents	60.1	60.6	60.1	60.3

	Sept. 30 2008	Dec. 31 2008	Mar. 31 2009	Jun. 30 2009
Fiscal 2009 Quarters
Revenues	$151.4	$178.4	$180.8	$195.8
Gross profit, excluding depreciation expense	95.6	109.6	117.3	126.4
Operating income	24.3	30.3	38.2	43.8
Net income	15.7	23.7	24.4	28.4
Earnings per share:
Basic	$0.31	$0.48	$0.50	$0.58

Diluted	$0.27	$0.41	$0.43	$0.49

Weighted-average common shares:
Basic common stock	49.9	49.3	48.8	48.8

Diluted common stock and common stock equivalents	60.0	58.9	58.2	59.0

The March 2010 quarter includes several discrete income tax items that netted out to a lower effective income tax rate which increased diluted earnings per share by $0.06; primarily the completion of Federal income tax return audits by the Internal Revenue Service for fiscal 2004 through fiscal 2007 that resulted in a reduction of our liability for uncertain tax positions by $4.6 million, or a $0.07 per diluted share benefit, partially offset by the expiration of the R&D tax credit legislation effective as of December 31, 2009 which had the impact of reducing our earnings per diluted share by $0.01.

The September 2009 quarter includes a $0.02 per diluted share impact for interest expense and an inducement payment related to the early conversion to common stock of our $79.4 million principal amount Notes.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The December 2008 quarter includes a $3.1 million after-tax gain or $0.05 per diluted share, related to a cash settlement of trademark litigation.

The December 2008 quarter includes a $1.4 million or $0.02 per diluted share benefit related to the period of January 1, 2008 through September 30, 2008 due to the retroactive reinstatement of the research and development tax credit legislation.

18. SUBSEQUENT EVENTS

On August 2, 2010, our Board of Directors terminated the existing share repurchase program and replaced it with a new $300 million share purchase program that expires on August 2, 2013. The timing and actual number of shares repurchased will depend on market conditions. In August 2010, through August 23, 2010, we purchased approximately 1.4% of our common shares outstanding, or 794,081 shares of our common stock in open market purchases for approximately $30.0 million at an average cost of $37.73 per share. At August 24, 2010 we had approximately $270 million remaining of our current share repurchase authorization.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2010, 2009 and 2008

(in millions of U.S. dollars)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Amounts Written off or Reclassified
Allowance for total accounts and notes receivables:
2010	$5.3	$3.1	$—	$5.0	$3.4
2009	$3.0	$7.1	$—	$4.8	$5.3
2008	$2.5	$3.5	$—	$3.0	$3.0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of August, 2010.

WMS INDUSTRIES INC.

By:	/S/ BRIAN R. GAMACHE
Brian R. Gamache
Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/S/ BRIAN R. GAMACHE Brian R. Gamache	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 25, 2010

/S/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 25, 2010

/S/ JOHN P. MCNICHOLAS, JR. John P. McNicholas, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	August 25, 2010

/S/ LOUIS J. NICASTRO Louis J. Nicastro	Founding Director	August 25, 2010

/S/ EDWARD W. RABIN, JR. Edward W. Rabin, Jr.	Lead Director	August 25, 2010

/S/ HAROLD H. BACH, JR. Harold H. Bach, Jr.	Director	August 25, 2010

/S/ ROBERT J. BAHASH Robert J. Bahash	Director	August 25, 2010

/S/ PATRICIA M. NAZEMETZ Patricia M. Nazemetz	Director	August 25, 2010

/S/ NEIL D. NICASTRO Neil D. Nicastro	Director	August 25, 2010

/S/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	August 25, 2010

/S/ BOBBY L. SILLER Bobby L. Siller	Director	August 25, 2010

/S/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	August 25, 2010