Form 10-Q
period 2010-09-30
WMS INDUSTRIES INC /DE/
filed 2010-11-08
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,770,804 shares of common stock, $0.50 par value, were outstanding at November 2, 2010.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2010 and 2009

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	2010	2009
REVENUES:
Product sales	$111.2	$88.8
Gaming operations	76.3	76.5

Total revenues	187.5	165.3

COSTS AND EXPENSES:
Cost of product sales(1)	57.1	41.8
Cost of gaming operations(1)	14.5	14.2
Research and development	28.7	26.5
Selling and administrative (see Note 3)	42.1	34.0
Depreciation(1)	15.8	17.3

Total costs and expenses	158.2	133.8

OPERATING INCOME	29.3	31.5

Interest expense	(0.4)	(2.0)
Interest income and other income and expense, net	1.5	1.9

Income before income taxes	30.4	31.4
Provision for income taxes	10.9	11.6

NET INCOME	$19.5	$19.8

Earnings per share:
Basic	$0.33	$0.40

Diluted	$0.33	$0.34

Weighted-average common shares:
Basic common stock outstanding	58.2	50.0

Diluted common stock and common stock equivalents	59.6	60.1

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:

Cost of product sales	$1.2	$1.1
Cost of gaming operations	$9.5	$11.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2010 and June 30, 2010

(in millions of U.S. dollars and millions of shares)

	September 30, 2010	June 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104.5	$166.7
Restricted cash and cash equivalents	18.0	17.9

Total cash, cash equivalents and restricted cash	122.5	184.6

Accounts and notes receivable, net	260.7	274.5
Inventories	64.5	57.8
Other current assets	37.8	38.1

Total current assets	485.5	555.0

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $252.1 and $247.2, respectively	76.5	64.7
Property, plant and equipment, net of accumulated depreciation of $101.3 and $95.4, respectively	197.5	189.8
Intangible assets, net	100.0	99.1
Deferred income tax assets	31.0	33.4
Other assets, net	80.1	65.0

Total non-current assets	485.1	452.0

TOTAL ASSETS	$970.6	$1,007.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59.6	$63.4
Accrued compensation and related benefits	11.7	25.1
Other accrued liabilities	49.8	52.3

Total current liabilities	121.1	140.8

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	20.6	20.1
Other non-current liabilities	12.3	12.2

Total non-current liabilities	32.9	32.3

Commitments, contingencies and indemnifications (see Note 12)	0.0	0.0

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized; none issued)	0.0	0.0
Common stock (200.0 shares authorized; 59.7 shares issued)	29.8	29.8
Additional paid-in capital	429.9	435.5
Treasury stock, at cost (1.9 and 0.9 shares, respectively)	(72.5)	(34.3)
Retained earnings	428.5	409.0
Accumulated other comprehensive income	0.9	(6.1)

Total stockholders’ equity	816.6	833.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$970.6	$1,007.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2010 and 2009

(in millions of U.S. dollars)

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19.5	$19.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	15.8	17.3
Amortization of intangible and other assets	5.3	5.2
Share-based compensation	5.1	4.7
Other non-cash items	4.5	0.8
Deferred income taxes	3.0	0.4
Tax benefit from the exercise of stock options	(1.2)	(11.7)
Change in operating assets and liabilities	(32.6)	(46.0)

Net cash provided by (used in) operating activities	19.4	(9.5)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16.4)	(11.6)
Additions to gaming operations equipment	(22.9)	(10.6)
Payments to acquire or license intangible and other assets	(0.6)	(1.4)

Net cash used in investing activities	(39.9)	(23.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	2.9	26.1
Tax benefit from exercise of stock options	1.2	11.7
Purchase of treasury stock Purchases of treasury stock	(46.4)	0.0
Debt issuance costs	0.0	(1.6)
Other	0.0	(0.7)

Net cash provided by (used in) financing activities	(42.3)	35.5

Effect of exchange rates on cash and cash equivalents	0.6	0.2

INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	(62.2)	2.6
CASH AND CASH EQUIVALENTS, beginning of period	166.7	135.7

CASH AND CASH EQUIVALENTS, end of period	$104.5	$138.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2010 included in our Annual Report on Form 10-K filed with the SEC on August 26, 2010. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand or if gaming is permitted in a significant new jurisdiction. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2011. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

We are engaged in one business segment: to serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming venues worldwide. We have a production facility in the United States with development and distribution offices located in the United States, Argentina, Australia, Austria, Canada, China, India, Mexico, the Netherlands, South Africa, Spain and the United Kingdom.

We market our gaming machines in two principal ways. First, product sales include the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions), parts, amusement-with-prize gaming machines and gaming related systems for smaller international casino operators. Second, we license our game content and intellectual property to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the amount wagered, called “coin in” or a combination of a fixed daily fee and a percentage of the amount wagered, (2) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, or (3) fixed daily fees. The installed base of our participation gaming machines consists of: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; and stand-alone participation gaming machines. We also enter into leases for casino-owned daily fee games and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our accompanying Condensed Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in our accompanying Condensed Consolidated Statements of Income and gaming operations equipment and related accumulated depreciation included in our accompanying Condensed Consolidated Balance Sheets).

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

2.	PRINCIPAL ACCOUNTING POLICIES

Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a quarterly basis, we evaluate our receivables and establish the allowance for doubtful accounts. We consider a variety of factors in this evaluation, including the receivables aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms and news related to individual customers, especially if the news calls into question the customer’s ability to fully pay balances owed. Our bad debt expense is most significantly impacted by bankruptcy filings by our customers and pre-bankruptcy reported exposures of individual customers. We recorded $1.4 million of bad debt expense in the September 2010 quarter compared to $0.6 million in the September 2009 quarter.

The following summarizes the components of current and long-term accounts and notes receivable, net;

	September 30, 2010	June 30, 2010
Current:
Accounts receivable	$126.3	$130.0
Notes receivable	138.0	147.6
Allowance for doubtful accounts	(3.6)	(3.1)

Current accounts and notes receivable, net	$260.7	$274.5

Long-term, included in Other assets, net:
Notes receivable	$66.8	$52.0
Allowance for doubtful accounts	(0.1)	(0.3)

Long-term notes receivable, net	$66.7	$51.7

Total accounts and notes receivable, net	$327.4	$326.2

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

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At September 30, 2010 and June 30, 2010 respectively, the fair value of the accounts and notes receivable, net, approximated the carrying value.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and manufacturing overhead. The cost of product sales also includes licensing and royalty charges, inbound and outbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs.

Cost of gaming operations consists primarily of wide-area progressive jackpot expenses, licensing and royalty charges, telephone costs, gaming operations taxes and fees and parts costs.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $6.5 million and $6.1 million for the three months ended September 30, 2010 and 2009, respectively.

Fair Value Measurements

We apply the provisions of FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements” (“Topic 820”) to our financial assets and financial liabilities. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value.

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

At September 30, 2010, the only assets subject to fair value measurement in accordance with Topic 820 were investments in various money market funds totaling approximately $61.3 million. These money market investments are included in our cash and cash equivalents and restricted cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets and are considered Level 1 securities.

Other Principal Accounting Policies

For a description of our other principal accounting policies see Note 2, “Principal Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-16, “Accruals for Casino Jackpot Liabilities” (“ASU No. 2010-16”), which clarifies when a casino entity is required to accrue a jackpot liability. ASU No. 2010-16 will be effective for fiscal years beginning on or after December 15, 2010, which for WMS would be our fiscal year beginning July 1, 2011. Early adoption is permitted. We are currently evaluating the impact of applying the provisions of this guidance to our WAP accounting on our Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

In July 2010, the FASB issued ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) to provide greater disclosure about an entity’s allowance for credit losses and the credit quality of its financing receivables. The ASU 2010-20 disclosures will be effective for interim periods and fiscal years beginning on or after December 15, 2010. We are currently evaluating the disclosure impact of applying the provisions of this ASU on the notes to our Consolidated Financial Statements.

3.	FACILITY CLOSING COSTS

In the quarter ended September 30, 2010, we announced the shutdown of our main facility in the Netherlands and the consolidation of its operations into our operations in Spain, the United Kingdom and other locations in order to streamline and enhance our sales, marketing and support functions. This action resulted in a pre-tax charge of $3.8 million during the quarter ended September 30, 2010, consisting of accrued employee severance and related taxes of $1.7 million, which was paid on October 1, 2010, and a non-cash impairment charge of $2.1 million to write down the main facility to fair market value as determined by a third party real estate appraisal firm.

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three months ended September 30:

	2010	2009
Net income	$19.5	$19.8
After tax interest expense and amortization of issuance cost on convertible subordinated notes	0.0	0.5

Diluted earnings (numerator)	$19.5	$20.3

Basic weighted average shares of common stock outstanding	58.2	50.0
Dilutive effect of stock options	1.0	1.3
Dilutive effect of restricted common stock and warrants	0.4	0.4
Dilutive effect of convertible subordinated notes	0.0	8.4

Diluted weighted average common stock and common stock equivalents (denominator)	59.6	60.1

Basic earnings per share of common stock	$0.33	$0.40

Diluted earnings per share of common stock and common stock equivalents	$0.33	$0.34

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	0.9	1.0

Included in our anti-dilutive common stock equivalents for the three months ended September 30, 2010 and 2009 are warrants to purchase 500,000 shares of our common stock that were issued to Hasbro Inc. and Hasbro International, Inc. These warrants were excluded from the calculation because the vesting criteria are contingent upon future events and were not met. See Note 10. “Stockholders’ Equity” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

5.	INVENTORIES

Inventories consisted of the following:

	September 30, 2010	June 30, 2010
Raw materials and work-in-process	$42.6	$42.9
Finished goods	21.9	14.9

Total inventories	$64.5	$57.8

Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $1.0 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively. These charges are classified in cost of products sales in our accompanying Condensed Consolidated Statements of Income.

6.	INTANGIBLE ASSETS

General

Intangible assets recorded on our accompanying Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2010	June 30, 2010
Goodwill	$19.4	$17.9
Finite lived intangible assets, net	91.3	91.5
Less: royalty advances and licensed or acquired technologies, short-term	(10.7)	(10.3)

Total Long-term intangible assets, net	$100.0	$99.1

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2010 include:

Goodwill balance at June 30, 2010	$17.9
Foreign currency translation adjustment	1.5

Goodwill balance at September 30, 2010	$19.4

Other Intangible Assets

Other intangible assets consisted of the following:

	Useful Life (Years)	September 30, 2010			June 30, 2010
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1 - 15	$96.8	$(62.6)	$34.2	$92.4	$(58.3)	$34.1
Licensed or acquired technologies	1 - 15	48.1	(14.2)	33.9	48.1	(14.0)	34.1
Patents, trademarks and other	4 - 17	33.0	(9.8)	23.2	32.5	(9.2)	23.3

Total		$177.9	$(86.6)	$91.3	$173.0	$(81.5)	$91.5

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The following table summarizes additions to other intangible assets during the three months ended September 30, 2010:

Total Additions
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$4.4
Licensed or acquired technologies	0.0
Patents, trademarks and other	0.5
Foreign currency translation adjustment	0.0

Total	$4.9

Amortization expense for our finite-lived intangible assets was $5.1 million and $4.6 million for the three months ended September 30, 2010 and 2009, respectively.

The estimated aggregate amortization expense for intangible assets for each of the next five years is as follows:

2011 (remaining nine months of fiscal year)	$10.9
2012	13.2
2013	9.6
2014	7.8
2015	5.2
2016	2.8

The estimated aggregate future intangible asset amortization at September 30, 2010 does not reflect the significant commitments we have for future payments for intangible assets. If we determine that we may not realize the value of any of the finite lived intangible net assets or commitments, we would record an immediate charge against earnings up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 12, “Commitments, Contingencies and Indemnifications” to the accompanying Condensed Consolidated Financial Statements and Notes thereto in this report.

7.	INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. The estimated effective income tax rate was approximately 35.9% and 36.9% for the three months ended September 30, 2010 and 2009, respectively. Under the assumption that the Research and Development tax credit legislation is not reinstated, we expect our effective tax rate will be between 36% and 37% for the balance of our fiscal 2011.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

At September 30, 2010, the total unrecognized tax benefits, including accrued interest and penalties of $0.3 million (net of the federal benefit), were $3.6 million, which represent the portion that, if recognized, would reduce the effective income tax rate.

We are currently under audit in various states for fiscal 2004 through 2008. As a result of these audits, it is reasonably possible that the total amount of the unrecognized income tax benefits will change within the next 12 months. At this time, we are unable to estimate the amount of the potential change. Approximately $0.2 million of unrecognized income tax benefits are currently subject to the audits referred to above. At this time we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal 2008, or state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

8.	REVOLVING CREDIT FACILITY

We currently have a revolving credit agreement with a group of five banks. The revolving credit agreement provides for borrowings up to $150 million through September 30, 2012, with the ability to expand the facility to $200 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires, whether or not we have current borrowings outstanding, that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.25x through December 31, 2010, and 3.0x thereafter, and is computed as total indebtedness outstanding at the end of each quarter divided by the trailing twelve months earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges (“Adjusted EBITDA”) as defined in the agreement. The minimum interest coverage ratio is 2.5x and is computed as trailing twelve months Adjusted EBITDA divided by trailing twelve months interest charges as defined in the revolving credit agreement.

The revolving credit agreement also defines permitted restricted payments related to cash dividends, cash repurchases of our common stock and at September 30, 2010, based upon the leverage ratio as defined, no limitations exist for permitted restricted payment purposes. The agreement also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions. At September 30, 2010 and June 30, 2010, we maintained an aggregate cash balance of $19.3 million in non-interest bearing accounts with two of the new banks in the revolving credit facility.

We were in compliance with all of the negative covenants and financial ratios required by our revolving credit facility effective September 30, 2010.

At September 30, 2010 we had no debt outstanding under our revolving credit facility.

9.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLAN

General

Our authorized common stock consists of 200.0 million shares at $0.50 par value. Additionally, we have 5.0 million shares of $0.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by our Board of Directors.

Common Stock Repurchase Program

On August 2, 2010, our Board of Directors announced it was terminating the existing share repurchase program and replacing it with a new $300 million share repurchase program that expires on August 2, 2013. The timing and actual number of shares repurchased will depend on market conditions. During the three months ended September 30, 2010, we purchased approximately 2% of our common shares outstanding, or 1,338,700 shares, in open market purchases for approximately $50.0 million at an average cost of $37.36 per share of which approximately $3.6 million of our common stock was settled and paid in early October 2010. We did not repurchase any shares during the three months ended September 30, 2009. At September 30, 2010 we had approximately $250 million remaining of our current share repurchase authorization.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Equity Compensation Plan

A summary of information with respect to share-based compensation expense included in our accompanying Condensed Consolidated Statements of Income is as follows, for the quarters ended September 30:

	2010	2009
Selling and administrative	$3.4	$3.0
Research and development	1.7	1.6
Cost of product sales	0.0	0.1

Share-based compensation expense included in pre-tax income	5.1	4.7
Income tax benefit related to share-based compensation	(1.8)	(1.8)

Share-based compensation expense included in net income	$3.3	$2.9

Diluted earnings per share impact of share-based compensation expense	$0.06	$0.05

Stock Options

In September 2010, we granted stock options to certain of our employees. The number of options awarded to each person varied. For options granted in September 2010, the range in fair value on the dates of grant was from $10.96 – $15.60 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 0.05% – 1.15%; expected life between 2.0 – 4.0 years; expected volatility of 0.50; and 0.0% dividend yield. Stock option activity was as follows for the three months ended September 30, 2010:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2010	3.9	$26.42	4.93	$52.2
Granted	0.6	38.96
Exercised	(0.1)	15.34
Expired or Cancelled	0.0	0.00
Forfeited	0.0	0.00

Stock options outstanding at September 30, 2010	4.4	$28.47	5.06	$44.9

Stock options exercisable at September 30, 2010	2.5	$23.70	4.47	$36.2

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Restricted Stock Awards Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors which vest from a range of two to four years on the grant date anniversary. Restricted stock share and restricted stock unit activity was as follows for the three months ended September 30, 2010:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2010	0.2	$30.21
Granted	0.0	0.00
Vested	(0.1)	33.85

Nonvested balance at September 30, 2010	0.1	$29.11

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Restricted Stock Units (including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2010	0.3	$34.31
Granted	0.1	39.01
Vested	(0.1)	33.42

Nonvested balance at September 30, 2010	0.3	$36.26

(1)	For restricted stock and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

In September 2010, we granted equity-based performance units, which will vest in 2013 upon achievement of performance goals set by our Board of Directors. The number of shares of stock ultimately issued to participants will depend upon the extent to which the financial performance goals over the three year period ended June 30, 2013 are achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. In August 2010, shares related to the equity-based performance units with a three-year measurement period ending June 30, 2010, were issued in accordance with the performance matrix approved at grant date in 2007. Equity-based performance unit activity was as follows for the three months ended September 30, 2010:

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2010	0.3	$34.13
Granted	0.1	39.01
Vested at 145% of target	(0.1)	30.55
Forfeited	0.0	0.00

Nonvested balance at September 30, 2010	0.3	$36.89

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. On September 30, 2010, 20,327 shares were purchased under this plan at an average cost of $32.36.

10.	COMPREHENSIVE INCOME

Comprehensive income consists of the following for the three months ended September 30:

	2010	2009
Net income	$19.5	$19.8
Foreign currency translation adjustment	7.0	1.9

Total accumulated other comprehensive income	$26.5	$21.7

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operation machines transferred to inventory, a non cash investing activity, was $1.4 million and $0.3 million for the three months ended September 30, 2010 and 2009 respectively.

12.	COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments which are cancellable in certain circumstances.

At September 30, 2010, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$235.2
Advances and payments made	(141.9)

Potential future payments	$93.3

At September 30, 2010, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2011 (remaining nine months of fiscal year)	$9.1
2012	15.3
2013	16.2
2014	16.4
2015	14.8
Thereafter	21.5

Total	$93.3

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders were approximately $3.0 million at September, 2010 and June 30, 2010.

Performance Bonds

We have performance bonds outstanding of $2.0 million at September 30, 2010, of which $1.0 million is to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. At September 30, 2010, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of September 30, 2010, we were not aware of any obligations arising under these agreements that would require material payments.

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

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at September 30, 2010.

WMS Licensor Arrangements

Our software and intellectual property licensing arrangements may include a clause whereby we indemnify the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant cost due to the infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been accrued.

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

On April 9, 2010, B Plus Giocologale Ltd. (“B Plus”) filed an action against WMS Gaming International SL (Spain), WMS International SL (Italy) and WMS International SL (the Netherlands) in the tribunal civil court in Rome, Italy. WMS Gaming International SL is an indirect, wholly owned subsidiary of WMS. The complaint contains two counts, alleging (i) breach of contract arising from WMS termination of a sales order to supply certain slot machine and (ii) pre-contractual liability arising from WMS’ decision to terminate negotiation relating to potential distribution of WMS products in the Italian market. The complaint seeks aggregate damages of €141.8 million or such other amount, which the court may award. Under the current schedule for this matter, WMS’ preliminary response and defense brief is due in early December 2010. While it is too early in this case to predict the outcome of the case or the extent of any expenses that WMS may have, we believe that we have a strong defense and intend to vigorously defend against these claims.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the SEC on August 26, 2010 (“Form 10-K”). This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Cautionary Note” and Item 1A. “Risk Factors” in our Form 10-K. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment.

As used in this Report, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following: G2E is a registered trademark of the American Gaming Association and Reed Elsevier Inc. G2S and S2S are registered trademarks of the Gaming Standards Association. The Lord of the Rings© 2010 New Line Productions, Inc. All rights reserved. The Lord of the Rings: The Fellowship of the Ring, The Lord of the Rings: The Two Towers, The Lord of the Rings: The Return of the King and the names of the characters, items, events and places therein are trademarks of The Saul Zaentz Company d/b/a Middle-earth Enterprises under license to New Line Productions, Inc.

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming venues worldwide. We generate revenue in two principal ways: product sales and gaming operations, as further described below. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. In fiscal 2010, we expanded the markets where we directly distribute our products by launching directly into Class II gaming markets in the United States and entering the Mexican and New South Wales, Australia markets. We had previously served these markets through content licensing agreements with third parties for our game themes. In fiscal 2011, we expect to further penetrate these new markets and to expand our distribution channels to provide fully networked gaming business service solutions to our customers that are aimed at increasing the revenue generating capabilities and operational efficiency of casino gaming floors. These solutions use industry standard communication protocols in order to be interoperable with our competitor’s games and gaming systems that utilize the industry standard communication protocols. In the December 2010 quarter, we expect to launch an online casino site for residents in the United Kingdom.

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. Some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar 2010 than in calendar 2009, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos. In anticipation of the further lengthening of the replacement cycle and in response to the challenging economic environment, we reduced the number of new employees we previously planned to hire in fiscal 2009 and in fiscal 2010, and took actions to contain non-payroll related spending while still supporting our growing revenue base. In fiscal 2010 and so far in fiscal 2011, we remained focused on controlling spending and prioritizing capital expenditures and other discretionary items. The economic crisis lowered the number of new units we sold in fiscal 2009, and this continued in the first half of fiscal 2010. However, for the last three quarters we have experienced modest year-over-year increases.

We had expected that with our launch of our network gaming-enabled Bluebird®2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level for the past several years. However, as discussed above, the economy slowed just as these new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. The same result occurred with our launch in the June 2010 quarter of our new Bluebird xD™ gaming machine, as that product line, which is complementary to our Bluebird2 product line and has a higher price, accounted for 35% of the new units shipped globally in the September 2010 quarter. Due to the popularity of our products, we sold slightly more new units in the March, June and September 2010 quarters than in the March, June and September 2009 quarters. We believe that once the economy begins to improve, gaming operators will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict the rate of increase in their capital budgets. In addition, we expect to experience an increase in demand from casino expansions and new casino openings in new and expanding gaming jurisdictions beginning in calendar 2012.

We believe several recent developments fueled by the challenging economic situation could expand our revenue opportunities over the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire, Maine and Massachusetts. Internationally, Singapore opened as a new market in fiscal 2010 and a new VLT market in Italy has opened in fiscal 2011. In addition, legislation has been discussed in Greece, Brazil, Japan and Taiwan that would open new market opportunities. In the United States, federal legislators and certain state legislators and governments in Canada and Europe are considering legalizing certain forms of online gaming, which if passed could expand our revenue opportunities. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

Product Sales

Product sales revenue includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, parts, conversion kits (including game theme, hardware or operating system conversions), amusement-with-prize (“AWP”) gaming machines and gaming-related systems for smaller international gaming operators. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2 and Bluebird xD and Orion Financement Company (“Orion Gaming”) Twinstar™2 and Helios™-branded gaming machines;

➢	Mechanical reel-spinning gaming machines in our Bluebird, Bluebird2 and Bluebird xD-branded gaming machines;

➢

Video poker machines in our Bluebird and Bluebird2-branded gaming machines, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base gaming machine and then leases the top box and game for a lower lease price point;

➢	Replacement parts and conversion kits for our Bluebird, Bluebird2, Bluebird xD, Twinstar, Twinstar2, Helios and AWP gaming machines, and CPU-NXT®2 upgrade kits;

➢	Used gaming machines manufactured by us or our competitors that are acquired on a trade-in basis or that were previously placed on a participation basis;

➢	AWP gaming machines in certain international markets; and

➢	Gaming-related systems, including linked progressive systems and slot accounting systems applicable to smaller international casinos.

Gaming Operations

We earn gaming operations revenues from leasing participation games, gaming machines and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content and intellectual property. Our gaming operations include the following product lines:

➢

Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the amount wagered (called “coin-in”) or a combination of a fixed daily fee plus a percentage of the amount wagered; (2) a percentage of the net win, which is the casino’s earnings generated by casino patrons playing the gaming machine; or (3) fixed daily fees. We have the ability to lease these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include:

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

Effective July 1, 2010, we changed the format for the categories that we disclose for our participation installed base from prior years to show the breakout of these gaming machines based on the revenue model that generates the lease payments paid to WMS. We are using this new format because we believe it provides greater transparency as to how we earn our revenues. This new format has no impact on our revenues, our total participation installed base or the average revenue per day of our participation installed base.

OUR FOCUS

We continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new and expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty. We believe that gaming operators’ replacement buying demand will modestly improve in calendar 2011, just as we believe, in general, that gaming operators’ capital budgets for replacing gaming machines improved modestly in calendar 2010.

As we navigate these difficult macroeconomic challenges, we remain focused on five key strategic priorities: 1) grow our United States and Canadian market share by innovating differentiated products; 2) expand the breadth and profitability of our international business; 3) drive growth in our gaming operations business, while selectively investing our capital deployed in that business; 4) improve our gross margins and operating margins; and 5) increase our cash flow from operations.

1.	Strategic Priority: Grow our United States and Canadian market share by innovating differentiated products.

Quarter Ended September 2010 Result: The United States and Canadian replacement cycle has been abnormally low for several years and the challenges facing our industry and the overall economy have continued, all of which have reduced overall industry demand. We believe capital budgets for replacing gaming machines improved modestly for calendar 2010 over calendar 2009; however, new casino openings and casino expansions declined over prior year levels. In this challenging environment our year-over-year new unit shipment volume was up 7.9% from the prior year period for U.S. and Canadian shipments. To further diversify our revenue streams, we directly entered the Class II and central determinant market in fiscal 2010 following expiration of our previous licensing agreements for those markets. Through an agreement with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm, over time we expect to combine our existing library of for-sale games with Bluberi’s proven system capabilities for the Class II and central determinant markets. We shipped our first gaming machines to a Class II market in the September 2009 quarter, and shipments grew in subsequent quarters as we received additional regulatory approvals, and we expect that shipments to these markets in fiscal 2011 will exceed shipments in fiscal 2010. We launched our new Bluebird xD gaming machine late in the June 2010 quarter and, given initial customer response, we expect strong demand for this new product throughout fiscal 2011. We are dependent, in part, on innovative new products, casino expansions, continued market penetration and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in the three months ended September 2010, such expenses totaled $28.7 million or 15.3% of revenues, up $2.2 million, or 8.3%, compared to the prior year period. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

2.	Strategic Priority: Expand the breadth and profitability of our international business.

Quarter Ended September 2010 Result: Shipments to international markets represented 40.2% of our total new unit shipments in the three months ended September 2010, compared with 39.0% for the prior year period. During the three months ended September 2010, international new unit shipments increased 13.3% from the prior year period, as economic challenges are evident in several regions, principally in Western European and Latin American markets, as well as the impact on unit volume of the higher-priced Bluebird2 and Bluebird xD units. In January 2010, we had a soft product launch of a new value-priced gaming machine called Helios that is targeted at select international markets where the economics of the facilities do not justify the premium price points of the Bluebird, Bluebird2, Bluebird xD or Orion Gaming’s Twinstar2 gaming machines. In fiscal 2010, we directly entered the new market in Singapore and entered two new international markets to WMS that we had previously served through content licensing arrangements: New South Wales, Australia and Mexico. In the March 2010 quarter in New South Wales, Australia, we began shipping products as our distributor received regulatory approval for our Bluebird2 gaming machine and the first three game themes. We have since received additional game theme approvals and due to the popularity and earnings performance of our products, shipments and revenues continued to increase sequentially in the September 2010 quarter. We expect to ship more units to these markets in fiscal 2011 than in fiscal 2010. We continue to make progress in preparing to launch our products in the new VLT market in Italy later in fiscal 2011. Although much effort is still needed before the first revenue-earning WMS gaming machines are placed in Italy, we anticipate we will see the first shipments before the end of fiscal 2011. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We also launched the new Bluebird xD gaming cabinet in late June 2010, which will benefit our shipments into the international markets in fiscal 2011.

3.	Strategic Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Quarter Ended September 2010 Result: Gaming operations revenues were essentially flat at $76.3 million in the September 2010 quarter, reflecting a 1% increase in the average installed base to 10,379 participation units and an average daily revenue of $76.36 compared with $77.23 a year ago and $77.29 in the June quarter. Our focus in fiscal 2010 and fiscal 2011 is to increase the percentage of the installed base whose revenues were based on a percentage of coin-in, as they generate the highest gross profit dollars of our three lease pricing models. We were successful in this effort as coin-in gaming machines grew from 31.5% of the installed base at September 30, 2009 to 36.9% of the installed base at September 30, 2010. The 556 unit increase in coin-in footprint largely reflects the successful launch of new WAP games and THE LORD OF THE RINGS game. We implemented a shift in strategy in fiscal 2007 to focus on return on investment of our gaming operations assets, which includes limiting the number of gaming machines for a new theme at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. By controlling the initial placement of participation products, we continued to reduce the capital invested in gaming operations compared to the prior year period.

4.	Strategic Priority: Improve our gross margins and operating margins.

Quarter Ended September 2010 Result: Our operating margin decreased 350 basis points to 15.6% for the three months ended September 30, 2010 from 19.1% for the prior year period, as our total product sales gross margin declined to 61.8% from 66.1% as the percentage of lower margin product sales revenues increased to 59.3% of total revenues in the September 2010 quarter compared to 53.7% last year, while higher margin gaming operations revenues declined to 40.7% of total revenues this period compared to 46.3% last period. In addition our product sales gross margin declined to 48.7% in this year’s period from 52.9% last year due to lower initial product sales margin on the new Bluebird xD units and research and development expenses increased year-over year by $2.2 million, or 8.3%. In addition, our selling and administrative expenses include $3.8 million pre-tax, or 2.0% of revenues, of charges for asset write downs and separation pay related to the closing of our main facility in the Netherlands. We are still implementing our lean sigma and strategic sourcing initiatives, and we continue to realize positive results. We believe these initiatives will continue to drive margin improvement in future years, especially with the new Bluebird xD product line, where we expect to improve gross margins to be comparable to our Bluebird2 product line by the end of fiscal 2011. In the future, we expect to benefit from higher average selling prices and lease revenues coupled with an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing the cost per unit. We also expect our gaming operations business will continue to expand with both the installed base and revenue per day increasing. In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending decreased slightly to 15.3% as a percentage of revenues down from 16.0% of revenues in the last period and includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines. We expect that our research and development expenses will be around 15% as a percentage of revenue for all of fiscal 2011. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins. Our selling and administrative expenses increased by 190 basis points as a percentage of revenues in the three months ended September 2010 inclusive of the charge to close our main facility in the Netherlands, which accounted for 210 basis points and our depreciation expense decreased by 210 basis points as a percentage of revenue for the three months ended September 2010. We expect selling and administrative expenses to decline as a percentage of revenues in fiscal 2011, but due to higher capital spending in our gaming operations business and the launch of both the networked gaming portal applications and our online gaming business in fiscal 2011, that depreciation expense will increase as a percentage of revenues.

5.	Strategic Priority: Increase our cash flow from operations.

Quarter Ended September 2010 Result: For the three months ended September 30, 2010, Cash flow provided by operating activities was $19.4 million, a $28.9 million improvement from a net use of cash in operating activities of $9.5 million in the September 2009 quarter. The quarterly results reflect a year-over-year increase in amortization, share-based compensation and other non-cash items, coupled with a lesser impact of the tax benefit from the exercise of stock options and the change in operating assets and liabilities, primarily related to a smaller year-over-year increase in total accounts receivable and other current assets, partially offset by lower net income and depreciation. The lower impact of operating asset and liability changes resulted from a combination of a lower increase in our total accounts and notes receivable, lower increase in inventories, better management of our accounts payable and lower other non-current assets and liabilities. Our cash flows from investing activities were higher due to an accelerated effort to replace our Bluebird gaming machines with new Bluebird2 gaming machines and higher capital spending on property, plant and equipment. During the September 2010 quarter, the installed footprint of participation gaming machines was virtually flat while our investment in gaming operations equipment totaled $22.9 million, compared to the $10.6 million invested in the prior year period.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions that can extend our presence and product lines, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the three months ended September 30, 2010, our research and development spending increased $2.2 million over the prior year and we spent and incremental $4.8 million on property, plant and equipment and $12.3 million on additions to gaming operations equipment, and we funded approximately $46.4 million of common stock repurchases, with another $3.6 million paid in early October for shares purchased on the last two days of September.

Networked Gaming

We believe that networked gaming will be the next significant technology advancement in the gaming machine industry. Networked gaming refers to a networked gaming system that links groups of networked-enabled gaming machines to a server or servers in each casino’s data center. Once the gaming machines are connected to the network, new applications, game functionality and system-wide features can be enabled on the gaming machines from the server. These networked gaming solutions will require regulatory approval prior to any implementation and will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for networked gaming to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2011 which should lead up to the full commercial launch of our WAGE-NET® system expected at the beginning of calendar year 2011.

Our vision for networked gaming expands on the basic functionality of downloadable games, remote configuration of betting denominations and central determination of game outcomes, and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe networked gaming will permit game play to be communal among many players. We also expect that with networked gaming machines we will be able to offer system-wide features and game functionality along with applications that add value to gaming operators’ operations. We will continue networked gaming development, working with our competitors and customers to ensure the future is powered by an open architecture approach where games, networks, servers and software from multiple suppliers are compatible with each other through the use of industry standard communication protocols.

Our path to the networked gaming marketplace takes elements of our technology road map and converts them into commercialized products in advance of the launch of the full functionality of networked gaming systems. Fiscal 2007 was highlighted by the successful launch of our Community Gaming® participation product line, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of gaming machines, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform, which is also the basis for our networked gaming-enabled Bluebird2 gaming machines that we launched in the December 2008 quarter. CPU-NXT2 also drives our Transmissive Reels® technology participation product line and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion participation product line. We combined an interactive see-through liquid crystal display (“LCD”) with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels technology a potential fixture for mechanical reel gaming machines on the networked gaming slot floor. We launched Adaptive Gaming® technology, another key component to our networked gaming technology in July 2008 and in June 2010 expanded the use of our Adaptive Gaming technology with the introduction of Player’s Life web services, an online casual gaming website that extends the player’s experience outside of the casino. At the G2E® trade show in November 2008 and the IGE trade show in January 2009, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 gaming machines using the CPU-NXT2 operating system and new games with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association (“GSA”): G2S® and S2S®.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology Inc. (“IGT”). This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and networked gaming infrastructures. In May 2008, we received approval from Gaming Laboratories International, Inc. (“GLI”) on the first-point release of our WAGE-NET networked gaming system, incorporating GSA communication standards and basic networked gaming functionality, which as part of a technical beta test was placed at a popular tribal casino. An updated version of WAGE-NET was further enhanced and is GSA compliant, demonstrating our total commitment to support open architecture and industry standards-based protocols that our casino customers want and should expect. This version is currently on a field trial at two casinos in Las Vegas and at a popular casino in Canada. We further refined WAGE-NET with additional features and functionality in the commercial launch point release of the software and this version has been submitted to the Nevada gaming regulators and GLI. Before the commercial launch of this version of WAGE-NET, we are conducting self imposed beta tests in casinos which began in summer 2010. We have continued to develop applications to run over the WAGE-NET network and in May 2010 received approval from GLI of our first value-added application to run over WAGE-NET. As of the date of this report, the first Integrated Portal Application Family – Ultra Hit Progressive® – is live at 5 beta sites running the Jackpot Explosion® theme across the total of 110 upgraded Bluebird, Bluebird2 or Bluebird xD gaming machines. This is the first in our integrated portal suite family of applications, which are networked game enablement solutions that leverage WMS’ unique portal technology. We expect the commercial product launch of WAGE-NET and the Ultra Hit Progressive application to occur in the in January 2011 once the beta tests are complete, which will allow us to begin earning revenue from the Jackpot Explosion application.

Common Stock Repurchase Program

See Note 9, “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” to our accompanying Condensed Consolidated Financial Statements included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Note 2. Principal Accounting Policies – “Revenue Recognition” to the Consolidated Financial Statements included in that report. We have not made any changes in critical accounting policies and estimates during the three months ended September 30, 2010.

RESULTS OF OPERATIONS

Seasonality

See Note 1. “Basis of Presentation and Business Overview” to our accompanying Condensed Consolidated Financial Statements included in this report.

Impact of Inflation

During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators for the three months ended September 30, 2010 and 2009. This information should be read in conjunction with our accompanying Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Three Months Ended September 30,		Increase (Decrease)		Percent Increase (Decrease)
	2010	2009
Product Sales Revenues
New unit sales revenues	$88.1	$73.1	$15.0		20.5%
Other product sales revenues	23.1	15.7	7.4		47.1

Total product sales revenues	$111.2	$88.8	$22.4		25.2

New units sold	5,338	4,851	487		10.0
Average sales price per new unit	$16,504	$15,062	$1,442		9.6
Gross profit on product sales revenues(1)	$54.1	$47.0	$7.1		15.1
Gross margin on product sales revenues(1)	48.7%	52.9%	(420	)bp	(7.9)

	Three Months Ended September 30,		Increase (Decrease)		Percent Increase (Decrease)
	2010	2009

Gaming Operations Revenues
Participation revenues	$72.9	$72.7	$0.2		0.3
Other gaming operations revenues	3.4	3.8	(0.4)		(10.5)

Total gaming operations revenues	$76.3	$76.5	$(0.2)		(0.3)

Installed Participation Base, with Revenues based on:
Percentage of coin-in gaming machine units at period end(2)	3,817	3,261	556		17.0
Percentage of net win gaming machine units at period end(2)	3,347	3,634	(287)		(7.9)
Daily lease rate gaming machine units at period end(2)	3,182	3,442	(260)		(7.6)

Total installed participation base units at period end	10,346	10,337	9		0.1

Average participation installed base units	10,379	10,237	142		1.4
Average revenue per day per participation machine unit	$76.36	$77.23	$(0.87)		(1.1)

Installed casino-owned daily fee game units at period end	423	406	17		4.2
Average casino-owned daily fee game unit installed base	396	460	(64)		(13.9)

Gross profit on gaming operations revenues(1)	$61.8	$62.3	$(0.5)		(0.8)
Gross margin on gaming operations revenues(1)	81.0%	81.4%	(40	)bp	(0.5)

Total revenues	$187.5	$165.3	$22.2		13.4
Total gross profit(1)	$115.9	$109.3	$6.6		6.0
Total gross margin(1)	61.8%	66.1%	(430	)bp	(6.5)
Total operating income	$29.3	$31.5	$(2.2)		(7.0)
Total operating margin	15.6%	19.1%	(350	)bp	(18.3)

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.
(2)

In prior years we disclosed the categories of our participation gaming machines based on the type of game placed on the gaming machine; WAP, LAP and Stand-alone. Beginning July 1, 2010, we modified our installed participation base categories to show the breakout of these gaming machines based on the revenue models that generate the lease payments: Percentage of coin-in, Percentage of net win and daily lease rate. This change does not impact our total participation revenues or gross profits, nor our total installed base of participation gaming machines or the average revenue per day. We believe these new categories provide stockholders with better perspective about how our participation revenues are generated. The prior year disclosure of the participation installed base categories included in this table reflects the current year presentation.

Revenues and Gross Profit

Total revenues for quarter ended September 2010 increased 13.4% or $22.2 million, over the September 2009 quarter, reflecting:

➢	A $15.0 million, or 20.5%, increase in new unit sales revenue as a result of:

➢	A 487 unit, or 10.0%, increase in new units sold as:

➢

New units sold in the United States and Canada totaled 3,192 units, an increase of 7.9%, due to higher industry demand for our Bluebird2 gaming machines and our new Bluebird xD gaming machines which we launched in June 2010. Sales of new Bluebird xD units accounted for 35.4% of new units sold in the September 2010 quarter.

➢

International new units sold increased 13.3% from the prior year to 2,146 units, and represented 40.2% of global shipments up from 39.0% in the prior period reflecting increased market penetration in Mexico and New South Wales, Australia, new markets we first entered directly in fiscal 2010, which more than offset the impact of continuing economic challenges across the Western European markets; and

➢	Sales of mechanical reel products totaled 1,052 units, or approximately 19.7% of total new units sold compared to 31.7% of units sold in the prior year.

➢

A 9.6% increase in the average selling price of new gaming machines to $16,504, principally reflecting a greater sales mix of premium-priced products, including the sale of more than 4,800 Bluebird2 and Bluebird xD gaming machines, representing approximately 90.3% of our total new unit sales compared to approximately 3,300 Bluebird2 gaming machines sold, or 68.5% of new unit sales, in the September 2009 quarter.

➢

A $7.4 million, or 47.1%, increase in other product sales revenues, reflecting higher revenues from lower-margin used gaming machines and higher conversion revenues, partially offset by lower SiP revenues:

➢	We sold approximately 2,000 used gaming machines at a higher price during the September 2010 quarter, compared to approximately 1,500 used gaming machines in the prior year period; and

➢

We earned revenue on approximately 1,900 conversion kits in the September 2010 quarter, compared to approximately 2,600 conversion kits in the prior year period, and the average selling price achieved was higher than in fiscal 2009 due to more higher-priced hardware conversion sales.

➢	Participation revenues were essentially flat due primarily to:

➢

A 1.4% increase, or 142 units, in the average installed base of participation gaming machines in the September 2010 quarter driven by the growth in our percentage of coin-in gaming machines. The percentage of coin-in units in the installed base at September 30, 2010 was 17.0% or 556 units higher than at September 30, 2009, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels product lines, and the roll-out of our new THE LORD OF THE RINGS participation game in the September 2010 quarter. The percentage of net win units decreased by 287 units, primarily due to certain game series coming to the end of their life cycle. The daily lease rate units in the installed base as of September 30, 2010 decreased by 260 units compared to the prior year period. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the Percent of coin-in units. The Percent of coin-in units in the installed base accounted for 36.9% and 31.5% of the installed base at September 30, 2010 and 2009, respectively; and

➢	Overall average revenue per day slightly decreased by $0.87, or 1.1%, principally reflecting lower average revenue per day in our Percent of coin-in gaming machines.

➢

A $0.4 million, or 10.5%, decrease in other gaming operations revenues as we experienced lower royalty revenues as a result of license agreements for certain markets coming to the end of the license term and us electing to not renew such agreements so we can directly enter these markets, such as Class II, Mexico and Australia.

Total gross profit, as used herein excluding depreciation and distribution expense, increased by 6.0%, or $6.6 million, to $115.9 million for the quarter ended September 2010 from $109.3 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $6.5 million and $6.1 million in the quarter ended September 2010 and 2009, respectively, in selling and administrative expenses. The gross profit improvement reflects higher product sales revenues as our overall gross margin decreased to 61.8% in the September 2010 quarter from 66.1% in the prior year period as:

➢

Gross margin on product sales revenues was 48.7% for the September 2010 quarter, compared to 52.9% for the prior year period. Gross margin for the September 2010 quarter reflects: lower initial gross margin on our new Bluebird xD gaming machines as we roll out this new product, Bluebird xD units being a higher percentage of total new unit shipments and higher revenues from lower margin other product sales revenues; and

➢

Gross margin on gaming operations revenues was 81.0% for the three months ended September 2010, compared to 81.4% from the prior year period, reflecting a greater number Percent of coin-in gaming machines in the installed base, which have a lower gross margin, partially offset by favorable WAP jackpot expense experience.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended September 30,
	2010		2009		Increase / (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$28.7	15.3%	$26.5	16.0%	$2.2	8.3%
Selling and administrative	42.1	22.5	34.0	20.6	8.1	23.8
Depreciation	15.8	8.4	17.3	10.5	(1.5)	(8.7)

Total operating expenses	$86.6	46.2%	$77.8	47.1%	$8.8	11.3%

Research and development expenses increased 8.3% to $28.7 million in the September 2010 quarter, compared to $26.5 million in the prior year period. The year-over-year increase reflects:

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢

Higher costs to accelerate new applications and enterprise-wide systems for our Casino Evolved™ suite of innovative, high-value products in preparation for the launch of Networked Gaming at the beginning of the March 2011 quarter; and

➢	Increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above.

Selling and administrative expenses increased 23.8%, or $8.1 million, to $42.1 million in the September 2010 quarter compared to $34.0 million in the prior year period. Selling and administrative expenses include $3.8 million of charges to close our main facility in the Netherlands, including a $2.1 million non-cash write down of the facility and separation charges and related taxes of $1.7 million. Selling and administrative expenses as a percentage of revenues increased 190 basis points, including the 210 basis point impact of the charges to close our main facility in the Netherlands. In addition to the facility shut down charges, the year-over-year change includes:

➢	Increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business; and

➢	An increase in outside services, plus bad debt expense increased to $1.4 million in the September 30, 2010 quarter from $0.6 million in the prior year period.

Depreciation expense decreased by $1.5 million to $15.8 million in the quarter ended September 2010 compared to $17.3 million in the prior year period. This reflects improved capital efficiencies achieved in our gaming operations business resulting from the ongoing, disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation gaming machine placements, coupled with a greater number of participation gaming machines having been depreciated to their residual value.

Operating Income and Operating Margin

Our operating income decreased by $2.2 million or 7.0% in the September 2010 quarter on a 13.4% increase in total revenues. For the quarter ended September 2010 our operating margin of 15.6% represented a 350 basis point decrease over the 19.1% operating margin achieved in the prior year period. This decrease reflects the $3.8 million impact of the closing costs for our main facility in the Netherlands plus the impact of higher research and development costs and higher selling and administrative costs, partially offset by higher total gross profit.

Interest Expense

We incurred interest expense of $0.4 million and $2.0 million for the quarters ended September 2010 and 2009, respectively. The 2009 period includes approximately $1.1 million of expenses related to the inducement costs and proportional write-off of deferred financing costs related to the early conversion to common stock by three holders of $79.4 million of our Convertible Subordinated Notes.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net decreased by $0.4 million to $1.5 million for the quarter ended September 2010 compared to $1.9 million for the prior year period, primarily due to realized foreign translation losses partially offset by increases in interest income arising from increased extended payment term financings as long-term notes receivable.

Income Taxes

The estimated effective income tax rates were approximately 35.9% and 36.9% for the quarters ended September 2010 and 2009 respectively.

The September 2010 quarter estimated effective tax rate reflects;

➢	Increased income over fiscal 2009;

➢	Higher domestic manufacturing deduction due to a rate increase from 6% to 9%;

➢	Increased impact of permanent tax items in the first quarter; partially offset by

➢	No impact of the research and development tax credit.

The September 2009 quarter estimated effective tax rate reflects:

➢	Increased income over fiscal 2008;

➢	Higher domestic manufacturing deduction; and

➢	The impact of the research and development tax credit as such legislation did not expire until after December 31, 2009.

Earnings Per Share

Diluted earnings per share decreased 2.9% to $0.33 for the quarter ended September 2010 from $0.34 for prior year period. The decrease in earnings per share in the September 2010 quarter is attributable to the decrease in net income for the quarter inclusive of the facility closing charge of $0.04 per diluted share. Our diluted earnings per share in the September 2009 quarter included the impact of the early conversion of $79.4 million of our Convertible Subordinated Notes into our common stock which resulted in a charge of $0.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. Some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar year 2010 than in calendar 2009, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. We have been faced with these macroeconomic challenges for approximately two years.

Our cash flow from operations is largely dependent on our profitability and the amount of working capital necessary to support our revenue base. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue and profitability increase or decrease, and the increase or decrease in working capital required to operate our business. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash flow from operations, and, if necessary, proceeds from our revolving credit facility or additional debt or additional equity offerings. We utilize these sources to fund investments in property, plant and equipment, gaming operations equipment and agreements to license or acquire third-party brands, intellectual properties or technologies that we have not developed internally. Also, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements. With the ongoing uncertainty in the credit and capital markets, there can be no assurance that other sources of capital will be available to us on acceptable terms or at all. Based on past performance and current expectation, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures and other liquidity requirements associated with our existing operations into the foreseeable future.

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our amended and restated revolving credit facility and, if necessary, additional debt or equity offerings.

Selected balance sheet accounts are summarized as follows (in millions):

			Increase / (Decrease)
	September 30, 2010	June 30, 2010	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$122.5	$184.6	$(62.1)	(33.6)%
Total current assets(A)	485.5	555.0	(69.5)	(12.5)
Total assets	970.6	1,007.0	(36.4)	(3.6)
Total current liabilities(B)	121.1	140.8	(19.7)	(14.0)
Stockholders’ equity	816.6	833.9	(17.3)	(2.1)
Net working capital (A) – (B)	364.4	414.2	(49.8)	(12.0)

(1)

Pursuant to various jurisdictional gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents, and restricted cash includes restricted cash of $18.0 million and $17.9 million as of September 30, 2010 and June 30, 2010, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital decreased $49.8 million from June 30, 2010, and was primarily affected by the following components:

➢

A decrease in cash, cash equivalents and restricted cash of $62.1 million due primarily to $46.4 million of share repurchases coupled with cash used to make payments during the September quarter for taxes and employee incentive plans;

➢

A decrease in total current accounts and notes receivable, net, of $13.8 million or 5.0%, to $260.7 million compared to $274.5 million at June 30, 2010, reflecting the impact of lower product sales revenues in the September 2010 quarter compared to the June 2010 quarter, and improved collection efforts, partially offset by an effort launched in fiscal 2009 to expand the amount of financing terms provided to customers given the downturn in the economy. Our days sales outstanding for both current and long-term account and notes receivable were 135 days at September 30, 2010 compared to 138 days at June 30, 2010;

➢

An increase in inventories of $6.7 million or 11.6% to $64.5 from $57.8 million at June 30, 2010 due to higher finished goods inventory to fulfill demand for units to be shipped in the December 2010 quarter. Inventory turns were 4.1x at September 30, 2010 compared to 4.4x at June 30, 2010; and

➢	A decrease in current liabilities of $19.7 million or 14.0% to $121.1 million due to timing of payments, primarily taxes and employee incentive plans.

As described in Note 12. “Commitments, Contingencies and Indemnifications” to our accompanying Condensed Consolidated Financial Statements included in this report, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $93.3 million, including contingent payments, that are not recorded in our accompanying Condensed Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $122.5 million at September 30, 2010, inclusive of $18.0 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to license or acquire brands, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year. We believe that we take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain uncertain. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. For fiscal 2011 and fiscal 2012, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our $150 million revolving credit facility through September 30, 2012. We intend to extend or replace this facility prior to its expiration. Due to the current economic conditions and capital markets challenges, we can provide no guarantee that we will be able to negotiate such an agreement or that such agreement would not place further limitations on our operations. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Reserves

Our normal payment terms are 30 to 90 days. We have historically provided extended payment terms to some of our customers for periods from 120 days through 36 months. As a result of the recession and financial market crisis which began in 2008 and disrupted the economy worldwide and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at rate in excess of our borrowing rate, both of which provide added profitability to the sale.

Customers consider numerous factors in determining whether to issue a sales order to us including, among others, expected earnings performance of the gaming machines (which we believe is the most significant decision factor), selling price, the value provided for any trade-in of used gaming machines, parts and conversion kit support and payment terms.

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

The expansion of our use of extended payment terms has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total receivables increased by $72.0 million from $255.4 million at September 30, 2009, to

$327.4 million at September 30, 2010. The increase in long-term notes receivable primarily reflects our direct selling into markets, such as tribal Class II and Mexico that have historically relied on longer-term financings. These new markets represent the principal amount of our higher extended-payment term financings during the quarter. While a portion of this increase relates to the 9.3%, or $67.0 million increase in revenues in the trailing twelve month period ended September 30, 2010, compared to the trailing twelve months ended September 30, 2009, we believe that the majority of this increase is due to the impact of providing an expanded amount of extended payment term financing. The collection of these receivables in future periods will increase the amount of cash flow provided by operating activities and reduce our total receivables and increase our cash balance.

We evaluate the adequacy of our allowance for bad debts at least on a quarterly basis. We consider a variety of factors in this evaluation, including the receivables aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms and news related to individual customers especially if the news calls into question the customer’s ability to fully pay balances owed. Our bad debt expense is most significantly impacted by bankruptcy filings by our customers and pre-bankruptcy reported exposures of individual customers. During the trailing twelve months ended September 30, 2010, our bad debt expense totaled $3.8 million representing 0.5% of revenues which was lower than the $6.2 million of bad debt expense for the prior twelve month period, which represented 0.9% of revenues in the prior trailing twelve month period as fewer customers filed for bankruptcy in the trailing twelve months ended September 30, 2010. Our bad debt expense for the three months ended September 30, 2010 was $1.4 million, or 0.7% of revenues, compared to $0.6 million, or 0.4% of revenues, for the three months ended September 30, 2009. The higher bad debt expense in the three months ended September 30, 2010 was primarily due to increasing the dollar amount of bad debt reserves for certain bankruptcy filings due to changes in the proposed or confirmed plans for the debtor’s emergence from bankruptcy. Our total bad debt reserve was $3.7 million at September 30, 2010, compared to $3.4 million at June 30, 2010.

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

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventory. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. We recorded raw material and finished goods inventory write-downs totaling approximately $1.0 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively. We expect the amount of inventory write-downs to be consistent or slightly higher in fiscal 2011 compared to fiscal 2010.

Revolving Credit Facility

See Note 8. “Revolving Credit Facility” to our accompanying Condensed Consolidated Financial Statements included in this report.

Common Stock Repurchase Program

See Note 9. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” to our accompanying Condensed Consolidated Financial Statements included in this report.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows included in this report, are summarized in the following table (in millions):

	Three Months Ended September 30,
	2010	2009	Change
Net cash provided by (used in):
Operating activities	$19.4	$(9.5)	$28.9
Investing activities	(39.9)	(23.6)	(16.3)
Financing activities	(42.3)	35.5	(77.8)
Effect of exchange rates on cash and cash equivalents	0.6	0.2	0.4

Net increase in cash and cash equivalents	$(62.2)	$2.6	$(64.8)

Operating activities: The $28.9 million increase in cash provided by operating activities in the quarter ended September 2010 compared to the quarter ended September 2009 year resulted from:

➢	A negative impact of $1.8 million resulting from a $0.3 million decrease in net income, combined with a $1.5 million decrease in depreciation, more than offset by;

➢

A $6.8 million positive impact from a $0.1 million increase in amortization of intangible and other assets, a $0.4 million increase in share-based compensation, a $3.7 million increase in other non-cash expenses and a $2.6 million increase in deferred income taxes;

➢	A $10.5 million positive impact from a decrease in prepaid income taxes as a result of a lower amount of stock option exercises in the September 2010 quarter; and

➢

A $13.4 million positive impact from changes in operating assets and liabilities. This impact is comprised of a lower increase in inventory of $2.7 million, a $0.9 million incremental decrease in total accounts and notes receivable, a $5.8 million greater increase in current liabilities and a $4.0 million incremental net decrease in other assets and liabilities.

Investing Activities: The $16.3 million increase in cash used by investing activities for the quarter ended September 30, 2010 compared to the quarter ended September 2009 was primarily due to:

➢

A $12.3 million increase in the amount invested in gaming operations machines, top boxes and related equipment during the quarter ended September 2010 to $22.9 million. We expect that capital expenditures for gaming operations equipment will increase in fiscal 2011 and 2012; and

➢

A $4.8 million increase in the amount invested in property, plant and equipment during the quarter ended September 2010 to $16.4 million, as we continue to invest in facility expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase modestly in fiscal 2011 and 2012; partially offset by

➢

A $0.8 million decrease in payments to acquire or license long-term intangible and other assets as we invested only $0.6 million in the quarter ended September 2010 as we identified fewer items to license or acquire.

Financing Activities: The $77.8 million increase in cash used by financing activities for the quarter ended September 2010 compared to the quarter ended September 2009 was primarily due to:

➢

A $33.7 million decrease in cash received and tax benefits realized from exercised stock options. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options;

➢	$46.4 million of treasury stock repurchases in the September 2010 quarter compared to none in the quarter ended September 2009; partially offset by

➢	The prior year period included a $1.6 million payment for debt issuance cost to amend and restate our revolving credit facility; and

➢	A $0.7 million payment made in the September 2009 quarter as an inducement to the holders of our Convertible Subordinated Notes to early convert them to our common stock.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs. We also have minimum guaranteed royalty payments for intellectual property and technologies that are not recorded on our accompanying Condensed Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments.

Our contractual obligations have not changed materially, outside the ordinary course of business, since those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

As of September 30, 2010, we had a liability for unrecognized income tax benefits of $3.6 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized income tax benefits. See Note 7. “Income Taxes” to our accompanying Condensed Consolidated Financial Statements included in this report.

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, WMS Licensor Arrangements, Self-Insurance and Product Warranty

See Note 12. “Commitments, Contingencies and Indemnifications” to our accompanying Condensed Consolidated Financial Statements included in this report.

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

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Note 13. “Litigation” to our accompanying Condensed Consolidated Financial Statements included in this report.

ITEM 1A.	RISK FACTORS

WMS is subject to risk and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A, “ Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the first quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2010 – July 31, 2010	—	$—	—	$300,000,000
August 1, 2010 – August 31, 2010	822,081	$37.65	822,081	$269,051,489
September 1, 2010 – September 30, 2010	516,619	$36.90	516,619	$249,985,997

Total	1,338,700	$37.36	1,338,700	$249,985,997

See Note 9. “Stockholders’ Equity and Equity Compensation Plan” – Common Stock Repurchase Program” to our accompanying Condensed Consolidated Financial Statements included in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None

ITEM 5.	OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1	Amendment to Advisory Agreement between Louis J. Nicastro and WMS Industries Inc., dated September 23, 2010.

10.2	Form of Stock Option Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

10.3	Form of Restricted Stock Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

10.4	Form of Equity-Based Performance Award Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

10.5	Form of Restricted Stock Unit Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

10.6	Form of Phantom Stock Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

10.7	Form of Director Stock Option Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: November 8, 2010	By:	/s/ SCOTT D. SCHWEINFURTH
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: November 8, 2010	By:	/s/ JOHN P. MCNICHOLAS JR.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1	Amendment to Advisory Agreement between Louis J. Nicastro and WMS Industries Inc., dated September 23, 2010.

10.2	Form of Stock Option Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

10.3	Form of Restricted Stock Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

10.4	Form of Equity-Based Performance Award Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

10.5	Form of Restricted Stock Unit Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

10.6	Form of Phantom Stock Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

10.7	Form of Director Stock Option Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement).

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.