Form 10-Q
period 2010-12-31
WMS INDUSTRIES INC /DE/
filed 2011-02-09
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,609,677 shares of common stock, $0.50 par value, were outstanding at February 4, 2011.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended December 31, 2010 and 2009

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
REVENUES:
Product sales	$127.2	$113.1	$238.4	$201.9
Gaming operations	72.7	75.8	149.0	152.3

Total revenues	199.9	188.9	387.4	354.2

COSTS AND EXPENSES:
Cost of product sales(1)	63.1	55.5	120.2	97.3
Cost of gaming operations(1)	15.6	15.3	30.1	29.5
Research and development	30.1	25.9	58.8	52.4
Selling and administrative (see Note 3)	38.1	35.8	80.2	69.8
Depreciation(1)	16.3	16.9	32.1	34.2

Total costs and expenses	163.2	149.4	321.4	283.2

OPERATING INCOME	36.7	39.5	66.0	71.0

Interest expense	(0.2)	(0.5)	(0.6)	(2.5)
Interest income and other income and expense, net	2.4	1.2	3.9	3.1

Income before income taxes	38.9	40.2	69.3	71.6
Provision for income taxes	11.9	13.7	22.8	25.3

NET INCOME	$27.0	$26.5	$46.5	$46.3

Earnings per share:
Basic	$0.47	$0.45	$0.80	$0.86

Diluted	$0.46	$0.44	$0.78	$0.77

Weighted-average common shares:
Basic common stock outstanding	57.8	58.3	58.0	54.2

Diluted common stock and common stock equivalents	59.1	60.6	59.3	60.4

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:

Cost of product sales	$1.2	$1.0	$2.4	$2.1
Cost of gaming operations	$9.2	$11.2	$18.7	$23.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2010 and June 30, 2010

(in millions of U.S. dollars and millions of shares)

	December 31, 2010	June 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106.8	$166.7
Restricted cash and cash equivalents	16.7	17.9

Total cash, cash equivalents and restricted cash	123.5	184.6

Accounts and notes receivable, net	279.7	274.5
Inventories	68.4	57.8
Other current assets	41.5	38.1

Total current assets	513.1	555.0

NON-CURRENT ASSETS:
Gaming operations equipment, net of accumulated depreciation of $257.6 and $247.2, respectively	74.4	64.7
Property, plant and equipment, net of accumulated depreciation of $108.0 and $95.4, respectively	169.4	189.8
Intangible assets, net	140.2	99.1
Deferred income tax assets	23.5	33.4
Other assets, net	89.4	65.0

Total non-current assets	496.9	452.0

TOTAL ASSETS	$1,010.0	$1,007.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$60.9	$63.4
Accrued compensation and related benefits	8.7	25.1
Other accrued liabilities	47.6	52.3

Total current liabilities	117.2	140.8

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	21.0	20.1
Other non-current liabilities	12.3	12.2

Total non-current liabilities	33.3	32.3

Commitments, contingencies and indemnifications (see Note 12)	0.0	0.0

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized; none issued)	0.0	0.0
Common stock (200.0 shares authorized; 59.7 shares issued)	29.8	29.8
Additional paid-in capital	435.7	435.5
Treasury stock, at cost (1.6 and 0.9 shares, respectively)	(60.7)	(34.3)
Retained earnings	455.5	409.0
Accumulated other comprehensive income	(0.8)	(6.1)

Total stockholders’ equity	859.5	833.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,010.0	$1,007.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2010 and 2009

(in millions of U.S. dollars)

(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$46.5	$46.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	32.1	34.2
Amortization of intangible and other assets	9.9	11.2
Share-based compensation	10.6	9.9
Other non-cash items	5.0	2.4
Deferred income taxes	10.9	0.4
Tax benefit from the exercise of stock options	(6.5)	(12.1)
Change in operating assets and liabilities	(64.0)	(54.5)

Net cash provided by operating activities	44.5	37.8

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(29.2)	(27.1)
Additions to gaming operations equipment	(30.9)	(19.8)
Payments to develop, license or acquire intangible and other assets	(11.1)	(5.8)

Net cash used in investing activities	(71.2)	(52.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options and employee stock purchase plan	9.6	27.6
Tax benefit from exercise of stock options	6.5	12.1
Purchases of treasury stock	(50.0)	(15.0)
Debt issuance costs	0.0	(1.7)
Other	0.0	(0.9)

Net cash provided by / (used in) financing activities	(33.9)	22.1

Effect of exchange rates on cash and cash equivalents	0.7	0.1

INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	(59.9)	7.3
CASH AND CASH EQUIVALENTS, beginning of period	166.7	135.7

CASH AND CASH EQUIVALENTS, end of period	$106.8	$143.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2010 included in our Annual Report on Form 10-K filed with the SEC on August 26, 2010. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand or if gaming is permitted in a significant new jurisdiction. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2011. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. Our policy is to generally charge interest on notes receivables until the note receivable is deemed non-performing. A note receivable is considered non-performing if payments have not been received within 180 days of the agreed upon terms.

We file Uniform Commercial Code (UCC) liens on almost all domestic trade accounts and notes receivable with terms greater than 90 days, which secures our interest in the gaming machines underlying the trade and note receivable until the receivable balance for the gaming machines is fully paid. The majority of our domestic customers are not rated by the credit rating agencies but for those customers who do have credit ratings the Standard and Poor’s credit ratings ranged from BBB+ to D at December 31, 2010. Where possible we seek advance deposits, collateral, pledge agreements or foreign bank letters of credit on international trade accounts and notes receivable. However, most of our international trade accounts and notes receivable are not collateralized. Currently we have not sold and do not plan to sell our accounts or notes receivable to third parties, so we do not have any off-balance sheet liabilities for factored receivables.

Customers consider numerous factors in determining whether to issue a sales order to us including, among others, expected earnings performance of the gaming machines (which we believe is the most significant decision factor), selling price, the value provided for any trade-in of used gaming machines, parts and game conversion kit support and payment terms.

Our normal payment terms are 30 to 90 days. We have historically provided extended payment terms to some of our customers for periods from 120 days through 36 months. Additionally, customers in many of our international markets require and receive standard payment terms of 90 to 180 days. Our recent international expansion has required us to provide, in certain jurisdictions, financing terms of 18 to 36 months. In addition, as a result of the financial market crisis which began in 2008 and disrupted credit and equity markets worldwide which led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at rates in excess of our borrowing rate, both of which provide added profitability to the sale.

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

The expansion of our use of extended payment terms has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total receivables increased by $28.8 million from $326.2 million at June 30, 2010 to $355.0 million at December 31, 2010. While a portion of this increase relates to the 9.2% increase in revenues in the trailing twelve month period ended December 31, 2010 compared to the trailing twelve months ended December 31, 2009, and the impact of a higher percentage of the December 2010 quarter shipments being shipped in the third month of the quarter compared to December 2009, we believe that the majority of this increase is due to the impact of providing an expanded amount of extended payment terms. The collection of these receivables in future periods will increase the amount of cash flow provided by operating activities and reduce our total receivables and increase our cash balance.

With regard to notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest income and other income and expense, net, ratably over the payment period. The interest rates on outstanding notes receivable ranged from 5.25% to 10.0% at December 31, 2010.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The following summarizes our current and long-term accounts and notes receivable, net;

	December 31, 2010	June 30, 2010
Current:
Accounts receivable	$123.1	$130.0
Notes receivable	160.0	147.6
Allowance for doubtful accounts	(3.4)	(3.1)

Current accounts and notes receivable, net	$279.7	$274.5

Long-term, included in Other assets, net:
Notes receivable	$75.3	$52.0
Allowance for doubtful accounts	0.0	(0.3)

Long-term notes receivable, net	$75.3	$51.7

Total accounts and notes receivable, net	$355.0	$326.2

The following summarizes the components of total accounts and notes receivable, net at December 31, 2010:

	December 31, 2010	Balances that are over 90 days past due
Accounts Receivable
Domestic	$65.3	$2.2
International	57.8	3.6

Accounts Receivable Subtotal	123.1	5.8

Notes Receivable
Domestic	79.9	2.2
International	155.4	0.1

Notes Receivable Subtotal	235.3	2.3

Allowance for doubtful accounts	(3.4)	0.0

Total accounts and notes receivable, net	$355.0	$8.1

At December 31, 2010, 2.3% of our total accounts and notes receivable was due over 90 days. Accounts and notes receivable from international customers in Mexico, Argentina, Peru and Canada at December 31, 2010 were approximately: $51.3 million, $37.8 million, $24.8 million and $19.6 million, respectively.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

On a routine basis, but at least quarterly, we evaluate our receivables and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. We consider a variety of factors in this evaluation, including the receivables aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms and news related to individual customers, especially if the news calls into question the customer’s ability to fully pay balances owed. Our bad debt expense is most significantly impacted by bankruptcy filings by our casino customers and pre-bankruptcy reported exposures of individual casino customers. For customers in the United States, at the time a customer files for bankruptcy, we typically have a security interest in the gaming machines for the receivables for which we have not been paid, but our receivables related to all other revenue sources are typically unsecured claims. Due to the significance of our gaming machines to the on-going operations of our casino customers, in a bankruptcy filing we may be designated as a key vendor, which can enhance our position above other creditors in the bankruptcy.

We recorded $0.4 million of bad debt expense in the three months ended December 31, 2010 which was comparable to the three months ended December 31, 2009. In addition, we recorded $1.8 million of bad debt expense in the six months ended December 31, 2010 compared to $1.1 million in the six months ended December 31, 2009 and $3.1 million in fiscal 2010 and $7.1 million in fiscal 2009. Our bad debt expense was higher in fiscal 2009 due to a greater number and dollar amount of bankruptcy filings due to the challenging economic times.

Modifications to original financing terms are an exception to our cash collection process. If a customer requests a modification of financing terms during the collection process, we evaluate the credit risk of the proposed modification, try to obtain additional consideration for such modification, seek additional security and recognize any additional consideration ratably over the remaining new financing term. As a result of the financial crisis that began in 2008, such modifications have increased, but in general, the modification of original financing terms have not been material to our total accounts and notes receivable balance. Due to our successful collection experience and our continuing operating relationship with casino customers and their businesses, it is infrequent that we repossess gaming machines from a customer in settlement of outstanding accounts or notes receivable balances. In those instances where repossession occurs to mitigate our exposure on the related receivable, the repossessed gaming machines are subsequently resold in the used gaming machine market.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At December 31, 2010 and June 30, 2010 respectively, the fair value of the accounts and notes receivable, net, approximated the carrying value.

Fair Value Measurements

We apply the provisions of FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements“ (“Topic 820”) to our financial assets and financial liabilities. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value.

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

As of December 31, 2010, the only assets subject to fair value measurement in accordance with Topic 820 were investments in various money market funds totaling approximately $51.4 million. These money market investments are included in our cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets and are considered Level 1 securities valued at quoted market prices.

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

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $6.6 million and $5.6 million for the three months ended December 31, 2010 and 2009 and $13.1 million and $11.7 million for the six months ended December 31, 2010 and 2009, respectively.

Research and Development Costs

We account for research and development costs in accordance with FASB Topic 730, “Accounting for Research and Development Costs.” (“Topic 730”). Accordingly, costs associated with product development are expensed as incurred and included in research and development in our Condensed Consolidated Statements of Income, other than costs of computer software as described below.

Costs for Computer Software

We purchase, license and incur costs for computer software, which will be utilized in the products we sell or lease. Such costs are capitalized under FASB Topic 985, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“Topic 985”). According to Topic 985, costs incurred in creating computer software are charged to expense when incurred as research and development until technological feasibility has been established and such costs are then capitalized up to the date the computer software is available for general release to customers. Generally, the computer software we develop reaches technological feasibility when a working model of the computer software is available. Computer software that we purchase or license for use in our products generally has been commercialized in our industry or other industries and has met the technological feasibility criteria prior to our purchase or license and, therefore, we capitalize the payments made for such purchase or license. Annual amortization of capitalized computer software costs is recorded on a product by product basis at the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of past and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life.

For our game themes and operating system computer products, we have determined that such products reach technological feasibility when internal testing is complete and the product is ready to be submitted to the gaming regulators for approval. We incur regulatory approval costs for our game themes and operating system products after technological feasibility is achieved which we capitalize. Regulatory approval costs related to projects that are discontinued are expensed when the determination to discontinue is made.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

We account for costs incurred to develop computer software for internal use in accordance with FASB Topic 350, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“Topic 350”). Any costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized and costs incurred during the post-implementation/operation stages are expensed. Once the software is substantially complete and ready for its intended use, we depreciate the capitalized asset cost over its estimated useful life.

Based on revisions to our plans regarding the external distribution of our WAGE-NET® Networked Gaming system in the second quarter of fiscal year 2011 and because the software had previously reached technological feasibility and was still in the development stage awaiting approval of the commercial version of the computer software by various gaming regulators, we now treat costs associated with the development of our Network Gaming system under Topic 985. This change had no impact on the results of operations for the three and six months ended December 31, 2010. As of October 1, 2010, we reclassified $34.4 million of capitalized computer software costs for the WAGE-NET Networked Gaming system from property and equipment to intangible assets. We expect to begin amortization of this intangible asset when the gaming regulators approve the commercial version of the Network Gaming system in the coming quarters.

Other Principal Accounting Policies

For a description of our other principal accounting policies, see Note 2, “Principal Accounting Policies,” to the Consolidated Financial Statements and the Notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”) to provide greater disclosure about an entity’s allowance for credit losses and the credit quality of its financing receivables. We adopted ASU No. 2010-20 as of December 31, 2010 and the adoption had no material impact on our Consolidated Financial Statements.

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income	$27.0	$26.5	$46.5	$46.3
After tax interest expense and amortization of issuance cost on convertible subordinated notes	0.0	0.0	0.0	0.5

Diluted earnings (numerator)	$27.0	$26.5	$46.5	$46.8

Basic weighted average common shares outstanding	57.8	58.3	58.0	54.2
Dilutive effect of stock options	1.0	1.2	1.0	1.2
Dilutive effect of restricted common stock and warrants	0.3	0.3	0.3	0.4
Dilutive effect of convertible subordinated notes	0.0	0.8	0.0	4.6

Diluted weighted average common stock and common stock equivalents (denominator)	59.1	60.6	59.3	60.4

Basic earnings per share of common stock	$0.47	$0.45	$0.80	$0.86

Diluted earnings per share of common stock and common stock equivalents	$0.46	$0.44	$0.78	$0.77

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	1.4	0.9	1.8	1.0

Included in our anti-dilutive common stock equivalents for the three months and six months ended December 31, 2010 and 2009 are warrants to purchase 500,000 shares of our common stock that were issued to Hasbro Inc. and Hasbro International, Inc. These warrants were excluded from the calculation because the vesting criteria are contingent upon future events and were not met. See Note 10. “Stockholders’ Equity” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

5.	INVENTORIES

Inventories consisted of the following:

	December 31, 2010	June 30, 2010
Raw materials and work-in-process	$44.6	$42.9
Finished goods	23.8	14.9

Total inventories	$68.4	$57.8

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $0.1 million and $1.1 million for three months ended December 31, 2010 and December 31, 2009, respectively and $1.1 million and $1.3 million for the six months ended December 31, 2010 and 2009, respectively. These charges are classified in cost of product sales in our Condensed Consolidated Statements of Income.

6.	INTANGIBLE ASSETS

General

Intangible assets recorded on our Condensed Consolidated Balance Sheets consisted of the following:

	December 31, 2010	June 30, 2010
Goodwill	$19.0	$17.9
Finite lived intangible assets, net	131.5	91.5
Less: royalty advances and developed, licensed or acquired technologies, short-term	(10.3)	(10.3)

Total Long-term intangible assets, net	$140.2	$99.1

The following table summarizes additions to other intangible assets including amounts classified as current during the six months ended December 31, 2010:

Total Additions
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$5.2
Developed, licensed or acquired technologies	8.8
Patents, trademarks and other	1.3
Foreign currency translation adjustment	0.0

Total	$15.3

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2010 include:

Goodwill balance at June 30, 2010	$17.9
Foreign currency translation adjustment	1.1

Goodwill balance at December 31, 2010	$19.0

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following:

	Useful Life (Years)	December 31, 2010			June 30, 2010
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1 - 15	$97.6	$(64.9)	$32.7	$92.4	$(58.3)	$34.1
Developed, licensed or acquired technologies	1 - 15	91.3	(15.7)	75.6	48.1	(14.0)	34.1
Patents, trademarks and other	4 - 17	33.8	(10.6)	23.2	32.5	(9.2)	23.3

Total		$222.7	$(91.2)	$131.5	$173.0	$(81.5)	$91.5

As of October 1, 2010, we reclassified $34.4 million of capitalized computer software costs for our Networked Gaming system from property and equipment to intangible assets. See Note 2. “Principal Accounting Policies- Costs for Computer Software” to the Condensed Consolidated Financial Statements and the Notes thereto included in this report.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Amortization expense for our finite-lived intangible assets was $4.6 million and $6.0 million for the three months ended December 31, 2010 and 2009, respectively, and $9.7 million and $10.6 million for the six months ended December 31, 2010 and 2009, respectively.

The estimated aggregate amortization expense for finite lived intangible assets for each of the next five years is as follows:

2011 (remaining six months of fiscal year)	$6.6
2012	18.4
2013	15.7
2014	14.8
2015	10.9
2016	8.6

The estimated aggregate future intangible amortization as of December 31, 2010 does not reflect the significant commitments we have for future payments for royalty advances and licensed or acquired technologies. If we determine that we may not realize the net book value of any of the finite lived intangible assets or value of commitments, we would record an immediate charge against earnings up to the full amount of the value of these assets or commitments in the period in which such determination is made. See Note 12, “Commitments, Contingencies and Indemnifications” to the Condensed Consolidated Financial Statements and the Notes thereto included in this report.

7.	INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. The estimated effective income tax rate was approximately 30.6% and 34.1% for the three months ended December 31, 2010 and 2009, respectively, and 32.9% and 35.3% for the six months ended December 31, 2010 and 2009, respectively. The effective tax rate for the three months and six months ended December 31, 2010 was favorably impacted by 5.5% and 3.0%, respectively or $0.01 and $0.03, respectively per diluted share as a result of the retroactive reinstatement of the Federal Research and Development tax credit for the period January 1, 2010 through September 30, 2010. We expect our effective tax rate will be between 35% and 36% for the balance of our fiscal 2011.

At December 31, 2010, the total unrecognized tax benefits, including accrued interest and penalties of $0.3 million (net of the federal benefit), were $4.7 million, which represent the portion that, if recognized, would reduce the effective income tax rate.

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

We currently have a revolving credit agreement with a group of five banks. The revolving credit agreement provides for borrowings up to $150 million through September 30, 2012, with the ability to expand the facility to $200 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires, whether or not we have current borrowings outstanding, that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.25x at December 31, 2010, and 3.0x thereafter, and is computed as total indebtedness outstanding at the end of each quarter divided by the trailing twelve months earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges (“Adjusted EBITDA”) as defined in the agreement. The minimum interest coverage ratio is 2.5x and is computed as trailing twelve months Adjusted EBITDA divided by trailing twelve months interest charges as defined in the revolving credit agreement.

The revolving credit agreement also defines permitted restricted payments related to cash dividends, cash repurchases of our common stock and at December 31, 2010, based upon the leverage ratio as defined, no limitations exist for permitted restricted payment purposes. The agreement also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions. At December 31, 2010 and June 30, 2010, we maintained an aggregate cash balance of $19.3 million in non-interest bearing accounts with two of the banks in the revolving credit facility.

At December 31, 2010, we were in compliance with all of the negative covenants and financial ratios required by our revolving credit facility.

At December 31, 2010, we had no debt outstanding under our revolving credit facility.

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

Common Stock Repurchase Program

On August 2, 2010, our Board of Directors announced it was terminating the existing share repurchase program and replacing it with a new $300 million share repurchase program that expires on August 2, 2013. The timing and actual number of shares repurchased will depend on market conditions. During the six months ended December 31, 2010, we purchased approximately 2% of our common shares outstanding, or 1,338,700 shares, in open market purchases for approximately $50.0 million at an average cost of $37.36 per share, while during the six months ended December 31, 2009 we purchased approximately 367,760 shares, in open market purchases for approximately $15.0 million at an average cost of $40.78 per share. At December 31, 2010, we had approximately $250 million remaining of our current share repurchase authorization.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Equity Compensation Plan

A summary of information with respect to share-based compensation expense included in our Condensed Consolidated Statements of Income for the six months ended December 31, 2010 and 2009 respectively are as follows:

	2010	2009
Selling and administrative	$6.9	$6.5
Research and development	3.6	3.3
Cost of product sales	0.1	0.1

Share-based compensation expense included in pre-tax income	10.6	9.9
Income tax benefit related to share-based compensation	(4.0)	(3.7)

Share-based compensation expense included in net income	$6.6	$6.2

Diluted earnings per share impact of share-based compensation expense	$0.11	$0.10

Stock Options

For the six months ended December 2010, we granted stock options to members of our Board of Directors and certain of our employees. The number of options awarded to each person varied. For options granted in the six months ended December 2010, the range in fair value on the dates of grant was from $10.96 – $19.61 per share based on the Black-Scholes calculation using the following range of assumptions and depending on the characteristics of the option grant: risk-free interest rates between 0.05% –1.48%; expected life between 2.0 – 4.0 years; expected volatility of 0.50; and 0.0% dividend yield. Stock option activity was as follows for the six months ended December 31, 2010:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2010	3.9	$26.42	4.93	$52.2
Granted	0.8	40.97
Exercised	(0.4)	18.49
Expired or Cancelled	0.0	0.00
Forfeited	(0.1)	37.40

Stock options outstanding at December 31, 2010	4.2	$29.73	4.95	$66.6

Stock options exercisable at December 31, 2010	2.4	$24.73	4.32	$49.9

(1)	Intrinsic value is defined as the amount by which the fair market value of the underlying stock exceeds the exercise price of a stock option.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Restricted Stock Awards Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors, which vest from a range of two to four years on the grant date anniversary. Restricted stock share and restricted stock unit activity was as follows for the six months ended December 31, 2010:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2010	0.2	$30.21
Granted	0.0	0.00
Vested	(0.1)	33.70

Nonvested balance at December 31, 2010	0.1	$29.15

	Restricted Stock Units (including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2010	0.3	$34.31
Granted	0.1	39.01
Vested	(0.1)	33.42

Nonvested balance at December 31, 2010	0.3	$36.28

(1)	For restricted stock and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

In September 2010, we granted equity-based performance units, which will vest in 2013 upon achievement of performance goals set by our Board of Directors. The number of shares of stock ultimately issued to participants will depend on the extent to which the financial performance goals over the three year period ended June 30, 2013 are achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. In August 2010, shares related to the equity-based performance units with a three-year measurement period ending June 30, 2010, were issued in accordance with the performance matrix approved at grant date in 2007. Equity-based performance unit activity was as follows for the six months ended December 31, 2010:

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2010	0.3	$34.13
Granted	0.1	39.01
Vested at 145% of target	(0.1)	30.55
Forfeited	0.0	0.00

Nonvested balance at December 31, 2010	0.3	$36.89

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. For the six months ended December 31, 2010, 28,941 shares were purchased under this plan at an average cost of $34.37.

10.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income	$27.0	$26.5	$46.5	$46.3
Foreign currency translation adjustment	(1.7)	(1.7)	5.3	0.2

Total comprehensive income	$25.3	$24.8	$51.8	$46.5

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $2.8 million and $0.4 million for the six months ended December 31, 2010 and 2009, respectively.

As of October 1, 2010, we reclassified $34.4 million of capitalized computer software costs for our Networked Gaming system from property and equipment to intangible assets. See Note 2. “Principal Accounting Policies- Costs for Computer Software” to the Condensed Consolidated Financial Statements and the Notes thereto included in this report.

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

At December 31, 2010, we had total royalty and license fee advances and payments made and potential future royalty and license fee commitments as follows:

Minimum Commitments
Total royalty and license fee commitments	$280.0
Advances and payments made	(185.9)

Potential future payments	$94.1

As of December 31, 2010, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2011 (remaining six months of fiscal year)	$8.1
2012	15.5
2013	16.8
2014	16.9
2015	15.3
Thereafter	21.5

Total	$94.1

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders were approximately $3.2 million at December 31, 2010 and June 30, 2010.

Performance Bonds

We have performance bonds outstanding of $5.3 million at December 31, 2010, of which $1.0 million is to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. At December 31, 2010, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of December 31, 2010, we were not aware of any obligations arising under these agreements that would require material payments.

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

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at December 31, 2010.

WMS Licensor Arrangements

Our sales agreements that include software and intellectual property licensing arrangements contain a clause whereby we indemnify the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark, or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant cost due to any infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been accrued.

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

On April 9, 2010, B Plus Giocologale Ltd. (“B Plus”) filed an action against WMS Gaming International SL (Spain), WMS International SL (Italy) and WMS International SL (the Netherlands) in the tribunal civil court in Rome, Italy. WMS Gaming International SL is an indirect, wholly owned subsidiary of WMS. The complaint contains two counts, alleging (i) breach of contract arising from WMS, termination of a sales order to supply certain slot machines and (ii) pre-contractual liability arising from WMS’ decision to terminate negotiation relating to potential distribution of WMS products in the Italian market. The complaint seeks aggregate damages of €141.8 million or such other amount, which the court may award. Under the current schedule for this matter, WMS’ preliminary response and defense brief were filed in December 2010 and argued in January 2011. At the hearing, the judge set a further hearing for April 27, 2011 to determine whether any further evidence is needed or if the matter may be decided without further evidence. While it is too early in this case to predict the outcome of the case or the extent of any expenses that WMS may have, we believe that we have a strong defense and intend to vigorously defend against these claims.

14.	SUBSEQUENT EVENTS

From January 26, 2011, through February 4, 2011, we purchased approximately 479,000 shares of our common stock in the open market for approximately $20.0 million at an average cost of $41.64 per share. At February 4, 2011, we had approximately $230 million remaining on our current share repurchase authorization.

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

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following: G2E is a registered trademark of the American Gaming Association and Reed Elsevier Inc. G2S and S2S are registered trademarks of the Gaming Standards Association. The Lord of the Rings© 2011 New Line Productions, Inc. All rights reserved. The Lord of the Rings: The Fellowship of the Ring, The Lord of the Rings: The Two Towers, The Lord of the Rings: The Return of the King and the names of the characters, items, events and places therein are trademarks of The Saul Zaentz Company d/b/a Middle-earth Enterprises under license to New Line Productions, Inc.

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming venues worldwide. We generate revenue in two principal ways: product sales and gaming operations, as further described below. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. In fiscal 2010, we expanded the markets where we directly distribute our products by launching directly into Class II gaming markets in the United States and entering the Mexican and New South Wales, Australia markets. We had previously served these markets through content licensing agreements with third parties for our game themes. In fiscal 2011, we expect to further penetrate these new markets and to expand our distribution channels to provide fully networked gaming business service solutions to our customers that are aimed at increasing the revenue generating capabilities and operational efficiency of casino gaming floors. These solutions use industry standard communication protocols in order to be interoperable with our competitor’s games and gaming systems that utilize the industry standard communication protocols. In the December 2010 quarter, we launched an online casino site for residents in the United Kingdom, although we did not begin to market the site until February 2011.

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. Some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar 2010 and anticipated in 2011 than in calendar 2009, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010 and calendar 2011. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos. In anticipation of the further lengthening of the replacement cycle and in response to the challenging economic environment, we reduced the number of new employees we previously planned to hire, and took actions to contain non-payroll related spending while still supporting our growing revenue base. In fiscal 2010 and so far in fiscal 2011, we remained focused on controlling spending and prioritizing capital expenditures and other discretionary items. The economic crisis lowered the number of new units we sold in fiscal 2009, and this continued in the first half of fiscal 2010. For the first three quarters of calendar 2010 we experienced modest year-over-year increases however in the December 2010 quarter our year over year units sold declined 1%.

We had expected that with our launch of our network gaming-enabled Bluebird®2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level for the past several years. However, as discussed above, the economy slowed just as these new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. The same result occurred with our launch in the June 2010 quarter of our new Bluebird xD™ gaming machine, as that product line, which is complementary to our Bluebird2 product line and has a higher price, accounted for 23% of the new units shipped globally in the December 2010 quarter. We believe that once the economy begins to improve, gaming operators will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict the rate of increase in their capital budgets. In addition, we expect to experience an increase in demand from casino expansions and new casino openings in new and expanding gaming jurisdictions beginning in calendar 2012.

We believe several recent developments fueled by the challenging economic situation could expand our revenue opportunities over the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire, Maine and Massachusetts. Internationally, Singapore opened as a new market in fiscal 2010 and a new VLT market in Italy has opened in fiscal 2011. In addition, legislation has been discussed in Greece, Brazil, Japan and Taiwan that could open new market opportunities. In the United States, federal legislators and certain state legislators and governments in Canada and Europe are considering legalizing certain forms of online gaming, which if passed could expand our revenue opportunities. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

Product Sales

Product sales revenue includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, parts, conversion kits (including game theme, hardware or operating system conversions), amusement-with-prize (“AWP”) gaming machines and gaming-related systems for smaller international gaming operators. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2 and Bluebird xD™ and Orion Financement Company (“Orion Gaming”) Twinstar™2 and Helios™-branded gaming machines;

➢	Mechanical reel-spinning gaming machines in our Bluebird, Bluebird2 and Bluebird xD-branded gaming machines;

➢

Video poker machines in our Bluebird and Bluebird2-branded gaming machines, which are primarily offered as a casino-owned daily fee game, where the casino purchases the base gaming machine and then leases the top box and game for a lower lease price point;

➢	Replacement parts and conversion kits for our Bluebird, Bluebird2, Bluebird xD, Twinstar™, Twinstar2, Helios™ and AWP gaming machines, and CPU-NXT®2 upgrade kits;

➢	Used gaming machines manufactured by us or our competitors that are acquired on a trade-in basis or that we previously placed on a participation basis;

➢	AWP gaming machines in certain international markets; and

➢	Gaming-related systems, including linked progressive systems and slot accounting systems applicable to smaller international casinos.

Gaming Operations

We earn gaming operations revenues from leasing participation games, gaming machines and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content and intellectual property. Our gaming operations include the following product lines:

➢

Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the amount wagered (called “coin-in”) or a combination of a fixed daily fee plus a percentage of the amount wagered; (2) a percentage of the net win, which is the casino’s earnings generated by casino patrons playing the gaming machine; or (3) fixed daily fees. We have the ability to lease these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include:

➢	Wide-area progressive (“WAP”) participation games;

➢	Local-area progressive (“LAP”) participation games; and

➢	Stand-alone participation games.

➢	Casino-owned daily fee games, where the casino or gaming machine operator purchases the base gaming machine and pays a lower daily lease fee for the top box and game;

➢	Gaming machines placed at casinos under operating lease arrangements;

➢	Leased VLTs;

➢	Online gaming revenues; and

➢	Revenues from licensing our game content and intellectual properties to third parties.

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

OUR FOCUS

We continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new and expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty. We believe that gaming operators’ replacement capital budgets will be relatively flat in calendar 2011 from calendar 2010.

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

Quarter Ended December 2010 Result: The United States and Canadian replacement cycle has been abnormally low for several years and the challenges facing our industry and the overall economy have continued, all of which have reduced overall industry demand. We believe capital budgets for replacing gaming machines improved modestly for calendar 2011 and 2010 over calendar 2009; however, new casino openings and casino expansions declined over prior year levels. In this challenging environment, our year-over-year new unit shipment volumes were lower by 11.8% for the three months ended December 31, 2010 from the prior year period for U.S. and Canadian shipments, mostly due to fewer new casino openings and expansions as replacement units were essentially flat between periods.

To further diversify our revenue streams, we directly entered the Class II and central determinant market in fiscal 2010 following expiration of our previous licensing agreements for those markets. To serve this market, we initially entered into an agreement for the central determinant system with Bluberi Gaming Technologies Inc. (“Bluberi”) and we expect to combine our existing library of for-sale games with this proven system for the Class II and central determinant markets. In the December 2010 quarter, we acquired a copy of the central determinant system from Bluberi, which enables us to have better control over the system and its ongoing development and to be more responsive to our customers’ needs. We shipped our first gaming machines to a Class II market in the December 2009 quarter, and shipments grew in subsequent quarters as we received additional regulatory approvals, and we expect that shipments to these markets in fiscal 2011 will exceed shipments in fiscal 2010.

We are dependent, in part, on innovative new products, casino expansions, continued market penetration and new market opportunities to generate growth. We launched our new Bluebird xD gaming machine late in the June 2010 quarter and, given initial customer response, we expect strong demand for this new product throughout fiscal 2011. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in the three months ended December 2010, such expenses totaled $30.1 million or 15.1% of revenues, up $4.2 million, or 16.2%, compared to the prior year period. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

2.	Strategic Priority: Expand the breadth and profitability of our international business.

Quarter Ended December 2010 Result: Shipments to international markets represented 37.9% of our total new unit shipments in the three months ended December 2010, compared with 30.6% for the prior year period. During the three months ended December 2010, international new unit shipments increased 22.2% from the prior year period, as growth in Mexico and New South Wales, Australia, coupled with modest growth in Asia and Latin America, more than offset lower shipments to Europe which remains impacted by the challenging economic environment. In January 2010, we had a soft product launch of a new value-priced gaming machine called Helios that is targeted at select international markets where the economics of the facilities do not justify the premium price points of the Bluebird, Bluebird2, Bluebird xD or Orion Gaming’s Twinstar2 gaming machines. In fiscal 2010, we directly entered the new market in Singapore and entered two new international markets to WMS that we had previously served through content licensing arrangements: New South Wales, Australia and Mexico. In the March 2010 quarter in New South Wales, Australia, we began shipping products as our distributor received regulatory approval for our Bluebird2 gaming machine and the first three game themes. We have since received additional game theme approvals and due to the popularity and earnings performance of our products, shipments and revenues continued to increase. We expect to ship more units to these markets in fiscal 2011 than in fiscal 2010. In November 2010, we signed our first agreement with one of the operators for the new VLT market in Italy and we consider this to be particularly important as more international markets, like Italy, consider VLT’s and electronic bingo as a path to gaming expansion. Although much effort is still needed before the first revenue-earning WMS gaming machines are placed in Italy, we anticipate we will see the first shipments in the first quarter of fiscal 2012. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We also launched the new Bluebird xD gaming cabinet late in the June 2010 quarter, which we expect to benefit our shipments into the international markets in fiscal 2011.

3.	Strategic Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Quarter Ended December 2010 Result: Gaming operations revenues were lower by $3.1 million to $72.7 million in the December 2010 quarter, reflecting a 2.0% decrease in the average installed base to 10,147 participation units and a decrease in our average daily revenue to $74.39 compared with $75.23 a year ago and $76.36 in the September quarter. Our focus in fiscal 2010 and fiscal 2011 is to increase the percentage of the installed base whose revenues were based on a percentage of coin-in, as they generate the highest gross profit dollars of our three lease pricing models. We were successful in this effort as coin-in gaming machines grew from 33.6% of the installed base at December 31, 2009 to 36.9% of the installed base at December 31, 2010. The 266 unit increase in coin-in footprint largely reflects the successful launch of new WAP games and THE LORD OF THE RINGS™ game. We implemented a shift in strategy in fiscal 2007 to focus on return on investment of our gaming operations assets, which includes limiting the number of gaming machines for a new theme at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. We expect with a larger number of new participation game themes being launched in the second half of fiscal 2011 that our installed base will increase during the balance of fiscal 2011.

4.	Strategic Priority: Improve our gross margins and operating margins.

Quarter Ended December 2010 Result: Our operating margin decreased 250 basis points to 18.4% for the three months ended December 31, 2010 from 20.9% for the prior year period as the percentage of lower margin product sales revenues increased to 63.6% of total revenues in the December 2010 quarter compared to 59.9% last year, while higher margin gaming operations revenues declined to 36.4% of total revenues this period compared to 40.1% last period. In addition, our product sales gross margin declined to 50.4% in this year’s period from 50.9% last year due to lower initial product sales margin on the new Bluebird xD units, higher sales of lower margin used gaming machines compared to the prior year period and lower sales of higher margin conversion kits compared to the prior year period. We are still implementing our lean sigma and strategic sourcing initiatives, and we continue to realize positive results. We believe these initiatives will continue to drive margin improvement in future years, especially with the new Bluebird xD product line, where we expect to improve gross margins to be comparable to our Bluebird2 product line by the end of fiscal 2011. In the future, we expect to benefit from higher average selling prices and lease revenues coupled with an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing the cost per unit. We also expect our gaming operations business will continue to expand with both the installed base and revenue per day increasing. In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending increased to 15.1% as a percentage of revenues up from 13.7% of revenues in the prior year period and includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines. We expect that our research and development expenses will be around 15% as a percentage of revenue for all of fiscal 2011 as we commit additional resources to advance our product innovations. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins. Our selling and administrative expenses increased by 10 basis points as a percentage of revenues in the three months ended December 2010 and our depreciation expense decreased by 80 basis points as a percentage of revenue for the three months ended December 2010. We expect selling and administrative expenses to decline as a percentage of revenues in fiscal 2011, but due to higher capital spending in our gaming operations business and the launch of both the networked gaming portal applications and our online gaming business in fiscal 2011, that depreciation expense will increase as a percentage of revenues.

5.	Strategic Priority: Increase our cash flow from operations.

Quarter Ended December 2010 Result: For the three months ended December 31, 2010, cash flow provided by operating activities was $25.1 million, a $22.2 million decline from a net cash provided in operating activities of $47.3 million in the December 2009 quarter. The quarterly results reflect a year-over-year decrease in depreciation, amortization, tax benefit from the exercise of stock options, other non-cash items and the change in operating assets and liabilities, partially offset by higher net income, deferred income taxes and share-based compensation. The higher impact of operating asset and liability changes resulted from a combination of an increase in our total accounts and notes receivable partially offset by a lower increase in inventories, other non-current assets and accounts payable and other liabilities. Our cash flows from investing activities were higher due to an accelerated effort to replace our Bluebird gaming machines with new Bluebird2 and Bluebird xD gaming machines and higher capital spending on property, plant and equipment. During the December 2010 quarter, the installed footprint of participation gaming machines declined 2.0% or 211 units while our investment in gaming operations equipment totaled $8.0 million, compared to the $9.2 million invested in the prior year period. The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to develop, license and acquire advanced technologies and intellectual property; seek acquisitions that can extend our presence and product lines, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the three months ended December 31, 2010, our research and development spending increased $4.2 million over the prior year and we invested $12.8 million on property, plant and equipment and $8.0 million on additions to gaming operations equipment, we incurred $10.5 million to develop, license or acquire intangible and other assets and we funded approximately $3.6 million of common stock repurchases.

Networked Gaming

We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, new applications, game functionality, and system-wide features can be enabled on the gaming machines from the remote server. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and in time will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2011 leading up to the launch of our WAGE-NET® NG system which we now expect in the coming months upon receipt of the approvals from gaming regulators.

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

Our path to the NG marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of NG systems. Fiscal 2007 was highlighted by the successful launch of our Community Gaming® participation product line, made possible by using a server outside the gaming machine to drive the bonusing activity for an entire bank of gaming machines, thereby creating a true communal gaming experience. In fiscal 2007, we also commercialized the next step forward in computing power and capability with our CPU-NXT2 operating system and platform, which is also the basis for our server-enabled Bluebird2 and Bluebird xD gaming machines that we launched in the December 2008 quarter and June 2010 quarter, respectively. CPU-NXT2 also drives our Transmissive Reels® participation product line and real-time, 3D graphics and surround sound capabilities for our Sensory Immersion participation product line. We combined an interactive see-through liquid crystal display (“LCD”) with the traditional appeal of authentic mechanical spinning reels to make Transmissive Reels a potential fixture for mechanical reel gaming machines on the NG slot floor. We launched Adaptive Gaming®, another key component to our NG technology in July 2008. We conducted a soft launch of our new server-ready Bluebird2 gaming machines in the September 2008 quarter with the commercial launch beginning in the December 2008 quarter. At the G2E® trade show in November 2008 and the IGE trade show in January 2009, we also demonstrated the inter-operability of our WAGE-NET system, Bluebird2 gaming machines using the CPU-NXT2 operating system and new games with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association (“GSA”): G2S® and S2S®.

In May 2008, we received GLI approval on the first-point release of our WAGE-NET NG system, incorporating GSA communication standards and basic NG functionality, which as part of a technical beta test was placed at a popular tribal casino. We received GLI approval for the second-point release of WAGE-NET in January 2009, which is in a technical beta test at a popular casino on the East Coast. This version was also implemented in a technical beta test in a Gulfport, Mississippi casino, which was successfully concluded and received Mississippi Gaming Commission approval in October 2009. In July 2008, we received approval for the first-point release of WAGE-NET from the Nevada gaming regulators and began a field trial at a popular Las Vegas strip casino. In December 2008, after successful completion of the field trial, we obtained the approval by the Nevada Gaming Commission of the first generation WAGE-NET system, including the remote configuration and downloadable applications. This version of WAGE-NET is GSA compliant, demonstrates our total commitment to support open architecture and standards-based protocols that our casino customers want and should expect. We received approval to conduct a field trial at a popular casino in Nevada in the summer of 2009 and the Nevada regulators have expanded the field trial to two new casinos that have opened since then. Beginning in the summer of 2010, we started conducting self imposed beta tests at a variety of casinos regulated by GLI, and one casino in Canada and one in Mississippi. These beta tests utilize our NG system and first value added application is our Ultra-Hit Progressive family of applications. We now expect that the gaming regulators in Nevada and GLI will approve the commercial version of WAGE-NET in late March or April 2011. At the same time, we also expect GLI to approve our first application, Jackpot Explosion™, in our Ultra Hit Progressive™ family of portal applications. The combination of the GLI approval for WAGE-NET and Jackpot Explosion will enable us to convert the beta sites to the commercial version of the software, and we will then begin to earn revenue from NG. In Nevada, we expect the gaming regulators to approve Jackpot Explosion for a field trial when they approve WAGE-NET and once that field trial is successfully completed we would begin to earn NG revenue in Nevada casinos. We also expect to begin field trials of WAGE-NET and Jackpot Explosion in two other gaming jurisdictions in the March 2011 quarter.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology Inc. (“IGT”). This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG infrastructures. In November 2010 we entered into a 7 year royalty free, non-exclusive license agreement with Konami Gaming Inc. (“Konami”) whereby Konami will adopt our WAGE-NET system as its networked gaming system. Both WMS and Konami will perform additional programming to make our respective games and applications, and, in Konami’s case, their slot accounting system interoperable.

Common Stock Repurchase Program

See Note 9, “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” and Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements thereto included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Note 2. Principal Accounting Policies – “Revenue Recognition” to the Consolidated Financial Statements included in that report. We have not made any changes in critical accounting policies and estimates during the six months ended December 31, 2010.

RESULTS OF OPERATIONS

Seasonality

See Note 1. “Basis of Presentation and Business Overview” to the Condensed Consolidated Financial Statements thereto included in this report.

Impact of Inflation

During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators for the three months ended December 31, 2010 and 2009. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Three Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2010	2009
Product Sales Revenues
New unit sales revenues	$104.9	$98.7	$6.2		6.3%
Other product sales revenues	22.3	14.4	7.9		54.9

Total product sales revenues	$127.2	$113.1	$14.1		12.5

New units sold	6,310	6,399	(89)		(1.4)
Average sales price per new unit	$16,620	$15,428	$1,192		7.7
Gross profit on product sales revenues(1)	$64.1	$57.6	$6.5		11.3
Gross margin on product sales revenues(1)	50.4%	50.9%	(50	)bp	(1.0)

Gaming Operations Revenues
Participation revenues	$69.4	$71.7	$(2.3)		(3.2)
Other gaming operations revenues	3.3	4.1	(0.8)		(19.5)

Total gaming operations revenues	$72.7	$75.8	$(3.1)		(4.1)

Installed Participation Base, with Revenues based on:
Percentage of coin-in units at period end(2)	3,755	3,489	266		7.6
Percentage of net win units at period end(2)	3,282	3,526	(244)		(6.9)
Daily lease rate units at period end(2)	3,137	3,370	(233)		(6.9)

Total installed participation base at period end	10,174	10,385	(211)		(2.0)

Average participation installed base	10,147	10,357	(210)		(2.0)
Average revenue per day per participation gaming machine	$74.39	$75.23	$(0.84)		(1.1)

Installed casino-owned daily fee games at period end	402	414	(12)		(2.9)
Average casino-owned daily fee games installed base	394	395	(1)		(0.3)

Gross profit on gaming operations revenues(1)	$57.1	$60.5	$(3.4)		(5.6)
Gross margin on gaming operations revenues(1)	78.5%	79.8%	(130	)bp	(1.6)

Total revenues	$199.9	$188.9	$11.0		5.8
Total gross profit(1)	$121.2	$118.1	$3.1		2.6
Total gross margin(1)	60.6%	62.5%	(190	)bp	(3.0)
Total operating income	$36.7	$39.5	$(2.8)		(7.1)
Total operating margin	18.4%	20.9%	(250	)bp	(12.0)

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.
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

Revenues and Gross Profit

Total revenues for quarter ended December 2010 increased 5.8% or $11.0 million, over the December 2009 quarter, reflecting:

➢	A $6.2 million, or 6.3%, increase in new unit sales revenue as a result of:

➢

A 7.7% increase in the average selling price of new gaming machines to $16,620, principally reflecting a greater sales mix of premium-priced products, including the sale of approximately 6,100 Bluebird2 and Bluebird xD gaming machines, representing approximately 96.5% of our total new unit sales compared to approximately 5,300 Bluebird2 gaming machines sold, or 82.1% of new unit sales, in the December 2009 quarter. Sales of new Bluebird xD units, which we launched in late June 2010, accounted for 23.3% of new units sold in the December 2010 quarter; and

➢	An 89 unit, or 1.4%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 3,921 units, a decrease of 11.8%, due to a decline in shipments to new casino openings and expansions while replacement market shipments were flat;

➢

International new units sold increased 22.2% from the prior year to 2,389 units, and represented 37.9% of global shipments up from 30.6% in the prior period reflecting increased market penetration in Mexico and New South Wales, Australia, new markets we first entered directly in fiscal 2010, which more than offset the impact of continuing economic challenges across the European markets; and

➢	Sales of mechanical reel products totaled 1,593 units, or approximately 25.2% of total new units sold compared to 30.5% of units sold in the prior year.

➢

A $7.9 million, or 54.9%, increase in other product sales revenues, reflecting higher revenues from lower-margin used gaming machines, partially offset by lower conversion revenues and lower SiP revenues:

➢	We sold approximately 3,100 used gaming machines at a higher price during the December 2010 quarter, compared to approximately 2,200 used gaming machines in the prior year period; and

➢

We earned revenue on approximately 2,000 conversion kits in the December 2010 quarter, compared to approximately 2,100 conversion kits in the prior year period, while revenue from higher margin hardware and conversion kit sales declined year over year.

➢	Participation revenues were lower by $2.3 million or 3.2% due primarily due to:

➢

A 2.0% decrease, or 210 units, in the average installed base of participation gaming machines in the December 2010 quarter driven by the timing of new product introductions and installations. The percentage of coin-in units in the installed base at December 31, 2010 was 7.6% or 266 units higher than at December 31, 2009, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels WAP product lines, and the roll-out of our new THE LORD OF THE RINGS participation game in the December 2010 quarter. The percentage of net win units decreased by 244 units and the daily lease rate units in the installed base as of December 31, 2010 decreased by 233 units, primarily due to certain game series coming to the end of their life cycle. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the percent of coin-in units. The percent of coin-in units in the installed base increased to 36.9% of the installed base from 33.6% of the installed base from December 31, 2010 to December 31, 2009; and

➢	Overall average revenue per day was slightly lower by $0.84, or 1.1%, principally reflecting lower average revenue per day in our percent of coin-in gaming machines.

➢

A $0.8 million, or 19.5%, decrease in other gaming operations revenues as we experienced lower royalty revenues as a result of license agreements for certain markets coming to the end of the license term and us electing to not renew such agreements so we can directly enter these markets, such as Class II, Mexico and Australia.

Total gross profit, as used herein excluding depreciation and distribution expense, increased by 2.6%, or $3.1 million, to $121.2 million for the quarter ended December 2010 from $118.1 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $6.6 million and $5.6 million in the quarters ended December 2010 and 2009, respectively, in selling and administrative expenses. The gross profit improvement reflects higher product sales revenues as our overall gross margin decreased to 60.6% in the December 2010 quarter from 62.5% in the prior year period as:

➢

Gross margin on product sales revenues was 50.4% for the December 2010 quarter, compared to 50.9% for the prior year period. Gross margin for the December 2010 quarter reflects: lower initial gross margin on our new Bluebird xD gaming machines as we roll out this new product, Bluebird xD units being a higher percentage of total new unit shipments and higher revenues from lower margin other product sales revenues, particularly higher low-margin used gaming machine revenues; and

➢

Gross margin on gaming operations revenues was 78.5% for the three months ended December 2010, compared to 79.8% from the prior year period, reflecting a greater number percentage of coin-in gaming machines in the installed base, which have a lower gross margin combined with unfavorable WAP jackpot expense experience, slightly higher licensing costs and lower average daily revenue per day.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended December 31,
	2010		2009		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$30.1	15.1%	$25.9	13.7%	$4.2	16.2%
Selling and administrative	38.1	19.1	35.8	19.0	2.3	6.4
Depreciation	16.3	8.1	16.9	8.9	(0.6)	(3.6)

Total operating expenses	$84.5	42.3%	$78.6	41.6%	$5.9	7.5%

Research and development expenses increased 16.2% to $30.1 million in the December 2010 quarter, compared to $25.9 million in the prior year period. The year-over-year increase reflects:

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢	Higher costs to accelerate new applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the launch of Networked Gaming at the end of the March 2011 quarter; and

➢	Increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above.

Selling and administrative expenses increased 6.4%, or $2.3 million, to $38.1 million in the December 2010 quarter compared to $35.8 million in the prior year period. Selling and administrative expenses as a percentage of revenues increased 10 basis points. The year-over-year change includes:

➢	Increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business; and

➢	An increase in consulting expense of $1.2 million due to technology consulting to upgrade our Oracle ERP system and an increase in legal expense.

Depreciation expense decreased by $0.6 million to $16.3 million in the quarter ended December 2010 compared to $16.9 million in the prior year period. This reflects improved capital efficiencies achieved in our gaming operations business and increased longevity of the participation gaming machine placements, coupled with a greater number of participation gaming machines having been depreciated to their residual value.

Operating Income and Operating Margin

Our operating income decreased by $2.8 million or 7.1% in the December 2010 quarter on a 5.8% increase in total revenues. For the quarter ended December 2010 our operating margin of 18.4% represented a 250 basis point decrease from the 20.9% operating margin achieved in the prior year period. This decrease reflects the impact of higher research and development costs and higher selling and administrative costs, partially offset by higher total gross profit.

Interest Expense

We incurred interest expense of $0.2 million and $0.5 million for the quarters ended December 2010 and 2009, respectively. The 2009 period includes approximately $0.4 million of expenses related to the inducement costs and proportional write-off of deferred financing costs related to the early conversion to common stock by three holders of $25.7 million of our Convertible Subordinated Notes, all of which have now been converted.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net increased by $1.2 million to $2.4 million for the quarter ended December 2010 compared to $1.2 million for the prior year period, primarily due to realized foreign translation gains partially offset by increases in interest income arising from increased extended payment term notes receivable.

Income Taxes

The estimated effective income tax rates were approximately 30.6% and 34.1% for the quarters ended December 2010 and 2009 respectively.

The December 2010 quarter estimated effective tax rate reflects;

➢	The retroactive reinstatement of the research and development tax credit to January 1, 2010 of which $0.02 earnings per diluted share related to the period January 1, 2010 thru September 30, 2010;

➢	Increased net income over fiscal 2009;

➢	Higher domestic manufacturing deduction due to a rate increase from 6% to 9%; and

➢	Increased impact of permanent tax items in the December 2010 quarter.

The December 2009 quarter estimated effective tax rate reflects:

➢	Increased net income over fiscal 2008;

➢	Higher domestic manufacturing deduction; and

➢	The impact of the research and development tax credit as such legislation did not expire until after December 31, 2009.

Earnings Per Share

Diluted earnings per share increased 4.6% to $0.46 for the quarter ended December 2010 from $0.44 for prior year period. The increase in earnings per share in the December 2010 quarter is attributable to the increase in net income for the quarter primarily resulting from the $0.02 per diluted share impact related to the period January 1, 2010 through September 30, 2010 of the retroactive reinstatement of the research and development tax credit. Our diluted earnings per share in the December 2009 quarter included the $0.4 million pre-tax impact of the early conversion of $25.7 million of our Convertible Subordinated Notes into our common stock.

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators for the six months ended December 31, 2010 and 2009. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Six Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2010	2009
Product Sales Revenues
New unit sales revenues	$193.0	$171.8	$21.2		12.3%
Other product sales revenues	45.4	30.1	15.3		50.8

Total product sales revenues	$238.4	$201.9	$36.5		18.1

New units sold	11,648	11,250	398		3.5
Average sales price per new unit	$16,567	$15,270	$1,297		8.5
Gross profit on product sales revenues(1)	$118.2	$104.6	$13.6		13.0
Gross margin on product sales revenues(1)	49.6%	51.8%	(220	)bp	(4.2)

Gaming Operations Revenues
Participation revenues	$142.3	$144.4	$(2.1)		(1.5)
Other gaming operations revenues	6.7	7.9	(1.2)		(15.2)

Total gaming operations revenues	$149.0	$152.3	$(3.3)		(2.2)

Installed Participation Base, with Revenues based on:
Percentage of coin-in units at period end(2)	3,755	3,489	266		7.6
Percentage of net win units at period end(2)	3,282	3,526	(244)		(6.9)
Daily lease rate units at period end(2)	3,137	3,370	(233)		(6.9)

Total installed participation base at period end	10,174	10,385	(211)		(2.0)

Average participation installed base	10,263	10,297	(34)		(0.3)
Average revenue per day per participation machine	$75.38	$76.23	$(0.85)		(1.1)

Installed casino-owned daily fee games at period end	402	414	(12)		(2.9)
Average casino-owned daily fee games installed base	391	428	(37)		(8.6)

Gross profit on gaming operations revenues(1)	$118.9	$122.8	$(3.9)		(3.2)
Gross margin on gaming operations revenues(1)	79.8%	80.6%	(80	)bp	(1.0)

Total revenues	$387.4	$354.2	$33.2		9.4
Total gross profit(1)	$237.1	$227.4	$9.7		4.3
Total gross margin(1)	61.2%	64.2%	(300	)bp	(4.7)
Total operating income	$66.0	$71.0	$(5.0)		(7.0)
Total operating margin	17.0%	20.0%	(300	)bp	(15.0)

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.
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

Revenues and Gross Profit

Total revenues for the six months ended December 2010 increased 9.4% or $33.2 million, over the six months ended December 2009, reflecting:

➢	A $21.2 million, or 12.3%, increase in new unit sales revenue as a result of:

➢	A 398 unit, or 3.5%, increase in new units sold as:

➢

New units sold in the United States and Canada totaled 7,093 units, a decrease of 4.1%, due to a decline in shipments to new casino openings and expansions while replacement market shipments were flat. Sales of new Bluebird xD units accounted for 28.9% of new units sold in the six months ended December 2010.

➢

International new units sold increased 18.3% from the prior year to 4,555 units, and represented 39.1% of global shipments up from 34.2% in the prior period reflecting increased market penetration in Mexico and New South Wales, Australia, new markets we first entered directly in fiscal 2010, which more than offset the impact of continuing economic challenges across the European markets; and

➢	Sales of mechanical reel products totaled 2,645 units, or approximately 22.7% of total new units sold compared to 31.0% of units sold in the prior year.

➢

A 8.5% increase in the average selling price of new gaming machines to $16,567, principally reflecting a greater sales mix of premium-priced products, including the sale of approximately 10,900 Bluebird2 and Bluebird xD gaming machines, representing approximately 93.6% of our total new unit sales, compared to approximately 8,600 Bluebird2 gaming machines sold, or 76.2% of new unit sales, in the six months ended December 2009.

➢

A $15.3 million, or 50.8%, increase in other product sales revenues, reflecting higher revenues from lower-margin used gaming machines and higher parts sales revenues, partially offset by lower conversion sales and SiP revenues:

➢	We sold approximately 5,100 used gaming machines during the six months ended December 2010, compared to approximately 3,700 used gaming machines in the prior year period; and

➢

We earned revenue on approximately 3,800 conversion kits in the six months ended December 2010, compared to approximately 4,700 conversion kits in the prior year period, and the average selling price achieved was higher than in fiscal 2009 due to more higher-priced hardware conversion sales.

➢	Participation revenues was $2.1 million or 1.5% lower primarily due to:

➢

Average installed base of participation gaming machines in the six months ended December 2010 were virtually flat at 10,263 units. The percentage of coin-in units in the installed base at December 31, 2010 was 36.9% or 266 units higher than at December 31, 2009, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels WAP product lines, and the roll-out of our new THE LORD OF THE RINGS participation game in the six months ended December 2010. The percentage of net win units decreased by 244 units and the daily lease rate units in the installed base as of December 31, 2010 decreased by 233 units, primarily due to certain game series coming to the end of their life cycle. Our controlled roll-out strategy has led to the desired result of a higher level of incremental footprint for the percent of coin-in units. The percentage of coin-in units in the installed base accounted for 36.9% and 33.6% of the installed base at December 31, 2010 and 2009, respectively; and

➢	Overall average revenue per day slightly decreased by $0.85, or 1.1%, principally reflecting lower average revenue per day in our percent of coin-in gaming machines.

➢

A $1.2 million, or 15.2%, decrease in other gaming operations revenues as we experienced lower royalty revenues as a result of license agreements for certain markets coming to the end of the license term and us electing to not renew such agreements so we can directly enter these markets, such as Class II, Mexico and Australia.

Total gross profit, as used herein excluding depreciation and distribution expense, increased by 4.3%, or $9.7 million, to $237.1 million for the six months ended December 2010 from $227.4 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $13.1 million and $11.7 million in the six months ended December 2010 and 2009, respectively, in selling and administrative expenses. The gross profit improvement reflects higher product sales revenues as our overall gross margin decreased to 61.2% in the six months ended December 2010 from 64.2% in the prior year period as:

➢

Gross margin on product sales revenues was 49.6% for the six months ended December 2010, compared to 51.8% for the prior year period. Gross margin for the six months ended December 2010 reflects: lower initial gross margin on our new Bluebird xD gaming machines as we roll out this new product, Bluebird xD units being a higher percentage of total new unit shipments and higher revenues from lower margin other product sales revenues, particularly higher used gaming machine revenues; and

➢

Gross margin on gaming operations revenues was 79.8% for the six months ended December 2010, compared to 80.6% from the prior year period, reflecting a greater number of percentage of coin-in gaming machines in the installed base, which have a lower gross margin, combined with unfavorable WAP jackpot expense experience and lower average daily revenue per day.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Six Months Ended December 31,
	2010		2009		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$58.8	15.2%	$52.4	14.8%	$6.4	12.2%
Selling and administrative	80.2	20.7	69.8	19.7	10.4	14.9
Depreciation	32.1	8.3	34.2	9.7	(2.1)	(6.1)

Total operating expenses	$171.1	44.2%	$156.4	44.2%	$14.7	9.4%

Research and development expenses increased 12.2% to $58.8 million in the six months ended December 2010, compared to $52.4 million in the prior year period. The year-over-year increase reflects:

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢	Higher costs to accelerate new applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the launch of Networked Gaming; and

➢	Increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above.

Selling and administrative expenses increased 14.9%, or $10.4 million, to $80.2 million in the six months ended December 2010 compared to $69.8 million in the prior year period. Selling and administrative expenses in the 2010 period include $3.8 million of charges to close our main facility in the Netherlands, including a $2.1 million non-cash write down of the facility and separation charges and related taxes of $1.7 million. Selling and administrative expenses as a percentage of revenues increased 100 basis points, which equated to the impact of the charges to close our main facility in the Netherlands. In addition to the facility shut down charges, the year-over-year change includes:

➢	Increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business; and

➢

An increase in consulting expense of $1.9 million due to increased technology consulting to upgrade our Oracle ERP system, and both legal expense and bad debt expense increased from the prior year period.

Depreciation expense decreased by $2.1 million to $32.1 million in the six months ended December 2010 compared to $34.2 million in the prior year period. This reflects improved capital efficiencies achieved in our gaming operations business resulting from the ongoing, disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation gaming machine placements, coupled with a greater number of participation gaming machines having been depreciated to their residual value.

Operating Income and Operating Margin

Our operating income decreased by $5.0 million or 7.0% in the six months ended December 2010 on a 9.4% increase in total revenues. For the six months ended December 2010 our operating margin of 17.0% represented a 300 basis point decrease over the 20.0% operating margin achieved in the prior year period. This decrease reflects the $3.8 million, or 100 basis point impact of the closing costs for our main facility in the Netherlands, plus the impact of higher research and development costs and higher selling and administrative costs, partially offset by higher total gross profit.

Interest Expense

We incurred interest expense of $0.6 million and $2.5 million for the six months ended December 2010 and 2009, respectively. The 2009 period includes approximately $1.4 million of expenses related to the inducement costs and proportional write-off of deferred financing costs related to the early conversion by Note holders of our $105.1 million of our Convertible Subordinated Notes into common stock.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net increased by $0.8 million to $3.9 million for the six months ended December 2010 compared to $3.1 million for the prior year period, primarily due to increases in interest income arising from increased extended payment term financings from long-term notes receivable.

Income Taxes

The estimated effective income tax rates were approximately 32.9% and 35.3% for the six months ended December 2010 and 2009 respectively.

The six months ended December 2010 estimated effective tax rate reflects:

➢

The retroactive reinstatement of the research and development tax credit to January 1, 2010 of which approximately $0.02 earnings per diluted share related to the period January 1, 2010 through June 30, 2010;

➢	Increased income over fiscal 2009;

➢	Higher domestic manufacturing deduction due to a rate increase from 6% to 9%; and

➢	Increased impact of permanent tax items in the six months ended December 31, 2010.

The six months ended December 2009 estimated effective tax rate reflects:

➢	Increased income over fiscal 2008;

➢	Higher domestic manufacturing deduction; and

➢	The impact of the research and development tax credit as such legislation did not expire until after December 31, 2009.

Earnings Per Share

Diluted earnings per share increased 1.3% to $0.78 for the six months ended December 2010 from $0.77 for prior year period. The increase in earnings per share in the six months ended December 2010 is attributable to the increase in net income for the six month period inclusive of the facility closing charge of $0.04 per diluted share and the $0.03 per diluted share impact of the retroactive reinstatement of the research and development tax credit of which $0.02, per diluted share impact related to the period January 1, 2010 through June 30, 2010. Our diluted earnings per share in the six months ended December 2009 included the impact of the early conversion of $105.1 million of our Convertible Subordinated Notes into our common stock, which resulted in a charge of $0.02 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. Some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar year 2010 and 2011 than in calendar 2009, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010 and anticipated for calendar 2011. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. We have been faced with these macroeconomic challenges for approximately two years.

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

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions):

			Increase / (Decrease)
	December 31, 2010	June 30, 2010	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$123.5	$184.6	$(61.1)	(33.1)%
Total current assets(A)	513.1	555.0	(41.9)	(7.5)
Total assets	1,010.0	1,007.0	3.0	0.3
Total current liabilities(B)	117.2	140.8	(23.6)	(16.8)
Long-term debt	—	—	—	—
Stockholders’ equity	859.5	833.9	25.6	3.1
Net working capital(A) – (B)	395.9	414.2	(18.3)	(4.4)

(1)

Pursuant to various state gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents, and restricted cash include restricted cash of $16.7 million and $17.9 million as of December 31, 2010 and June 30, 2010, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital decreased $18.3 million from June 30, 2010, and was primarily affected by the following components:

➢

A decrease in cash, cash equivalents and restricted cash of $61.1 million due primarily to $50.0 million of share repurchases coupled with cash used to make payments during the six months ended December 2010 for taxes and employee incentive plans;

➢

An increase in total current accounts and notes receivable, net, of $5.2 million or 1.9%, to $279.7 million compared to $274.5 million at June 30, 2010, reflecting our efforts beginning in fiscal 2009 to accommodate the increased demand by our customers for extended payment financing terms given the downturn in the economy coupled with growth in revenues from new markets we entered in fiscal 2010 that traditionally have required extended payment terms, specifically Mexico and New South Wales, Australia. Our days sales outstanding for both current and long-term account and notes receivable were 142 days at December 31, 2010 compared to 138 days at June 30, 2010;

➢

An increase in inventories of $10.6 million or 18.3% to $68.4 from $57.8 million at June 30, 2010 due to higher finished goods inventory to fulfill demand for units to be shipped in the three months ended March 31, 2011 and a greater amount of used gaming machine inventory. Inventory turns were 3.9x at December 31, 2010 compared to 4.4x at June 30, 2010; and

➢	A decrease in current liabilities of $23.6 million or 16.8% to $117.2 million due to timing of payments, primarily payroll, taxes and employee incentive plan payments.

As described in Note 12. “Commitments, Contingencies and Indemnifications” to the Condensed Consolidated Financial Statements thereto included in this report, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $94.1 million, including contingent payments, that are not recorded in our accompanying Condensed Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $123.5 million at December 31, 2010, inclusive of $16.7 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to develop, license or acquire brands, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year. We believe that we take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain uncertain. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. For fiscal 2011 and fiscal 2012, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our $150 million revolving credit facility through September 30, 2012. We intend to extend or replace this facility prior to its expiration. Due to the current economic conditions and capital markets challenges, we can provide no guarantee that we will be able to negotiate such an agreement or that such agreement would not place further limitations on our operations. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable

See Note 2. “Principal Accounting Policies – Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense” to the Condensed Consolidated Financial Statements thereto included in this report.

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

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventory. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. We recorded raw material and finished goods inventory write-downs totaling approximately $0.1 million and $1.1 million for the three months ended December 31, 2010 and 2009, respectively and $1.1 million and $1.3 million for the six months ended December 31, 2010 and December 31, 2009, respectively. We expect the amount of inventory write-downs to be consistent or slightly higher in fiscal 2011 compared to fiscal 2010.

Revolving Credit Facility

See Note 8. “Revolving Credit Facility” to the Condensed Consolidated Financial Statements thereto included in this report.

Common Stock Repurchase Program

See Note 9. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” and Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements thereto included in this report.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended December 31,
	2010	2009	Change
Net cash provided by (used in):
Operating activities	$44.5	$37.8	$6.7
Investing activities	(71.2)	(52.7)	(18.5)
Financing activities	(33.9)	22.1	(56.0)
Effect of exchange rates on cash and cash equivalents	0.7	0.1	0.6

Net increase in cash and cash equivalents	$(59.9)	$7.3	$(67.2)

Operating activities: The $6.7 million increase in cash provided by operating activities in the six months ended December 2010 compared to the six months ended December 2009 resulted from:

➢

A $14.0 million positive impact from an $0.2 million increase in net income, a $0.7 million increase in share-based compensation, a $2.6 million increase in other non-cash expenses and a $10.5 million increase resulting from a reduction in deferred income tax assets;

➢	A $5.6 million positive impact from a decrease in prepaid income taxes as a result of a lower amount of stock option exercises in the six months ended December 2010; partially offset by

➢	A negative impact of $3.4 million resulting from a $2.1 million decrease in depreciation and a $1.3 million decrease in amortization; and

➢

A $9.5 million negative impact from changes in operating assets and liabilities. This impact is comprised a negative $15.6 million incremental increase in total accounts and notes receivable, a $3.1 million decrease in current liabilities, partially offset by a decrease in inventory of $5.3 million, and a $3.9 million incremental net decrease in other assets and liabilities.

Investing Activities: The $18.5 million increase in cash used by investing activities for the six months ended December 31, 2010 compared to the six months ended December 2009 was primarily due to:

➢

An $11.1 million increase in the amount invested in gaming operations machines, top boxes and related equipment during the six months ended December 2010 to $30.9 million. We expect that capital expenditures for gaming operations equipment will increase in fiscal 2011 and 2012;

➢

A $2.1 million increase in the amount invested in property, plant and equipment during the six months ended December 2010 to $29.2 million, as we continue to invest in facility expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase modestly in fiscal 2011 and 2012; and

➢

A $5.3 million increase in payments to develop, license or acquire long-term intangible and other assets as we invested $11.1 million in the six months ended December 2010 as we identified additional assets to develop, license or acquire.

Financing Activities: The $56.0 million increase in cash used by financing activities for the six months ended December 2010 compared to the six months ended December 2009 was primarily due to:

➢

A $23.6 million decrease in cash received and tax benefits realized from exercised stock options during the six months ended December 31, 2010. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options;

➢	$35.0 million of higher treasury stock repurchases in the six months ended December 2010; partially offset by

➢	The prior year period included a $1.7 million payment for debt issuance cost to amend and restate our revolving credit facility with no such charges in the December 2010 six month period; and

➢

A $0.9 million payment made in the six months ended December 2009 as an inducement to the holders of our Convertible Subordinated Notes to early convert them to our common stock with no such charges in the December 2010 six month period.

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

At December 31, 2010, we had a liability for unrecognized income tax benefits of $4.7 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized income tax benefits. See Note 7. “Income Taxes” to our accompanying Condensed Consolidated Financial Statements thereto included in this report.

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, WMS Licensor Arrangements, Self-Insurance and Product Warranty

See Note 12. “Commitments, Contingencies and Indemnifications” to the Condensed Consolidated Financial Statements thereto included in this report.

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

There has been no material change in our assessment of the risk factors affecting our business since the presentation of risk factors described under Item 1A, “Risk Factors” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (the “Commission”).

You are advised to consult any further disclosures we make on related subjects in our Form 10-Q and 8-K reports filed with the Commission.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes. There have been no material changes in our assessment of sensitivity to market risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Note 13. “Litigation” to the Condensed Consolidated Financial Statements thereto included in this report.

ITEM 1A.	RISK FACTORS

WMS is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the second quarter of fiscal 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
October 1, 2010 – October 31, 2010	—	$—	—	$249,985,997
November 1, 2010 – November 30, 2010	—	—	—	$249,985,997
December 1, 2010 – December 31, 2010	—	—	—	$249,985,997

Total	—	$—	—	$249,985,997

(1)

See Note 9. “Stockholders’ Equity and Equity Compensation Plan” – Common Stock Repurchase Program” and Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements thereto included in this report.

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

WMS INDUSTRIES INC.

Dated: February 7, 2011	By:	/s/ SCOTT D. SCHWEINFURTH
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: February 7, 2011	By:	/s/ JOHN P. MCNICHOLAS JR.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.