Form 10-Q
period 2011-03-31
WMS INDUSTRIES INC /DE/
filed 2011-05-10
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,253,565 shares of common stock, $0.50 par value, were outstanding at May 6, 2011.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended March 31, 2011 and 2010

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
REVENUES:
Product sales	$120.2	$123.9	$358.6	$325.8
Gaming operations	72.5	73.6	221.5	225.9

Total revenues	192.7	197.5	580.1	551.7

COSTS AND EXPENSES:
Cost of product sales(a)	61.8	57.6	182.0	154.9
Cost of gaming operations(a)	13.9	14.0	44.0	43.5
Research and development	27.7	26.7	86.5	79.1
Selling and administrative (see Note 3)	36.1	38.0	116.3	107.8
Depreciation(a)	18.4	16.7	50.5	50.9

Total costs and expenses	157.9	153.0	479.3	436.2

OPERATING INCOME	34.8	44.5	100.8	115.5

Interest expense	(0.3)	(0.4)	(0.9)	(2.9)
Interest income and other income and expense, net	2.7	1.1	6.6	4.2

Income before income taxes	37.2	45.2	106.5	116.8
Provision for income taxes	13.0	12.2	35.8	37.5

NET INCOME	$24.2	$33.0	$70.7	$79.3

Earnings per share:
Basic	$0.42	$0.57	$1.22	$1.43

Diluted	$0.41	$0.55	$1.19	$1.32

Weighted-average common shares:
Basic common stock outstanding	57.6	57.9	57.9	55.4

Diluted common stock and common stock equivalents	58.9	60.1	59.3	60.3

(a) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:

Cost of product sales	$1.2	$1.1	$3.6	$3.2
Cost of gaming operations	$10.7	$10.8	$29.4	$33.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2011 and June 30, 2010

(in millions of U.S. dollars and millions of shares)

	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100.4	$166.7
Restricted cash and cash equivalents	14.1	17.9

Total cash, cash equivalents and restricted cash	114.5	184.6

Accounts and notes receivable, net	274.0	274.5
Inventories	69.4	57.8
Other current assets	46.6	38.1

Total current assets	504.5	555.0

NON-CURRENT ASSETS:
Long-term notes receivable, net	78.1	51.7
Gaming operations equipment, net of accumulated depreciation of $262.7 and $247.2, respectively	80.4	64.7
Property, plant and equipment, net of accumulated depreciation of $115.0 and $95.4, respectively	178.0	189.8
Intangible assets, net	144.0	99.1
Deferred income tax assets	25.4	33.4
Other assets, net	12.9	13.3

Total non-current assets	518.8	452.0

TOTAL ASSETS	$1,023.3	$1,007.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66.3	$63.4
Accrued compensation and related benefits	7.2	25.1
Other accrued liabilities	52.4	52.3

Total current liabilities	125.9	140.8

NON-CURRENT LIABILITIES:
Deferred income tax liabilities	21.5	20.1
Other non-current liabilities	12.5	12.2

Total non-current liabilities	34.0	32.3

Commitments, contingencies and indemnifications (see Note 12)	0.0	0.0

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized; none issued)	0.0	0.0
Common stock (200.0 shares authorized; 59.7 shares issued)	29.8	29.8
Additional paid-in capital	439.8	435.5
Treasury stock, at cost (2.3 and 0.9 shares, respectively)	(88.0)	(34.3)
Retained earnings	479.7	409.0
Accumulated other comprehensive income	2.1	(6.1)

Total stockholders’ equity	863.4	833.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,023.3	$1,007.0

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended March 31, 2011 and 2010

(in millions of U.S. dollars)

(Unaudited)

	Nine Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70.7	$79.3
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	50.5	50.9
Amortization of intangible and other assets	13.9	16.7
Share-based compensation	15.2	14.9
Other non-cash items	8.6	(0.5)
Deferred income taxes	9.5	1.5
Tax benefit from the exercise of stock options	(6.8)	(13.2)
Change in operating assets and liabilities	(60.9)	(70.6)

Net cash provided by operating activities	100.7	79.0

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(48.3)	(30.2)
Purchases of property, plant and equipment	(42.0)	(39.4)
Payments to develop, license or acquire intangible and other assets	(15.8)	(6.4)

Net cash used in investing activities	(106.1)	(76.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options and employee stock purchase plan	11.5	32.0
Tax benefit from exercise of stock options	6.8	13.2
Purchases of treasury stock	(80.0)	(37.0)
Debt issuance costs	0.0	(1.7)
Other	0.0	(0.9)

Net cash (used in) / provided by financing activities	(61.7)	5.6

Effect of exchange rates on cash and cash equivalents	0.8	0.0

INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	(66.3)	8.6
CASH AND CASH EQUIVALENTS, beginning of period	166.7	135.7

CASH AND CASH EQUIVALENTS, end of period	$100.4	$144.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission “the Commission”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying Condensed Consolidated Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2010 included in our Annual Report on Form 10-K filed with the Commission on August 26, 2010. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer and slowest in the fall and winter. Typically, our total revenues are lowest in the September quarter and build in each subsequent quarter, with the June quarter generating our highest total quarterly revenues, although this year our revenues were slightly lower in the March quarter than in the December quarter. In addition, in a quarter when we receive a larger number of approvals for new games from regulators, when a game or platform that achieves significant player appeal is introduced, when a significant number of new casinos open or existing casinos expand or when gaming is permitted in a significant new jurisdiction, our quarterly revenues and net income may increase, and if the opposite conditions occur, our quarterly revenues and net income may decrease. Operating results for the three and nine months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2011. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

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

We market our gaming machines in two principal ways. First, product sales include the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions), parts and gaming related systems for smaller international casino operators. Second, we license our game content and intellectual property to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon: (1) a percentage of the amount wagered, called “coin in” or a combination of a fixed daily fee and a percentage of the amount wagered; (2) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine; or (3) fixed daily fees. The installed base of our participation gaming machines consists of: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; and stand-alone participation gaming machines. We also enter into leases for casino-owned daily fee games and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, online gaming revenues and gaming machine, VLT and other lease revenues, we refer to this business as our “gaming operations.”

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

Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. For notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest income and other income and expense, net, ratably over the payment period. The interest rates on outstanding notes receivable ranged from 5.25% to 10.0% at March 31, 2011. Our policy is to generally recognize interest on notes receivables until the note receivable is deemed non-performing. A note receivable is considered non-performing if payments have not been received within 180 days of the agreed upon terms. The amount of our non-performing notes is immaterial.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At March 31, 2011, and June 30, 2010, respectively, the fair value of the accounts and notes receivable, net, approximated the carrying value.

We file Uniform Commercial Code (UCC) liens on almost all domestic trade accounts and notes receivable with terms greater than 90 days, which secures our interest in the gaming machines underlying the trade accounts and notes receivable until the receivable balance for the gaming machines is fully paid. The majority of our domestic customers are not rated by the credit rating agencies but for those customers who do have credit ratings, the Standard and Poor’s credit ratings ranged from BBB+ to D at March 31, 2011. Where possible we seek payment deposits, collateral, pledge agreements or foreign bank letters of credit on international trade accounts and notes receivable. However, most of our international trade accounts and notes receivable are not collateralized. Currently we have not sold our accounts or notes receivable to third parties, so we do not have any off-balance sheet liabilities for factored receivables.

Our normal payment terms are 30 to 90 days. We have historically provided extended payment terms to our customers for periods from 120 days through 36 months, with interest for terms greater than 12 months at prevailing rates, which are generally collateralized by the related gaming machines sold, although the value of the gaming machines, if repossessed, may be less than the receivable balance outstanding. Additionally, customers in many of our international markets require and receive standard payment terms of 90 to 720 days. Our recent international expansion has required us to provide, in certain jurisdictions, a greater amount of financing terms of 18 to 36 months. In addition, as a result of the financial market crisis, which began in 2008 and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at rates in excess of our borrowing rate, both of which provide added profitability to the sale.

We believe our competitors have also expanded their use of extended payment terms. In aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our revenues have been favorably impacted. We are unable to estimate the impact of this program on our revenues. Customers consider numerous factors in determining whether to issue a sales order to us including, among others, expected earnings performance of the gaming machines (which we believe is the most significant decision factor), selling price, the value provided for any trade-in of used gaming machines, parts and game conversion kit support and payment terms. If we ceased providing an expanded amount of extended payment terms, we believe we would not be competitive for some customers in the market place and that our revenues and profits would likely decrease.

The expansion of our use of extended payment terms has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total receivables increased by $25.9 million from $326.2 million at June 30, 2010, to $352.1 million at March 31, 2011. While a portion of this increase relates to the 6.2% increase in revenues in the trailing twelve month period ended March 31, 2011, compared to the trailing twelve months ended March 31, 2010, and the impact of a higher percentage of the March 2011 quarter shipments being shipped in the third month of the quarter compared to March 2010, we believe that the majority of this increase is due to the impact of providing an expanded amount of extended payment terms. The collection of these receivables in future periods will increase the amount of cash flow provided by operating activities and reduce our total receivables and increase our cash balance.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The following summarizes our current and long-term accounts and notes receivable, net;

	March 31, 2011	June 30, 2010
Current:
Accounts receivable	$102.7	$130.0
Notes receivable	175.6	147.6
Allowance for doubtful accounts	(4.3)	(3.1)

Current accounts and notes receivable, net	$274.0	$274.5

Long-term, net:
Notes receivable	$78.1	$52.0
Allowance for doubtful accounts	0.0	(0.3)

Long-term notes receivable, net	$78.1	$51.7

Total accounts and notes receivable, net	$352.1	$326.2

Accounts and notes receivable from international customers in Mexico, Argentina, Peru and Canada at March 31, 2011, were approximately: $54.1 million, $45.6 million, $27.6 million and $11.5 million, respectively while accounts and notes receivable from these same international countries at June 30, 2010, were $44.8 million, $28.1, $13.9 million and $11.6, respectively.

The following summarizes the components of total notes receivable, net at March 31, 2011:

	March 31, 2011	Balances that are over 90 days past due
Notes receivable:
Domestic	$90.8	$0.7
International	162.9	2.1

Notes receivable subtotal	253.7	2.8

Allowance for doubtful accounts	(1.2)	(1.1)

Total notes receivable, net	$252.5	$1.7

At March 31, 2011, 0.7% of our total notes receivable, net was due over 90 days.

On a routine basis, but at least quarterly, we evaluate our receivables individually and collectively, and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. We consider a variety of factors in this evaluation, including the receivables aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms and news related to individual customers, especially if the news calls into question the customer’s ability to fully pay balances owed. Our bad debt expense is most significantly impacted by bankruptcy filings by our casino customers and pre-bankruptcy reported exposures of individual casino customers. For customers in the United States, at the time a customer files for bankruptcy, we typically have a security interest in the gaming machines for that portion of the total receivable, but our receivables related to all other revenue sources are typically unsecured claims. Due to the significance of our gaming machines to the on-going operations of our casino customers, in a bankruptcy filing we may be designated as a key vendor, which can enhance our position above other creditors in the bankruptcy. Due to our successful collection experience and our continuing operating relationship with casino customers and their businesses, it is infrequent that we repossess gaming machines from a customer in settlement of outstanding accounts or notes receivable balances. In those instances where repossession occurs, to mitigate our exposure on the related receivable, the repossessed gaming machines are subsequently resold in the used gaming machine market, however we may not fully recover the receivable from this re-sale.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

We recorded $1.3 million of bad debt expense in the three months ended March 31, 2011, compared to $0.7 million in the three months ended March 31, 2010. In addition, we recorded $3.1 million of bad debt expense in the nine months ended March 31, 2011 compared to $1.8 million in the nine months ended March 31, 2010.

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

The following summarizes the receivables that had modification of financing terms during the quarter ended March 31, 2011:

	March 31, 2011
	# of Contracts	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic	16	$8.7	$8.7
International	6	6.8	6.8

Total financing term modifications (a)	22	$15.5	$15.5

(a)

The modifications completed during the three months ended March 31, 2011, primarily related to one domestic customer in which fifteen notes were restructured and consolidated into two notes aggregating approximately $7.5 million with an average term extension of ten months and a reduction in interest rates to current market rates and one international customer who owed approximately $5.8 million for which the original payment terms were extended by six months.

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

As of March 31, 2011, the only assets subject to fair value measurement in accordance with Topic 820 were investments in various money market funds totaling approximately $41.2 million. These money market investments are included in our cash and cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets and are considered Level 1 securities valued at quoted market prices.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and overhead. These components of cost of product sales also include licensing and royalty fees, inbound and outbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs.

Cost of gaming operations consists primarily of licensing and royalty fees, WAP jackpot expenses, telephone costs, gaming operations taxes and fees and spare parts.

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation, on-line gaming operations and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $4.9 million and $6.6 million for the three months ended March 31, 2011 and 2010, and $18.0 million and $18.3 million for the nine months ended March 31, 2011 and 2010, respectively.

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

Reclassifications

We reclassified Long-term notes receivable, net from Other assets, net in our Condensed Consolidated Balance Sheet at June 30, 2010 to conform to the current year’s presentation. This reclassification did not affect the reported amounts of total assets included in our Condensed Consolidated Balance Sheet.

Effective October 1, 2010, we reclassified capitalized software development costs from Property. Plant and Equipment to Intangible assets. See Note 2. “Principal Accounting Policies - Costs for Computer Software” to our Condensed Consolidated Financial Statements and the Notes thereto included in this report. This reclassification did not affect the reported amounts of total assets included in our Condensed Consolidated Balance Sheet.

Costs for Computer Software

        We purchase, license and incur costs of computer software which will be utilized in the products we sell or lease. Such costs are capitalized under FASB Topic 985, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“Topic 985”). According to Topic 985, costs incurred in creating computer software are charged to expense when incurred as research and development until technological feasibility has been established after which such costs are then capitalized up to the date the computer software is available for general release to customers. Generally, the computer software we develop reaches technological feasibility when a working model of the computer software is available. Computer software that we purchase or license for use in our products generally has been commercialized in our industry or other industries and has met the technological feasibility criteria prior to our purchase or license and, therefore, we capitalize the payments made for such purchase or license. Annual amortization of capitalized computer software costs is recorded on a product by product basis at the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of past and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life.

        For our game themes and operating system computer software, we have determined that such products reach technological feasibility when internal testing is complete and the product is ready to be submitted to the gaming regulators for approval. We incur regulatory approval costs for our game themes and operating system products after technological feasibility is achieved which we capitalize. Regulatory approval costs related to projects that are discontinued are expensed when the determination to discontinue is made.

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

        Based on revisions to our plans regarding the external distribution of our WAGE-NET® Networked Gaming system in the second quarter of fiscal year 2011 and because the software had previously reached technological feasibility but was still in the development stage awaiting approval by various gaming regulators of the commercial version of the computer software, we now treat costs associated with the development of our Network Gaming system under Topic 985. This change had no impact on the results of operations for the three or nine months ended March 31, 2011. As of October 1, 2010, we reclassified $34.4 million of capitalized computer software costs for the WAGE-NET Networked Gaming system from property and equipment to intangible assets. We will begin amortization of this intangible asset in the June 2011 quarter now that we have received the first gaming regulator’s approval of the commercial version of the Network Gaming system.

Other Principal Accounting Policies

For a description of our other principal accounting policies, see Note 2. “Principal Accounting Policies,” to the Consolidated Financial Statements and the Notes thereto in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-16, “Accruals for Casino Jackpot Liabilities” (“ASU No. 2010-16”), which clarifies when a casino entity is required to accrue a base jackpot liability. ASU No. 2010-16 will be effective for fiscal years beginning on or after December 15, 2010, which for WMS would be our fiscal year beginning July 1, 2011. Early adoption is permitted, but we do not intend to early adopt. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. We are currently evaluating the impact of applying the provisions of this guidance to our WAP accounting on our Consolidated Financial Statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”) to provide greater disclosure about an entity’s allowance for credit losses and the credit quality of its financing receivables. We adopted ASU No. 2010-20 as of December 31, 2010, and the adoption had no material impact on our Consolidated Financial Statements.

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

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$24.2	$33.0	$70.7	$79.3
After tax interest expense and amortization of issuance cost on convertible subordinated notes	0.0	0.0	0.0	0.5

Diluted earnings (numerator)	$24.2	$33.0	$70.7	$79.8

Basic weighted-average common shares outstanding	57.6	57.9	57.9	55.4
Dilutive effect of stock options	0.9	1.0	1.0	1.2
Dilutive effect of restricted common stock and warrants	0.4	0.4	0.4	0.4
Dilutive effect of convertible subordinated notes	0.0	0.8	0.0	3.3

Diluted weighted-average common stock and common stock equivalents (denominator)	58.9	60.1	59.3	60.3

Basic earnings per share of common stock	$0.42	$0.57	$1.22	$1.43

Diluted earnings per share of common stock and common stock equivalents	$0.41	$0.55	$1.19	$1.32

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	0.8	1.0	2.1	1.0

Included in our anti-dilutive common stock equivalents for the three months and nine months ended March 31, 2011 and 2010 are warrants to purchase 500,000 shares of our common stock that were issued to Hasbro Inc. and Hasbro International, Inc. These warrants were excluded from the calculation because the vesting criteria are contingent upon future events and were not met. See Note 10. “Stockholders’ Equity” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

5.	INVENTORIES

Inventories consisted of the following:

	March 31, 2011	June 30, 2010
Raw materials and work-in-process	$40.2	$42.9
Finished goods	29.2	14.9

Total inventories	$69.4	$57.8

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $2.2 million and $0.8 million for three months ended March 31, 2011 and March 31, 2010, respectively and $3.3 million and $2.1 million for the nine months ended March 31, 2011 and 2010, respectively. These charges are classified in cost of product sales in our Condensed Consolidated Statements of Income.

6.	INTANGIBLE ASSETS

General

Intangible assets recorded on our Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2011	June 30, 2010
Goodwill	$20.0	$17.9
Finite-lived intangible assets, net	138.0	91.5
Less: amounts shown as current finite-lived intangible assets, net	(14.0)	(10.3)

Total long-term intangible assets, net	$144.0	$99.1

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2011 include:

Goodwill balance at June 30, 2010	$17.9
Foreign currency translation adjustment	2.1

Goodwill balance at March 31, 2011	$20.0

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following:

	Useful Life (Years)	March 31, 2011			June 30, 2010
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1 - 15	$103.4	$(67.9)	$35.5	$92.4	$(58.3)	$34.1
Developed, licensed or acquired technologies	1 - 15	95.3	(15.8)	79.5	48.1	(14.0)	34.1
Patents, trademarks and other	4 - 17	34.2	(11.2)	23.0	32.5	(9.2)	23.3

Total		$232.9	$(94.9)	$138.0	$173.0	$(81.5)	$91.5

As of October 1, 2010, we reclassified $34.4 million of capitalized computer software costs for our Networked Gaming system from property and equipment to intangible assets. See Note 2. “Principal Accounting Policies - Costs for Computer Software” to our Condensed Consolidated Financial Statements and the Notes thereto included in this report.

The following table summarizes other additions to other intangible assets including amounts classified as current during the nine months ended March 31, 2011:

Total Additions
Finite-lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$11.0
Developed, licensed or acquired technologies	12.8
Patents, trademarks and other	1.7
Foreign currency translation adjustment	0.0

Total	$25.5

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Amortization expense for our finite-lived intangible assets was $3.7 million and $5.2 million for the three months ended March 31, 2011 and 2010, respectively, and $13.4 million and $15.8 million for the nine months ended March 31, 2011 and 2010, respectively.

The estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

2011 (remaining three months of fiscal year)	$8.6
2012	24.6
2013	17.6
2014	16.4
2015	11.6
Thereafter	59.2

The estimated future amortization reflects the amortization of our WAGE-NET Networked Gaming System (“NG”) beginning in the June 2011 quarter now that we received the first regulatory approval of the commercial version of the system. The estimated aggregate future intangible amortization as of March 31, 2011 does not reflect the $88.1 million of commitments we have for future payments for royalty advances and licensed or acquired technologies. If we determine that we may not realize the net book value of any of the finite-lived intangible assets or value of commitments, we would record an immediate charge against earnings up to the full amount of the value of these assets or commitments in the period in which such determination is made. See Note 12. “Commitments, Contingencies and Indemnifications” to the Condensed Consolidated Financial Statements and the Notes thereto included in this report.

7.	INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. The estimated effective income tax rate was approximately 34.9% and 27.0% for the three months ended March 31, 2011 and 2010, respectively, and 33.6% and 32.1% for the nine months ended March 31, 2011 and 2010, respectively. The effective tax rate for the nine months ended March 31, 2011, was favorably impacted by 3.0%, or $0.02 per diluted share as a result of the retroactive reinstatement of the Federal Research and Development tax credit for the period January 1, 2010, through June 30, 2010. In the March 2010 quarter we had several discrete income tax items that netted out to a lower effective income tax rate which increased diluted earnings per share by $0.06; primarily the completion of Federal income tax return audits by the Internal Revenue Service for fiscal 2004 through fiscal 2007 that resulted in a reduction of our liability for uncertain tax positions by $4.6 million, or a $0.07 per diluted share benefit, partially offset by the expiration of the R&D tax credit legislation effective as of December 31, 2009, which had the impact of reducing our earnings per diluted share by $0.01. We expect our effective tax rate will be between 35% and 36% for the June 2011 quarter.

At March 31, 2011, the total unrecognized tax benefits, including accrued interest and penalties of $0.3 million (net of the federal benefit), were $4.4 million, which represent the portion that, if recognized, would reduce the effective income tax rate.

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

We currently have a revolving credit agreement with a group of five banks. The revolving credit agreement provides for borrowings up to $150 million through September 30, 2012, with the ability to expand the facility to $200 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires, whether or not we have current borrowings outstanding, that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock, or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.0x, and is computed as total indebtedness outstanding at the end of each quarter divided by the trailing twelve months earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges (“Adjusted EBITDA”) as defined in the agreement. The minimum interest coverage ratio is 2.5x and is computed as trailing twelve months Adjusted EBITDA divided by trailing twelve months interest charges as defined in the revolving credit agreement.

The revolving credit agreement also defines permitted restricted payments related to cash dividends, cash repurchases of our common stock and at March 31, 2011, based upon the leverage ratio as defined, no limitations exist for permitted restricted payment purposes. The agreement also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions. At March 31, 2011, and June 30, 2010, we maintained an aggregate cash balance of $19.3 million in non-interest bearing accounts with two of the banks in the revolving credit facility.

A breach of any of the covenants or the inability to comply with the required financial ratios could result in a default under the credit facility. In the event of such default, the lenders could elect to declare all borrowings outstanding, if any, under the credit agreement, together with any accrued interest and other fees, to be due and payable.

At March 31, 2011, we were in compliance with all of the negative covenants and financial ratios required by our revolving credit facility.

At March 31, 2011, we had no debt outstanding under our revolving credit facility.

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

Common Stock Repurchase Program

On August 2, 2010, our Board of Directors announced it was terminating the existing share repurchase program and replacing it with a new $300 million share repurchase program that expires on August 2, 2013. The timing and actual number of shares repurchased will depend on market conditions. During the nine months ended March 31, 2011, we purchased approximately 3.5% of our common shares outstanding, or 2.1 million shares, in open market purchases for approximately $80.0 million at an average cost of $38.26 per share, while during the nine months ended March 31, 2010, we purchased 1.0 million shares for approximately $40.0 million at an average cost of $39.32. At March 31, 2011, we had approximately $220 million remaining of our current share repurchase authorization.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Equity Compensation Plan

A summary of information with respect to share-based compensation expense included in our Condensed Consolidated Statements of Income for the nine months ended March 31 are as follows:

	2011	2010
Selling and administrative	$9.8	$9.8
Research and development	5.3	4.9
Cost of product sales	0.1	0.2

Share-based compensation expense included in pre-tax income	15.2	14.9
Income tax benefit related to share-based compensation	(5.8)	(5.6)

Share-based compensation expense included in net income	$9.4	$9.3

Diluted earnings per share impact of share-based compensation expense	$0.16	$0.15

Stock Options

For the nine months ended March 31, 2011, we granted stock options to members of our Board of Directors and certain of our employees. The number of options awarded to each person varied. For options granted in the nine months ended March 31, 2011, the range in fair value on the dates of grant was from $10.96 – $19.61 per share based on the Black-Scholes calculation using the following range of assumptions and depending on the characteristics of the option grant: risk-free interest rates between 0.5% –1.48%; expected life between 2.0 – 4.0 years; expected volatility of 0.50 and 0.0% dividend yield. Stock option activity was as follows for the nine months ended March 31, 2011:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2010	3.9	$26.42	4.93	$52.2
Granted	1.1	39.53
Exercised	(0.5)	19.49
Expired or Cancelled	0.0	0.0
Forfeited	(0.1)	36.80

Stock options outstanding at March 31, 2011	4.4	$30.16	4.85	$31.5

Stock options exercisable at March 31, 2011	2.5	$24.97	4.07	$27.3

(1)	Intrinsic value is defined as the amount by which the fair market value of the underlying stock exceeds the exercise price of a stock option.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Restricted Stock Awards Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors, which vest from a range of two to four years on the grant-date anniversary. Restricted stock share and restricted stock unit activity was as follows for the nine months ended March 31, 2011:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2010	0.2	$30.21
Granted	0.0	0.00
Vested	(0.1)	33.70

Nonvested balance at March 31, 2011	0.1	$29.15

	Restricted Stock Units (including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2010	0.3	$34.31
Granted	0.1	39.01
Vested	(0.1)	33.42

Nonvested balance at March 31, 2011	0.3	$36.28

(1)	For restricted stock and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

In September 2010, we granted equity-based performance units, which will vest in 2013 upon achievement of performance goals set by our Board of Directors. The number of shares of stock ultimately issued to participants will depend on the extent to which the financial performance goals over the three-year period ended June 30, 2013 are achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. In August 2010, shares related to the equity-based performance units with a three-year measurement period ending June 30, 2010, were issued in accordance with the performance matrix approved at grant date in 2007. Equity-based performance unit activity was as follows for the nine months ended March 31, 2011:

	Equity- based Performance Units	Weighted Average Grant- Date Fair Value (1)
Nonvested balance at June 30, 2010	0.3	$34.13
Granted	0.1	39.01
Vested at 145% of target	(0.1)	30.55
Forfeited	0.0	0.00

Nonvested balance at March 31, 2011	0.3	$36.89

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. For the nine months ended March 31, 2011, 45,536 shares were purchased under this plan at an average cost of $32.80.

10.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$24.2	$33.0	$70.7	$79.3
Foreign currency translation adjustment	2.9	(5.0)	8.2	(4.8)

Total comprehensive income	$27.1	$28.0	$78.9	$74.5

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $4.0 million and $1.8 million for the nine months ended March 31, 2011 and 2010, respectively.

As of October 1, 2010, we reclassified $34.4 million of capitalized computer software costs for our Networked Gaming system from property and equipment to intangible assets. See Note 2. “Principal Accounting Policies - Costs for Computer Software” to the Condensed Consolidated Financial Statements and the Notes thereto included in this report.

12.	COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

At March 31, 2011, we had total royalty and license fee advances and payments made and potential future royalty and license fee commitments as follows:

Minimum Commitments
Total royalty and license fee commitments	$280.5
Advances and payments made	(192.4)

Potential future payments	$88.1

As of March 31, 2011, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2011 (remaining three months of fiscal year)	$2.1
2012	15.5
2013	16.8
2014	16.9
2015	15.3
Thereafter	21.5

Total	$88.1

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders were approximately $7.2 million at March 31, 2011, and $3.2 million at June 30, 2010.

Performance Bonds

We have performance bonds outstanding of $5.3 million at March 31, 2011, of which $1.0 million is to one customer, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. At March 31, 2011, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of March 31, 2011, we were not aware of any obligations arising under these agreements that would require material payments.

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

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain suppliers and government agencies totaled $0.7 million at March 31, 2011.

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Product Warranty

Effective January 1, 2011, we generally warrant our new gaming machines sold in the U.S. for a period of 365 days, while we generally warrant our gaming machines sold internationally for a period of 180 days to one year. Our warranty costs have not been significant.

13.	LITIGATION

On April 9, 2010, B Plus Giocologale Ltd. (“B Plus”) filed an action against WMS Gaming International SL (Spain), WMS International SL (Italy) and WMS International SL (the Netherlands) in the tribunal civil court in Rome, Italy. WMS Gaming International SL is an indirect, wholly owned subsidiary of WMS. The complaint contains two counts, alleging (i) breach of contract arising from WMS’ termination of a sales order to supply certain slot machines and (ii) pre-contractual liability arising from WMS’ decision to terminate negotiation relating to potential distribution of WMS products in the Italian market. The complaint seeks aggregate damages of €141.8 million or such other amount, which the court may award. Under the current schedule for this matter, WMS’ preliminary response and defense brief were filed in December 2010 and argued in January 2011. On February 18, 2011, B Plus withdrew its breach of contract claim, effectively reducing the damages sought to approximately €127.2 million, but reserved the right to re-file the claim in another jurisdiction or proceeding, Following a further hearing on April 27, 2011, the parties are awaiting a ruling from the judge on whether any further evidence is needed or if the matter may be decided without further evidence.

On February 21, 2011, WMS Gaming Inc. initiated an action in the Commercial Court of the High Court of Justice, Queen’s Bench Division, in London, England against B Plus for declaratory relief of no liability for the alleged breach of contract or pre-contractual liability claims of B Plus. On April 26, 2011, B Plus filed a counterclaim in the London proceeding asserting its claim for breach of contract in connection with the termination of the sales order.

While it is too early in this case to predict the outcome of these proceedings or the extent of any liability that WMS may have, we believe that we have a strong defenses and intend to vigorously defend against these claims.

14.	SUBSEQUENT EVENTS

From April 28, 2011, through May 6, 2011, we purchased approximately 0.2 million shares of our common stock in the open market for approximately $5.1 million at an average cost of $33.09 per share. After these purchases, we had approximately $215 million remaining on our current share repurchase authorization.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30. 2010 filed with the Commission on August 26, 2010 (“Form 10-K”). This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Cautionary Note” and Item 1A. “Risk Factors” in our Form 10-K. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment.

As used in this Report, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following: G2E is a registered trademark of the American Gaming Association and Reed Elsevier Inc.; G2S® and S2S® are registered trademarks of the Gaming Standards Association; The Lord of the Rings© 2011 New Line Productions, Inc. All rights reserved. The Lord of the Rings: The Fellowship of the Ring, The Lord of the Rings: The Two Towers, The Lord of the Rings: The Return of the King and the names of the characters, items, events and places therein are trademarks of The Saul Zaentz Company d/b/a Middle-earth Enterprises under license to New Line Productions, Inc.

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming venues worldwide. We generate revenue in two principal ways: product sales and gaming operations, as further described below. Our gaming machines are installed in all of the major regulated gaming jurisdictions in the United States, as well as in over 100 international gaming jurisdictions. In fiscal 2010 and fiscal 2011, we expanded the markets where we directly distribute our products by launching directly into Class II gaming markets in the United States and entering the markets in Mexico and New South Wales, Australia. We had previously served these markets through content licensing agreements with third parties for our game themes. In fiscal 2012, we expect to further penetrate these new markets and to expand our distribution channels to provide fully networked gaming business service solutions to our customers that are aimed at increasing the revenue generating capabilities and operational efficiency of casino gaming floors. These solutions use industry standard communication protocols in order to be interoperable with our competitor’s games and gaming systems that utilize the industry standard communication protocols. In the December 2010 quarter, we launched an online casino site for residents in the United Kingdom, although we did not begin to market the site until February 2011.

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar 2010 and even fewer anticipated in calendar 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. In anticipation of the further lengthening of the replacement cycle and in response to the challenging economic environment, we reduced the number of new employees we previously planned to hire, and took actions to contain non-payroll related spending while still supporting our growing revenue base. In fiscal 2010 and so far in fiscal 2011, we remained focused on controlling spending and prioritizing capital expenditures and other discretionary items. The economic crisis lowered the number of new units we sold in fiscal 2009, and this continued in the first half of fiscal 2010. For the first three quarters of calendar 2010, we experienced modest year-over-year increases however in the December 2010 and March 2011 quarters our year over year units sold declined 13.5%.

We had expected that with our launch of our network gaming-enabled Bluebird®2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level for the past several years. However, as discussed above, the economy slowed just as these new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. The same result occurred with our launch in the June 2010 quarter of our new Bluebird xD™ gaming machine, as that product line, which is complementary to our Bluebird2 product line and has a higher price, accounted for 20.7% of the new units shipped globally in the March 2011 quarter. We believe that as the economy improves and gaming operators see meaningful improvements in their profitability and cash flows, they will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict when this will occur or the rate of increase in their capital budgets. In addition, we expect to experience an increase in demand from casino expansions and casino openings in new and expanding gaming jurisdictions beginning in calendar 2012.

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

Product Sales

Product sales revenue includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, parts, conversion kits (including game theme, hardware or operating system conversions) and gaming-related systems for smaller international gaming operators. We derive product sales revenue from the sale of the following:

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

➢	Replacement parts and conversion kits for our Bluebird, Bluebird2, Bluebird xD, Twinstar, Twinstar2, Helios and CPU-NXT®2 upgrade kits;

➢	Used gaming machines manufactured by us or our competitors that are acquired on a trade-in basis or that we previously placed on a participation basis; and

➢	Gaming-related systems, including linked progressive systems and slot accounting systems applicable to smaller international casinos.

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

OUR FOCUS

We continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new and expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers, the lack of meaningful improvement in their profitability and cash flows and the risk of continued economic uncertainty. We believe that gaming operators’ replacement capital budgets will be relatively flat in calendar 2011 from calendar 2010.

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

Quarter Ended March 31, 2011 Result: The United States and Canadian replacement cycle has been abnormally low for several years and the challenges facing our industry and the overall economy have continued, all of which have reduced overall industry demand. We believe capital budgets for replacing gaming machines for calendar 2011 will be flat with calendar 2010; however, new casino openings and casino expansions are expected to decline over prior year levels. In this challenging environment, our year-over-year new unit shipment volumes were lower by 15.3% for the three months ended March 31, 2011, from the prior year period for U.S. and Canadian shipments, mostly due to new units shipped in early April which we were not able to fulfill as originally expected in the March quarter combined with fewer new casino openings and expansions.

To further diversify our revenue streams, we directly entered the Class II and central determinant market in fiscal 2010 following expiration of our previous licensing agreements for those markets. To serve this market, we initially entered into an agreement to utilize the central determinant system capabilities of Bluberi Gaming Technologies Inc. (“Bluberi”) and we expect to combine our existing library of for-sale games with this proven system for the Class II and central determinant markets. In the December 2010 quarter, we acquired a copy of the central determinant system software from Bluberi, which enables us to directly provide the system to customers and have better control over the system and its ongoing development and to be more responsive to our customers’ needs.

We are dependent, in part, on innovative new products, casino expansions, continued market penetration and new market opportunities to generate growth. We launched our new Bluebird xD gaming machine late in the June 2010 quarter and, given initial customer response, we expect strong demand for this new product throughout fiscal 2011. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in the three months ended March 31, 2011 such expenses totaled $27.7 million or 14.4% of revenues, up $1.0 million, or 3.7%, compared to the prior year period. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

2.	Strategic Priority: Expand the breadth and profitability of our international business.

Quarter Ended March 31, 2011 Result: During the three months ended March 31, 2011, international new unit shipments increased 5.0% from the prior year period, as growth in Mexico and New South Wales, Australia, coupled with modest growth in Asia and Latin America, more than offset lower shipments to Europe which remains impacted by the challenging economic environment. Shipments to international markets represented 38.6% of our total new unit shipments in the three months ended March 31, 2011, compared with 33.6% for the prior year period. In fiscal 2010, we directly entered the new market in Singapore and entered two new international markets to WMS that we had previously served through content licensing arrangements: New South Wales, Australia and Mexico. In the March 2010 quarter in New South Wales, Australia, we began shipping products as our distributor received regulatory approval for our Bluebird2 gaming machine and the first three game themes. We have since received additional game theme approvals, received approvals for our Transmissive Reels® gaming machines and due to the popularity and earnings performance of our products, shipments and revenues continued to increase. We expect to ship more units to these markets in fiscal 2011 than in fiscal 2010. In November 2010, we signed our first agreement with one of the operators for the new VLT market in Italy and expect to begin a field trial of our products in June 2011. We consider this to be particularly important as more international markets, like Italy, consider VLT’s and electronic bingo as a path to gaming expansion. Although much effort is still needed before the first revenue-earning WMS gaming machines are approved in Italy, we anticipate we will see the first shipments in late calendar 2011, which will be operating lease agreements rather than product sales. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We also launched the new Bluebird xD gaming cabinet late in the June 2010 quarter, which are benefiting our shipments into the international markets in fiscal 2011.

3.	Strategic Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Quarter Ended March 31, 2011 Result: Gaming operations revenues were lower by $1.1 million to $72.5 million in the March 2011 quarter, reflecting a 2.1% decrease in the average installed base to 10,021 participation units and a modest decrease in our average daily revenue to $76.14 compared with $76.37 a year ago, but up $1.75 from the December 2010 quarter. Our focus in fiscal 2010 and fiscal 2011 is to increase the percentage of the installed base units with revenues based on a percentage of coin-in, as they generate the highest gross profit dollar contribution of our three lease pricing models. We were successful in this effort as coin-in gaming machines grew from 34.6% of the installed base at March 31, 2010 to 38.3% of the installed base at March 31, 2011. We implemented a shift in strategy in fiscal 2007 to focus on return on investment of our gaming operations assets, which includes limiting the number of gaming machines for a new theme at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. As we receive approvals for new participation games we have been implementing a program to replace our installed base of Bluebird gaming machines with new Bluebird2 gaming machines. As a result we expect that capital spent on gaming operations equipment in fiscal 2011 and fiscal 2012 will be higher than in fiscal 2010. We expect with a larger number of new participation game themes being launched in the second half of fiscal 2011 that our installed base will increase during the June 2011 quarter.

4.	Strategic Priority: Improve our gross margins and operating margins.

Quarter Ended March 31, 2011 Result: Our operating margin decreased 440 basis points to 18.1% for the three months ended March 31, 2011, from 22.5% for the prior year period. The percentage of lower margin product sales revenues decreased to 62.4% of total revenues in the March 2011 quarter compared to 62.7% last year, while higher margin gaming operations revenues grew slightly to 37.6% of total revenues this period compared to 37.3% last period. In addition we implemented cost containment initiatives in the March 2011 quarter that resulted in research and development, depreciation and selling and administrative expenses increasing by only $0.8 million over the March 2010 quarter. However these favorable impacts were more than offset by a decline in our product sales gross margin to 48.6% in this year’s period from 53.5% last year due to lower initial product sales margin on the new Bluebird xD units, higher sales of lower margin used gaming machines compared to the prior year period coupled with a declining margin on such units, additional costs incurred to fulfill orders received after our normal cut-off times and changes to existing orders received late in the quarter and lower sales of higher margin conversion kits compared to the prior year period. We are still implementing our lean sigma and strategic sourcing initiatives to improve quality and eliminate waste to increase our margins, and we continue to expect to realize positive results. We believe these initiatives will continue to drive margin improvement in future years, especially with the new Bluebird xD product line, where we expect to improve gross margins to be comparable to our Bluebird2 product line. In the future, we expect to benefit from higher average selling prices and lease revenues coupled with an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing the cost per unit. We also expect our gaming operations business will expand with both the installed base and revenue per day increasing. In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. For the March 2011 quarter our research and development spending increased to 14.4% as a percentage of revenues up from 13.5% of revenues in the prior year period and includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines. We expect that our research and development expenses will be around 15% as a percentage of revenue for all of fiscal 2011 as we commit additional resources to advance our product innovations. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins. Our selling and administrative expenses decreased by 50 basis points as a percentage of revenues in the three months ended March 31, 2011, and our depreciation expense increased by 100 basis points as a percentage of revenue for the three months ended March 31, 2011. We expect selling and administrative expenses to decline as a percentage of revenues in fiscal 2011, but due to higher capital spending in our gaming operations business and the launch of both the networked gaming and our online gaming business in fiscal 2011, we expect depreciation expense to increase as a percentage of revenues.

5.	Strategic Priority: Increase our cash flow from operations.

Quarter Ended March 31, 2011 Result: For the three months ended March 31, 2011, cash flow provided by operating activities was $56.2 million, a $15.0 million increase from a net cash provided in operating activities of $41.2 million in the March 2010 quarter. The quarterly results reflect a year-over-year positive impact from depreciation, other non-cash expenses, tax benefit related to the exercise of stock options and a favorable impact from operating asset and liability changes resulted from a combination of a decrease in our total accounts and notes receivable and a lower increase in inventories, other non-current assets and increases in accounts payable, partially offset by a decrease in net income, amortization, share-based compensation and deferred income taxes. Our cash flows from investing activities were higher due to an accelerated effort to replace our Bluebird participation gaming machines with new Bluebird2 and Bluebird xD gaming machines and slightly higher capital spending on property, plant and equipment. During the March 2011 quarter, our investment in gaming operations equipment totaled $17.4 million, compared to the $10.4 million invested in the prior year period. The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to develop, license and acquire advanced technologies and intellectual property; seek acquisitions that can extend our presence and product lines, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the three months ended March 31, 2011, our research and development spending increased $1.0 million over the prior year and we invested $12.8 million on property, plant and equipment and $17.4 million on additions to gaming operations equipment, we incurred $4.7 million to develop, license or acquire intangible and other assets and we funded approximately $30.0 million of common stock repurchases.

Networked Gaming

We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, new applications, game functionality and system-wide features can be enabled on the gaming machines from the remote server. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and, in time, will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2011 leading up to the launch of our WAGE-NET NG system resulting from the April 21, 2011 receipt of our first regulatory approval for the system and first portal application and theme from Gaming Laboratories International, Inc. (GLI).

Our vision for NG expands on the basic functionality of downloadable games, remote configuration of betting denominations and server-based game outcomes, and emphasizes enhanced game play and excitement for the player. In a networked environment, we believe game play will no longer be limited to an individual gaming machine; rather, we believe NG will permit game play to be communal among many players. We also expect that with networked gaming machines we will be able to offer system-wide features and game functionality along with applications that add value to casino operators’ operations. We will continue NG development, working with our competitors and customers to ensure the future is powered by an open architecture approach where games, networks, servers and software from multiple suppliers are compatible with each other through the use of industry standard communication protocols.

Our path to the NG marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of NG systems. Beginning in fiscal 2007, we introduced a series of products and functionalities, all building towards NG systems, including our Community Gaming® participation product line, our CPU-NXT2 operating system and platform, which is also the basis for our server-enabled Bluebird2 and Bluebird xD gaming machines, Adaptive Gaming®, and interoperability of our WAGE-NET system, Bluebird2 gaming machines using the CPU-NXT2 operating system and progress on inter operability with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association (“GSA”): G2S and S2S.

We have begun to receive regulatory approvals of WAGE-NET, the Ultra Hit Progressive (“UHP”) family of portal applications, and Jackpot Explosion™, the first theme in the UHP family in late April 2011 and we will now begin installing this commercial version of the software by converting the 11 current beta sites to the commercial version of the software over the coming months. We began a field trial of the Jackpot Explosion application on the commercial version of WAGE-NET at a popular off-strip casino in Las Vegas and now expect that the gaming regulators in Nevada will approve the commercial version of both WAGE-NET and Jackpot Explosion in summer 2011.

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

Common Stock Repurchase Program

See Note 9. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” and Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements and Notes thereto included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and Note 2. Principal Accounting Policies – “Revenue Recognition” to the Consolidated Financial Statements included in that report. We have not made any changes in critical accounting policies and estimates during the nine months ended March 31, 2011.

RESULTS OF OPERATIONS

Seasonality

See Note 1. “Basis of Presentation and Business Overview” to the Condensed Consolidated Financial Statements and Notes thereto included in this report.

Impact of Inflation

During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators for the three months ended March 31, 2011 and 2010. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Three Months Ended March 31,		Increase (Decrease)		Percent Increase (Decrease)
	2011	2010
Product Sales Revenues
New unit sales revenues	$99.9	$105.7	$(5.8)		(5.5)%
Other product sales revenues	20.3	18.2	2.1		11.5

Total product sales revenues	$120.2	$123.9	$(3.7)		(3.0)

New units sold	6,058	6,618	(560)		(8.5)
Average sales price per new unit	$16,492	$15,976	$516		3.2
Gross profit on product sales revenues(1)	$58.4	$66.3	$(7.9)		(11.9)
Gross margin on product sales revenues(1)	48.6%	53.5%	(490	)bp	(9.2)

Gaming Operations Revenues
Participation revenues	$68.7	$70.4	$(1.7)		(2.4)
Other gaming operations revenues	3.8	3.2	0.6		18.8

Total gaming operations revenues	$72.5	$73.6	$(1.1)		(1.5)

Installed Participation Base, with Revenues based on:
Percentage of coin-in units at period end(2)	3,829	3,557	272		7.6
Percentage of net win units at period end(2)	3,107	3,317	(210)		(6.3)
Daily lease rate units at period end(2)	3,066	3,413	(347)		(10.2)

Total installed participation base at period end	10,002	10,287	(285)		(2.8)

Average participation installed base units	10,021	10,237	(216)		(2.1)
Average revenue per day per participation unit	$76.14	$76.37	$(0.23)		(0.3)

Installed casino-owned daily fee units at period end	384	444	(60)		(13.5)
Average casino-owned daily fee unit installed base	407	434	(27)		(6.2)

Gross profit on gaming operations revenues(1)	$58.6	$59.6	$(1.0)		(1.7)
Gross margin on gaming operations revenues(1)	80.8%	81.0%	(20	)bp	(0.2)

Total revenues	$192.7	$197.5	$(4.8)		(2.4)
Total gross profit(1)	$117.0	$125.9	$(8.9)		(7.1)
Total gross margin(1)	60.7%	63.7%	(300	)bp	(4.7)
Total operating income	$34.8	$44.5	$(9.7)		(21.8)
Total operating margin	18.1%	22.5%	(440	)bp	(19.6)

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.
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

Revenues and Gross Profit

Total revenues for quarter ended March 31, 2011, decreased 2.4% or $4.8 million, over the March 2010 quarter, reflecting:

➢	A $5.8 million, or 5.5%, decrease in new unit sales revenue as a result of:

➢	A 560 unit, or 8.5%, decrease in new units sold as:

➢

$7.3 million of new units shipped in early April which originally were expected to ship in the March 2011 quarter (and an additional $0.7 million of used games also shipped in April that were also expected to ship in March 2011).

➢	New units sold in the United States and Canada totaled 3,720 units, a decrease of 15.3%, primarily due to the new units that did not ship until April 2011;

➢

International new units sold increased 5.0% from the prior year to 2,338 units, and represented 38.6% of global shipments up from 33.6% in the prior period reflecting increased market penetration in Mexico and New South Wales, Australia, new markets we first entered directly in fiscal 2010, which more than offset the impact of continuing economic challenges across the European markets; and

➢	Sales of mechanical reel products totaled 1,285 units, or approximately 21.2% of total new units sold compared to 33.5% of units sold in the prior year, partially offset by;

➢

A 3.2% increase in the average selling price of new gaming machines to $16,492 principally reflecting a greater sales mix of premium-priced products, including the sale of approximately 5,600 Bluebird2 and Bluebird xD gaming machines, representing approximately 92.3% of our total new unit sales compared to approximately 5,900 Bluebird2 gaming machines sold, or 89.3% of new unit sales, in the March 2010 quarter. Sales of new Bluebird xD units, which we launched in late June 2010, accounted for 20.7% of new units sold in the March 2011 quarter; and

➢

A $2.1 million, or 11.5%, increase in other product sales revenues, reflecting higher revenues from lower-margin used gaming machines, partially offset by lower conversion revenues and lower SiP revenues:

➢	We sold approximately 2,500 used gaming machines at a lower price during the March 2011 quarter, compared to approximately 2,200 used gaming machines in the prior year period; and

➢	We earned revenue on approximately 2,200 conversion kits in the March 2011 quarter, compared to approximately 3,000 conversion kits in the prior year period,

➢	Participation revenues were lower by $1.1 million or 1.5% due primarily to:

➢

A 2.1% decrease, or 216 units, in the average installed base of participation gaming machines in the March 2011 quarter driven by the timing of new product introductions and installations. The percentage of coin-in units in the installed base at March 31, 2011 was 7.6% or 272 units higher than at March 31, 2010, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels WAP product lines, and the continuing roll-out of our new THE LORD OF THE RINGS participation game. The percentage of net win units decreased by 210 units and the daily lease rate units decreased by 347 units, primarily due to certain game series coming to the end of their product life cycle. The percent of coin-in units in the installed base increased to 38.3% of the installed base from 34.6% of the installed base at March 31, 2011, from March 31, 2010; and

➢	Overall average revenue per day was virtually flat at $76.14.

➢

A $0.6 million, or 18.8%, increase in other gaming operations revenues as we experienced higher revenues in our Class II and initial revenues from our new online gaming operations, which was partially offset by lower royalty revenue as license agreements for certain markets came to the end of the license term and we elected to not renew such agreements so we can directly enter these markets, such as Class II, Mexico and Australia.

Total gross profit, as used herein excluding depreciation and distribution expense, decreased by 7.1%, or $8.9 million, to $117.0 million for the quarter ended March 31, 2011, from $125.9 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $4.9 million and $6.6 million in the quarters ended March 31, 2011 and 2010, respectively, in selling and administrative expenses. The gross profit declined $8.9 million between the March 2010 quarter and the March 2011 quarter due to lower product sales revenues and lower product sales margin and our overall gross margin decreased to 60.7% in the March 2011 quarter from 63.7% in the prior year period as:

➢

Gross margin on product sales revenues was 48.6% for the March 2011 quarter, compared to 53.5% for the prior year period. Gross margin for the March 2011 quarter reflects: lower initial gross margin on our new Bluebird xD gaming machines as we roll out this new product, Bluebird xD units being a higher percentage of total new unit shipments and higher revenues from lower margin other product sales revenues, particularly higher low-margin used gaming machine revenues coupled with declining margin on such revenues, lower high margin conversion revenue and additional costs incurred related to fulfilling orders that were received late in the quarter or late changes to orders; and

➢

Gross margin on gaming operations revenues was 80.8% for the three months ended March 31, 2011, compared to 81.0% from the prior year period, reflecting a greater number percentage of coin-in gaming machines in the installed base, which have a lower gross margin combined with unfavorable WAP jackpot expense experience, slightly higher licensing costs and lower average daily revenue per day.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended March 31,
	2011		2010		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$27.7	14.4%	$26.7	13.5%	$1.0	3.7%
Selling and administrative	36.1	18.7	38.0	19.2	(1.9)	(5.0)
Depreciation	18.4	9.5	16.7	8.5	1.7	10.2

Total operating expenses	$82.2	42.6%	$81.4	41.2%	$0.8	1.0%

Research and development expenses increased 3.7% to $27.7 million in the March 2011 quarter, compared to $26.7 million in the prior year period. The year-over-year increase reflects:

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢	Higher costs to accelerate new applications for our Casino Evolved™ suite of innovative, high-value products in preparation for the launch of Networked Gaming at the end of the March 2011 quarter;

➢	Increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above; partially offset by

➢	Cost containment measures we implemented, including the impact of lower performance-based incentives.

Selling and administrative expenses decreased 5.0%, or $1.9 million, to $36.1 million in the March 2011 quarter compared to $38.0 million in the prior year period. Selling and administrative expenses as a percentage of revenues decreased 50 basis points. The year-over-year change includes:

➢	Increased payroll-related costs primarily related to headcount increases to support international expansion, our new online gaming business in the United Kingdom and overall growth in our business;

➢	An increase in consulting expense of $1.2 million due to technology consulting to upgrade our Oracle ERP system and an increase in legal expense; more than offset by

➢	Cost containment measures we implemented, including the impact of lower performance-based incentives.

Depreciation expense increased by $1.7 million to $18.4 million in the quarter ended March 31, 2011 compared to $16.7 million in the prior year period. This increase reflects depreciation on our greater investment in gaming operations equipment over the last nine months.

Operating Income and Operating Margin

Our operating income decreased by $9.7 million or 21.8% in the March 2011 quarter on a 2.4% decrease in total revenues. For the quarter ended March 31, 2011, our operating margin of 18.1% represented a 440 basis point decrease from the 22.5% operating margin achieved in the prior year period. This decrease reflects lower gross profit and the impact of $1.0 million in higher research and development costs.

Interest Expense

We incurred interest expense of $0.3 million and $0.4 million for the quarters ended March 31, 2011 and 2010, respectively.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net increased by $1.6 million to $2.7 million for the quarter ended March 31, 2011, compared to $1.1 million for the prior year period, primarily due to increases in interest income arising from increased extended payment term notes receivable.

Income Taxes

The estimated effective income tax rates were approximately 34.9% and 27.0% for the quarters ended March 31, 2011 and 2010 respectively.

The March 2011 quarter estimated effective tax rate reflects;

➢	The research and development tax credit;

➢	Decreased net income over the prior year quarter;

➢	Higher domestic manufacturing deduction due to a rate increase from 6% to 9%;

➢	Increased impact of permanent tax items.

The March 2010 quarter estimated effective tax rate reflects:

➢

Impact of the completion of the Internal Revenue Service income tax audits for the years 2004 through 2007 which resulted in a reduction of our taxes liability by $4.6 million for certain discrete tax items.

➢	Increased impact of permanent tax items in the first nine months of fiscal 2010; partially offset by

➢	Increased net income over fiscal 2009; and

➢	Impact of the expiration of the Federal research and development tax credit as of December 31, 2009.

Earnings Per Share

Diluted earnings per share decreased 25.5% to $0.41 for the quarter ended March 31, 2011, from $0.55 for prior year period. Our diluted earnings per share for the three months ended March 31, 2010, includes a $0.07 per diluted earnings per share benefit from discrete income tax items, primarily related to the favorable completion of the Federal income tax audits through fiscal 2007, partially offset by a $0.01 per diluted earnings per share reduction resulting from the expiration of the Federal research and development tax credit as of December 31, 2009.

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators for the nine months ended March 31, 2011 and 2010. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Nine Months Ended March 31,		Increase (Decrease)		Percent Increase (Decrease)
	2011	2010
Product Sales Revenues
New unit sales revenues	$292.9	$277.5	$15.4		5.5%
Other product sales revenues	65.7	48.3	17.4		36.0

Total product sales revenues	$358.6	$325.8	$32.8		10.1

New units sold	17,706	17,868	(162)		(0.9)
Average sales price per new unit	$16,541	$15,532	$1,009		6.5
Gross profit on product sales revenues(1)	$176.6	$170.9	$5.7		3.3
Gross margin on product sales revenues(1)	49.2%	52.5%	(330	)bp	(6.3)

Gaming Operations Revenues
Participation revenues	$211.0	$214.8	$(3.8)		(1.8)
Other gaming operations revenues	10.5	11.1	(0.6)		(5.4)

Total gaming operations revenues	$221.5	$225.9	$(4.4)		(1.9)

Installed Participation Base, with Revenues based on:
Percentage of coin-in units at period end(2)	3,829	3,557	272		7.6
Percentage of net win units at period end(2)	3,107	3,317	(210)		(6.3)
Daily lease rate units at period end(2)	3,066	3,413	(347)		(10.2)

Total installed participation base units at period end	10,002	10,287	(285)		(2.8)

Average participation installed base units	10,184	10,277	(93)		(0.9)
Average revenue per day per participation unit	$75.65	$76.27	$(0.62)		(0.8)

Installed casino-owned daily fee units at period end	384	444	(60)		(13.5)
Average casino-owned daily fee unit installed base	399	430	(31)		(7.2)

Gross profit on gaming operations revenues(1)	$177.5	$182.4	$(4.9)		(2.7)
Gross margin on gaming operations revenues(1)	80.1%	80.7%	(60	)bp	(0.7)

Total revenues	$580.1	$551.7	$28.4		5.1
Total gross profit(1)	$354.1	$353.3	$0.8		0.2
Total gross margin(1)	61.0%	64.0%	(300	)bp	(4.7)
Total operating income	$100.8	$115.5	$(14.7)		(12.7)
Total operating margin	17.4%	20.9%	(350	)bp	(16.7)

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.
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

Revenues and Gross Profit

Total revenues for the nine months ended March 31, 2011, increased 5.1% or $28.4 million, over the nine months ended March 31, 2010, reflecting:

➢	A $15.4 million, or 5.5%, increase in new unit sales revenue as a result of:

➢

A 6.5% increase in the average selling price of new gaming machines to $16,541, principally reflecting a greater sales mix of premium-priced products, including the sale of approximately 16,500 Bluebird2 and Bluebird xD gaming machines, representing approximately 93.2% of our total new unit sales, compared to approximately 14,500 Bluebird2 gaming machines sold, or 81.1% of new unit sales, in the nine months ended March 31, 2010, partially offset by;

➢	A 162 unit, or 0.9%, decrease in new units sold as:

➢

$7.3 million of new units shipped in early April which originally were expected to ship in the March 2011 quarter (and in addition $0.7 million of used games also shipped in April 2011 that were also expected to ship in March 2011);

➢

New units sold in the United States and Canada totaled 10,813 units, a decrease of 8.3%, due to a decline in shipments to new casino openings and expansions while replacement market shipments were also lower. Sales of new Bluebird xD units accounted for 26.1% of new units sold in the nine months ended March 31, 2011.

➢

International new units sold increased 13.5% from the prior year to 6,893 units, and represented 38.9% of global shipments up from 34.0% in the prior period reflecting increased market penetration in Mexico and New South Wales, Australia, new markets we first entered directly in fiscal 2010, which more than offset the impact of continuing economic challenges across the European markets; and

➢	Sales of mechanical reel products totaled 3,930 units, or approximately 22.2% of total new units sold compared to 31.9% of units sold in the prior year.

➢

A $17.4 million, or 36.0%, increase in other product sales revenues, reflecting higher revenues from lower-margin used gaming machines and higher parts sales revenues, partially offset by lower conversion sales and SiP revenues:

➢	We sold approximately 7,600 used gaming machines during the nine months ended March 31, 2011, compared to approximately 5,900 used gaming machines in the prior year period; and

➢

We earned revenue on approximately 6,000 conversion kits in the nine months ended March 31, 2011, compared to approximately 7,700 conversion kits in the prior year period, and the average selling price achieved was higher than in fiscal 2010 due to more higher-priced hardware conversion sales.

➢	Participation revenues were lower by $3.8 million or 1.8% due primarily to:

➢

The average installed base of participation gaming machines in the nine months ended March 31, 2011, was virtually flat at 10,184 units. The percentage of coin-in units in the installed base at March 31, 2011, was 7.6% or 272 units higher than at March 31, 2010, reflecting continued strong performance of our Sensory Immersion and Transmissive Reels WAP product lines, and the roll-out of our new THE LORD OF THE RINGS participation game in the nine months ended March 31, 2011. The percentage of net win units decreased by 210 units and the daily lease rate units in the installed base as of March 31, 2011, decreased by 347 units, primarily due to certain game series coming to the end of their product life cycle. The percentage of coin-in units in the installed base accounted for 38.3% and 34.6% of the installed base at March 31, 2011 and 2010, respectively; and

➢	Overall average revenue per day decreased slightly by $0.62, or 0.8%, principally reflecting slightly lower average revenue per day in our percent of coin-in gaming machines.

➢

A $0.6 million, or 5.4%, decrease in other gaming operations revenues as we experienced lower royalty revenues as a result of license agreements for certain markets coming to the end of the license term and us electing to not renew such agreements so we can directly enter these markets, such as Class II, Mexico and Australia partially, offset by higher Class II and initial revenues from our new online operations.

Total gross profit, as used herein excluding depreciation and distribution expense, increased slightly by 0.2%, or $0.8 million, to $354.1 million for the nine months ended March 31, 2011, from $353.3 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $18.0 million and $18.3 million in the nine months ended March 31, 2011 and 2010, respectively, in selling and administrative expenses. Gross profit was flat between the March 2011 quarter and the March 2010 quarter however our overall gross margin decreased to 61.0% in the nine months ended March 31, 2011, from 64.0% in the prior year period as:

➢

Gross margin on product sales revenues was 49.2% for the nine months ended March 31, 2011, compared to 52.5% for the prior year period. Gross margin for the nine months ended March 31, 2011 reflects: lower initial gross margin on our new Bluebird xD gaming machines as we roll out this new product, Bluebird xD units being a higher percentage of total new unit shipments higher revenues from lower margin other product sales revenues, particularly higher used gaming machine revenues coupled with a declining margin on such revenues, and lower high margin conversion revenues; and

➢

Gross margin on gaming operations revenues was 80.1% for the nine months ended March 31, 2011, compared to 80.7% from the prior year period, reflecting a greater number of percentage of coin-in gaming machines in the installed base, which have a lower gross margin, combined with unfavorable WAP jackpot expense experience and slightly lower average daily revenue per day.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Nine Months Ended March 31,
	2011		2010		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$86.5	14.9%	$79.1	14.3%	$7.4	9.4%
Selling and administrative	116.3	20.1	107.8	19.5	8.5	7.9
Depreciation	50.5	8.7	50.9	9.2	(0.4)	(0.8)

Total operating expenses	$253.3	43.7%	$237.8	43.0%	$15.5	6.5%

Research and development expenses increased 9.4% to $86.5 million in the nine months ended March 31, 2011, compared to $79.1 million in the prior year period. The year-over-year increase reflects:

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢	Higher costs to accelerate new applications for our Casino Evolved suite of innovative, high-value products in preparation for the launch of Networked Gaming;

➢	Increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above; partially offset by

➢	Cost containment measures we implemented, including the impact of lower performance-based incentives.

Selling and administrative expenses increased 7.9%, or $8.5 million, to $116.3 million in the nine months ended March 31, 2011, compared to $107.8 million in the prior year period. Selling and administrative expenses in the 2011 period include $3.8 million of charges to close our main facility in the Netherlands, including a $2.1 million non-cash write down of the facility and separation charges and related taxes of $1.7 million. Selling and administrative expenses as a percentage of revenues increased 60 basis points, which equated to the impact of the charges to close our main facility in the Netherlands. In addition to the facility shut down charges, the year-over-year change includes:

➢	Increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business;

➢

An increase in consulting expense of $4.3 million due to increased technology consulting to upgrade our Oracle ERP system, and both legal expense and bad debt expense increased from the prior year period; partially offset by

➢	Cost containment measures we implemented, including the impact of lower performance-based incentives.

Depreciation expense decreased by $0.4 million to $50.5 million in the nine months ended March 31, 2011, compared to $50.9 million in the prior year period. This reflects improved capital efficiencies achieved in our gaming operations business resulting from the ongoing, disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation gaming machine placements, coupled with a greater number of participation gaming machines having been depreciated to their residual value.

Operating Income and Operating Margin

Our operating income decreased by $14.7 million or 12.7% in the nine months ended March 31, 2011, on a 5.1% increase in total revenues. For the nine months ended March 31, 2011, our operating margin of 17.4% represented a 350 basis point decrease over the 20.9% operating margin achieved in the prior year period. This decrease reflects higher research and development expenses and higher selling and administrative expenses, including the $3.8 million, or 60 basis point impact of the closing costs for our main facility in the Netherlands.

Interest Expense

We incurred interest expense of $0.9 million and $2.9 million for the nine months ended March 31, 2011 and 2010, respectively. The 2010 period includes approximately $1.4 million of expenses related to the inducement costs and proportional write-off of deferred financing costs related to the early conversion by Note holders of $105.1 million of our Convertible Subordinated Notes into common stock.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net increased by $2.4 million to $6.6 million for the nine months ended March 31, 2011 compared to $4.2 million for the prior year period, primarily due to increases in interest income arising from increased extended payment term notes receivable.

Income Taxes

The estimated effective income tax rates were approximately 33.6% and 32.1% for the nine months ended March 31, 2011 and 2010, respectively.

The nine months ended March 31, 2011, estimated effective tax rate reflects:

➢

The retroactive reinstatement of the research and development tax credit to January 1, 2010 of which approximately $0.02 earnings per diluted share related to the period January 1, 2010 through June 30, 2010;

➢	Decreased income over fiscal 2010;

➢	Higher domestic manufacturing deduction due to a rate increase from 6% to 9%; and

➢	Increased impact of permanent tax items in the nine months ended March 31, 2011.

The nine months ended March 31, 2010, estimated effective tax rate reflects:

➢

Impact of the completion of the Internal Revenue Service income tax audits for the years 2004 through 2007 which resulted in a reduction of our taxes liability by $4.6 million for certain discrete tax items.

➢	Increased impact of permanent tax items in the period.

➢	Increased income over fiscal 2009; partially offset by the

➢	Impact of the expiration of the Federal research and development tax credit as of December 31, 2009

Earnings Per Share

Diluted earnings per share decreased 9.8% to $1.19 for the nine months ended March 31, 2011 from $1.32 for prior year period. The decrease in earnings per share in the nine months ended March 31, 2011, is attributable to the decrease in net income inclusive of the facility closing charge of $0.04 per diluted share partially offset by the retroactive reinstatement of the research and development tax credit of which $0.02, per diluted share impact related to the period January 1, 2010 through June 30, 2010. Our diluted earnings per share for the nine months ended March 31, 2010, includes a $0.07 per diluted earnings per share benefit from discrete income tax items, primarily related to the favorable completion of the Federal income tax audits through fiscal 2007, partially offset by a $0.01 per diluted earnings per share reduction resulting from the expiration of the Federal research and development tax credit as of December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar year 2010 and even fewer in 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010 and anticipated for calendar 2011. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. We have been faced with these macroeconomic challenges for over two years.

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

Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility.

Selected balance sheet accounts are summarized as follows (in millions):

			Increase / (Decrease)
	March 31, 2011	June 30, 2010	Dollar	Percent
Total cash, cash equivalents and restricted cash(1)	$114.5	$184.6	$(70.1)	(38.0)%
Total current assets(A)	504.5	555.0	(50.5)	(9.1)
Total assets	1,023.3	1,007.0	16.3	1.6
Total current liabilities(B)	125.9	140.8	(14.9)	(10.6)
Long-term debt	—	—	—	—
Stockholders’ equity	863.4	833.9	29.5	3.5
Net working capital(A) – (B)	378.6	414.2	(35.6)	(8.6)

Trailing-twelve month statistics:
Average days outstanding	149	138	11	8.0
Inventory turns	3.9	4.4	(0.5)	(11.4)

(1)

Pursuant to various state gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents and restricted cash include restricted cash of $14.1 million and $17.9 million as of March 31, 2011 and June 30, 2010, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital decreased $35.6 million from June 30, 2010, and was primarily affected by the following components:

➢	A decrease in cash, cash equivalents and restricted cash of $70.1 million due primarily to $80.0 million of share repurchases;

➢

An increase in total accounts and notes receivable, net, of $25.9 million or 7.9%, to $352.1 million compared to $326.2 million at June 30, 2010, reflecting our efforts that began in fiscal 2009 to accommodate the increased demand by our customers for extended payment financing terms given the downturn in the economy coupled with growth in revenues from new markets we entered in fiscal 2010 that traditionally have required extended payment terms, specifically Mexico and New South Wales, Australia. Our days sales outstanding for both current and long-term account and notes receivable were 149 days at March 31, 2011, compared to 138 days at June 30, 2010;

➢

An increase in inventories of $11.6 million or 20.1% to $69.4 from $57.8 million at June 30, 2010, due to higher finished goods inventory related to the units that were expected to ship in March 2011 but did not ship until April 2011 and a greater amount of used gaming machine inventory. Inventory turns were 3.9x at March 31, 2011, compared to 4.4x at June 30, 2010; and

➢	A decrease in current liabilities of $14.9 million or 10.6% to $125.9 million due to timing of payments, primarily payroll, taxes and employee incentive plan payments.

As described in Note 12. “Commitments, Contingencies and Indemnifications” to the Condensed Consolidated Financial Statements and Notes thereto included in this report, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $88.1 million, including contingent payments, that are not recorded in our accompanying Condensed Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $114.5 million at March 31, 2011, inclusive of $14.1 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to develop, license or acquire brands, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year. We believe that we take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain uncertain. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. For fiscal 2011 and fiscal 2012, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our $150 million revolving credit facility through September 30, 2012. We intend to extend or replace this facility prior to its expiration. Due to the current economic conditions and capital markets challenges, we can provide no guarantee that we will be able to negotiate such an agreement or that such agreement would not place further limitations on our operations. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable

See Note 2. “Principal Accounting Policies – Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense” to the Condensed Consolidated Financial Statements and Notes thereto included in this report.

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

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventory. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. We recorded raw material and finished goods inventory write-downs totaling approximately $2.2 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively and $3.3 million and $2.1 million for the nine months ended March 31, 2011 and March 31, 2010, respectively. Based on our experience in the nine months ended March 31, 2011, we expect the amount of inventory write-downs to be slightly higher in fiscal 2011 compared to fiscal 2010.

Revolving Credit Facility

See Note 8. “Revolving Credit Facility” to the Condensed Consolidated Financial Statements and Notes thereto included in this report.

Common Stock Repurchase Program

See Note 9. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” and Note 14, “Subsequent Events” to the Condensed Consolidated Financial Statements and Notes thereto included in this report.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Nine Months Ended March 31,
	2011	2010	Change
Net cash provided by (used in):
Operating activities	$100.7	$79.0	$21.7
Investing activities	(106.1)	(76.0)	(30.1)
Financing activities	(61.7)	5.6	(67.3)
Effect of exchange rates on cash and cash equivalents	0.8	—	0.8

Net increase in cash and cash equivalents	$(66.3)	$8.6	$(74.9)

Operating activities: The $21.7 million increase in cash provided by operating activities in the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, resulted from:

➢

A $17.4 million positive impact from a $9.1 million increase in other non-cash expenses, a $8.0 million increase resulting from the reduction in deferred tax assets and $0.3 million increase in share-based compensation expense;

➢	A $6.4 million positive impact from decrease in prepaid income taxes as a result of lower amount of stock option exercises in the nine months ended March 31, 2011;

➢

A $9.7 million positive impact from changes in operating assets and liabilities. This impact is comprised a positive impact of $14.7 million net decrease between periods in the growth of total accounts and notes receivable, a $3.8 million decrease between periods in the growth in inventory, combined with a $4.4 million decrease in other assets and liabilities, partially offset by a $1.8 million increase in restricted cash, and a $6.2 million decrease between periods in the growth of current liabilities; partially offset by

➢	An $11.8 million negative impact from an $8.6 million decrease in net income, a $2.8 million decrease in amortization of intangible assets and a $0.4 million decrease in depreciation expense.

Investing Activities: The $30.1 million increase in cash used by investing activities for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, was primarily due to:

➢

An $18.1 million increase in the amount invested in gaming operations machines, top boxes and related equipment during the nine months ended March 31, 2011, to $48.3 million. We expect that capital expenditures for gaming operations equipment will increase in fiscal 2011 and 2012;

➢

A $2.6 million increase in the amount invested in property, plant and equipment during the nine months ended March 31, 2011 to $42.0 million, as we continue to invest in facility expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase modestly in fiscal 2011 and 2012; and

➢

A $9.4 million increase in payments to develop, license or acquire long-term intangible and other assets as we invested $15.8 million in the nine months ended March 31, 2011 as we identified additional assets to develop, license or acquire.

Financing Activities: The $67.3 million increase in cash used by financing activities for the nine months ended March 31, 2011, compared to the nine months ended March 31, 2010, was primarily due to:

➢

A $26.9 million decrease in cash received and tax benefits realized from exercised stock options during the nine months ended March 31, 2011. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options;

➢	$43.0 million of higher treasury stock repurchases in the nine months ended March 31, 2011; partially offset by

➢	The prior year period included a $1.7 million payment for debt issuance cost to amend and restate our revolving credit facility with no such charges in the March 31, 2011 nine month period; and

➢

A $0.9 million payment made in the nine months ended March 31, 2010, as an inducement to the holders of our Convertible Subordinated Notes to early convert them to our common stock with no such charges in the March 31, 2011 nine month period.

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

At March 31, 2011, we had a liability for unrecognized income tax benefits of $4.4 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized income tax benefits. See Note 7. “Income Taxes” to the Condensed Consolidated Financial Statements and Notes thereto included in this report.

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, WMS Licensor Arrangements, Self-Insurance and Product Warranty

See Note 12. “Commitments, Contingencies and Indemnifications” to the Condensed Consolidated Financial Statements and Notes thereto included in this report.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the third quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
January 1, 2011 – January 31, 2011	402,580	$41.54	402,580	$233,261,725
February 1, 2011 – February 28, 2011	76,590	42.13	76,590	$230,034,968
March 1, 2011 – March 31, 2011	272,342	36.76	272,342	$220,023,451

Total	751,512	$39.87	751,512	$220,023,451

(1)

See Note 9. “Stockholders’ Equity and Equity Compensation Plan” – Common Stock Repurchase Program” and Note 14. “Subsequent Events” to the Condensed Consolidated Financial Statements and Notes thereto included in this report.

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

WMS INDUSTRIES INC.

Dated: May 10, 2011	By:	/s/ SCOTT D. SCHWEINFURTH
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: May 10, 2011	By:	/s/ JOHN P. MCNICHOLAS JR.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.