Form 10-K
period 2011-06-30
WMS INDUSTRIES INC /DE/
filed 2011-08-29
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended December 31, 2010 was $2,600,217,687 based on the closing price of the common stock as reported on the New York Stock Exchange of $45.24 per share. For the purposes of this calculation, it is assumed that directors and executive officers of the registrant are affiliates.

On August 22, 2011, the number of shares of common stock outstanding was 55,729,276 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement to be filed on or about October 20, 2011, with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.

CAUTIONARY NOTE

This report contains statements that do not relate to historical or current facts, but are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements may also relate to future events or trends, our future prospects and proposed new products, services, developments or business strategies, among other things. These statements can generally (although not always) be identified by their use of terms and phrases such as anticipate, appear, believe, continue, could, estimate, expect, indicate, intend, may, plan, possible, predict, project, pursue, will, would, and other similar terms and phrases, as well as the use of the future tense. Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward looking statements in documents incorporated by reference speak only as the date of those documents. Unless otherwise required by law, we undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

➢	Our ability to introduce new products that perform well in the relevant market;

➢	Industry replacement demand and new casino openings and expansions;

➢	The impact of the economy on our global business;

➢	The timing, features, benefits and expected success of new product introductions;

➢	The timing of the introduction of and revenues from networked gaming systems and applications and online gaming;

➢	Further market penetration of our products;

➢	Increasing growth or contributions from certain non-gaming machine products and services;

➢	Factors impacting future gross profit and operating margins and expectations about future tax rates;

➢	Our ability to acquire, develop or protect intellectual property;

➢	Our market share, competitive advantages and relative leadership position;

➢	The advantages offered to customers by our products and product features;

➢	Gaming growth, expansion and new market opportunities;

➢	Legislative or regulatory developments and related market opportunities;

➢	Financial results for fiscal years 2012 and 2013;

➢	Our ability to benefit from and effectively integrate and utilize licensed or acquired intellectual property and technologies;

➢	Expanding our product lines and improving our position in related markets;

➢	Demand for operating leases by customers;

➢	Future costs of our restructuring; and

➢	Our access to and the availability of capital and credit resources to fund future operating requirements, capital expenditures and payment obligations.

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

PART I

ITEM  1. BUSINESS

General

WMS Industries Inc. (“WMS” or the “Company”) serves the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming jurisdictions worldwide. Our products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in approximately 140 international gaming jurisdictions. We either sell our products outright, which we include in our product sales business, or we lease our products in our gaming operations business, which consists of the placement of leased and participation gaming machines. We also derive revenue as part of our product sales business from the sale of parts, conversion kits and, until the disposition of our Systems in Progress GmbH subsidiary (“SiP”) in July 2011, gaming related systems for smaller international casinos and, in our gaming operations business, from licensing our gaming themes and other intellectual property to third parties. Our fiscal year begins on July 1 and ends on June 30.

We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics, digital sound and engaging games, and most games incorporate secondary bonus rounds. Certain games are based on licensed, well-recognized brands such as MONOPOLY® , BATTLESHIP,® THE WIZARD OF OZTM and THE LORD OF THE RINGSTM and substantially all of our gaming machines utilize technologies and intellectual property licensed from third parties. In designing our games and gaming machines, our designers, engineers, artists and development personnel build upon our over 60 years of experience in designing and developing novel and entertaining products from jukeboxes and pinball games to video and arcade games and, now, gaming machines for the gaming industry. We utilize our unique Player Driven InnovationTM approach in the development of new games and technologies to create innovative products.

Our primary manufacturing facility is located in the United States, with development or distribution offices in the United States, Argentina, Australia, Canada, China, India, Mexico, South Africa, Spain and the United Kingdom. For information about our revenues and assets outside of the United States, see Note 16. “Information on Geographic Areas” to our Consolidated Financial Statements. We conduct our business through our subsidiaries, including WMS Gaming Inc. (“WMS Gaming”), Orion Financement Company B.V. (“Orion Gaming”) and SiP, which market our products under the WMS, WMS Gaming, Orion Gaming and SiP trademarks. In September 2010, we closed our Orion Gaming manufacturing facility and in June 2011, we sold this facility and began winding down the support of our Orion Gaming product lines, which will occur over fiscal 2012. In July 2011, we sold SiP. These two subsidiaries were immaterial to our Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows.

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

WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. WMS succeeded in the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors and entered the gaming machine market beginning in the 1990’s. Our principal executive offices are located at 800 South Northpoint Blvd. Waukegan, Illinois 60085, and our telephone number is

(847) 785-3000. Our Internet website address is www.wms.com. Information contained on our website is not part of this Report. Through our Internet website, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the information has been filed with or furnished to the Securities and Exchange Commission (“SEC”). We will also provide electronic or paper copies of these reports free of charge upon request to our principal executive office, Attention: Investor Relations. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Company and Product Overview

Our products consist of innovative and differentiated games, video gaming machines, mechanical reel gaming machines and VLTs. We were one of the original developers and pioneers of video gaming machines in the U.S. market and through a continued focus on creativity and innovation, we have introduced a variety of new and differentiated products to the gaming machine market. We strive to develop highly entertaining games that incorporate engaging game play, themes, intellectual properties and advanced technologies, exciting winning combinations, advanced graphics and digital music and sound effects. A gaming machine and a VLT consist of three primary elements: (1) the gaming machine cabinet hardware; (2) the operating system software; and (3) the game theme software. Each gaming machine contains operating system software that we refer to as a “game platform”. The game platform manages the software needed to operate the gaming machine. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play, technology and regulatory requirements. The change in these requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. CPU-NXT® and CPU-NXT2 are the primary game platforms for substantially all our video and mechanical reel gaming machine and VLT product offerings.

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

We generate revenue in two principal ways. First, we generate product sales revenues from the sale to casinos and other licensed gaming machine operators of new and used gaming machines and VLTs, conversion kits for existing gaming machines (including game theme, hardware or operating system conversion kits) and parts. Second, we earn gaming operations revenues from leasing gaming machines and VLTs to casinos and other licensed gaming machine operators. In addition, beginning in fiscal 2011, we earn revenues from the online gaming casino we operate in the United Kingdom and software revenues from networked gaming applications. We also earn royalties from third parties, who maintain license agreements with us to use our game content and other intellectual property.

Revenue information for the past three years includes ($ in millions):

	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue
Revenues:
Product sales	$489.2	62.5%	$460.9	60.2%	$438.5	62.1%
Gaming operations	294.1	37.5	304.2	39.8	267.9	37.9

Total revenues	$783.3	100.0%	$765.1	100.0%	$706.4	100.0%

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

Product Sales

We offer the following products for sale:

➢

Video gaming machines. Our video gaming machines contain games where casino patrons wager multiple coins on multiple pay-lines, in our WMS Bluebird®, Bluebird2 and Bluebird xD™ branded gaming cabinets, that combine advanced graphics, digital music and sound effects and secondary bonus games. In many of our video products, the primary game features a video screen that simulates traditional mechanical reel spinning action. In addition, we have developed games that have innovative variations on the movement and play action of the symbols on the video screen, such as our Cascading ReelsTM and Rotating Wild® effects. In the bonus round, the video screen can display a variety of amusing, interactive themed content. Depending on the game, the player can wager hundreds of coins per play. We have a strong player following in this product segment since the successful introduction of our Reel ‘em In® game in 1997. With the introduction of new games and the significant expansion of our video game library since 1997, we undertook a new strategy in fiscal 2007 that segregates our video for-sale games into three categories: G+® , Classic and Innovation. Each product category has its own distinguishable player interface and game play features that visually communicate the game play experiences that each video game offers. In the fourth quarter of fiscal year 2011, we successfully introduced the G+ Deluxe series as a new level of the G+ category, including optional game statistics, increased win celebrations and synchronized lighting and audio effects. We introduced 45 new video games for sale during fiscal 2011, compared to 29 new video games in fiscal 2010.

➢

Mechanical reel gaming machines. Our product line of mechanical reel gaming machines in our Bluebird, Bluebird2 and Bluebird xD cabinets include five-reel and three-reel, single-line, multi-line, multi-coin games that are powered by the same CPU-NXT and CPU-NXT2 operating systems as our video gaming machines. Our mechanical reel products feature state-of-the-art lighting and sound elements that make our gaming machines stand out on a casino floor. With the launch of our Bluebird2 mechanical reel gaming machines in fiscal 2009, all of our mechanical reel gaming machines now feature our Transmissive Reels® technology, which combines both traditional mechanical reel spinning technology with video technology in a single gaming machine. We introduced 35 new mechanical reel games in fiscal 2011 compared to 30 mechanical reel games in fiscal 2010.

➢

Parts sales, conversion kits and used games. We sell replacement parts and game conversion kits for our Bluebird, Bluebird2 and Bluebird xD gaming machines. We also sell CPU-NXT2 hardware and operating system conversion kits, which enable casinos to upgrade Bluebird gaming machines to obtain all the features and functionality of the CPU-NXT2 operating system and the networked gaming functionality for a lesser price compared to the purchase of a new Bluebird2 networked-enabled gaming machine. An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due to changes in demand in general for used gaming machines. We sell these trade-ins as-is or refurbish the used gaming machines before resale. We also sell participation gaming machines, after refurbishment, as used gaming machines when we no longer need them in our gaming operations business. We expect that our revenues from these sources will increase in the future as our installed base of sold gaming machines continues to grow.

A summary distribution by major category of our product sales revenues is as follows ($ in millions):

	Year Ended June 30,
	2011	2010	2009
Video gaming machines	64.8%	58.1%	64.6%
Mechanical reel gaming machines	17.6	26.0	21.0
Other product sales:
Conversions	6.3	7.6	7.0
Used gaming machines	7.6	4.1	3.8
Other revenues	3.7	4.2	3.6

Total	100.0%	100.0%	100.0%

Gaming Operations

Our gaming operations business includes the following:

➢

Participation games. Participation games are gaming machines with games all owned by us that we lease to customers based upon any of the following lease payment methods: (1) a percentage of the amount wagered, called “coin in” or a combination of a fixed daily fee and a percentage of the amount wagered; (2) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine; or (3) fixed daily fees. We are able to lease these gaming machines and games on a participation basis because of their superior earnings performance and/or the popularity of the brand that generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Our participation games include the following categories:

➢

Wide-Area Progressive (“WAP”) participation games. WAP games are electronically linked gaming machines that are located across multiple casinos within a single gaming jurisdiction, or across Native American gaming jurisdictions. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-linked gaming machine. We create WAP games using our proprietary brands and licensed brands such as MONOPOLY, including MONOPOLY Grand Hotel®, MONOPOLY Big Event®, MONOPOLY Around the Globe®, THE WIZARD OF OZ, THE PRICE IS RIGHT®, TIME MACHINE®, and Reel ‘em In Compete To Win®. We operate WAP systems in Arizona, Colorado, Mississippi, Missouri, Nevada and New Jersey and in Native American casinos. We often leverage our WAP games by also using them on local-area progressive systems or stand-alone participation gaming machines in those jurisdictions where we do not operate a WAP system. WAP participation games typically are leased where the lease payment is based on a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. WAP participation games generate our highest daily lease rate and gross profit contribution; however, the gross margin percentage is below the other two types of participation categories because we are responsible for funding the WAP jackpot award, which we expense as cost of gaming operations in our Consolidated Statements of Income.

➢

Local-Area Progressive (“LAP”) participation games. A LAP system electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino. Our LAP gaming machines feature games using our proprietary brands, Jackpot Party Progressive®, Life of Luxury® Progressive, Hot Hot Super Jackpot® Progressive, Goldfish® Race for the Gold® and Money to Burn® Multiplying Progressive, as well as licensed brands such as HAPPY DAYS™.

In fiscal 2011, we introduced THE GODFATHER® game, another new brand for WMS, which is the first multi-level progressive that allows players to win their way to higher progressive levels. Available in two unique base themes, players triggering the multi-level progressive can wager portions of their progressive win on a chance to earn higher price levels. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to drive up the average bet on these games. Net win per gaming machine on LAP systems is generally similar to non-linked stand-alone gaming machines on a casino floor. LAP participation games are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee.

➢

Stand-alone participation games. We lease certain participation games on a non-linked basis, which we call stand-alone games. Our stand-alone games feature titles, among others, under the MONOPOLY and PRESS YOUR LUCK™ brands and, in those jurisdictions where we do not operate a WAP system, THE WIZARD OF OZ, TOP GUN® and TIME MACHINE based games. Our stand-alone gaming machines generally feature larger, more elaborate top boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell. Stand- alone participation games are leased and we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee, or for our games utilizing our Adaptive Gaming® technology, STAR TREK™ and THE LORD OF THE RINGS, on a percentage of the amount wagered on the game.

In prior years we disclosed the categories of our participation gaming machines based on the type of game placed on the gaming machine; WAP, LAP and Stand-alone. Beginning July 1, 2010, we modified our installed participation base categories to show the breakout of these gaming machines based on the revenue models that generate the lease payments: percentage of coin-in, percentage of net win and daily lease rate. This change does not impact our total participation revenues or gross profits, nor our total installed base of participation gaming machines or the average revenue per day. We believe these new categories provide stockholders with better perspective about how we generate our participation revenues. The prior year disclosure of the participation-installed base categories included in the table below reflects the current year presentation.

The components of our installed base of participation games were as follows (using our new basis of presentation):

	Year Ended June 30,
	2011	% of Installed Base	2010	% of Installed Base	2009	% of Installed Base
Percentage of coin-in units at year end	3,780	38.3%	3,765	36.1%	2,868	27.7%
Percentage of net win units at year end	3,072	31.1	3,334	32.0	3,959	38.3
Daily lease units at year end	3,018	30.6	3,322	31.9	3,523	34.0

Total installed participation base units at year end	9,870	100.0%	10,421	100.0%	10,350	100.0%

Average participation installed base during the year	10,046		10,298		9,666

Other gaming operations revenues are derived from:

➢

Casino-owned daily fee games. This category consists of gaming machines for which the casino purchases the base gaming machine and leases the top-box and game from us at a lower fixed daily lease payment than if they were to lease the entire gaming machine. Casino-owned daily fee games typically feature a second liquid crystal display (“LCD”) screen in the top-box that provides additional entertaining bonus experiences for the player. In the case of products offered as casino-owned daily fee games, we also give casinos the option to either lease the complete gaming machine, top box and game (in which case the unit is classified as a stand-alone participation game), or to purchase outright the base gaming machine, top box and game at a premium price (in which case the revenue is classified as product sales revenue).

➢

Video lottery terminal leases. Our VLTs include both video and mechanical reel gaming machines. They feature advanced graphics, digital sound effects and music and incorporate many of the same features from our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring systems operated by government agencies. Our VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants. In some jurisdictions, VLT operators can only lease our VLTs, in which case the lease payments are classified as other gaming operations revenues. In certain jurisdictions, VLT operators can purchase outright our VLTs, in which case the purchases are classified as product sales revenues. We do not include leased VLTs in our installed base of participation games.

➢

Leased for-sale games. Some customers prefer to lease our gaming machines under an operating lease arrangement rather than to purchase them. In these cases, we enter into an operating lease for the gaming machine, either for a fixed daily fee or a percentage of the net win of the gaming machine. Often, the customer is given the option to purchase the leased gaming machine at the end of the lease term at fair value. We do not include gaming machines leased under operating lease agreements in our installed base of participation games. We believe that more customers may desire to enter into this type of lease as they do not have to allocate capital or upfront cash payments to purchase the gaming machines, and we expect to enter into more operating leases in the years ahead. With operating leases, we record the revenues over the term of the lease, as opposed to an outright product sale where we record the revenue when the product ships and all of our revenue recognition criteria have been met.

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

➢

Class II and centrally determined systems: In fiscal 2010, we began offering video and mechanical reel gaming machines and VLT’s for Class II and certain VLT markets where the game outcome is determined on a central server system which we provided through an agreement with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm. In fiscal 2011, we purchased a copy of the central system software from Bluberi, and we are now operating the system ourselves, although we have continuing payment obligations to Bluberi. These Class II systems primarily operate in Native American casinos in Washington, Florida and Oklahoma. In certain of these jurisdictions, our customers rent the gaming machine through an operating lease arrangement, in which case the lease payments are shown as gaming operations revenues and in other jurisdictions customers purchase the gaming machines in which case the revenues will be shown as product sales revenues. In each case, for the use of the central determination system, we receive either a fixed daily fee or a percentage of the net win generated by the gaming machines or VLT’s connected to the system.

➢

Networked gaming. We believe that server-enabled networked gaming (“NG”) will be the next significant technology deployed in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, data can transfer between the servers and the gaming machines in real time and new applications, game functionality and system-wide features can be enabled on the gaming machines from the remote server. These networks will require regulatory approval in gaming jurisdictions prior to any implementation and, in time, will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006, quarter and we continued to implement this strategy in fiscal 2011 leading up to the launch of our WAGE-NET® NG system and our first portal application family, Ultra Hit Progressive® (“UHP”) and first UHP application, Jackpot Explosion®, after receipt on April 21, 2011 of our first regulatory approval from Gaming Laboratories International, Inc. (“GLI”).

➢

Online gaming. In the December 2010 quarter, we launched a business-to-consumer (“B2C”), online casino website for residents in the United Kingdom, although we did not begin to market the site until February 2011. Our Jackpotparty.com online casino offers a variety of our popular slot games and certain card and table games. The success of our gaming content, technology foundation and e-commerce capabilities should allow us to provide online capabilities to consumers in other jurisdictions when they legalize online gaming. In the future, we also expect to be able to provide business-to-business online gaming capabilities to potential customers. In the United States, federal legislators and certain state legislators and governments in Canada and Europe are considering legalizing certain forms of online gaming, which, if passed, could expand our revenue opportunities depending on the type of online gaming approved. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

Business Development

We have an active business development group that coordinates our efforts to expand our product offerings and helps ensure we have access to intellectual properties and technologies needed for our business. We have been very active in licensing and acquiring intellectual properties, technologies and brands from third parties, investing $24.9 million, $8.3 million and $13.5 million in fiscal 2011, 2010 and 2009, respectively. See Note 14. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

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

Demand for our products is also driven by:

➢	The replacement cycle of gaming machines at existing casinos;

➢	Casino expansions and new casino openings;

➢	Opening of new gaming jurisdictions;

➢	Expansion of our product line and introduction of new technologies;

➢	Entering new distribution channels and markets not previously served; and

➢	Our reputation, reliability and after-sales service support.

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. As a result, gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar year 2010 and even fewer in 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010 and anticipated for calendar 2011 and 2012. We have been faced with these macroeconomic challenges for over two years.

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

We believe technology changes and developments during the last decade that drove the demand for the past replacement cycles were: (1) the development of video gaming machines that simulate mechanical reel gaming machines, (2) the introduction of gaming machines with secondary bonus rounds, (3) printed ticket payouts instead of coin payouts and (4) low denomination wagering coupled with local-area and wide-area progressive jackpots. We expect technology to continue to be a significant element that drives demand, along with the emphasis by casinos for the types of gaming products that deliver higher net win per gaming machine. Once the gaming machines are connected to the network, data can pass in real time between the servers and the gaming machines, which will enable new applications, game functionality and system-wide features. These networks will require regulatory approval in each gaming jurisdiction prior to any implementation and will represent an important addition to our existing portfolio of product offerings.

Business Strategy

In order to continue to grow revenues, profits and cash flow, we have been executing on five key business strategic priorities throughout the last three fiscal years, and because of the financial and operating success achieved with this focus, we expect to continue to execute on these strategic priorities in fiscal 2012. However, given the continuing lower levels of capital spending by casinos over the last three years, with no leading indicators that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and the beginning of fiscal 2012. We still believe our long-term vision and business strategy are intact but, as a result of this review, we are refining our product plans and restructuring our organization.

Specifically, we are streamlining our product management and product development functions, simplifying product plans and further prioritizing on-time commercialization of new game themes, products and portal gaming applications for our core product sales and gaming operations businesses. These actions are expected to better direct resources and focus on near-term revenue opportunities and will reduce our overall organizational staffing by approximately 10% to a level that better correlates with the current operating environment, while maintaining our ability to create great games that engage current players and attract new players. We expect these actions to further strengthen our operating efficiencies and effectiveness, meaningfully reduce costs and improve our operating margin. Some of the product and operational decisions made in this review led to the impairment, restructuring, asset write-downs and other pre-tax charges of $24.0 million recorded in the June 2011 quarter with an additional $11 million to $14 million of pre-tax charges expected in the September 2011 quarter, largely to complete the restructuring as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our five business strategic priorities are as follows:

Strategic Priorities One and Two: Leverage Our Product Development Expertise to Introduce Innovative New Games and Expand Our Product Sales Offerings to: 1) Increase our Ship Share in the United States and Canada and 2) Expand and Grow Our International Business: We have over 60 years of experience developing fun, humorous and entertaining products in a variety of industries. During the past seven years, we have enhanced our product development efforts by adding key management, design personnel and software engineers to our product development group. We added facilities and organized our game development group into a studio team structure that continues to promote innovation while driving a more focused development approach. We place substantial emphasis on our Player Driven Innovation process that incorporates player feedback and market research into our development process in order to create game content and gaming experiences that appeal to casino patrons. We develop, acquire and license intellectual property and advanced technologies that we believe enable innovative and appealing games which, coupled with a focused product portfolio management plan, allows us to expand our offering of differentiated products to casino operators. We believe our product development capabilities, combined with the additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products, continue to expand our product offerings and increase our global market penetration. We offer our products in several different cabinet styles, which help increase overall demand and substantially all of the games we develop are designed to be used on our Bluebird2 and Bluebird xD the cabinet styles. The major areas of hardware development include cabinet style, technical capability, circuit board design and related programming and button decks and displays.

We are dependent, in part, on innovative new products, new casino openings, casino expansions, continued market penetration, new market opportunities and new distribution channels to generate growth. Each gaming machine requires a game software platform to manage the gaming machine hardware and deliver the game theme software. Gaming software platforms are constantly updated to keep pace with the increasing complexity of game play requirements, regulatory requirements and expected future game theme software releases.

We first commercialized our innovative Bluebird gaming machines in the December 2003 quarter. Bluebird gaming machines incorporate features such as an ergonomic design, 19-inch digital, high-resolution flat screen monitors for the video version of the product that can display advanced graphics generated by our CPU-NXT operating system, simultaneous coin-in/coin-out and cashless capabilities, as well as sound systems that reduce peripheral, distracting noises. Since the product launch, we have shipped over 158,000 new Bluebird gaming machines. In fiscal 2011, we notified our customers that we were winding down the support for our original Bluebird gaming machines with no new game content to be developed after July 1, 2012; but would continue to service and supply replacement parts and provide an extensive existing library of game content through July 2015.

In the December 2008 quarter, we began the global launch of a new gaming machine, Bluebird2, which contains advanced technologies that enable this gaming machine to support gaming in the networked gaming world. The Bluebird2 gaming machine contains dual 22-inch LCD displays for enhanced video display and a programmable button panel where the amounts bet per line and the number of lines played can change with each new game. The Bluebird2 gaming machine is networked gaming capable and supports all of the peripheral devices of the original Bluebird gaming machine. The Bluebird2 gaming machine also incorporates an improved sound system developed exclusively for our gaming machines. The new audio system is designed with innovative directional sound technology, allowing the player to experience lifelike sound reproduction similar to that of a live production. The Bluebird2 gaming machine is slimmer than our Bluebird cabinet and requires less space on a casino floor, allowing casino operators to place more gaming machines in the same space. The Bluebird2 gaming machine uses our CPU-NXT2 operating system, which provides higher resolution graphics, faster computing power and greater memory than the original Bluebird cabinet. Demand for this product in fiscal 2009 and 2010 exceeded our expectations and Bluebird2 gaming machines accounted for 69% of new units shipped in fiscal 2011 and since launch, we have shipped over 45,000 Bluebird2 gaming machines. We offer customers the ability to upgrade their Bluebird gaming machines to be networked-enabled through the purchase of hardware and operating system upgrade kits.

In June 2010, we began the global launch of our latest gaming machine, Bluebird xD, to replace our Bluebird slant gaming cabinets. The Bluebird xD has a player centric ergonomic design that allows all aspects of networked gaming. The ergonomic design provides optimal player seating-positions and an integrated footrest for maximum comfort. The Bluebird xD gaming machine contains a 22-inch high definition top screen with a lower 22-inch high definition display screen for optimum viewing angles with reduced glare along with dynamic and fully programmable button panels. The Bluebird xD gaming machine also incorporates an advanced sound system, which enables the player to hear soft sounds at low volume levels and still allow the player to appreciate the impact of the louder special effects. The Bluebird xD gaming machines offer the player-comfort features of the traditional slant version of our gaming cabinets but with a smaller footprint than the traditional slant cabinet, allowing casino operators to place more gaming machines in the same space. We are seeing strong demand for this product and in fiscal 2011, Bluebird xD units accounted for 26% of total global shipments, or over 6,200 new units.

While different cabinet styles can enhance the player’s gaming experience, we continue to believe that the game itself is the key factor that determines the popularity and earnings performance of the gaming machine. We conduct extensive market research with players to determine what they want, whether the products we are developing meet with their expectations and to identify brands we should attempt to license and technologies we should develop, license or acquire to enhance the player’s experience. After the restructuring we announced in the September 2011 quarter, we now have six game development studios, which are based around the globe, that utilize the results of the market research in the ongoing development of new games and gaming experiences.

Through our focus on developing the industry’s most innovative and player-pleasing products, in fiscal 2011 we launched the following new products:

➢

Portal applications: The first commercially available WMS portal application family, UHP, is available on both video and mechanical reel games. UHP adds a secondary mystery progressive bonus experience on top of a selection of our base game themes. The first UHP application, Jackpot Explosion, features a bubbling volcano that displays imminent jackpots on the base game screen, the gaming machine’s top screen, as well as on strategically located signage. As coin-in increases and the triggers for the award of the progressive jackpot are approached, robust visuals of a volcano filling with lava are displayed and ambient sounds are amplified to celebrate the big win. UHP is available in both a bank-level solution and full NG solution. We also received regulatory approval for the second UHP theme, Piggy Bankin’ and the first theme, Peng Wins™, in the second portal family of applications, Winner’s Share®, early in fiscal 2012.

➢

Alice®: The Alice game theme takes the successful WMS bonus bank technology to a new level. Available in identical 30-line video and mechanical versions, the Alice theme comes with five unique, randomly triggered features available in both the Alice and the Mad Party® and Alice and the Enchanted Mirror® themes. Additionally, each game theme features a unique bonus round.

➢	G+ Deluxe Game theme series—This series of game themes takes the standard WMS G+ game play to a new level with 30 percent larger, highly detailed reel symbols, optional game statistics, amped-up win celebrations and synchronized lighting and audio effects. Featuring large, very attractive reel symbols, exciting game play videos, game statistics of wins and losses, big win, super big win and mega big win animations, the G+ Deluxe series offers players unique and engaging experiences.

For the United States and Canada, we believe that WMS and four of its competitors (International Game Technology Inc. (“IGT”), Bally Technologies, Aristocrat Leisure Ltd (“Aristocrat”) and Konami Co. Ltd. (“Konami”) account for over 90% of all new units shipped. Based on information publicly available from each of these companies, we believe that our annual share of total units shipped amongst these five companies has grown from just over 20% in fiscal 2009 to just over 25% in fiscal 2011 because of the popularity of our products with players and the resulting high earnings performance that our products have generated for casino operators.

In fiscal 2010, we expanded our revenue opportunities by directly entering three markets we had previously served through content licensing agreements with third parties who sold their gaming machines containing our game content into these markets: Class II and central determination markets, New South Wales, Australia and Mexico. We began directly pursuing the Class II and central determinant market in the United States and Canada after the expiration of game content licensing agreements with third parties who had previously been distributing our products into these markets. We worked throughout fiscal 2010 to obtain the necessary regulatory approvals for the largest of the Class II markets in the United States. To serve this market, we initially entered into an agreement to utilize the central determinant system capabilities of Bluberi and we expect to combine our existing library of for-sale games with this proven system for the Class II and central determinant markets. In the December 2010 quarter, we acquired a copy of the central determinant system software from Bluberi, which enables us to directly provide the system to customers and have better control over the system and its ongoing development, as well as be more responsive to our customers’ needs.

In New South Wales, Australia, we entered into a distribution agreement with eBet Ltd., a publicly traded Australian company, which received regulatory approval and began to distribute our Bluebird2 gaming machines and the first three game themes in the March 2010 quarter. We have since received additional game theme approvals, and in fiscal 2011 received approvals for our Transmissive Reels gaming machines. Due to the popularity and earnings performance of our products, shipments and revenues in this market continued to increase.

In May 2009, certain Mexican casino operators sought an interpretation from Mexican regulators of their respective gaming licenses that allowed for another category of game in addition to the existing popular bingo games. Permits have subsequently been interpreted to allow electronic drawing of numbered games, which is similar to Las Vegas-styled games, but cashless. This enabled us to directly enter that market. Our Bluebird and Bluebird2 gaming machines and games were well accepted and, as a result of their good earnings performance, demand increased throughout fiscal 2010 and 2011. While we sold product into these new markets in fiscal 2010 and 2011, we expect to increase our penetration in these markets in the years ahead.

In November 2010, we signed our first agreement with one of the operators for the new VLT market in Italy. While introduction of product in this market has been delayed and is subject to satisfaction of incremental regulatory requirements that were recently introduced, we are continuing to pursue this market and expect to begin a field trial of our products in fall 2011. Although much effort is still needed before the first revenue-earning WMS gaming machines are approved in Italy, we anticipate we will see the first shipments in late fiscal 2012 or fiscal 2013. More international markets, like Italy, are considering VLT’s and electronic bingo as a path to gaming expansion, and Greece recently enacted legislation for VLT’s.

In each of the prior three fiscal years, we have earned an immaterial amount of our revenues and operating income from selling Orion and SiP products in international markets. As part of our product plan and business strategy review conducted at the end of fiscal 2011 and beginning of fiscal 2012, we decided to wind down support for the Orion product over the coming year and we wrote-down the $3.4 million Orion brand name asset and recorded write-downs of Orion inventory in the June 2011 quarter. In addition, we completed the sale of SiP in July 2011.

We continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We have international offices in Argentina, Australia, Canada, China, India, Mexico, South Africa, Spain and the United Kingdom. Our Australia office houses an internationally focused game development studio, our United Kingdom office houses our online gaming marketing staff, the India office performs a variety of product development operations and the Argentina, Australia, Canada, China, Mexico, the South Africa, Spain and the United Kingdom offices provide distribution functions and a United Kingdom office also supports our online gaming operations. Prior to our restructuring in the September 2011 quarter, we had a game development studio in the United Kingdom.

We are authorized to conduct business in approximately 140 international gaming jurisdictions. International new unit shipments accounted for 38.6% of global shipments in fiscal 2011, compared to 35.4% in fiscal 2010 and 36.6% in fiscal 2009. Overall, international new unit shipments have increased, as growth in Mexico and New South Wales, Australia, and Singapore coupled with modest growth in Asia and Latin America, more than offset lower shipments to Europe, which remains impacted by the challenging economic environment. As a result of our continued focus on creating innovative new games and products for our product sales business, our direct launch into new markets worldwide, the expansion of existing casinos and opening of new casinos and new jurisdictions and continued penetration of existing markets and entering new distribution channels, we expect to grow our global product sales revenues, profits and cash flow.

Strategic Priority Three: Maximize the Return on Invested Capital of Our Participation Games and Exclusive Licenses of Popular Brands: Certain of our games and products are only available through lease arrangements where we earn a daily lease rate that is based on either a percentage of the net win, a percentage of the coin-in or a fixed daily lease rate. We invest our capital in the placement of these leased gaming machines and since late fiscal 2007, our business strategy has been to maximize our return on invested capital in this business. A key element of our success has been to limit the number of units of each game theme installed in each casino. The result is that due to the popularity of the games, with a limited supply, the performance of the games has remained high for a longer period. We have also removed participation gaming machines from lower performing casinos and placed them in higher performing casinos to enhance our return on investment. Most of our new participation game themes that we launched in fiscal 2011, resulted in replacing our existing participation gaming machines and we upgraded a portion of our installed base from Bluebird gaming machines to Bluebird2 and Bluebird xD gaming machines. We experienced delays in getting approvals for certain of our new participation game themes in fiscal 2011 and by not having new game themes to replace some of our older game themes, we experienced a higher level of removals of participation gaming machines than in the prior two years. As a result, the average installed base of these gaming machines decreased by 2.4% in fiscal 2011, compared to an increase by 6.5% in fiscal 2010 and 10.2% in fiscal 2009, while our average daily lease rate, which we disclose as average revenue per day, decreased by 1.0% in fiscal 2011 compared to an increase of 9.4% in fiscal 2010 and 10.4% in fiscal 2009.

For many of our participation game themes we utilize popular brands and intellectual property from third parties. As the exclusive licensee of the MONOPOLY brand for use with gaming machines, we have converted a popular board game brand into a successful line of superior-earning gaming machines. In fiscal 2009, we announced an extension and expansion of our agreement with Hasbro Inc. and Hasbro International, Inc. (collectively, “Hasbro”), which allows us to continue to use the MONOPOLY brand through calendar 2016 with extension options through 2019 and also allows us to use certain other of Hasbro’s board game brands, such as BATTLESHIP, YAHTZEE® and CLUE®. We launched YAHTZEE in fiscal 2011 and expect to launch the other two game themes in fiscal 2012.

We also have licensed additional brands, including THE WIZARD OF OZ, THE PRICE IS RIGHT, THE LORD OF THE RINGS and STAR TREK, which we use to create series of new participation games utilizing these brands. In July 2011 we signed an amendment of our license to use THE WIZARD OF OZ brand through 2020. By combining the name recognition of these brands with creative game content and design, we are able to lease these products to casinos and other licensed gaming machine operators as participation games, generating a high-margin recurring revenue stream for ourselves, as well as for the casinos. We continue to pursue new licensed brands based on the feedback from focus group testing of casino patrons.

Beginning in fiscal 2007, we began introducing new product lines in our participation business that utilized our licensed and internally developed portfolio of intellectual properties and technologies. These leased participation products provided casino patrons new gaming experiences that they could not experience on the products that we sell to casinos. These intellectual properties and technologies contained elements of the foundational technologies for networked gaming, in advance of when the networked systems will be commercialized. Subsequently, we have introduced new games for each of these product lines and in fiscal 2008, we began introducing participation products that combined the technologies of two or more of these new product lines in one product. In fiscal 2009, we introduced a fourth new gaming platform: Adaptive Gaming. These new participation product lines are as follows:

➢

Community Gaming®: The first of the new product lines was introduced in the September 2006 quarter with the MONOPOLY Big Event game. Community Gaming is intended to build a table-game-like camaraderie amongst the players as all of the qualifying players on a bank of Community Gaming machines play for a common bonus outcome. The Community Gaming experience consists of a bank of gaming machines linked to an overhead video screen that displays the bonus round. When the Big Event bonus triggers, a server that controls the overhead video screen enables all qualifying players on the bank to enter the bonus round and win together. MONOPOLY Big Event has been providing players with their first exposure to the excitement of a true communal gaming experience, and we followed this in fiscal 2008, with PRESS YOUR LUCK Big Event and Bigger Bang™ Big Event games and have evolved the platform in 2010 with the introduction of THE PRICE IS RIGHT and MONOPOLY Bigger Event Big Money Spin™. This new platform has been the primary driver of the growth in our installed footprint of stand-alone participation gaming machines. We had nearly 1,600 Community Gaming machines installed in our participation base at June 30, 2011.

➢

Sensory Immersion: The second new product line to debut was our Sensory Immersion platform with the TOP GUN game launched in March 2007, and we followed this with THE WIZARD OF OZ game launched in October 2007. This new product line utilizes our CPU-NXT2 operating system with real-time, 3-D animation and a special audio system, including a surround sound chair, to offer a multi-sensory player experience. In fiscal 2009, we launched DIRTY HARRY®: MAKE MY DAY™ and TIME MACHINE and followed those with THE WIZARD OF OZ Ruby Slippers™ in fiscal 2010. In fiscal 2011, we successfully introduced THE WIZARD OF OZ The Great and Powerful OZ™. At June 30, 2011, our installed base of Sensory Immersion gaming machines was over 2,200 units. More importantly, the uniqueness of this platform coupled with its game mechanics is providing casino customers with high coin-in and net win, and was a significant contributor to our average daily revenue per unit in fiscal 2009, 2010 and 2011.

➢

Transmissive Reels: This product line was the third new product line introduced in our participation business and was launched in the June 2007 quarter. By overlaying video animation directly over mechanical reels, Transmissive Reels combines the appeal of mechanical reel gaming with the visually engaging interactive real-time, 3-D animation of video gaming machines. In fiscal year 2009, we launched THE WIZARD OF OZ Transmissive Reels gaming machines and have continued the line with new MONOPOLY and THE WIZARD OF OZ themes annually. In fiscal 2011, we successfully introduced THE WIZARD OF OZ Wicked Riches®. At June 30, 2011, we had nearly 1,500 of the Transmissive Reels participation gaming machines installed, and with the launch of our Bluebird2 gaming machines in the December 2008 quarter, all of our for sale mechanical reel Bluebird2 gaming machines contain the Transmissive Reels technology.

➢

Adaptive Gaming: We launched this product line in the September 2008 quarter with the STAR TREK game. With this new product line, a player can establish a unique user name and password to log into any STAR TREK game in any casino in any jurisdiction. By connecting these games through our wide-area network to WMS’ data centers, once the player terminates a gaming session, the player’s status will be saved. Then when the same player logs on to another STAR TREK game at that same casino or in any other casino and uses the same unique user name and password, the player’s game will start again where the player last ended the game. In addition, if the player completes all of the bonus rounds in the first episode of STAR TREK, the second episode is enabled for that player and when all of the bonus rounds in the second episode are completed, a third STAR TREK episode is enabled for that player and this continues on. We have now introduced 5 different STAR TREK episodes. We will be introducing new episodes of the STAR TREK game in fiscal 2012. In the June 2009 quarter, we launched Reel ‘em In Compete to Win that uses the Adaptive Gaming technology. This game allows the players to compete for 3 possible bonus events that are randomly triggered on a Reel ‘em In Compete to Win bank of gaming machines. This game displays a leader board for each specific casino as well as a nationwide leader board. The game also displays the players rank and their last ten bonuses earned. In late June 2010, we launched THE LORD OF THE RINGS game, which enhances the Adaptive Gaming experience by allowing players to save their progress when they log out of the game and enables them to unlock new bonus rounds as they advance through the game. In addition, through an online casual gaming site developed by WMS called Player’s Life®, if players use their same user name and password to log into that website, they can play casual games online and if certain outcomes are achieved, unlock additional miles on their journey that will be available when they go to the casino and play THE LORD OF THE RINGS games again. Players Life Web Services provides operators with a suite of applications that can be used along with our game theme content and system applications to enhance player engagement and create integrated online (web-based) and offline (real-life) player experiences. Players can use these tools to explore the possibilities at their leisure in the casino, at home and on the road. Accordingly, Players Life Web Services encourages repeat player visits to the casinos and helps operators extract valuable information to fine tune their businesses and improve marketing efforts. Player’s Life Web Services is a distinctive new way to entertain players and keep them engaged in the gaming experience including, for the first time, the ability to influence their own game experiences. At June 30, 2011, we had over 1,100 Adaptive Gaming machines installed.

In mid-fiscal 2011, we also launched an online gaming casino website for residents of the United Kingdom, Jackpotparty.com. The website features popular WMS slot games, a selection of table and card games and certain gaming features not currently available on other online gaming sites. We plan to gradually expand this business into other jurisdictions as appropriate, based on our assessment of legal requirements and market opportunities.

In the June 2011 quarter, we began receiving regulatory approvals for the commercial version of our WAGE-NET NG system, the UHP portal application family and the Jackpot Explosion theme and after installing the commercial version of the NG software, we began to earn revenues from the placement of the portal application and theme. Since these first approvals, we have subsequently received approvals on Piggy Bankin’®, the second theme in the UHP family, the second portal family, Winner’s Share, and the first theme in that family, Peng-Wins. We have other portal application families that we expect will receive regulatory approval in fiscal 2012, as well as additional themes in fiscal 2012 and beyond for each of the portal application families. The WAGE-NET system and portal applications create new value for casino operators by allowing them to mix and match WMS video and mechanical reel base games with secondary integrated NG bonus applications. This serves to keep base game themes fresh, boost game performance and create a superior experience for players, all while providing hundreds of new ways for casino operators to differentiate their floor. We anticipate the rollout of NG systems to take multiple years, similar to the last technology rollout of ticket payouts instead of coin payouts. We have developed several value-added applications from which we expect to earn revenues as we commercialize the NG system.

Our gaming operations revenue and gross profit, along with the improved return on capital deployed in our gaming operations business also are key contributors behind the operating cash flow we generate. By continuing to focus on return on investment in our participation business and introducing innovative new participation games and products, we intend to continue to grow our participation revenues, profitability and cash flows.

Strategic Priority Four: Drive Margin Improvements: Our gross margin and operating margins grew in fiscal 2009 and 2010, but declined in fiscal 2011. Total gross margin, exclusive of depreciation and distribution expense, was 60.1%, 64.0% and 63.5% for fiscal 2011, 2010 and 2009, respectively, while our operating margin was 14.1%, 21.9% and 19.3% for the same periods, respectively. The decline in margins in Fiscal 2011 was attributable to the $31.8 million of impairment, restructuring, assets write-downs and other charges we incurred, lower product sales gross margin related to the launch of our Bluebird xD product line at a lower product sales margin than expected, combined with a higher amount of lower-margin used gaming machine revenue at a declining gross margin, a lower amount of higher-margin conversion revenue and higher-margin gaming operations revenues being only 37.5% of total revenues compared to 39.8% in fiscal 2010. Our restructuring efforts reduced our headcount, which we expect will lead to lower payroll related costs and improved operating margins in fiscal 2012. In addition, we have cross-functional teams focused on margin improvement and several of our strategy deployment projects focus on different aspects of margin improvement. Our product sales gross margin benefits from the higher average selling price of new units, along with higher-margin premium priced products that we sell and our gaming operations gross margin benefits from higher average revenue per day from our leased participation games. We continue to implement lean sigma initiatives (i.e. processes which help us focus on improving quality and eliminating non-value added steps) to further our process improvement initiatives and improve the flow of our business transactional processes. We also expect to benefit from raw material sourcing initiatives and, once the replacement cycle shortens, from an expanded volume of business, which should result in greater volume discounts of raw material component parts from our suppliers and enable us to spread our manufacturing overhead cost over a larger number of units thereby reducing cost per unit. Our changes to organization structure that we implemented at the end of fiscal 2011 and beginning of fiscal 2012 are also expected to make our operations more efficient in fiscal 2012 and beyond. We believe these initiatives will continue to drive margin improvement in future years, especially with the margin improvement progress on our new Bluebird xD product line throughout fiscal 2011. In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues.

Our research and development costs increased as a percentage of revenues to 14.9% in fiscal 2011, including the 40-basis point impact of write-downs of intellectual property assets, from 13.8% of revenues in fiscal 2010 and in total increased $11.1 million, or 10.5%, over the prior year. Our selling and administrative expenses declined by 30-basis points as a percentage of revenue to 19.2% in fiscal 2011 and in total increase by $1.6 million, or 1.1%, over the prior year. Our depreciation expense increased as a percentage of revenue to 9.1% in fiscal 2011 from 8.8% in fiscal 2010 and increased $3.9 million, or 5.8%, over the prior year. We expect that our research and development and selling and administrative expenses will decline as a percentage of revenues in fiscal 2012 but that depreciation expense will increase as a percentage of revenues due to higher levels of new capital spending in fiscal 2011 and anticipated for fiscal 2012 in our gaming operations business. By continuing to drive margin improvements, we believe we will be able to increase net income and generate the necessary capital to fund the other elements of our business strategy.

Strategic Priority Five: Increase Cash Flow from Operations: Our cash flow from operations has remained strong throughout the past three fiscal years as a result of strong net income and non-cash expenses, partially offset by increased working capital needs as our business grows. Our cash flow from operations was $157.1 million in fiscal 2011, $130.3 million in fiscal 2010 and $179.2 million in fiscal 2009. Our cash flows from investing activities were higher by $48.4 million in fiscal 2011 of which $22.4 million was due to an accelerated effort to replace our Bluebird participation gaming machines with new Bluebird2 and Bluebird xD gaming machines, $16.6 million due to higher investing in intangible and other assets and $9.4 million higher capital spending on property, plant and equipment. Our cash flows used in financing activities increased by $86.7 million primarily due to $56.5 million from an accelerated level of share repurchases under the new $300-million authorization our Board of Directors approved in August, 2010 and a $32.8 million lower favorable impact from the exercise of stock options.

Throughout fiscal 2010 and 2011 we continued to selectively grant a higher level of extended payment terms, and as a result our total accounts and notes receivable days sales outstanding was 161 days at June 30, 2011, up 23 days from 138 days at June 30, 2010. However, the aging of our accounts and notes receivable improved between those time periods, despite the financial challenges that our customers faced. In fiscal 2011, our inventory turns decreased to 4.1x turns compared to 4.4x turns in the prior year. We also achieved better management of our accounts payable, which improved cash flow from operations. Our cash and cash equivalents balance, inclusive of restricted cash and cash equivalents, decreased from $184.6 million at June 30, 2010 to $105.0 million at June 30, 2011 primarily due to more aggressive share repurchases, as we more than doubled the amount of shares repurchased over fiscal 2009 and 2010.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to develop, license and acquire advanced technologies and intellectual property; increase our investment in gaming operations to update our installed base from Bluebird cabinets to Bluebird2 and Bluebird xD cabinets and for operating lease units; seek acquisitions that can extend our presence and product lines, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. We expect that with the continued execution of all of the business strategies discussed above, that our cash flow from operations will continue to increase in fiscal 2012.

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

Our Chicago research and development facility is a state-of-the-art technology campus that houses most of our research and development team, including four game development studios and we are currently enlarging this facility to provide for growth. We have additional game development studios in Las Vegas and Sydney and additional research and development staff in Atlanta, Chicago, Las Vegas and Reno. Each of our game development studios works concurrently on multiple games and is staffed with producers, software developers, graphic artists, mathematicians and game developers. Earlier in fiscal 2011, we opened a research and development facility in Pune, India. In some cases, we may outsource testing and graphic design functions to independent firms under contract to us. In addition, we have a defined process to review new game ideas submitted by third parties for consideration by us to license, develop and commercialize.

In July 2009, we opened the Casino Evolved™ Advanced Technology Lab (“CEATL”) at our technology campus in Chicago, Illinois. The CEATL is a dynamic collaborative research and development laboratory focused on advancing the development of products that highlight our leadership in evolving the casino slot floor to a networked environment for the benefit of casino operators and their customers. It also serves as a platform for the future evolution of products and services that will allow entertaining gaming content to be enabled on new platforms.

During fiscal 2011, 2010 and 2009, we expensed $117.0 million, $105.9 million, and $98.4 million, respectively, of design, research and product development costs, including $3.0 million in fiscal 2011 related to the write-down of intellectual property assets. We expect amounts spent on research and development will represent around 13% of total revenues in fiscal 2012 as we expand our product development initiatives by designing games, system applications and gaming machines that enhance the player experience and drive profitability for us and casino operators and as we continue the roll out of our networked gaming and online gaming operations. For further discussion of networked gaming and online gaming, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales and Marketing

We are authorized to sell or lease our gaming machines to casinos in 212 tribal jurisdictions, 31 state jurisdictions and 140 other legalized gaming jurisdictions worldwide. See “Government Regulation” below. In most gaming jurisdictions, we sell our gaming machines directly, rather than through distributors, which we believe allows us to provide superior customer service and enhances profitability. No single customer, including corporate customers with multiple casino properties, accounted for 10% or more of our revenues in fiscal 2011, 2010 or 2009.

We sell and lease our gaming machines through 37 salespeople in offices in several United States locations, and 15 salespeople in international locations. Our salespeople earn a salary and commissions. The sale of gaming machines takes place throughout our fiscal year and the order sizes typically range from a small quantity of units to several hundred units. We conduct one-on-one meetings with our customers to demonstrate our products at their locations, host customers at private demonstrations in our offices and at other locations and participate in various trade shows domestically and internationally each year. In certain cases, we respond to competitive requests for proposals from private and public entities who are seeking to purchase gaming machines. We advertise in trade and consumer publications that appeal to casino operators, their employees and casino patrons. Usually, with the launch of a featured product or product category, we will design web-based learning experiences for both employees and customers. We use thematic and interactive web-based micro sites as a means to educate our customers and players about our products, and allow them to learn and explore different aspects of our products at their convenience, while also providing instant win and sweepstakes prizes.

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

In response to rapidly changing slot technology and the need for casinos to have vendor-neutral, consistent, and easily accessible training specifically targeted to slot floor personnel, we launched Slot Machine University® in fiscal 2007. Slot Machine University is an interactive, online training and certification program (www.slotmachineuniversity.com) applicable for professionals working in all facets of slot technology and is the first of its kind to meet the strict requirements for the International Association for Continuing Education and Training accreditation. Slot Machine University offers a universal learning solution that helps individuals working in slot technology to support and maintain the wide variety of gaming machines and networked systems used in the gaming industry. Course topics encompass basic slot functionality appropriate for beginning technicians to advanced networking skills required for the future networked gaming environment. As we continue to grow our business internationally, we intend to translate Slot Machine University into various languages to support our customers. Courses are offered on a subscription basis, and we believe this service demonstrates our commitment to listen and respond to our customers’ evolving needs.

For international markets, we have translated our most popular games into Spanish, Portuguese, French, Italian and Mandarin Chinese. No single country outside of the United States accounted for 10% or more of our revenues in fiscal 2011, 2010 or 2009. Revenues derived from customers outside of the United States accounted for approximately $260 million, $218 million and $221 million for fiscal 2011, 2010 and 2009, respectively. Geographic revenue information is determined by country of destination. Substantially all international sales are made in United States dollars. Revenue from participation games has been primarily limited to Canada and the United States, and we expect this trend to continue. See Note 16. “Information on Geographic Areas,” to our Consolidated Financial Statements.

Our normal payment terms are 30 to 90 days. We have historically provided extended payment terms to our customers for periods from 120 days through 36 months, with interest payable for terms greater than 12 months at prevailing rates, which are generally collateralized by the related gaming machines sold, although the value of the gaming machines, if repossessed, may be less than the receivable balance outstanding. Additionally, customers in many of our international markets receive standard payment terms of 90 to 365 days. Our recent international expansion has necessitated us to provide, in certain jurisdictions, a greater amount of financing terms of 18 to 36 months. In addition, in fiscal 2010 we entered new markets where the existing payment terms were over similar extended periods: Mexico and New South Wales, Australia.

Also, as a result of the financial market crisis, which began in 2008 and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue for the foreseeable future, until the global economy and consumer discretionary spending improve and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at rates in excess of our borrowing rate, both of which provide added profitability to the sale. We believe our competitors have also expanded their use of extended payment terms to finance customer receivables. In aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our revenues have been favorably impacted. Customers consider numerous factors in determining whether to issue a sales order to us including, among others, expected earnings performance of the gaming machines (which we believe is the most significant decision factor), selling price, the value provided for any trade-in of used gaming machines, parts and game conversion kit support and payment terms. If we ceased providing an expanded amount of extended payment terms, we believe we would not be competitive for some customers in the market place and that our revenues and profits would likely decrease.

At the end of fiscal 2011, we began to offer select customers operating lease agreements over 36 to 60 months, which provide for monthly payment terms over the course of the lease. We expect the number of operating lease agreements to increase in fiscal 2012.

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

We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that Aristocrat, Bally, IGT, Konami, Lottomatica’s G-Tech Holdings subsidiaries Atronic Casino Technology and Speilo Manufacturing Inc., Multimedia Games, Inc., Novomatic Group of Companies and WMS have the preponderance of this worldwide market. In the categories of video and mechanical reel gaming machines, we compete with market leader IGT, as well as Aristocrat, Aruze Corp., Lottomatica’s Atronic Casino Technology subsidiary, Bally, Franco Gaming Ltd., Konami, Multimedia Games, Inc., the Novomatic Group of Companies and Unidesa Gaming and Systems. In the VLT category, we compete primarily with Bally, IGT, Lottomatica’s G-Tech Holdings and Speilo subsidiaries and Scientific Games Corp.

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

Manufacturing

We currently manufacture substantially all of our gaming machines at our facility in Waukegan, Illinois. We are continuously reconfiguring our assembly lines in order to lower our manufacturing lead times, eliminate wasteful activities, improve productivity and effectively increase our production capacity. We completed an expansion of our Waukegan facility in July 2007 to a total of 350,000 square feet in order to consolidate under one roof warehousing and distribution activities that were maintained at outside-leased facilities, which improved production efficiencies. We also refurbish used gaming machines at our Las Vegas facility. We expect to implement a few finishing lines in both our Las Vegas and Barcelona offices in fiscal 2012 that will allow us to be more responsive to customer demand. These lines will allow for the completion and testing of our gaming machine assemblies, which will be mostly assembled in our Waukegan facility.

Manufacturing commitments are generally based on sales orders from customers. However, due to uneven order flow from customers, component parts common to all gaming machines are purchased and assembled into a partial product that are inventoried in order to be able to quickly fill final customer orders. Our manufacturing processes generally consist of assembling component parts and sub-assemblies into a complete gaming machine. Through the use of lean sigma processes in the design of our new Bluebird2 gaming machine and setting up the supply chain processes for this gaming machine, we expect to achieve our operating and strategic sourcing initiatives, and we currently can ship a standard black Bluebird2 gaming machine within two weeks of receiving the signed customer order, which is less than the lead time for our original Bluebird product.

We generally warrant our new gaming machines sold in the U.S. for a period of 365 days, while we warrant our gaming machines sold internationally for a period of 180 days to one year. We provide several after-sale services to our customers including customer education programs, 24-hour customer service telephone hot line, a website for technical support, field service support programs and spare parts programs. Our warranty costs have not been significant. We also sell used gaming machines, including products made by us as well as those produced by our competitors which we have taken back as trade-ins from our customers. Generally, we acquire used gaming machines as trade-ins toward the purchase of new gaming machines. While a small secondary market exists in the United States, used gaming machines are typically sold direct by us internationally or to United States-based distributors and then resold in international markets where the higher price point of a new gaming machine may be too costly. Where appropriate, we incur costs to recondition our used gaming machines for resale or we may elect to destroy the used gaming machines. We also sell used gaming machines in lots on an “as is” basis to licensed used equipment brokers and customers.

The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies, computer boards and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate and we have few sole-sourced parts.

We continue to implement cost savings and efficiency initiatives and focus on best practices, including lean sigma, in order to improve the efficiency of our manufacturing processes and reduce time to fulfill orders. We continue to make improvements in sourcing and supply management, in inventory and warehouse management and other manufacturing processes. We are implementing a new sales operations strategy in an effort to produce gaming machines more ratably throughout the quarter, with the goal of significantly reducing quarter-end compression in manufacturing. We also have ongoing initiatives, such as new product introduction, enhanced strategic sourcing and supplier management, value engineering the products and designing products for both ease of manufacturability and installation, that we expect will help improve gross margins in future years.

Patent, Trademark, Licenses, Copyright and Product Protection

Each game, gaming machine and associated equipment embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in the aggregate. During fiscal 2011, 2010 and 2009, we utilized three technologies licensed from two separate third parties in substantially all of the products we sold or leased. The three licenses are for: (1) ticket-in ticket-out technology licensed from the Anchor Gaming subsidiary of IGT and (2) CPU-NXT operating system which was originally designed by a third party software developer, Sierra Design Group (“SDG”), now a wholly-owned subsidiary of Bally; and (3) we have a ten-year non-exclusive, royalty-bearing patent cross-license agreement with IGT for intellectual property evidenced by certain patents owned by each of us relating to computing and networked gaming infrastructures, expiring in 2018. The ticket-in ticket-out license runs through the life of the patents and the CPU-NXT license is perpetual. In addition, intellectual properties from two other licensors were utilized in leased units that generated over 10% of our total revenues. See “Brand Licenses and Technology” below.

We seek to protect our investment in research and development and the unique and distinctive features of our products and services by maintaining and enforcing our intellectual property rights. Our capitalized patents, trademarks and licenses have remaining useful lives of up to 8, 5 and 5 years, respectively. We believe that the expiration of those patents, trademarks and licenses with expiration dates in the near future will not have a material impact on our business. See Note 8. “Intangible Assets” to our Consolidated Financial Statements.

We have obtained patent protection covering many of our products. We were granted 44 U.S. patents during fiscal 2011, and continue to apply for many patents in the United States and elsewhere to protect inventions in our products and resulting from our research and development efforts. We generally seek to obtain trademark protection in the U.S. for the names or symbols under which we market and license our significant products and game concepts. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual property licensed from third parties. We file for patent rights and trademark protection internationally in a number of key countries, based upon the nature of the patent or trademark, the laws of the given country and our anticipated product placements in that country.

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

Certain of our games are based on popular brands licensed from third parties, such as Hasbro, Fremantle Media North America, CBS Studios Inc., Turner Entertainment Co. and Warner Bros. Consumer Products Inc. Typically we are obligated to make minimum guaranteed royalty payments over the term of the license agreement and to make advanced payments against those commitments. The licensor typically must inspect and approve any use of the licensed property. In addition, each license typically provides that the licensor retains the right to exploit the licensed property for all other purposes, including the right to license the property for use with any products not related to gaming machines.

On June 11, 2009, we entered into a new long-term license agreement with Hasbro whereby we agreed to license certain intellectual property and proprietary rights owned or controlled by Hasbro in titles such as MONOPOLY, BATTLESHIP, YAHTZEE and CLUE for use in our chance-based electronic gaming machines. The agreement was effective April 1, 2009 and has an initial term through December 31, 2016. We have the right to extend the license for an additional three-year term if certain conditions are satisfied. We currently have approvals for more than 60 MONOPOLY branded games, including 16 MONOPOLY WAP games. Over the last three fiscal years, we added 19 MONOPOLY games to our participation game portfolio.

On October 31, 2006, we entered into a long-term license agreement with Warner Bros. Consumer Products Inc. (“Warner Bros.”) under which we license certain intellectual property owned or controlled by Warner Bros. for the 1939 motion picture “The Wizard of OZ” for use in our gaming machines. We amended this agreement in July 2011 so that it now runs through 2020. Other licensed brands we use in our products include: an exclusive agreement to develop, market and distribute games using the brands THE PRICE IS RIGHT; THE LORD OF THE RINGS; HAPPY DAYS; and STAR TREK, among others.

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

The original operating system for our Bluebird gaming machines, CPU-NXT, was developed in 2003 by Sierra Design Group Inc. We have a perpetual license to use this technology and have no continuing payment obligation for this license. Our CPU-NXT2 operating system was developed internally and is based on CPU-NXT. We expect to launch our new CPU-NXT3 operating system in late 2012, and it too is based on the original CPU-NXT system.

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

We believe we hold all of the licenses and permits necessary to conduct our business. In all, we are authorized to sell or lease our gaming machines to casinos in 383 jurisdictions worldwide, including approximately 140 international gaming jurisdictions.

We and our key personnel have obtained or applied for all approvals necessary to maintain compliance with these regulatory agency requirements. The regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits or findings of suitability for the company, individual officers, directors, major stockholders and key employees, and documentation of qualification. We must satisfy all conditions for each gaming license or permit. Our gaming equipment also must be approved either by a gaming agency lab or a private lab authorized by the gaming authority.

In some jurisdictions, regulators monitor not only the activities within their own jurisdiction but also activities that occur in other jurisdictions to ensure that the entities it licenses are in compliance with local standards on a worldwide basis. Nevada is such a jurisdiction. The Nevada gaming authorities require us and our gaming subsidiary, WMS Gaming, to maintain Nevada standards of conduct for all of our gaming activities and operations worldwide. To make our compliance efforts more efficient, we have centralized all licensing, compliance and non-product approval gaming regulatory matters, including the shipment of gaming equipment and related software worldwide.

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

Since the gaming law requirements of many jurisdictions are similar, we are not including descriptions of all jurisdictions due to the number of jurisdictions to which we are subject. For more information concerning the regulatory schemes to which we are subject, we have filed as an exhibit to this Annual Report on Form 10-K a description of the Nevada regulations. The description of the Nevada regulations is a representative example of the gaming regulations to which we are subject. See Exhibit 99. “Gaming Regulations.”

Seasonality

See Item 7. “Management’s Discussion Analysis of Financial Condition and Results of Operations—Results of Operations—Seasonality.”

Employees

As of June 30, 2011, we employed 1,880 persons, including 230 that are internationally based. Approximately 257 of our domestic employees are represented by the International Brotherhood of Electrical Workers (the “IBEW”). Our collective bargaining agreement with the IBEW relates to our Waukegan, Illinois manufacturing facility and under a new agreement entered into in June 2011, now expires on June 30, 2014. We believe that our relations with our employees are satisfactory.

As a result of the restructuring we announced in the September 2011 quarter and the sale of our SiP business in July 2011, we expect to reduce our employee headcount to approximately 1,700 persons, including a reduction of approximately 30 of our collective bargaining unit employees.

ITEM 1A.	RISK FACTORS

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Gaming licenses, regulatory approvals and gaming legislation impact the ability to operate our business and sell and lease our products:

➢

The manufacture and distribution of gaming machines is subject to extensive federal, state, local and foreign regulations and taxes. Most of the jurisdictions in which we operate require licenses, permits, documentation of qualification, including evidence of financial stability and other forms of approval of our company and our officers, directors, major security holders and key personnel, along with our products. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. In addition, gaming authorities may levy fines against us or seize our assets if we violate gaming laws or regulations. We cannot assure you that we will be able to obtain or maintain all necessary registrations, licenses, permits or approvals, that the licensing process will not result in delays or adversely affect our operations and our ability to maintain key personnel, or that complying with these regulations will not increase our costs.

➢

The gaming authorities in some jurisdictions may investigate companies or individuals who have a material relationship with us or our security holders to determine whether the selected individual or security holder is acceptable to those gaming authorities. Any such investigated company, individual or security holder must pay the costs of the investigation and such an investigation may be time consuming and distracting to our operations. Failure of companies, individuals or security holders to cooperate with any such investigation could negatively impact our ability to obtain or maintain our licenses. Additionally the regulatory review process and licensing requirements may preclude access to new third-party technologies if those parties either are not willing to subject themselves to review or do not meet regulatory requirements.

➢

Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that a particular game and gaming machines, hardware or software will be approved in any jurisdiction. Our networked gaming technology will require regulatory approval in gaming jurisdictions prior to any shipment or implementation and we cannot assure you that we will receive these additional approvals we would need to offer the product in other gaming jurisdictions.

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

➢

Some jurisdictions require gaming manufacturers to obtain regulatory approval before engaging in certain transactions, such as business combinations, reorganizations, borrowings, stock offerings and share repurchases. Obtaining regulatory approvals can be time consuming and costly. We cannot assure you that we will be able to obtain or maintain all necessary approvals or that the approval process will not result in delays or changes to our business plans.

Our business is vulnerable to changing economic conditions and current unfavorable economic conditions have impacted and could continue to negatively impact our business:

➢

Existing unfavorable general economic conditions reduce disposable income of casino patrons and result in fewer patrons visiting casinos. This decline in disposable income could result in reduced play levels on our participation gaming machines, causing our cash flows and revenues from these products to decline. Additionally, higher airfares, gasoline prices and other costs may adversely affect the number of players visiting our customers’ casinos. Current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the casino industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business.

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

➢

Furthermore, current unfavorable economic conditions have and could continue to impact the ability of our customers to make timely payments to us. In mid-fiscal 2009, we began implementing a program to provide a greater than historical amount of extended payment term financing arrangements to certain of our customers, which could increase our collection risk. We have continued this program throughout fiscal 2011 and this program will likely continue until the economy and consumer discretionary spending improves. Our bad debt expense, inclusive of a $1.4 million impairment charge for a Venezuelan customer, increased by $2.2 million to $5.3 million as our total accounts and notes receivable in fiscal 2011 increased by $40 million compared to fiscal 2010. We experienced fewer customers filing for protection under the bankruptcy laws in fiscal 2011 than in fiscal 2010. If customers are not able to pay us, we may incur additional provisions for bad debt related to lack of collectability of certain receivables.

➢

We recently reduced our global workforce by approximately 10% and expect to incur pre-tax charges of between $11 and $14 million primarily for cash severance costs and other expenses in the September 2011 quarter. The charges that we expect to incur in connection with the restructuring are subject to a number of assumptions, and actual results may differ. We may also incur other charges not currently contemplated due to events that may occur as a result of, or associated with, the restructuring. The workforce reduction and any future workforce or other expense reductions may have an adverse impact on our development activities, costs and our ability to attract and retain key personnel. In addition, as a result of fiscal 2011 performance, we will not pay cash bonuses and will postpone normal merit salary increases by a few months, which may have an adverse impact on morale and our ability to attract and retain key personnel.

➢

In late fiscal 2011 we began to offer select customers operating lease agreements over 36 to 60 months, which provide for monthly payments and revenue recognition over the term of the lease in contrast to product sales where the revenue is recognized upon shipment of the gaming machines and satisfaction of all revenue earning requirements. Entering into operating leases instead of product sales agreements reduces our revenues in the accounting period when the transaction commences. We expect the number of operating leases to increase in fiscal 2012, but cannot predict the level of customer demand for these arrangements. If customer demand for operating lease terms exceeds our expectations, the arrangements may result in a shortfall in the expected product sales revenues recognized in a specific quarter and an increase in the recurring revenue that would be recognized over future periods.

Our revenue and profitability depend on our ability to continue to develop, in a timely basis, new technologies and high earning products that appeal to the player and are free from hardware or software anomalies and cannot be fraudulently manipulated:

➢

The gaming machine business is characterized by the rapid development of new technologies and the introduction of new products using such technologies. We must continually adapt our products to incorporate new technologies and if we cannot adapt, or do not timely adapt new technologies our operations may be adversely impacted.

➢

The success of a newly introduced technology, such as networked gaming, is dependent on our casino customers’ acceptance of a dynamic change in the way they manage their casino floors. While we have designed our WAGE-NET networked gaming system to support our customers’ existing investment in our Bluebird and Bluebird2 products, such acceptance may nevertheless only build gradually over time. Delays in acceptance by our customers of new technologies have and may continue to adversely affect our operations.

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

➢

In fiscal 2011, we experienced delays in launching new products due to the new technologies we were imbedding in our participation products and as a result of not having as many new participation game themes approved, some of our older game theme performance lagged resulting in a higher level of removals of participation gaming machines, which caused a reduction in the installed base. We cannot assure you that we will be able to obtain or maintain all necessary approvals or that the approval process will not result in delays or changes to our business plans.

➢

Our network gaming applications interface with each gaming machine operating system software that we refer to as a “game platform”. The game platform manages the software needed to operate the gaming machine. Our network gaming applications, game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play, technology and regulatory requirements. We cannot assure you that we will be able to obtain, maintain or manage the level of complexities arising from network gaming applications and gaming platforms and obtain all necessary approvals or that the approval process will not result in costly delays, lost network gaming application revenue or changes to our business plans.

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

➢

We have entered into multiple agreements to license intellectual property and technologies that, as of June 30, 2011, had a net book value of $120.2 million and total potential future commitment of $89.3 million, including contingent payments. We also have other finite lived intangible assets, including patents and trademarks, with aggregate net book value of $16.2 million as of June 30, 2011. If we determine that we may not realize the value of any of the finite lived intangible net assets or commitments, we would record an immediate charge against earnings up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 8. “Intangible Assets” to our Consolidated Financial Statements for further information on the amount of intellectual property and technologies recorded on our Consolidated Balance Sheets and Note 14. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements for further information on total potential future commitments.

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

➢

In addition, some of our competitors have developed and sell or otherwise provide to customers centralized player tracking and accounting systems, which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. By not having such systems, we are at a competitive disadvantage.

➢

Our profitability is somewhat dependent on our ability to successfully enter into new markets and new channels of distribution, such as networked gaming software applications and online gaming. We cannot assure you that new markets or channels of distribution will become available or that our products will receive the proper regulatory approvals, be accepted by customers or casino players or will perform as well in these markets as they have in our traditional markets.

➢

In certain sales of new gaming machines and placement of participation gaming machines we have offered free gaming machines and/or free conversion kits, while at the same time we continue to charge our customers for gaming machines and conversion kits, including CPU-NXT and CPU-NXT2 upgrade kits. We cannot be sure that competitive pressure will not cause us to increase the number of free gaming machines and conversion kits that we are expected to offer to our customers, which would decrease the revenue we expect to receive and reduce our gross profit.

➢

We have expanded our use of extended payment term financing of customer’s purchases over the last three years and expect to continue providing a higher level of extended payment term financing until the economy improves and demand from our customers for such financings abates. We believe that our competitors have also increased the amount of extended payment term financings offered to customers. As some of our competitors are larger than WMS they may be able to provide a greater amount or better terms than we can and that may impact demand for our products. We began to offer operating lease agreements to customers in late fiscal 2011 and similarly, our larger competitors may be able to provide a greater amount or better terms than we can and that may impact demand for our products. In addition both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance and financial flexibility to respond to changing economic events.

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

➢

We face risks associated with doing business in international markets related to political and economic instability and related foreign currency fluctuations. Unstable governments and changes in treaties and legislation may affect the international gaming market with respect to gaming regulation, taxation, tariffs and import duties and the legality of gaming in some markets. Additionally, we may have increased costs in connection with complying with international laws.

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

➢

If we cannot maintain and execute adequate internal control over financial reporting or implement required new or improved controls that provide reasonable assurance of the reliability of the financial reporting and preparation of our Consolidated Financial Statements for external use, we may suffer harm to our reputation, fail to meet our public reporting requirements on a timely basis or be unable to properly report on our business and the results of our operations. Additionally, the inherent limitations of internal control over financial reporting may not prevent or detect all misstatements or fraud, regardless of the adequacy of those controls.

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

We are dependent on our employees:

➢

The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have an adverse effect on our operations. Our recent work force reduction and bonus and salary related decisions may have an adverse impact on our ability to attract and retain key personnel.

➢

Our ability to continue to develop new technologies and create innovative products depends on our ability to recruit and retain talented employees. A lack of skilled technical workers could delay or negatively impact our business plans.

➢

Our manufacturing facility in the United States is dependent on union employees that are represented by the IBEW under a collective bargaining agreement that was renegotiated in June 2011 and now expires on June 30, 2014. While we believe our relations with our employees are satisfactory, we cannot predict whether we will be successful in negotiating a new collective bargaining agreement without any disruptions in our manufacturing. Any disruption in our manufacturing could have an adverse effect on our revenues and expenses.

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

Chicago Technology Campus

Our engineering and game development headquarters is located in Chicago, Illinois, where we own multiple facilities that in the aggregate contain more than 164,000 square feet that house our Chicago engineering and game development personnel and our marketing and commercial operation teams. Our main Chicago facility was renovated into a research and development center in 2001 and subsequently we have acquired other properties to house our expanding workforce. We currently are in the midst of constructing a new 120,000 square foot research and development facility, which will be contiguous to our main Chicago facility, and we expect to complete this addition in late fiscal 2012 to accommodate a portion of our engineering and game development staff. The Chicago technology campus supports the global leadership of our game development and technology efforts and engineering and game development for all North American markets and certain international markets. We also own a parcel of land and building down the street from our Chicago technology campus, which we renovated in fiscal 2009 for use by our commercial operations team.

Reno

In fiscal 2011, we completed the construction of an approximately 53,000 square foot facility that we occupied in December 2010. This facility allowed for all of our Reno-based employees to be located in one facility and provides for future expansion.

Netherlands

In fiscal 2011, we announced the shutdown of our main facility in the Netherlands and the consolidation of its operations into our operations in Spain, the United Kingdom and other locations to streamline and enhance our sales, marketing and support functions. In the September 2010 quarter, we recorded a charge for the closing of this facility, which included a write-down to fair market value of our facility, and we subsequently sold this facility in June 2011.

Leased Facilities

In addition to the principal and material physical properties described above that we own, we maintain leased space worldwide, none of which is material to our Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

Securities Claims

On May 25, 2011, a putative class action was filed against us and certain of our executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee (the “Conlee lawsuit”). The lawsuit alleges that, during the period from November 1, 2010 to April 11, 2011 (the date the Company pre-announced its third quarter fiscal 2011 financial results), the Company made material misstatements and omitted material information related to its fiscal year 2011 guidance. Plaintiff seeks to certify a class of stockholders who purchased stock between these dates. The lawsuit specifically alleges violations of (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “ ‘34 Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the ‘34 Act. The complaint seeks unspecified damages. On August 4, 2011, the Court granted plaintiff’s motion to appoint lead plaintiff and lead counsel, and plaintiff has 60 days from this order to file an Amended Complaint, if any. Defendants have 45 days to answer or otherwise to respond after an Amended Complaint is filed or after defendants receive notice that plaintiff will not be filing an Amended Complaint.

On June 29, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois by David Garay against the current board of directors of the Company as well as a former director (the “Garay lawsuit”). The Company is named as a nominal defendant. The complaint asserts essentially the same allegations that were made in the Conlee lawsuit about the Company’s fiscal year 2011 guidance and alleges the following causes of action: (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) contribution and indemnification from the individual defendants in the event future claims are made against the Company as a result of the individual defendant’s alleged misconduct, (iv) abuse of control and (v) waste of corporate assets. The complaint seeks unspecified damages. By agreement of the parties, plaintiff in the Garay lawsuit has agreed to stay further proceedings until resolution of any motion to dismiss that the Company may elect to file in the Conlee lawsuit.

On July 22, 2011, an additional derivative action was filed in the U.S. District Court for the Northern District of Illinois by the Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund against the Company’s current board of directors, a former director, and certain of our officers (the “Pipefitters lawsuit” and, collectively with the Conlee and Garay lawsuits, the “Securities Litigation”). The Company is named as a nominal defendant. The facts alleged in the Pipefitters lawsuit are similar to those alleged in the Conlee and Garay lawsuits but also include allegations of insider trading in connection with alleged sales of WMS stock made by certain officers and directors in the November 2010 period. The Pipefitters lawsuit specifically alleges the following causes of action: (i) breach of fiduciary duty, (ii) waste of corporate assets, (iii) unjust enrichment, and (iv) indemnification and contribution from the individual defendants in the event future claims are made against the Company as a result of the individual defendant’s alleged misconduct. In addition to unspecified damages, the Pipefitters lawsuit seeks injunctive relief requiring the Company to adopt strengthened corporate governance policies and measures to prevent insider trading as well as disgorgement of the alleged wrongful profits. Defendants have requested that plaintiffs in the Pipefitters lawsuit agree to consolidate the Pipefitters lawsuit with the Garay lawsuit and stay the case pending resolution of any motion to dismiss that the Company may elect to file in the Conlee lawsuit.

Although we believe that we have meritorious defense to the claims made in the Securities Litigation and intend to contest the lawsuits vigorously, it is too early in these proceedings to predict the outcome of the Securities Litigation or to reasonably estimate possible losses, if any, related to these lawsuits.

Pursuant to our Bylaws and the indemnification agreements with each member of the Board of Directors and officers, the Company is indemnifying and defending each of the individual defendants named in the Securities Litigation.

B Plus & Related Party Claims

On April 9, 2010, B Plus Giocolegale Ltd. (“B Plus”) filed an action against WMS Gaming International SL (Spain), WMS International SL (Italy) and WMS International SL (the Netherlands) in the tribunal civil court in Rome, Italy. WMS Gaming International SL is an indirect, wholly owned subsidiary of the Company. The complaint contains two counts, alleging (i) breach of contract arising from WMS Gaming’s termination of a sales order to supply certain slot machines and (ii) pre-contractual liability arising from WMS Gaming’s decision to terminate negotiation relating to potential distribution of WMS products in the Italian market (the “Italian Proceedings”). The claim for breach of contract was subsequently withdrawn, and the complaint, as amended, seeks aggregate damages of €127.2 million or such other amount, which the court may award. On May 25, 2011, the Judge for the tribunal civil court in Rome ruled that no further evidence is required for a decision and further noting that the entity with which B Plus contemplated a business arrangement was solely the U.S. company, WMS Gaming Inc., which was not named as a defendant in the Italian Proceedings. The judge’s ruling also set a hearing for closing arguments on July 10, 2013. No further activity is expected in the Italian Proceeding prior to that date.

On February 21, 2011, WMS Gaming initiated an action in the Commercial Court of the High Court of Justice, Queen’s Bench Division, in London, England against B Plus for declaratory relief of no liability for the alleged breach of contract or pre-contractual liability claims of B Plus. On April 25, 2011, B Plus counterclaimed in the London proceeding asserting claims for breach of contract in connection with the termination of the sales order and damages for the wrongful termination of negotiations for distributions of product in Italy (the counterclaim, together with WMS Gaming’s claims before the Commercial Court are referred to as the “UK Proceedings”). On September 8, 2011, the Commercial Court has scheduled a hearing for B Plus’ motion to postpone or “stay” the UK Proceedings pending resolution of the Italian Proceedings.

On May 23, 2011, St. Maarten Games N.V. (“SMG”) filed an action against WMS Gaming in the Court of First Instance in Sint Maarten, alleging, in principal, that it is a party or third party beneficiary of the sales order entered into between WMS Gaming and B Plus and claiming relief for the alleged wrongful cancellation and/or breach of that agreement by WMS Gaming (the “Sint Maarten Proceedings”). SMG also alleges that it is an affiliate of B Plus. The claim seeks equitable relief through the delivery of the games and accessories covered by the order plus damages for each day of delay and payment of damages in the amount of U.S. $19.7 million plus costs. The initial hearing for this matter is scheduled for October 18, 2011. WMS Gaming has not yet responded to this complaint.

While the outcome of the Italian Proceedings cannot be predicted, we believe that we have meritorious defenses to the claims in that proceeding and do not currently expect an adverse ruling in that action that would be material to WMS. With respect to both the UK Proceedings and the Sint Maarten Proceedings, it is too early in each of these cases to predict the outcome or to reasonably estimate possible losses, if any. We believe, however, that we have meritorious defenses to the counterclaims in the UK Proceeding and to the claims in the Sint Maarten Proceeding and intend to defend these proceedings vigorously.

ITEM 4.	REMOVED AND RESERVED

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following marks: BATTLESHIP, CLUE, MONOPOLY and YAHTZEE are trademarks of Hasbro, Inc; DIRTY HARRY is a trademark of Warner Bros. Consumer Products Inc.; G2S and S2S are trademarks of the Gaming Standards Association; HAPPY DAYS and STAR TREK are trademarks of CBS Studios Inc.; PRESS YOUR LUCK and THE PRICE IS RIGHT are trademarks of FremantleMedia Operations BV; THE GODFATHER is a trademark of Paramount Pictures; THE LORD OF THE RINGS is a trademark of The Saul Zaentz Company d/b/a Middle-earth Enterprises under license to New Line Productions, Inc.; THE WIZARD OF OZ is a trademark of Turner Entertainment Co.; TIME MACHINE is a trademark of Next Generation Entertainment (Aust) Pty Limited.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.50, trades publicly on the New York Stock Exchange (“NYSE”) under the symbol “WMS.” On August 22, 2011, there were approximately 584 holders of record of our common stock.

The following table shows the high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE:

	High	Low
Fiscal Year Ended June 30, 2011
First Quarter	$41.64	$35.04
Second Quarter	49.11	37.73
Third Quarter	48.08	34.38
Fourth Quarter	37.98	27.97
Fiscal Year Ended June 30, 2010
First Quarter	$44.89	$28.92
Second Quarter	50.11	37.71
Third Quarter	44.21	35.59
Fourth Quarter	51.77	39.17

Dividend Policy

No cash dividends were declared or paid on our common stock during fiscal 2011 or 2010. Our ability to pay future cash dividends will depend upon, among other things, our earnings, anticipated expansion, capital requirements and financial condition. We do not expect to pay cash dividends in the foreseeable future.

Revolving Credit Facility

On September 25, 2009, we entered into an amended and restated revolving credit agreement with a group of five banks. The revolving credit facility requires that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to among other things, declare dividends, make any distribution to holders of any shares of capital stock or purchase or otherwise acquire shares of our common stock. At June 30, 2011, based upon the leverage ratio as defined, no limitations exist for permitted restricted payment purposes. Permitted restricted payments are defined under the revolving credit facility as certain cash dividends or cash stock repurchases within a specific dollar amount.

Issuance of Unregistered Securities

None

Repurchases of Common Shares

On August 2, 2010, our Board of Directors announced it was terminating the existing share repurchase program and replacing it with a new $300 million share repurchase program that expires on August 2, 2013. The timing and actual number of shares repurchased will depend on market conditions. All shares will be held in our treasury for possible future use. During fiscal year 2011, we purchased approximately 4.6% of our common shares outstanding, or 2.8 million shares, in open market purchases for approximately $101.5 million at an average cost of $36.69 per share, while during fiscal year 2010, we purchased 1.1 million shares for approximately $45.0 million at an average cost of $39.61. During fiscal year 2009, we purchased 1.6 million shares for approximately $35.5 million at an average cost of $22.15. At June 30, 2011, we had approximately $198.5 million remaining of our current share repurchase authorization.

The following table provides information relating to repurchases of our common shares for the fourth quarter of fiscal 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2011 – April 30, 2011	300	$32.28	300	$220,013,767
May 1, 2011 – May 31, 2011	628,564	31.98	628,564	$199,910,957
June 1, 2011 – June 30, 2011	45,800	29.80	45,800	$198,546,100

Total	674,664	$31.83	674,664	$198,546,100

See Note 12. “Stockholders’ Equity—Common Stock Repurchase Program” and Note 19. “Subsequent Events” to our Consolidated Financial Statements.

Performance Graph

The following graph reflects the cumulative total return (change in common stock price) of a $100 investment in our common stock for the five fiscal years ended June 30, 2011 in comparison to the Standard and Poor’s 500 Composite Index and our peer group. The peer group consists of Aristocrat Leisure Ltd., Bally Technologies, Inc., International Game Technology and Shuffle Master, Inc. The common stock price performance included in this graph is not necessarily indicative of future common stock price performance.

The following graph is not “soliciting material,” is not deemed filed to be filed with the SEC and is not incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the Securities Act) or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6.	SELECTED FINANCIAL DATA

The data as of June 30, 2011 and 2010 and for the years ended June 30, 2011, 2010 and 2009 are derived from our audited Consolidated Financial Statements and related Notes that are included elsewhere in this Report. The data as of June 30, 2009, 2008 and 2007 and for the years ended June 30, 2008 and 2007 are derived from our audited Consolidated Financial Statements and related Notes that are included in other reports previously filed with the Securities and Exchange Commission.

The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Statement of Operations Data:
Revenues	$783.3	$765.1	$706.4	$650.1	$539.8
Impairment and restructuring(1)	22.2	—	—	—	—
Operating income	110.4	167.9	136.6	104.4	74.2
Income before income taxes	123.6	170.5	140.4	105.6	71.7
Provision for income taxes	42.6	57.6	48.2	38.1	22.8
Net income(1)(2)(3)(4)(5)	$81.0	$112.9	$92.2	$67.5	$48.9
Earnings Per Share:
Basic	$1.40	$2.02	$1.87	$1.34	$1.01
Diluted	$1.37	$1.88	$1.59	$1.15	$0.86
Weighted-Average Common Shares:
Basic common stock outstanding	57.7	56.0	49.2	50.2	48.4
Diluted common stock and common stock equivalents	59.0	60.4	59.1	60.6	59.6
Dividends Per Common Share	$—	$—	$—	$—	$—
Purchases of Treasury Stock	$101.5	$45.0	$40.5	$35.0	$—
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$157.1	$130.3	$179.2	$186.2	$118.9
Investing activities	(157.0)	(108.6)	(113.8)	(117.8)	(158.8)
Financing activities	(77.0)	9.7	(29.8)	(5.2)	35.6
Effect of exchange rates on cash and cash equivalents	0.9	(0.4)	(0.7)	0.4	2.4

Increase (decrease) in cash and cash equivalents	$(76.0)	$31.0	$34.9	$63.6	$(1.9)

	As of June 30,
	2011	2010	2009	2008	2007
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$90.7	$166.7	$135.7	$100.8	$37.2
Working capital	345.1	414.2	334.3	296.7	255.5
Total accounts and notes receivable, net	366.2	326.2	252.5	206.2	180.4
Total assets	1,046.3	1,007.0	856.0	772.7	655.7
Long-term debt(2)	—	—	115.0	115.0	115.0
Stockholders’ equity(2)	855.9	833.9	591.4	510.8	433.6

(1)

Net income in fiscal 2011 includes $16.6 million of net after-tax charges, or $0.28 per diluted share, which includes $14.3 million, or $0.24 per diluted share, of net after-tax impairment and restructuring charges comprised of $11.8 million or $0.20 per diluted share for net after-tax non-cash asset impairments (including $6.8 million net of taxes for impairment of technology licenses, $2.1 million net of taxes for impairment of the Orion™ brand name, $2.0 million net of taxes for an impairment charge to write-down the value of the Orion Gaming facility in the Netherlands to fair value upon closing the facility and $0.9 million net of taxes for impairment of receivables related to government action to close casinos in Venezuela); and $2.5 million or $0.04 per diluted share for after-tax restructuring charges (primarily separation costs); along with $5.9 million of after-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including charges for inventory write-downs related to winding down the Orion and original Bluebird product lines); partially offset by $2.5 million or $0.04 per diluted share from after-tax cash proceeds of litigation settlement and $0.02 per diluted share benefit recorded in income taxes related to the period January 1, 2010 through June 30, 2010 from the retroactive reinstatement of the Federal research and development tax credit. See Note 4. “Impairment and Restructuring Charges” to our Consolidated Financial Statements.

(2)

Net income in fiscal 2010 includes a $3.6 million net tax benefit from a lower effective income tax rate resulting from discrete tax items, primarily the favorable completion of federal income tax audits through fiscal 2007. In fiscal 2010, we issued 8.7 million of our common shares upon the early conversion to common stock of $115.0 million principal amount of our 2.75% Convertible Subordinated Notes (“Notes”). As a result of the conversion of all of our Notes, our long-term debt has been eliminated and stockholders equity has increased by $115.0 million. See Note 11. “Revolving Credit Facility and Convertible Subordinated Notes” to our Consolidated Financial Statements.

(3)

Net income in fiscal 2009 includes a $3.1 million after-tax gain from a cash settlement of trademark litigation and a $1.1 million income tax benefit related to the period January 1, 2008 through June 30, 2008 due to the retroactive reinstatement of the Federal research and development tax credit in December 2008.

(4)	Net income in fiscal 2008 includes a $2.3 million after-tax write-down to net realizable value of a technology license.
(5)

Net income in fiscal 2007 includes a $1.0 million after-tax charge for expenses associated with management separation costs during the period and a $0.7 million income tax benefit related to the period January 1, 2006 through June 30, 2006, due to the retroactive reinstatement of the Federal research and development tax credit in December 2006.

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

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming venues worldwide. Our products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in approximately 140 international gaming jurisdictions. We generate revenue in two principal ways: product sales and gaming operations, as further described below. In fiscal 2010, we expanded the markets where we directly distribute our products by launching directly into Class II gaming markets in the United States and entering the Mexican and New South Wales, Australia markets and we continued to further penetrate these markets in fiscal 2011. We had previously served these markets through content licensing agreements with third parties for our game themes. In the December 2010 quarter, we launched an online casino site for residents in the United Kingdom, although we did not begin to market the site until February 2011. In the June 2011 quarter we received the first regulatory approval for our WAGE-NET networked gaming system, the first family of portal applications, UltraHit Progressive (“UHP”), and the first game in the UHP family, Jackpot Explosion. In fiscal 2012, we expect to further penetrate each of the new markets and businesses we have entered over the last two years and look to further expand our distribution channels.

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar 2010 and even fewer in calendar 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. The economic crisis and increased competition from our competitors lowered the number of new units we sold in fiscal 2010, and this continued in fiscal 2011.

With no leading indicators showing any significant increase in replacement demand for the rest of calendar 2011 or calendar 2012, we conducted a thorough review of our business strategies and product plans late in fiscal 2011 and early fiscal 2012. As a result of the strategic review, we announced that we are refining our product plans and restructuring our organization to sharpen emphasis on our game content and product development strengths. Specifically, we are streamlining our product management and product development functions, simplifying product plans and further prioritizing on-time commercialization of new game themes, products and portal gaming applications for our core product sales and gaming operations businesses. Based upon our decisions stemming from our product and strategy review, in the three-month period ended June 30, 2011, we recorded $24.0 million of net pre-tax charges, or $0.26 per diluted share, which includes $18.4 million, or $0.20 per diluted share, of pre-tax impairment and restructuring charges comprised of $16.0 million or $0.17 per diluted share for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name and $1.4 million of impairment of receivables related to government action to close casinos in Venezuela) and $2.4 million or $0.03 per diluted share for restructuring charges (primarily separation costs), along with $9.6 million of pre-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including inventory charges related to winding down the Orion and original Bluebird product lines), partially offset by $4.0 million or $0.04 per diluted share from cash proceeds of litigation settlement. For the twelve-months ended June 30, 2011, impairment and restructuring charges also include the $3.8 million of pre-tax charges incurred in the September 2010 quarter related to closing WMS’ main Netherlands facility that previously had been included in selling and administrative expense, of which $2.4 million was a non-cash, pre-tax charge for the write-down to fair market value of property, plant and equipment and $1.4 million was pre-tax separation charges. Fiscal 2011 also includes a $0.02 per diluted share benefit recorded in income taxes in the December 2010 quarter related to the period January 1, 2010 through June 30, 2010 from the retroactive reinstatement of the Federal research and development tax credit. We also announced that we expected to record between $11 million and $14 million of charges in the September 2011 quarter largely to complete the restructuring, which is expected to reduce our global headcount by about 10%.

We had expected that with our launch of the network gaming-enabled Bluebird2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level for the past few years. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. In late June 2010 we launched another new networked-enabled gaming machine, Bluebird xD, as the replacement for our original Bluebird slant cabinets and it too had a significantly higher price, and once again demand outpaced our expectations. For fiscal 2010, Bluebird2 units accounted for 83% of our total new units shipped and, with the launch of the Bluebird xD product in fiscal 2011, Bluebird xD accounted for 26% of new unit shipments while Bluebird2 units accounted for approximately 69% of new unit shipments in fiscal 2011. We believe that as the economy improves and gaming operators see meaningful improvements in their profitability and cash flows, they will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict when this will occur or the rate of increase in their capital budgets. In addition, we expect to experience only a modest increase in demand from casino expansions and casino openings in new and expanding gaming jurisdictions beginning in calendar 2012.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results and our internal plans. We focus on fluctuations in revenue, number of new units sold, average selling price, average participation installed base and average revenue per day, cost and gross margin on both products sales and gaming operations and also pay close attention to our operating income, operating margin, net income, diluted earnings per share, total cash, accounts and notes receivable, inventories and accounts payable and cash flows from operations as they are key indicators of our performance. We also measure changes in selling and administrative (“S&A”) expenses as a percent of revenue, which indicate management’s ability to control costs, as well as changes in research and development (“R&D”) costs as a percent of revenue, which demonstrate investment in technology and product development. Finally, we measure depreciation expense as a percentage of revenues an indicator of the current cost of capital expenditures, primarily in our gaming operations business.

The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators and these measures are discussed herein.

We believe several recent developments fueled by the challenging economic situation could expand our revenue opportunities over the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire, Maine and Massachusetts. Internationally, Singapore opened as a new market in fiscal 2010 and a new VLT market in Italy has opened in fiscal 2011, although the growth of this market has been delayed due to regulatory requirements. In addition, legislation has been passed or discussed in Greece, Brazil, Japan and Taiwan that could open new market opportunities. In the United States, federal legislators and certain state legislators and governments in Canada and Europe are considering legalizing certain forms of online gaming, which if passed could expand our revenue opportunities. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

Product Sales

Product sales revenue includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, parts and conversion kits (including game theme, hardware or operating system conversions). In September 2011 we closed our Orion Financement Company (“Orion Gaming”) manufacturing facility and, in June 2011, we sold this facility and began winding down the support of our Orion Gaming product lines, which will occur over fiscal 2012. In July 2011, we sold our Systems In Progress GmbH subsidiary (“SiP”). These two subsidiaries were immaterial to our Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows. In fiscal 2011, we also notified our customers that we were winding down the support for our Bluebird gaming machines with no new game content available after July 1, 2012 but would continue to service and supply replacement parts through July 2015. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2 and Bluebird xD and Orion Gaming Twinstar™, Twinstar2 and Helios™ branded gaming machines;

➢	Mechanical reel-spinning gaming machines in our Bluebird, Bluebird2 and Bluebird xD branded gaming machines;

➢	Replacement parts and conversion kits for our Bluebird, Bluebird2, Bluebird xD, Twinstar, Twinstar2, Helios and CPU-NXT and CPU-NXT2 upgrade kits; and

➢	Used gaming machines manufactured by us or our competitors that are acquired on a trade-in basis or that were previously placed on a participation basis.

Gaming Operations

We earn gaming operations revenues from leasing participation games, gaming machines and VLTs, and earn royalties that we receive from third parties under license agreements to use our game content and intellectual property. Effective July 1, 2010, we changed the format for the categories that we disclose for our participation installed base from prior years to show the breakout of these gaming machines based on the revenue model that generates the lease payments paid to WMS. We are using this new format because we believe it provides greater transparency as to how we earn our revenues. This new format had no impact on our revenues, our total participation installed base or the average revenue per day of our participation installed base.

Our gaming operations include the following product lines:

➢

Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the net win, which is the casino’s earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees; or (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee plus a percentage of the amount wagered. We have the ability to lease these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include:

➢	Wide-area progressive (“WAP”) participation games;

➢	Local-area progressive (“LAP”) participation games; and

➢	Stand-alone participation games.

➢	Casino-owned daily fee games, where the casino or gaming machine operator purchases the base gaming machine and pays a lower daily lease fee for the top box and game;

➢	Gaming machines placed at casinos under operating lease arrangements;

➢	VLTs;

➢	Revenues from licensing our game content and intellectual properties to third parties;

➢	Revenues from our online gaming casino in the United Kingdom, which was launched in November 2010; and

➢

Beginning in June 2011, networked gaming revenues where the casinos or other gaming machine operators use our WAGE-NET networked gaming system to link groups of gaming machines to remote servers in their locations that allows casinos and other gaming machine operators to purchase new applications and system-wide features for distribution over the WAGE-NET system.

OUR FOCUS

We continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new and expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult economic environment facing our customers and the lack of meaningful improvement in their profitability and cash flows. We believe that gaming operators’ replacement capital budgets will be relatively flat in calendar 2012 from calendar 2011.

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

Fiscal 2011 Result: The United States and Canadian replacement cycle has been abnormally low for several years and the challenges facing our industry and the overall economy have continued, all of which have reduced overall industry demand. We believe capital budgets for replacing gaming machines improved modestly for calendar 2011 over calendar 2010; however, new casino openings and casino expansions declined over prior-year levels. In this challenging environment, our year-over-year new unit shipment volume was down 7.8% from the prior-year. To further diversify our revenue streams, in fiscal 2010 we directly entered the Class II and central determinant market following expiration of our previous licensing agreements for those markets. Our first Class II gaming machines were shipped in the September 2009 quarter, and we expect to continue to penetrate this market directly as we receive additional regulatory approvals. In fiscal 2011, we purchased a copy of the central system software from Bluberi Gaming Technologies Inc. (“Bluberi”), and we are now operating the system ourselves, although we have continuing payment obligations to Bluberi. We launched our new Bluebird xD gaming cabinet late in the June 2010 quarter and, given initial customer response, we had strong demand for this new product in fiscal 2011 amounting to 36% of the total units shipped to customers in the United States and Canada. We are dependent, in part, on innovative new products, replacement demand and casino expansions and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in fiscal 2011, such expenses were $117.0 million or 14.9% of revenues, including $3.0 million of write-down charges for intellectual property assets, up $11.1 million, or 10.5%, compared to the prior-year. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism. Based on publicly disclosed information, we believe our share of new units shipped among the five major gaming machine companies serving the United States and Canadian gaming market, was flat at 25% in fiscal 2011 and in fiscal 2010, including units shipped and placed under operating lease arrangements.

2.	Strategic Priority: Expand the breadth and profitability of our international business.

Fiscal 2011 Result: Shipments to international markets represented 38.6% of our total new unit shipments in fiscal 2011, compared with 35.4% for the prior-year, and total units were 9,340 in fiscal 2011 compared to 8,826 in fiscal 2010. During fiscal 2011, international new unit shipments increased 5.8% from the prior-year, as growth in Mexico and New South Wales, Australia, coupled with modest growth in Asia and Latin America, more than offset lower shipments to Europe, which remains impacted by the challenging economic environment. We directly entered two new markets in fiscal 2010 that we had previously served through content licensing arrangements: New South Wales, Australia and Mexico. In the March 2010 quarter in New South Wales, Australia, we began shipping products as our distributor received regulatory approval for our Bluebird2 gaming machine and the first three game themes. We have since received additional game theme approvals and approval of our mechanical reel gaming machines using our Transmissive Reels technology and, due to the popularity and earnings performance of our products, shipments and revenues increased in fiscal 2011. We expect continued growth in fiscal 2012, subject to any adverse change in gaming regulations in that market. We shipped our first direct shipment of gaming machines into Mexico in the June 2009 quarter and expanded shipments to this market in fiscal 2010 and further penetrated this market in fiscal 2011. In November 2010, we signed our first agreement with one of the operators for the new VLT market in Italy. While introduction of product in this market has been delayed and is subject to satisfaction of incremental regulatory requirements that were recently introduced, we are continuing to pursue this market and expect to begin a field trial of our products in fall 2011. Although much effort is still needed before the first revenue-earning WMS gaming machines are approved in Italy, we anticipate we will see the first shipments in late fiscal 2012 or fiscal 2013, which will be operating lease agreements rather than product sales. Expansion into the Italian market could be limited however, due to the recent new requirements for all manufacturers, which are being evaluated. Other international markets are also considering VLT’s and electronic bingo as a path to gaming expansion and recently VLT legislation was passed in Greece. Also, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We launched the new Bluebird xD gaming cabinet late in the June 2010 quarter, which are benefiting our shipments into the international markets in fiscal 2011 and accounted for 10% of total new units shipments to international markets in fiscal 2011.

3.	Strategic Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Fiscal 2011 Result: During the year ended June 30, 2011, our average installed base of participation gaming machines decreased 2.4% over the prior-year and, at June 30, 2011, our total installed participation footprint stood at 9,870 units compared to 10,421 units at June 30, 2010. Our average revenue per day declined 1% in fiscal 2011 from fiscal 2010. Our focus in fiscal 2011 was to increase the percentage of the installed base that were coin-in gaming machines as they generate the highest gross profit dollars of the three lease models and to convert a portion of our installed base from Bluebird gaming machines to new Bluebird2 or Bluebird xD gaming machines. We were successful in increasing the percentage of coin-in gaming machines in our installed base to 38.3% of the installed base at June 30, 2011 from 36.1% of the installed base at June 30, 2010, although this was because of the decrease in the installed base, as the actual number of coin-in units was relatively flat. We were successful in converting a portion of the installed base to new Bluebird2 and Bluebird xD gaming machines, although this required a higher capital investment than the amount invested over the last two years. We invested $65.9 million in gaming operations capital in fiscal 2011 compared to $43.5 million in fiscal 2010. We expect that the amount of capital invested in gaming operations will remain at a higher level for the next two years as we continue converting the remaining two-thirds of the installed base from Bluebird gaming machines to new Bluebird2 and Bluebird xD gaming machines. In fiscal 2011, we experienced delays in launching new products due to the new technologies we were imbedding in our participation products and as a result of not having as many new participation game themes approved, some of our older game theme performance lagged resulting in a higher level of removals of participation gaming machines, which caused a reduction in the installed base. We expect that with an anticipated increase in participation game themes beginning in mid-fiscal 2012 that we can begin to reverse the trend from fiscal 2011 in the second half of fiscal 2012.

4.	Strategic Priority: Improve our gross margins and operating margins.

Fiscal 2011 Result: Both our gross margin and operating margin declined in fiscal 2011 from fiscal 2010. For the year ended June 30, 2011, our overall gross margin declined by 390-basis points to 60.1% resulting from a 470-basis point decrease to 48.1% in our product sales gross margin largely attributable to the 100-basis point impact of inventory and asset write-downs and other charges, lower-margins achieved on our new Bluebird xD product line, coupled with a higher amount of lower-margin used gaming machines sales and a declining margin achieved on such sales and a lower amount of high margin conversion sales. We implemented a plan to increase the Bluebird xD gross margin in the September 2010 quarter and realized continued improvement throughout fiscal 2011, although the gross margin is still below that achieved on the Bluebird2 gaming machines. We will continue to work to increase the Bluebird xD gross margin in fiscal 2012. We continue implementing our lean sigma and strategic sourcing initiatives, and we continue to realize positive results. We believe these initiatives will continue to drive margin improvement in future years. Gross margin in our gaming operations business was 80.0% in fiscal 2011 inclusive of the 60-basis point impact of asset write-downs and other charges, compared to 80.8% in fiscal 2010. Once the economy improves and replacement demand increases in the future, we would expect to benefit from higher average selling prices and lease revenues coupled with an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing average cost per unit. We also expect our gaming operations business will expand beginning in the second half of fiscal 2012 with both the installed base and revenue per day increasing.

Our operating margin declined to 14.1% in fiscal 2011 from 21.9% in fiscal 2010. Of this 780-basis point decline in operating margin, 400-basis points resulted from $31.8 million of charges for impairments, restructuring, asset write-down and other charges, coupled with a lower amount of higher-margin gaming operations revenues (37.5% in fiscal 2011 compared to 39.8% in fiscal 2010), lower product sales gross margin and higher operating costs.

Through disciplined cost management, we expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues and we will benefit from lower payroll-related costs as a result of 10% lower headcount upon completion of the restructuring we announced in the September 2011 quarter. Our research and development spending increased to 14.9% as a percentage of revenues in fiscal 2011 and includes the 40-basis impact of the write-down on intellectual property assets and the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines. We expect that these costs as a percentage of revenue will decline to 13% of revenue in fiscal 2012. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins. We expect selling and administrative expenses to decline as a percentage of revenues in fiscal 2012, but due to higher capital spending in our gaming operations business and the launch of both the networked gaming and online gaming business in fiscal 2011, that depreciation expense will increase as a percentage of revenues in fiscal 2012.

5.	Strategic Priority: Increase our cash flow from operations and invest in growing our business.

Fiscal 2011 Result: For the year ended June 30, 2011, net cash provided by operations grew 20.6% over the prior-year reflecting an increase of $26.8 million to $157.1 million. The annual results reflect the year-over-year increase in depreciation, the non-cash portion of the impairment and restructuring charges, an increase in other non-cash items (including the impact of the non-cash portion of inventory, other asset write-downs and other charges), a smaller unfavorable impact of tax-related items and a smaller unfavorable impact from changes in operating assets and liabilities (primarily related to a lower increase in fiscal 2011 in total accounts and notes receivable and inventory), partially offset by lower net income, lower amortization and a decline in share-based compensation. Net cash used in investing activities for the year ended June 30, 2011 increased by $48.4 million to $157.0 million from a year ago due to the $22.4 million increase in capital spending on additions to gaming operations equipment during the last year as the Company continues to transition its installed base of participation units to Bluebird2 and Bluebird xD cabinets, a $9.4 million increase in capital expenditures for property, plant and equipment and higher payments of $16.6 million to acquire or license intangible and other assets. Net cash used in financing activities increased by $86.7 million, primarily due to higher stock repurchase activity, which totaled $101.5 million in fiscal 2011 compared to $45.0 million in fiscal 2010 and $32.8 million from lower stock option exercises compared with fiscal 2010.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; continue to invest in our gaming operations business to convert the installed base to new product lines and for operating lease agreements; seek acquisitions that can extend our presence and product lines, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the year ended June 30, 2011, our research and development spending increased $11.1 million over the prior-year and we spent $66.2 million on property, plant and equipment, $65.9 million on additions to gaming operations equipment, $24.9 million to acquire or license intangible and other assets, and we funded approximately $101.5 million of common stock repurchases.

Networked Gaming

We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, data can transfer between the servers and the gaming machines in real time and new applications, game functionality and system-wide features can be enabled on the gaming machines from the remote server. These networks will require regulatory approval in each gaming jurisdiction prior to any implementation and, in time, will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2011 leading up to the receipt on April 22, 2011 of our first regulatory approval for the WAGE-NET system, the first portal application family, Ultra Hit Progressive (“UHP”) and first UHP theme, Jackpot Explosion, from Gaming Laboratories International, Inc. (“GLI”). In June 2011, we began earning revenues from networked gaming applications after installing the commercial version of the NG software. Since these first approvals we have subsequently received approvals on the second theme in the UHP family, Piggy Bankin’, and the first theme in the second portal family, Winner’s Share, titled Peng-Wins. Nevada regulators recently approved the commercial version of our Jackpot Explosion portal application; and our field trial — the final step to achieve approval in Nevada on the remote configuration and download portion of our WAGE-NET system was completed in August 2011 and we received approval from the Nevada Gaming Commission related to the interoperability of our NG system with one of the slot accounting systems used by casinos. We expect to receive approval in Nevada for interoperability with other slot accounting systems in the future. We have received additional jurisdictional approval in Michigan, and are progressing with field trials in several additional jurisdictions with approvals expected in the near future. Currently, we have over 300-networked gaming machines running at 17 locations.

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

Our path to the NG marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of NG systems. Beginning in fiscal 2007, we introduced a series of products and functionalities, all building towards NG systems, including our Community Gaming® participation product line, our CPU-NXT2 operating system and platform, which is also the basis for our server-enabled Bluebird2 and Bluebird xD gaming machines, Sensory Immersion gaming, Transmissive Reels gaming, Adaptive Gaming, and progress on interoperability of our WAGE-NET system, Bluebird2 gaming machines using the CPU-NXT2 operating system with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association (“GSA”): G2S® and S2S®.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology Inc. (“IGT”). This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG infrastructures. In November 2010 we entered into a 7-year royalty free, non-exclusive license agreement with Konami Gaming

Inc. (“Konami”) whereby Konami will adopt our WAGE-NET system as its networked gaming system. Both WMS and Konami will perform additional programming to make our respective games and applications, and, in Konami’s case, their slot accounting system interoperable.

OTHER KEY FISCAL 2011 ACTIVITIES

Common Stock Repurchase Program

See Note 12. “Stockholders’ Equity—Common Stock Repurchase Program” and Note 19. “Subsequent Events” to our Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States. Accordingly, we are required to make estimates incorporating judgments and assumptions we believe are reasonable based on our experience, contract terms, trends in our company and the industry as a whole, as well as information available from other outside sources. Our estimates affect amounts recorded in our Consolidated Financial Statements and actual results may differ from initial estimates. Our accounting policies, including those involving critical accounting estimates, are more fully described in Note 2. “Principal Accounting Policies” to our Consolidated Financial Statements.

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

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Topic 605, “Revenue Recognition” (“Topic 605”) or FASB Topic 985, “Software” (“Topic 985”).

Recent Updates to Topics 605 and 985

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our 2010 fiscal year. Accordingly, this guidance is being applied to all new or materially modified revenue arrangements entered into since July 1, 2009. While the adoption of these two ASU’s changed our revenue recognition policies beginning in fiscal 2010, the impact on our Consolidated Financial Statements was not significant to either the year ended June 30, 2010 or, had these ASU’s been applied retroactively, to the fiscal year ended June 30, 2009, as we had vendor specific objective evidence (“VSOE”) for all elements of our multiple deliverable arrangements and we had not deferred any hardware revenues because an entire customer arrangement had been accounted for as software. These new revenue recognition standards will have more impact on our revenue recognition as we now launch our networked gaming system and related software applications in fiscal 2012.

ASU No. 2009-13 replaces and significantly changes the previous separation criteria for multiple-deliverable revenue arrangements, by eliminating the criteria for objective and reliable evidence of fair value for each deliverable. ASU No 2009-13 also eliminates the use of the residual method of allocation of consideration among deliverables and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on VSOE, then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”).

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

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance in Topic 985 will no longer be accounted for as software. Prior to July 1, 2009, we had determined sales of certain of our products, specifically Bluebird2 gaming machines and revenues generated from the sales of gaming related systems, included software that was “more than incidental” to the product as a whole and accordingly were accounted for under the scope of software revenue recognition guidance in Topic 985. Effective July 1, 2009, with the adoption of ASU No. 2009-14, we no longer apply software revenue recognition guidance from Topic 985 to our Bluebird2 gaming machine sales as the software and non-software components of the Bluebird2 gaming machine function together to deliver the product’s essential functionality.

Topic 985 primarily will impact future networked gaming revenues because networked gaming revenues are derived from computer software applications and systems to be sold or leased. As we begin to fully commercialize networked gaming software applications through multiple deliverable arrangements in fiscal 2012, the application of Topic 985 will require us to obtain VSOE for undelivered networked gaming software applications in a multiple deliverable arrangement before revenue can be recognized on the subsequent delivery of a software application that is part of the multiple deliverable arrangement. This may delay the recognition of revenue and increase deferred revenues and deferred costs. Networked gaming refers to a networked gaming system that links groups of networked-enabled gaming machines to a server in the casino data center.

The application of this policy affects that amount of our revenues, accounts and notes receivable and deferred revenues. Other than the adoption of ASU No. 2009-13 and ASU No. 2009-14, effective July 1, 2009 in fiscal 2011, 2010 and 2009, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies – Revenue Recognition” to our Consolidated Financial Statements.

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

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due to changes in demand in general for used gaming machines. We sell these trade-ins as-is or refurbish the used gaming machines before resale. We also sell participation gaming machines as used gaming machines. Therefore, we review our used gaming machine inventory for impairment on a quarterly basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements. We sold nearly 9,300 and over 8,500 used gaming machines in fiscal 2011 and 2010, respectively.

During fiscal 2011, 2010 and 2009 we recorded provisions for inventory write-downs of $7.1 million, $3.8 million and $13.3 million, respectively. Fiscal 2010 and 2011 reflect lower write-downs as we transition our customer base from Bluebird to Bluebird2 and Bluebird xD gaming machines, but fiscal 2011 does include $4.9 million of inventory and other assets write-downs related to the winding down of our Orion and original Bluebird product lines over the coming year as part of our strategic review.

The application of this policy affects the amount of our inventory and cost of product sales. In fiscal 2011, 2010 and 2009, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies – Inventories” and Note 6. “Inventories” to our Consolidated Financial Statements.

Participation Gaming Machine Depreciation and Net Realizable Value

We depreciate the Bluebird, Bluebird2 and Bluebird xD branded participation gaming machines over a three-year useful life to residual value, while we depreciate the participation top boxes over a one-year useful life. We depreciate refurbishment costs of our gaming operations equipment for periods from 12 months to 36 months. A material adverse impact could occur if the actual useful life of our gaming operations equipment is less than what was used in estimating depreciation expense, or if actual residual value is less than the anticipated residual value. At June 30, 2011 and 2010, we had $86.8 million and $64.7 million net book value of gaming operations equipment recorded in our Consolidated Balance Sheets. On a quarterly basis, we assess the carrying value of our gaming operations equipment and adjust the carrying value to net realizable value as appropriate based on expected future usage.

The application of this policy affects the level of our gaming operations equipment, accumulated depreciation on gaming operations equipment, cost of gaming operations, depreciation expense, income tax expense and deferred income tax assets and liabilities. In fiscal 2011, 2010 and 2009, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies – Gaming Operations Equipment and Property, Plant and Equipment” and Note 7. “Gaming Operations Equipment and Property, Plant and Equipment” to our Consolidated Financial Statements.

Intellectual Property and Licensed Technology Valuations

We license intellectual property and technologies from third parties that we use in our games and gaming machines. At June 30, 2011 and 2010, we had $120.2 million and $68.2 million capitalized on our Consolidated Balance Sheets for such costs, along with commitments not on our Consolidated Balance Sheets for an additional $89.3 million at June 30, 2011. As part of our contracts with the licensors, we typically provide a minimum guaranteed commitment and prepay royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the royalty and license fee advances as intangible assets.

When products using the licensed intellectual property or technology begin to generate revenue, we begin amortization of the amount advanced. In cases where the advance represents a paid-up license, the advance is amortized based on the estimated life of the asset. In those cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases, the amortization of the advances is included in cost of product sales if related to product sale revenues or cost of gaming operations if related to gaming operations revenues. We regularly evaluate the estimated future benefit of royalty and license fee advances, as well as minimum commitments not yet paid, to determine amounts unlikely to be realized from forecasted product sales revenues or gaming operations revenues. If actual or revised revenue forecasts fall below the initial estimate, then we may need to revise the remaining useful life and/or record a charge to write down any asset recorded to net realizable value or accrue for the shortfall between the guaranteed royalty for the period and the actual amount estimated to be earned.

On October 1, 2010, we reclassified $34.4 million of capitalized computer software costs related to our network gaming system from Property, plant and equipment to Intangible assets. In June 2011, we reclassified $13.4 million of capitalized computer software costs related to our online gaming system platform from Property, plant and equipment to Intangible assets. In June 2011, we recorded $17.4 million of impairment charges and other charges to write-down licensed technologies, brand name and intellectual property assets to net realizable value stemming from changes in our business strategy and product plans resulting from a comprehensive review of our business. The application of this policy affects the level of our current assets, non-current assets, current liabilities, cost of product sales, cost of gaming operations, research and development expense and selling and general expense. In fiscal 2011, 2010 and 2009, other than the impairment and other charges recorded in fiscal 2011, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies—Reclassifications and Costs of Computer Software Utilized in Products Sold or Leased”, Note 8. “Intangible Assets” and Note 14. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Income Tax Accounting

We account for income taxes in accordance with FASB Topic 740, “Accounting for Income Taxes”. We conduct business globally and are subject to income taxes in U.S. Federal, state, local and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain income tax positions and income tax payment timing.

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

We apply an estimated annual effective income tax rate to our quarterly operating results to calculate the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the income tax attributable to that item is recorded in the interim period in which it occurs. We modify our annual effective income tax rate if facts and circumstances change between quarters. Our effective income tax rates for fiscal 2011, 2010 and 2009 were 34.5%, 33.8% and 34.3%, respectively.

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

At this time we believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. We are no longer subject to any significant Federal tax examinations by tax authorities for years before fiscal 2008, or state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

The application of this policy affects the level of our income tax expense, current income tax receivables and liabilities and current and non-current deferred income tax assets and liabilities. In the December 2010 quarter, we recorded the benefit from the retroactive reinstatement of the Federal research and development tax credit to January 1, 2010 of which $0.02 applied to periods prior to fiscal 2011. In the March 2010 quarter, we had several discrete income tax items that netted out to a lower effective income tax rate which increased diluted earnings per share by $0.06; primarily the completion of Federal income tax return audits by the Internal Revenue Service for fiscal 2004 through fiscal 2007 that resulted in a reduction of our liability for uncertain tax positions by $4.6 million, or a $0.07 per diluted share benefit, partially offset by the expiration of the Federal research and development tax credit effective as of December 31, 2009 which had the impact of reducing our earnings per diluted share by $0.01. Other than the $4.6 million reduction in the liability for uncertain tax positions as a result of the completion of the audit of our Federal income tax returns through fiscal 2007, in fiscal 2011, 2010 and 2009, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies—Accounting for Income Taxes” and Note 10. “Income Taxes” to our Consolidated Financial Statements.

Share-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of FASB Topic 718, “Share-Based Payment” (“Topic 718”). Pre-tax share-based compensation expense was $18.7 million, $20.3 million, and $18.0 million for fiscal 2011, 2010 and 2009, respectively. In fiscal 2011, we recorded a provision for equity-based performance units outstanding of $0.8 million that relate to the thirty-six month periods ended June 30, 2011, 2012 and 2013, based on the current assessment of achievement of the performance goals. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals. In fiscal 2010, we recorded a provision for equity-base performance units outstanding of $4.0 million that relate to the thirty-six month periods ended June 30, 2010, 2011 and 2012, based on the then current assessment of achievement of the performance goals. In fiscal 2009, we recorded a provision for equity-base performance units outstanding of $3.4 million that relate to the thirty-six month periods ended June 30, 2009, 2010 and 2011, based on the then current assessment of achievement of the performance goals.

Under the fair value recognition provisions of Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If actual results differ significantly from these estimates, share-based compensation expense in our Consolidated Statements of Income could be materially impacted.

The application of this policy affects the level of our cost of product sales, cost of gaming operations, research and development expenses, selling and administrative expenses, additional paid-in capital and income tax expense. During fiscal 2011, 2010 and 2009, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies – Shared-Based Compensation – Stock Option Assumptions” and Note 13. “Equity Compensation Plan” to our Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2. “Principal Accounting Policies—Recently Issued Accounting Standards” to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues, although in fiscal 2011 revenues were higher in the December quarter than the March quarter. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand or if gaming is permitted in a significant new jurisdiction.

Impact of Inflation

During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Net Charges

Given the continuing lower levels of capital spending by casinos over the last three years and with no leading indicators that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. We still believe our long-term vision and business strategy is intact but, as a result of this review, we are refining our product plans and restructuring our organization. Specifically we are streamlining our product management and product development functions, simplifying our product plans and further prioritizing on-time commercialization of new game themes, products and portal applications. Some of the product and operational decisions made in this review led to the impairment, restructuring, asset write-downs and other charges, net of $24.0 million, or $0.26 per diluted share, recorded in the June 2011 quarter and $27.8 million, or $0.28 per diluted share, for fiscal 2011.

The following table summarizes the detail of the net charges recorded in fiscal 2011 (in millions, except per diluted share amounts):

Description of Charges	Pre-tax amounts	Per diluted share
Impairment and Restructuring Charges:
Non-cash Charges
Impairment of licensed technologies and licensed brand	$14.4	$0.15
Impairment of property, plant and equipment and other asset write-downs	4.0	0.05

Total non-cash charges	18.4	0.20
Cash Charges
Restructuring charges	3.8	0.04

Total Impairment and Restructuring Charges	22.2	0.24

Charges for Asset Write-Downs:
Inventory and other asset write-downs (recorded in cost of product sales)	4.9	0.05
Other asset write-downs ( recorded in cost of gaming operations)	1.7	0.02
Intellectual property asset write-downs (recorded in research and development)	3.0	0.03

Total Charges for Asset Write-downs	9.6	0.10

Total Impairment, Restructuring, Asset Write-downs and Other Charges	31.8	0.34

Proceeds from litigation settlement (recorded in interest income and other income and expense, net)	(4.0)	(0.04)
Prior period impact from retroactive reinstatement of the Federal research and development tax credit (recorded in provision for income taxes)	—	(0.02)

Total Net Charges	$27.8	$0.28

Fiscal 2011 results includes $27.8 million of net pre-tax charges, or $0.28 per diluted share, which includes $22.2 million, or $0.24 per diluted share, of pre-tax impairment and restructuring charges comprised of $18.4 million, or $0.20 per diluted share, for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name) $2.6 million for impairment charges to write-down the value of the Orion facility in the Netherlands to fair value upon closing of the facility and $1.4 million for impairment of receivables related to government action to close casinos in Venezuela); and $3.8 million or $0.04 per diluted share for restructuring charges (primarily separation costs); along with $9.6 million of pre-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including charges for inventory write-downs related to winding down the Orion and original Bluebird product lines); partially offset by $4.0 million or $0.04 per diluted share from cash proceeds of litigation settlement and a $0.02 per diluted share benefit recorded in the December 2010 quarter related to the period January 1, 2010 through June 30, 2010 from the retroactive reinstatement of the Federal research and development tax credit.

We expect to record additional charges of $11 million to $14 million in the September 2011 quarter largely to complete our restructuring which is expected to reduce our workforce by about 10%.

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010 and 2009

Below are our Revenues, Gross Margins and Key Performance Indicators. This information should be read in conjunction with our Consolidated Statements of Income (in millions, except unit, per unit and per day data):

	Fiscal Year			Favorable (Unfavorable)
	2011	2010	2009	2011 vs. 2010			2010 vs. 2009
				Variance			Variance
				Dollar		%	Dollar		%
Product Sales Revenues
New units revenues	$403.2	$387.6	$375.1	$15.6		4.0	$12.5		3.3
Other product sales revenues	86.0	73.3	63.4	12.7		17.3	9.9		15.6

Total product sales revenues	$489.2	$460.9	$438.5	$28.3		6.1	$22.4		5.1

New units sold	24,216	24,944	26,406	(728)		(2.9)	(1,462)		(5.5)
Average sales price per new unit	$16,651	$15,540	$14,203	$1,111		7.1	$1,337		9.4
Gross profit on product sales revenue(1)	$235.3	$243.5	$225.7	$(8.2)		(3.4)	$17.8		7.9
Gross margin on product sales revenue(1)	48.1%	52.8%	51.5%	(470	)bp	(8.9)	130	bp	2.5
Gaming Operations Revenues
Participation revenues	$277.7	$287.6	$246.7	$(9.9)		(3.4)	$40.9		16.6
Other gaming operations revenues	16.4	16.6	21.2	(0.2)		(1.2)	(4.6)		(21.7)

Total gaming operations revenues	$294.1	$304.2	$267.9	$(10.1)		(3.3)	$36.3		13.5

Installed Participation Base at Period End with Lease Payments based on:
Percentage of coin-in units(2)	3,780	3,765	2,868	15		0.4	897		31.3
Percentage of net win units(2)	3,072	3,334	3,959	(262)		(7.9)	(625)		(15.8)
Daily lease rate units(2)(3)	3,018	3,322	3,523	(304)		(9.2)	(201)		(5.7)

Total installed participation base units at period end	9,870	10,421	10,350	(551)		(5.3)	71		0.7

Average participation installed base units	10,046	10,298	9,666	(252)		(2.4)	632		6.5
Average revenue per day per participation units	$75.76	$76.53	$69.93	$(0.77)		(1.0)	$6.60		9.4
Gross profit on gaming operations revenue(1)	$235.4	$245.9	$223.2	$(10.5)		(4.3)	$22.7		10.2
Gross margin on gaming operations revenues (1)	80.0%	80.8%	83.3%	(80	)bp	(0.1)	(250	)bp	(3.0)
Total revenues	$783.3	$765.1	$706.4	$18.2		2.4	$58.7		8.3
Total gross profit(1)	$470.7	$489.4	$448.9	$(18.7)		(3.8)	$40.5		9.0
Total gross margin(1)	60.1%	64.0%	63.5%	(390	)bp	(6.1)	50	bp	0.8
Total operating income	$110.4	$167.9	$136.6	$(57.5)		(34.2)	$31.3		22.9
Total operating margin	14.1%	21.9%	19.3%	(780	)bp	(35.6)	260	bp	13.5
Net income	$81.0	$112.9	$92.2	$(31.9)		(28.3)	$20.7		22.5
Earnings Per Share:
Basic	$1.40	$2.02	$1.87	$(0.62)		(30.7)	$0.15		8.0
Diluted	$1.37	$1.88	$1.59	$(0.51)		(27.1)	$0.29		18.2

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and distribution expense.
(2)

In prior-years we disclosed the categories of our participation gaming machines based on the type of game placed on the gaming machine; WAP, LAP and Stand-alone. Beginning July 1, 2010, we modified our installed participation base categories to show the breakout of these gaming machines based on the revenue models that generate the lease payments: Percentage of coin-in, percentage of net win and daily lease rate. This change does not impact our total participation revenues or gross profits, nor our total installed base of participation gaming machines or the average revenue per day. We believe these new categories provide stockholders with better perspective about how our participation revenues are generated. The prior-year disclosure of the participation-installed base categories included in this table reflects the current year presentation.

(3)	Includes only participation game theme units. Does not include units with product sales game themes placed under fixed-term, daily fee operating leases.

Fiscal 2011 Compared to Fiscal 2010

Total revenues for fiscal 2011 increased 2.4%, or $18.2 million, over fiscal 2010, reflecting:

➢	A $15.6 million, or 4.0%, increase in new unit sales revenue as a result of:

➢

A 7.1% increase in the average selling price of new gaming machines to $16,651, principally reflecting a greater sales mix of premium-priced products, including the sale of over 16,600 Bluebird2 and 6,200 Bluebird xD gaming machines, representing in aggregate approximately 94.6% of our total new unit sales, compared to over 20,200 Bluebird2 gaming machines sold, or 82.9% of new unit sales in fiscal 2010. Sales of new Bluebird xD units, which were launched in June 2010, accounted for 26.0% of new units sold in fiscal 2011 compared to 1.8% in fiscal 2010. The increase in average selling price was partially offset by;

➢	A 728 unit, or 2.9%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 14,876 units, a decrease of 7.8%, due to a decline in shipments to new casino openings and expansions and replacement market shipments were also lower resulting from the slow economy and our customers’ lower capital budgets in calendar 2010 with only a modest increase in capital budgets in calendar 2011.

➢

International new units sold increased 5.8% from the prior-year to 9,340 units from 8,826 units in fiscal 2010 and represented 38.6% of global shipments up from 35.4% in the prior-period primarily reflecting increased market penetration in Mexico and New South Wales, Australia, new markets we first entered directly in fiscal 2010, which more than offset the impact of continuing economic challenges across the European markets; and

➢	Sales of mechanical reel products totaled 5,018 units, or approximately 20.7% of total new units sold compared to 29.5% of units sold in the prior-year.

➢

A $12.7 million, or 17.3%, increase in other product sales revenues, reflecting higher revenues from lower-margin used gaming machines and higher parts sales revenues, partially offset by lower conversion revenues and other product sales revenues:

➢

We sold nearly 9,300 used gaming machines during fiscal 2011, compared to over 8,500 used gaming machines in the prior-year period. The average sales price of used gaming machines increased in fiscal 2011 as we sold more of our own used gaming machines which have higher prices and in fiscal 2010 we sold more of our competitors used gaming machines which have lower prices; and

➢

We earned revenue on approximately 8,200 conversion kits in fiscal 2011, compared to over 10,100 conversion kits in the prior-year period, and the average selling price achieved was higher than in fiscal 2010 due to more higher-priced hardware conversion sales.

➢	Participation revenues were lower by $9.9 million, or 3.4%, due primarily to:

➢

The average installed base of participation gaming machines in fiscal 2011 decreased to 10,046 units in fiscal 2011, down 252 units, or 2.4%, from an average of 10,298 units in fiscal 2010. The percentage of coin-in units in the installed base at June 31, 2011, was 38.3% compared to 36.1% at June 30, 2010, although the actual number of such units was about flat between years. The average installed base for the year was negatively impacted in the June 2011 quarter from idle participation units in certain casinos that were closed due to flooding along the Mississippi, Missouri and Ohio rivers. The estimated impact from these idle units, including a significant number of high-performing coin-in units, totaled nearly 8,000 unit revenue days. As of August 1, 2011, all of these casinos have reopened. The percentage of net win units decreased by 262 units, or 7.9%, and the daily lease rate units in the installed base as of June 30, 2011 decreased by 304 units, or 9.2%, primarily due to certain game series coming to the end of their product life cycle and our not having enough new participation themes approved to refresh the installed base; and

➢	Overall average revenue per day decreased slightly by $0.77, or 1.0%, principally reflecting lower average revenue per day in our percentage of coin-in gaming machines.

➢

A $0.2 million, or 1.2%, decrease in other gaming operations revenues as we experienced lower royalty revenues, partially offset by higher Class II and initial revenues from our new online gaming and networked gaming operations.

Total gross profit, as used herein excluding depreciation and distribution expense, decreased by 3.8%, or $18.7 million, to $470.7 million for fiscal 2011 from $489.4 million for the prior-year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $24.7 million and $23.9 million in fiscal 2011 and 2010, respectively, in selling and administrative expenses. Our overall gross margin decreased to 60.1% in fiscal 2011 from 64.0% in the prior-year period reflecting a change in the mix of our revenues as lower-margin product sales amounted to 62.5% of total revenues in fiscal 2011 compared to 60.2% in fiscal 2010 while higher-margin gaming operations revenues amounted to 37.5% of revenues in fiscal 2011 compared to 39.8% in fiscal 2010. In addition:

➢

Gross margin on product sales revenues was 48.1% for fiscal 2011, inclusive of the 100-basis point impact of $4.9 million of inventory and asset write-downs and other charges recorded in the June 2011 quarter, compared to 52.8% for the prior-year period. Product sales gross margin for fiscal 2011 also reflects: lower initial gross margin on our new Bluebird xD gaming machines as we rolled out this new product and Bluebird xD units being a higher percentage of total new unit shipments, higher revenues from lower-margin other product sales revenues, particularly higher used gaming machine revenues coupled with a declining margin on such revenues, and lower high-margin conversion revenues; and

➢

Gross margin on gaming operations revenues was 80.0% for fiscal 2011, inclusive of the 60-basis point impact of $1.7 million of asset write-down charges recorded in the June 2011 quarter, compared to 80.8% from the prior-year period, reflecting a greater number of percentage of coin-in gaming machines in the installed base, which have a lower gross margin, combined with unfavorable WAP jackpot expense experience and slightly lower average daily revenue per day.

We expect to generate modest revenue growth in fiscal 2012 and fiscal 2013 as we increase our global market penetration due to the popularity of our products, launch new products, expand market distribution opportunities, increase our average selling price with our premium Bluebird2 and new Bluebird xD gaming machines, grow our participation installed base and average revenues per day through the introduction of new and innovative participation games and product lines and increase revenues from our online gaming and networked gaming operations that we launched in fiscal 2011. We expect improvements in our product sales gross margin resulting from lower asset write-down charges, the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools to improve quality and eliminate waste, improved results from our strategic sourcing initiatives and the benefits from higher unit volumes and ongoing efforts to level the production schedule throughout each quarter.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,
	2011		2010		Increase/ (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$117.0	14.9%	$105.9	13.8%	$11.1	10.5%
Selling and administrative	150.0	19.2	148.4	19.4	1.6	1.1
Impairment and restructuring charges	22.2	2.8	—	—	22.2	NA
Depreciation	71.1	9.1	67.2	8.8	3.9	5.8

Total operating expenses	$360.3	46.0%	$321.5	42.0%	$38.8	12.1%

Research and development expenses increased 10.5% to $117.0 million in fiscal 2011, compared to $105.9 million in the prior-year period. The year-over-year increase reflects:

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢	Higher costs to accelerate new applications for our Casino Evolved suite of innovative, high-value products in preparation for the launch of networked gaming;

➢	$3.0 million of charges to write-down intellectual property assets;

➢	Increased payroll-related costs associated with headcount increases to accomplish the initiatives stated above; partially offset by

➢	Cost containment measures we implemented, including the impact of lower performance-based incentives.

During fiscal 2011, we introduced 80 new WMS branded games for sale and 28 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2010 of 59 new WMS branded games for sale and 29 new participation and casino-owned daily fee games.

We expect that research and development expenses will decrease as a percentage of revenues to around 13% in fiscal 2012 as we implement the changes to our product plan resulting from the comprehensive review of our business strategies and product plans at the end of fiscal 2011 and beginning of fiscal 2012. We will continue to spend research and development dollars on projects to ensure we stay at the forefront of innovation and creativity in our industry.

Selling and administrative expenses increased 1.1%, or $1.6 million, to $150.0 million in fiscal 2011, compared to $148.4 million in the prior-year period while decreasing by 20-basis points as a percentage of revenues. The year-over-year increase reflects:

➢	Increased payroll-related costs primarily related to headcount increases to support international expansion and overall growth in our business;

➢	An increase in consulting expense of $3.2 million due to increased technology consulting to upgrade our Oracle ERP system, and higher legal expense due to increased litigation; partially offset by

➢	Cost containment measures we implemented, including the impact of lower performance-based incentives.

Fiscal 2011 includes $22.2 million of net pre-tax charges, or $0.24 per diluted share, of pre-tax impairment and restructuring charges comprised of $18.4 million or $0.20 per diluted share for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name, $2.6 million for the impairment of the Orion facility in the Netherlands and $1.4 million for impairment of receivables related to government action to close casinos in Venezuela) and $3.8 million or $0.04 per diluted share for restructuring charges, primarily separation charges. We expect to record additional charges of $11 million to $14 million in the September 2011 quarter largely to complete our restructuring which is expected to reduce our workforce by about 10%.

Depreciation expense increased by $3.9 million to $71.1 million in fiscal 2011, compared to $67.2 million in the prior-year period. The increase in depreciation primarily reflects higher gaming operations equipment expenditures in fiscal 2011 and the depreciation of capitalized software costs for our networked gaming system and our online gaming systems, which we began depreciating in fiscal 2011 upon the launch of these new operations.

Operating Income

Our operating income decreased by $57.5 million, or 34.2%, in fiscal 2011 on a 2.4% increase in total revenues. Our operating margin of 14.1% represented a 780-basis point decrease over the 21.9% operating margin achieved in the prior-year and was negatively impacted by 400-basis points because of the $31.8 million of impairment, restructuring, assets write-downs and other charges recorded in fiscal 2011. This decrease reflects $18.7 million in lower total gross profit inclusive of the $6.6 million of inventory and other asset write-downs and other charges, and $38.8 million in higher operating expenses inclusive of the $22.2 million of impairment and restructuring charges and $3.0 million of intellectual property write-downs included in research and development expenses.

For fiscal 2012 and 2013, we expect to achieve improvements in our operating margin as anticipated improvements in revenue and gross profits will be paired with expectations of lower impairment and restructuring charges and that research and development and selling and administrative expenses will be a lower percentage of overall revenues than in fiscal 2011, partially offset by depreciation expense increasing as a percentage of revenues.

Interest Expense

We incurred interest expense of $1.2 million for fiscal 2011 compared to $3.2 million for the prior-year. The 2010 period includes approximately $0.9 million of expenses related to inducement costs related to the early conversion by note holders of all $115 million of issued our 2.75% Convertible Subordinated Notes (“Notes”), into common stock and related interest expense while these Notes were outstanding during fiscal 2010.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net was income of $14.4 million and $5.8 million for fiscal 2011 and 2010, respectively. The increase is primarily due to increases in interest income from increased extended payment term notes receivable and $4.0 million, or $0.04 per diluted share, from cash proceeds of litigation settlement.

Income Taxes

The effective income tax rate was 34.5% in fiscal 2011 compared to 33.8% in fiscal 2010. The fiscal 2011 effective tax rate reflects:

➢

The retroactive reinstatement of the Federal research and development tax credit to January 1, 2010 of which approximately $0.02 earnings per diluted share related to the period January 1, 2010 through June 30, 2010;

➢	Decreased income over fiscal 2010;

➢	Higher domestic manufacturing deduction due to a rate increase from 6% to 9%; partially offset by

➢	Increased impact of foreign subsidiary startup losses without benefit and permanent tax items in fiscal 2011.

The fiscal 2010 effective income tax rate reflects:

➢

The favorable impact of the completion of the Internal Revenue Service (“IRS”) income tax audits for the fiscal years 2004 through 2007, resulting in a reduction of our liability for uncertain tax positions by $4.6 million or $0.07 per diluted share; and

➢	Increased impact of permanent tax items in the fiscal year; partially offset by

➢	Increased income over fiscal 2009; and

➢	Impact of the expiration of the Federal research and development tax credit as of December 31, 2009, which increased our provision for income taxes by $0.01 per diluted share.

In early December 2010, the Federal research and development tax credit was reinstated retroactive to the beginning of calendar year 2010 and will continue through calendar year 2011. As the Federal research and development tax credit is scheduled to expire December 31, 2011, we expect our effective income tax rate for fiscal 2012 and 2013 to be approximately 36% to 37% assuming governments do not change statutory tax rates for those periods or reinstitute the Federal research and development tax credit.

Earnings Per Share

Diluted earnings per share decreased 27.1%, or $0.51, to $1.37 in fiscal 2011 from $1.88 for prior-year period on a 2.4% increase in revenues. The decrease in earnings per share in fiscal 2011 is attributable to the decrease in net income inclusive of $0.28 per diluted shares of net charges, partially offset by lower diluted shares outstanding due to higher share repurchases in fiscal 2011. Our diluted earnings per share for fiscal 2010, includes a $0.07 per diluted earnings per share benefit from discrete income tax items, primarily related to the favorable completion of the Federal income tax audits through fiscal 2007, partially offset by a $0.01 per diluted earnings per share reduction resulting from the expiration of the Federal research and development tax credit as of December 31, 2009 and $0.02 per diluted share of costs incurred related to the inducement of the Notes.

Fiscal 2010 Compared to Fiscal 2009

Revenues and Gross Profit

Total revenues for fiscal 2010 increased 8.3%, or $58.7 million, over fiscal 2009, reflecting:

➢	A $12.5 million, or 3.3%, increase in new unit sales revenue as a result of:

➢

A 9.4% increase in the average selling price of new gaming machines to $15,540, principally reflecting the greater sales mix of premium-priced products, which included the sale of approximately 20,200 Bluebird2 gaming machines, representing 82.9% of our total new unit sales compared to 9,229 Bluebird2 gaming machines sold or 35.0% of new units sold in the prior-year.

➢	A 1,462 unit, or 5.5%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 16,118 units, a decrease of 3.7%, due to lower industry demand resulting from the slow economy and our customers’ lower capital budgets in calendar 2009 with only a modest increase in capital budgets in calendar 2010;

➢

International new units sold decreased 8.8% from the prior-year to 8,826 units, reflecting economic challenges and tightening credit markets across international regions, especially the European and Latin American markets; and

➢

Sales of mechanical reel products totaled 7,348 units, or approximately 29.5% of total new units sold, compared to 24.1% of units sold in the prior-year. We believe our customers reduced their capital spending on this product line in the first half of fiscal 2009 in advance of our launch of the new Bluebird2 mechanical reel gaming machine with Transmissive Reels technology late in the March 2009 quarter.

➢	A $9.9 million, or 15.6%, increase in other product sales revenues reflecting higher sales of conversion kits, lower-margin used gaming machines, parts sales, and other revenues as:

➢

We earned revenue on sales of approximately 10,100 game conversion kits in fiscal 2010, which were up 7.9% compared to the conversion kit sales in the prior-year, while the average selling price achieved was lower than in fiscal 2009; and

➢	We sold approximately 8,500 used gaming machines during fiscal 2010, compared to approximately 4,900 used gaming machines in the prior-year.

➢	A $40.9 million, or 16.6%, growth in participation revenues due primarily to:

➢

A 6.5% increase, or 632 units, in the average installed base of participation gaming machines in fiscal 2010 driven by the growth in our percentage of coin-in gaming machines. The percentage of coin-in units were 36.1% of the installed base at June 30, 2010 and were 897 units, or 31.3% higher than at June 30, 2009, reflecting our focus in fiscal 2010 on increasing the percentage of coin-in units in the installed base. We were able to increase the percentage of coin-in installed base due to the continued strong earnings performance of our Sensory Immersion and Transmissive Reels participation product lines. The percentage of net win units in the installed base decreased by 625 units and the daily lease rate units decreased by 201 units primarily due to certain game series coming to the end of their life cycle. Our controlled roll-out strategy for new participation games has led to the desired result of a higher level of incremental footprint.

➢

Overall average revenue per day increased by $6.60, or 9.4%, principally reflecting the mix shift in the installed base to a higher percentage of coin-in units which have a higher revenue per day than the percentage of net win or the daily lease rate units, coupled with our active program to relocate low-performing participation gaming machines to casinos where we expect higher performance, partially offset by lower levels of casino play due to a continuing challenging economy.

➢

A $4.6 million, or 21.7%, decrease in other gaming operations revenues during fiscal 2010 as we experienced lower royalty revenues as a result of game content license agreements to third parties for certain markets reaching the end of the license term. The reduction in royalty revenues resulting from these expired license agreements was not material to our Consolidated Financial Statements.

Total gross profit, as used herein excluding depreciation and distribution expense, increased 9.0%, or $40.5 million, to $489.4 million for fiscal 2010 from $448.9 million for the prior-year. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $23.9 million and $21.4 million in fiscal 2010 and 2009, respectively, in selling and administrative expenses. This improvement reflects a change in mix of our revenue sources as product sales revenues amounting to 60.2% of total revenues in fiscal 2010 compared to 62.1% in fiscal 2009 and gaming operations revenues amounting to 39.8% of total revenues in fiscal 2010 compared to 37.9% in fiscal 2009. In addition:

➢

Gross margin on product sales revenues was 52.8% for fiscal 2010, compared to 51.5% for the prior-year. Gross margin for fiscal 2010 reflects continued operating improvements, primarily resulting from our lean sigma and strategic sourcing initiatives, coupled with a higher average selling price due to greater sales of premium gaming machines, including our new Bluebird2 platform and $9.5 million in lower excess and obsolete inventory charges, partially offset by a lower volume of business and a higher amount of lower margin used game sales and parts sales. We incurred higher excess and obsolete inventory charges in the prior-year as we prepared for customers transitioning to our new Bluebird2 gaming cabinet.

➢

Gross margin on gaming operations revenues was 80.8% for fiscal 2010, compared to 83.3% from the prior-year, reflecting the impact of higher mix of lower-margin coin-in units and less favorable WAP jackpot expense experience. Gaming operations gross margin was also negatively impacted during fiscal 2010 by 0.3% from lower royalty revenues as a result of license agreements for certain markets reaching the end of the license term and our election not to renew such agreements so we can directly enter these markets.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,
	2010		2009		Increase/(Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$105.9	13.8%	$98.4	13.9%	$7.5	7.6%
Selling and administrative	148.4	19.4	145.5	20.6	2.9	2.0
Depreciation	67.2	8.8	68.4	9.7	(1.2)	(1.8)

Total operating expenses	$321.5	42.0%	$312.3	44.2%	$9.2	2.9%

Research and development expenses increased 7.6% or $7.5 million to $105.9 million in fiscal 2010, compared to $98.4 million in the prior-year and represented 13.8% of fiscal 2010 revenues, which was virtually flat to the prior-year. The increased spending on research and development for fiscal 2010 included:

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

During fiscal 2010, we introduced 59 new WMS branded games for sale and 29 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2009 of 61 new WMS branded games for sale and 26 new participation and casino-owned daily fee games.

Selling and administrative expenses increased 2.0%, or $2.9 million, to $148.4 million in fiscal 2010 compared to $145.5 million in the prior-year. Selling and administrative expenses as a percentage of revenues decreased 120-basis points in fiscal 2010. The year-over-year change includes:

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

➢

A reduction in bad debt expense to $3.1 million in fiscal 2010 from $7.1 million in the prior-year. The expense in fiscal 2009 was higher due to the impact of the economic turndown, which resulted in an increase in customer bankruptcy filings during that period.

Depreciation expense declined by $1.2 million to $67.2 million in fiscal 2010 compared to $68.4 million in the prior-year. This reflects improved capital efficiencies achieved in the gaming operations business resulting from the ongoing disciplined rollout of new participation games resulting in lower capital spending and increased longevity of the participation games, coupled with a greater number of participation gaming machines having been depreciated to their salvage value.

Operating Income

Our operating income increased by $31.3 million, or 22.9%, in fiscal 2010 on an 8.3% increase in total revenues. Our fiscal 2010 operating margin of 21.9% represented a 260-basis point increase over the 19.3% operating margin achieved in the prior-year. This improvement was achieved by the improvements in product sales gross margin and gaming operations gross margin, coupled with higher-margin gaming operations accounting for 39.8% of total revenues in fiscal 2010 compared to 37.9% in the prior-year, partially offset by operating expenses increasing by 2.9%.

Interest Expense

We incurred interest expense of $3.2 million for fiscal 2010 compared to $4.0 million for the prior-year. The 2010 period includes approximately $0.9 million of expenses related to inducement costs related to the early conversion by Note holders of all $115 million of issued Notes into common stock. In fiscal 2009, we also incurred interest and fees on borrowings under our revolving credit facility but we did not borrow any monies under the facility in fiscal 2010. Fiscal 2010 results include higher amortization of debt issuance costs than fiscal 2009 results as a consequence of the amendment and restatement of our revolving credit agreement effective September 2009.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net decreased by $2.0 million to $5.8 million in fiscal 2010 compared to $7.8 million for the prior-year, primarily due to a pre-tax gain of $5.0 million from a cash settlement of trademark litigation in the fiscal 2009 period, partially offset by interest income rising from a greater amount of extended payment term financings than in fiscal 2009.

Income Taxes

The effective income tax rate was 33.8% in fiscal 2010 compared to 34.3% in fiscal 2009. The fiscal 2010 effective tax rate reflects:

➢

The favorable impact of the completion by the IRS of income tax audits for fiscal years 2004 through 2007 resulting in a reduction of our liability for uncertain tax positions by $4.6 million or $0.07 per diluted share; and

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

➢

Reinstatement of the Federal research and development tax credit in October 2008, retroactive to the beginning of the calendar year 2008. The effective tax rate includes the credit earned from January 1, 2008 through June 30, 2008, which aggregated $0.02 per diluted share, in addition to the Federal research and development tax credit earned during fiscal 2009.

Earnings Per Share

Diluted earnings per share increased 18.2% on an 8.3% increase in revenues to $1.88 for year ended June 2010 from $1.59 for prior-year. The increase in earnings per share is attributable to increased net income for the year partially offset by additional diluted common stock and common stock equivalents.

LIQUIDITY AND CAPITAL RESOURCES

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar year 2010 and even fewer in calendar 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010 and anticipated for calendar 2011. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. We have been faced with these macroeconomic challenges for over two years.

Our cash flow from operations is largely dependent on our profitability and the amount of working capital necessary to support our revenue base. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue and profitability increase or decrease, and the increase or decrease in working capital required to operate our business. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash flow from operations, and, if necessary, proceeds from our revolving credit facility or additional debt or additional equity offerings. We utilize these sources to fund investments in property, plant and equipment, gaming operations equipment and agreements to license or acquire third-party brands, intellectual properties or technologies that we have not developed internally. Also, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements. With the ongoing uncertainty in the credit and capital markets, there can be no assurance that other sources of capital will be available to us on acceptable terms or at all. Based on past performance and current expectation, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures and other liquidity requirements associated with our existing operations into the foreseeable future. Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢	Debt capacity available under our revolving credit facility and, if necessary, additional debt or equity offerings.

Selected balance sheet accounts and data at June 30 are summarized as follows ($ in millions):

			Increase/(Decrease)
	2011	2010	Change	Percent
Total cash, cash equivalents, and restricted cash(1)	$105.0	$184.6	$(79.6)	(43.1)%
Total current assets (A)	497.5	555.0	(57.5)	(10.4)
Total assets	1,046.3	1,007.0	39.3	3.9
Total current liabilities (B)	152.4	140.8	11.6	8.2
Stockholders’ equity	855.9	833.9	22.0	2.6
Net working capital (A) – (B)	$345.1	$414.2	$(69.1)	(16.7)
Trailing-twelve month statistics:
Average days outstanding for total accounts and notes receivable	161	138	23	16.7
Inventory turns	4.1	4.4	(0.3)	(6.8)

(1)

Pursuant to various state gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents and restricted cash includes restricted cash of $14.3 million and $17.9 million as of June 30, 2011 and June 30, 2010, respectively. Cash required for funding WAP jackpot payments is considered restricted cash and is not available for general corporate purposes.

Our net working capital at June 30, 2011 decreased $69.1 million from June 30, 2010, and was primarily affected by the following components:

➢	A decrease in cash, cash equivalents and restricted cash of $79.6 million due primarily to $101.5 million of share repurchases in fiscal 2011;

➢

An increase in total accounts and notes receivable, net, of $40.0 million, or 12.3%, to $366.2 million compared to $326.2 million at June 30, 2010, reflecting our efforts that began in fiscal 2009 to accommodate the increased demand by our customers for extended payment financing terms given the downturn in the economy coupled with growth in revenues from new markets we entered in fiscal 2010 that traditionally have required extended payment terms, specifically Mexico and New South Wales, Australia. Our days sales outstanding for both current and long-term account and notes receivable were 161 days at June 30, 2011, compared to 138 days at June 30, 2010;

➢

An increase in inventories of $9.3 million, or 16.1%, to $67.1 million from $57.8 million at June 30, 2011, due to higher finished goods inventory. Inventory turns were 4.1x at June 30, 2011, compared to 4.4x at June 30, 2010; and

➢

An increase in current liabilities of $11.6 million or 8.2% to $152.4 million due to higher current taxes payable and other accrued liabilities partially offset by lower performance-based bonuses as employees were not paid a bonus under our annual cash bonus plan for fiscal 2011.

As described in Note 14. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $89.3 million including contingent payments that are not recorded in our Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $105.0 million at June 30, 2011, inclusive of $14.3 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to license or acquire brands, technologies or intellectual properties from third parties, the levels of inventories and accounts and notes receivable required in the operation of our business and any repurchases of common stock for the upcoming fiscal year. We take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain unfavorable. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. We will cautiously deploy our capital in order to preserve maximum flexibility. For fiscal 2012 and fiscal 2013, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and we have access to our $150-million revolving credit facility through September 30, 2012. We intend to extend or replace this facility prior to its expiration. Due to the current economic conditions and capital markets challenges, we can provide no guarantee that we will be able to negotiate such an agreement or that such agreement would not place further limitations on our operations. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable and Bad Debt Reserves

Our normal payment terms are 30 to 90 days. We have historically provided extended payment terms to some of our customers for periods from 120 days through 36 months. As a result of the financial market crisis which began in 2008 and disrupted credit and equity markets worldwide and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at a rate in excess of our borrowing rate, both of which provide added profitability to the sale.

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

The expansion of our use of extended payment terms has increased our current and long-term accounts and notes receivable balances and reduced our cash provided by operating activities. Total accounts and notes receivable increased by $40.0 million from $326.2 million at June 30, 2010 to $366.2 million at June 30, 2011. While a portion of this increase relates to the 2.4% increase, or $18.2 million, in revenues in the fiscal year 2011 compared to the fiscal 2010, we believe a majority of this increase is due to the impact of providing an expanded amount of extended payment terms. The collection of these accounts and notes receivable in future periods will increase the amount of cash flow provided by operating activities and reduce our total accounts and notes receivable and increase our cash balance.

We evaluate the adequacy of our allowance for bad debts at least on a quarterly basis. We consider a variety of factors in this evaluation, including the accounts and notes receivable aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms, the legal environment and regulatory landscape and news related to individual customers especially if the news calls into question the customer’s ability to fully pay balances owed. Accounts and notes receivables are evaluated individually for impairment (specific reserves) when collectability becomes uncertain due to events and circumstances that cause an adverse change in a customer’s cash flows or financial condition. Accounts placed on specific reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve.

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

For customers in the United States, at the time a customer files for bankruptcy, we typically have a security interest in the gaming machines for that portion of the total accounts and notes receivable, but our accounts and notes receivable related to all other revenue sources are typically unsecured claims. Due to the significance of our gaming machines to the on-going operations of our casino customers, in a bankruptcy filing we may be designated as a key vendor, which can enhance our position above other creditors in the bankruptcy.

During the fiscal year ended June 30, 2011, our bad debt expense totaled $3.9 million plus we recorded $1.4 million as an impairment charge and in aggregate the $5.3 million represents 0.7% of revenues in such fiscal year, which compares to $3.1 million of bad debt expense for the prior fiscal year, which represented 0.4% of revenues in the prior fiscal year. Our bad debt expense was higher in the year ended June 30, 2011 due to government action to close casinos in Venezuela leading to the impairment charge, which increased our total bad debt reserve to $5.5 million at June 30, 2011 compared to $3.4 million at June 30, 2010.

Excess and Obsolete Inventories

Our inventory write-downs primarily arise from raw material parts becoming obsolete when replaced by a new part and we are unable to fully realize the value of the old part and from excess quantities of raw material inventory purchased for production of gaming machines which we cannot utilize. When we discontinue support of a gaming machine style, make significant changes to an existing gaming machine design or transition to a new gaming machine style, we may experience higher levels of inventory write-downs. We use forecasted demand planning in both purchasing and production processes and conduct quarterly reviews for excess and obsolete inventory. Any inventory write-downs are recorded in the period they are identified to reflect any anticipated inventory losses arising from inventory values in excess of cost or market.

As we introduce new gaming machines that utilize new raw material parts, we reduce the quantity of raw material purchases for existing gaming machines based upon anticipated customer demand and expected end-of-life production and support of the global installed base of the existing gaming machines. Favorable customer acceptance in excess of estimated customer demand for the new gaming machines can result in excess quantities of raw materials being on-hand for the existing gaming machines. In the December 2008 quarter, we introduced the new Bluebird2 gaming machine and in June 2010 we introduced the new Bluebird xD gaming machine and in both cases the demand for these new gaming machines exceeded our expectation, resulting in fewer Bluebird gaming machines being sold. We seek to reduce excess raw materials through several strategies such as: (1) reselling them back to the supplier, (2) using them to maintain our installed base of leased gaming operations machines, (3) selling them to customers to support their existing gaming machines which are recorded as part sales, (4) using them to refurbish used gaming machines, (5) selling them to a third party or (6) scrapping them.

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventory. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. In fiscal 2011, we decided to wind-down our support for our Orion and Bluebird gaming cabinets over fiscal 2012, which led to a higher level of inventory write-downs being recorded. Inventory write-downs for the year ended June 30, 2011 totaled $7.1 million, including $4.9 million of inventory and other assets write-downs in the June 2011 quarter, and compared to $3.8 million of write-downs in fiscal 2010.

Revolving Credit Facility and Convertible Subordinated Notes

See Note 11. “Revolving Credit Facility and Convertible Subordinated Notes” to our Consolidated Financial Statements.

Common Stock Repurchase Program

See Note 12. “Stockholders’ Equity—Common Stock Repurchase Program” and 19. “Subsequent Events” to our Consolidated Financial Statements.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended June 30,			2011 to 2010 Change	2010 to 2009 Change
	2011	2010	2009
Net cash provided by (used in):
Operating activities	$157.1	$130.3	$179.2	$26.8	$(48.9)
Investing activities	(157.0)	(108.6)	(113.8)	(48.4)	5.2
Financing activities	(77.0)	9.7	(29.8)	(86.7)	39.5
Effect of exchange rates on cash and cash equivalents	0.9	(0.4)	(0.7)	1.3	0.3

Net increase (decrease) in cash and cash equivalents	$(76.0)	$31.0	$34.9	$(107.0)	$(3.9)

Operating Activities: The $26.8 million increase in cash provided by operating activities in fiscal 2011 compared to fiscal 2010, resulted from:

➢

A $41.3 million positive impact from an $18.4 million increase in non-cash impairment and restructuring charges, $9.0 million of other non-cash items, including an increase in inventory and bad debt write-downs, a $10.0 million positive impact from lower tax benefits from exercise of stock options and a $3.9 million increase in depreciation expense; and

➢

A $26.1 million positive impact from lower changes in operating assets and liabilities. This impact is comprised of a positive impact of a $29.9 million net decrease between periods in the growth of total accounts and notes receivable, a $4.9 million decrease between periods in the growth in inventory, combined with a $12.3 million decrease in other assets and liabilities and a $2.5 million increase from reduced restricted cash, partially offset by a $23.5 million decrease between periods in the growth of current liabilities; partially offset by

➢

A $40.6 million negative impact from a $31.9 million decrease in net income, a $6.5 million negative impact from higher deferred tax benefit, a $0.6 million decrease in amortization of intangible assets, and a $1.6 million decrease in share based compensation.

The $48.9 million decrease in cash provided by operating activities in fiscal 2010 compared to the fiscal 2009 resulted from:

➢

A $12.1 million positive impact from the $20.7 million increase in net income, combined with a $3.5 million increase in amortization of intangible and other assets and a $2.3 million increase in share-based compensation, partially offset by a $1.2 million decrease in depreciation and a $13.2 million increase in the deferred income benefit; more than offset by

➢

An $18.0 million negative impact from lower other non-cash items. Our bad debt expense was lower by $4.0 million in fiscal 2010 as we had more favorable collection experience, fewer customers filing for protection from bankruptcy and the economy was generally better than in fiscal 2009. We incurred $9.5 million lower excess and obsolete inventory charges in fiscal 2010 than in fiscal 2009 as in fiscal 2009 we prepared for customers transitioning to our new Bluebird2 gaming cabinet partially offset by higher other non-cash items of $0.1 million. The fiscal 2010 period also reflects a $4.6 million non-cash credit arising from a reduction in our reserve for uncertain tax positions as a result of the IRS completing its audit of our Federal income tax returns for fiscal 2004 through fiscal 2007;

➢

A $17.3 million negative impact from an increase in the tax benefit from exercise of stock options as more people exercised stock options in fiscal 2010 than in fiscal 2009, primarily due to the increase in our stock price. The exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options; and

➢

A $25.7 million negative impact from changes in operating assets and liabilities. This negative impact is comprised of an incremental increase in inventory of $19.2 million primarily due to the advance purchase of computer chips that are used in most of our gaming machines, a $23.2 million incremental increase in total accounts and notes receivable as we granted a greater number of extended-term financing options for select customers and a greater percentage of our quarterly shipments for the June 2010 quarter took place in the month of June than had occurred in June 2009, a $25.1 million net increase in other assets and liabilities and restricted cash, partially offset by an incremental increase of $41.8 million in current liabilities.

Investing Activities: The $48.4 million increase in cash used by investing activities for fiscal 2011, compared to fiscal 2010, was primarily due to:

➢	A $22.4 million increase in the amount invested in gaming operations machines, top boxes and related equipment during fiscal 2011, to $65.9 million. We expect that capital expenditures for gaming operations equipment will increase in fiscal 2012 and 2013 as we continue to transition our installed base from Bluebird to Bluebird2 and Bluebird xD gaming machines and as we expand the number of operating lease agreements we enter into;

➢

A $9.4 million increase in the amount invested in property, plant and equipment during fiscal 2011 to $66.2 million, as we continue to invest in facility expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase modestly in fiscal 2012 and 2013; and

➢

A $16.6 million increase in payments to develop, license or acquire long-term intangible and other assets as we invested $24.9 million in fiscal 2011 as we identified additional assets to develop, license or acquire. Future investment in intangible and other assets is dependent upon us identifying such assets and successfully negotiating acquisition or license agreements with the owners.

The $5.2 million decrease in cash used by investing activities for the year ended June 30, 2010 compared to the prior-year was primarily due to:

➢

A $3.5 million decrease in the amount invested in gaming operations machines, top boxes and related equipment in fiscal 2010 to $43.5 million despite the 0.7% increase in the participation-installed base due to better management of these assets;

➢	A $5.2 million decrease in payments to acquire or license long-term intangible assets in fiscal 2010 as we identified fewer items to license or acquire; partially offset by

➢

A $3.5 million increase in the amount invested in property, plant and equipment during fiscal 2010 to $56.8 million, as we continue to invest in future facility expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software.

Financing Activities: The $86.7 million increase in cash used by financing activities for fiscal 2011, compared to fiscal 2010, was primarily due to:

➢	A $56.5 million increase in treasury stock repurchases in fiscal 2011 under the new repurchase program approved by our board of directors in August 2010;

➢

A $32.8 million decrease in cash received and tax benefits realized from exercised stock options during fiscal 2011. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options; partially offset by

➢	The prior-year period included a $1.7 million payment for debt issuance cost to amend and restate our revolving credit facility with no such charges in fiscal 2011; and

➢	A $0.9 million payment made in fiscal 2010, as an inducement to the holders of our Convertible Subordinated Notes to early convert them to our common stock with no such charges in fiscal 2011.

The $39.5 million increase in cash provided by financing activities in fiscal 2010 compared to fiscal 2009 was primarily due to:

➢	A $46.6 million increase in cash received and tax benefits realized from exercised stock options and the employee stock purchase plan; partially offset by

➢	A $4.5 million increase in treasury stock repurchases to $45.0 million in fiscal 2010 compared to approximately $40.5 million in the prior-year;

➢	A $1.7 million increase in debt issuance cost to amend and restate our revolving credit facility; and

➢	A $0.9 million pre-tax payment made as an inducement to the holders of our Notes for early conversion into our common stock.

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

Our obligations under these arrangements and under other contractual obligations at June 30, 2011, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$17.4	$4.6	$7.8	$5.0	$—
Royalty and license fee payments	89.3	17.6	34.5	29.9	7.3
Accrued WAP jackpot liability	8.6	8.6	—	—	—
Non-cancelable raw material purchase orders	6.2	6.2	—	—	—
Performance bonds	5.3	5.3	—	—	—
Other, including guaranteed minimums in employment agreements	28.5	15.0	9.2	1.8	2.5

Total	$155.3	$57.3	$51.5	$36.7	$9.8

The total potential royalty and license fee commitments decreased to $89.3 million at June 30, 2011 from $97.6 million at June 30, 2010, due to advances and payments made on existing commitments exceeding new agreements we entered into for brand and technology licenses. Potential royalty and license fee commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See Note 14. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Non-cancelable raw material purchase orders increased to $6.2 million as of June 30, 2011 from $3.5 million as of June 30, 2010 due to timing of future raw material deliveries.

We have performance bonds outstanding of $5.3 million at June 30, 2011, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

As of June 30, 2011, we had a liability for unrecognized income tax benefits of $4.7 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for uncertain income taxes. See Note 10. “Income Taxes” to our Consolidated Financial Statements.

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, WMS Licensor Arrangements, Self-Insurance and Product Warranty

See Note 14. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes.

Interest Rate Risk

We have exposure to interest rate risk from our amended and restated revolving credit facility as it is at a variable interest rate. The revolving credit agreement provides for $150 million of unsecured borrowing through September 30, 2012, including the potential to expand the line up to $200 million. Borrowings under this facility bear interest at a certain percentage above the agent’s prime rate, or above the LIBOR rate. We did not borrow under this facility in fiscal 2010 or fiscal 2011 and there was no outstanding borrowing under this facility as of June 30, 2011.

Foreign Currency Risk

We sell substantially all of our products globally in U.S. dollars to protect ourselves from foreign currency risk. We do have subsidiaries or branches in Alderney, Argentina, Australia, Canada, China, India, Mexico, Slovakia, Spain, South Africa and the United Kingdom for distribution and development operations. These subsidiaries transact business in their respective foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2011 would not have had a material impact on our business.

The net assets of these subsidiaries are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in stockholders’ equity in our Consolidated Balance Sheets. Such translation resulted in unrealized gains of $9.2 million at June 30, 2011 and an unrealized loss of $9.4 million at June 30, 2010.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2011 of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

The effectiveness of our internal control over financial reporting as of June 30, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 20, 2011 with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 20, 2011 with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 20, 2011 with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 20, 2011 with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 20, 2011 with the SEC.

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

10.16

Letter Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated February 3, 2004, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2004, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.17

License Agreement between WMS Gaming Inc. and Warner Bros. Consumer Products Inc., dated October 31, 2006 incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2010, SEC File No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.18

Letter Amendment to License Agreement between WMS Gaming Inc. and Warner Bros. Consumer Products Inc., dated May 14, 2009 incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2010, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.19

Amendment No. 2, dated July 25, 2011 to the License Agreement, by and between WMS Gaming Inc. and Warner Bros. Consumer Products Inc. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 29, 2011, SEC file No. 001-8300.

10.20

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

Management Contracts and Compensatory Plans or Arrangements

10.21	WMS Industries Inc. 1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8, filed on December 16, 2009, SEC file No. 001-8300.

10.22	WMS Industries Inc. 2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.23	WMS Industries Inc. 2000 Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.24	WMS Industries Inc. 2002 Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.25

WMS Industries Inc. Incentive Plan (2009 Restatement) as adopted on December 10, 2009, incorporated by reference to Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

Exhibit	Description

10.26

WMS Industries Inc. Amended and Restated 2009 Employee Stock Purchase Plan, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC file No. 001-8300.

10.27

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

10.30

Form of Deferred Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2006, SEC file No. 001-8300.

10.31

Form of Restricted Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2007, SEC file No. 001-8300.

10.32

Form of Performance-based Restricted Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2008, SEC file No. 001-8300.

10.33

WMS Industries Inc. Nonqualified Deferred Compensation Plan (As Amended and Restated Effective January 1, 2010) as approved on December 10, 2009, incorporated by reference to Exhibit 10.2 to WMS’ Current Report on Form 8-K filed on December 16, 2009, SEC file No. 001-8300.

10.34

Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS, dated June 14, 2001, incorporated by reference to WMS Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC file No. 001-8300.

10.35	Form of Officer and Director Indemnity Agreement, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 15, 2004, SEC file No. 001-8300.

10.36

Amendment to Advisory Agreement between Louis J. Nicastro and WMS Industries Inc., dated September 23, 2010, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 SEC file No. 001-8300.

10.37	Employment Agreement between Brian R. Gamache and WMS, dated December 27, 2004, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 30, 2004, SEC file No. 001-8300.

10.38	Letter Agreement, dated as of August 9, 2005, between WMS and Brian R. Gamache incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005, SEC file No. 001-8300.

10.39

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Brian R. Gamache, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.40	Employment Agreement between Orrin J. Edidin and WMS, dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005, SEC file No. 001-8300.

Exhibit	Description

10.41	Letter Agreement, dated as of August 9, 2005, between WMS and Orrin J. Edidin incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005, SEC file No. 001-8300.

10.42

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Orrin J. Edidin, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.43	Employment Agreement between Scott D. Schweinfurth and WMS dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005, SEC file No. 001-8300.

10.44	Letter Agreement, dated as of August 9, 2005, between WMS and Scott D. Schweinfurth incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005, SEC file No. 001-8300.

10.45

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Scott D. Schweinfurth, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.46

Employment offer letter, dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC file No. 001-8300.

10.47	Employment Agreement, dated September 7, 2005, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.48

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.49	Deferred Compensation Agreement, dated January 27, 2007, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.50	Employment agreement between Ken Lochiatto and WMS Gaming Inc., dated March 11, 2010, incorporated by reference to WMS’ Current Report on Form 8-K filed March 16, 2010, SEC file No. 001-8300.

Other

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99	Gaming Regulation

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit	Description

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

WMS INDUSTRIES INC.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited the accompanying consolidated balance sheets of WMS Industries Inc. (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WMS Industries Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 29, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited WMS Industries Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WMS Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMS Industries Inc. as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2011 of WMS Industries Inc. and our report dated August 29, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 29, 2011

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2011 and 2010

(in millions of U.S. dollars and millions of shares)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90.7	$166.7
Restricted cash and cash equivalents	14.3	17.9

Total cash, cash equivalents and restricted cash	105.0	184.6
Accounts and notes receivable, net	284.6	274.5
Inventories	67.1	57.8
Other current assets	40.8	38.1

Total current assets	497.5	555.0
NON-CURRENT ASSETS:
Long-term notes receivable, net	81.6	51.7
Gaming operations equipment, net	86.8	64.7
Property, plant and equipment, net	171.5	189.8
Intangible assets, net	153.9	99.1
Deferred income tax assets	43.1	33.4
Other assets, net	11.9	13.3

Total non-current assets	548.8	452.0

TOTAL ASSETS	$1,046.3	$1,007.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66.2	$63.4
Accrued compensation and related benefits	12.3	25.1
Other accrued liabilities	73.9	52.3

Total current liabilities	152.4	140.8
NON-CURRENT LIABILITIES:
Deferred income tax liabilities	23.9	20.1
Other non-current liabilities	14.1	12.2

Total non-current liabilities	38.0	32.3
Commitments, contingencies and indemnifications (see Note 14)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (200.0 and 100.0 shares authorized and 59.7 shares issued, respectively)	29.8	29.8
Additional paid-in capital	437.9	435.5
Treasury stock, at cost (2.9 and 0.9 shares, respectively)	(104.9)	(34.3)
Retained earnings	490.0	409.0
Accumulated other comprehensive income (loss)	3.1	(6.1)

Total stockholders’ equity	855.9	833.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,046.3	$1,007.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended June 30, 2011, 2010 and 2009

(in millions of U.S. dollars and millions of shares, except per share amounts)

	2011	2010	2009
REVENUES:
Product sales	$489.2	$460.9	$438.5
Gaming operations	294.1	304.2	267.9

Total revenues	783.3	765.1	706.4
COSTS AND EXPENSES:
Cost of product sales(a)	253.9	217.4	212.8
Cost of gaming operations(a)	58.7	58.3	44.7
Research and development	117.0	105.9	98.4
Selling and administrative	150.0	148.4	145.5
Impairment and restructuring	22.2	—	—
Depreciation(a)	71.1	67.2	68.4

Total costs and expenses	672.9	597.2	569.8

OPERATING INCOME	110.4	167.9	136.6
Interest expense	(1.2)	(3.2)	(4.0)
Interest income and other income and expense, net	14.4	5.8	7.8

Income before income taxes	123.6	170.5	140.4
Provision for income taxes	42.6	57.6	48.2

NET INCOME	$81.0	$112.9	$92.2

Earnings per share:
Basic	$1.40	$2.02	$1.87

Diluted	$1.37	$1.88	$1.59

Weighted-average common shares:
Basic common stock outstanding	57.7	56.0	49.2

Diluted common stock and common stock equivalents	59.0	60.4	59.1

(a) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation, which are included in the depreciation line item:
Cost of product sales	$4.8	$4.4	$4.1
Cost of gaming operations	$40.1	$44.0	$51.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Years Ended June 30, 2011, 2010 and 2009

(in millions of U.S. dollars and millions of shares)

Common shares issued	Common shares held in treasury		Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
51.0	(0.8)	Balance, June 30, 2008	$25.5	$298.1	$(24.8)	$203.9	$8.1	$510.8
—	—	Comprehensive income:
—	—	Net income	—	—	—	92.2	—	92.2
—	—	Foreign currency translation adjustment	—	—	—	—	(4.8)	(4.8)

—	—	Comprehensive income	—	—	—	—	—	87.4
—	0.6	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(6.0)	14.9	—	—	8.9
—	(1.6)	Purchase of treasury shares	—	—	(35.5)	—	—	(35.5)
—	—	Hasbro warrant modification	—	1.8	—	—	—	1.8
—	—	Share-based payment expense	—	18.0	—	—	—	18.0

51.0	(1.8)	Balance, June 30, 2009	25.5	311.9	(45.4)	296.1	3.3	591.4
—	—	Comprehensive income:
—	—	Net income	—	—	—	112.9	—	112.9
—	—	Foreign currency translation adjustment	—	—	—	—	(9.4)	(9.4)

—	—	Comprehensive income	—	—	—	—	—	103.5
—	2.0	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(8.0)	54.5	—	—	46.5
8.7	—	Conversion of Convertible Subordinated Notes to common stock	4.3	110.7	—	—	—	115.0
—	(1.1)	Purchase of treasury shares	—	—	(45.0)	—	—	(45.0)
—	—	Share-based payment expense	—	20.3	—	—	—	20.3
—	—	Other	—	0.6	1.6	—	—	2.2

59.7	(0.9)	Balance, June 30, 2010	29.8	435.5	(34.3)	409.0	(6.1)	833.9
—	—	Comprehensive income:
—	—	Net income	—	—	—	81.0	—	81.0
—	—	Foreign currency translation adjustment	—	—	—	—	9.2	9.2

—	—	Comprehensive income	—	—	—	—	—	90.2
—	0.8	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(16.3)	30.9	—	—	14.6
—	(2.8)	Purchase of treasury shares	—	—	(101.5)	—	—	(101.5)
—	—	Share-based payment expense	—	18.7	—	—	—	18.7

59.7	(2.9)	Balance, June 30, 2011	$29.8	$437.9	$(104.9)	$490.0	$3.1	$855.9

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2011, 2010 and 2009

(in millions of U.S. dollars)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$81.0	$112.9	$92.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71.1	67.2	68.4
Amortization of intangible and other assets	21.6	22.2	18.7
Share-based compensation	18.7	20.3	18.0
Non-cash restructuring and impairment	18.4	—	—
Other non-cash items	11.4	2.4	20.4
Deferred income tax (benefit) provision	(13.1)	(6.6)	6.6
Tax benefit from exercise of stock options	(10.1)	(20.1)	(2.8)
Change in operating assets and liabilities, net:
Restricted cash	3.6	1.1	(0.2)
Total accounts and notes receivable	(46.8)	(76.7)	(53.5)
Inventories	(9.5)	(14.4)	4.8
Current liabilities	21.4	44.9	3.1
Other current and long-term assets and long-term liabilities	(10.6)	(22.9)	3.5

Net cash provided by operating activities	157.1	130.3	179.2

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(66.2)	(56.8)	(53.3)
Additions to gaming operations equipment	(65.9)	(43.5)	(47.0)
Payments to acquire or license intangible and other assets	(24.9)	(8.3)	(13.5)

Net cash used in investing activities	(157.0)	(108.6)	(113.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from exercise of stock options	14.4	37.2	7.9
Tax benefits from exercise of stock options	10.1	20.1	2.8
Purchase of treasury stock	(101.5)	(45.0)	(40.5)
Proceeds from borrowings under revolving credit facility	—	—	50.0
Repayments of borrowings under revolving credit facility	—	—	(50.0)
Debt issuance costs	—	(1.7)	—
Other	—	(0.9)	—

Net cash provided by (used in) financing activities	(77.0)	9.7	(29.8)

Effect of exchange rates on cash and cash equivalents	0.9	(0.4)	(0.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76.0)	31.0	34.9
CASH AND CASH EQUIVALENTS, beginning of year	166.7	135.7	100.8

CASH AND CASH EQUIVALENTS, end of year	$90.7	$166.7	$135.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

1. BUSINESS OVERVIEW

We are engaged in one business segment: to serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming jurisdictions worldwide. We have production facilities in the United States with development and distribution offices located in the United States, Argentina, Australia, Canada, China, India, Mexico, South Africa, Spain, and the United Kingdom and through July 2011 when we sold our subsidiary, Systems in Progress GmbH (“SiP”), Austria. In fiscal year 2009, we integrated the manufacturing of Orion Financement Company B.V. (“Orion Gaming”) products into our Spain and United States facilities and in fiscal 2011, we closed and sold Orion Gaming’s main facility in the Netherlands and determined that we would wind down the support of the Orion Gaming product lines over fiscal 2012. Orion Gaming and SiP were immaterial to our Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows.

We market our gaming machines in two principal ways. First, product sales include the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions) and parts. Second, we license our game content and intellectual property to third parties for distribution and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee and a percentage of the coin-in. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, gaming machine, VLT and other lease revenues, and beginning in fiscal 2011, online gaming revenues and networked gaming application revenues, we refer to this business as our “gaming operations.”

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

2. PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and, pursuant to the rules and regulations of the Securities and Exchange Commission (“the Commission”), include all adjustments necessary to fairly present our consolidated financial position, results of operations and cash flows for each period presented. Our Consolidated Financial Statements include the accounts of WMS Industries Inc. and its wholly owned subsidiaries (“WMS” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Reclassifications

We reclassified Long-term notes receivable, net as a separate line item from Other assets, net in our Consolidated Balance Sheets at June 30, 2010 to conform to the current year’s presentation. This reclassification did not affect the reported amounts of total non-current assets or total assets included in our Consolidated Balance Sheets.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Effective October 1, 2010, we reclassified $34.4 million of capitalized software costs for networked gaming from Property plant and equipment to Intangible assets. See Note 2. “Principal Accounting Policies—Costs for Computer Software Utilized in Products Sold or Leased”. This reclassification did not affect the reported amounts of total non-current assets or total assets included in our Consolidated Balance Sheets.

On June 17, 2011, we reclassified $13.4 million of capitalized computer software costs for our online gaming business from Property, plant and equipment to Intangible assets. See Note 2. “Principal Accounting Policies - Costs for Computer Software Utilized in Products Sold or Leased”. This reclassification did not affect the reported amounts of total non-current assets or total assets included in our Consolidated Balance Sheets.

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Topic 605, “Revenue Recognition” (“Topic 605”), or FASB Topic 985, “Software” (“Topic 985”).

Recent Updates to Topics 605 and 985

In 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our 2010 fiscal year. Accordingly, this guidance is being applied to all new or materially modified revenue arrangements entered into since July 1, 2009. While the adoption of these two ASU’s changed our revenue recognition policies beginning in fiscal 2010, the impact on our Consolidated Financial Statements was not significant to either the year ended June 30, 2010, or had these ASU’s been applied retroactively, to the fiscal years ended June 30, 2009, as we had vendor specific objective evidence (“VSOE”) for all elements of our multiple deliverable arrangements and we had not deferred any hardware revenues because we had not needed to account for entire customer arrangements as software. These new revenue recognition standards will have more impact on our revenue recognition as we now launch our networked gaming system and related software applications in fiscal 2012.

ASU No. 2009-13 replaces and significantly changes the previous separation criteria for multiple-deliverable revenue arrangements, by eliminating the criteria for objective and reliable evidence of fair value for each deliverable. ASU No 2009-13 also eliminates the use of the residual method of allocation of consideration among deliverables and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on VSOE, then third-party evidence (“TPE”) and finally management’s estimate of the selling price (“ESP”).

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

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

functionality. As a result, certain products that were previously accounted for under the scope of software revenue recognition guidance in Topic 985 will no longer be accounted for as software. Prior to July 1, 2009, we had determined sales of certain of our products, specifically Bluebird2 gaming machines and revenues generated from the sales of gaming related systems, included software that was “more than incidental” to the product as a whole and accordingly were accounted for under the scope of software revenue recognition guidance in Topic 985. Effective July 1, 2009, with the adoption of ASU No. 2009-14, we no longer apply software revenue recognition guidance from Topic 985 to our Bluebird2 gaming machine sales as the software and non-software components of the Bluebird2 gaming machine function together to deliver the product’s essential functionality.

Topic 985 primarily will impact future networked gaming revenues because networked gaming revenues are derived from computer software applications and systems to be sold or leased. As we begin to fully commercialize networked gaming software applications through multiple deliverable arrangements in fiscal 2012, the application of Topic 985 will require us to obtain VSOE for undelivered networked gaming software applications in a multiple deliverable arrangement before revenue can be recognized on the subsequent delivery of a software application that is part of the multiple deliverable arrangements. This may delay the recognition of revenue and increase deferred revenues and deferred costs. Networked gaming refers to a networked gaming system that links groups of networked-enabled gaming machines to a server in the casino data center.

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

Product Sales

We sell gaming machines and VLTs typically with payment terms of 30 to 90 days. In certain circumstances, we offer extended payment terms typically for up to one year but in some cases for longer terms up to three years, which longer term obligations may be secured by the related gaming machines and may accrue interest recognized at market rates. We annually investigate sales contracts with extended payment terms in excess of one year to determine if there is sufficient history to prove assurance of collectability under the original sales contract payment terms. Based upon this investigation, we have concluded that adequate supporting historical documentation exists to conclude collectability is probable for sales contracts with extended payment terms of 36 months or less. Our product sales contracts do not include specific performance, cancellation, termination or refund type provisions.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Our services for initial gaming machine installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the associated product sales revenue is recognized. Labor costs for gaming machine installs and participation placements, as well as labor costs associated with performing routine maintenance on participation gaming machines are included in selling and administrative expenses and are incidental to the arrangement. We accrue for the cost of installing gaming machines sold to our customers at the time of sale, based on the percent of such gaming machines that we expect to install for our customers.

Gaming Operations

We earn gaming operations revenues from leasing gaming machines, VLTs and other leased equipment, earn royalties from third parties under license agreements to use our game content and intellectual property and, beginning in fiscal 2011, earn revenues from our online casino operations and networked gaming although the revenue earned in fiscal 2011 from such new operations was immaterial to our Consolidated Financial Statements. We capitalize the costs to install gaming operations equipment.

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

Some customers prefer to lease our standard for-sale gaming machines as an option rather than to purchase them. In these cases, we lease the game and the gaming machine, either for a fixed daily fee or as a percentage of the net win of the gaming machine. We recognize the revenue from these operating leases over the term of the lease. We do not include leased for-sale units in our installed base of participation gaming machines.

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

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three-months or less when purchased are considered cash equivalents. Restricted cash of $14.3 million and $17.9 million at June 30, 2011 and 2010, respectively, is required by gaming regulations to fund WAP jackpot payments.

Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. For notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest income and other income and expense, net, ratably over the payment period. The interest rates on outstanding notes receivable ranged from 5.25% to 10.0% at June 30, 2011. Our policy is to generally recognize interest on notes receivables until the note receivable is deemed non-performing. A note receivable is considered non-performing if payments have not been received within 180 days of the agreed upon terms. The amount of our non-performing notes is immaterial at June 30, 2011 and 2010.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At June 30, 2011, and June 30, 2010, respectively, the fair value of the accounts and notes receivable, net, approximated the carrying value.

We file Uniform Commercial Code (UCC) liens on almost all domestic trade accounts and notes receivable with terms greater than 90 days, which secures our interest in the gaming machines underlying the trade accounts and notes receivable until the receivable balance is fully paid. The majority of our domestic customers are not rated by the credit rating agencies but for those customers who do have credit ratings, the Standard and Poor’s credit ratings ranged from BBB+ to D at June 30, 2011. Where possible we seek payment deposits, collateral, pledge agreements, bills of exchange or foreign bank letters of credit on international trade accounts and notes receivable. However, most of our international trade accounts and notes receivable are not collateralized. Currently we have not sold our accounts or notes receivable to third parties, so we do not have any off-balance sheet liabilities for factored receivables.

Our normal payment terms are 30 to 90 days. We have historically provided extended payment terms to our customers for periods from 120 days through 36 months, with interest for terms greater than 12 months at prevailing rates, which are generally collateralized by the related gaming machines sold, although the value of the gaming machines, if repossessed, may be less than the accounts and notes receivable balance outstanding. Additionally, customers in many of our international markets require and receive standard payment terms of 90 to 365 days. We impute interest income on all accounts receivable with terms greater than 365 days. Our recent international expansion has necessitated us to provide, in certain jurisdictions, a greater amount of financing terms of 18 to 36 months. In addition, as a result of the financial market crisis, which began in 2008 and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at rates in excess of our borrowing rate, both of which provide added profitability to the sale.

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

The expansion of our use of extended payment terms has increased our current and long-term accounts and notes receivable balances and reduced our cash provided by operating activities. Total accounts and notes receivable increased by $40.0 million from $326.2 million at June 30, 2010, to $366.2 million at June 30, 2011. While a portion of this increase relates to the $18.2 million, or 2.4%, increase in revenues in the trailing twelve- month period ended June 30, 2011, compared to the trailing twelve-months ended June 30, 2010, we believe that the majority of this increase is due to the impact of providing an expanded amount of extended payment terms. The collection of these accounts and notes receivable in future periods will increase the amount of cash flow provided by operating activities and reduce our total accounts and notes receivable and increase our cash balance.

Inventories

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. We value inventory quarterly based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Actual demand may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements. Demand for parts inventory is subject to technological obsolescence. Inventory on hand in excess of forecasted demand is written down to net realizable value when such determination is made.

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due to changes in demand in general for used gaming machines. We sell these trade-ins as-is or refurbish the gaming machines before resale. We also sell participation gaming machines, after refurbishment, as used gaming machines when we no longer need them in our gaming operations business. We review our used gaming machine inventory for impairment on a quarterly basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements.

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

We review the carrying amount of these assets when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. When an impairment loss is to be recognized for an asset, it is measured by comparing the carrying value to the fair value, which is generally measured as the present value of estimated future cash flows.

We account for costs incurred to develop computer software for internal use in accordance with FASB Topic 350, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“Topic 350”). Consequently, any costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, we depreciate the capitalized asset cost over its useful life, which can be up to 7 years for software related to our Oracle ERP system. The net book value of capitalized internal use software costs was $17.9 million and $45.3 million as of June 30, 2011 and 2010, respectively, which are included in capitalized internal use software costs and construction in progress in Property, plant and equipment. The decrease in net book value between periods of Property, plant and equipment relates to the reclassification of $34.4 million of capitalized computer software costs related to our networked gaming system to Intangible assets effective October 1, 2010 and $13.4 million of capitalized computer software related to our online gaming system to Intangible assets effective June 17, 2011. We recorded these reclassifications because of changes in our business that resulted in the computer software no longer being held just for internal use. See Note 2. “Principal Accounting Policies—Costs for Computer Software Utilized in Products Sold or Leased”.

Intangible Assets

In accordance with FASB Topic 350, “Goodwill and Other Intangible Assets” (“Topic 350”) we classify intangible assets into two categories: (1) intangible assets with finite lives subject to amortization and (2) goodwill. We test intangible assets with finite lives for impairment when conditions exist that indicate the carrying value may not be recoverable. We do not amortize goodwill. For goodwill, we perform tests for impairment at least annually or more frequently when events or circumstances indicate that assets might be impaired.

We perform our impairment tests of goodwill at our reporting unit level, which is at the consolidated level. Such impairment tests for goodwill include comparing our market capitalization based on outstanding shares to

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

our book value as of June 30, 2011, which resulted in an excess of market value over book value of over $0.9 billion. If we did not have this excess we would perform a second test to compare the book value to the present value of estimated future cash flows of the reporting unit. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on our cost of capital rate or location-specific economic factors. In case the fair value is less than the book value of the assets, we record an impairment charge to write-down the book value of the assets to fair value.

We determine the useful lives of our identifiable finite lived intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations, which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized over the greater of the units of production methodology or on a straight-line basis. Most of our intangible assets are amortized on a straight-line basis over their useful lives. See Note 8. “Intangible Assets.”

We capitalize as identifiable finite-lived intangible assets advances for royalty and licensing fees made in connection with licensing agreements we have for our use of third-party brands, intellectual property and technologies. When the products using the licensed intellectual property or technology begin to generate revenue, we begin expensing the amount advanced. In cases where the advance represents a paid up license, the advance is expensed based on the estimated life of the asset. In those cases, where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is expensed based on the royalty rates provided in the license agreement. In both cases the amortization of the advances is included in cost of product sales if related to product sale revenues, or cost of gaming operations if related to gaming operations revenues. To the extent we determine that the products developed would not fully recover the amounts capitalized and future minimum commitments in the license agreement, we will record an immediate charge in our Consolidated Statements of Income to write-down the book value of any asset recorded to recoverable value at the time of such determination or accrue for the shortfall between the guaranteed royalty for the period and the actual amount estimated to be earned.

Costs for Computer Software Utilized in Products Sold or Leased

We purchase, license and incur costs of computer software, which will be utilized in the products we sell or lease. Such costs are capitalized under FASB Topic 985, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (“Topic 985”). According to Topic 985, costs incurred in creating computer software are charged to expense when incurred as research and development until technological feasibility has been established after which such costs are then capitalized up to the date the computer software is available for general release to customers. Generally, the computer software we develop reaches technological feasibility when a working model of the computer software is available. Computer software that we purchase or license for use in our products generally has been commercialized in our industry or other industries and has met the technological feasibility criteria prior to our purchase or license and, therefore, we capitalize the payments made for such purchase or license. Annual amortization of capitalized computer software costs is recorded on a product by product basis at the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of past and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

For our game themes and operating system computer software, we have determined that such products reach technological feasibility when internal testing is complete and the product is ready to be submitted to the gaming regulators for approval. We incur regulatory approval costs for our game themes and operating system products after technological feasibility is achieved which we capitalize. Capitalized regulatory approval costs, net were $10.8 million as of both June 30, 2011 and 2010, which are included in Other non-current assets. Amortization expense for previously capitalized regulatory approval costs totaled $7.9 million, $6.2 million and $6.7 million in fiscal 2011, 2010 and 2009, respectively. Regulatory approval costs related to projects that are discontinued are expensed when the determination to discontinue is made.

Based on revisions to our business plans regarding the external distribution of our WAGE-NET networked gaming system in the second quarter of fiscal year 2011, and because the computer software had previously reached technological feasibility but was still in the development stage awaiting approval by various gaming regulators of the commercial version of the computer software, we now treat costs associated with the development of our network gaming system under Topic 985. Previously we had accounted for such costs under Topic 350 as we did not intend to sell, lease or market the system and included such capitalized costs in Property, plant and equipment. As of October 1, 2010, we reclassified $34.4 million of capitalized computer software costs for the WAGE-NET networked gaming system from Property, plant and equipment to Intangible assets. This reclassification had no impact on the results of operations for the year ended June 30, 2011 or on our total non-current assets or total assets. We began amortization of this intangible asset in the June 2011 quarter when we received the first gaming regulator’s approval of the commercial version of the WAGE-NET network gaming system.

For our online gaming business, we licensed the original computer software system and because we did not intend to sell, lease or market the system, we capitalized such costs under Topic 350 as our licensed rights only permitted a business-to-consumer online casino where we would earn revenues from online gaming players wagering on our online slot games. In June 2011, we acquired additional license rights from the platform licensor to be able to sell, lease or market our online gaming system to third parties in a business-to-business manner. Accordingly, on June 17, 2011, we reclassified $13.4 million of capitalized costs related to our online gaming system from Property, plant and equipment to Intangible assets. Once we further develop the online gaming system for the business-to-business market and begin to commercialize that system, we will use the cost recovery method to amortize the cost of this license right. This reclassification had no impact on the results of operations for the year ended June 30, 2011 or on our total non-current assets or total assets.

Sales of Used Gaming Machines

Cash generated from the remanufacture and sale of used gaming machines, including cash generated from the remanufacture and sale of used gaming operations machines, is included in our Consolidated Statements of Cash Flows in cash flow from operating activities for the periods in which such sales occur and have not been material in fiscal 2011, 2010 and 2009.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and manufacturing overhead. These components of cost of product sales also include licensing and royalty charges, inbound and outbound freight charges, purchasing, receiving and warehousing costs, inspection costs and internal transfer costs.

Cost of gaming operations consists primarily of WAP jackpot expenses, licensing and royalty charges, telephone costs, gaming operations taxes and fees and parts. Freight-out and installation costs for gaming operations equipment are capitalized and depreciated over the life of the related asset.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $24.7 million, $23.9 million and $21.4 million for the fiscal year ended 2011, 2010 and 2009, respectively.

WAP Jackpot Liabilities and Expenses

WAP jackpots are payable either immediately in the case of instant pay progressive jackpots or, for non-instant pay jackpots, at the jackpot winner’s choice, to receive the jackpot paid over 20 annual installments or a single lump sum payment for the amount of the jackpot, discounted to present value at applicable interest rates, and, in our experience, substantially all winners elect the instant pay option. We record a WAP jackpot liability based on the actual volume of coin-in or gaming machine play plus the initial progressive meter liability (“base jackpot”) on each WAP system in each jurisdiction, discounted to net present value for non-instant pay jackpots. We defer jackpot expense for the base jackpot liability on each WAP linked system, which is subsequently expensed as jackpot expense in cost of gaming operations based on the theoretical coin-in, or gaming machine play, to win the jackpot liability. Our jackpot liabilities totaled $8.6 million and $11.0 million at June 30, 2011 and 2010, respectively. Our jackpot expense was $18.7 million, $23.8 million and $14.2 million for fiscal 2011, 2010 and 2009, respectively. To fund our WAP jackpot liabilities, we are required to maintain restricted cash and cash equivalents, as described above. See Note 2. “Principal Accounting Policies—Recently Issued Accounting Standards”.

Research and Development Costs

We account for research and development costs in accordance with FASB Topic 730, “Accounting for Research and Development Costs” (“Topic 730”). Accordingly, costs associated with product development are expensed as incurred and included in Research and development in our Consolidated Statements of Income.

Advertising Expense

The cost of advertising is charged to expense as incurred. The cost of advertising for fiscal 2011 was $2.7 million compared to $0.8 million in both fiscal 2010 and 2009.

Share-Based Compensation—Stock Option Assumptions

We account for share-based compensation under FASB Topic 718 “Share Based Compensation” (“Topic 718”). The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants in fiscal years ended June 30:

	2011	2010	2009
Risk-free interest rate	1.2%	2.1%	2.2%
Expected life of options (in years)	3.70	4.64	4.65
Expected volatility.	0.50	0.49	0.39
Dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term that approximates the expected life of the award. The expected life of each award granted is calculated using historical experience in accordance with Topic 718. The expected volatility rate has been calculated based on actual historical daily closing prices of our common shares for the expected life of the option. Expected dividend yield is based on historical dividend payments. See Note 13. “Equity Compensation Plan.”

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

We apply the provisions of Topic 740 to our uncertain income tax provisions. Under Topic 740, the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements.

Use of Estimates

Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles. Such preparation requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and Notes thereto. Actual results could differ from those estimates.

Fair Value Measurements

We apply the provisions of FASB Topic 820, “Fair Value Measurements” (“Topic 820”) to our financial assets and financial liabilities. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The only assets subject to fair value measurement in accordance with Topic 820 were investments in various money market funds totaling approximately $14.7 million at June 30, 2011 and approximately $103.5 million at June 30, 2010. These money market investments are included in our cash and cash equivalents and restricted cash on our Consolidated Balance Sheets and are considered Level 1 securities valued at quoted market prices.

Translation of Non-U.S. Currency Amounts

The local currency is the functional currency (primary currency in which business is conducted) for our non-U.S. subsidiaries and their assets and liabilities are translated into U.S. dollars at fiscal year-end exchange rates. Revenue and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments are included in accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. Gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. Foreign currency transaction gains and (losses) consisting primarily of Euro to U.S. currency exchanges for cash transfers are included in Interest income and other income and expense, net and totaled $0.6 million in fiscal 2011 and ($0.2) million and ($2.4) million in fiscal years 2010 and 2009, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts and notes receivable. We place cash and cash equivalents in high credit quality financial institutions and in short-duration, high-quality securities. With the exception of U.S. Government and Agency securities and overnight investment sweeps, our short-term investment policy limits the amount of credit exposure in any one financial institution, industry group or type of investment. Cash on deposit may be in excess of Federal Deposit Insurance Corporation limits. As a result of the financial market crisis, our recent investment decisions and priorities have been based on capital preservation rather than on investment returns.

Our accounts and notes receivable are concentrated in the following legalized gaming jurisdictions at June 30, 2011:

United States	40%	International	60%
Nevada	7%	Mexico	16%
Oklahoma	5%	Argentina	15%
Other (less than 5% individually)	28%	Peru	7%
		Other (less than 5% individually)	22%

As of June 30, 2011, approximately 14% of our employees are covered by a collective bargaining agreement, which expires on June 30, 2014.

Recently Issued Accounting Standards

In October 2009, the FASB issued ASU No. 2009-13 and ASU No. 2009-14. As permitted under these ASU’s, we early adopted both of these ASU’s on a prospective basis effective July 1, 2009, the beginning of our 2010 fiscal year and the adoption did not have a material impact on our Consolidated Financial Statements. See Note 2. “Principal Accounting Policies—Revenue Recognition.”

In April 2010, the FASB issued ASU No. 2010-16, “Accruals for Casino Jackpot Liabilities,” (“ASU No. 2010-16”), which clarifies when a casino entity is required to accrue a jackpot liability. Under ASU

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

No. 2016-16 we will change our accounting to not record any expense for the base jackpot liability until the jackpot liability is won by the casino patron. ASU No. 2010-16 will be effective for fiscal years beginning on or after December 15, 2010, which for WMS would be our fiscal year beginning July 1, 2011. Upon adoption effective July 1, 2011, we will credit retained earnings with the $0.8 million of deferred jackpot liability expense recorded in other current liabilities in our Consolidated Balance Sheets at June 30, 2011. We believe adoption of ASU No. 2010-16 will provide more volatility to our financial results than the previous accounting method.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU No. 2010-20”) to provide greater transparency of an entity’s allowance for credit losses and the credit risk of its financing receivables. The required disclosures allow for a better evaluation of the following:

➢	The nature of credit risk inherent in our portfolio of financing receivables;

➢	How credit risk is analyzed and assessed in arriving at the allowance for credit loss; and

➢	Changes and reason for those changes in the allowance for credit losses.

We adopted ASU No. 2010-20 as of December 31, 2010, and the adoption had no material impact on our Consolidated Financial Statements. See Note 2. “Principal Accounting Policies—“Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense” and Note 3. “Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense”.

In April 2011, the FASB issued ASU No. 2011-02, “Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring” (“ASU No. 2011-02”) which provides guidelines to creditors in evaluating whether a loan modification constitutes a trouble debt restructuring. ASU No. 2011-02 is effective prospectively beginning July 1, 2011 and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements Disclosures” (“ASU No. 2011-04”) which will require supplemental disclosures related to purchases, sales, issuances, and settlements of fair value instruments within the Level 3 reconciliation. ASU No. 2011-04 is effective prospectively beginning July 1, 2012 and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) to require other comprehensive income, including reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following net income. ASU No. 2011-05 is effective prospectively beginning July 1, 2012 and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

3. ACCOUNTS RECEIVABLE, NOTES RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS     AND BAD DEBT EXPENSE

Consolidated Accounts and Notes Receivable, net

The following summarizes the components of current and long-term accounts and notes receivable, net at June 30:

	2011	2010
Current, net:
Accounts receivable	$105.3	$130.0
Notes receivable	184.8	147.6
Allowance for doubtful accounts	(5.5)	(3.1)

Current accounts and notes receivable, net	$284.6	$274.5

Long-term, net:
Notes receivable	$81.6	$52.0
Allowance for doubtful accounts	—	(0.3)

Long-term notes receivable, net	$81.6	$51.7

Total accounts and notes receivable, net	$366.2	$326.2

Accounts and notes receivable from international customers in Mexico, Argentina and Peru at June 30, 2011, were approximately: $59.6 million, $55.9 million and $24.5 million, respectively while accounts and notes receivable from these same international countries at June 30, 2010, were $44.8 million, $28.1 million and $13.9 million, respectively.

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a routine basis, but at least quarterly, we evaluate our accounts and notes receivable individually and collectively, and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. We consider a variety of factors in this evaluation, including the accounts and notes receivable aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms, the legal environment and regulatory landscape and news related to individual customers, especially if the news calls into question the customer’s ability to fully pay balances owed. Accounts and notes receivables are evaluated individually for impairment (specific reserves) when collectability becomes uncertain due to events and circumstances that cause an adverse change in a customer’s cash flows or financial condition. Accounts placed on specific reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve.

Our bad debt expense is most significantly impacted by bankruptcy filings by our casino customers and pre-bankruptcy reported exposures of individual casino customers. Due to our successful collection experience and our continuing operating relationship with casino customers and their businesses, it is infrequent that we repossess gaming machines from a customer in settlement of outstanding accounts or notes receivable balances. In those instances where repossession occurs, to mitigate our exposure on the related receivable, the repossessed gaming machines are subsequently resold in the used gaming machine market, however we may not fully recover the receivable from this re-sale. Uncollectible accounts or notes receivables are written off when all reasonable collection efforts have been exhausted and is determined that there is minimal chance of any kind of recovery.

For customers in the United States, at the time a customer files for bankruptcy, we typically have a security interest in the gaming machines for that portion of the total accounts and notes receivable, but our accounts and

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

notes receivable related to all other revenue sources are typically unsecured claims. Due to the significance of our gaming machines to the on-going operations of our casino customers, in a bankruptcy filing we may be designated as a key vendor, which can enhance our position above other creditors in the bankruptcy.

We recorded $3.9 million of bad debt expense plus we recorded a $1.4 million impairment charge to write-down receivables in Venezuela due to government action to close casinos and in the aggregate, the $5.3 million expense in fiscal 2011 or 0.7% of total revenues compared to $3.1 million or 0.4% of total revenues in fiscal 2010 and $7.1 million, or 1.0% of total revenues in fiscal 2009. Our bad debt expense was higher in fiscal 2009 due to a greater number and dollar amount of bankruptcy filings due to the challenging economic times. See Note 4. “Impairment and Restructuring Charges.”

Notes Receivable and Credit Quality

The following summarizes the components of total notes receivable, net at June 30, 2011:

	June 30, 2011	Balances that are over 90 days past due
Notes receivable:
Domestic	$87.7	$0.6
International	178.7	2.7

Notes receivable subtotal	266.4	3.3

Allowance for doubtful accounts	(2.6)	(1.3)

Total notes receivable, net	$263.8	$2.0

At June 30, 2011, 0.7% of our total notes receivable, net was past due over 90 days.

Modifications to original financing terms are an exception to our cash collection process and are a function of collection activities with the customer. If a customer requests a modification of financing terms during the collection process, we evaluate the proposed modification in relation to the recovery of our gaming machines, seek additional security and recognize any additional interest income ratably over the remaining new financing term. As a result of the financial crisis that began in 2008, such modifications have increased, but in general, the modification of original financing terms have not been material to our total accounts and notes receivable balance.

The following summarizes the notes receivable that had modification of financing terms:

	Six- months Ended June 30, 2011
	# of Contracts	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic(a)	17	$9.1	$9.1
International(b)	32	27.2	27.2

Total financing term modifications	49	$36.3	$36.3

(a)

The domestic modifications completed during six-months ended June 30, 2011 primarily related to one domestic customer with whom fifteen notes were restructured and consolidated into two notes aggregating approximately $7.5 million with an average term extension of ten months.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(b)

The international modifications primarily related to one international customer in which twenty-two notes were consolidated into one note aggregating approximately $17.3 million, without extension of terms and one note for one international customer who owed $5.8 million for which original terms were extended by six months.

The following table reconciles the current and non-current allowance for doubtful notes receivable from December 31, 2010 to June 30, 2011:

Beginning balance at December 31, 2010	$1.2
Charge-offs	—
Recoveries	—
Provision, included in impairment and restructuring charges (a)	1.4

Ending Balance at June 30, 2011	$2.6

(a)	Impairment of receivables related to government action to close casinos in Venezuela. See Note 4. “Impairment and Restructuring Charges”

4. IMPAIRMENT AND RESTRUCTURING CHARGES

In late fiscal 2011 and early fiscal 2012, we conducted a thorough review of our business strategies and product plans given the outlook for flat near-term industry replacement demand and the industry’s current pace of new technology adoption. As a result, we are refining our product plans and restructuring our organization to sharpen emphasis on our content and product development strengths. These actions are expected to better direct resources and focus on near-term revenue opportunities and will reduce our overall organizational staffing by approximately 10% to a level that better correlates with the current operating environment, while maintaining our ability to create great games that engage current players and attract new players. The decisions made as part of the strategy review, led to the impairment, restructuring, asset write-down and other charges recorded in the fiscal fourth quarter combined with the impairment and restructuring costs recorded in the September 2010 quarter related to the decision to close our Orion Gaming facility in the Netherlands as summarized below (in millions, except per diluted share):

	Twelve- Months Ended June 30, 2011
Description of Charges	Pre-tax amounts	Per diluted share
Impairment and Restructuring Charges:
Non-cash Charges
Impairment of licensed technologies and brand name	$14.4	$0.15
Impairment of receivables and property, plant and equipment	4.0	0.05

Total non-cash charges	18.4	0.20
Cash Charges
Restructuring charges	3.8	0.04

Total Impairment and Restructuring Charges	$22.2	$0.24

Our fiscal 2011 results includes $22.2 million of net pre-tax impairment and restructuring charges, or $0.24 per diluted share, which includes $18.4 million or $0.20 per diluted share of pre-tax impairment charges

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(including charges to write-down assets to fair value of $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name, $2.6 million of impairment charges to write-down the value of the Orion Gaming facility in the Netherlands to fair value upon the closing of that facility and $1.4 million for impairment of receivables related to government action to close casinos in Venezuela) and $3.8 million of cash-based pre-tax restructuring charges or $0.04 per diluted share (primarily separation costs). At June 30, 2011, $1.9 million of these separations charges were unpaid and these are expected to be paid by September 30, 2011.

We expect to record further pre-tax charges of $11-to-$14 million, or $0.12-to-$0.15 per diluted share, in the September 2011 quarter, largely to complete the restructuring, which is expected to reduce our workforce by about 10%. See Note 19. “Subsequent Events”.

5. EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the fiscal years ended June 30:

	2011	2010	2009
Net income	$81.0	$112.9	$92.2
After-tax interest expense and amortization of issuance cost on our 2.75% Convertible Subordinated Notes (“Notes”).	—	0.5	1.9

Diluted earnings (numerator)	$81.0	$113.4	$94.1

Basic weighted-average common shares outstanding	57.7	56.0	49.2
Dilutive effect of stock options	0.9	1.2	1.0
Dilutive effect of restricted common stock and warrants	0.4	0.5	0.2
Dilutive effect of Notes	—	2.7	8.7

Diluted weighted-average common stock and common stock equivalents (denominator)	59.0	60.4	59.1

Basic earnings per share of common stock	$1.40	$2.02	$1.87

Diluted earnings per share of common stock and common stock equivalents	$1.37	$1.88	$1.59

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	2.2	1.1	2.3

Included in our anti-dilutive common stock equivalents for 2011, 2010 and 2009 are warrants to purchase 500,000 shares of our common stock, which are contingent upon future events that were issued to Hasbro Inc. and Hasbro International, Inc. (“Hasbro”). See Note 12. “Stockholders Equity.” These warrants were excluded from the calculation because the contingent criteria were not met.

6. INVENTORIES

Inventories consisted of the following at June 30:

	2011	2010
Raw materials and work-in-process	$40.5	$42.9
Finished goods	26.6	14.9

Total inventories	$67.1	$57.8

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. Our work-in-process inventories at June 30, 2010 and 2011 are not material to our Consolidated Balance Sheets. We recorded raw material and finished goods inventory write-downs totaling approximately $7.1 million, $3.8 million and $13.3 million for fiscal 2011, 2010 and 2009, respectively. These charges are classified in cost of products sales in our Consolidated Statements of Income. Inventory write-downs for fiscal 2011 trended higher than in fiscal year 2010 as a result of our decision to wind down our Orion and original Bluebird product lines over fiscal 2012.

7. GAMING OPERATIONS EQUIPMENT AND PROPERTY, PLANT AND EQUIPMENT

The components of Gaming operations equipment were as follows at June 30:

	2011	2010
Gaming operations equipment	$357.3	$311.9
Less accumulated depreciation	(270.5)	(247.2)

Net gaming operations equipment	$86.8	$64.7

The components of Property, plant and equipment were as follows at June 30:

	2011	2010
Land	$20.0	$17.8
Buildings and improvements	89.5	79.7
Machinery and equipment	100.4	82.5
Capitalized internal use software costs	36.5	31.4
Furniture and fixtures	14.1	14.2
Construction-in-process	26.7	59.6

	287.2	285.2
Less accumulated depreciation	(115.7)	(95.4)

Net property, plant and equipment	$171.5	$189.8

See Note 2. “Accounting Policies – Reclassifications and Costs for Computer Software Utilized in Products Sold or Leased” regarding the reclassifications from Property, plant and equipment to Intangible assets for capitalized computer software costs of $34.4 million related to our networked gaming system effective October 1, 2010 and $13.4 million related to our online gaming system effective June 17, 2011.

8. INTANGIBLE ASSETS

General

The following table reconciles goodwill and other intangible assets to Intangible assets recorded on our Consolidated Balance Sheets at June 30:

	2011	2010
Goodwill	$20.3	$17.9
Finite lived intangible assets, net	136.4	91.5
Less: royalty advances and licensed or acquired technologies, short-term	(2.8)	(10.3)

Total Long-term intangible assets, net	$153.9	$99.1

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Certain goodwill is denominated in foreign currency and, as such, includes the effects of foreign currency translation.

Goodwill

The changes in the carrying amount of goodwill are as follows:

Goodwill balance at June 30, 2010	$17.9
Foreign currency translation adjustment	2.4

Goodwill balance at June 30, 2011	$20.3

Other Intangible Assets

Other intangible assets consisted of the following at June 30

		2011			2010
	Useful Life (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1–15	$104.2	$(83.1)	$21.1	$92.4	$(58.3)	$34.1
Developed, licensed or acquired technologies	1–15	117.2	(18.1)	99.1	48.1	(14.0)	34.1
Patents, trademarks and other	4–17	34.8	(18.6)	16.2	32.5	(9.2)	23.3

Total		$256.2	$(119.8)	$136.4	$173.0	$(81.5)	$91.5

On October 1, 2010, we reclassified $34.4 million of capitalized computer software cost for our network gaming system from Property plant and equipment to Intangible assets and on June 17, 2011, we reclassified $13.4 million of capitalized computer software costs for our online gaming system from Property, plant and equipment to Intangible assets. See Note 2. “Principal Accounting Policies – Reclassifications and Costs for Computer Software Utilized in Products Sold or Leased”.

The following table summarizes additions to other intangible assets during fiscal 2011.

Total Additions
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$11.8
Developed licensed or acquired technologies	21.3
Patents, trademarks and other	2.3
Reclassifications from Property, plant and equipment to Intangible assets-Developed, licensed or acquired technologies	47.8

Total	$83.2

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Amortization expense for finite lived intangible assets, including $14.4 million recorded as impairment charges in fiscal 2011, see Note 4. “Impairment and Restructuring Charges”, was $38.3 million, $21.1 million and $14.2 million for fiscal 2011, 2010 and 2009, respectively.

The estimated aggregate amortization expense for intangible assets in each of the next five fiscal years and thereafter will be as follows:

Year Ended June 30,
2012	$18.0
2013	16.8
2014	18.9
2015	18.1
2016	15.7
Thereafter	48.9

The estimated aggregate future intangible amortization as of June 30, 2011 does not reflect the significant minimum commitments we have for future payments for royalty advances and licensed or acquired technologies of approximately $89.3 million, which is expected to be amortized over approximately the next 7 years. See Note 14. “Commitments, Contingencies and Indemnifications.”

9. OTHER ACCRUED LIABILITIES

The components of other accrued liabilities were as follows at June 30:

	2011	2010
Deferred revenue	$18.2	$12.5
Accrued WAP jackpot liability	8.6	11.0
Current income taxes payable	23.1	10.1
Accrued royalties and licensing fees	11.5	7.6
Other accrued liabilities	12.5	11.1

Total other accrued liabilities	$73.9	$52.3

10. INCOME TAXES

The following is a summary of income (loss) before income taxes of U.S. and international operations for the fiscal years ended June 30:

	2011	2010	2009
United States	$124.7	$161.2	$139.7
International	(1.1)	9.3	0.7

Total	$123.6	$170.5	$140.4

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Significant components of the provision (benefit) for income taxes were as follows for the fiscal years ended June 30:

	2011	2010	2009
Current:
Federal	$38.8	$33.0	$34.6
State	5.3	6.1	4.3
Foreign	1.5	5.0	0.7

Total current	45.6	44.1	39.6
Deferred:
Federal	(11.8)	(4.3)	5.9
State	(1.6)	(0.5)	0.8
Foreign	0.3	(1.8)	(0.1)

Total deferred	(13.1)	(6.6)	6.6
Current tax benefit from exercise of stock options	10.1	20.1	2.0

Income tax provision, net	$42.6	$57.6	$48.2

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities at June 30 were as follows:

	2011	2010
Deferred income tax assets resulting from:
Current:
Receivables valuation allowances	$2.0	$1.2
Inventory valuation reserves	2.2	1.0
Accrued liabilities and other items not currently deductible	2.8	3.7

Total current deferred income tax assets	7.0	5.9
Non-current:
Share-based payment expense	16.6	15.6
Book over tax depreciation	15.5	13.6
Other non-current	11.0	4.2

Total non-current deferred income tax assets	43.1	33.4

Deferred income tax liabilities resulting from:
Capitalized regulatory approval and internal use software development costs	(17.3)	(13.9)
Capitalized patents and trademarks	(4.9)	(6.2)
Other	(1.7)	—

Total non-current deferred income tax liabilities	(23.9)	(20.1)

Total net deferred income tax assets	$26.2	$19.2

No deferred income tax provision has been recorded for United States taxes related to approximately $20.3 million of undistributed earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs.

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

The provision for income taxes differs from the amount computed using the statutory United States Federal income tax rate as follows for the fiscal years ended June 30:

	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.9	2.8	2.9
Domestic manufacturer’s deduction	(3.6)	(1.5)	(1.8)
Federal research and development tax credits	(2.0)	(0.7)	(3.1)
Permanent items	0.4	0.2	0.2
Change in income tax contingencies	(0.2)	(2.0)	1.1
Foreign losses without benefit	2.0	—	—

Effective income tax rate	34.5%	33.8%	34.3%

The higher effective income tax rate in fiscal 2011 primarily reflects the impact of certain international subsidiary start-up operating losses not favorably benefiting the effective global tax rate and a lower impact of charges for tax contingencies, partially offset by the higher domestic manufacturers deduction due to a 50% increase in the statutory rate over the fiscal 2010 rate and the year-over-year benefit from the reinstatement of the Federal research & development tax credit which more than offset an increase in the Illinois corporate tax rate that became effective January 1, 2011.

We currently apply Topic 740 under which the benefits of income tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For income tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements. The reconciliation of the beginning and ending gross unrecognized income tax benefits, which is included in Other non-current liabilities at June 30, 2011 and 2010, excluding accrued interest and penalties of $0.3 million and $0.1 million for fiscal 2011 and 2010, respectively is as follows:

	2011	2010
Balance at July 1	$3.6	$7.0
Additions related to prior-year tax positions	0.4	—
Reductions related to prior-year tax positions	—	(0.3)
Additions related to current year positions	0.8	1.5
Reductions due to settlements and payments	(0.2)	(4.6)
Reductions due to lapse of Statute	—	—

Balance at June 30	$4.6	$3.6

At June 30, 2011 and 2010, the total unrecognized tax benefits, including accrued interest and penalties of $0.3 million and $0.1 million, respectively, (net of the federal benefit) were $4.7 million and $3.4 million, respectively, represent the portion that, if recognized, would reduce the effective income tax rate.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We are currently protesting a state income tax audit assessment for fiscal 2004 through 2008. Depending on the results of our protest, the potential change in unrecognized income tax benefit is estimated to be $0.2 million for these years. At this time, we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We are no longer subject to any significant U.S. Federal tax examinations by tax authorities for years before fiscal 2008, or state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

11. REVOLVING CREDIT FACILITY AND CONVERTIBLE SUBORDINATED NOTES

Revolving Credit Facility

On September 25, 2009, we entered into an amended and restated revolving credit agreement with a group of five banks. The revolving credit agreement provides for borrowings up to $150 million through September 30, 2012 with the ability to expand the facility to $200 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain negative covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These negative covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is now 3.0x, and is computed as total indebtedness outstanding at the end of each quarter divided by the trailing twelve-months earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges, as specifically defined in the revolving credit agreement, The minimum interest coverage ratio is 2.5x and is computed as trailing twelve-months adjusted earnings before interest, taxes and share-based compensation divided by trailing twelve-months interest charges as specifically defined in the revolving credit agreement.

The revolving credit facility also defines permitted restricted payments related to cash dividends and cash repurchases of our common stock. At June 30, 2011, based upon the leverage ratio as defined, no limitations existed for permitted restricted payment purposes. The revolving credit facility also contains certain limitations on, among other items, the amount and types of additional indebtedness, liens, investments, loans, advances, guarantees and acquisitions. No amounts were outstanding under the revolving credit facility at June 30, 2011. As of June 30, 2011, we maintained an aggregate cash balance of $19.3 million in non-interest bearing accounts with two of the new banks in our revolving credit facility.

We were in compliance with all of the negative covenants and financial ratios required by our revolving credit facility as of June 30, 2011.

Convertible Subordinated Notes

During fiscal 2010, we issued approximately 8.7 million shares of our common stock $0.50 par value per share, upon the early conversion to common stock of $115.0 million principal amount of our Notes, in several separate transactions in the September 2009, December 2009 and June 2010 quarters. The aggregate impact of the conversion of the $115.0 million of Notes to common stock resulted in a pre-tax charge of $0.9 million for inducement payments. The pre-tax charge in fiscal 2010 was more than offset by savings from reduced interest payments through the remaining term of the Notes, resulting in a favorable pre-tax net benefit to fiscal 2010 net income of approximately $1.4 million. As a result of the conversion of the Notes during fiscal 2010, our long-term debt has been eliminated and common stock and additional paid-in capital have increased by an aggregate of $115.0 million.

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

Common Stock Repurchase Program

On August 2, 2010, our Board of Directors terminated the existing share repurchase program and replaced it with a new $300-million share repurchase program thru August 2, 2013. During fiscal 2011, we purchased 2.8 million shares for approximately $101.5 million at an average cost of $36.69, while during fiscal 2010 we purchased 1.1 million shares for approximately $45.0 million at an average cost of $39.61 per share. As of June 30, 2011, we had approximately $198.5 million remaining of our repurchase authorization. Pursuant to the authorization, purchases may be made from time to time in the open market, through block purchases or in privately negotiated transactions. See Note 19. “Subsequent Events”

Warrants

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro to extend their license agreement with us, approved a grant of warrants (the “2003 Warrants”) to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment. The warrants are non-cancelable and are now fully vested.

In June 2009, we entered into a new Gaming Device License Agreement (the “2009 License”) with Hasbro whereby we agreed to license certain intellectual property and proprietary rights owned or controlled by Hasbro. As part of the inducement to Hasbro to enter into the 2009 License, our Board of Directors approved an amendment (the “Warrant Modification Agreement”) to the 2003 Warrants to purchase our common stock. The Warrant Modification Agreement provides that the term of the 2003 Warrants will be extended until December 31, 2018. In addition, the expiration date of the 2003 Warrants will be extended for three years if we elect to extend the 2009 License. We accounted for the extension of the 2003 Warrants as a modification of terms whereby we computed the incremental cost of the modification comparing the fair value of the modified warrants to the fair value of the original warrants immediately before its terms were modified. The incremental fair value calculated using the Black-Scholes model was $4.76 per share for a total of $1.8 million additional cost which is being amortized over the extended license period. During fiscal 2011, 2010 and 2009, we recognized approximately $0.5 million of expense, respectively, for the value of the 2003 Warrants and the modification thereof.

Also in connection with the 2009 License, our Board of Directors approved a new grant of a warrant to purchase up to 500,000 shares of our common stock (the “2009 Warrants”). The 2009 Warrants exercise price is $30.03 per share of our common stock (the closing price on the date of grant), subject to adjustment. The 2009 Warrants will only vest if certain conditions are met: (1) we request Hasbro’s consent to an assignment of the 2009 License upon the undertaking of certain transactions by us, (2) Hasbro gives its consent to such assignment, and (3) such transaction is executed. Beginning in calendar year 2012, for each year that the three conditions are not met the number of shares subject to the 2009 Warrant decrease by 25,000; provided, however, that the

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

number of underlying shares will not be less than 375,000 shares. If not vested and exercised, the 2009 Warrants will expire on December 31, 2018. We may also elect to extend the 2009 License for a period of three years from December 31, 2018 if certain conditions are satisfied and if we make such election, the expiration of the 2009 Warrants also extends three years.

13. EQUITY COMPENSATION PLAN

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

A maximum of 16.6 million shares were authorized for awards under our plans. As of June 30, 2011, 2.6 million shares of common stock remained available for possible future issuance under our Plan, after the estimated impact of approximately 0.3 million shares of equity based performance units.

A summary of information with respect to share-based compensation expense included in our Consolidated Statements of Income are as follows, for the fiscal years ended June 30:

	2011	2010	2009
Selling and administrative	$12.1	$13.4	$12.1
Research and development	6.4	6.7	5.8
Cost of product sales	0.2	0.2	0.1

Share-based compensation expense included in pre-tax income	18.7	20.3	18.0
Income tax benefit related to share-based compensation	(7.1)	(7.7)	(6.8)

Share-based compensation expense included in net income	$11.6	$12.6	$11.2

Diluted earnings per share impact of share-based compensation expense	$0.20	$0.21	$0.19

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Stock Options

Pursuant to the Plan, for stock options, the exercise price per share with respect to each option is determined by the Compensation Committee and is not less than the fair market value of our common stock on the date on which the stock option is granted. The Plan has a term of 10 years, unless terminated earlier, and stock options granted under the Plan prior to December 2006 have terms up to 10 years, whereas stock options granted under the Plan beginning in December 2006 have terms up to 7 years. Vesting generally occurs equally over one to four years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. On occasion, we may issue stock options that immediately vest, in which case compensation expense equal to the total fair value of the option grant is immediately recognized. For options granted in fiscal 2011, the range in fair value was from $10.96 – $19.61 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 0.5% – 1.48%; expected life between 2.0 – 4.0 years; expected volatility of 0.50; and 0.0% dividend yield. Stock option activity was as follows for fiscal 2011:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2010	3.9	$26.42
Granted	1.2	38.92
Exercised	(0.6)	19.49
Expired or Cancelled	—	—
Forfeited	(0.2)	36.50

Stock options outstanding at June 30, 2011	4.3	$30.39	4.63	$17.3

Stock options exercisable at June 30, 2011	2.4	$25.51	3.79	$15.6

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Other information pertaining to stock options was as follows for the years ended June 30:

	2011	2010	2009
Weighted average grant-date fair value per share of stock options granted	$15.25	$18.04	$9.83
Total grant-date fair value of stock options vested	8.8	8.5	7.4
Total intrinsic value of stock options exercised	12.7	40.7	7.8

For fiscal 2011, 2010 and 2009, cash received from the exercise of stock options was $14.4 million, $37.2 million and $7.9 million, respectively, and the income tax benefit realized from exercise of stock options was $10.1 million, $20.1 million and $2.8 million, respectively. As of June 30, 2011, there was $14.7 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

In fiscal 2005, our Board of Directors approved a Director Emeritus Program for directors who reach age 75 or have served on the Board of Directors for at least 20 years. The Director Emeritus Program is being phased in

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

to maintain continuity and avoid losing the benefit of valuable experience. For fiscal 2011, 37,500 fully vested five – year options were issued to one director upon his retirement from the Board. No directors retired in fiscal 2010 or 2009.

Restricted Stock Award Grants

Upon the recommendation of our Compensation Committee, our Board of Directors has, on occasion, granted restricted stock, restricted stock units and performance-based restricted stock units to certain employees and non-employee directors to motivate them to devote their full energies to our success, to reward them for their services and to align their interests with the interests of our stockholders.

Under the Plan, participants may be granted restricted stock awards, representing an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive shares of our common stock on the date specified in the participant’s award agreement. The restricted stock awards granted under this plan are subject to vesting generally from a range of two to four years on the grant-date anniversary and the performance-based restricted shares are subject to successful completion of the performance conditions. Compensation expense is recognized on a straight-line basis over the vesting period for the entire award. Restricted stock share and restricted stock unit activity was as follows for fiscal 2011:

	Restricted Stock Shares	Weighted Average Grant- Date Fair Value(1)
Nonvested balance at June 30, 2010	0.2	$30.21
Granted	—	—
Vested	(0.1)	31.84

Nonvested balance at June 30, 2011	0.1	$29.74

	Restricted Stock Units (Including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2010	0.3	$34.31
Granted	0.1	39.01
Vested	(0.1)	34.12

Nonvested balance at June 30, 2011	0.3	$36.15

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

As of June 30, 2011, there was $8.8 million of total restricted stock award compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years.

Equity-Based Performance Units

As of June 30, 2011, we had 296,319 equity-based performance units outstanding with a weighted average grant-date fair value per unit of $36.79. The equity-based performance units contain performance goals set by the Board of Directors based on certain performance criteria over the following periods: thirty-six month period

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

ending June 30, 2011 for 111,252 units; thirty-six month period ending June 30, 2012 for 79,897 units; and thirty-six month period ending June 30, 2013 for 105,170 units. The number of shares of stock to be awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, requires a minimum threshold performance before any shares are issued and can result in shares issued up to 200% of the targeted number of shares under each grant. In fiscal 2011, 2010 and 2009 we recorded a provision for equity-based performance units outstanding of $0.8 million, $4.0 million and, $3.4 million, respectively, based on the assessment of achievement of the performance goals. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals, which based on current estimates would be $0.8 million over a two-year period.

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2010	0.3	$34.13
Granted	0.1	39.01
Vested	(0.1)	30.55
Forfeited	—	—

Nonvested balance at June 30, 2011	0.3	$36.79

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Deferred Stock

In fiscal 2005, non-management members of the Board of Directors were awarded an aggregate of 39,824 units of deferred stock under the Plan, of which 19,915 units remain outstanding as of June 30, 2011. The deferred stock units vested immediately and shares of our common stock will be issued upon each director’s departure from the Board, assuming proper notice from the Board member. Grantees are not entitled to vote their deferred stock units or to receive cash dividends, but they are entitled to receive make whole payments on any declared and paid dividends on our common stock.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We reserved 500,000 shares under the ESPP. For fiscal year 2011, participants purchased 62,807 shares under the plan at an average cost of $30.96, for a total of $1.9 million while in fiscal 2010 participants purchased 48,784 shares under the plan at an average cost of $35.45 for a total of $1.7 million. We have 388,409 shares remaining reserved for the ESPP at June 30, 2011.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

14. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

Future minimum rental commitments under non-cancelable operating leases were as follows as of June 30, 2011:

2012	$4.6
2013	4.0
2014	3.8
2015	3.3
2016	1.7
Thereafter	—

$17.4

Rent expense for fiscal 2011, 2010 and 2009 was $6.2 million, $5.1 million and $4.9 million, respectively. We include stated scheduled rent increases in calculating future minimum lease payments under non-cancellable operating leases and the minimum lease payments are recognized as rent expense on a straight-line basis over the minimum lease term. We have an option to purchase the facility that we rent in Las Vegas, NV, which, if we elected to exercise, would occur in July 2012.

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

In June 2009, we entered into the 2009 License with Hasbro to license certain intellectual property and proprietary rights owned or controlled by Hasbro in brands, such as MONOPOLY, BATTLESHIP and CLUE, for use in our chance-based electronic gaming machines. The 2009 License, which is not assignable without Hasbro’s consent, was effective April 1, 2009 and has an initial term through December 31, 2016. We have the right to extend the 2009 License for an additional three-year term if certain conditions are satisfied. We are required to make minimum increasing annual guaranteed royalty payments during the term of the 2009 License. See Note 12. “Stockholder’s Equity—Warrants.”

At June 30, 2011, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$216.9
Advances and payments made	(127.6)

Potential future payments	$89.3

The total potential royalty and license fee commitments decreased to $89.3 million at June 30, 2011 from $97.6 million at June 30, 2010, due to advances and payments made on existing commitments exceeding commitments under new agreements we entered into for brand and technology licenses. Potential royalty and license fee commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See Note 8. “Intangible Assets” for the related assets that are recorded on our Consolidated Balance Sheets.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

As of June 30, 2011, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2012	$17.6
2013	16.7
2014	17.8
2015	15.6
2016	14.3
Thereafter	7.3

Total	$89.3

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders increased to $6.2 million as of June 30, 2011 from $3.2 million as of June 30, 2010.

Performance Bonds

We have performance bonds outstanding of $5.3 million at June 30, 2011, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2011, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of June 30, 2011, we were not aware of any obligations arising under these agreements that would require material payments. Although we are providing indemnification of officers and directors named in securities cases described in Note 15. “Litigation”, it is too early in these claims to ascertain the extent of any such indemnification.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Special Purpose Entities and Derivative Instruments

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock, equity based performance units and deferred stock units to our employees, officers, directors and consultants and warrants to a licensor. See Note 12. “Stockholders Equity—Warrants” and Note 13. “Equity Compensation Plan”.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at June 30, 2011.

WMS Licensor Arrangements

Our sales agreements that include software and intellectual property licensing arrangements provide a clause whereby we indemnify the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant cost due to infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been accrued.

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

Product Warranty

We generally warrant our new gaming machines sold in the U.S. for a period of 365 days, while we warrant our gaming machines sold internationally for a period of 180 days to one year. Our warranty costs have not been significant.

15. LITIGATION

Securities Claims

On May 25, 2011, a putative class action was filed against us and certain of our executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee (the “Conlee lawsuit”). The lawsuit alleges that, during the period from November 1, 2010 to April 11, 2011 (the date the Company pre-announced its third quarter fiscal 2011 financial results), the Company made material misstatements and omitted material information related to its fiscal year 2011 guidance. Plaintiff seeks to certify a class of stockholders who purchased stock between these dates. The lawsuit specifically alleges violations of (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “ ‘34 Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the ‘34 Act. The complaint seeks unspecified damages. On August 4, 2011, the Court granted plaintiff’s motion to appoint lead plaintiff and lead counsel, and plaintiff has 60 days from this order to file an Amended Complaint, if any. Defendants have 45 days to answer or otherwise to respond after an Amended Complaint is filed or after defendants receive notice that plaintiff will not be filing an Amended Complaint.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

On June 29, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois by David Garay against the current board of directors of the Company as well as a former director (the “Garay lawsuit”). The Company is named as a nominal defendant. The complaint asserts essentially the same allegations that were made in the Conlee lawsuit about the Company’s fiscal year 2011 guidance and alleges the following causes of action: (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) contribution and indemnification from the individual defendants in the event future claims are made against the Company as a result of the individual defendant’s alleged misconduct, (iv) abuse of control and (v) waste of corporate assets. The complaint seeks unspecified damages. By agreement of the parties, plaintiff in the Garay lawsuit has agreed to stay further proceedings until resolution of any motion to dismiss that the Company may elect to file in the Conlee lawsuit.

On July 22, 2011, an additional derivative action was filed in the U.S. District Court for the Northern District of Illinois by the Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund against the Company’s current board of directors, a former director, and certain of our officers (the “Pipefitters lawsuit” and, collectively with the Conlee and Garay lawsuits, the “Securities Litigation”). The Company is named as a nominal defendant. The facts alleged in the Pipefitters lawsuit are similar to those alleged in the Conlee and Garay lawsuits but also include allegations of insider trading in connection with alleged sales of WMS stock made by certain officers and directors in the November 2010 period. The Pipefitters lawsuit specifically alleges the following causes of action: (i) breach of fiduciary duty, (ii) waste of corporate assets, (iii) unjust enrichment, and (iv) indemnification and contribution from the individual defendants in the event future claims are made against the Company as a result of the individual defendant’s alleged misconduct. In addition to unspecified damages, the Pipefitters lawsuit seeks injunctive relief requiring the Company to adopt strengthened corporate governance policies and measures to prevent insider trading as well as disgorgement of the alleged wrongful profits. Defendants have requested that plaintiffs in the Pipefitters lawsuit agree to consolidate the Pipefitters lawsuit with the Garay lawsuit and stay the case pending resolution of any motion to dismiss that the Company may elect to file in the Conlee lawsuit.

Although we believe that we have meritorious defense to the claims made in the Securities Litigation and intend to contest the lawsuits vigorously, it is too early in these proceedings to predict the outcome of the Securities Litigation or to reasonably estimate possible losses, if any, related to these lawsuits.

Pursuant to our Bylaws and the indemnification agreements with each member of the Board of Directors and officers, the Company is indemnifying and defending each of the individual defendants named in the Securities Litigation.

B Plus & Related Party Claims

On April 9, 2010, B Plus Giocolegale Ltd. (“B Plus”) filed an action against WMS Gaming International SL (Spain), WMS International SL (Italy) and WMS International SL (the Netherlands) in the tribunal civil court in Rome, Italy. WMS Gaming International SL is an indirect, wholly owned subsidiary of the Company. The complaint contains two counts, alleging (i) breach of contract arising from WMS Gaming’s termination of a sales order to supply certain slot machines and (ii) pre-contractual liability arising from WMS Gaming’s decision to terminate negotiation relating to potential distribution of WMS products in the Italian market (the “Italian Proceedings”). The claim for breach of contract was subsequently withdrawn, and the complaint, as amended, seeks aggregate damages of €127.2 million or such other amount, which the court may award. On May 25, 2011, the Judge for the tribunal civil court in Rome ruled that no further evidence is required for a decision and further noting that the entity with which B Plus contemplated a business arrangement was solely the U.S. company, WMS Gaming Inc., which was not named as a defendant in the Italian Proceedings. The judge’s ruling also set a hearing for closing arguments on July 10, 2013. No further activity is expected in the Italian Proceeding prior to that date.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

On February 21, 2011, WMS Gaming initiated an action in the Commercial Court of the High Court of Justice, Queen’s Bench Division, in London, England against B Plus for declaratory relief of no liability for the alleged breach of contract or pre-contractual liability claims of B Plus. On April 25, 2011, B Plus counterclaimed in the London proceeding asserting claims for breach of contract in connection with the termination of the sales order and damages for the wrongful termination of negotiations for distribution of product in Italy (the counterclaim, together with WMS Gaming’s claims before the Commercial Court are referred to as the “UK Proceedings”). On September 8, 2011, the Commercial Court has scheduled a hearing for B Plus’ motion to postpone or “stay” the UK Proceedings pending resolution of the Italian Proceedings.

On May 23, 2011, St. Maarten Games N.V. (“SMG”) filed an action against WMS Gaming in the Court of First Instance in Sint Maarten, alleging, in principal, that it is a party or third party beneficiary of the sales order entered into between WMS Gaming and B Plus and claiming relief for the alleged wrongful cancellation and/or breach of that agreement by WMS Gaming (the “Sint Maarten Proceedings”). SMG also alleges that it is an affiliate of B Plus. The claim seeks equitable relief through the delivery of the games and accessories covered by the order plus damages for each day of delay and payment of damages in the amount of U.S. $19.7 million plus costs. The initial hearing for this matter is scheduled for October 18, 2011. WMS Gaming has not yet responded to this complaint.

While the outcome of the Italian Proceedings cannot be predicted, we believe that we have meritorious defenses to the claims in that proceeding and do not currently expect an adverse ruling in that action that would be material to WMS. With respect to both the UK Proceedings and the Sint Maarten Proceedings, it is too early in each of these cases to predict the outcome or to reasonably estimate possible losses, if any. We believe, however, that we have meritorious defenses to the counterclaims in the UK Proceeding and to the claims in the Sint Maarten Proceeding and intend to defend these proceedings vigorously.

In June 2011, we settled litigation against several third parties and received $4.0 million in cash, which is included in Interest income and other income and expenses, net for the year ended June 30, 2011.

16. INFORMATION ON GEOGRAPHIC AREAS

Revenues derived from customers located in the United States accounted for approximately 67%, 71% and 69% of our total revenues for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Approximately 90% of our total long-lived assets as of June 30, 2011 and 2010 were in the United States. No other country in which we conduct business had greater than 10% of our total revenues or long-lived assets for the periods presented.

Geographic revenue and operating information is determined by country of destination. Our operations outside the United States include: gaming operations equipment located in Canada, Europe and South Africa; sales and distribution offices in Argentina, Australia, Canada, China, Mexico, South Africa, Spain, the United Kingdom and through July 2011, Austria; and game development studios and product development employees in Australia, India, and the United Kingdom. Substantially all of our revenues from customers outside the United States are denominated in U.S. dollars. At June 30, 2011 and 2010, approximately 60% and 53%, respectively, of total current and long-term trade accounts and notes receivable were from customers located outside of United States.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

17. RETIREMENT PLANS

We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5% of covered employees’ compensation as defined in the plan. We also provide a deferred compensation plan within the United States to certain key employees. Our expense for these two plans totaled $5.7 million, $5.1 million and $4.4 million in fiscal 2011, 2010 and 2009, respectively.

We have two frozen defined benefit pension plans related to previously discontinued operations, which are not material to our Consolidated Financial Statements.

18. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows for the fiscal years ended June 30:

	2011	2010	2009
Income taxes paid	$30.5	$38.7	$45.5
Interest paid	0.6	3.5	3.7
Gaming operations equipment transferred to inventory	3.9	2.5	1.6

For other non-cash transactions related to income taxes and the conversion of Notes, see Note 10. “Income Taxes” and Note 11. “Revolving Credit Facility and Convertible Subordinated Notes.”

19. SUBSEQUENT EVENTS

On August 4, 2011, we began notifying employees whose employment will be terminated as part of a global restructuring. In the aggregate, we will reduce our global workforce by approximately 10%. We are implementing this restructuring after completing a thorough review of our products plans and business strategies, which resulted in decisions to streamline its product management and product development functions, simplify product plans and further prioritize on-time commercialization of new game themes. These decisions led to the need to streamline operations and reduce operating expenses to better correlate with the current operating environment. The employees being terminated are being notified currently.

In connection with the restructuring, we expect to incur pre-tax charges of between $11 and $14 million primarily for cash severance costs and other expenses. We expect to record these charges in the September 2011 quarter, although in some cases the cash payments will occur over several quarters.

In August 2011, through August 22, 2011, we purchased approximately 2.1% of our common shares outstanding, or 1,207,500 shares of our common stock in open market purchases for approximately $25.0 million at an average cost of $20.74 per share. At August 22, 2011 we had approximately $173.5 million remaining of our current share repurchase authorization.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information is as follows for each quarterly period in fiscal 2011 and 2010:

	Sept. 30 2010	Dec. 31 2010	Mar. 31 2011	Jun. 30 2011
Fiscal 2011 Quarters
Revenues	$187.5	$199.9	$192.7	$203.2
Gross profit, excluding depreciation expense	115.9	121.2	117.0	116.6
Operating income	29.3	36.7	34.8	9.6
Net income	19.5	27.0	24.2	10.3
Earnings per share:
Basic	$0.33	$0.47	$0.42	$0.18

Diluted	$0.33	$0.46	$0.41	$0.18

Weighted-average common shares:
Basic common stock	58.2	57.8	57.6	57.0

Diluted common stock and common stock equivalents	59.6	59.1	58.9	58.0

	Sept. 30 2009	Dec. 31 2009	Mar. 31 2010	Jun. 30 2010
Fiscal 2010 Quarters
Revenues	$165.3	$188.9	$197.5	$213.4
Gross profit, excluding depreciation expense	109.3	118.1	125.9	136.1
Operating income	31.5	39.5	44.5	52.4
Net income	19.8	26.5	33.0	33.6
Earnings per share:
Basic	$0.40	$0.45	$0.57	$0.58

Diluted	$0.34	$0.44	$0.55	$0.56

Weighted-average common shares:
Basic common stock	50.0	58.3	57.9	57.9

Diluted common stock and common stock equivalents	60.1	60.6	60.1	60.3

In the quarter ended September 30, 2010, we announced the shutdown of our Orion Gaming facility in the Netherlands and the consolidation of its operations into our operations in Spain, the United Kingdom and other locations in order to streamline and enhance our sales, marketing and support functions. This action resulted in a pre-tax charge in Selling and administrative expense of $3.8 million or $0.04 per diluted share during the quarter ended September 30, 2010, consisting of accrued employee severance and related taxes of $1.4 million, which was paid on October 1, 2010, and a non-cash impairment charge of $2.4 million to write-down the main facility to fair market value as determined by a third party real estate appraisal firm. We sold this facility in June 2011.

In the December 2010 quarter, the Federal research and development tax credit was retroactively reinstated to January 1, 2010 and as a result, we recorded an after-tax benefit in income taxes of $2.0 million of which approximately $1.0 million, or $0.02 earnings per diluted share, related to the period January 1, 2010 through June 30, 2010.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The three-month period ended June 30, 2011 includes $24.0 million of net pre-tax charges, or $0.26 per diluted share, which includes $18.4 million, or $0.20 per diluted share, of pre-tax impairment charges comprised of $16.0 million or $0.17 per diluted share for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name and $1.4 million for impairment of receivables related to government action to close casinos in Venezuela); and $2.4 million or $0.03 per diluted share for of pre-tax restructuring charges (primarily separation costs); along with $9.6 million of pre-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including charges for inventory write-downs related to winding down the Orion and original Bluebird product lines); partially offset by $4.0 million or $0.04 per diluted share from cash proceeds of litigation settlement.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2011, 2010 and 2009

(in millions of U.S. dollars)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Amounts Written off or Reclassified
Allowance for total accounts and notes receivables:
2011	$3.4	$3.9	$1.4	$3.2	$5.5
2010	$5.3	$3.1	$—	$5.0	$3.4
2009	$3.0	$7.1	$—	$4.8	$5.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of August, 2011.

WMS INDUSTRIES INC.

By:	/S/ BRIAN R. GAMACHE
Brian R. Gamache Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/S/ BRIAN R. GAMACHE Brian R. Gamache	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 29, 2011

/S/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 29, 2011

/S/ JOHN P. MCNICHOLAS, JR. John P. McNicholas, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	August 29, 2011

/S/ LOUIS J. NICASTRO Louis J. Nicastro	Founding Director	August 29, 2011

/S/ EDWARD W. RABIN, JR. Edward W. Rabin, Jr.	Lead Director	August 29, 2011

/S/ ROBERT J. BAHASH Robert J. Bahash	Director	August 29, 2011

/S/ PATRICIA M. NAZEMETZ Patricia M. Nazemetz	Director	August 29, 2011

/S/ NEIL D. NICASTRO Neil D. Nicastro	Director	August 29, 2011

/S/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	August 29, 2011

/S/ BOBBY L. SILLER Bobby L. Siller	Director	August 29, 2011

/S/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	August 29, 2011

/S/ KEITH R. WYCHE Keith R. Wyche	Director	August 29, 2011