Form 10-Q
period 2011-09-30
WMS INDUSTRIES INC /DE/
filed 2011-11-08
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,727,018 shares of common stock, $0.50 par value, were outstanding at November 2, 2011.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2011 and 2010

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	2011	2010
REVENUES:
Product sales	$87.1	$111.2
Gaming operations	68.5	76.3

Total revenues	155.6	187.5

COSTS AND EXPENSES:
Cost of product sales (1)	42.8	57.1
Cost of gaming operations (1)	14.3	14.5
Research and development	24.4	28.7
Selling and administrative	38.3	38.3
Impairment and restructuring	9.7	3.8
Depreciation and amortization (1)	22.6	15.8

Total costs and expenses	152.1	158.2

OPERATING INCOME	3.5	29.3

Interest expense	(0.4)	(0.4)
Interest income and other income and expense, net	2.7	1.5

Income before income taxes	5.8	30.4
Provision for income taxes	2.0	10.9

NET INCOME	$3.8	$19.5

Earnings per share:
Basic	$0.07	$0.33

Diluted	$0.07	$0.33

Weighted-average common shares:
Basic common stock outstanding	56.2	58.2

Diluted common stock and common stock equivalents	56.6	59.6

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:
Cost of product sales	$1.4	$1.2
Cost of gaming operations	$14.1	$9.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars and millions of shares)

	September 30, 2011	June 30, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68.3	$90.7
Restricted cash and cash equivalents	14.1	14.3

Total cash, cash equivalents and restricted cash	82.4	105.0

Accounts and notes receivable, net of allowances of $6.7 and $5.5, respectively	257.7	284.6
Inventories	64.4	67.1
Other current assets	42.9	40.8

Total current assets	447.4	497.5

NON-CURRENT ASSETS:
Long-term notes receivable, net	76.9	81.6
Gaming operations equipment, net of accumulated depreciation and amortization of $201.6 and $270.5, respectively	94.2	86.8
Property, plant and equipment, net of accumulated depreciation and amortization of $120.7 and $115.7, respectively	177.6	171.5
Intangible assets, net	151.4	153.9
Deferred income tax assets	44.7	43.1
Other assets, net	15.6	11.9

Total non-current assets	560.4	548.8

TOTAL ASSETS	$1,007.8	$1,046.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41.9	$66.2
Accrued compensation and related benefits	13.6	12.3
Other accrued liabilities	46.9	73.9

Total current liabilities	102.4	152.4

NON-CURRENT LIABILITIES:
Long-term debt	35.0	0.0
Deferred income tax liabilities	24.8	23.9
Other non-current liabilities	14.2	14.1

Total non-current liabilities	74.0	38.0

Commitments, contingencies and indemnifications (see Note 12)	0.0	0.0

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized; none issued)	0.0	0.0
Common stock (200.0 shares authorized; 59.7 shares issued)	29.8	29.8
Additional paid-in capital	432.9	437.9
Treasury stock, at cost (4.0 and 2.9 shares, respectively)	(125.9)	(104.9)
Retained earnings	494.6	490.0
Accumulated other comprehensive income	0.0	3.1

Total stockholders’ equity	831.4	855.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,007.8	$1,046.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2011 and 2010

(in millions of U.S. dollars)

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3.8	$19.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	19.3	15.8
Amortization of intangible and other non-current assets	6.6	5.3
Share-based compensation	2.6	5.1
Other non-cash items	8.1	4.5
Deferred income taxes	(0.9)	3.0
Tax benefit from the exercise of stock options	0.0	(1.2)
Change in operating assets and liabilities	(26.4)	(32.6)

Net cash provided by operating activities	13.1	19.4

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(22.1)	(22.9)
Purchase of property, plant and equipment	(15.9)	(16.4)
Payments to acquire or license intangible and other non-current assets	(4.7)	(0.6)

Net cash used in investing activities	(42.7)	(39.9)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(27.5)	(46.4)
Proceeds from borrowings under revolving credit facility	35.0	0.0
Cash received from exercise of stock options	0.7	2.9
Tax benefit from exercise of stock options	0.0	1.2

Net cash provided by (used in) financing activities	8.2	(42.3)

Effect of exchange rates on cash and cash equivalents	(1.0)	0.6

DECREASE IN CASH AND CASH EQUIVALENTS	(22.4)	(62.2)
CASH AND CASH EQUIVALENTS, beginning of period	90.7	166.7

CASH AND CASH EQUIVALENTS, end of period	$68.3	$104.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. The accompanying Condensed Consolidated Financial Statements should therefore be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2011. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically, our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand or if gaming is permitted in a significant new jurisdiction. Operating results for the three months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2012. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

We are engaged in one business segment: to serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming jurisdictions worldwide. We have production facilities in the United States with development and distribution offices located in the United States, Argentina, Australia, Canada, China, India, Mexico, South Africa and Spain, and an online gaming support office in the United Kingdom and through July 2011 when we sold our subsidiary, Systems in Progress GmbH (“SiP”), Austria. In fiscal year 2009, we integrated the manufacturing of our Orion Financement Company B.V. (“Orion Gaming”) products into our Spain and United States facilities and in fiscal 2011, we closed and sold Orion Gaming’s main facility in the Netherlands and determined that we would wind down the support of the Orion Gaming product lines over fiscal 2012. Orion Gaming and SiP were immaterial to our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows.

We market our gaming machines in two principal ways. First, product sales include the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions) and parts. Second, through gaming operations we license our game content and intellectual property to third parties for distribution; we earn revenues from operating an online gaming site; we earn revenues from networked gaming and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators for payments based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee and a percentage of the coin-in. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, gaming machine, VLT and other lease revenues, and online gaming revenues and networked gaming revenues, we refer to this business as our “gaming operations.”

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Reclassifications

We reclassified $3.8 million of selling and administrative expense incurred in the three months ended September 30, 2010, to a separate line item as impairment and restructuring in our Condensed Consolidated Statements of Income to conform to the current year’s presentation. This reclassification did not affect the reported amounts of total costs and expenses, operating income, pre-tax income or net income in our Condensed Consolidated Statements of Income.

2.	PRINCIPAL ACCOUNTING POLICIES

Principal Accounting Policies

For a complete description of our principal accounting policies see Note 2. “Principal Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Shown below are certain of our principal accounting policies.

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“Topic 605”), FASB Topic 985, “Software” (“Topic 985”), Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”)

ASU No. 2009-13 replaced and significantly changed the previous separation criteria for multiple-deliverable revenue arrangements, by eliminating the criteria for objective and reliable evidence of fair value for each deliverable. ASU No 2009-13 also eliminated the use of the residual method of allocation of consideration among deliverables and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimated selling price (“ESP”). The establishment of VSOE requires judgment as to whether there is a sufficient quantity of items sold on a stand-alone basis and whether the prices demonstrate an appropriate level of concentration to conclude that VSOE exists. In determining ESP, management considers a variety of information including historic pricing and discounting practices, competitive market activity, internal costs, and the pricing and discounting practices of products sold in bundled arrangements. At the inception of a multiple element arrangement, fees under the arrangement are allocated to the non-software deliverables and to the software deliverables as a group in accordance with the relative selling price method.

ASU No 2009-14 amended the scope of software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality. Effective July 1, 2009, with the adoption of ASU No. 2009-14, we no longer applied software revenue recognition guidance from Topic 985 to our gaming machine sales as the software and non-software components of the gaming machines function together to deliver the product’s essential functionality. The fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue.

General

Our revenue recognition policy for both product sales and gaming operations is to record revenue when all the following criteria are met:

➢	Persuasive evidence of an agreement exists;

➢	The price to the customer is fixed and determinable;

➢	Delivery has occurred, title has been transferred and any acceptance terms have been fulfilled;

➢	No significant contractual obligations remain; and

➢	Collectability is reasonably assured.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

We recognize revenue when the criteria listed above are met and do not recognize revenue if the criteria are not met. We defer revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

➢	Each item has value to the customer on a stand-alone basis; and

➢	Delivery of any undelivered item is considered probable and substantially in our control.

Considerable judgment is required to determine whether an arrangement consists of multiple deliverables, whether the delivered item has value to the customer on a stand-alone basis and to determine the relative selling price used to allocate the arrangement fee to each deliverable. Such determination affects the amount and timing of revenue recognition. We evaluate the primary use and functionality of each deliverable in determining whether a delivered item has stand-alone value and qualifies as a separate unit of accounting.

Considerable judgment is also necessary to determine whether certain of our products are within the scope of software revenue recognition and whether the software and non-software elements of these products function together to deliver the essential functionality. Our determination dictates whether general revenue recognition guidance or software revenue recognition guidance applies and could impact the timing of revenue recognition. Topic 985 primarily impacts our networked gaming revenues because networked gaming revenues are derived from computer software applications and systems to be sold or leased. Networked gaming refers to a networked gaming system that links groups of networked-enabled gaming machines to a server in the casino data center. We began to recognize networked gaming revenues in the June 2011 quarter and they were an immaterial portion of our revenue in fiscal 2011. We expect networked gaming revenues will also be an immaterial portion of our revenues in fiscal 2012. As we continue with the initial commercialization of networked gaming software applications in fiscal 2012, when we offer such applications through multiple deliverable arrangements, the application of Topic 985 requires us to obtain VSOE for undelivered networked gaming software applications in a multiple deliverable arrangement before revenue can be recognized on the subsequent delivery of a software application that is part of the multiple deliverable arrangements. This may delay the recognition of revenue and increase deferred revenues and deferred costs. Revenue for networked gaming is recognized under software revenue recognition guidance in accordance with the terms of the contract. Although the networked gaming software and certain systems-based hardware function together, the primary functionality is derived from the networked gaming software and the networked gaming software is not essential to the functionality of the systems-based hardware.

Product Sales

Revenues are reported net of incentive rebates, discounts, sales taxes and other taxes of a similar nature. In our product sales business, we offer credit terms of 30 to 120 days. We also grant extended credit terms for product sales for periods up to one year and in some cases for terms up to three years, with interest recognized at market rates and such longer-term obligations may be secured by the related gaming machines. For products sold under arrangements with extended payment terms, judgment for revenue recognition is based on the probability of collection and is based on historic collection experience. We annually investigate sales contracts with extended payment terms in excess of one year to determine if there is sufficient history to prove assurance of collectability and that pricing is fixed and determinable under the original sales contract terms. In concluding that our historical payment history is based on sufficiently similar arrangements, we consider the nature of our customers, our historic collection experience with the specific customer, the terms of the arrangement and the nature of the product being sold. In our evaluation as to whether such arrangement is probable of collection and contain prices that are fixed and determinable, we routinely analyze our domestic and foreign collection history on such arrangements, if we have not allowed customer concessions on refinancing and we evaluate the risk of technological obsolescence of the underlying gaming machines. As a result of our investigation, we have concluded that all of our extended payment term arrangements with original periods of 36 months or less qualify for revenue recognition at the time of sale because of our history of collecting all amounts due under such arrangements, the lack of concessions given to collect amounts owed under such arrangements and the low risk of technological obsolescence, as our product life significantly exceeds the payment terms. Our product sales contracts do not include specific performance, cancellation, termination or refund type provisions.

Our services for initial gaming machine installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the associated product sales revenue is recognized. Arrangements may also include sales of game content conversion kits, which enable customers to replace game content without purchasing a new gaming machine or hardware or operating system conversion kits, which include a new CPU board and operating system. Product sales arrangements do not include maintenance and product support fees beyond a standard warranty period. The recognition of revenue from the sale of gaming machines occurs as title and risk of loss have passed to the customer and all other criteria have been satisfied. Labor costs for gaming machine installs are included in selling and administrative expenses and are incidental to the arrangement. We accrue for the cost of installing gaming machines sold to our customers at the time of sale, based on the percent of such gaming machines that we expect to install for our customers.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Gaming Operations

We earn gaming operations revenues from leasing gaming machines, VLTs and other leased equipment, earn royalties from third parties under license agreements to use our game content and intellectual property and, beginning in fiscal 2011, earn revenues from our online casino operations and networked gaming although the revenue earned in fiscal 2011 and anticipated to be earned in fiscal 2012 from such new operations was immaterial to our Consolidated Financial Statements. We capitalize the costs to install gaming operations equipment. Labor costs associated with performing routine maintenance on participation gaming machines is expensed as incurred and included in selling and administrative expenses.

For WAP leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine, or a combination of a fixed daily fee and a percentage of coin-in. Participating casinos pay a percentage of the coin-in from WAP gaming machines directly to us for services related to the design, assembly, installation, operation, maintenance and marketing of our WAP systems and to administer the progressive jackpot funding. Revenues are recognized as earned when collectability is reasonably assured. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties within a single gaming jurisdiction, which are connected to our central WAP computer system via a network of communications equipment. WAP system gaming machines differ from non-linked gaming machines in that they build a progressive jackpot with every wager until a player hits the top award winning combination. We pay WAP progressive jackpots won by casino patrons.

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

We also offer participation gaming machines on a non-linked basis, which we call stand-alone games. Stand-alone and LAP progressive participation lease payments are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee, or for three specific products, a percentage of the coin-in.

VLTs may be operated as stand-alone units or may interface with central monitoring systems operated by government agencies. Our leased VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our lease revenues are based on a fixed percentage of daily net win of the VLTs or a fixed daily lease rate. We exclude our leased VLTs from our installed base of participation gaming machines. In all cases, the daily fee entitles the customer to full use of the gaming machine and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain markets, we also charge a daily system connection fee for the customer to connect to a central determination system and/or back-office system. We do not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously.

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

Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we license our games, artwork and other intellectual property. License royalties are recorded as earned when the licensee purchases or places the game or other intellectual property, and collectability is reasonably assured. We also earn revenues from operating an online casino for residents of the United Kingdom and earn revenues from networked gaming, both of which we include in our other gaming operations revenues. Currently all of these arrangements are not material to our financial results.

Accounts and Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense and Credit Quality of Notes Receivable

Accounts and Notes Receivable

Revenues from gaming operations are predominantly lease payments that are due monthly. For product sales, we sell gaming machines and VLTs typically with payment terms of 30 to 120 days, however in certain circumstances, we offer extended payment terms typically for up to one year but in some cases for longer terms up to three years. We classify a product sale receivable as a note receivable if there are any installment payment terms regardless as to whether or not a formal executed note agreement exists, or if the payment terms are beyond 12 months.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

We have historically provided extended payment terms to our customers for periods from 120 days through 36 months, with interest payable at prevailing rates for terms greater than 12 months. In the United States and Canada these extended payment term receivables are generally collateralized by the related gaming machines sold, although the value of the gaming machines, if repossessed, may be less than the receivable balance outstanding. Additionally, customers in many of our international markets require and receive standard payment terms of 120 days to 36 months. Our recent international expansion has required us to provide, in certain jurisdictions, a greater amount of financing terms of 18 to 36 months. In addition, as a result of the financial market crisis, which began in 2008 and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at rates in excess of our borrowing rate, both of which provide added profitability to the sale.

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

The following summarizes the components of current and long-term accounts and notes receivable, net at September 30 and June 30, respectively ($ in millions):

	September 30, 2011	June 30, 2011
Current, net:
Accounts receivable	$93.3	$105.3
Notes receivable	171.1	184.8
Allowance for doubtful accounts	(6.7)	(5.5)

Current accounts and notes receivable, net	$257.7	$284.6

Long-term, net:
Notes receivable	$76.9	$81.6
Allowance for doubtful accounts	0.0	0.0

Long-term notes receivable, net	$76.9	$81.6

Total accounts and notes receivable, net	$334.6	$366.2

Accounts and notes receivable, net from international customers in Mexico, Argentina and Peru at September 30, 2011, were approximately: $55.6 million, $55.5 million and $22.5 million, respectively while accounts and notes receivable from these same international countries at June 30, 2011, were $59.6 million, $55.9 million and $24.5 million, respectively.

The expansion of our use of extended payment terms has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total receivables increased by $7.2 million from $327.4 million at September 30, 2010, to $334.6 million at September 30, 2011. The increase primarily reflects greater long-term notes receivable, which have increased from our direct selling into markets, such as tribal Class II and Mexico that have historically relied on longer-term financings. These new markets represent the principal amount of our higher extended-payment term financings during the quarter. While a portion of this increase relates to the mix of revenues in the trailing twelve-month period ended September 30, 2011, compared to the trailing twelve months ended September 30, 2010, we believe that the majority of the total receivables increase is due to the impact of providing an expanded amount of extended payment term financing. The collection of these receivables in future periods will increase the amount of cash flow provided by operating activities and reduce our total receivables and increase our cash balance.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Allowance for Doubtful Accounts and Bad Debt Expense

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a routine basis, but at least quarterly, we evaluate our accounts and notes receivable individually and collectively, and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, economic and credit conditions and our history of write-offs and collections. We consider a variety of factors in this evaluation, including the accounts and notes receivable aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms, the probability of collection, the legal environment and regulatory landscape, the customer’s solvency and news related to individual customers, especially if the news calls into question the customer’s ability to fully pay balances owed.

The gaming industry is a highly regulated industry requiring customers to obtain and maintain a gaming operator’s license and demonstrate to the applicable regulatory authority that they have the financial resources to operate a gaming establishment. Many of our customers, including new casinos that have opened in recent years, are owned by existing customers who operate multiple properties that have established a favorable payment history with us. Historic collection experience and the aging of customer balances are the primary indicators management utilizes to monitor the credit quality of our receivables. We do not segregate accounts and notes receivable by other credit quality indicators and do not use any other statistics or internal rating system to segregate our customer balances into subgroups with similar risk characteristics. Our aging categories are determined based on contractually agreed upon payment terms, which are typically the original payment terms. Invoices and expected payments are classified as past due if the payment is not received within the contractually agreed upon terms. Partial payments of account balances are also infrequent and are applied based upon the facts and circumstances related to the payment. Generally, payments are applied based upon customer direction provided with the remittance or as a result of a review of the account balance and dialogue with our customer and the aging of the remaining balance outstanding continues based on its original contractual terms.

Past due accounts receivable are monitored closely to expedite payments and to record necessary allowances. Accounts and notes receivables are evaluated individually for impairment (with specific reserves established) when collectability becomes uncertain due to events and circumstances that cause an adverse change in a customer’s cash flows or financial condition, such as changes to industry and regional economic conditions. Accounts placed on specific reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve. Our bad debt expense is most significantly impacted by bankruptcy filings by our casino customers and pre-bankruptcy reported exposures of individual casino customers. Due to our successful collection experience and our continuing operating relationship with casino customers and their businesses, it is infrequent that we repossess gaming machines from a customer in partial settlement of outstanding accounts or notes receivable balances. In those unusual instances where repossession occurs, to mitigate our exposure on the related receivable, the repossessed gaming machines are subsequently resold in the used gaming machine market, however we may not fully recover the receivable from this re-sale. Uncollectible accounts or notes receivables are written off when all reasonable collection efforts have been exhausted and we determine that there is minimal chance of any kind of recovery.

For customers in the United States, at the time a customer files for bankruptcy, we typically have a security interest in the gaming machines for that portion of the total accounts and notes receivable, but our accounts and notes receivable related to all other revenue sources are typically unsecured claims. In our participation game business, because we own the gaming machines and lease them to the casino operator, in a bankruptcy the customer has to either accept or reject the lease and, if rejected, we get our gaming machines back. Due to the significance of our gaming machines to the on-going operations of our casino customers, in a bankruptcy filing we may be designated as a key vendor, which can enhance our position above other creditors in the bankruptcy. For international customers, depending on the country and our historic collection experience with the customer, we may have pledge agreements, bills of exchange or personal guarantees or other forms of agreement enhance our collection efforts.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

During the trailing twelve months ended September 30, 2011, our bad debt expense totaled $8.8 million representing 1.2% of revenues which was higher than the $3.8 million of bad debt expense for the prior twelve month period, which represented 0.5% of revenues in the prior trailing twelve month period, as more customers closed operations, filed for bankruptcy and government action in both Venezuela and Mexico impacted our ability to collect balances due in the trailing twelve months ended September 30, 2011. Our bad debt expense for the three months ended September 30, 2011, was $4.9 million, or 3.1% of revenues, compared to $1.4 million, or 0.7% of revenues, for the three months ended September 30, 2010. The higher bad debt expense in the three months ended September 30, 2011, was primarily due to increasing the dollar amount of bad debt reserves by $4.3 million following government enforcement action at certain casinos in Mexico. Our total bad debt reserve was $6.7 million at September 30, 2011, compared to $5.5 million at June 30, 2011.

Credit Quality of Notes Receivable

For notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest income and other income and expense, net, ratably over the payment period. The interest rates on outstanding notes receivable ranged from 5.25% to 10.0% at September 30, 2011. Our policy is to generally recognize interest on notes receivables until the note receivable is deemed non-performing. A note receivable is considered non-performing if payments have not been received within 180 days of the agreed upon terms. The amount of our non-performing notes is immaterial.

We file Uniform Commercial Code (UCC) liens on almost all domestic trade accounts and notes receivable with terms greater than 90 days, which secures our interest in the gaming machines underlying the trade accounts and notes receivable until the receivable balance for the gaming machines is fully paid. The majority of our domestic customers are not rated by the credit rating agencies but for those customers who do have credit ratings, the Standard and Poor’s credit ratings ranged from BBB+ to D at September 30, 2011. Where possible we seek payment deposits, collateral, pledge agreements, personal guarantees or foreign bank bills of exchange or letters of credit on international trade accounts and notes receivable. However, most of our international trade accounts and notes receivable are not collateralized. Currently we have not sold our accounts or notes receivable to third parties, so we do not have any off-balance sheet liabilities for factored receivables.

The following summarizes the components of total notes receivable, net at September 30, 2011:

	September 30, 2011	Balances that are over 90 days past due
Notes receivable:
Domestic	$83.9	$0.8
International	164.1	1.8

Notes receivable subtotal	248.0	2.6

Allowance for doubtful accounts	(4.7)	(0.8)

Total notes receivable, net	$243.3	$1.8

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

At September 30, 2011, 0.7% of our total notes receivable, net was past due over 90 days. The following tables detail our evaluation of notes receivable for impairment at September 30, 2011, and June 30, 2011, respectively.

	September 30, 2011	Ending balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$83.9	$9.4	$74.5
International	164.1	29.3	134.8

Total notes receivable	$248.0	$38.7	$209.3

	June 30, 2011	Ending balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$87.7	$12.8	$74.9
International	178.7	39.8	138.9

Total notes receivable	$266.4	$52.6	$213.8

The following table reconciles the current and non-current allowance for doubtful notes receivable from June 30, 2011, to September 30, 2011:

	Total	Ending balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at June 30, 2011	$2.6	$2.6	$0.0
Charge-offs	(2.4)	(2.4)	0.0
Recoveries	0.0	0.0	0.0
Provision, primarily amounts recorded for Mexican customers’ notes receivable	4.5	4.5	0.0

Ending Balance at September 30, 2011	$4.7	$4.7	$0.0

Modifications to original financing terms are an exception to our cash collection process and are a function of collection activities with the customer. If a customer requests a modification of financing terms during the collection process, we evaluate the proposed modification in relation to the recovery of our gaming machines, seek additional security and recognize any additional interest income ratably over the remaining new financing term. In those instances, the aging of any outstanding receivable balance would be adjusted to reflect the new payment terms. Any such modifications are infrequent and generally do not represent a concession as they generally result only in a delay of payments that is typically insignificant. As a result of the financial crisis that began in 2008, such modifications have increased, but in general, the modification of original financing terms have not been material to our total accounts and notes receivable balance. No modifications of any amounts due from customers were extended for periods greater than 36 months from the original date of sale.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The following summarizes the notes receivable that had modification of financing terms:

	Three- months Ended September 30, 2011
	# of Contracts	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic	—	$—	$—
International(a)	13	10.7	10.7

Total financing term modifications	13	$10.7	$10.7

(a)

The international modifications primarily related to one international customer in which eleven notes were consolidated into three notes aggregating approximately $8.0 million, with an average 14 month extension of terms, one note for one international customer who owed $2.1 million for which original terms were extended by seven months and one note for one international customer who owed $0.6 million for which original terms were extended by four months

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

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

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $5.8 million and $6.5 million for the three months ended September 30, 2011 and 2010, respectively.

Fair Value Measurements

We apply the provisions of FASB ASC 820, “Fair Value Measurements“ (“Topic 820”) to our financial assets and financial liabilities. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value.

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

At September 30, 2011, our investments in various money market funds totaling approximately $1.0 million were subject to fair value measurement in accordance with Topic 820. These money market investments are included in our cash and cash equivalents and restricted cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets and are considered Level 1 securities. In addition, the carrying amounts reflected in the accompanying Condensed Consolidated Balance Sheets for cash equivalents, total accounts and notes receivable, net, accounts payable, jackpot liabilities and long-term debt approximate their respective fair values at September 30, 2011, and June 30, 2011, respectively.

Recently Issued Accounting Standards

In April 2010, the FASB issued ASU No. 2010-16, “Accruals for Casino Jackpot Liabilities,” (“ASU No. 2010-16”), which clarifies when a casino entity is required to accrue a jackpot liability. Under ASU No. 2016-16, effective July 1, 2011, we changed our accounting to not record any expense for the base jackpot liability for our progressive jackpots on our WAP gaming machines until the progressive jackpot liability is won by the casino patron. In adopting this accounting standard effective July 1, 2011, we credited retained earnings with $0.8 million, net of tax for deferred jackpot liability expense recorded in other current liabilities in our Consolidated Balance Sheets at June 30, 2011. We believe adoption of ASU No. 2010-16 was immaterial to our financial statements, but could provide more volatility to our consolidated financial results than the previous accounting method.

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

We adopted ASU No. 2010-20 as of December 31, 2010, and the adoption had no material impact on our Consolidated Financial Statements. See Note 2. “Principal Accounting Policies—Accounts and Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense and Credit Quality of Notes Receivable” and Note 3. “Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements Disclosures” (“ASU No. 2011-04”) which will require supplemental disclosures related to purchases, sales, issuances and settlements of fair value instruments within the Level 3 reconciliation. ASU No. 2011-04 is effective prospectively beginning July 1, 2012, and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing for Impairment” (“ASU No. 2011-08”) to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. ASU No. 2011-08 is effective prospectively beginning July 1, 2012, and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

3.	IMPAIRMENT AND RESTRUCTURING CHARGES

Given the continuing lower levels of capital spending by casinos over the last three years and with no leading indicators suggesting that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. We still believe our long-term vision and business strategy is intact but, as a result of this review, we refined our product plans and restructured our organization. Specifically we are streamlining our product management and product development functions, simplifying our product plans and further prioritizing on-time commercialization of new game themes, products and portal applications.

Some of the product, operational and other decisions made in this review led to impairment and restructuring charges of $18.4 million, or $0.20 per diluted share, recorded in the June 2011 quarter and $22.2 million, or $0.24 per diluted share, for fiscal 2011. In addition, we implemented a broader restructuring in the September 2011 quarter and recorded $9.7 million pre-tax, or $0.12 per diluted share. These restructuring actions are expected to better direct resources and focus on near-term revenue opportunities and reduced our overall organizational staffing by approximately 10% to a level that better correlates with the current operating environment, while maintaining our ability to create great games that engage current players and attract new players.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The decisions made as part of the strategy review led to impairment and restructuring charges, $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities which we recorded in the September 2011 quarter. The components of the charges recorded in the September 2011 and 2010 quarters are:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
DESCRIPTION OF CHARGES	Pre-tax amounts	Per diluted share	Pre-tax amounts	Per diluted share

IMPAIRMENT AND RESTRUCTURING CHARGES
Non-cash Charges
Impairment of property, plant and equipment	$0.6	$0.01	$2.4	$0.03

Cash Charges
Restructuring charges	9.1	0.11	1.4	0.01

Total Impairment and Restructuring Charges	$9.7	$0.12	$3.8	$0.04

The three month period ended September 30, 2010, includes $3.8 million of pre-tax impairment and restructuring charges, or $0.04 per diluted share, that previously had been included in selling and administrative expense, which includes $1.4 million, or $0.01 per diluted share, of pre-tax separation-related charges and $2.4 million, or $0.03 per diluted share, of asset impairment charges related to closing WMS’ main facility in the Netherlands. We sold this facility in June 2011.

We paid all of the restructuring charges from the quarter ended September 30, 2010, by June 30, 2011. At June 30, 2011, $1.9 million of the June 30, 2011, separation-related charges were unpaid and during the quarter ended September 30, 2011, $0.9 million of the June 30, 2011, separation-related charges were paid and $1.0 million remain unpaid. We expect all of these amounts to be paid by June 30, 2012.

Of the $9.1 million of cash-based impairment and restructuring charges recorded in the September 2011 quarter, $4.7 million of separation-related charges were paid by September 30, 2011, and $4.4 million of separation-related charges and costs related to closing two facilities were unpaid. We expect to pay the $3.2 million of restructuring charges related to costs related to closing two facilities ratably through July 2015, and $1.2 million of separation-related charges will be paid by September 2012.

4.	EARNINGS PER SHARE

Basic and diluted earnings per share are calculated as follows for the three months ended September 30:

	2011	2010
Net income – Basic and Diluted earnings	$3.8	$19.5

Basic weighted average shares of common stock outstanding	56.2	58.2
Dilutive effect of stock options	0.3	1.0
Dilutive effect of restricted common stock and warrants	0.1	0.4

Diluted weighted average common stock and common stock equivalents	56.6	59.6

Basic earnings per share of common stock	$0.07	$0.33

Diluted earnings per share of common stock and common stock equivalents	$0.07	$0.33

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	5.3	0.9

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro to extend their license agreement with us, approved a grant of warrants (the “2003 Warrants”) to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance of the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment and is currently anti-dilutive at September 30, 2011. The warrants are non-cancelable and are now fully vested. See Note 12. “Stockholders’ Equity - Warrants” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Also included in our anti-dilutive common stock equivalents for the three months ended September 30, 2011 and 2010 are warrants to purchase 500,000 shares of our common stock that were issued to Hasbro Inc. and Hasbro International, Inc. These warrants were excluded from the calculation because the vesting criteria are contingent upon future events and were not met. See Note 12. “Stockholders’ Equity -Warrants” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

5.	INVENTORIES

Inventories consisted of the following:

	September 30, 2011	June 30, 2011
Raw materials and work-in-process	$39.3	$40.5
Finished goods	25.1	26.6

Total inventories	$64.4	$67.1

Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $2.6 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively. These charges are classified in cost of products sales in our accompanying Condensed Consolidated Statements of Income.

6.	INTANGIBLE ASSETS, NET

General

Intangible assets recorded on our accompanying Condensed Consolidated Balance Sheets consisted of the following:

	September 30, 2011	June 30, 2011
Goodwill	$19.4	$20.3
Finite lived intangible assets, net	137.5	136.4
Less: royalty advances and licensed or acquired technologies, short-term	(5.5)	(2.8)

Total long-term intangible assets, net	$151.4	$153.9

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2011 include:

Goodwill balance at June 30, 2011	$20.3
Foreign currency translation adjustment	(0.9)

Goodwill balance at September 30, 2011	$19.4

Other Intangible Assets

Other intangible assets consisted of the following:

	Useful Life (Years)	September 30, 2011			June 30, 2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1 - 15	$111.5	$(88.3)	$23.2	$104.2	$(83.1)	$21.1
Developed, licensed or acquired technologies	1 - 15	114.5	(16.2)	98.3	117.2	(18.1)	99.1
Patents, trademarks and other	4 - 17	32.4	(16.4)	16.0	34.8	(18.6)	16.2

Total		$258.4	$(120.9)	$137.5	$256.2	$(119.8)	$136.4

The following table summarizes additions to other intangible assets during the three months ended September 30, 2011:

Total Additions
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$7.3
Developed, licensed or acquired technologies	0.8
Patents, trademarks and other	0.6

Total	$8.7

Amortization expense for our finite-lived intangible assets was $6.5 million and $5.1 million for the three months ended September 30, 2011 and 2010, respectively.

The estimated aggregate amortization expense for other intangible assets for each of the next five years is as follows:

2012 (remaining nine months of fiscal year)	$16.3
2013	20.0
2014	20.1
2015	18.8
2016	15.6
2017 and thereafter	46.7

The estimated aggregate future intangible asset amortization at September 30, 2011, does not reflect the significant commitments we have for future payments for intangible assets. If we determine that we may not realize the value of any of the finite lived intangible net assets or commitments, we would record an immediate charge against earnings up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto in this report.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

7.	INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. The estimated effective income tax rate was approximately 34.5% and 35.9% for the three months ended September 30, 2011 and 2010, respectively. Under the assumption that the Research and Development tax credit legislation is not reinstated after December 31, 2011, we expect our effective tax rate will be between 36% and 37% for the balance of our fiscal 2012.

At September 30, 2011, the total unrecognized tax benefits, including accrued interest and penalties of $0.5 million (net of the federal benefit), were $5.1 million, which represent the portion that, if recognized, would reduce the effective income tax rate.

We are currently under audit in various states for fiscal 2004 through 2010. As a result of these audits, it is reasonably possible that the total amount of the unrecognized income tax benefits will change within the next 12 months. At this time, we are unable to estimate the amount of the potential change. Approximately $0.4 million of unrecognized income tax benefits are currently subject to the audits referred to above. At this time, we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We are no longer subject to any significant U.S. federal tax examinations by tax authorities for years before fiscal 2008, or state, local or foreign income tax examinations by tax authorities for years before fiscal 2004.

8.	REVOLVING CREDIT FACILITY

On October 18, 2011, we entered into an amended and restated revolving credit agreement with a group of eight banks. This agreement provides for borrowings up to $400 million through October 18, 2016, with the ability to expand the facility to $500 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain financial and non-financial covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These financial and non-financial covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.0x, and is computed as total net funded indebtedness outstanding at the end of each quarter divided by the trailing twelve-months earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges, as specifically defined in the revolving credit agreement. The minimum interest coverage ratio is 3.0x and is computed as trailing twelve-months adjusted earnings before interest, taxes, depreciation and amortization and share-based compensation and non-cash charges divided by trailing twelve-months interest charges as specifically defined in the revolving credit agreement. The amended and restated revolving credit agreement is unsecured but guaranteed by all of our significant domestic subsidiaries. In addition, the amended and restated revolving credit agreement contains certain limitations on, among other items, investments, loans, advances, and guarantees.

Prior to entering into this amended and restated revolving credit agreement in October 2011, we had a $150 million revolving credit agreement. At September 30, 2011, based upon the leverage ratio as defined in that agreement and also in the amended and restated revolving credit agreement, no limitations existed for restricted payment purposes. At September 30, 2011, $35.0 million was outstanding under the former revolving credit facility. We have classified our entire outstanding balance of $35.0 million under the former revolving credit agreement at September 30, 2011, as a long-term liability because we refinanced our $150 million revolving credit agreement with the $400 million amended and restated revolving credit agreement we entered into on October 18, 2011.

As of September 30, 2011, we maintained an aggregate cash balance of $19.3 million in non-interest bearing accounts with two of the banks in our $150 million revolving credit agreement.

We were in compliance with all of the financial and non-financial covenants and financial ratios required by our $150 million revolving credit agreement as of September 30, 2011, and also under the $400 million amended and restated revolving credit agreement.

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

Common Stock Repurchase Program

On August 2, 2010, our Board of Directors terminated the existing share repurchase program and replaced it with a new $300-million share repurchase program through August 2, 2013. During the three months ended September 30, 2011, we purchased approximately 2% of our common shares outstanding, or 1,332,800 shares, in open market purchases for approximately $27.5 million at an average cost of $20.67 per share. During the three months ended September 30, 2010, we purchased approximately 2% of our common shares outstanding, or 1,338,700 shares, in open market purchases for approximately $50.0 million at an average cost of $37.36 per share of which approximately $3.6 million of such purchases of our common stock was settled and paid in early October 2010. At September 30, 2011, we had approximately $171 million remaining of our current share repurchase authorization.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Equity Compensation Plan

We classify share-based compensation expense in the same financial statement line that contains the individual’s cash compensation expense. A summary of information with respect to share-based compensation expense included in our accompanying Condensed Consolidated Statements of Income is as follows, for the quarters ended September 30:

	2011	2010
Selling and administrative	$1.6	$3.4
Research and development	0.9	1.7
Cost of product sales	0.1	0.0

Share-based compensation expense included in pre-tax income	2.6	5.1
Income tax benefit related to share-based compensation	(0.9)	(1.8)

Share-based compensation expense included in net income	$1.7	$3.3

Diluted earnings per share impact of share-based compensation expense	$0.03	$0.06

Stock Options

We grant stock options to certain of our employees, consultants and board of directors. For options granted in the September 2011 quarter, the number of options awarded to each person varied and the range in fair value on the dates of grant was from $8.20 – $8.52 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 0.6% – 0.7%; expected life between 3.7 – 4.0 years; expected volatility of 0.55; and 0.0% dividend yield. Stock option activity was as follows for the three months ended September 30, 2011:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2011	4.3	$30.39	4.63	$17.3
Granted	1.3	20.05
Exercised	(0.0)	14.59
Expired or Cancelled	0.0	0.00
Forfeited	(0.2)	36.88

Stock options outstanding at September 30, 2011	5.4	$27.76	4.95	$0.7

Stock options exercisable at September 30, 2011	2.8	$26.94	3.67	$0.7

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Restricted Stock Award Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors, which vest from a range of two to four years on the grant date anniversary. Restricted stock share and restricted stock unit activity was as follows for the three months ended September 30, 2011:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2011	0.1	$29.74
Granted	0.1	20.05
Vested	(0.1)	37.83

Nonvested balance at September 30, 2011	0.1	$22.30

	Restricted Stock Units (including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2011	0.3	$36.15
Granted	0.2	20.05
Vested	(0.1)	36.26

Nonvested balance at September 30, 2011	0.4	$27.45

(1)	For restricted stock and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

In September 2011, we granted equity-based performance units to employees, which will vest in 2014 only upon achievement of performance goals set by our Board of Directors. The number of shares of stock ultimately issued to participants will depend upon the extent to which the financial performance goals over the three year period ended June 30, 2014, are achieved or exceeded, and can result in shares issued up to 200% of the targeted number of shares under each grant. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. In August 2011, shares related to the equity-based performance units with a three-year measurement period ending June 30, 2011, were issued in accordance with the performance matrix approved at grant date in 2008. Equity-based performance unit activity was as follows for the three months ended September 30, 2011:

	Equity- based Performance Units	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2011	0.3	$36.79
Granted	0.2	20.05
Vested at 90% of target	(0.1)	29.35
Forfeited	0.0	0.00

Nonvested balance at September 30, 2011	0.4	$28.72

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Employee Stock Purchase Plan

Effective July 1, 2010, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. On September 30, 2011, 29,112 shares were purchased under this plan at an average cost of $14.95. On September 30, 2010, 20,327 shares were purchased under this plan at an average cost of $32.36.

10.	COMPREHENSIVE INCOME

Comprehensive income consists of the following for the three months ended September 30:

	2011	2010
Net income	$3.8	$19.5
Foreign currency translation adjustment	(3.1)	7.0

Total accumulated other comprehensive income	$0.7	$26.5

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operation machines transferred to inventory, a non-cash investing activity, was $3.6 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively.

During the quarter ended September 30, 2011, we retired $77.2 million of gaming operations equipment, which had zero net book value.

12.	COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

At September 30, 2011, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$218.8
Advances and payments made	(135.1)

Potential future payments	$83.7

At September 30, 2011, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2012 (remaining nine months of fiscal year)	$10.0
2013	16.7
2014	18.3
2015	15.6
2016	15.1
2017	8.0

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders were approximately $4.8 million at September 30, 2011, and $6.2 million at June 30, 2011.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Performance Bonds

We have performance bonds outstanding of $5.3 million at September 30, 2011, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. At September 30, 2011, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of September 30, 2011, we were not aware of any obligations arising under these agreements that would require material payments, except we are providing indemnification of officers and directors named in securities claims described in Note 13. “Litigation”, but it is too early in these claims to ascertain the extent of any such indemnification.

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

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at September 30, 2011.

WMS Licensor Arrangements

Our software and intellectual property licensing arrangements and certain customer agreements may include a clause whereby we indemnify the third-party licensee against liability and damages (including legal defense costs) arising from any claims of patent, copyright, trademark or trade secret infringement. Should such a claim occur, we could be required to make payments to the licensee for any liabilities or damages incurred. Historically, we have not incurred any significant cost due to the infringement claims. As we consider the likelihood of incurring future costs to be remote, no liability has been accrued.

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

Product Warranty

We generally warrant our new gaming machines sold in the U.S. for a period of 365 days, while we generally warrant our gaming machines sold internationally for a period of 180 days to one year. Our warranty costs, net have not been significant.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

13.	LITIGATION

Securities Claims

On May 25, 2011, a putative class action was filed against us and certain of our executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee (the “Conlee lawsuit”). On October 13, 2011, the lead plaintiff filed an amended complaint in the Conlee lawsuit. As amended, the lawsuit alleges that, during the period from September 21, 2010 to August 4, 2011, (the date the Company announced its fiscal 2011 financial results), the Company made material misstatements and omitted material information related to its fiscal year 2011 guidance. Plaintiff seeks to certify a class of stockholders who purchased stock between these dates. The lawsuit specifically alleges violations of (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “ 34 Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the 34 Act. The complaint seeks unspecified damages. Defendants’ response to the amended complaint is due on December 8, 2011.

On June 29, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois by David Garay against the current board of directors of the Company as well as a former director (the “Garay lawsuit”). The Company is named as a nominal defendant. The complaint asserts essentially the same allegations that were made in the Conlee lawsuit about the Company’s fiscal year 2011 guidance, and alleges the following causes of action: (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) contribution and indemnification from the individual defendants in the event future claims are made against the Company as a result of the individual defendants’ alleged misconduct, (iv) abuse of control, and (v) waste of corporate assets. The complaint seeks unspecified damages. By agreement of the parties, plaintiff in the Garay lawsuit has agreed to stay further proceedings until resolution of any motion to dismiss that the Company may elect to file in the Conlee lawsuit.

On July 22, 2011, an additional derivative action was filed in the U.S. District Court for the Northern District of Illinois by the Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund against the Company’s current board of directors, a former director, and certain of our officers (the “Pipefitters lawsuit” and, collectively with the Conlee and Garay lawsuits, the “Securities Litigation”). The Company is named as a nominal defendant. The facts alleged in the Pipefitters lawsuit are similar to those alleged in the Conlee and Garay lawsuits, but also include allegations of insider trading in connection with alleged sales of WMS stock made by certain officers and directors in the November 2010 period. The Pipefitters lawsuit specifically alleges the following causes of action: (i) breach of fiduciary duty, (ii) waste of corporate assets, (iii) unjust enrichment, and (iv) indemnification and contribution from the individual defendants in the event future claims are made against the Company as a result of the individual defendants’ alleged misconduct. In addition to unspecified damages, the Pipefitters lawsuit seeks injunctive relief requiring the Company to adopt strengthened corporate governance policies and measures to prevent insider trading, as well as disgorgement of the alleged wrongful profits. Defendants have requested that the Garay and Pipefitters lawsuits be consolidated and then reassigned to the judge who is presiding over the Conlee lawsuit. Defendants have further requested that the Pipefitters lawsuit – like the Garay lawsuit – be stayed pending the resolution of any motions to dismiss filed in the Conlee lawsuit.

Although we believe that we have meritorious defenses to the claims made in the Securities Litigation, and intend to contest the lawsuits vigorously, it is too early in these proceedings to predict the outcome of the Securities Litigation or to reasonably estimate possible losses, if any, related to these lawsuits.

Pursuant to our Bylaws and the indemnification agreements with each member of the Board of Directors and officers, the Company is indemnifying and defending each of the individual defendants named in the Securities Litigation.

B Plus & Related Party Claims

On April 9, 2010, B Plus Giocolegale Ltd. (“B Plus”) filed an action against WMS Gaming International SL (Spain), WMS International SL (Italy) and WMS International SL (the Netherlands) in the tribunal civil court in Rome, Italy. WMS Gaming International SL is an indirect, wholly owned subsidiary of the Company. The complaint contains two counts, alleging (i) breach of contract arising from the termination by WMS Gaming Inc. (“WMS Gaming”) of a sales order to supply certain slot machines and (ii) pre-contractual liability arising from WMS Gaming’s decision to terminate negotiation relating to potential distribution of WMS products in the Italian market (the “Italian Proceedings”). The claim for breach of contract was subsequently withdrawn, and the complaint, as amended, seeks aggregate damages of €127.2 million or such other amount, which the court may award. On May 25, 2011, the Judge for the tribunal civil court in Rome ruled that no further evidence is required for a decision and further noting that the entity with which B Plus contemplated a business arrangement was solely the U.S. company, WMS Gaming Inc., which was not named as a defendant in the Italian Proceedings. The judge’s ruling also set a hearing for closing arguments on July 10, 2013. No further activity is expected in the Italian Proceeding prior to that date.

On February 21, 2011, WMS Gaming initiated an action in the Commercial Court of the High Court of Justice, Queen’s Bench Division, in London, England against B Plus for declaratory relief of no liability for the alleged breach of contract or pre-contractual liability claims of B Plus. On April 25, 2011, B Plus counterclaimed in the London proceeding asserting claims for breach of contract in connection with the termination of the sales order (the counterclaim, together with WMS Gaming’s claims before the Commercial Court are referred to as the “UK Proceedings”). Following a September 8, 2011, hearing for B Plus’ motion to postpone or “stay” the UK Proceedings pending resolution of the Italian Proceedings, the Commercial Court denied the motion and set a schedule for exchange of further pleadings (including allowing B Plus to counterclaim in respect of the pre-contractual liability claim which will likely be for damages for the wrongful termination of negotiations for distribution of product in Italy) and witness statements and a pre-trial review in mid-September, 2012. Trial is currently scheduled to commence November 12, 2012.

On May 23, 2011, St. Maarten Games N.V. (“SMG”) filed an action against WMS Gaming in the Court of First Instance in Sint Maarten, alleging, in principal, that it is a party or third party beneficiary of the sales order entered into between WMS Gaming and B Plus and claiming relief for the alleged wrongful cancellation and/or breach of that agreement by WMS Gaming (the “Sint Maarten Proceedings”). SMG also alleges that it is an affiliate of B Plus. The claim seeks equitable relief through the delivery of the gaming machines and accessories covered by the sales order plus damages for each day of delay and payment of damages in the amount of U.S. $19.7 million plus costs. The initial hearing for this matter has been postponed to November 15, 2011. WMS Gaming has not yet responded to this complaint.

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

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the SEC on August 29, 2011 (“Form 10-K”). This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Cautionary Note” and Item 1A. “Risk Factors” in our Form 10-K and our more recent reports filed with the U.S. Securities and Exchange Commission. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment.

As used in this Report, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following: BATTLESHIP and MONOPOLY are trademarks of Hasbro. Used with permission. ©2011 Hasbro. All rights reserved. G2E is a registered trademark of the American Gaming Association and Reed Elsevier Inc. G2S and S2S are registered trademarks of the Gaming Standards Association. THE WIZARD OF OZ and all related characters and elements are trademarks of and © Turner Entertainment.

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming venues worldwide. Our products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in approximately 140 international gaming jurisdictions. We generate revenue in two principal ways: product sales and gaming operations, as further described below. In fiscal 2010, we expanded the markets where we directly distribute our products by launching directly into Class II gaming markets in the United States and entering the Mexican and New South Wales, Australia markets and we continue to further penetrate these markets. We had previously served these markets through content licensing agreements with third parties for our game themes. In the December 2010 quarter, we launched an online casino site for residents in the United Kingdom, although we did not begin to market the site until February 2011. In the June 2011 quarter we received the first regulatory approval for our WAGE-NET® networked gaming system, the first family of portal applications, the Ultra Hit Progressive® (“UHP”) family, and the first game in the UHP family, the Jackpot Explosion® theme, and since then we have received additional approvals for these products and other networked gaming products in other gaming jurisdictions. In fiscal 2012, we expect to further penetrate each of the new markets and businesses we have entered over the last two years and look to further expand our distribution channels.

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have created significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar 2010 and even fewer in calendar 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. The economic crisis reduced disposable income for casino patrons resulting in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. The economic crisis and increased competition from our competitors lowered the number of new units we sold in fiscal 2010, and this continued in fiscal 2011 and the first quarter of fiscal 2012. In addition, our industry’s largest trade show, G2E®, moved from being in mid-November in prior years to the first week of October in 2011, and we believe that some customers withheld orders in the September 2011 quarter in order to see the new WMS products shown at G2E .

With no leading indicators showing any significant increase in replacement demand for the rest of calendar 2011 or calendar 2012, we conducted a thorough review of our business strategies and product plans late in fiscal 2011 and early fiscal 2012. As a result of the strategic review, we refined our product plans and restructured our organization to sharpen emphasis on our game content and product development strengths. Specifically, we are streamlining our product management and product development functions, simplifying product plans and further prioritizing on-time commercialization of new game themes, products and portal gaming applications for our core product sales and gaming operations businesses. As part of our restructuring we implemented a 10% reduction in our workforce.

Based upon our decisions stemming from our product, strategy and cost structure reviews, in the three-month period ended June 30, 2011, we recorded $24.0 million of net pre-tax charges, or $0.26 per diluted share, which included $18.4 million, or $0.20 per diluted share, of pre-tax impairment and restructuring charges. These charges were comprised of $16.0 million or $0.17 per diluted share for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name and $1.4 million of impairment of receivables related to government action to close casinos in Venezuela) and $2.4 million or $0.03 per diluted share for restructuring charges (primarily separation-related costs), along with $9.6 million of pre-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including inventory charges related to winding down the Orion and original Bluebird® product lines), partially offset by $4.0 million or $0.04 per diluted share from cash proceeds of litigation settlement.

In the September 2011 quarter, we recorded $9.7 million of net pre-tax charges or $0.12 per diluted share, which includes $9.1 million, or $0.11 per diluted share of cash-based restructuring charges, primarily separation-related charges and costs related to the decision to close two facilities, along with $0.6 million, or $0.01 per diluted share, of non-cash impairment charges related to closing two facilities. In addition, during the three months ended September 30, 2011, we recorded $4.3 million or $0.05 per diluted share of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico. After an attack that burned down a casino in the Monterrey province in late August 2011, various Mexican government agencies have been inspecting fire and safety preparations, import paperwork on gaming machines and other facets of casino operations. As a result, some casinos have closed permanently and some temporarily, and some gaming machines have been seized until the proper paperwork has been submitted and approved. Because of these actions, fewer people have been visiting the Mexican casinos. This situation has been very dynamic and we continue to closely monitor the situation.

We had expected that with our launch of the network gaming-enabled Bluebird2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which had been at an abnormally low level for the past few years. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. We believe that as the economy improves and gaming operators see meaningful improvements in their profitability and cash flows, they will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict when this will occur or the rate of increase in their capital budgets. In addition, we expect to experience higher demand from casino expansions and new casino openings in new and expanding gaming jurisdictions in calendar 2012 than in calendar 2011.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results and our internal plans. We focus on fluctuations in revenue, number of new units sold, average selling price, average participation installed base and average revenue per day, cost and gross margin on both products sales and gaming operations and also pay close attention to our operating income, operating margin, effective tax rate, net income, diluted earnings per share, total cash, total accounts and notes receivable, inventories and accounts payable and cash flows from operations as they are key indicators of our performance. We also measure changes in selling and administrative (“S&A”) expenses as a percent of revenue, which indicate management’s ability to control costs, as well as changes in research and development (“R&D”) costs as a percent of revenue, which demonstrate investment in technology and product development. Finally, we measure depreciation expense as a percentage of revenues as an indicator of the current cost of capital expenditures, primarily in our gaming operations business. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators and these measures are discussed herein.

We believe several recent developments fueled by the challenging economic situation could expand our revenue opportunities over the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire, Florida, Maine and Massachusetts. Internationally, Singapore opened as a new market in fiscal 2010 and a new VLT market in Italy has opened in fiscal 2011, although the growth of this market has been delayed due to regulatory requirements. In addition, legislation has been passed or discussed in Greece, Brazil, Japan and Taiwan that could open new market opportunities although the timing for any such openings is uncertain. In the United States, federal legislators and certain state legislators and governments in Canada and Europe are considering legalizing certain forms of online gaming, which if passed could expand our revenue opportunities. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

Product Sales

Product sales revenue includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, parts and conversion kits (including game theme, hardware or operating system conversions). In September 2010, we closed our Orion Financement Company (“Orion Gaming”) manufacturing facility and, in June 2011, we sold this facility and began winding down the support of our Orion Gaming product lines, which will occur over fiscal 2012. In July 2011, we sold our Systems In Progress GmbH subsidiary (“SiP”). These two subsidiaries were immaterial to our Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Cash Flows. In fiscal 2011, we also notified our customers that we were winding down the support for our Bluebird gaming machines with no new game content available after July 1, 2012 but we would continue to service and supply replacement parts through July 2015. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2 and Bluebird xD and Orion Gaming Twinstar™, Twinstar2 and Helios™ branded gaming machines;

➢	Mechanical reel-spinning gaming machines in our Bluebird, Bluebird2 and Bluebird xD branded gaming machines;

➢	Replacement parts and conversion kits for our Bluebird, Bluebird2, Bluebird xD, Twinstar, Twinstar2, Helios and CPU- NXT® and CPU-NXT2 upgrade kits; and

➢	Used gaming machines manufactured by us or our competitors that are acquired on a trade-in basis or that were previously placed on a participation basis.

Gaming Operations

We earn gaming operations revenues from leasing participation games, gaming machines and VLTs, earn royalties that we receive from third parties under license agreements to use our game content and intellectual property and, beginning in fiscal 2011, earn revenues from operating an online casino in the United Kingdom and network gaming revenues.

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

➢

Beginning in June 2011, networked gaming revenues where the casinos or other gaming machine operators use our WAGE-NET networked gaming system to link groups of gaming machines to servers in their casino’s data center that allows casinos and other gaming machine operators to purchase new applications and system-wide features for distribution over the WAGE-NET system.

OUR FOCUS

We continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new and expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty. We believe that gaming operators’ replacement buying demand will be flat in calendar 2011 and calendar 2012.

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

Quarter Ended September 2011 Result: The United States and Canadian replacement cycle has been abnormally low for several years and the challenges facing our industry and the overall economy have continued, all of which have reduced overall industry demand from previous levels. We believe capital budgets for replacing gaming machines are flat for calendar 2011 compared to calendar 2010; however, new casino openings and casino expansions declined over prior year levels. We expect new casino openings and expansions to be higher in calendar 2012, which should benefit the second half of our fiscal 2012. In addition, our industry’s largest trade show, G2E, moved from being in mid-November in prior years to the first week of October 2011, and we believe that customers withheld orders in the September 2011 quarter in order to see the new WMS products shown at G2E. In this challenging environment, our year-over-year new unit shipment volume was down 26.6% from the prior year period for U.S. and Canadian shipments and we believe our share of new units shipped amongst our competitive set declined in the September 2011 quarter. To further diversify our revenue streams, we directly entered the Class II and central determinant market in fiscal 2010 following expiration of our previous licensing agreements for those markets. Through an agreement with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm, over time we expect to combine our existing library of for-sale games with the proven system capabilities that we acquired from Bluberi for the Class II and central determinant markets. We shipped our first gaming machines to a Class II market in the September 2009 quarter, and we have continued to penetrate this market in subsequent quarters as we received additional regulatory approvals, and we expect that shipments to these markets in fiscal 2012 will exceed shipments in fiscal 2011. We launched our new Bluebird xD gaming machine late in the June 2010 quarter and, given initial customer response, we expect strong demand for this new product throughout fiscal 2012. We are dependent, in part, on innovative new products, casino expansions, continued market penetration and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in the three months ended September 2011, such expenses totaled $24.4 million or 15.7% of revenues, down $4.3 million, or 15.0%, compared to the prior year period, although as a percentage of revenues such expenses were up from 15.3% in the September 2010 quarter. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

2.	Strategic Priority: Expand the breadth and profitability of our international business.

Quarter Ended September 2011 Result: Shipments to international markets represented 35.4% of our total new unit shipments in the three months ended September 2011, compared with 40.2% for the prior year period. During the three months ended September 2011, international new unit shipments decreased 35.3% from the prior year period, as economic challenges are evident in several regions, principally in Western European and Latin American markets. In addition, demand from Mexican customers was lower following government enforcement actions at certain casinos in Mexico. Also, we believe the higher-priced Bluebird2 and Bluebird xD units had an impact on the unit volume customers were able to buy with fixed capital budgets and the timing of the G2E trade show this year resulted in some customers postponing purchases until they could see the new WMS products at G2E. In fiscal 2010, we directly entered the new market in Singapore and entered two international markets new to WMS as we had previously served them through content licensing arrangements: New South Wales, Australia and Mexico. In the March 2010 quarter in New South Wales, Australia, we began shipping products as our distributor received regulatory approval for our Bluebird2 gaming machine and the first three game themes. We have since received additional game theme approvals and due to the popularity and earnings performance of our products, we have continued to penetrate this market. Recent proposals to adopt national technology standards for Australia will, if implemented, require us to modify our products, although under the proposal we would be allowed to continue to sell previously approved products during a transition period. We began shipping product into Mexico in the September 2009 quarter and have continued to penetrate this market, although as discussed above recent government enforcement action against casinos resulted in lower demand in the September 2011 quarter and may impact demand in the future. We are still preparing to launch our products in the new VLT market in Italy later in summer 2012. Although much effort is still needed before the first revenue-earning WMS gaming machines are placed in Italy, we will have additional development work to complete as a result of new requirements that the regulator has mandated in Italy that will be effective after a transition period. In addition, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We also launched the new Bluebird xD gaming cabinet in late June 2010, which will continue to benefit our shipments into the international markets in fiscal 2012.

3.	Strategic Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Quarter Ended September 2011 Result: Gaming operations revenues were down $7.8 million in the September 2011 quarter compared to the prior year period, reflecting a 7.5% decrease in the average installed base to 9,602 participation units compared to 10,379 in the September 2010 quarter and average daily revenue of $71.70 compared with $76.36 a year ago and $76.13 in the June quarter. The decline in the installed base resulted from certain game series reaching the end of life and us not having enough new participation games approved to replace those older games. Our focus in fiscal 2012 and fiscal 2013 is to obtain a more normal flow of new product approvals beginning in the second half of fiscal 2012 and increase the percentage of the installed base whose revenues were based on a percentage of coin-in, as they generate the highest gross profit dollars of our three lease pricing models. We were successful in this effort as coin-in gaming machines grew from 36.9% of the installed base at September 30, 2010, to 37.7% of the installed base at September 30, 2011, although the actual number of such units declined from a year ago period as our overall installed base had declined. Near the end of the September 2011 quarter, We received initial approvals from the first jurisdiction for four unique, new participation games – BATTLESHIP™, THE WIZARD OF OZ™ Journey to Oz™, Leprechaun’s Gold® and Pirate Battle®. Although the regulatory approval and commercial launch of these games occurred too late in the quarter to provide meaningful benefit in the installed footprint and revenue per day, the recent roll-out of these four high profile game themes, along with the recent approval of one new MONOPOLY™ game theme early in the December 2011 quarter are expected to provide WMS with the opportunity to refresh and stabilize the installed base by the end of the current quarter. We implemented a shift in strategy in fiscal 2007 to focus on return on investment of our gaming operations assets, which includes limiting the number of gaming machines for a new theme at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. By controlling the initial placement of participation products, we continued to limit the capital invested in gaming operations. In fiscal 2011 and continuing into fiscal 2012, we are investing more capital into our gaming operations business to convert our existing installed base of Bluebird gaming machines to our newer Bluebird2 and Bluebird xD gaming machines.

4.	Strategic Priority: Improve our gross margins and operating margins.

Quarter Ended September 2011 Result: Our operating margin decreased 1340 basis points to 2.2% for the three months ended September 30, 2011 from 15.6% for the prior year period, as we recorded pre-tax charges of $14.0 million, or 900 basis points in the September 2011 quarter. Our total gross margin increased to 63.3% from 61.8% as the percentage of lower margin product sales revenues decreased to 56.0% of total revenues in the September 2011 quarter compared to 59.3% last year, while higher margin gaming operations revenues increased to 44.0% of total revenues this period compared to 40.7% last period. Our product sales gross margin increased to 50.9% in this year’s period from 48.7% last year due to higher product sales margin on the new Bluebird xD units and a greater amount of high margin conversion revenues. We recorded $9.7 million of impairment and restructuring charges in the September 2011 quarter, primarily separation-related costs and costs related to the decision to close two facilities, compared to $3.8 million in the prior year quarter. In addition, we recorded $4.3 million of charges in selling and administrative expense to write-down receivables following government enforcement actions at certain casinos in Mexico.

As a result of our reduction in force in the September 2011 quarter, coupled with other cost savings measures, our research and development expenses decreased year-over year by $4.3 million, or 15.0% and our selling and administrative expenses, inclusive of the $4.3 million Mexican bad debt expense, were flat at $38.3 million. Our depreciation and amortization expense increased by $6.8 million due to higher capital spending in our gaming operations business to upgrade our installed base to new Bluebird2 and BluebirdxD gaming machines and with the launch of our online and networked gaming businesses in fiscal 2011, we have begun to amortize the related capitalized software development costs. We are still implementing our lean sigma and strategic sourcing initiatives, and we continue to realize positive results. We believe these initiatives will continue to drive margin improvement in future years, especially with the new Bluebird xD product line, where we expect to improve gross margins to be comparable to our Bluebird2 product line. In the future, we expect to benefit from higher average selling prices and lease revenues coupled with an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing the cost per unit. We also expect our gaming operations business will continue to expand with both the installed base and revenue per day increasing in the second half of fiscal 2012. In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending increased to 15.7% as a percentage of revenues up from 15.3% of revenues in the prior year period primarily caused by lower revenues as the dollar amount expensed declined by $4.3 million and includes the ongoing investment we are making to create intellectual property and advanced technologies that will power our innovative products in the future and support our existing product lines. We expect that our annual research and development expenses will be around 13% as a percentage of revenue for fiscal 2012. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins. Our selling and administrative expenses increased by 420 basis points as a percentage of revenues in the three months ended September 2011 inclusive of the 270 basis point impact of charges related to the write-down of certain Mexican customer receivables. Our depreciation expense increased by 280 basis points as a percentage of revenue for the three months ended September 2011. We expect selling and administrative expenses to decline as a percentage of revenues in fiscal 2012, but due to higher capital spending in our gaming operations business and the launch of both the networked gaming and our online gaming business in fiscal 2011, that depreciation expense will increase as a percentage of revenues in comparison to the prior year periods.

5.	Strategic Priority: Increase our cash flow from operations.

Quarter Ended September 2011 Result: For the three months ended September 30, 2011, cash flow provided by operating activities was $13.1 million, a $6.3 million decrease from cash provided in operating activities of $19.4 million in the September 2010 quarter. The quarterly results reflect a year-over-year: (1) decrease in net earnings partially offset by an increase in depreciation and amortization; (2) higher non cash amortization of intangible and other assets and other non-cash items partially offset by lower share-based compensation expense; (3) a lesser impact of the tax benefit from the exercise of stock options; (4) a positive impact of the change in operating assets and liabilities, primarily related to a bigger decrease in total accounts receivable and other current assets partially offset by a larger year-over-year impact from lower current liabilities. Our cash flows from investing activities were higher due to greater payments to license or acquire intangible and other assets with modest decreases in investment in both gaming operations capital and property, plant and equipment.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions that can extend our presence and product lines, increase our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the three months ended September 30, 2011, our research and development spending decreased $4.3 million over the prior year to $24.4 million and we spent $15.9 million on property, plant and equipment and $22.1 million on additions to gaming operations equipment, and we funded approximately $27.5 million of common stock repurchases.

Networked Gaming

We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, data can transfer between the servers and the gaming machines in real time and new applications, game functionality and system-wide features can be enabled on the gaming machines from the server. These networks will require regulatory approval in each gaming jurisdiction prior to any implementation and, in time, will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2011 leading up to the receipt on April 22, 2011 of our first regulatory approval for the WAGE-NET system, the first portal application family, the Ultra Hit Progressive (“UHP”) family and first UHP theme, the Jackpot Explosion theme, from Gaming Laboratories International, Inc. (“GLI”). In June 2011, we began earning revenues from networked gaming applications after installing the commercial version of the NG software. Since these first approvals, we have subsequently received approvals on the second theme in the UHP family, the Piggy Bankin’® theme, and the first theme in the second portal family, the Winner’s Share® family, titled the Peng-Wins® theme. Nevada regulators recently approved the commercial version of our Jackpot Explosion portal application; and our field trial — the final step to achieve approval in Nevada on the remote configuration and download portion of our WAGE-NET system was completed in August 2011 and we received approval from the Nevada Gaming Commission related to the interoperability of our NG system with one of the slot accounting systems used by casinos. We expect to receive approval in Nevada for interoperability with other slot accounting systems in the future. We have received additional jurisdictional approval in Michigan, and are progressing with field trials in several additional jurisdictions with approvals expected in the near future. We have just over 700-networked gaming machines functioning, on either a commercial or trial basis, at 29 casino properties globally at October 31, 2011.

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

Our path to the NG marketplace takes elements of our technology road map and converts them into commercializable products in advance of the launch of the full functionality of NG systems. Beginning in fiscal 2007, we introduced a series of products and functionalities, all building towards NG systems, including our Community Gaming® participation product line, our CPU-NXT2 operating system and platform, which is also the basis for our server-enabled Bluebird2 and Bluebird xD gaming machines, Sensory Immersion gaming, Transmissive Reels® technology gaming, Adaptive Gaming® technology, and progress on interoperability of our WAGE-NET system and Bluebird2 gaming machines using the CPU-NXT2 operating system with other manufacturers’ products and systems using industry standard communication protocols developed by the Gaming Standards Association (“GSA”): G2S® and S2S®.

In February 2008, we entered into a ten-year non-exclusive, royalty-bearing patent cross-license agreement with International Game Technology Inc. (“IGT”). This agreement provides for a cross license of intellectual property evidenced by certain patents owned by each of us relating to computing and NG infrastructures. In November 2010, we entered into a 7-year royalty free, non-exclusive license agreement with Konami Gaming Inc. (“Konami”) whereby Konami will adopt our WAGE-NET system as its networked gaming system. Both WMS and Konami will perform additional programming to make our respective games and applications, and, in Konami’s case, their slot accounting system interoperable.

Common Stock Repurchase Program

See Note 9. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and Note 2. “Principal Accounting Policies – Revenue Recognition” to the Consolidated Financial Statements included in that report. We have not made any changes in critical accounting policies and estimates during the three months ended September 30, 2011.

RESULTS OF OPERATIONS

Seasonality

See Note 1. “Basis of Presentation and Business Overview” to the Condensed Consolidated Financial Statements included in this report.

Impact of Inflation

During the past three years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Impairment, Restructuring and Other Charges

Given the continuing lower levels of capital spending by casinos over the last three years and with no leading indicators suggesting that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. We still believe our long-term vision and business strategy is intact but, as a result of this review, we refined our product plans and restructured our organization. Specifically we are streamlining our product management and product development functions, simplifying our product plans and further prioritizing on-time commercialization of new game themes, products and portal applications. Some of the product, operational and other decisions made in this review led to the impairment, restructuring, asset write-downs and other charges, net of $24.0 million, or $0.26 per diluted share, recorded in the June 2011 quarter and $27.8 million, or $0.28 per diluted share, for fiscal 2011.

In addition, we implemented a broader impairment and restructuring and recorded other charges in the September 2011 quarter amounting to $14.0 million pre-tax, or $0.17 per diluted share. These restructuring actions are expected to better direct resources and focus on near-term revenue opportunities and reduced our overall organizational staffing by approximately 10% to a level that better correlates with the current operating environment, while maintaining our ability to create great games that engage current players and attract new players.

The following table summarizes the detail of the charges recorded in the three months ended September 30, 2011 and 2010 (in millions, except per diluted share amounts):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
DESCRIPTION OF CHARGES	Pre-tax amounts	Per diluted share	Pre-tax amounts	Per diluted share

IMPAIRMENT AND RESTRUCTURING CHARGES
Non-cash Charges
Impairment of property, plant and equipment	$0.6	$0.01	$2.4	$0.03

Cash Charges
Restructuring charges	9.1	0.11	1.4	0.01

Total Impairment and Restructuring Charges	9.7	0.12	3.8	0.04

OTHER CHARGES
Non-cash charges to write-down Mexican customer receivables (recorded in selling and administrative expenses)	4.3	0.05	—	—

TOTAL IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES	$14.0	$0.17	$3.8	$0.04

The three month period ended September 30, 2011, includes $14.0 million of pre-tax charges, or $0.17 per diluted share, which includes $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities, and $4.3 million pre-tax, or $0.05 per diluted share, of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico.

The three month period ended September 30, 2010, includes $3.8 million of pre-tax impairment and restructuring charges, or $0.04 per diluted share, that previously had been included in selling and administrative expense, which includes $1.4 million, or $0.01 per diluted share, of pre-tax separation-related charges and $2.4 million, or $0.03 per diluted share, of asset impairment charges related to closing WMS’ main facility in the Netherlands. We sold this facility in June 2011.

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators for the three months ended September 30, 2011 and 2010. This information should be read in conjunction with our accompanying Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Three Months Ended September 30,		Increase (Decrease)		Percent Increase (Decrease)
	2011	2010
Product Sales Revenues
New unit sales revenues	$64.9	$88.1	$(23.2)		(26.3)%
Other product sales revenues	22.2	23.1	(0.9)		(3.9)

Total product sales revenues	$87.1	$111.2	$(24.1)		(21.7)

New units shipped and recognized as product sales revenue	3,918	5,338	(1,420)		(26.6)
Average sales price per new unit	$16,574	$16,504	$70		0.4
Gross profit on product sales revenues(1)	$44.3	$54.1	$(9.8)		(18.1)
Gross margin on product sales revenues(1)	50.9%	48.7%	220	bp	4.5

Gaming Operations Revenues
Participation revenues	$63.3	$72.9	$(9.6)		(13.2)
Other gaming operations revenues	5.2	3.4	1.8		52.9

Total gaming operations revenues	$68.5	$76.3	$(7.8)		(10.2)

Installed participation base, with revenues based on:
Percentage of coin-in gaming machine units at period end	3,616	3,817	(201)		(5.3)
Percentage of net win gaming machine units at period end	2,952	3,347	(395)		(11.8)
Daily lease rate gaming machine units at period end (2)	3,024	3,182	(158)		(5.0)

Total installed participation base units at period end	9,592	10,346	(754)		(7.3)

Average participation installed base units	9,602	10,379	(777)		(7.5)
Average revenue per day per participation machine unit	$71.70	$76.36	$(4.66)		(6.1)

Gross profit on gaming operations revenues(1)	$54.2	$61.8	$(7.6)		(12.3)
Gross margin on gaming operations revenues(1)	79.1%	81.0%	(1.9)		(2.3)

Total revenues	$155.6	$187.5	$(31.9)		(17.0)
Total gross profit(1)	$98.5	$115.9	$(17.4)		(15.0)
Total gross margin(1)	63.3%	61.8%	150	bp	2.4
Total operating income	$3.5	$29.3	$(25.8)		(88.1)
Total operating margin	2.2%	15.6%	(13.4)		(85.8)

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation, amortization and distribution expense.
(2)	Includes only participation game theme units. Does not include units with product sales game themes placed under fixed-term, daily fee operating leases.

Revenues and Gross Profit

Total revenues for the quarter ended September 2011 decreased 17.0% or $31.9 million, compared to the September 2010 quarter, reflecting:

➢	A $23.2 million, or 26.3%, decreases in new unit sales revenue as a result of:

➢	A 1,420 unit, or 26.6%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 2,530 units, a decrease of 20.7%, due to lower industry demand for our Bluebird2 and Bluebird xD gaming machines. Sales of new Bluebird xD units accounted for 32.1% of new units sold in the September 2011 quarter.

➢

International new units sold decreased 35.3% from the prior year to 1,388 units, and represented 35.4% of global shipments down from 40.2% in the prior period reflecting decreased industry demand in Mexico because of recent government enforcement actions against certain casinos and New South Wales, Australia due to operator concerns about proposed new national gaming standards. Both of these markets are new markets we first entered directly in fiscal 2010; and

➢	Sales of mechanical reel products totaled 614 units, or approximately 15.7% of total new units sold compared to 19.7% of units sold in the prior year.

We believe that global demand for new WMS gaming machines was lower in the September 2011 quarter due to stronger competition and as customers withheld capital spending to see what new WMS products were available at the industry’s largest trade show, the timing of which shifted this year to the first week in October from the third week in November.

➢

A 0.4% increase in the average selling price of new gaming machines to $16,574, principally reflecting a greater sales mix of premium-priced products, as Bluebird2 and Bluebird xD gaming machines represented approximately 97.4% of our total new unit sales in the September 2011 quarter compared to 90.3% of new unit sales in the September 2010 quarter.

➢

A $0.9 million, or 3.9%, decrease in other product sales revenues, reflecting higher revenues from higher-margin conversion revenues, more than offset by lower revenues from lower-margin used gaming machines and lower SiP revenue due to the sale of this subsidiary in July 2011:

➢	We sold approximately 2,500 used gaming machines at a lower average price during the September 2011 quarter, compared to approximately 2,000 used gaming machines in the prior year period; and

➢	We earned revenue on approximately 5,500 conversion kits in the September 2011 quarter, compared to approximately 1,900 conversion kits in the prior year period.

➢	Participation revenues were down $9.6 million, or 13.2% due primarily to:

➢

A 7.5% decrease, or 777 units, in the average installed base of participation gaming machines in the September 2011 quarter driven by the decline in performance of our installed base of gaming machines as certain older game series reached their end of life and we did not have new game themes approved to replace those older games. The percentage of coin-in units in the installed base at September 30, 2011, was 37.7% which was slightly higher than 36.9% at September 30, 2010, although the total number of coin-in units declined by 201 units from September 30, 2010. As of September 30, 2011, the percentage of net win units in the installed base decreased by 11.8%, and the daily lease rate units decreased by 5.0% from September 30, 2010, primarily due to certain game series coming to the end of their life cycle; and

➢	Overall average revenue per day decreased by $4.66, or 6.1%, principally reflecting lower average revenue per day in our percentage of coin-in gaming machines.

➢	A $1.8 million, or 52.9%, increase in other gaming operations revenues as new online gaming and networked gaming revenues more than offset lower royalty revenues.

Total gross profit, as used herein excluding depreciation, amortization and distribution expense, decreased by 15.0%, or $17.4 million, to $98.5 million for the quarter ended September 2011 from $115.9 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $5.8 million and $6.5 million in the quarter ended September 2011 and 2010, respectively, in selling and administrative expenses. The gross profit decline reflects lower product sales revenues and gaming operations revenues and lower gross margin on gaming operations revenues, partially offset by higher gross margin on both new gaming machine sales and conversions kits. Our overall gross margin increased to 63.3% in the September 2011 quarter from 61.8% in the prior year period as lower margin product sales revenues decreased to 56.0% of total revenues in the September 2011 quarter compared to 59.3% last year, while higher margin gaming operations revenues increased to 44.0% of total revenues this period compared to 40.7% last period. In addition:

➢

Gross margin on product sales revenues was 50.9% for the September 2011 quarter, compared to 48.7% for the prior year period. Gross margin for the September 2011 quarter reflects: higher gross margin on our new Bluebird xD gaming machines this year than last year as we focus on lowering the cost of the product coupled with higher revenues from higher margin conversion kit revenues, partially offset by lower gross margin of used gaming machines sales; and

➢

Gross margin on gaming operations revenues was 79.1% for the three months ended September 2011, compared to 81.0% from the prior year period, reflecting a greater number percentage of coin-in gaming machines in the installed base, which have a lower gross margin and higher costs for our new online and network gaming operations.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended September 30,
	2011		2010		Increase /(Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$24.4	15.7%	$28.7	15.3%	$(4.3)	(15.0)%
Selling and administrative	38.3	24.6	38.3	20.5	0.0	0.0
Impairment and restructuring	9.7	6.2	3.8	2.0	5.9	155.3
Depreciation and amortization	22.6	14.5	15.8	8.4	6.8	43.0

Total operating expenses	$95.0	61.0%	$86.6	46.2%	$8.4	9.7%

Research and development expenses decreased 15.0% to $24.4 million in the September 2011 quarter, compared to $28.7 million in the prior year period. The year-over-year decrease reflects:

➢

Decreased payroll-related costs associated with headcount decreases resulting from the restructuring we affected in August 2011 coupled with cost containment measures on non-payroll related costs; partially offset by

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio; and

➢	Higher costs to accelerate new applications and enterprise-wide systems for our Casino Evolved™ suite of innovative, high-value products;

Selling and administrative expenses was flat at $38.3 million in the September 2011 and 2010 quarters. Selling and administrative expenses as a percentage of revenues increased 40 basis points largely due to declining revenues. The year-over-year change includes:

➢

Decreased expenses of $3.5 million, net of $4.2 million of non-payroll related cost reductions, including lower travel and entertainment costs of $0.8 million and other cost reductions of $3.4 million due to cost containment efforts; and $1.0 million lower payroll-related costs related to headcount reductions from our restructuring effected in August 2011; partially offset by an increase in legal expenses of $0.7 million related to higher litigation costs and an increase in marketing expenses of $1.0 million related to our online gaming business in the September 30, 2011, quarter from the prior year period; entirely offset by

➢	A $3.5 million increase in bad debt expense to $4.9 million, of which $4.3 million relates to the write-down of receivables following government enforcement actions at certain casinos in Mexico.

Impairment and restructuring expenses in the September 2011 quarter include separation-related costs of $5.9 million as we restructured our workforce and $3.8 million of charges related to the closure of two facilities. Impairment and restructuring expenses in 2010 include $3.8 million of charges to close our main facility in the Netherlands, including a $2.4 million non-cash write down of the facility and separation-related charges of $1.4 million.

Depreciation and amortization expense increased by $6.8 million to $22.6 million in the quarter ended September 2011 compared to $15.8 million in the prior year period. This reflects increased capital spending on gaming operations equipment throughout fiscal 2011 into 2012 to upgrade our installed base to Bluebird2 and Bluebird xD gaming machines and amortization of capitalized software development costs with the launch of our online gaming and networked gaming business in the December 2010 and June 2011 quarters, respectively.

Operating Income and Operating Margin

Our operating income decreased by $25.8 million or 88.1% in the September 2011 quarter on a 17.0% decrease in total revenues. For the quarter ended September 30, 2011, our operating margin of 2.2% represented a 1340 basis point decrease over the 15.6% operating margin achieved in the prior year period. This decrease reflects lower gross profit, higher impairment and restructuring costs of $5.9 million, higher charges for bad debts of $3.5 million and higher depreciation and amortization costs of $6.8 million, partially offset by the $4.3 million impact of lower research and development costs and lower year over year selling and administrative costs, excluding the impact of higher bad debt discussed above.

Interest Expense

We incurred interest expense of $0.4 million in each of the quarters ended September 2011 and 2010.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net increased by $1.2 million to $2.7 million for the quarter ended September 2011 compared to $1.5 million for the prior year period, primarily due to increases in interest income arising from increased extended payment term financings of notes receivable.

Income Taxes

The estimated effective income tax rates were approximately 34.5% and 35.9% for the quarters ended September 2011 and 2010 respectively.

The September 2011 quarter estimated effective tax rate reflects:

➢	A higher estimated domestic manufacturing deduction of $1.4 million;

➢	An estimated reduction of the effective tax rate by $0.8 million due to the research and development tax credit, which was not in effect in the prior year period;

➢	A decrease in the estimated impact of other permanent tax items in the first quarter of $1.5 million; and

➢	A decrease in estimated pre-tax income compared to fiscal 2010.

The September 2010 quarter estimated effective tax rate reflects:

➢	An increase in estimated pre-tax income compared to fiscal 2009;

➢	A higher estimated domestic manufacturing deduction of $4.2 million in part due to a 50% rate increase from 6% to 9%; and

➢	No impact of the research and development tax credit as such legislation expired as of December 31, 2009.

At June 30, 2011, no deferred income tax provision had been recorded for United States taxes related to approximately $20.3 million of undistributed earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs. We have approximately $20.0 million of cash in our international subsidiaries at September 30, 2011.

Earnings Per Share

The decrease in earnings per share in the September 2011 quarter is attributable to the decrease in net income for the quarter, inclusive of the impairment and restructuring charges of $0.12 per diluted share, and charges of $0.05 per diluted share related to the write-down of receivables following government enforcement actions at certain casinos in Mexico. Diluted earnings per share decreased 78.8% to $0.07 for the quarter ended September 2011 from $0.33 for prior year period. The September 2010 quarter earnings reflect the facility closing charge of $0.04 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar year 2010 and even fewer in calendar 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010 with flat budgets for calendar 2011. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. We have been faced with these macroeconomic challenges for over three years.

Our cash flow from operations is largely dependent on our profitability and the amount of working capital necessary to support our revenue base. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue and profitability increase or decrease, and the increase or decrease in working capital required to operate our business. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash flow from operations, and, if necessary, proceeds from our revolving credit facility or additional debt or additional equity offerings. We utilize these sources to fund investments in property, plant and equipment, gaming operations equipment and agreements to license or acquire third-party brands, music and talent, intellectual properties or technologies that we have not developed internally. In addition, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements. With the ongoing uncertainty in the credit and capital markets, there can be no assurance that other sources of capital will be available to us on acceptable terms or at all. Based on past performance and current expectation, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures and other liquidity requirements associated with our existing operations into the foreseeable future. Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows from operations; and

➢

Debt capacity available under our new $400 million amended and restated revolving credit facility that we entered into in October 2011 that expires in five years and, if necessary, additional debt or equity offerings.

Selected balance sheet accounts and data are summarized as follows (in millions):

			Increase /(Decrease)
	September 30, 2011	June 30, 2011	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$82.4	$105.0	$(22.6)	(21.5)%
Total current assets(A)	447.4	497.5	(50.1)	(10.1)
Total assets	1,007.8	1,046.3	(38.5)	(3.7)
Total current liabilities(B)	102.4	152.4	(50.0)	(32.8)
Stockholders’ equity	831.4	855.9	(24.5)	(2.9)
Net working capital (A) – (B)	$345.0	$345.1	$(0.1)	(0.0)%

Trailing-twelve month statistics:
Average days outstanding for total accounts and notes receivable (2)	161	161	0.0	0.0
Inventory turns (3)	3.8	4.1	(0.3)	(7.3)

(1)

Pursuant to various jurisdictional gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents, and restricted cash includes restricted cash of $14.1 million and $14.3 million as of September 30, 2011, and June 30, 2011, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

(2)

Our average days outstanding for total accounts and notes receivable was flat at September 30, 2011, in comparison to June 30, 2011, due to lower year over year sales volume and an increased percentage of extended payment term financings within total accounts and notes receivable, net during the quarter ended September 30, 2011.

(3)

Our inventory turns decreased at September 30, 2011, in comparison to June 30, 2011, due to seasonally lower new unit sales volume as the actual inventory balance declined by $2.7 million from June 30, 2011.

Our net working capital decreased $0.1 million from June 30, 2011, and was primarily affected by the following components:

➢

A decrease in cash, cash equivalents and restricted cash of $22.6 million due primarily to $27.5 million of share repurchases coupled with cash used to make payments during the September 2011 quarter for fiscal year 2011 income taxes and the timing of payments on accounts payable; offset by

➢

A decrease in total current accounts and notes receivable, net, of $26.9 million or 9.5%, to $257.7 million compared to $284.6 million at June 30, 2011, reflecting the impact of lower product sales revenues in the September 2011 quarter compared to the June 2011 quarter, and improved collection efforts, partially offset by an effort launched in fiscal 2009 to expand the amount of financing terms provided to customers given the downturn in the economy. Our days sales outstanding for both current and long-term account and notes receivable were 161 days at September 30, 2011 and June 30, 2011;

➢

A decrease in inventories of $2.7 million or 4.0% to $64.4 million from $67.1 million at June 30, 2011, primarily due to higher inventory reserves recorded in the September 2011 quarter. Inventory turns were 3.8x at September 30, 2011, compared to 4.1x at June 30, 2011; and

➢	A decrease in current liabilities of $50.0 million or 32.8% to $102.4 million due to payments offiscal year 2011 income taxes and the timing of payments on accounts payable.

As described in Note 12. “Commitments, Contingencies and Indemnifications” to our accompanying Condensed Consolidated Financial Statements included in this report, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $83.7 million, including contingent payments, that are not recorded in our accompanying Condensed Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $82.4 million at September 30, 2011, inclusive of $14.1 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to license or acquire intangible and other assets, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year. We believe that we take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain uncertain. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. For fiscal 2012 and fiscal 2013, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and as a result of amending and restating our revolving credit agreement in October 2011, we now have access to our $400 million revolving credit facility through September 30, 2016. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Reserves

Our normal payment terms are 30 to 120 days. We have historically provided extended payment terms to some of our customers for periods from 120 days through 36 months. As a result of the recession and financial market crisis which began in 2008 and disrupted the economy worldwide and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2010 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at rate in excess of our borrowing rate, both of which provide added profitability to the sale.

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

The expansion of our use of extended payment terms has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total receivables increased by $7.2 million from $327.4 million at September 30, 2010, to $334.6 million at September 30, 2011. The increase primarily reflects greater long-term notes receivable, which have increased from our direct selling into markets, such as tribal Class II and Mexico that have historically relied on longer-term financings. These new markets represent the principal amount of our higher extended-payment term financings during the quarter. While a portion of this increase relates to the mix of revenues in the trailing twelve-month period ended September 30, 2011, compared to the trailing twelve months ended September 30, 2010, we believe that the majority of the total receivables increase is due to the impact of providing an expanded amount of extended payment term financing. The collection of these receivables in future periods will increase the amount of cash flow provided by operating activities and reduce our total receivables and increase our cash balance.

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a routine basis, but at least quarterly, we evaluate our accounts and notes receivable individually and collectively, and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, economic and credit conditions and our history of write-offs and collections. We consider a variety of factors in this evaluation, including the accounts and notes receivable aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms, the probability of collection, the legal environment and regulatory landscape, the customer’s solvency and news related to individual customers, especially if the news calls into question the customer’s ability to fully pay balances owed.

The gaming industry is a highly regulated industry requiring customers to obtain and maintain a gaming operator’s license and demonstrate to the applicable regulatory authority that they have the financial resources to operate a gaming establishment. Many of our customers, including new casinos that have opened in recent years, are owned by existing customers who operate multiple properties that have established a favorable payment history with us. Historic collection experience and the aging of customer balances are the primary indicators management utilizes to monitor the credit quality of our receivables. We do not segregate accounts and notes receivable by other credit quality indicators and do not use any other statistics or internal rating system to segregate our customer balances into subgroups with similar risk characteristics. Our aging categories are determined based on contractually agreed upon payment terms, which are typically the original payment terms. Invoices and expected payments are classified as past due if the payment is not received within the contractually agreed upon terms. Partial payments of account balances are also infrequent and are applied based upon the facts and circumstances related to the payment. Generally, payments are applied based upon customer direction provided with the remittance or as a result of a review of the account balance and dialogue with our customer and the aging of the remaining balance outstanding continues based on its original contractual terms.

Past due accounts receivable are monitored closely to expedite payments and to record necessary allowances. Accounts and notes receivable are evaluated individually for impairment (specific reserves) when collectability becomes uncertain due to events and circumstances that cause an adverse change in a customer’s cash flows or financial condition, such as changes to industry and regional economic conditions. Accounts placed on specific reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve. Our bad debt expense is most significantly impacted by bankruptcy filings by our casino customers and pre-bankruptcy reported exposures of individual casino customers. Due to our successful collection experience and our continuing operating relationship with casino customers and their businesses, it is infrequent that we repossess gaming machines from a customer in partial settlement of outstanding accounts or notes receivable balances. In those instances where repossession occurs, to mitigate our exposure on the related receivable, the repossessed gaming machines are subsequently resold in the used gaming machine market, however we may not fully recover the receivable from this re-sale. Uncollectible accounts or notes receivables are written off when all reasonable collection efforts have been exhausted and we determine that there is minimal chance of any kind of recovery.

For customers in the United States, at the time a customer files for bankruptcy, we typically have a security interest in the gaming machines for that portion of the total accounts and notes receivable, but our accounts and notes receivable related to all other revenue sources are typically unsecured claims. In our participation game business, because we own the gaming machines and lease them to the casino operator in a bankruptcy the customer has to either accept or reject the lease and, if rejected, we get our gaming machine back. Due to the significance of our gaming machines to the on-going operations of our casino customers, in a bankruptcy filing we may be designated as a key vendor, which can enhance our position above other creditors in the bankruptcy. For international customers, depending on the country and our historic collection experience with the customer, we may have pledge agreements, bills of exchange or personal guarantees or other forms of agreements to protect our interest.

During the trailing twelve months ended September 30, 2011, our bad debt expense totaled $8.8 million representing 1.2% of revenues which was higher than the $3.8 million of bad debt expense for the prior twelve month period, which represented 0.5% of revenues in the prior trailing twelve month period, as more customers closed operations, filed for bankruptcy, and government action in both Venezuela and Mexico impacted our ability to collect balances due in the trailing twelve months ended September 30, 2011. Our bad debt expense for the three months ended September 30, 2011, was $4.9 million, or 3.1% of revenues, compared to $1.4 million, or 0.7% of revenues, for the three months ended September 30, 2010. The higher bad debt expense in the three months ended September 30, 2011, was primarily due to increasing the dollar amount of bad debt reserves by $4.3 million following government enforcement actions at certain casinos in Mexico. Our total bad debt reserve was $6.7 million at September 30, 2011, compared to $5.5 million at June 30, 2011.

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

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventory. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. We recorded raw material and finished goods inventory write-downs totaling approximately $2.6 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively. We expect the amount of inventory write-downs to be consistent or slightly higher in fiscal 2012 compared to fiscal 2011.

Revolving Credit Facility

See Note 8. “Revolving Credit Facility” to our Condensed Consolidated Financial Statements included in this report.

Common Stock Repurchase Program

See Note 9. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements included in this report.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows included in this report, are summarized in the following table (in millions):

	Three Months Ended September 30,
	2011	2010	Change
Net cash provided by (used in):
Operating activities	$13.1	$19.4	$(6.3)
Investing activities	(42.7)	(39.9)	(2.8)
Financing activities	8.2	(42.3)	50.5
Effect of exchange rates on cash and cash equivalents	(1.0)	0.6	(1.6)

Net increase(decrease) in cash and cash equivalents	$(22.4)	$(62.2)	$39.8

Operating activities: The $6.3 million decrease in cash provided by operating activities in the quarter ended September 2011 compared to the quarter ended September 2010 year resulted from:

➢	A negative impact of $10.9 million resulting from a $15.7 million decrease in net income, offset by a $4.8 million increase in depreciation and amortization,

➢	A $6.4 million negative impact from a $2.5 million decrease in share-based compensation and a $3.9 million decrease in deferred income taxes; partially offset by

➢

A $4.8 million positive impact from a $3.6 million increase in other non-cash items and elimination of the negative $1.2 million negative impact from prepaid income taxes as a result of a lower amount of stock option exercises in the September 2011 quarter; and

➢

A $6.2 million positive impact from changes in operating assets and liabilities. This impact is comprised of $6.4 million related to inventory decreasing by $2.7 million in the September 2011 quarter compared to a $4.7 million increase in the September 2010 quarter, a $29.3 million incremental decrease in total accounts and notes receivable, partially offset by a $25.7 million greater decrease in current liabilities and a $3.8 million incremental net decrease in other assets and liabilities.

Investing Activities: The $2.8 million increase in cash used by investing activities for the quarter ended September 30, 2011 compared to the quarter ended September 2010 was primarily due to:

➢

A $4.1 million increase in payments to acquire or license long-term intangible and other non-current assets as we invested $4.7 million in the quarter ended September 2011 compared to $0.6 million in the September 2010 quarter as we identified more items to license or acquire; partially offset by

➢

A $0.8 million decrease in the amount invested in gaming operations machines, top boxes and related equipment during the quarter ended September 2011 to $22.1 million compared to $22.9 million in the September 2010 period. We expect that capital expenditures for gaming operations equipment will increase modestly in fiscal 2012 and 2013; and

➢

A $0.5 million decrease in the amount invested in property, plant and equipment during the quarter ended September 2011 to $15.9 million compared to $16.4 million in the September 2010 period. We expect that capital expenditures for property, plant and equipment will increase modestly in fiscal 2012 and 2013;

Financing Activities: The $50.5 million increase in cash generated by financing activities for the quarter ended September 2011 compared to the quarter ended September 2010 was primarily due to:

➢	Proceeds of $35.0 million from borrowings under our revolving credit agreement in the September 2011 quarter and;

➢

Lower treasury stock purchases of $18.9 million as in the September 2011 quarter only $27.5 million of treasury stock was repurchased compared to $46.4 million in the quarter ended September 2010; partially offset by

➢

A $3.4 million decrease in cash received and tax benefits realized from exercised stock options. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options;

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs; however in the three months ended September 30, 2011, we provided impairment and restructuring charges to accrue the costs of abandoning leasehold improvements and lease costs over the remaining contractual lease life of two leased facilities, aggregating $4.6 million.

We also have minimum guaranteed royalty payments for intellectual property and technologies that are not recorded on our accompanying Condensed Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments.

Our contractual obligations have not changed materially, outside the ordinary course of business, since those presented in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

As of September 30, 2011, we had a liability for unrecognized income tax benefits of $5.1 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized income tax benefits. See Note 7. “Income Taxes” to our Condensed Consolidated Financial Statements included in this report.

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, WMS Licensor Arrangements, Self-Insurance and Product Warranty

See Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements included in this report.

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

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and Note 13 “Litigation” to our Condensed Consolidated Financial Statements included in this report.

ITEM 1A.	RISK FACTORS

WMS is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and our more recent reports filed with the U.S. Securities and Exchange Commission.

We face risks associated with doing business in international markets related to political and economic instability, terrorist activity, and foreign currency fluctuations. Unstable governments and terrorist activity may adversely affect the number of patrons visiting casinos, which in turn may reduce demand for our products and the financial ability of our casino customers to pay outstanding obligations. Changes in regulatory enforcement, treaties and legislation may affect the international gaming market with respect to gaming regulation, taxation, tariffs and import duties and the legality of gaming operations in some markets. Additionally, we may have increased costs in connection with complying with international laws.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the first quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
July 1, 2011 – July 31, 2011	—	$—	—	$198,546,100
August 1, 2011 – August 31, 2011	1,207,500	$20.74	1,207,500	$173,500,182
September 1, 2011 – September 30, 2011	125,300	$19.94	125,300	$171,001,750

Total	1,332,800	$20.67	1,332,800	$171,001,750

See Note 9. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements included in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1	Amendment no. 2, dated July 25, 2011, to the License Agreement, by and between WMS Gaming Inc. and Warner Bros. Consumer Products Inc. incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 29, 2011, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.2	$400 million Second Amended and Restated Credit Agreement, dated October 18, 2011, between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Joint Bookrunner and Joint Lead Arranger, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent, Keybank National Association, Wells Fargo Bank, National Association and Compass Bank, as Co-Documentation Agents, and Union Bank N.A. as Senior Managing Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on October 21, 2011, SEC file No. 001-8300.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

WMS INDUSTRIES INC.

Dated: November 8, 2011	By:	/s/ SCOTT D. SCHWEINFURTH
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: November 8, 2011	By:	/s/ JOHN P. MCNICHOLAS JR.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1	Amendment no. 2, dated July 25, 2011, to the License Agreement, by and between WMS Gaming Inc. and Warner Bros. Consumer Products Inc. incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 29, 2011, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

10.2	$400 million Second Amended and Restated Credit Agreement, dated October 18, 2011, between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Joint Bookrunner and Joint Lead Arranger, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent, Keybank National Association, Wells Fargo Bank, National Association and Compass Bank, as Co-Documentation Agents, and Union Bank N.A. as Senior Managing Agent, incorporated by reference to WMS’ Current Report on Form 8-K, filed on October 21, 2011, SEC file No. 001-8300.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.