Form 10-Q
period 2011-12-31
WMS INDUSTRIES INC /DE/
filed 2012-02-09
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,314,162 shares of common stock, $0.50 par value, were outstanding at February 3, 2012.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended December 31, 2011 and 2010

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
REVENUES:
Product sales	$97.5	$127.2	$184.6	$238.4
Gaming operations	64.7	72.7	133.2	149.0

Total revenues	162.2	199.9	317.8	387.4

COSTS AND EXPENSES:
Cost of product sales(1)	48.7	63.1	91.5	120.2
Cost of gaming operations(1)	14.4	15.6	28.7	30.1
Research and development	23.7	30.1	48.1	58.8
Selling and administrative	33.2	38.1	71.5	76.4
Impairment and restructuring	0.0	0.0	9.7	3.8
Depreciation and amortization(1)	21.2	16.3	43.8	32.1

Total costs and expenses	141.2	163.2	293.3	321.4

OPERATING INCOME	21.0	36.7	24.5	66.0
Interest expense	(0.4)	(0.2)	(0.8)	(0.6)
Interest income and other income and expense, net	4.2	2.4	6.9	3.9

Income before income taxes	24.8	38.9	30.6	69.3
Provision for income taxes	8.7	11.9	10.7	22.8

NET INCOME	$16.1	$27.0	$19.9	$46.5

Earnings per share:
Basic	$0.29	$0.47	$0.36	$0.80

Diluted	$0.29	$0.46	$0.35	$0.78

Weighted-average common shares:
Basic common stock outstanding	55.6	57.8	55.9	58.0

Diluted common stock and common stock equivalents	55.8	59.1	56.2	59.3

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:
Cost of product sales	$1.4	$1.2	$2.8	$2.4
Cost of gaming operations	$13.1	$9.2	$27.2	$18.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars and millions of shares)

	December 31, 2011	June 30, 2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79.3	$90.7
Restricted cash and cash equivalents	13.5	14.3

Total cash, cash equivalents and restricted cash	92.8	105.0

Accounts and notes receivable, net of allowances of $7.1 and $5.5, respectively	246.0	284.6
Inventories	69.1	67.1
Other current assets	46.8	40.8

Total current assets	454.7	497.5

NON-CURRENT ASSETS:
Long-term notes receivable, net	87.0	81.6
Gaming operations equipment, net of accumulated depreciation and amortization of $210.6 and $270.5, respectively	96.9	86.8
Property, plant and equipment, net of accumulated depreciation and amortization of $127.0 and $115.7, respectively	189.9	171.5
Intangible assets, net	148.1	153.9
Deferred income tax assets	46.5	43.1
Other assets, net	18.6	11.9

Total non-current assets	587.0	548.8

TOTAL ASSETS	$1,041.7	$1,046.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$58.7	$66.2
Accrued compensation and related benefits	7.0	12.3
Other accrued liabilities	58.6	73.9

Total current liabilities	124.3	152.4

NON-CURRENT LIABILITIES:
Long-term debt	35.0	0.0
Deferred income tax liabilities	25.8	23.9
Other non-current liabilities	14.4	14.1

Total non-current liabilities	75.2	38.0

Commitments, contingencies and indemnifications (see Note 12)	0.0	0.0

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized; none issued)	0.0	0.0
Common stock (200.0 shares authorized; 59.7 shares issued)	29.8	29.8
Additional paid-in capital	436.8	437.9
Treasury stock, at cost (4.4 and 2.9 shares, respectively)	(132.8)	(104.9)
Retained earnings	510.7	490.0
Accumulated other comprehensive income (loss)	(2.3)	3.1

Total stockholders’ equity	842.2	855.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,041.7	$1,046.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2011 and 2010

(in millions of U.S. dollars)

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19.9	$46.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	37.1	32.1
Amortization of intangible and other non-current assets	14.2	9.9
Share-based compensation	7.6	10.6
Other non-cash items	10.2	5.0
Deferred income taxes	(2.0)	10.9
Excess tax benefit from the exercise of stock options	(0.2)	(6.5)
Change in operating assets and liabilities	(21.1)	(64.0)

Net cash provided by operating activities	65.7	44.5

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(35.6)	(30.9)
Purchase of property, plant and equipment	(31.1)	(29.2)
Payments to acquire or license intangible and other non-current assets	(6.8)	(11.1)

Net cash used in investing activities	(73.5)	(71.2)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(37.1)	(50.0)
Proceeds from borrowings under revolving credit facility	35.0	0.0
Debt issuance costs	(2.5)	0.0
Cash received from exercise of stock options	2.1	9.6
Excess tax benefit from exercise of stock options	0.2	6.5

Net cash used in financing activities	(2.3)	(33.9)

Effect of exchange rates on cash and cash equivalents	(1.3)	0.7

DECREASE IN CASH AND CASH EQUIVALENTS	(11.4)	(59.9)
CASH AND CASH EQUIVALENTS, beginning of period	90.7	166.7

CASH AND CASH EQUIVALENTS, end of period	$79.3	$106.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. References to U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The accompanying Condensed Consolidated Financial Statements should therefore be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2011, included in our Annual Report on Form 10-K filed with the SEC on August 29, 2011. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Sales of our gaming machines are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically, our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand or if gaming is permitted in a significant new jurisdiction. Operating results for the three and six months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2012. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

We market our gaming machines in two principal ways. First, product sales include the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions) and parts. Second, through gaming operations we license our game content and intellectual property to third parties for distribution; we earn revenues from operating an online gaming site; we earn revenues from networked gaming, which is a system that links groups of networked-enabled gaming machines to a server in the casino data center, and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators under operating leases where the lease payments are based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee and a percentage of the coin-in. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games” and when combined with casino-owned daily fee games, royalties we receive under license agreements with third parties to utilize our game content and intellectual property, gaming machine, VLT and other lease revenues, and online gaming revenues and networked gaming revenues, we refer to this business as our “gaming operations.”

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Reclassifications

We reclassified $3.8 million of selling and administrative expense incurred in the six months ended December 31, 2010, to a separate line item as impairment and restructuring in our Condensed Consolidated Statements of Income to conform to the current year’s presentation. This reclassification did not affect the reported amounts of total costs and expenses, operating income, pre-tax income or net income in our Condensed Consolidated Statements of Income.

2.	PRINCIPAL ACCOUNTING POLICIES

Principal Accounting Policies

For a complete description of our principal accounting policies see Note 2. “Principal Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Shown below are certain of our principal accounting policies.

Revenue Recognition

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: FASB ASC Topic 605, “Revenue Recognition” (“Topic 605”), FASB Topic 985, “Software” (“Topic 985”), Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”).

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

We recognize revenue when all of the criteria listed above are met and do not recognize revenue if all of the criteria are not met. We defer revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

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

Considerable judgment is also necessary to determine whether certain of our products are within the scope of software revenue recognition and whether the software and non-software elements of these products function together to deliver the essential functionality. Our determination dictates whether general revenue recognition guidance or software revenue recognition guidance applies and could impact the timing of revenue recognition. Topic 985 primarily impacts our networked gaming revenues because networked gaming revenues are derived from computer software applications and systems to be sold or leased. We began to recognize networked gaming revenues in the June 2011 quarter and they were an immaterial portion of our revenue in fiscal 2011 and we expect networked gaming revenues will also be an immaterial portion of our revenues in fiscal 2012. As we continue with the initial commercialization of networked gaming software applications in fiscal 2012, when we offer such applications through multiple deliverable arrangements, the application of Topic 985 requires us to obtain VSOE for undelivered networked gaming software applications in a multiple deliverable arrangement before revenue can be recognized on the subsequent delivery of a software application that is part of the multiple deliverable arrangements. This may delay the recognition of revenue and increase deferred revenues and deferred costs. Revenue for networked gaming is recognized under software revenue recognition guidance in accordance with the terms of the contract. Although the networked gaming software and certain systems-based hardware function together, the primary functionality is derived from the networked gaming software and the networked gaming software is not essential to the functionality of the systems-based hardware.

Product Sales

Revenues are reported net of incentive rebates, discounts, sales taxes and other taxes of a similar nature. In our product sales business, the largest portion of our revenues are sold on credit terms of 30 to 120 days. Also, we grant extended credit terms for product sales revenues for periods up to one year and beyond, and in some cases for terms up to three years, with interest recognized for terms greater than twelve months at market rates and in some instances such longer-term obligations may be secured by the related gaming machines. For products sold under arrangements with extended payment terms, judgment for revenue recognition is based on the probability of collection and is based on historic collection experience. We annually evaluate sales contracts with extended payment terms in excess of one year to determine if there is sufficient history to prove assurance of collectability and that pricing is fixed and determinable under the original sales contract terms. In concluding that our historical payment history is based on sufficiently similar arrangements, we consider the nature of our customers, our historic collection experience with the specific customer, the terms of the arrangement and the nature of the product being sold. In our evaluation as to whether such arrangement is probable of collection and contains prices that are fixed or determinable, we routinely analyze our domestic and foreign collection history on such arrangements, if we have not allowed customer concessions on refinancing and we evaluate the risk of technological obsolescence of the underlying gaming machines. As a result of our investigation, we have concluded that our extended payment term arrangements with original periods of 36 months or less qualify for revenue recognition at the time of sale because of our history of collecting all amounts due under such arrangements, the lack of concessions given to collect amounts owed under such arrangements and the low risk of technological obsolescence, as our product life significantly exceeds the payment terms. Our product sales contracts do not include specific performance, cancellation, termination or refund type provisions.

Our services for initial gaming machine installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the associated product sales revenue is recognized. Arrangements may also include spare parts sales or sales of game content conversion kits, which enable customers to replace game content without purchasing a new gaming machine or hardware or operating system conversion kits, which include a new CPU board and operating system. Product sales arrangements do not include maintenance and product support fees beyond a standard warranty period. The recognition of revenue from the sale of gaming machines occurs when title and risk of loss have passed to the customer and all other criteria described above have been satisfied. Labor costs for gaming machine installs are included in selling and administrative expenses and are incidental to the arrangement. We accrue for the cost of installing gaming machines sold to our customers at the time of sale, based on the percent of such gaming machines that we expect to install for our customers. We provide a reserve for warranty costs and our warranty expense has not been material.

Gaming Operations

We earn gaming operations revenues from leasing gaming machines, VLTs and other leased equipment, earn royalties from third parties under license agreements to use our game content and intellectual property and, beginning in fiscal 2011, earn revenues from our online casino operations and networked gaming operations, although the revenue earned in fiscal 2011 and anticipated to be earned in fiscal 2012 from such new operations is immaterial to our Consolidated Financial Statements. We capitalize the costs to install gaming operations equipment. Labor costs associated with performing routine maintenance on participation gaming machines is expensed as incurred and included in selling and administrative expenses.

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

We also offer participation gaming machines on a non-linked basis, which we call stand-alone games. Stand-alone and LAP progressive participation lease payments are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee, or for several specific products, a percentage of the coin-in.

VLTs may be operated as stand-alone units or may interface with central monitoring systems operated by government agencies. Our leased VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our lease revenues are based on a fixed percentage of daily net win of the VLTs or a fixed daily lease rate. We exclude our leased VLTs from our installed base of participation gaming machines. In all cases, the daily fee entitles the customer to full use of the gaming machine and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain markets, we also charge a daily system connection fee for the customer to connect to a central determination system and/or back-office system that determines the outcome of gaming machines. We do not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously.

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

Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we license our games, artwork and other intellectual property. License royalties are recorded as earned when the licensee purchases or places the game or other intellectual property, and collectability is reasonably assured. We also earn revenues from operating an online casino for residents of the United Kingdom and earn revenues from networked gaming, both of which we include in our other gaming operations revenues. Currently the revenues earned from all of these arrangements are not material to our Consolidated Financial Statements.

Accounts and Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense and Credit Quality of Notes Receivable

Accounts and Notes Receivable

Revenues from gaming operations are predominantly operating lease payments that are due monthly. For product sales, we sell gaming machines and VLTs typically with payment terms of 30 to 120 days; however in certain circumstances, we offer extended payment terms typically for up to one year and beyond and in some cases for terms up to three years. We classify a product sale receivable as a note receivable if at the time of sale there are any installment payment terms regardless of whether or not a formal executed note agreement exists, or if the payment terms are beyond 12 months.

Customers consider numerous factors in determining whether to issue a sales order to us including, among others, expected earnings performance of the gaming machines (which we believe is the most significant decision factor), selling price, the value provided for any trade-in of used gaming machines, parts and conversion kit support and payment terms.

We have historically provided extended payment terms to our customers for periods from 120 days through 36 months, with interest payable at prevailing rates for terms greater than 12 months. We file Uniform Commercial Code (UCC) liens on almost all domestic trade accounts and notes receivable with terms greater than 90 days, which secures our interest in the gaming machines underlying the trade accounts and notes receivable until the receivable balance for the gaming machines is fully paid, although the value of the gaming machines, if repossessed, may be less than the receivable balance outstanding. Additionally, customers in many of our international markets require and receive standard payment terms of 120 days to 36 months. Our recent international expansion has required us to provide, in certain jurisdictions, a greater amount of extended payment financing terms of 18 to 36 months. In addition, as a result of the financial market crisis, which began in 2008 and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue until

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than 12 months, incur interest at rates in excess of our borrowing rate, both of which provide added profitability to the sale.

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

The following summarizes the components of current and long-term accounts and notes receivable, net ($ in millions):

	December 31, 2011	June 30, 2011
Current, net:
Accounts receivable	$78.7	$105.3
Notes receivable	174.4	184.8
Allowance for doubtful accounts	(7.1)	(5.5)

Current accounts and notes receivable, net	$246.0	$284.6

Long-term, net:
Notes receivable	$87.0	$81.6
Allowance for doubtful accounts	0.0	0.0

Long-term notes receivable, net	$87.0	$81.6

Total accounts and notes receivable, net	$333.0	$366.2

As of December 31, 2011, $174.4 million or 66.7% of notes receivable are due within the next 12 months.

Accounts and notes receivable, net from international customers in Argentina, Mexico and Peru at December 31, 2011, were approximately: $62.9 million, $54.2 million, and $25.0 million, respectively while accounts and notes receivable from these same international countries at June 30, 2011, were $55.9 million, $59.6 million, and $24.5 million, respectively.

The expansion of our use of extended payment terms since 2009 has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total receivables, net decreased by $22.0 million from $355.0 million at December 31, 2010, to $333.0 million at December 31, 2011. The decrease primarily reflects the reduction of total revenue by 18.9% or $37.7 million to $162.2 million for three months ended December 31, 2011 compared to $199.9 million during the prior year quarter.

The fair value of notes receivable, which equals book value, is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities.

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Past due accounts receivable are monitored closely to expedite payments and to record necessary allowances. Accounts and notes receivables are evaluated individually for impairment (with specific reserves established) when collectability becomes uncertain due to events and circumstances that cause an adverse change in a customer’s cash flows or financial condition, such as changes to industry and regional economic conditions. Accounts placed on specific reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve. Our bad debt expense is most significantly impacted by bankruptcy filings by our casino customers and pre-bankruptcy reported exposures of individual casino customers. Due to our successful collection experience and our continuing operating relationship with casino customers and their businesses, it is infrequent that we repossess gaming machines from a customer in partial settlement of outstanding accounts or notes receivable balances. In those unusual instances where repossession occurs to mitigate our exposure on the related receivable, the repossessed gaming machines are subsequently resold in the used gaming machine market, however we may not fully recover the receivable from this re-sale. Uncollectible accounts or notes receivables are written off when all reasonable collection efforts have been exhausted and we determine that there is minimal chance of any kind of recovery.

For customers in the United States, at the time a customer files for bankruptcy, we typically have a security interest in the gaming machines for that portion of the total accounts and notes receivable, but our accounts and notes receivable related to all other revenue sources are typically unsecured claims. In our participation game business, because we own the gaming machines and lease them to the casino operator, in a bankruptcy the customer has to either accept or reject the lease and, if rejected, our gaming machines are returned. Due to the significance of our gaming machines to the on-going operations of our casino customers, in a bankruptcy filing we may be designated as a key vendor, which can enhance our position above other creditors in the bankruptcy. For international customers, depending on the country and our historic collection experience with the customer, we may have pledge agreements, bills of exchange or personal guarantees or other forms of agreement to enhance our ability to collect the receivables.

During the trailing twelve months ended December 31, 2011, our bad debt expense totaled $8.3 million representing 1.2% of revenues which was higher than the $3.8 million of bad debt expense for the prior twelve month period, which represented 0.5% of revenues in the prior trailing twelve month period. The higher bad debt expense in the trailing twelve months ended December 31, 2011, was primarily due to increasing the dollar amount of bad debt reserves by $4.3 million following government enforcement action beginning in the September 2011 quarter at certain casinos in Mexico and an increase of $1.4 million in the June 2011 quarter related to government action to close casinos in Venezuela. Our bad debt expense for the three months ended December 31, 2011, was $1.3 million, or 0.8% of revenues, compared to $0.4 million, or 0.2% of revenues, for the three months ended December 31, 2010. Our bad debt expense for the six months ended December 31, 2011, was $6.2 million, or 2.0% of revenues, compared to $1.8 million, or 0.5% of revenues, for the six months ended December 31, 2010. The higher bad debt expense in the periods ended December 31, 2011, was primarily due to increasing the dollar amount of bad debt reserves by $4.3 million following government enforcement action beginning in the September 2011 quarter at certain casinos in Mexico. Our total bad debt reserve was $7.1 million at December 31, 2011, compared to $5.5 million at June 30, 2011.

Credit Quality of Notes Receivable

For notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest income and other income and expense, net, ratably over the payment period. The interest rates on outstanding notes receivable ranged from 5.25% to 10.0% at December 31, 2011. Our policy is to generally recognize interest on notes receivables until the note receivable is deemed non-performing. A note receivable is considered non-performing if payments have not been received within 180 days of the agreed upon terms. The amount of our non-performing notes is immaterial.

The majority of our domestic customers are not rated by the credit rating agencies but for those customers who do have credit ratings, the Standard and Poor’s credit ratings ranged from BBB+ to D at December 31, 2011. Where possible we seek payment deposits, collateral, pledge agreements, personal guarantees or foreign bank bills of exchange or letters of credit on international trade accounts and notes receivable. However, most of our international trade accounts and notes receivable are not collateralized. Currently we have not sold our accounts or notes receivable to third parties, so we do not have any off-balance sheet liabilities for factored receivables.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The following summarizes the components of total notes receivable, net at December 31, 2011:

	December 31, 2011	Balances that are over 90 days past due
Notes receivable:
Domestic	$88.7	$0.7
International	172.7	3.0

Notes receivable subtotal	261.4	3.7

Allowance for doubtful accounts	(5.3)	(1.7)

Total notes receivable, net	$256.1	$2.0

At December 31, 2011, 0.8% of our total notes receivable, net was past due over 90 days.

The following tables detail our evaluation of notes receivable for impairment at December 31, 2011, and June 30, 2011, respectively.

	December 31, 2011	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$88.7	$11.2	$77.5
International	172.7	37.5	135.2

Total notes receivable	$261.4	$48.7	$212.7

	June 30, 2011	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$87.7	$12.8	$74.9
International	178.7	39.8	138.9

Total notes receivable	$266.4	$52.6	$213.8

The following table reconciles the current and non-current allowance for doubtful notes receivable from June 30, 2011, to December 31, 2011:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at June 30, 2011	$2.6	$2.6	$0.0
Charge-offs	(2.4)	(2.4)	0.0
Recoveries	0.0	0.0	0.0
Provision, primarily amounts recorded for Mexican customers’ notes receivable	5.1	5.1	0.0

Ending Balance at December 31, 2011	$5.3	$5.3	$0.0

Modifications to original financing terms are an exception to our cash collection process and are a function of collection activities with the customer. If a customer requests a modification of financing terms during the collection process, we evaluate the proposed modification in relation to the recovery of our gaming machines, seek additional security and recognize any additional interest income ratably over the remaining new financing term. Additionally, we often take the opportunity to simplify forward payment by consolidating several notes (each typically representing an individual purchase transaction) into one note. In those instances, the aging of any outstanding receivable balance would be adjusted to reflect the new payment terms. Any such modifications generally do not include a concession as they generally result only in a delay of payments from the original terms that is typically insignificant. As a result of the financial crisis that began in 2008, such modifications have increased, but in general, the modification of original financing terms have not been significant to our total accounts and notes receivable balance.

The following summarizes the notes receivable that had modification of financing terms:

		Six Months Ended December 31, 2011
	# of Customers	# of Contracts	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic	—	—	$—	$—
International(a)	7	31	35.0	35.0

Total financing term modifications	7	31	$35.0	$35.0

(a)	Detailed modifications included:
➢	One international customer with one note for $14.8 million for which original terms were extended by five months;

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

➢	One international customer in which eleven notes were consolidated into three notes aggregating $8.0 million, with an average 14 month extension of terms;

➢	One international customer in which ten notes were consolidated into one note aggregating $6.4 million, with an average ten month extension of terms;

➢	One international customer in which five notes were consolidated into one note aggregating $2.3 million, with an average eight month extension of terms;

➢	One international customer with one note for $2.2 million for which original terms were extended by seven months;

➢	One international customer with two notes aggregating $0.7 million for which original terms were extended by five months; and

➢	One international customer with one note for $0.6 million for which original terms were extended by four months.

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

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $6.2 million and $6.6 million for the three months ended December 31, 2011 and 2010, respectively, and $12.0 million and $13.1 million for the six months ended December 31, 2011 and 2010, respectively.

Fair Value Measurements

We apply the provisions of FASB ASC 820, “Fair Value Measurements” (“Topic 820”) to our financial assets and financial liabilities. Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value.

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

At December 31 2011, our investments in various money market funds totaling approximately $1.0 million were subject to fair value measurement in accordance with Topic 820. These money market investments are included in our cash and cash equivalents and restricted cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets and are considered Level 1 securities. In addition, the carrying amounts reflected in the accompanying Condensed Consolidated Balance Sheets for cash equivalents, total accounts and notes receivable, net, accounts payable and long-term debt approximate their respective fair values at December 31, 2011, and June 30, 2011, respectively.

Goodwill and Intangible Assets

We perform impairment tests of goodwill at our reporting unit level, which is at the consolidated level. Such impairment tests for goodwill include comparing our market capitalization based on outstanding shares to our book value as of June 30, 2011, which resulted in an excess of market value over book value of over $0.9 billion or substantially in excess of book value.

We review the carrying value of our other intangible assets individually when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the present value of estimated directly related future cash flows expected to result from the use of the other intangible asset and its eventual disposition is less than its carrying value.

Gaming Operations Equipment

As our gaming operations equipment can be relocated from one customer to another customer, we review the carrying value of gaming operations equipment for impairment by type of equipment (For base gaming machines each of: Legacy, Bluebird mechanical reel, Bluebird video, Bluebird slant, Bluebird2 mechanical reel, Bluebird2 video, Bluebird2 widescreen, BBxD mechanical reel, and BBxD video; For top boxes by form factor; For signage by form factor; and other equipment by category) when events or changes in circumstances indicate that the carrying value of any of these asset groups may not be recoverable. An impairment loss would be recognized when the present value of estimated directly related future cash flows expected to result from the use of the gaming operations equipment and its eventual disposition is less than its carrying value.

Property, Plant and Equipment

We review the carrying value of property, plant and equipment by office location and functional category, when events or changes in circumstances indicate that the carrying value of any of these asset groups may not be recoverable. An impairment loss would be recognized when the present value of estimated directly related future cash flows expected to result from the use of the property, plant and equipment and its eventual disposition is less than its carrying value.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Recently Adopted Accounting Standards

In April 2010, the FASB issued ASU No. 2010-16, “Accruals for Casino Jackpot Liabilities,” (“ASU No. 2010-16”), which clarifies when a casino entity is required to accrue a jackpot liability. Under ASU No. 2016-16, effective July 1, 2011, we changed our accounting to not record any expense for the base jackpot liability for our progressive jackpots on our WAP gaming machines until the progressive jackpot liability is won by the casino patron. In adopting this accounting standard effective July 1, 2011, we credited retained earnings with $0.8 million, net of related deferred income tax for deferred jackpot liability expense recorded in other current liabilities in our Consolidated Balance Sheets at June 30, 2011. We believe adoption of ASU No. 2010-16 was immaterial to our Consolidated Financial Statements, but could provide some volatility to our consolidated financial results than the previous accounting method.

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

We adopted ASU No. 2010-20 as of December 31, 2010, and the adoption had no material impact on our Consolidated Financial Statements. See Note 2. “Principal Accounting Policies—Accounts and Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense and Credit Quality of Notes Receivable”.

Recently Issued Accounting Standards Not Yet Adopted

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements Disclosures” (“ASU No. 2011-04”) which will require supplemental disclosures related to purchases, sales, issuances and settlements of fair value instruments within the Level 3 reconciliation. ASU No. 2011-04 is effective prospectively beginning January 1, 2012, and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

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

We do not believe there is additional accounting guidance not yet effective that is relevant to the readers of our Consolidated Financial Statements. Several new Exposure Drafts and proposals are under development which may have a significant impact on our Consolidated Financial Statements once enacted.

3.	IMPAIRMENT AND RESTRUCTURING CHARGES

Given the continuing lower levels of capital spending by casinos on gaming machines over the last three years and with no leading indicators suggesting that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. We still believe our long-term vision and business strategy is intact but, as a result of this review, we refined our product plans and restructured our organization. Specifically, we have streamlined our product management and product development functions, simplified our product plans and further prioritized on-time commercialization of new game themes, products and portal applications.

Some of the product, operational and other decisions made in this review led to impairment and restructuring charges of $18.4 million, or $0.20 per diluted share, recorded in the June 2011 quarter and $22.2 million, or $0.24 per diluted share, for fiscal 2011. In addition, we implemented a broader restructuring in the September 2011 quarter and recorded a $9.7 million pre-tax charge, or $0.12 per diluted share. These restructuring actions are expected to better direct resources and focus on near-term revenue opportunities and reduced our overall organizational staffing by approximately 10% to a level that better correlates with the current industry operating environment, while maintaining our ability to create great games that engage current players and attract new players.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The decisions made as part of the strategy review led to impairment and restructuring charges, which we recorded in the September 2011 quarter, consisting of $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities. The components of the charges recorded in the six months ended December 31, 2011 and 2010 are:

	Six Months Ended December 31, 2011		Six Months Ended December 31, 2010
DESCRIPTION OF CHARGES	Pre-tax amounts	Per diluted share	Pre-tax amounts	Per diluted share

IMPAIRMENT AND RESTRUCTURING CHARGES
Non-cash Charges
Impairment of property, plant and equipment	$0.6	$0.01	$2.4	$0.03

Cash Charges
Restructuring charges	9.1	0.11	1.4	0.01

Total Impairment and Restructuring Charges	$9.7	$0.12	$3.8	$0.04

The six month period ended December 31, 2010, includes $3.8 million of pre-tax impairment and restructuring charges, or $0.04 per diluted share, that previously had been included in selling and administrative expense, which includes $2.4 million, or $0.03 per diluted share, of asset impairment charges related to closing WMS’ main facility in the Netherlands and $1.4 million, or $0.01 per diluted share, of pre-tax separation-related charges. We sold the Netherlands facility in June 2011.

We paid all of the restructuring charges from the quarter ended September 30, 2010 by June 30, 2011.

At June 30, 2011, $1.9 million of the $3.8 million June 30, 2011, separation-related charges were unpaid. During the six months ended December 31, 2011, $1.3 million of the June 30, 2011, separation-related charges were paid and $0.6 million remain unpaid at December 31, 2011. We expect all of these amounts to be paid by June 30, 2012.

Of the $9.1 million of cash-based impairment and restructuring charges recorded in the September 2011 quarter, $5.2 million of separation-related charges and $0.2 million of costs relating to closing two facilities were paid by December 31, 2011. At December 31, 2011 $0.6 million of separation-related charges and $3.1 million costs related to closing two facilities were unpaid. We expect to pay the $3.1 million of restructuring charges related to costs related to closing two facilities ratably through July 2015, and $0.6 million of separation-related charges will be paid by September 2012.

4.	EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of common and common stock equivalents outstanding. Restricted stock is considered participating securities and included in our calculation of earnings per share. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income – Basic and Diluted earnings	$16.1	$27.0	$19.9	$46.5

Basic weighted average common shares outstanding	55.6	57.8	55.9	58.0
Dilutive effect of stock options	0.1	1.0	0.2	1.0
Dilutive effect of restricted common stock and warrants	0.1	0.3	0.1	0.3

Diluted weighted average common stock and common stock equivalents	55.8	59.1	56.2	59.3

Basic earnings per share of common stock	$0.29	$0.47	$0.36	$0.80

Diluted earnings per share of common stock and common stock equivalents	$0.29	$0.46	$0.35	$0.78

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	5.8	1.4	5.6	1.8

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro Inc. and Hasbro International, Inc. (collectively, “Hasbro”) to extend their license agreement with us, approved a grant of warrants (the “2003 Warrants”) to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance of the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment and is currently anti-dilutive at December 31, 2011. The warrants are non-cancelable and are now fully vested. See Note 12. “Stockholders’ Equity - Warrants” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Also included in our anti-dilutive common stock equivalents for the three months and six months ended December 31, 2011 and 2010, are warrants to purchase 500,000 shares of our common stock that were issued to Hasbro in 2009 in connection with an amendment and extension of our agreement with them. These warrants were excluded from the calculation because the vesting criteria are contingent upon future events, which were not met at December 31, 2011. See Note 12. “Stockholders’ Equity -Warrants” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

5.	INVENTORIES

Inventories consisted of the following:

	December 31, 2011	June 30, 2011
Raw materials and work-in-process	$39.0	$40.5
Finished goods	30.1	26.6

Total inventories	$69.1	$67.1

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $0.9 million and $0.1 million for three months ended December 31, 2011 and 2010, respectively, and $3.5 million and $1.1 million for the six months ended December 31, 2011 and 2010, respectively. These charges are classified in cost of product sales in our Condensed Consolidated Statements of Income.

6.	INTANGIBLE ASSETS

General

Intangible assets recorded on our accompanying Condensed Consolidated Balance Sheets consisted of the following:

	December 31, 2011	June 30, 2011
Goodwill	$18.7	$20.3
Finite lived intangible assets, net	131.9	136.4
Less: royalty advances and licensed or acquired technologies, short-term	(2.5)	(2.8)

Total long-term intangible assets, net	$148.1	$153.9

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2011 include:

Goodwill balance at June 30, 2011	$20.3
Foreign currency translation adjustment	(1.6)

Goodwill balance at December 31, 2011	$18.7

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Other Intangible Assets

Other intangible assets consisted of the following:

	Useful Life (Years)	December 31, 2011			June 30, 2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	1 - 15	$111.8	$(90.2)	$21.6	$104.2	$(83.1)	$21.1
Developed, licensed or acquired technologies	1 - 15	114.8	(20.7)	94.1	117.2	(18.1)	99.1
Patents, trademarks and other	4 - 17	33.4	(17.2)	16.2	34.8	(18.6)	16.2

Total		$260.0	$(128.1)	$131.9	$256.2	$(119.8)	$136.4

The following table summarizes additions to other intangible assets during the six months ended December 31, 2011:

Total Additions
Finite lived intangible assets:
Royalty advances for licensed brands, talent, music and other	$7.6
Developed, licensed or acquired technologies	1.7
Patents, trademarks and other	1.6

Total	$10.9

Amortization expense for our finite-lived intangible assets was $4.3 million and $4.6 million for the three months ended December 31, 2011 and 2010, respectively, and $10.8 million and $9.7 million for the six months ended December 31, 2011 and 2010, respectively.

The actual amortization expense for our finite-lived intangible assets for the past three years, including $14.4 million recorded as impairment charges in fiscal 2011, and estimated aggregate amortization expense for other intangible assets for each of the next five years and thereafter is as follows:

Actual			Estimated
2009	2010	2011	Remaining 2012	2013	2014	2015	2016	2017	Thereafter
$14.2	21.1	38.3	8.9	19.9	20.9	18.4	15.6	11.8	36.4

The estimated aggregate future intangible asset amortization at December 31, 2011, does not reflect the significant commitments we have for future payments for intangible assets. If we determine that we may not realize the value of any of the finite lived intangible net assets or commitments, we would record an immediate charge in our Consolidated Statements of Income up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto in this report.

7.	INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. The estimated effective income tax rate was approximately 35.0% and 30.6% for the three months ended December 31, 2011 and 2010, respectively, and 35.0% and 32.9% for the six months ended December 31, 2011 and 2010, respectively. The effective tax rate for the three months and six months ended December 31, 2010 was favorably impacted by 5.5% and 3.0%, respectively or $0.01 and $0.03, respectively per diluted share as a result of the retroactive reinstatement of the U.S. Federal Research and Development tax credit for the period January 1, 2010 through December 31, 2010.

Under the assumption that the Research and Development tax credit legislation is not continued after the existing termination date of such legislation, December 31, 2011, we expect our effective tax rate will be between 36% and 37% for the remainder of our fiscal 2012.

At December 31, 2011, the total unrecognized tax benefits, including accrued interest and penalties of $0.5 million (net of the federal benefit), were $5.2 million, which represent the portion that, if recognized, would reduce the effective income tax rate.

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

On October 18, 2011, we entered into an amended and restated revolving credit agreement with a group of eight banks. This agreement provides for borrowings up to $400 million through October 18, 2016, with the ability to expand the facility to $500 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain financial and non-financial covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These financial and non-financial covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.0x, and is computed as total net funded indebtedness outstanding at the end of each quarter divided by the trailing twelve-month earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges, as specifically defined in the revolving credit agreement. The minimum interest coverage ratio is 3.0x and is computed as trailing twelve-month adjusted earnings before interest, taxes, depreciation and amortization and share-based compensation and non-cash charges divided by trailing twelve-months interest charges, as specifically defined in the revolving credit agreement. The amended and restated revolving credit agreement is unsecured but guaranteed by all of our significant domestic subsidiaries. In addition, the amended and restated revolving credit agreement contains certain limitations on, among other items, investments, loans, advances, and guarantees.

At December 31, 2011, based upon the leverage ratio as defined in the amended and restated revolving credit agreement, no limitations existed for restricted payment purposes. At December 31, 2011, $35.0 million was outstanding under the amended and restated revolving credit facility. The effective interest rate on our borrowings at December 31, 2011 was 2.1%.

As of December 31, 2011, we maintained an aggregate cash balance of $13.5 million in non-interest bearing accounts with two of the banks in our $400 million amended and restated revolving credit agreement. We were in compliance with all of the financial and non-financial covenants and financial ratios required by our $400 million amended and restated revolving credit agreement as of December 31, 2011.

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

Common Stock Repurchase Program

On August 2, 2010, our Board of Directors announced it was terminating the existing share repurchase program and replacing it with a new $300 million share repurchase program that expires on August 2, 2013. The timing and actual number of shares repurchased will depend on market conditions. During the six months ended December 31, 2011, we purchased approximately 3% of our common shares outstanding, or 1,833,249 shares, in open market purchases for approximately $37.1 million at an average cost of $20.27 per share. During the six months ended December 31, 2010 we purchased approximately 1,338,700 shares, in open market purchases for approximately $50.0 million at an average cost of $37.36 per share. At December 31, 2011, we had approximately $161.4 million remaining of our current share repurchase authorization.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Equity Compensation Plan

A summary of information with respect to share-based compensation expense included in our Condensed Consolidated Statements of Income for the six months ended December 31, 2011 and 2010, respectively are as follows:

	2011	2010
Selling and administrative	$4.8	$6.9
Research and development	2.7	3.6
Cost of product sales	0.1	0.1

Share-based compensation expense included in pre-tax income	7.6	10.6
Income tax benefit related to share-based compensation	(2.9)	(4.0)

Share-based compensation expense included in net income	$4.7	$6.6

Diluted earnings per share impact of share-based compensation expense	$0.08	$0.11

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Stock Options

We grant stock options to certain of our employees, consultants and board of directors. For stock options granted in the December 2011 quarter, the number of stock options awarded to each person varied and the range in fair value on the dates of grant was from $8.20 – $8.52 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the stock option grant: risk-free interest rates between 0.6% – 0.7%; expected life between 3.7 – 4.0 years; expected volatility of 0.55; and 0.0% dividend yield. Stock option activity was as follows for the six months ended December 31, 2011:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2011	4.3	$30.39	4.63	$17.3
Granted	1.4	20.02
Exercised	(0.0)	14.65
Expired or Cancelled	(0.1)	30.46
Forfeited	(0.2)	36.55

Stock options outstanding at December 31, 2011	5.4	$27.70	4.86	$2.8

Stock options exercisable at December 31, 2011	2.8	$27.47	3.64	$2.1

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Restricted Stock Award Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors, which vest from a range of two to four years on the grant date anniversary. Restricted stock share and restricted stock unit activity was as follows for the six months ended December 31, 2011:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2011	0.1	$29.74
Granted	0.1	20.05
Vested	(0.1)	37.83

Nonvested balance at December 31, 2011	0.1	$22.30

	Restricted Stock Units (including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2011	0.3	$36.15
Granted	0.2	20.05
Vested	(0.1)	36.36

Nonvested balance at December 31, 2011	0.4	$27.39

(1)	For restricted stock and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Equity-Based Performance Units

In September 2011, we granted equity-based performance units to employees, which will vest in 2014 only upon achievement of performance goals set by our Board of Directors. The number of shares of stock ultimately issued to participants will depend upon the extent to which the financial performance goals over the three year period ended June 30, 2014, are achieved or exceeded, and can result in shares issued up to 200% of the number of shares under each grant. We record a provision for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. As of December 31, 2011, we concluded that the achievement of the performance goals was not probable for periods ending June 30, 2012 and June 30, 2013 and therefore a provision related to the awards was not required. In August 2011, shares related to the equity-based performance units with a three-year measurement period ending June 30, 2011, were issued in accordance with the performance matrix approved at grant date in 2008. Equity-based performance unit activity was as follows for the six months ended December 31, 2011:

	Equity- based Performance Units	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2011	0.3	$36.79
Granted	0.2	20.05
Vested at 90% of target	(0.1)	29.35
Forfeited	0.0	0.00

Nonvested balance at December 31, 2011	0.4	$29.53

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Employee Stock Purchase Plan

Effective July 1, 2010, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. For the six months ended December 31, 2011, an aggregate of 51,622 shares were purchased under this plan at an average cost of $16.04 compared to an aggregate of 28,941 shares that were purchased under this plan at an average cost of $34.37 for the six months ended December 31, 2010.

10.	COMPREHENSIVE INCOME

Comprehensive income consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$16.1	$27.0	$19.9	$46.5
Foreign currency translation adjustment	(2.3)	(1.7)	(5.4)	5.3

Total comprehensive income	$13.8	$25.3	$14.5	$51.8

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations machines transferred to inventory, a non-cash investing activity, was $3.6 million and $2.8 million for the six months ended December 31, 2011 and 2010, respectively.

During the six months ended December 31, 2011, we retired $77.2 million of gaming operations equipment, which had zero net book value.

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

At December 31, 2011, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$216.0
Advances and payments made	(135.3)

Potential future payments	$80.7

At December 31, 2011, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2012 (remaining six months of fiscal year)	$7.0
2013	16.7
2014	18.3
2015	15.6
2016	15.1
2017	8.0

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders were approximately $2.7 million at December 31, 2011, and $6.2 million at June 30, 2011.

Performance Bonds

We have performance bonds outstanding of $5.3 million at December 31, 2011, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. At December 31, 2011, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of December 31, 2011, we were not aware of any obligations arising under these agreements that would require material payments, except we are providing indemnification of officers and directors named in securities claims lawsuits described in Note 13. “Litigation”, but it is too early in these claims to ascertain the extent of any such indemnification.

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Letters of Credit

Outstanding letters of credit issued under our revolving credit facility to ensure payment to certain vendors and government agencies totaled $0.7 million at December 31, 2011.

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

Securities Claims

On May 25, 2011, a putative class action was filed against us and certain of our executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee (the “Conlee lawsuit”). On October 13, 2011, the lead plaintiff filed an amended complaint in the Conlee lawsuit. As amended, the lawsuit alleges that, during the period from September 21, 2010 to August 4, 2011, (the date the Company announced its fiscal 2011 financial results), the Company made material misstatements and omitted material information related to its fiscal year 2011 guidance. Plaintiff seeks to certify a class of stockholders who purchased stock between these dates. The lawsuit specifically alleges violations of (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “ 34 Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the 34 Act. The amended complaint seeks unspecified damages. Defendant’s filed a motion to dismiss the amended complaint on December 8, 2011. Lead plaintiff’s opposition to the motion to dismiss is due on February 6, 2012, and Defendant’s reply is due on March 7, 2012.

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

        On July 22, 2011, an additional derivative action was filed in the U.S. District Court for the Northern District of Illinois by the Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund against the Company’s current board of directors, a former director, and certain of our officers (the “Pipefitters lawsuit” and, collectively with the Conlee and Garay lawsuits, the “Securities Litigation”). The Company is named as a nominal defendant. The facts alleged in the Pipefitters lawsuit are similar to those alleged in the Conlee and Garay lawsuits, but also include allegations of insider trading in connection with alleged sales of WMS stock made by certain officers and directors in the November 2010 period. The Pipefitters lawsuit specifically alleges the following causes of action: (i) breach of fiduciary duty, (ii) waste of corporate assets, (iii) unjust enrichment, and (iv) indemnification and contribution from the individual defendants in the event future claims are made against the Company as a result of the individual defendants’ alleged misconduct. In addition to unspecified damages, the Pipefitters lawsuit seeks injunctive relief requiring the Company to adopt strengthened corporate governance policies and measures to prevent insider trading, as well as disgorgement of the alleged wrongful profits. The Garay and Pipefitters lawsuits have been consolidated and reassigned to the judge who is presiding over the Conlee lawsuit. In addition, both the Pipefitters lawsuit and the Garay lawsuit have been stayed pending the resolution of the motion to dismiss that was filed in the Conlee lawsuit.

Although we believe that we have meritorious defenses to the claims made in the Securities Litigation, and intend to contest the lawsuits vigorously, it is too early in these proceedings to predict the outcome of the Securities Litigation or to reasonably estimate the range of possible loss, if any, related to these lawsuits.

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

On February 21, 2011, WMS Gaming initiated an action in the Commercial Court of the High Court of Justice, Queen’s Bench Division, in London, England against B Plus for declaratory relief of no liability for the alleged breach of contract or pre-contractual liability claims of B Plus. On April 25, 2011, B Plus counterclaimed in the London proceedings asserting claims for breach of contract in connection with the termination of the sales order (the counterclaim, together with WMS Gaming’s claims before the Commercial Court are referred to as the “UK Proceedings”). Following a September 8, 2011, hearing for B Plus’ motion to postpone or “stay” the UK Proceedings pending resolution of the Italian Proceedings, the Commercial Court denied the motion and set a schedule for exchange of further pleadings (including allowing B Plus to counterclaim in respect of the pre-contractual liability claim for damages for the wrongful termination of negotiations for distribution of product in Italy) and witness statements and a pre-trial review in mid-September, 2012. Trial is currently scheduled to commence November 12, 2012.

On May 23, 2011, St. Maarten Games N.V. (“SMG”) filed an action against WMS Gaming in the Court of First Instance in Sint Maarten, alleging, in principal, that it is a party or third party beneficiary of the sales order entered into between WMS Gaming and B Plus and claiming relief for the alleged wrongful cancellation and/or breach of that agreement by WMS Gaming (the “Sint Maarten Proceedings”). SMG also alleges that it is an affiliate of B Plus. The claim seeks equitable relief through the delivery of the gaming machines and accessories covered by the sales order plus damages for each day of delay and payment of damages in the amount of U.S. $19.7 million plus costs. WMS Gaming has filed a motion to decline jurisdiction and an initial response to this claim. The parties have since reached an agreement to stay further proceedings in this action pending a final and conclusive ruling in the UK proceedings.

While the outcome of the Italian Proceedings cannot be predicted, we believe that we have meritorious defenses to the claims in that proceeding and do not currently expect an adverse ruling in that action that would be material to WMS. With respect to both the UK Proceedings and the Sint Maarten Proceedings, it is too early in each of these cases to predict the outcome or to reasonably estimate the possible range of losses, if any. We believe, however, that we have meritorious defenses to the counterclaims in the UK Proceeding and to the claims in the Sint Maarten Proceeding and intend to defend these proceedings vigorously.

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

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following: BATTLESHIP and MONOPOLY are trademarks of Hasbro. Used with permission. ©2012 Hasbro. All rights reserved. G2E is a registered trademark of the American Gaming Association and Reed Elsevier Inc. G2S and S2S are registered trademarks of the Gaming Standards Association. THE WIZARD OF OZ and all related characters and elements are trademarks of © Turner Entertainment. (s12) Judy Garland as Dorothy from THE WIZARD OF OZ. (s12)

OVERVIEW

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

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have created significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar 2010 and even fewer in calendar 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. The economic crisis reduced disposable income for casino patrons resulting in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. The economic crisis and increased competition from our competitors lowered the number of new units we sold in fiscal 2010, and this continued in fiscal 2011 and the first half of fiscal 2012.

With no leading indicators showing any significant increase in replacement demand for gaming machines for the rest of calendar 2011 or calendar 2012, we conducted a thorough review of our business strategies and product plans late in fiscal 2011 and early fiscal 2012. As a result of the strategic review, we refined our product plans and restructured our organization to sharpen emphasis on our game content and product development strengths. Specifically, we have streamlined our product management and product development functions, simplified product plans and further prioritized on-time commercialization of new game themes, products and portal gaming applications for our core product sales and gaming operations businesses. As part of our restructuring we implemented a 10% reduction in our workforce.

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

In the six months ended December 31, 2011, we recorded $9.7 million of net pre-tax charges or $0.12 per diluted share, which includes $9.1 million, or $0.11 per diluted share of cash-based restructuring charges, primarily separation-related charges and costs related to the decision to close two facilities, along with $0.6 million, or $0.01 per diluted share, of non-cash impairment charges related to closing two facilities. In addition, during the six months ended December 31, 2011, we recorded $4.3 million or $0.05 per diluted share of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico. After an attack that burned down a casino in the Monterrey province in late August 2011, various Mexican government agencies have been inspecting fire and safety preparations, import paperwork on gaming machines and other facets of casino operations. As a result, some casinos have closed permanently and some temporarily, and some gaming machines have been seized until the proper paperwork has been submitted and approved. Because of these actions, fewer people have been visiting the Mexican casinos. This situation has been very dynamic and while government actions have diminished in the December 2011 quarter, we continue to closely monitor the situation.

We had expected that with our launch of the network gaming-enabled Bluebird2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which had been at an abnormally low level. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. We believe that as the economy improves and gaming operators see meaningful improvements in their profitability and cash flows, they will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict when this will occur or the rate of increase in their capital budgets. In addition, based on our negotiations with customers, we expect to experience higher demand from casino expansions and new casino openings in new and expanding gaming jurisdictions in calendar 2012 than in calendar 2011.

We believe several recent developments fueled by the challenging economic situation could expand our revenue opportunities over the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Kentucky, Iowa, Maryland, California, New Hampshire, Florida, Maine and Massachusetts. Internationally, Singapore opened as a new market in fiscal 2010 and a new VLT market in Italy has opened in fiscal 2011, although the growth of this market has been delayed due to regulatory requirements. In addition, legislation has been passed or discussed in Greece, Brazil, Japan and Taiwan that could open new market opportunities although the timing for any such openings is uncertain. In the United States, federal legislators and certain state legislators and governments in Canada and Europe are considering legalizing certain forms of online gaming, which if passed could expand our revenue opportunities. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

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

Product Sales

Product sales revenue includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, parts and conversion kits (including game theme, hardware or operating system conversions). We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2 and Bluebird xD™ and Orion Gaming Twinstar™, Twinstar2 and Helios™ branded gaming machines;

➢	Mechanical reel-spinning gaming machines in our Bluebird, Bluebird2 and Bluebird xD branded gaming machines;

➢	Replacement parts and conversion kits for our Bluebird, Bluebird2, Bluebird xD, Twinstar, Twinstar2, Helios and CPU-NXT® and CPU-NXT2 upgrade kits; and

➢	Used gaming machines manufactured by us or our competitors that are acquired on a trade-in basis or that we previously leased to casinos as a participation gaming machine.

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

Our gaming operations include the following product lines:

➢

Participation games, which are gaming machines owned by us that we lease under an operating lease based upon any of the following payment methods: (1) a percentage of the net win, which is the casino’s earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees; or (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee plus a percentage of the amount wagered. We have the ability to lease these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include:

➢	Wide-area progressive (“WAP”) participation games;

➢	Local-area progressive (“LAP”) participation games; and

➢	Stand-alone participation games.

➢	Casino-owned daily fee games, where the casino or gaming machine operator purchases the base gaming machine and pays a lower daily lease fee for the top box and game;

➢	Gaming machines with for-sale game themes placed at casinos under operating lease arrangements;

➢	VLTs;

➢	Revenues from licensing our game content and intellectual properties to third parties;

➢	Revenues from our online gaming casino in the United Kingdom, which was launched in November 2010; and

➢

Beginning in June 2011, networked gaming revenues where the casinos or other gaming machine operators use our WAGE-NET networked gaming system to link groups of gaming machines to servers in their casino’s data center that allows casinos and other gaming machine operators to purchase new applications and system-wide features for distribution over the WAGE-NET system.

OUR FOCUS

We continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new and expansion projects currently in process, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty. We believe that gaming operators’ replacement buying demand will be flat in calendar 2012.

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

Quarter Ended December 31, 2011 Result: The United States and Canadian replacement cycle has been abnormally low for several years and the challenges facing our industry and the overall economy have continued, all of which have reduced overall industry demand from previous levels. We believe capital budgets for replacing gaming machines were flat for calendar 2011 compared to calendar 2010; however, new casino openings and casino expansions declined over prior year levels. We expect new casino openings and expansions to be higher in calendar 2012, which should benefit the second half of our fiscal 2012. In this challenging environment, our year-over-year new unit shipment on which we recognized revenues was down 29.7% from the prior year period for U.S. and Canadian shipments. We believe our share of new units shipped amongst our competitive set declined in the December 2011 quarter compared to the December 2010 quarter but increased from the share earned in the September 2011 quarter. To further diversify our revenue streams, we directly entered the Class II and central determinant market in fiscal 2010 following expiration of our previous licensing agreements for those markets. Through an agreement with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm, over time we expect to combine our existing library of for-sale games with the proven system capabilities that we acquired from Bluberi for the Class II and central determinant markets. We shipped our first gaming machines to a Class II market in the September 2009 quarter, and we have continued to penetrate this market in subsequent quarters as we received additional regulatory approvals, and we expect that shipments to these markets in fiscal 2012 will exceed shipments in fiscal 2011. We launched our new Bluebird xD gaming machine late in the June 2010 quarter and, given initial customer response, we expect strong demand for this new product throughout fiscal 2012. We are dependent, in part, on innovative new products, casino expansions, continued market penetration and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in the three months ended December 31, 2011, such expenses totaled $23.7 million or 14.6% of revenues, down $6.4 million, or 21.3%, compared to the prior year period primarily due to the realignment of our product plan beginning this past summer and our cost containment and restructuring initiatives. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

2.	Strategic Priority: Expand the breadth and profitability of our international business.

Quarter Ended December 31, 2011 Result: Shipments to international markets represented 43.1% of our total new unit shipments in the three months ended December 31, 2011, compared with 37.9% for the prior year period. During the three months ended December 31, 2011, international new unit shipments decreased 12.6% from the prior year period, as economic challenges are evident in several regions, principally in Western European. Demand from Mexican customers was lower following government enforcement actions at certain casinos in Mexico that began in the September 2011 quarter and demand from Australian customers was lower as they await determination if new gaming laws requiring national vs. state regulation will be enacted. Also, we believe the higher-priced Bluebird2 and Bluebird xD units had an impact on the unit volume customers were able to buy with fixed capital budgets. In fiscal 2010, we directly entered the new market in Singapore and entered two international markets new to WMS, as we had previously served them through content licensing arrangements: New South Wales, Australia and Mexico. In the March 2010 quarter in New South Wales, Australia, we began shipping products as our distributor received regulatory approval for our Bluebird2 gaming machine and the first three game themes. We have since received additional game theme approvals and due to the popularity and earnings performance of our products, we have continued to penetrate this market. Recent proposals to adopt national technology standards for Australia will, if implemented, require us to modify our products, although under the proposal we would be allowed to continue to sell previously approved products during a transition period. We began shipping product into Mexico in the September 2009 quarter and have continued to penetrate this market, although as discussed above, recent government enforcement action against casinos resulted in lower demand in the September and December 2011 quarters and may impact demand in the future. We are still preparing to launch our products in the new VLT market in Italy later in summer 2012. Although much effort is still needed before the first revenue-earning WMS gaming machines are placed in Italy, we will have additional development work to complete as a result of new requirements that the regulator has mandated in Italy that will be effective after a transition period. In addition, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We also launched the new Bluebird xD gaming cabinet in late June 2010, which will continue to benefit our shipments into the international markets in fiscal 2012.

3.	Strategic Priority: Drive growth in our gaming operations business, while selectively investing our capital deployed in that business.

Quarter Ended December 31, 2011 Result: Gaming operations revenues were down $8.0 million in the December 2011 quarter compared to the prior year period, reflecting a 7.6% decrease in the average installed base to 9,376 participation units compared to 10,147 in the December 2010 quarter and average daily revenue of $67.62 compared with $74.39 a year ago and $71.70 in the September quarter. The decline in the installed base resulted from certain game series reaching the end of life and us not having enough new participation games approved to replace those older games. Our focus in fiscal 2012 and fiscal 2013 is to obtain a more normal flow of new product approvals beginning in the second half of fiscal 2012 and increase the percentage of the installed base whose revenues were based on a percentage of coin-in, as they generate the highest gross profit dollars of our three operating lease pricing models. We were successful in this effort as coin-in gaming machines grew from 36.9% of the installed base at December 31, 2010, to 38.6% of the installed base at December 31 2011, although the actual number of such units declined from a year ago period as our overall installed base had declined. Near the end of the September 2011 quarter, we received initial approvals from the first jurisdiction for four unique, new participation games – BATTLESHIP™, THE WIZARD OF OZ™ Journey to Oz™, Leprechaun’s Gold® and Pirate Battle®. Although the regulatory approval and commercial launch of these games occurred too late in the quarter to provide meaningful benefit in the installed footprint and revenue per day, the additional jurisdictional approvals we have subsequently received and the recent roll-out of these four high profile game themes, along with the recent initial approval of our new Epic MONOPOLY™ game are expected to provide WMS with the opportunity to refresh and stabilize the installed base. We implemented a shift in strategy in fiscal 2007 to focus on return on investment of our gaming operations assets, which includes limiting the number of gaming machines for a new theme at each casino and re-deploying gaming machines from casinos generating lower revenue per day to casinos generating higher revenue per day. By controlling the initial placement of participation products, we continued to limit the capital invested in gaming operations. In fiscal 2011 and continuing into fiscal 2012, we are investing more capital into our gaming operations business to convert our existing installed base of Bluebird gaming machines to our newer Bluebird2 and Bluebird xD gaming machines.

4.	Strategic Priority: Improve our gross margins and operating margins.

Quarter Ended December 31, 2011 Result: Our operating margin decreased 550 basis points to 12.9% for the three months ended December 31, 2011 from 18.4% for the prior year period. Our total gross margin increased slightly to 61.1% from 60.6%. The percentage of lower margin product sales revenues decreased to 60.1% of total revenues in the December 2011 quarter compared to 63.6% last year, and higher margin gaming operations revenues increased to 39.9% of total revenues this period compared to 36.4% last period. Our product sales gross margin decreased slightly to 50.1% in this year’s period from 50.4% last year due to lower average selling prices of new machines as a result of the competitive marketplace and a lower mix of premium-priced gaming machines. This was partially offset by the impact of lower product costs resulting from our continuous improvement efforts and greater revenues from higher margin conversion revenues while gross margin from sales of used gaming machines declined due to lower sales price. As a result of our reduction in force in the September 2011 quarter, coupled with other cost savings measures, our research and development expenses decreased year-over year by $6.4 million, or 21.3% and our selling and administrative expenses decreased year-over year by $4.9 million, or 12.9%. Our depreciation and amortization expense increased by $4.9 million, or 30.1%, due to higher capital spending in our gaming operations business to upgrade our installed base to new Bluebird2 and Bluebird xD gaming machines and with the launch of our online and networked gaming businesses in fiscal 2011, we have begun to amortize the related capitalized software development costs. We are still implementing our lean sigma and strategic sourcing initiatives, and we continue to realize positive results. We believe these initiatives will continue to drive margin improvement in future years, especially with the new Bluebird xD product line, where we expect to improve gross margins to be comparable to our Bluebird2 product line. Longer term, we expect to benefit from higher average selling prices coupled with an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing the cost per unit. We also expect our gaming operations business will continue to expand with both the installed base and revenue per day increasing in the second half of fiscal 2012. In addition, through disciplined cost management, we continue to expect to realize operating leverage from higher revenues as our total operating costs are not expected to grow at the same percentage as revenues. Our research and development spending decreased to 14.6% as a percentage of revenues from 15.1% of revenues in the prior year period primarily caused by our product plan refinement and cost containment and restructuring initiatives. We expect that our annual research and development expenses will be around 13% to 14% as a percentage of revenue for fiscal 2012. We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins. Our selling and administrative expenses increased by 140 basis points as a percentage of revenues to 20.5% in the three months ended December 31, 2011 as the impact from our cost containment and restructuring initiatives did not offset the impact from declining revenues. Our depreciation and amortization expense increased by 500 basis points as a percentage of revenue for the three months ended December 31, 2011 due to higher depreciation stemming from the increased investment in gaming operations machines to upgrade our installed base to new products coupled with higher amortization of capitalized software development costs a result of the launch of the network gaming and online gaming businesses over the last 12 months. We expect selling and administrative expenses to decline as a percentage of revenues in fiscal 2012, but due to higher capital spending in our gaming operations business and the launch of both the networked gaming and our online gaming business in fiscal 2011, that depreciation and amortization expense will increase as a percentage of revenues in comparison over the prior year periods.

5.	Strategic Priority: Increase our cash flow from operations.

Quarter Ended December 31, 2011 Result: For the three months ended December 31, 2011, cash flow provided by operating activities was $52.6 million, a $27.5 million, or 109.6%, increase from cash provided in operating activities of $25.1 million in the December 2010 quarter. The quarterly results reflect a year-over-year: (1) decrease in net earnings partially offset by an increase in depreciation and amortization; (2) higher other non-cash items partially offset by lower share-based compensation expense; (3) a negative impact of deferred taxes; (4) a positive impact of a lower increase in operating assets and liabilities, primarily related to a bigger decrease in total accounts receivable and other current assets partially offset by a larger year-over-year impact from lower current liabilities. Our cash flows from investing activities were flat compared to the prior period increases in investment in both gaming operations capital and property, plant and equipment were more than offset by lower payments to license or acquire intangible and other assets.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions or licensing deals that can extend our presence and product lines, increase our distribution channels, enhance our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the three months ended December 31, 2011, our research and development spending decreased $6.4 million over the prior year to $23.7 million and we spent $15.2 million on property, plant and equipment and $13.5 million on additions to gaming operations equipment, and we funded approximately $9.6 million of common stock repurchases.

Networked Gaming

We believe that server-enabled networked gaming (“NG”) will be the next significant technology development in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, data can transfer between the servers and the gaming machines in real time and new applications, game functionality and system-wide features can be enabled on the gaming machines from the server. These networks will require regulatory approval in each gaming jurisdiction prior to any implementation and, in time, will represent a significant addition to our existing portfolio of products. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter and we continued to implement this strategy in fiscal 2011 leading up to the receipt on April 22, 2011 of our first regulatory approval for the WAGE-NET system, the first portal application family, the Ultra Hit Progressive (“UHP”) family and first UHP theme, the Jackpot Explosion theme, from Gaming Laboratories International, Inc. (“GLI”). In June 2011, we began earning revenues from networked gaming applications after installing the commercial version of the NG software. Our vision for networked gaming expands on the basic functionality of downloadable games, remote configuration of betting denominations and central determination of game outcomes, and emphasizes enhanced game play and excitement for the player. Since these first approvals, we have subsequently received approvals on the second theme in the UHP family, the Piggy Bankin’® theme, the first theme in the second portal family, the Winner’s Share® family, titled the Peng-Wins® theme. Nevada regulators recently approved the commercial version of our Jackpot Explosion portal application; and our field trial — the final step to achieve approval in Nevada on the remote configuration and download portion of our WAGE-NET system was completed in August 2011 and we received approval from the Nevada Gaming Commission related to the interoperability of our NG system with one of the slot accounting systems used by casinos and we have subsequently received approval for other slot accounting systems in Nevada. We expect to receive approval in Nevada for interoperability with the remaining slot accounting systems in the future. We have received additional jurisdictional approvals and are progressing with field trials in several additional jurisdictions with approvals expected in the near future. Additionally, we also have developed and are implementing bank-wide NG solutions for certain customers. We have just over 900 networked gaming machines functioning, on either a commercial or trial basis, at over 50 casino properties globally at December 31, 2011.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, refer to Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations” to our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and Note 2. “Principal Accounting Policies – Revenue Recognition” to the Consolidated Financial Statements included in that report. We have not made any changes in critical accounting policies and estimates during the three months ended December 31, 2011.

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

Impairment, Restructuring and Other Charges

Given the continuing lower levels of capital spending by casinos over the last three years and with no leading indicators suggesting that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. We still believe our long-term vision and business strategy is intact but, as a result of this review, we refined our product plans and restructured our organization. Specifically, we have streamlined our product management and product development functions, simplified our product plans and further prioritized on-time commercialization of new game themes, products and portal applications. Some of the product, operational and other decisions made in this review led to the impairment, restructuring, asset write-downs and other charges, net of $24.0 million, or $0.26 per diluted share, recorded in the June 2011 quarter and $27.8 million, or $0.28 per diluted share, for fiscal 2011.

In addition, we implemented a broader impairment and restructuring and recorded additional charges in the September 2011 quarter amounting to $14.0 million pre-tax, or $0.17 per diluted share. These restructuring actions are expected to better direct resources and focus on near-term revenue opportunities and reduced our overall organizational staffing by approximately 10% to a level that better correlates with the current operating environment, while maintaining our ability to create great games that engage current players and attract new players.

The following table summarizes the detail of the charges recorded in the six months ended December 31, 2011 and 2010 (in millions, except per diluted share amounts):

	Six Months Ended December 31, 2011		Six Months Ended December 31, 2010
DESCRIPTION OF CHARGES	Pre-tax amounts	Per diluted share	Pre-tax amounts	Per diluted share

IMPAIRMENT AND RESTRUCTURING CHARGES
Non-cash Charges
Impairment of property, plant and equipment	$0.6	$0.01	$2.4	$0.03

Cash Charges
Restructuring charges	9.1	0.11	1.4	0.01

Total Impairment and Restructuring Charges	9.7	0.12	3.8	0.04

OTHER CHARGES
Non-cash charges to write-down Mexican customer receivables (recorded in selling and administrative expenses)	4.3	0.05	—	—

TOTAL IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES	$14.0	$0.17	$3.8	$0.04

The six month period ended December 31, 2011, includes $14.0 million of pre-tax charges, or $0.17 per diluted share, which includes $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities, and $4.3 million pre-tax, or $0.05 per diluted share, of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico. We did not record any impairment, restructuring or other charges in the three months ended December 31, 2011.

The six month period ended December 31, 2010, includes $3.8 million of pre-tax impairment and restructuring charges, or $0.04 per diluted share, that previously had been included in selling and administrative expense, which includes $2.4 million, or $0.03 per diluted share, of asset impairment charges related to closing WMS’ main facility in the Netherlands and $1.4 million, or $0.01 per diluted share, of pre-tax separation-related charges. We sold the Netherlands facility in June 2011. We did not record any impairment, restructuring or other charges in the three months ended December 31, 2010.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators for the three months ended December 31, 2011 and 2010. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Three Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2011	2010
Product Sales Revenues
New unit sales revenues	$79.1	$104.9	$(25.8)		(24.6)%
Other product sales revenues	18.4	22.3	(3.9)		(17.5)

Total product sales revenues	$97.5	$127.2	$(29.7)		(23.3)

New units shipped and recognized as product sales revenue	4,846	6,310	(1,464)		(23.2)
Average sales price per new unit	$16,325	$16,620	$(295)		(1.8)
Gross profit on product sales revenues(1)	$48.8	$64.1	$(15.3)		(23.9)
Gross margin on product sales revenues(1)	50.1%	50.4%	(30	)bp	(0.6)

Gaming Operations Revenues
Participation revenues	$58.4	$69.4	$(11.0)		(15.9)
Other gaming operations revenues	6.3	3.3	3.0		90.9

Total gaming operations revenues	$64.7	$72.7	$(8.0)		(11.0)

	Three Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2011	2010

Installed participation units at period end, with lease payments based on:
Percentage of coin-in	3,582	3,755	(173)		(4.6)
Percentage of net win	2,673	3,282	(609)		(18.6)
Daily lease rate (2)	3,027	3,137	(110)		(3.5)

Total installed participation units at period end	9,282	10,174	(892)		(8.8)

Average installed participation units	9,376	10,147	(771)		(7.6)
Average revenue per day per participation unit	$67.62	$74.39	$(6.77)		(9.1)
Gross profit on gaming operations revenues(1)	$50.3	$57.1	$(6.8)		(11.9)
Gross margin on gaming operations revenues(1)	77.7%	78.5%	(80	)bp	(1.0)

Total revenues	$162.2	$199.9	$(37.7)		(18.9)
Total gross profit(1)	$99.1	$121.2	$(22.1)		(18.2)
Total gross margin(1)	61.1%	60.6%	(50	)bp	(0.8)
Total operating income	$21.0	$36.7	$(15.7)		(42.8)
Total operating margin	12.9%	18.4%	(550	)bp	(29.9)

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation, amortization and distribution expense.
(2)	Includes only participation game theme units with fixed daily lease rates. Does not include units with product sales game themes placed under fixed-term, daily fee operating leases.

Revenues and Gross Profit

Total revenues for quarter ended December 31, 2011, decreased 18.9% or $37.7 million, over the December 31, 2010, quarter, reflecting:

➢	A $25.8 million, or 24.6%, decrease in new unit sales revenue as a result of:

➢

New units sold in the United States and Canada totaled 2,759 units, a decrease of 29.7%, due to lower industry demand for our Bluebird2 and Bluebird xD gaming machines. Sales of new Bluebird xD units accounted for 33.6% of new units sold in the December 2011 quarter. We shipped 957 new units which we did not recognize as revenues as we had not met all of the revenue earning criteria and we expect to be able to record these as revenue in the March and June 2012 quarters.

➢

International new units sold decreased 12.6% from the prior year to 2,087 units, and represented 43.1% of global shipments up from 37.9% in the prior period reflecting decreased industry demand in Mexico because of government enforcement actions that began in August 2011 against certain casinos, and in New South Wales, Australia due to operator concerns about proposed new national gaming standards. Both of these markets are new markets we first entered directly in fiscal 2010; and

➢	Sales of mechanical reel products totaled 613 units, or approximately 12.6% of total new units sold compared to 25.2% of units sold in the prior period.

We believe that global demand for new WMS gaming machines was lower in the December 2011 quarter due to stronger competition.

➢	A 1.8% decrease in the average selling price of new gaming machines to $16,325, principally reflecting the competitive marketplace and a lower number of new premium-priced units sold.

➢

A $3.9 million, or 17.5%, decrease in other product sales revenues, reflecting higher revenues from higher-margin conversion revenues, more than offset by lower revenues from lower-margin used gaming machines and lower SiP revenue due to the sale of this subsidiary in July 2011:

➢	We sold approximately 1,600 used gaming machines at a lower average price during the December 2011 quarter, compared to approximately 3,100 used gaming machines in the prior year period; and

➢	We earned revenue on approximately 5,000 conversion kits in the December 2011 quarter, compared to approximately 2,000 conversion kits in the prior year period.

➢	Participation revenues were down $11.0 million, or 15.9% due primarily to:

➢

A 7.6% decrease, or 771 units, in the average installed base of participation gaming machines in the December 2011 quarter driven by the decline in performance of our installed base of gaming machines as certain older game series reached their end of life and we did not have new game themes approved to replace those older games. The percentage of coin-in units in the installed base at December 31, 2011, was 38.6% which was slightly higher than 36.9% at December 31, 2010, although the total number of coin-in units declined by 173 units from December 31, 2010. As of December 31, 2011, the percentage of net win units in the installed base decreased by 18.6%, and the daily lease rate units decreased by 3.5% from December 31, 2010, primarily due to certain game series coming to the end of their life cycle; and

➢	Overall average revenue per day decreased by $6.77, or 9.1%, principally reflecting lower average revenue per day in our percentage of coin-in gaming machines.

➢

A $3.0 million, or 90.9%, increase in other gaming operations revenue, primarily reflecting continued growth in the online gaming business in the UK and incremental revenue from networked gaming solutions.

Total gross profit, as used herein excluding depreciation, amortization and distribution expense, decreased by 18.2%, or $22.1 million, to $99.1 million for the quarter ended December 31, 2011, from $121.2 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $6.2 million and $6.6 million in the quarter ended December 31, 2011 and 2010, respectively, in selling and administrative expenses. The gross profit decline reflects both lower product sales revenues and gaming operations revenues and both lower gross margin on both product sales revenues and gaming operations revenues. Our overall gross margin increased slightly to 61.1% in the December 2011 quarter from 60.6% in the prior year period due primarily to the change in the mix of our revenues as in the December 2011 quarter product sales was 60.1% of total revenue down from 63.6% in the prior year quarter while gaming operations revenues were 39.9% of total revenue in the December 2011 quarter up from 36.4% in the prior year quarter. In addition:

➢

Gross margin on product sales revenues was 50.1% for the December 2011 quarter, compared to 50.4% for the prior year period. Gross margin for the December 2011 quarter reflects: the lower average selling price, partially offset by progress on lowering the cost of the product coupled with higher revenues from higher margin conversion revenues and lower gross margin on sales of used gaming machines as both the number and average selling price of such units declined from the prior year period; and

➢

Gross margin on gaming operations revenues was 77.7% for the three months ended December 31, 2011, compared to 78.5% from the prior year period, reflecting less favorable jackpot experience on our wide-area progressive gaming machines and higher costs for our new online and network gaming operations that we launched within the last twelve months.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended December 31,
	2011		2010		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$23.7	14.6%	$30.1	15.1%	$(6.4)	(21.3)%
Selling and administrative	33.2	20.5	38.1	19.1	(4.9)	(12.9)
Depreciation and amortization	21.2	13.1	16.3	8.1	4.9	30.1

Total operating expenses	$78.1	48.2%	$84.5	42.3%	$(6.4)	(7.6)%

Research and development expenses decreased 21.3% to $23.7 million in the December 2011 quarter, compared to $30.1 million in the prior year period. The year-over-year decrease reflects:

➢

Decreased payroll-related costs associated with headcount decreases resulting from the restructuring we affected in August 2011 coupled with cost containment measures on non-payroll related costs and lower incentive compensation; partially offset by

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio.

Selling and administrative expenses decreased 12.9% to $33.2 million in the December quarter, compared to $38.1 million in the prior year period due to decreased payroll-related costs associated with headcount decreases resulting from the restructuring we affected in August 2011 coupled with cost containment measures on non-payroll related costs and lower incentive compensation. Selling and administrative expenses as a percentage of revenues increased 140 basis points largely due to the impact of declining revenues being greater than the impact of our restructuring and cost containment effects.

Depreciation and amortization expense increased by $4.9 million to $21.2 million in the quarter ended December 31, 2011, compared to $16.3 million in the prior year period. This reflects increased capital spending on gaming operations equipment throughout fiscal 2011 into 2012 to upgrade our installed base to Bluebird2 and Bluebird xD gaming machines and higher amortization of capitalized software development costs with the launch of our online gaming business and networked gaming business in the December 2010 and June 2011 quarters, respectively.

Operating Income and Operating Margin

Our operating income decreased by $15.7 million or 42.8% in the December 2011 quarter on a 18.9% decrease in total revenues. For the quarter ended December 31, 2011, our operating margin of 12.9% represented a 550 basis point decrease over the 18.4% operating margin achieved in the prior year period. This decrease reflects lower gross profit and higher depreciation and amortization costs of $4.9 million, partially offset by the $6.4 million and $4.9 million impact of lower research and development costs and lower selling and administrative costs, respectively.

Interest Expense

We incurred interest expense of $0.4 million, net of interest capitalized for construction in progress, and $0.2 million in the quarters ended December 31, 2011 and 2010, respectively.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net increased by $1.8 million to $4.2 million for the quarter ended December 31, 2011 compared to $2.4 million for the prior year period, primarily due to $2.1 million, net, or $0.02 per diluted share, related to a settlement of patent litigation in the quarter ended December 31, 2011 and due to increases in interest income arising from increased extended payment term financings of notes receivable, partially offset by higher foreign exchange losses.

Income Taxes

The estimated effective income tax rates were approximately 35.0% and 30.6% for the quarters ended December 31, 2011 and 2010, respectively.

The December 2011 quarter estimated effective tax rate in comparison to the December 2010 quarter effective tax rate reflects:

➢	A higher estimated domestic manufacturing deduction of $1.4 million;

➢

The retroactive reinstatement of the U.S. Federal research and development tax credit in the quarter ended December 31, 2010, which included 12 months of research and development tax credit, net of $2.0 million;

➢	A decrease in the estimated impact of other permanent tax items in the second quarter of $1.5 million; and

➢	A decrease in estimated pre-tax income compared to fiscal 2010.

The December 2010 quarter estimated effective tax rate in comparison to the December 2009 quarter effective tax rate reflects:

➢

The retroactive reinstatement of the U.S. Federal research and development tax credit to January 1, 2010, of which $0.02 earnings per diluted share related to the period January 1, 2010, through September 30, 2010;

➢	A higher estimated domestic manufacturing deduction of $4.2 million in part due to a 50% rate increase from 6% to 9%; and

➢	Increased impact of permanent tax items in the December 2010 quarter.

At June 30, 2011, no deferred income tax provision had been recorded for United States taxes related to approximately $20.3 million of undistributed earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs. We have approximately $16.5 million of cash and cash equivalents in our international subsidiaries at December 31, 2011, and we believe we could readily convert such cash to other currencies, including United States Dollars, although based on current banking regulations we cannot repatriate all of this cash. We believe the impact of not being able to fully repatriate this cash and cash equivalents on the overall liquidity of the Company is immaterial as at December 31, 2011, we had $79.3 million of unrestricted cash and cash equivalents (which includes the $16.5 million of foreign-based cash), and our annual cash flow from operations was $157.1 million in fiscal 2011 and $65.7 million for the six months ended December 31, 2011. In addition, we have access to our new $400 million amended and restated revolving credit facility that we entered into in October 2011 that expires in five years of which only $35 million is borrowed and, if necessary, could access additional debt or equity offerings.

Earnings Per Share

The decrease in earnings per share in the December 2011 quarter is attributable to the decrease in net income for the quarter, largely related to lower revenues and gross profit, partially offset by lower expenses and a lower number of diluted shares outstanding as a result of our share repurchases over the last twelve months. Diluted earnings per share decreased 37.0% to $0.29 for the quarter ended December 31, 2011, from $0.46 for prior year period. The December 2011 quarter included the benefit of $0.02 per diluted share from the settlement of patent litigation and the December 2010 quarter included the benefit of $0.02 per diluted share related to the period January 1, 2010, through September 30, 2010, from the retroactive reinstatement of the research and development tax credit to January 1, 2010.

Six Months Ended December 31, 2011, Compared to Six Months Ended December 31, 2010

Below are our Revenues, Gross and Operating Margins and Key Performance Indicators for the six months ended December 31, 2011 and 2010. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Six Months Ended December 31,		Increase (Decrease)		Percent Increase (Decrease)
	2011	2010
Product Sales Revenues
New unit sales revenues	$144.0	$193.0	$(49.0)		(25.4)%
Other product sales revenues	40.6	45.4	(4.8)		(10.6)

Total product sales revenues	$184.6	$238.4	$(53.8)		(22.6)

New units shipped and recognized as product sales revenue	8,764	11,648	(2,884)		(24.8)
Average sales price per new unit	$16,440	$16,567	$(127)		(0.8)
Gross profit on product sales revenues(1)	$93.1	$118.2	$(25.1)		(21.2)
Gross margin on product sales revenues(1)	50.4%	49.6%	80	bp	1.6

Gaming Operations Revenues
Participation revenues	$121.7	$142.3	$(20.6)		(14.5)
Other gaming operations revenues	11.5	6.7	4.8		71.6

Total gaming operations revenues	$133.2	$149.0	$(15.8)		(10.6)

Installed participation units at period end, with lease payments based on:
Percentage of coin-in	3,582	3,755	(173)		(4.6)
Percentage of net win	2,673	3,282	(609)		(18.6)
Daily lease rate (2)	3,027	3,137	(110)		(3.5)

Total installed participation units at period end	9,282	10,174	(892)		(8.8)

Average installed participation units	9,488	10,263	(775)		(7.6)
Average revenue per day per participation unit	$69.72	$75.38	$(5.66)		(7.5)

Gross profit on gaming operations revenues(1)	$104.5	$118.9	$(14.4)		(12.1)
Gross margin on gaming operations revenues(1)	78.5%	79.8%	(130	)bp	(1.6)

Total revenues	$317.8	$387.4	$(69.6)		(18.0)
Total gross profit(1)	$197.6	$237.1	$(39.5)		(16.7)
Total gross margin(1)	62.2%	61.2%	100	bp	1.6
Total operating income	$24.5	$66.0	$(41.5)		(62.9)
Total operating margin	7.7%	17.0%	(930	)bp	(54.7)

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation, amortization and distribution expense.
(2)	Includes only participation game theme units with fixed daily lease rates. Does not include units with product sales game themes placed under fixed-term, daily fee operating leases.

Revenues and Gross Profit

Total revenues for six months ended December 31, 2011, decreased 18.0% or $69.6 million, over the six months ended December 31, 2010, reflecting:

➢	A $49.0 million, or 25.4%, decrease in new unit sales revenue as a result of:

➢

New units sold in the United States and Canada totaled 5,289 units, a decrease of 25.4%, due to lower industry demand for our Bluebird2 and Bluebird xD gaming machines. Sales of new Bluebird xD units accounted for 32.9% of new units sold in the six months ended December 31, 2011.

➢

International new units sold decreased 23.7% from the prior year to 3,475 units, and represented 39.7% of global shipments up from 39.1% in the prior period reflecting decreased industry demand in Mexico because of government enforcement actions that began in August 2011 against certain casinos, and in New South Wales, Australia due to operator concerns about proposed new national gaming standards. Both of these markets are new markets we first entered directly in fiscal 2010; and

➢	Sales of mechanical reel products totaled 1,231 units, or approximately 14.0% of total new units sold compared to 22.7% of units sold in the prior year.

We believe that global demand for new WMS gaming machines was lower in the six months ended December 31, 2011 due to stronger competition.

➢	A 0.8% decrease in the average selling price of new gaming machines to $16,440, principally reflecting the competitive marketplace and a lower number of new premium-priced units sold.

➢

A $4.8 million, or 10.6%, decrease in other product sales revenues, reflecting higher revenues from higher-margin conversion revenues, more than offset by lower revenues from lower-margin used gaming machines and lower SiP revenue due to the sale of this subsidiary in July 2011:

➢

We sold approximately 3,500 used gaming machines at a lower average price during the six months ended December 31, 2011, compared to approximately 5,100 used gaming machines in the prior year period; and

➢	We earned revenue on approximately 10,500 conversion kits in the six months ended December 31, 2011, compared to approximately 3,800 conversion kits in the prior year period.

➢	Participation revenues were down $20.6 million, or 14.5% due primarily to:

➢

A 7.6% decrease, or 775 units, in the average installed base of participation gaming machines in the six months ended December 31, 2011, driven by the decline in performance of our installed base of gaming machines as certain older game series reached their end of life and we did not have new game themes approved to replace those older games. The percentage of coin-in units in the installed base at December 31, 2011, was 38.6% which was slightly higher than 36.9% at December 31, 2010, although the total number of coin-in units declined by 173 units from December 31, 2010. As of December 31, 2011, the percentage of net win units in the installed base decreased by 18.6%, and the daily lease rate units decreased by 3.5% from December 31, 2010, primarily due to certain game series coming to the end of their life cycle; and

➢	Overall average revenue per day decreased by $5.66, or 7.5%, principally reflecting lower average revenue per day in our percentage of coin-in gaming machines.

➢	A $4.8 million, or 71.6%, increase in other gaming operations revenues as new online gaming and networked gaming revenues increased.

Total gross profit, as used herein excluding depreciation, amortization and distribution expense, decreased by 16.7%, or $39.5 million, to $197.6 million for the six months ended December 31, 2011, from $237.1 million for the prior year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $12.0 million and $13.1 million in the six months ended December 31, 2011 and 2010, respectively, in selling and administrative expenses. The gross profit decline reflects both lower product sales revenues and gaming operations revenues and lower gross margin on gaming operations revenues, partially offset by higher gross margin on product sales revenue. Our overall gross margin increased to 62.2% in the six months ended December 31, 2011, from 61.2% in the prior year period due primarily to the change in the mix of our revenues as in the six months ended December 31, 2011 product sales was 58.1% of total revenue down from 61.5% in the prior year six month period while gaming operations revenues were 41.9% of total revenue in the six months ended December 31, 2011 up from 38.5% in the prior year six month period. In addition:

➢

Gross margin on product sales revenues was 50.4% for the six months ended December 31, 2011 compared to 49.6% for the prior year period. Gross margin for the six months ended December 31, 2011, reflects: higher gross margin on our new Bluebird xD gaming machines this year than last year as we focus on lowering the cost of the product coupled with higher revenues from higher margin conversion kit revenues, partially offset by lower gross margin of used gaming machines sales as both number of units sold and the average selling price declined; and

➢

Gross margin on gaming operations revenues was 78.5% for the six months ended December 31, 2011, compared to 79.8% from the prior year period, reflecting less favorable jackpot experience on our wide-area progressive gaming machines and higher costs for our new online and network gaming operations which we launched in the last twelve months.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Six Months Ended December 31,
	2011		2010		Increase (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$48.1	15.1%	$58.8	15.2%	$(10.7)	(18.2)%
Selling and administrative	71.5	22.5	76.4	19.7	(4.9)	(6.4)
Impairment and restructuring	9.7	3.1	3.8	1.0	5.9	155.3
Depreciation and amortization	43.8	13.8	32.1	8.3	11.7	36.4

Total operating expenses	$173.1	54.5%	$171.1	44.2%	$2.0	1.2%

Research and development expenses decreased 18.2% to $48.1 million in the six months ended December 31, 2011, compared to $58.8 million in the prior year period. The year-over-year decrease reflects:

➢

Decreased payroll-related costs associated with headcount decreases resulting from the restructuring we affected in August 2011 coupled with cost containment measures on non-payroll related costs and lower incentive compensation expense; partially offset by

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio.

Selling and administrative expenses decreased 6.4%, or $4.9 million, to $71.5 million in the six months ended December 31, 2011 due to decreased payroll-related costs associated with headcount decreases resulting from the restructuring we affected in August 2011 coupled with cost containment measures on non-payroll related costs and lower incentive compensation, partially offset by the $4.3 million of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico. Selling and administrative expenses as a percentage of revenues increased 280 basis points largely due to declining revenues.

Impairment and restructuring expenses in the six months ended December 31, 2011, include separation-related costs of $5.9 million as we restructured our workforce and $3.8 million of charges related to the closure of two facilities. Impairment and restructuring expenses in 2010 include $3.8 million of charges to close our main facility in the Netherlands, including a $2.4 million non-cash write down of the facility and separation-related charges of $1.4 million.

Depreciation and amortization expense increased by $11.7 million to $43.8 million in the six months ended December 31, 2011, compared to $32.1 million in the prior year period. This reflects increased capital spending on gaming operations equipment throughout fiscal 2011 into 2012 to upgrade our installed base to Bluebird2 and Bluebird xD gaming machines and amortization of capitalized software development costs with the launch of our online gaming business and networked gaming business in the December 2010 and June 2011 quarters, respectively.

Operating Income and Operating Margin

Our operating income decreased by $41.5 million or 62.9% in the six months ended December 31, 2011, on a 18.0% decrease in total revenues. For the six months ended December 31, 2011, our operating margin of 7.7% represented a 930 basis point decrease over the 17.0% operating margin achieved in the prior year period. This decrease reflects lower gross profit, higher impairment and restructuring costs of $5.9 million, higher charges for bad debts of $4.4 million and higher depreciation and amortization costs of $11.7 million, partially offset by the $10.7 million impact of lower research and development costs and lower year over year selling and administrative costs, excluding the impact of higher bad debt discussed above.

Interest Expense

We incurred interest expense of $0.8 million, net of amounts capitalized for construction in progress, and $0.6 million for the six months ended December 31, 2011 and 2010, respectively.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net increased by $3.0 million to $6.9 million for the six months ended December 31, 2011 compared to $3.9 million for the prior year period, primarily due a $2.1 million settlement of patent litigation in the six months ended December 31, 2011, and due to increases in interest income arising from increased extended payment term financings of notes receivable.

Income Taxes

The estimated effective income tax rates were approximately 35.0% and 32.9% for the six months ended December 31, 2011 and 2010 respectively.

The six months ended December 31, 2011 estimated effective tax rate in comparison to the six months ended December 31, 2010 effective tax rate reflects:

➢	A higher estimated domestic manufacturing deduction of $1.4 million;

➢

The retroactive reinstatement of the U.S. Federal research and development tax credit in the quarter ended December 31, 2010, which included 12 months of research and development tax credit, net of $2.0 million;

➢	A decrease in the estimated impact of other permanent tax items in the six months ended December 31, 2011 of $1.5 million; and

➢	A decrease in estimated pre-tax income compared to fiscal 2010.

The six months ended December 31, 2010 estimated effective tax rate in comparison to the six months ended December 31, 2009 effective tax rate reflects:

➢

The retroactive reinstatement of the U.S. Federal research and development tax credit to January 1, 2010, of which approximately $0.02 earnings per diluted share related to the period January 1, 2010, through June 30, 2010;

➢	Increased estimated pre-tax income over fiscal 2009;

➢	Higher estimated domestic manufacturing deduction of $4.2 million in part due to a 50% rate increase from 6% to 9%; and

➢	Increased impact of permanent tax items in the six months ended December 31, 2010.

Earnings Per Share

Diluted earnings per share decreased 55.1% to $0.35 for the six months ended December 31, 2011, from $0.78 for prior year period. The decrease in earnings per share in the six months ended December 31, 2011, is attributable to the decrease in net income for the six month period inclusive of the impairment and restructuring charges of $0.12 per diluted share, and charges of $0.05 per diluted share related to the write-down of receivables, partially offset by the $0.02 per diluted share benefit from the settlement of litigation. The increase in earnings per share in the six months ended December 31, 2010, is attributable to the increase in net income for the six month period inclusive of the facility closing charge of $0.04 per diluted share and the $0.03 per diluted share impact of the retroactive reinstatement of the research and development tax credit of which $0.02, per diluted share impact related to the period January 1, 2010, through September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in calendar year 2010 and even fewer in calendar 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines for calendar 2009 with only modestly higher replacement capital budgets in calendar 2010 with flat budgets for calendar 2011, which is expected to continue in calendar 2012. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. We have been faced with these macroeconomic challenges for over three years.

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

Selected balance sheet accounts are summarized as follows (in millions):

			Increase / (Decrease)
	December 31, 2011	June 30, 2010	Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$92.8	$105.0	$(12.2)	(11.6)%
Total current assets(A)	454.7	497.5	(42.8)	(8.6)
Total assets	1,041.7	1,046.3	(4.6)	(0.4)
Total current liabilities(B)	124.3	152.4	(28.1)	(18.4)
Long-term debt	35.0	—	35.0	100.0
Stockholders’ equity	842.2	855.9	(13.7)	(1.6)
Net working capital (A) – (B)	330.4	345.1	(14.7)	(4.3)

Trailing-twelve month statistics:
Average days outstanding for total accounts and notes receivable (2)	176	161	15	9.3
Inventory turns (3)	3.4	4.1	(0.7)	(17.1)

(1)

Pursuant to various jurisdictional gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents, and restricted cash includes restricted cash of $13.5 million and $14.3 million as of December 31, 2011, and June 30, 2011, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

(2)

Our average days outstanding for total accounts and notes receivable was greater at December 31, 2011, in comparison to June 30, 2011, due to lower year over year sales volume and an increased percentage of extended payment term financings within total accounts and notes receivable, net during the six months ended December 31, 2011.

(3)

Our inventory turns decreased at December 31, 2011, in comparison to June 30, 2011, due to seasonally lower new unit sales volume and the actual inventory balance increased by $2.0 million from June 30, 2011.

Our net working capital decreased $14.7 million from June 30, 2011, and was primarily affected by the following components:

➢

A decrease in cash, cash equivalents and restricted cash of $12.2 million due primarily to $37.1 million of share repurchases coupled with cash used to make payments during the six months ended December 31, 2011 for taxes and employee incentive plans, partially offset by cash from borrowings of $35.0 million;

➢

A decrease in total current accounts and notes receivable, net, of $38.6 million or 13.6%, to $246.0 million compared to $284.6 million at June 30, 2011, reflecting the impact of lower revenues in the December 2011 quarter compared to the June 2011 quarter, and improved collection efforts, partially offset by an effort launched in fiscal 2009 to expand the amount of financing terms provided to customers given the downturn in the economy;

➢

An increase in inventories of $2.0 million or 3.0% to $69.1 from $67.1 million at June 30, 2010, primarily due to higher finished goods partially offset by higher inventory write offs recorded in the six months ended December 31, 2011. Inventory turns were 3.4x at December 31, 2011, compared to 4.1x at June 30, 2011; and

➢	A decrease in current liabilities of $28.1 million or 18.4% to $124.3 million due to payments of fiscal year 2011 income taxes and the timing of payments on accounts payable.

As described in Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements thereto included in this report, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $80.7 million, including contingent payments, that are not recorded in our accompanying Condensed Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $92.8 million at December 31, 2011, inclusive of $13.5 million of restricted cash, and cash flow from operations will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to develop, license or acquire intangibles and other assets, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year. We believe that we take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain uncertain. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. For fiscal 2012 and fiscal 2013, we expect cash flow from operations to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and as a result of amending and restating our revolving credit agreement in October 2011, we have access to our $400 million revolving credit facility through October 2016. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable

See Note 2. “Principal Accounting Policies – Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt Expense” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

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

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventory. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. We recorded raw material and finished goods inventory write-downs totaling approximately $0.9 million and $0.1 million for the three months ended December 31, 2011 and 2010, respectively and $3.5 million and $1.1 million for the six months ended December 31, 2011 and December 31, 2010, respectively. We expect the amount of inventory write-downs to be consistent or slightly higher in fiscal 2012 compared to fiscal 2011.

Revolving Credit Facility

See Note 8. “Revolving Credit Facility” to our Condensed Consolidated Financial Statements thereto and Notes included in this report.

Common Stock Repurchase Program

See Note 9. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

Cash Flows Summary

Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended December 31,		Change
	2011	2010	Dollar	Percent
Net cash provided by (used in):
Operating activities	$65.7	$44.5	$21.2	47.6%
Investing activities	(73.5)	(71.2)	(2.3)	(3.2)
Financing activities	(2.3)	(33.9)	31.6	93.2
Effect of exchange rates on cash and cash equivalents	(1.3)	0.7	(2.0)	(285.7)

Net decrease in cash and cash equivalents	$(11.4)	$(59.9)	$48.5	81.0%

Operating activities: The $21.2 million increase in cash provided by operating activities in the six months ended December 31, 2011, compared to the six months ended December 31, 2010, resulted from:

➢	A $26.6 million negative impact from decrease in net income, a $3.0 million lower amount of share based compensation and a $12.9 million negative impact from deferred income taxes; more than offset by

➢

A positive impact of $20.8 million resulting from a $5.0 million increase in depreciation, a $4.3 million increase in amortization, a $5.2 million increase in other non-cash items and a $6.3 million favorable impact from the lower taxes on stock option exercises; and

➢	A $42.9 million positive impact from a smaller increase in operating assets and liabilities.

Investing Activities: The $2.3 million increase in cash used by investing activities for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, was primarily due to:

➢

A $4.7 million increase in the amount invested in gaming operations machines, top boxes and related equipment during the six months ended December 31, 2011 to $35.6 million. We expect that capital expenditures for gaming operations equipment will increase modestly in fiscal 2012 and 2013;

➢

A $1.9 million increase in the amount invested in property, plant and equipment during the six months ended December 31, 2011, to $31.1 million, as we continue to invest in facility expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software. We expect that capital expenditures for property, plant and equipment will increase modestly in fiscal 2012 and 2013; partially offset by

➢	A $4.3 million decrease in payments to acquire or license intangible and other non-current assets as we invested $6.8 million in the six months ended December 31, 2011.

Financing Activities: The $31.6 million decrease in cash used by financing activities for the six months ended December 31, 2011, compared to the six months ended December 31, 2010, was primarily due to:

➢	Net proceeds of $35.0 million from borrowings under our revolving credit agreement in the December 2011 quarter and;

➢

Lower treasury stock purchases of $12.9 million as in the December 2011 quarter only $37.1 million of treasury stock was repurchased compared to $50.0 million in the quarter ended December 31, 2010; partially offset by

➢

A $13.8 million decrease in cash received and tax benefits realized from exercised stock options. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options; and

➢	Payment of debt issuance costs of $2.5 million related to our amended and restated credit facility.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs; however in the six months ended December 31, 2011, we provided impairment and restructuring charges to accrue the costs of abandoning leasehold improvements and lease costs over the remaining contractual lease life of two leased facilities, aggregating $3.8 million.

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

As of December 31, 2011, we had a liability for unrecognized income tax benefits of $5.2 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized income tax benefits. See Note 7. “Income Taxes” to our Condensed Consolidated Financial Statements included in this report

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, WMS Licensor Arrangements, Self-Insurance and Product Warranty

See Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes. As of December 31, 2011, we had total debt outstanding of $35.0 million under the amended and restated revolving credit facility. The effective interest rate on our borrowings at December 31, 2011, was 2.1%. There have been no material changes in our assessment of sensitivity to market risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and Note 13. “Litigation” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

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

Each of our games and gaming machine hardware and software must be approved in each jurisdiction in which it is placed, and we cannot assure you that any particular game, or gaming machine hardware or software will be approved in any jurisdiction. Our networked gaming technology, while already approved in some jurisdictions, will require regulatory approval in additional gaming jurisdictions prior to any shipment or implementation in such additional jurisdictions and we cannot assure you that we will receive the approvals that we will need to expand the jurisdictions in which we offer the product. Additionally, changes in regulations or regulatory interpretations may adversely affect existing placements of previously approved products or future, additional placements of such products.

In certain sales of new gaming machines and placement of participation gaming machines we have offered free gaming machines and/or free conversion kits, while at the same time we continue to charge our customers for gaming machines and conversion kits, including CPU-NXT and CPU-NXT2 upgrade kits. Additionally, we offer special pricing and discounts to our customers in exchange for certain terms and as part of different promotions in response to competition. We cannot be sure that competitive pressure, whether in the form of free conversions offered by our competitors or increased pricing or promotional discounts, will not cause us to increase the number of free gaming machines or conversion kits or the amount or frequency of our discounts and pricing promotions that we will offer our customers, any of which would decrease the revenue we expect to receive and reduce our gross profit.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the second quarter of fiscal 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
October 1, 2011 – October 31, 2011	—	$—	—	$171,001,750
November 1, 2011 – November 30, 2011	—	$—	—	$171,001,750
December 1, 2011 – December 31, 2011	500,449	$19.21	500,449	$161,388,317

Total	500,449	$19.21	500,449	$161,388,317

(1)	See Note 9. “Stockholders’ Equity and Equity Compensation Plan” – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements thereto included in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1	$400 million Second Amended and Restated Credit Agreement, dated October 18, 2011, between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Joint Bookrunner and Joint Lead Arranger, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent, Keybank National Association, Wells Fargo Bank, National Association and Compass Bank, as Co-Documentation Agents, and Union Bank N.A. as Senior Managing Agent (re-filing previously filed exhibit to include all exhibits, schedules and attachments).

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: February 9, 2012	By:	/s/ SCOTT D. SCHWEINFURTH
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: February 9, 2012	By:	/s/ JOHN P. MCNICHOLAS JR.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1	$400 million Second Amended and Restated Credit Agreement, dated October 18, 2011, between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, as Joint Bookrunner and Joint Lead Arranger, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent, Keybank National Association, Wells Fargo Bank, National Association and Compass Bank, as Co-Documentation Agents, and Union Bank N.A. as Senior Managing Agent (re-filing previously filed exhibit to include all exhibits, schedules and attachments).

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections