Form 10-K
period 2012-06-30
WMS INDUSTRIES INC /DE/
filed 2012-08-21
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended December 31, 2011 was $1,119,590,796 based on the closing price of the common stock as reported on the New York Stock Exchange of $20.52 per share. For the purposes of this calculation, it is assumed that directors and executive officers of the registrant are affiliates.

On August 15, 2012, the number of shares of common stock outstanding was 54,452,254 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement to be filed on or about October 18, 2012, with the Securities and Exchange Commission are incorporated by reference in Part III of this Report.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

➢	The impact of the economy on our global business;

➢	Gaming growth, expansion and market opportunities;

➢	Industry replacement demand and demand from new casino openings and expansions;

➢	Further market penetration of our products;

➢	Legislative or regulatory developments and related market opportunities;

➢	Expanding our product lines and improving our position in related markets;

➢	Our ability to introduce new products that perform well in the relevant market;

➢	The timing, features, benefits and expected success of new product introductions;

➢	The advantages offered to customers by our products and product features;

➢	Our market share, competitive advantages and relative leadership position;

➢	The timing of the introduction, market penetration, growth, revenues and profits from networked gaming systems and applications and interactive gaming products and services;

➢	Increasing growth or contributions from certain non-gaming machine products and services;

➢	Our ability to acquire, develop or protect intellectual property;

➢	Our ability to benefit from and effectively integrate and utilize licensed or acquired intellectual property and technologies;

➢	Financial results or expectations for fiscal year 2013 and future periods, including capital spending and uses of cash;

➢	Factors impacting future gross profit and operating margins and expectations about future tax rates;

➢	Demand for operating leases by customers;

➢	Future costs of restructuring or realigning our business; and

➢	Our access to and the availability of capital and credit resources to fund future operating requirements, capital expenditures and payment obligations.

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

PART I

ITEM 1. BUSINESS

General

WMS Industries Inc. (“WMS” or the “Company”) serves the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming jurisdictions worldwide. Our interactive gaming (“iGaming”) products and services include development and marketing of digital content, products, services and end-to-end solutions that address global online wagering and interactive social, casual and mobile gaming opportunities. We are also addressing the next stage of casino gaming floor evolution with our WAGE-NET® networked gaming solution, a suite of systems technologies and applications designed to increase customers’ revenue generating capabilities and operational efficiencies.

Our gaming machine products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in approximately 143 international gaming jurisdictions. We either sell our products outright, which we include in product sales revenues, or we lease our participation gaming machine products as part of our gaming operations revenues. We offer our customers a wide range of leasing options. We also derive product sales revenues from the sale of parts, conversion kits and, until the disposition of our Systems in Progress GmbH subsidiary (“SiP”) in July 2011, gaming related systems for smaller international casinos. We also earn gaming operation revenues from licensing our game themes and other intellectual property to third parties, and beginning in fiscal 2011, providing a networked gaming system and applications to casinos and, also beginning in fiscal 2011, online gaming and in fiscal 2012, social, casual and mobile gaming. In July 2012, we grouped together all of our worldwide online wagering, social, casual and mobile gaming initiatives in order to focus on their growth, development and operational execution and to optimize the benefits of interactive gaming initiatives for casino operators and their players. We expect to facilitate the continued expansion, investment, evolution and extension of our interactive products and services and increase our focus on this rapidly evolving growth area. Our fiscal year begins on July 1 and ends on June 30.

We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. Our gaming products feature advanced graphics, digital sound and engaging games, and most games incorporate secondary bonus rounds. Certain games are based on licensed, well-recognized brands such as MONOPOLY®, THE WIZARD OF OZTM, THE LORD OF THE RINGSTM and CLUE™ and substantially all of our gaming machines utilize technologies and intellectual property licensed from third parties. In designing our games and gaming machines, our designers, engineers, artists and development personnel build upon our more than 60 years of experience in designing and developing novel and entertaining products from jukeboxes and pinball games to video and arcade games and, now, games and gaming machines for the global gaming industry. We utilize our unique Player Driven InnovationTM approach in the development of new games and technologies to create innovative products.

Our primary manufacturing facility is located in the United States, with development or distribution offices located in the United States, Argentina, Australia, Canada, China, India, Mexico, South Africa and Spain. We also have an online gaming operations center in the United Kingdom; and with our acquisition of Jadestone Group AB (“Jadestone”) in late fiscal 2012, we have a development, operations center and administrative office in Sweden (see “Acquisitions” below) and with our acquisition of Genesis Communications, Inc., d/b/a Phantom EFX (“Phantom”) in late fiscal 2012, we now have a development, distribution and administrative office in Iowa (see “Acquisitions” below). For information about our revenues and assets outside of the United States, see Note 17. “Information on Geographic Areas” to our Consolidated Financial Statements.

We conduct our business through our subsidiaries, including WMS Gaming Inc. (“WMS Gaming”), Orion Financement Company B.V. (“Orion Gaming”), SiP, Jadestone and Phantom, which market our products under the WMS, WMS Gaming, Orion Gaming, SiP, Jadestone and Phantom trademarks. In September 2010, we closed our Orion Gaming manufacturing facility and in June 2011, we sold this facility and began winding down the support of our Orion Gaming product lines. We will continue to provide support for spare parts related to Orion Gaming product lines for several years. In July 2011, we sold SiP. These two subsidiaries were immaterial to our Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows. In addition, the acquisitions of both Jadestone and Phantom, individually and collectively, are not significant subsidiaries as defined in Regulation S-X promulgated under the U.S. Federal Securities laws, and are immaterial to our Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows.

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

WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. WMS succeeded to the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors and entered the gaming machine market beginning in the 1990’s. Our principal executive offices are located at 800 South Northpoint Blvd. Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our Internet website address is www.wms.com. Information contained on our website is not part of this Report. Through our Internet website, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the information has been filed with or furnished to the Securities and Exchange Commission (“SEC”). We will also provide electronic or paper copies of these reports free of charge upon request to our principal executive office, Attention: Investor Relations. Additionally, the following WMS information is available through the Investor Relations link of our website: code of conduct, corporate governance guidelines, by-laws and charters for Audit and Ethics Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Company and Product Overview

Our products consist of innovative and differentiated games, video gaming machines, mechanical reel gaming machines, VLTs and online gaming products and services and social, casual and mobile gaming products and services. We were one of the original developers and pioneers of video gaming machines in the U.S. market and through a continued focus on creativity and innovation, we have introduced a variety of new and differentiated products to the gaming machine market. We strive to develop highly entertaining games that incorporate engaging game play, themes, intellectual properties and advanced technologies, exciting winning combinations, advanced graphics and digital music and sound effects. A gaming machine and a VLT consist of three primary elements: (1) the gaming machine cabinet hardware; (2) the operating system software; and (3) the game theme software. Each gaming machine contains operating system software, which we refer to as a “game platform”. The game platform manages the software needed to operate the gaming machine. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play, technology and regulatory requirements. The change in these requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. CPU-NXT® and

CPU-NXT2 are the primary game platforms for substantially all of our video and mechanical reel gaming machine and VLT products. We introduced our next-generation CPU-NXT3 platform in the June 2012 quarter for two of our new participation games and will transition all of our game development to this new platform over the next few years while continuing to support previous platforms.

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

We generate revenues in two principal ways: product sales and gaming operations. Product sales include the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions) and parts. Gaming operations includes revenues derived from leasing our gaming machines and VLTs to casinos and other licensed gaming machine operators under operating leases; licensing our game content and intellectual property to third parties for distribution; operating an online gaming site; offering social games on Facebook®; offering our games on third-party online gaming platforms that are interoperable with our game servers; selling select WMS games that have been ported to operate on mobile devices or PC’s; and operating a networked gaming system and applications, which is a system that links groups of networked-enabled gaming machines to a server in the casino data center. Under our operating leases, the lease payments are based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee and a percentage of the coin-in. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games.”

Our iGaming products and services currently include: (i) our UK-based JackpotParty.com online casino; (ii) the development efforts underway to provide a fully managed, end-to-end online casino site in Belgium in collaboration with Groupe Partouche; (iii) the recent Jadestone acquisition that that will allow us to integrate game servers with customers’ online gaming platforms for broader distribution of our game library online; (iv) the recent Phantom acquisition that has extended our gaming content distribution into the social, casual and mobile channels; (v) our social gaming pursuits that began as a joint co-development effort to create our Lucky Cruise™ social casino for Facebook and now also includes Jackpot Party® Casino on Facebook; and (vi) our award-winning, cloud-based Player’s Life® Web Services that links casino-based entertainment with non-wagering entertainment features at home or on mobile devices.

Given the continuing lower levels of capital spending by casinos over the last three years and with no leading indicators suggesting that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and the beginning of fiscal 2012. We still believe our long-term vision is intact but, as a result of this review, we refined our product plans and restructured our organization. Specifically, we have streamlined our product management and product development functions, simplified our product plans and further prioritized on-time commercialization of new game themes, products and portal applications. Some of the product, operational and other decisions made in this review led to impairment, restructuring, asset write-downs and other charges, net of $24.0 million pre-tax, or $0.26 per diluted share, recorded in the June 2011 quarter and for fiscal 2011 we recorded $27.8 million pre-tax, or $0.28 per diluted share, for such net charges.

In addition, we implemented a broader restructuring, and recorded additional impairment, restructuring and other charges in the September 2011 quarter amounting to $14.0 million pre-tax, or $0.17 per diluted share and for fiscal 2012, we recorded $13.3 million pre-tax, or $0.16 per diluted share for such net charges. These restructuring actions are expected to better direct resources, focus on near-term revenue opportunities and reduce our overall organizational staffing by approximately 10% to a level that better correlates with the current operating environment, while maintaining our ability to create great games that engage current players and attract new players.

Revenue information for the past three years includes ($ in millions):

	2012	% of Revenue	2011	% of Revenue	2010	% of Revenue
Revenues:
Product sales	$428.3	62.1%	$489.2	62.5%	$460.9	60.2%
Gaming operations	261.4	37.9	294.1	37.5	304.2	39.8

Total revenues	$689.7	100.0%	$783.3	100.0%	$765.1	100.0%

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

Product Sales

We offer the following products for sale:

➢

Video gaming machines. Our video gaming machines contain games where casino patrons wager multiple coins on multiple pay-lines, in our WMS Bluebird®, Bluebird2, Bluebird xD™ and, beginning in the March 2012 quarter, Bluebird2e branded gaming cabinets that combine advanced graphics, digital music and sound effects and secondary bonus games. In many of our video products, the primary game features a video screen that simulates traditional mechanical reel spinning action. In addition, we have developed games that have innovative variations on the movement and play action of the symbols on the video screen, such as our Cascading ReelsTM and Rotating Wild® effects. In the bonus round, the video screen can display a variety of amusing, interactive themed content. Depending on the game, the player can wager hundreds of coins per play. We have a strong player following in this product segment since the successful introduction of our Reel ‘em In® game in 1997. Since fiscal 2007, we segregated our video for-sale games into three categories: G+®, Classic and Innovation. Each product category has its own distinguishable player interface and game play features that visually communicate the game play experiences that each video game offers. In the fourth quarter of fiscal year 2011, we successfully introduced the G+ Deluxe series as a new level of the G+ category, including optional game statistics, increased win celebrations and synchronized lighting and audio effects. We introduced 52 new video games for sale during fiscal 2012, compared to 45 new video games in fiscal 2011.

➢

Mechanical reel gaming machines. Our product line of mechanical reel gaming machines in our Bluebird, Bluebird2, Bluebird xD and Bluebird2e cabinets include five-reel and three-reel; single-line and multi-line; multi-coin games that are powered by the same CPU-NXT and CPU-NXT2 operating systems as our video gaming machines. Our mechanical reel products feature state-of-the-art lighting and sound elements that make our gaming machines stand out on a casino floor. With the launch of our Bluebird2 mechanical reel gaming machines in fiscal 2009, all of our mechanical reel gaming machines now feature our Transmissive Reels® technology, which combines both traditional mechanical reel spinning technology with video technology in a single gaming machine. We introduced 18 new mechanical reel games in fiscal 2012 compared to 35 mechanical reel games in fiscal 2011.

➢	Parts sales, conversion kits and used games. We sell replacement parts and game conversion kits for our Bluebird, Bluebird2, Bluebird xD and Bluebird2e gaming machines. We also sell CPU-NXT2 hardware and operating system conversion kits, which enable casinos to upgrade Bluebird gaming machines to obtain all the features and functionality of the CPU-NXT2 operating system and the networked gaming functionality for a lesser price compared to the purchase of a Bluebird2, Bluebird xD or Bluebird2e networked-enabled gaming machine. An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due to changes in demand in general for used gaming machines. We sell these trade-ins as-is or refurbish the used gaming machines before resale. We also sell participation gaming machines, after refurbishment, as used gaming machines when we no longer need them in gaming operations. We expect that our revenues from these sources will increase in the future as our installed base of sold gaming machines continues to grow.

A summary distribution by major category of our product sales revenues is as follows ($ in millions):

	Year Ended June 30,
	2012	2011	2010
Video gaming machines	68.3%	64.8%	58.1%
Mechanical reel gaming machines	9.6	17.6	26.0
Other product sales:
Conversions	11.2	6.3	7.6
Used gaming machines	7.0	7.6	4.1
Other revenues	3.9	3.7	4.2

Total	100.0%	100.0%	100.0%

Gaming Operations

Gaming operations includes the following:

➢

Participation games. Participation games are gaming machines with games all owned by us that we lease to customers based upon any of the following lease payment methods: (1) a percentage of the amount wagered, called “coin in” or a combination of a fixed daily fee and a percentage of the amount wagered; (2) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine; or (3) fixed daily fees. We are able to lease these gaming machines and games on a participation basis because of their superior earnings performance and/or the popularity of the brand that generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Our participation games include the following categories:

➢

WAP participation games. WAP games are electronically linked gaming machines that are located across multiple casinos within a single gaming jurisdiction, or across Native American gaming jurisdictions. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-linked gaming machine. We create WAP games using our proprietary brands and licensed brands such as MONOPOLY, THE WIZARD OF OZ, CLUE, GONE WITH THE WIND and THE LORD OF THE RINGS™ themes. We operate WAP systems in Arizona, Colorado, Mississippi, Missouri, Nevada and New Jersey and in Native American casinos. We often leverage our WAP games by also using them on local-area progressive systems or stand-alone participation gaming machines in those jurisdictions where we do not operate a WAP system. WAP participation games typically are leased where the lease payment is based on a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. WAP participation games generate our highest daily lease rate and gross profit contribution; however, the gross margin percentage is below the other two types of participation categories because we are responsible for funding the WAP jackpot award. Effective

July 1, 2011, to comply with an Accounting Standard Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”), we no longer record any expense for the base jackpot liability for the progressive jackpots on our WAP gaming machines until the progressive jackpot liability is won by the casino patron.

➢

LAP participation games. A LAP system electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino. Our LAP gaming machines feature games using our proprietary brands such as Leprechaun’s Gold®, Jackpot Party Progressive®, Life of Luxury® Progressive, Hot Hot Super Jackpot® Progressive, Goldfish® Race for the Gold® and Money to Burn® Multiplying Progressive themes, as well as licensed brands such as the HAPPY DAYS™ theme. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to drive up the average bet on these games. Net win per gaming machine on LAP systems is generally similar to non-linked stand-alone gaming machines on a casino floor. LAP participation games are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee.

➢

Stand-alone participation games. We lease certain participation games on a non-linked basis, which we call stand-alone games. Our stand-alone games feature titles, among others, under the MONOPOLY brand and, in those jurisdictions where we do not operate a WAP system, THE WIZARD OF OZ, THE PRICE IS RIGHT® and Super Team® games. Our stand-alone gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell. Stand-alone participation games are leased and we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee, or for our games utilizing our Adaptive Gaming® technology, on a percentage of the amount wagered on the game.

The components of our installed base of participation games were as follows:

	Year Ended June 30,
	2012	% of Installed Base	2011	% of Installed Base	2010	% of Installed Base
Installed participation base units at year end, with lease payments based on:
Percentage of coin-in	3,681	38.5%	3,780	38.3%	3,765	36.1%
Percentage of net win	2,859	29.9	3,072	31.1	3,334	32.0
Daily lease rate	3,021	31.6	3,018	30.6	3,322	31.9

Total installed participation base units at year end	9,561	100.0%	9,870	100.0%	10,421	100.0%

Average participation installed base	9,335		10,046		10,298

Other gaming operations revenues are derived from:

➢

Casino-owned daily fee games. This category consists of gaming machines for which the casino purchases the base gaming machine and leases the top-box and game from us at a lower fixed daily lease payment than if they were to lease the entire gaming machine. Casino-owned daily fee games typically feature a second liquid crystal display (“LCD”) screen in the top-box that provides additional entertaining bonus experiences for the player. In the case of products offered as casino-owned daily fee games, we also give casinos the option to either lease the complete gaming machine, top-box and game (in which case the unit is classified as a stand-alone participation game), or to purchase outright the base gaming machine, top-box and game at a premium price (in which case the revenue is classified as product sales revenue).

➢

Video lottery terminal leases. Our VLTs include both video and mechanical reel gaming machines, as well as video poker games. They utilize advanced graphics, digital sound effects and music and other features from our other gaming machines. We offer a variety of multi-game and single-themed VLTs. Our VLTs may be operated as stand-alone units or may interface with central monitoring systems operated by government agencies. Our VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants. In some jurisdictions, VLT operators can only lease our VLTs, in which case the lease payments are classified as other gaming operations revenues. In certain jurisdictions, VLT operators can purchase outright our VLTs, in which case the purchases are classified as product sales revenues. We do not include leased VLTs in our installed base of participation games.

➢

Leased for-sale games. Some customers prefer to lease our gaming machines under an operating lease arrangement rather than to purchase them. In these cases, we enter into an operating lease for the gaming machine, for either a fixed daily fee or a percentage of the net win of the gaming machine. Often, the customer is given the option to purchase the leased gaming machine at the end of the lease term at fair value. We do not include leased for-sale gaming machines under operating lease agreements in our installed base of participation games. We believe that more customers may desire to enter into this type of lease as they do not have to allocate capital or upfront cash payments to purchase the gaming machines, and we expect to enter into more operating leases in the years ahead, particularly as we enter the new VLT market in Illinois. With operating leases, we record the revenues over the term of the lease, as opposed to an outright product sale where we record the revenue when the product ships and all of our revenue recognition criteria have been met.

➢

Licensing. We derive revenue from licensing our games and intellectual property to third parties. Methods for determining the license or royalty revenue vary, but generally are based on a fixed amount for each licensed game purchased, placed or shipped in a period, or a fixed daily royalty amount for each game. Licensing revenues have declined since fiscal 2009 as our licensing agreements reached their termination dates and we elected not to renew these agreements and we have now directly entered the markets covered by these agreements.

➢

Class II and centrally determined systems. In fiscal 2010, we began offering video and mechanical reel gaming machines and VLT’s for Class II and certain VLT markets where the game outcome is determined on a central server system which we provided through an agreement with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm. In fiscal 2011, we purchased a copy of the central system software from Bluberi, and we are now operating the system ourselves, although we have continuing payment obligations to Bluberi. In late fiscal 2012, we received approval of a CPU-NXT2-based operating system for the Class II markets using our Bluebird2 gaming cabinet and shipped our first gaming machines operating on this new system in the June 2012 quarter. These Class II systems primarily operate in Native American casinos in Washington, Florida and Oklahoma. In certain of these jurisdictions, our customers rent the gaming machine through an operating lease arrangement, in which case the lease payments are shown as gaming operations revenues and in other jurisdictions customers purchase the gaming machines in which case the revenues will be shown as product sales revenues. In each case, for the use of the central determination system, we receive either a fixed daily fee or a percentage of the net win generated by the gaming machines or VLTs connected to the system.

➢

Networked gaming. We believe that server-enabled networked gaming (“NG”) will be the next significant technology deployed in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, data can transfer between the servers and the gaming machines in real time and new applications, game functionality and system-wide features can be enabled on the gaming machines from the remote server. These networks will require regulatory approval in gaming jurisdictions prior to any implementation. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter. In the June 2011 quarter, we received the first regulatory approval for our WAGE-NET® networked gaming system, the first family of portal applications, the Ultra Hit Progressive® (“UHP”) family, and the first game in the UHP family, the Jackpot Explosion® theme, and since then we have received additional approvals for these products and other networked gaming products in other gaming jurisdictions. At June 30, 2012, we had approximately 1,900 networked gaming machines functioning, primarily on a commercial basis, at 98 casino properties globally.

➢

Interactive gaming. In the December 2010 quarter, we launched a business-to-consumer (“B2C”), online casino website for residents in the United Kingdom, although we did not begin to market the site until February 2011. Our Jackpotparty.com online casino offers a variety of our popular slot games and certain card and table games. The success of our gaming content, technology foundation and iGaming capabilities will allow us to provide online capabilities to consumers in other jurisdictions on a B2C basis. In the United States, the States of Nevada and Delaware have adopted legislation to legalize certain forms of online gaming and federal legislators and certain other state legislators and governments in Canada and Europe are considering legalizing certain forms of online gaming, which, if passed, could expand our revenue opportunities depending on the type of online gaming approved. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. In fiscal 2012, we also launched our efforts to provide business-to-business (“B2B”) online gaming services. We entered into an agreement with Groupe Partouche, the largest casino operator in Belgium and one of the largest casino operators in Europe, to provide a fully managed, end-to-end online casino site in Belgium. In addition, in May 2012 we acquired Jadestone (see “Acquisitions” below) to accelerate integration of game servers with customers’ online gaming platforms that will facilitate broader distribution of our game library for our B2B business. Also in fiscal 2012, we began earning revenues from our Lucky Cruise social game on Facebook and revenues from the sale of select WMS games that have been ported to operate on mobile devices and PC’s. In June 2012, we further expanded our social, casual and mobile presence through the acquisitions of Phantom (see “Acquisitions” below). Additionally, in July 2012, we entered into a strategic alliance with Dragonfish, the independent B2B division of 888 Holdings, that expands our B2B online product offering in the United States with one of the world’s leading online poker platforms. We will focus on the growth, development and operational execution of our worldwide online, social, casual and mobile gaming initiatives to optimize the benefits of iGaming for casino operators and their players. Currently revenues earned, gross profits, total assets and cash flows from our interactive products and services are not material to our Consolidated Financial Statements.

Business Development

We have been very active in licensing and acquiring intellectual properties, technologies and brands from third parties, investing $13.4 million, $24.9 million and $8.3 million in fiscal 2012, 2011 and 2010, respectively. See Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Acquisitions

On May 21, 2012, we acquired Jadestone, a Sweden-based company that develops, publishes and distributes online gaming content and entertainment for online gaming companies in a B2B business model. The acquisition is of a strategic technology enabler that augments our content distribution capabilities for customers looking to expand their brand with online interactive offerings.

On June 15, 2012, we acquired Phantom, an Iowa based company that is a leading publisher and developer of interactive casino and slot-based games for social, casual and mobile gaming entertainment. The acquisition further expands our capabilities in online content development and distribution across the rapidly growing social, casual and mobile channels.

These two acquisitions, individually and in the aggregate, are not material to our Consolidated Financial Statements.

Industry Overview

The gaming industry is a large and dynamic worldwide marketplace, subject to extensive local jurisdictional regulations. Casino and other legal gaming operators continuously seek to increase their revenue growth and profitability. The importance of gaming machine revenue to casino operators’ profitability has created demand for gaming machines that have the ability to generate superior daily net win. As a result, gaming equipment manufacturers have increasingly focused on enhancing the overall entertainment value and appeal of games and gaming machines, which drives the demand for the replacement of older games and gaming machines. We believe that earnings performance of our products is the primary driver of customer demand. See “Overview” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. As a result, gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in fiscal year 2010 and 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. New unit demand from new casino openings and casino expansions increased in fiscal 2012; however, we expect such demand to decrease in fiscal 2013. The macroeconomic challenges due to the economic crisis, the operational challenges that led to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012 and increased competition from our competitors has lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 than in fiscal 2011 and 2010.

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

We believe the most significant technology changes and developments during the last decade that drove the demand for the past replacement cycles were: (1) the development of video gaming machines that simulate mechanical reel gaming machines, (2) the introduction of gaming machines with secondary bonus rounds, (3) printed ticket payouts instead of coin payouts and (4) low denomination wagering coupled with local-area and wide-area progressive jackpots. We expect technology to continue to be a significant element that drives demand, along with the emphasis by casinos for the types of gaming products that deliver higher net win per gaming machine. Once the gaming machines are connected to a networked gaming system, data can pass in real time between the servers and the gaming machines, which will enable new applications, game functionality and system-wide features. These networks will require regulatory approval in each gaming jurisdiction prior to any implementation and will represent an important addition to our existing portfolio of product offerings.

Business Strategy

In order to continue to grow revenues, profits and cash flow, we have been executing on key business strategic priorities throughout the last three fiscal years; however, given the continuing lower levels of capital spending by casinos over the last three years, and with no leading indicators that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and the beginning of fiscal 2012. We still believe our long-term vision is intact but, as a result of this review, we refined our business strategies as discussed below. For further discussion of our fiscal 2012 results related to these business strategies – See “Our Focus” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our four business strategic priorities are as follows:

Strategic Priority One: Continue to grow our installed participation product base and improve our daily average revenue. Certain of our games and products are only available through lease arrangements where we earn a daily lease rate that is based on either a percentage of the net win, a percentage of the coin-in or a fixed daily lease rate. We invest our capital in the placement of these leased gaming machines; our business strategy has been to maximize our return on invested capital for our participation installed base. A key element of our success has been to limit the number of units of each game theme installed in each casino. The result is that due to the popularity of the games, with a limited supply, the performance of the games has remained high for a longer period. We have also removed participation gaming machines from lower performing casinos and placed them in higher performing casinos to enhance our return on investment. Most of our new participation game themes that we launched in fiscal 2011 and fiscal 2012 resulted in replacing existing participation gaming machines, as during this period, we also upgraded a major portion of our installed base from Bluebird gaming machines to Bluebird2 and Bluebird xD gaming machines. We experienced delays in getting approvals for certain of our new participation game themes in fiscal 2011 and the first half of fiscal 2012 and, by not having new game themes to replace some of our older game themes, we experienced a higher level of removals of participation gaming machines than in the prior two years.

Our revenues and gross profit from the installed base of participation gaming machines, along with the return on capital deployed also are key contributors to the cash flow provided by our operating activities. In the June 2012 quarter, we introduced the first two participation games using our next-generation CPU-NXT3 platform; Aladdin & the Magic Quest® and Super Team®. We believe the enhanced capabilities of this new platform will enable us to develop games with higher earnings performance. We expect to migrate development of all of our participation games to this new platform over the next several years, while we will continue to support previous platforms. In the second half of fiscal 2013, we intend to introduce a new gaming cabinet in our participation installed base that will utilize the CPU-NXT3 platform, which we expect will also enhance game performance. By continuing to focus on return on invested capital in our participation installed base and introducing innovative new participation games and cabinets we intend to continue to grow our participation revenues, profitability and cash flows.

Strategic Priority Two: Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games, game content and products for our customers worldwide. During the past eight years, we have enhanced our product development efforts by adding key management, design personnel and software engineers to our product development group. We added facilities and organized our game development group into a studio team structure that continues to promote innovation while driving a more focused development approach. We place substantial emphasis on our Player Driven Innovation process that incorporates player feedback and market research into our development process in order to create game content and gaming experiences that appeal to casino patrons. We develop, acquire and license intellectual property and advanced technologies that we believe enable innovative and appealing games which, coupled with a focused product portfolio management plan, allows us to expand our selection of differentiated products to casino operators. We offer our products in several different cabinet styles, which help increase overall demand and substantially all of the games we have developed over the last two years are designed to be used on our Bluebird2, Bluebird xD and Bluebird2e cabinet styles. The major areas of hardware development include cabinet style, technical capability, circuit board design and related programming and button panel decks and displays.

We are dependent, in part, on innovative new products, new casino openings, casino expansions, replacement of older gaming machines, continued market penetration, new market opportunities and new distribution channels to generate growth in product sales. Each gaming machine requires a game software platform to manage the gaming machine hardware and deliver the game theme software. Gaming software platforms are constantly updated to keep pace with the increasing complexity of game play requirements, regulatory requirements and expected future game theme software releases. Later in fiscal 2013, we will begin introducing games in product sales using our next-generation CPU-NXT3 platform in a new hardware cabinet, which we believe will enable us to offer games with higher earnings performance.

While different cabinet styles can enhance the player’s gaming experience, we continue to believe that the game itself is the key factor that determines the popularity and earnings performance of the gaming machine. We conduct extensive market research with casino players to determine what they want, whether the products we are developing meet with their expectations and to identify brands we should attempt to license and technologies we should develop, license or acquire to enhance the player’s experience. After the restructuring we announced in the September 2011 quarter, we now have six game development studios, which are based around the globe, that utilize the results of the market research in the ongoing development of new games and gaming experiences.

In fiscal 2013, we expect to introduce our My Poker® video poker games, our first new video poker games in several years, which will be on our Bluebird xD cabinet with a new button panel designed specifically for poker players. My Poker demonstrates our product development team’s commitment to deliver next-generation innovative products through our Player Driven Innovation focus on enhancing players’ gaming experiences, which includes Player’s Life Web Services that enables players to save their personal settings, so that when they return to the casino and log in, the game will automatically restore their personal poker experience. By offering this new product line, we believe we will increase our share of poker game shipments, which should help increase our share of new unit shipments.

For the United States and Canada, we believe that WMS and four of its largest competitors, International Game Technology Inc. (“IGT”), Bally Technologies, Inc. (“Bally”), Aristocrat Leisure Ltd (“Aristocrat”) and Konami Co. Ltd. (“Konami”), account for over 90% of all new units shipped. Based on information publicly available from each of these companies, we believe that our annual share of total units shipped amongst these five companies grew from just over 20% in fiscal 2009 to just over 25% in fiscal 2011 but shrank to just over 20% in fiscal 2012. We believe these fluctuations in ship share relate to the popularity of our products with players and the resulting earnings performance that our products have generated for casino operators.

We are authorized to sell and lease our gaming machines in approximately 143 international gaming jurisdictions. We continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We have international sales and distribution offices in Argentina, Canada, China, Mexico, South Africa and Spain.

In fiscal 2013, we expect that demand from new casino openings and expansions to be lower and replacement demand will increase as a result of higher demand from the Canadian VLT operators beginning a cyclical replacement of all of their VLTs over the next few years. We expect to grow our global product sales revenues, profits and cash flow and increase our ship share as a result of our continued focus on creating innovative new games and products, our direct launch into new markets worldwide, the expansion of existing casinos and opening of new casinos and new jurisdictions and continued penetration of existing markets and entering new distribution channels and by offering a new poker product.

Strategic Priority Three: Drive Margin Improvements. We have cross-functional teams focused on margin improvement and several of our strategy deployment projects focus on different aspects of margin improvement. We continue to implement lean sigma initiatives (i.e. processes which help us focus on improving quality and eliminating non-value added steps) to further our process improvement initiatives and improve the flow of our business transactional processes. We also benefit from raw material sourcing initiatives and, once the replacement cycle shortens, we expect to benefit from an expanded volume of business, which should result in greater volume discounts of raw material component parts from our suppliers and enable us to spread our manufacturing overhead cost over a larger number of units thereby reducing cost per unit. We believe these initiatives will continue to drive margin improvement in future years, especially with the margin improvement progress on our Bluebird xD and Bluebird2e product line.

Strategic Priority Four: Invest in the establishment, development and operation of our interactive gaming products and services. In the December 2010 quarter, we launched our B2C, online casino website for residents in the United Kingdom, although we did not begin to market the site until February 2011. Our Jackpotparty.com online casino offers a variety of our popular slot games and certain card and table games. The success of our gaming content, technology foundation and iGaming capabilities allows us to provide online capabilities to consumers in other jurisdictions on a B2C basis. In the United States, the States of Nevada and Delaware have adopted legislation to legalize certain forms of online gaming and federal legislators and certain other state legislators and governments in Canada and Europe are considering legalizing certain forms of online gaming. Expansion of online gaming could expand our revenue opportunities depending on the type of online gaming approved. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. In fiscal 2012, we also launched our efforts to provide B2B online gaming services. We entered into an agreement with Groupe Partouche, the largest casino operator in Belgium and one of the largest casino operators in Europe, to provide a fully managed, end-to-end online casino site in Belgium. In addition, in May 2012 we acquired Jadestone to accelerate integration of game servers with customers’ online gaming platforms that will facilitate broader distribution of our content library for our B2B products and services. Also in fiscal 2012, we began earning revenues from our Lucky Cruise social game on Facebook and revenues from the sale of select WMS games that have been ported to operate on mobile devices and PC’s. In June 2012, we further expanded our social, casual and mobile presence through the acquisition of Phantom. Additionally, in July 2012, we entered into a strategic alliance with Dragonfish, the independent B2B division of 888 Holdings, that expands our B2B online product offering in the United States with one of the world’s leading online poker solutions. We will focus on the growth, development and operational execution of our worldwide online, social, casual and mobile gaming initiatives to optimize the benefits of iGaming for casino operators and their players. We expect with a broader set of interactive products and services and a more focused effort resulting from bringing all of our interactive products and services under one organization and leadership structure, we will be able to grow our interactive revenues and profits in the future.

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

Our Chicago research and development facility is a state-of-the-art technology campus that houses most of our research and development team, including four game development studios and in July 2012, we completed construction of a new 120,000 square foot facility to provide for further growth. We have additional game development studios in Las Vegas and Sydney and additional research and development staff in Atlanta, Las Vegas and Reno. Earlier in fiscal 2011, we opened a research and game development facility in Pune, India and in late fiscal 2012 we tripled the size of our office. Each of our game development studios works concurrently on multiple games and is staffed with producers, software developers, graphic artists, mathematicians and game developers. In some cases, we may outsource testing and graphic design functions to independent firms under contract to us. In addition, we have a defined process to review new game ideas submitted by third parties for consideration by us to license, develop and commercialize.

In July 2009, we opened the Casino Evolved™ Advanced Technology Lab (“CEATL”) at our technology campus in Chicago. The CEATL is a dynamic collaborative research and development laboratory focused on advancing the development of products that highlight our leadership in evolving the casino slot floor to a networked environment for the benefit of casino operators and their customers. It also serves as a platform for the future evolution of products and services that will allow entertaining gaming content to be enabled on new platforms.

During fiscal 2012, 2011 and 2010, we expensed $94.5 million, $117.0 million and $105.9 million, respectively, of design, research and product development costs, including $3.0 million in fiscal 2011 related to the write-down of intellectual property assets. We expect amounts spent on research and development will represent 15% to 16% of total revenues in fiscal 2013 as we expand our product development initiatives for our interactive products and services and accelerate our efforts to design games, system applications and gaming machines that enhance the player experience and drive profitability for us and casino operators, and as we continue the roll out of our networked gaming systems and applications.

Sales and Marketing

We are authorized to sell or lease our gaming machines to casinos in 214 tribal jurisdictions, 31 state jurisdictions and 143 international gaming jurisdictions worldwide. See “Government Regulation” below. In most gaming jurisdictions, we sell our gaming machines directly, rather than through distributors, which we believe allows us to provide superior customer service and enhances profitability. We also distribute WMS games that are ported to online, social, casual and mobile gaming platforms. No single customer, including corporate customers with multiple casino properties, accounted for 10% or more of our revenues in fiscal 2012, 2011 or 2010.

We sell and lease our gaming machines through 34 salespeople in offices in several United States locations, and 17 salespeople in international locations. Our salespeople earn a salary and commissions on both product sales and gaming operations revenues generated. The sale and lease of gaming machines takes place throughout our fiscal year and the order sizes typically range from a small quantity of units to several hundred units. We conduct one-on-one meetings with our customers to demonstrate our products at their locations, host customers at private demonstrations in our offices and at other locations and participate in various trade shows domestically and internationally each year. In certain cases, we respond to competitive requests for proposals from private and public entities who are seeking to purchase gaming machines. We advertise in trade and consumer publications that appeal to casino operators, their employees and casino patrons. Usually, with the launch of a featured product or product category, we will design web-based learning experiences for both employees and customers. We use thematic and interactive web-based micro sites as a means to educate our customers and players about our products, and allow them to learn and explore different aspects of our products at their convenience, while also providing instant win and sweepstakes prizes.

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

For international markets, we have translated our most popular games into Spanish, Portuguese, French, Italian and Mandarin Chinese. No single country outside of the United States accounted for 10% or more of our revenues in fiscal 2012, 2011 or 2010. Revenues derived from customers outside of the United States accounted for approximately $209 million, $260 million and $218 million for fiscal 2012, 2011 and 2010, respectively. Geographic revenue information is determined by country of destination. Substantially all international sales are made in United States dollars. Revenue from participation games has been primarily limited to Canada and the United States, and we expect this trend to continue. See Note 17. “Information on Geographic Areas,” to our Consolidated Financial Statements.

About half of our product sales revenues are sold on normal payment terms of 30 to 120 days and half are sold with extended payment terms for periods up to one year and beyond, and in some cases for terms up to three years, with interest at market rates in excess of our borrowing rate recognized for terms greater than twelve months. Our international expansion has required us to provide, in certain jurisdictions, a greater amount of financing terms of 18 to 36 months. In addition, in fiscal 2010 we entered two new markets, Mexico and New South Wales, Australia, where the existing payment terms were over similar extended periods.

Also, as a result of the financial market crisis, which began in 2008 and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to select customers. This expanded extended payment term program is expected to continue for the foreseeable future, until the global economy and consumer discretionary spending improve and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price which provides added profitability to the sale. We believe our competitors have also expanded their use of extended payment terms to finance customer receivables. In aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our revenues have been favorably impacted. Customers consider numerous factors in determining whether to issue a sales order to us including, among others, expected earnings performance of the gaming machines (which we believe is the most significant decision factor), selling price, the value provided for any trade-in of used gaming machines, parts and game conversion kit support and payment terms. If we ceased providing an expanded amount of extended payment terms, we believe we would not be competitive for some customers in the market place and that our revenues and profits would likely decrease.

At the end of fiscal 2011, we began to offer select customers operating lease agreements over 36 to 60 months, which provide for monthly payment terms over the course of the lease. We expect the number of operating lease agreements to increase in fiscal 2013 as we expect a portion of the new VLT market in Illinois will be conducted through operating leases.

Competition

The gaming machine market is highly competitive and is characterized by the continuous introduction of new games, new gaming machines and new technologies. Our ability to compete successfully in this market is based, in large part, upon our ability to:

➢	Develop and offer games and gaming machines with higher earnings performance than the games and gaming machines offered by our competitors;

➢	Create an expanding and constantly refreshed portfolio of games;

➢	Identify and develop or obtain rights to commercially marketable intellectual properties;

➢	Adapt our products for use with new technologies;

➢	Implement product innovation;

➢	Offer mechanical and electronic reliability;

➢	Generate brand recognition;

➢	Implement effective marketing and customer support; and

➢	Offer competitive prices, payment terms and lease terms.

We estimate that about 25 companies in the world manufacture gaming machines and VLTs for legalized gaming markets. Of these companies, we believe that Aristocrat, Bally, IGT, Konami, Lottomatica’s G-Tech Holdings subsidiaries Atronic Casino Technology and Speilo Manufacturing Inc., Multimedia Games, Inc., the Novomatic Group of Companies and WMS have the preponderance of this worldwide market. In the categories of video and mechanical reel gaming machines, we compete with market leader IGT, as well as Aristocrat, Aruze Corp., Lottomatica’s Atronic Casino Technology subsidiary, Bally, Franco Gaming Ltd., Konami, Multimedia Games, Inc., the Novomatic Group of Companies and Unidesa Gaming and Systems. In the VLT category, we compete primarily with Bally, IGT, Lottomatica’s G-Tech Holdings and Speilo subsidiaries and Scientific Games Corp.

Our competitors vary in size from small companies with limited resources to a few large multi-national corporations with greater financial, marketing and product development resources than ours. The larger competitors, particularly IGT, have an advantage in being able to spend greater amounts than us to develop new technologies, games, products and invest in online, social, casual and mobile gaming. In addition, some of our competitors have developed, sell or otherwise provide to customers security, centralized player tracking and accounting systems, which allow casino operators to accumulate accounting and performance data about the operation of gaming machines, and we do not offer such products.

Manufacturing

We currently manufacture substantially all of our gaming machines at our facility in Waukegan, Illinois. We are continuously reconfiguring our assembly lines in order to lower our manufacturing lead times, eliminate wasteful activities, improve productivity and effectively increase our production capacity. We completed an expansion of our Waukegan facility in July 2007 to a total of 350,000 square feet in order to consolidate under one roof warehousing and distribution activities that were maintained at outside-leased facilities, which improved production efficiencies. We also refurbish used gaming machines at our Las Vegas facility. We implemented a few finishing lines in both our Las Vegas and Barcelona offices in fiscal 2012 that will allow us to be more responsive to customer demand. These lines will allow for the completion and testing of our gaming machine assemblies, which will be mostly assembled in our Waukegan facility.

Manufacturing commitments are generally based on sales orders from customers. However, due to uneven order flow from customers, component parts common to all gaming machines are purchased and assembled into a partial product that are inventoried in order to be able to quickly fill final customer orders. Our manufacturing processes generally consist of assembling component parts and sub-assemblies into a complete gaming machine. Through the use of lean sigma processes in the design of our Bluebird2, Bluebird xD and Bluebird2e gaming machines and setting up the supply chain processes for these gaming machines, we expect to achieve our operating and strategic sourcing initiatives, and we currently can ship a standard black Bluebird2 gaming machine within less than two weeks of receiving the signed customer order, which is less than the lead time for our original Bluebird product.

We generally warrant our new gaming machines sold in the U.S. for a period of 365 days, while we warrant our gaming machines sold internationally for a period of 180 days to one year. Our warranty costs have not been significant. We provide several after-sale services to our customers including customer education programs, 24-hour customer service telephone hot line, a website for technical support, field service support programs and spare parts programs. We also sell used gaming machines, including products made by us as well as those produced by our competitors which we have taken back as trade-ins from our customers. Generally, we acquire used gaming machines as trade-ins toward the purchase of new gaming machines. We also sell participation gaming machines that we no longer need in our installed base as used gaming machines. While a small secondary market exists in the United States, used gaming machines are typically sold direct by us internationally or to United States-based distributors and then resold in international markets where the higher price point of a new gaming machine may be too costly. Where appropriate, we incur costs to recondition our used gaming machines for resale or we may elect to destroy the used gaming machines. We also sell used gaming machines in lots on an “as is” basis to licensed used equipment brokers and customers.

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

Patent, Trademark, Licenses, Copyright and Product Protection

Each game, gaming machine and associated equipment embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in the aggregate. During fiscal 2012, 2011 and 2010, we utilized three technologies licensed from two separate third parties in substantially all of our gaming machine products we sold or leased.

We seek to protect our investment in research and development and the unique and distinctive features of our products and services by maintaining and enforcing our intellectual property rights. Our capitalized patents, trademarks and licenses have remaining useful lives of up to 10, 5 and 10 years, respectively. We believe that the expiration of those patents, trademarks and licenses with expiration dates in the near future will not have a material impact on our business. See Note 9. “Intangible Assets” to our Consolidated Financial Statements.

We have obtained patent protection covering many of our products. We were granted 124 U.S. patents during fiscal 2012, 44 during fiscal 2011 and 41 during fiscal 2010, and continue to apply for many patents in the United States and elsewhere to protect inventions in our products and resulting from our research and development efforts. We generally seek to obtain trademark protection in the U.S. for the names or symbols under which we market and license our significant products and game concepts. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual property licensed from third parties. We file for patent rights and trademark protection internationally in a number of key countries, based upon the nature of the patent or trademark, the laws of the given country and our anticipated product placements in that country.

Brand Licenses and Technology

We believe that our use of licensed brand names and related intellectual property contributes to the appeal and success of our products, and that our future ability to license, acquire or develop new brand names is important to our continued success. Therefore, we continue to invest in the market positioning of WMS and the awareness and recognition of our brand names and brand names that we license. WMS’ portfolio of licenses includes industry leading WMS brands such as Jackpot Party, Life of Luxury and Reel ‘em In.

Certain of our games are based on popular brands licensed from third parties, such as Hasbro International, Inc. (“Hasbro”), Fremantle Media North America, CBS Studios Inc., Turner Entertainment Co. and Warner Bros. Consumer Products Inc. (“Warner Bros.”). Typically, we are obligated to make minimum guaranteed royalty payments over the term of the license agreement and to make advance payments against those commitments. The licensor typically must inspect and approve any use of the licensed property.

On June 11, 2009, we entered into a new long-term license agreement with Hasbro whereby we agreed to license certain intellectual property and proprietary rights owned or controlled by Hasbro in titles such as MONOPOLY, BATTLESHIP, YAHTZEE and CLUE for use in our gaming machines. The agreement was effective April 1, 2009 and has an initial term through December 31, 2016. We have the right to extend the license for an additional three-year term if certain conditions are satisfied. We currently have approvals for more than 60 MONOPOLY branded games, including 19 MONOPOLY WAP games.

On October 31, 2006, we entered into a long-term license agreement with Warner Bros. under which we license certain intellectual property owned or controlled by Warner Bros. for the 1939 motion picture “The Wizard of Oz” for use in our gaming machines. We amended this agreement in July 2011 so that it now runs through 2020. Other licensed brands we use in our products include: an exclusive agreement to develop, market and distribute games using the brands THE PRICE IS RIGHT; THE LORD OF THE RINGS; HAPPY DAYS and STAR TREK, among others.

The following three licensed technologies are utilized in substantially all of our gaming machine products:

Several of our competitors have pooled their intellectual property patents that provide cashless gaming capabilities, specifically ticket-in ticket-out technology. Using this technology, when casino patrons cash out from a gaming machine they receive a printed ticket instead of coins. We have a non-exclusive, royalty-bearing license for certain patents related to this technology with IGT through the expiration date of the relevant patents and we pass through the license fee to our customers for product sales.

The original operating system for our Bluebird gaming machines, CPU-NXT, was developed in 2003 by Sierra Design Group Inc. We have a perpetual license to use this technology and have no continuing payment obligation for this license. Our CPU-NXT2 and recently launched CPU-NXT3 operating systems were developed internally and are based on CPU-NXT.

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

We believe we hold all of the licenses and permits necessary to conduct our business. In all, we are authorized to sell or lease our gaming machines to casinos in 388 jurisdictions worldwide, including approximately 143 international gaming jurisdictions.

We and our key personnel have obtained or applied for all approvals necessary to maintain compliance with these regulatory agency requirements. The regulatory requirements vary among jurisdictions, but the majority of jurisdictions require licenses, permits or findings of suitability for our company, individual officers, directors, major stockholders and key employees, and documentation of qualification. We must satisfy all conditions for each gaming license or permit. Our gaming equipment and software also must be approved either by a gaming agency laboratory or a private laboratory authorized by the gaming authority.

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

The gaming industry is complex and constantly evolving, particularly in new jurisdictions. We continue to devote significant resources to ensure regulatory compliance throughout our company. Additionally, we have an active gaming compliance committee consisting of one outside consultant and two members of our board of directors that works in concert with our regulatory compliance department to avoid any appearances of impropriety as a result of a business relationship or new market opportunity. We have never been denied a gaming-related license, nor have our licenses ever been suspended or revoked.

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

Seasonality

See Item 7. “Management’s Discussion Analysis of Financial Condition and Results of Operations—Results of Operations—Seasonality.”

Employees

As of June 30, 2012, we employed 1,714 persons, including 242 that are internationally based. Approximately 217 of our domestic employees are represented by the International Brotherhood of Electrical Workers (the “IBEW”). Our collective bargaining agreement with the IBEW relates to our Waukegan, Illinois manufacturing facility and expires on June 30, 2014. We believe that our relations with our employees are satisfactory.

As a result of the restructuring we announced in the September 2011 quarter and the sale of our SiP business in July 2011, we have streamlined our product management and product development functions, simplified product plans and further prioritized on-time commercialization of new game themes, products and portal gaming applications. As part of our restructuring, in fiscal 2012 we implemented a 10% reduction in our workforce, most of which occurred in the September 2011 quarter.

ITEM 1A.	RISK FACTORS

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

Gaming licenses, regulatory approvals and gaming legislation impact the ability to operate our business and sell and lease our products:

➢

The manufacture and distribution of gaming machines and games and the operation of our online casino is subject to extensive federal, state, local and foreign regulations and taxes. Most of the jurisdictions in which we operate require licenses, permits, documentation of qualification, including evidence of financial stability and other forms of approval of our company and our officers, directors, major security holders and key personnel, along with our products. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. In addition, gaming authorities may levy fines against us or seize our assets if we violate gaming laws or regulations. We cannot assure you that we will be able to obtain or maintain all necessary registrations, licenses, permits or approvals, that the licensing process will not result in delays or adversely affect our operations and our ability to maintain key personnel, or that complying with these regulations will not increase our costs.

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

➢

Each of our games and gaming machine hardware and software and our online casino must, when required, be approved in the jurisdictions in which it is operated, and we cannot assure you that a particular game and gaming machines, hardware, software or our online casino will be approved in any jurisdiction. Our networked gaming technology requires regulatory approval in gaming jurisdictions prior to any shipment or implementation and, although we have received approvals from some jurisdictions, we cannot assure you that we will receive the additional approvals we would need to offer the product in other gaming jurisdictions.

➢

To expand into new jurisdictions, we may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major security holders, key personnel or business partners. If we fail to seek, do not receive or receive a revocation of a license in a particular jurisdiction for our games, gaming machines, hardware, software or online casino, we cannot operate, sell or place on a participation or leased basis our products in that jurisdiction.

➢

Delays in, amendments to or repeals of legislation approving gaming or the expansion of gaming in jurisdictions in which we operate or plan to commence operations may adversely affect our operations. Delays in approvals of our customers’ operations or expansions of their operations may adversely affect our operations.

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

Our business is vulnerable to changing economic conditions and current unfavorable economic conditions have impacted and could continue to negatively impact our business:

➢

Existing unfavorable general economic conditions reduce disposable income of casino patrons and result in fewer patrons visiting casinos and lower amounts spent per casino visit. This decline in disposable income could result in reduced play levels on our participation gaming machines, causing our cash flows and revenues from these products to decline. Additionally, higher airfares, gasoline prices and other costs may adversely affect the number of players visiting our customers’ casinos. Current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the casino industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business.

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

➢

Furthermore, current unfavorable economic conditions have and could continue to impact the ability of our customers to make timely payments to us. In mid-fiscal 2009, we began implementing a program to provide a greater than historical amount of extended payment term financing arrangements to certain of our customers, which could increase our collection risk. We have continued this program throughout fiscal 2012 and this program will likely continue until the economy and consumer discretionary spending improves. Our bad debt expense increased by $2.8 million to $6.7 million as our total accounts and notes receivable, net in fiscal 2012 increased by $38.9 million compared to fiscal 2011. We experienced fewer customers filing for protection under the bankruptcy laws in fiscal 2012 than in fiscal 2011; however, we recorded $3.6 million of bad debt expense in fiscal 2012 to write-down receivables following government enforcement actions at certain casinos in Mexico. We also experienced a higher level of customer refinancings in fiscal 2012 than in fiscal 2011. If customers are not able to pay us, we may incur additional provisions for bad debt related to lack of collectability of certain receivables.

➢

In fiscal 2012, we reduced our global workforce by approximately 10% and incurred pre-tax charges of $9.7 million primarily for cash severance costs and other expenses. The workforce reduction and any future workforce or other expense reductions may have an adverse impact on our development activities, costs and our ability to attract and retain key personnel.

➢

In late fiscal 2011, we began to offer select customers operating lease agreements over 36 to 60 months, which provide for monthly payments and revenue recognition over the term of the lease in contrast to product sales where the revenue is recognized upon shipment of the gaming machines and satisfaction of all revenue earning requirements. Entering into operating leases instead of product sales agreements reduces our revenues in the accounting period when the transaction commences. We expect the number of operating leases to increase in fiscal 2013, but cannot predict the level of customer demand for these arrangements. If customer demand for operating lease terms exceeds our expectations, the arrangements may result in a shortfall in the expected product sales revenues recognized in a specific quarter and an increase in the recurring revenue that would be recognized over future periods.

Our revenue and profitability depend on our ability to continue to timely develop new technologies and high earning products that appeal to the player and are free from hardware or software anomalies and cannot be fraudulently manipulated:

➢

The gaming business is characterized by the rapid development of new technologies and the introduction of new products using such technologies. We must continually adapt our products to incorporate new technologies and if we cannot adapt, or do not timely adapt new technologies, our operations may be adversely impacted.

➢

The success of a newly introduced technology is dependent on our customers’ acceptance of a dynamic change in the way they manage their business and such acceptance may nevertheless only build gradually over time. Delays in acceptance by our customers of new technologies have and may continue to adversely affect our operations.

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

➢

Our success also depends on continually developing and successfully marketing new games, gaming machines and our online casino with strong and sustained player appeal. A new game or gaming machine will be accepted by our customers only if we can show that it is likely to produce more revenue and net win to a casino operator or player appeal to an online casino customer than our existing products or our competitors’ products in some cases. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the gaming machines purchased by the casinos. Additionally, we are at risk that customers may cancel orders for products that are not performing to expectations at other casinos. If a new product does not achieve significant market acceptance, we may not recover our development, regulatory approval and promotion costs.

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

➢

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines and our online casino. All of our games are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these features will effectively stop all fraudulent activities. If our security features do not prevent fraud, we could adversely be affected.

➢

Our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines and our online casino may give rise to claims for lost revenues and earnings and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of our gaming licenses, or other disciplinary action. Additionally, in the event of such issues with our gaming machines and our online casino, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay our other projects.

➢

In fiscal 2011 and the first half of fiscal 2012, we experienced delays in launching new products due to the new technologies we were imbedding in our participation products and as a result of not having as many new participation game themes approved, some of our older game theme performance lagged resulting in a higher level of removals of participation gaming machines, which caused a reduction in the installed base. We cannot assure you that we will be able to obtain or maintain all necessary approvals or that the approval process will not result in delays or changes to our business plans.

➢

Our network gaming applications interface with each gaming machine operating system software that we refer to as a “game platform.” The game platform manages the software needed to operate the gaming machine. Our network gaming applications, game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play, technology and regulatory requirements. We cannot assure you that we will be able to obtain, maintain or manage the level of complexities arising from network gaming applications and gaming platforms and obtain all necessary approvals or that the approval process will not result in costly delays, lost network gaming application revenue or changes to our business plans.

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

➢

Substantially all of our gaming machines and our online casino utilize trademarks, technologies and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain, retain and/or expand licenses for popular technologies and intellectual properties in a competitive market. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the games or gaming machines that use the licensed technology or intellectual property or bear the licensed marks.

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

➢

We have entered into multiple agreements to license intellectual property and technologies that, as of June 30, 2012, had a net book value of $117.5 million and total potential future commitment of $73.8 million, including contingent payments. We also have other finite-lived intangible assets, including patents and trademarks, with aggregate net book value of $20.2 million as of June 30, 2012. If we determine that we may not realize the value of any of the finite-lived intangible assets, net or commitments, we would record an immediate charge against earnings up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 9. “Intangible Assets” to our Consolidated Financial Statements for further information on the amount of intangible assets recorded on our Consolidated Balance Sheets and Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements for further information on total potential future commitments.

Our industry is competitive:

➢

The gaming business is intensely competitive. Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets. Obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. Competitors with a larger installed base of gaming machines than ours have an advantage in obtaining and retaining the most space and best positions in casinos and established online casinos have the advantage of an established player network.

➢

In addition, some of our competitors have developed and sell or otherwise provide to customers centralized player tracking and accounting systems, which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. By not having such systems, we are at a competitive disadvantage.

➢

Our profitability is somewhat dependent on our ability to successfully enter into new markets and new channels of distribution, such as networked gaming software applications and interactive gaming. We currently operate an online casino, but we cannot guarantee user acceptance, expansion of markets or profitability for our online casino. We cannot assure you that new markets or channels of distribution will become available or that our products will receive the proper regulatory approvals, be accepted by customers or casino players or will perform as well in these markets as they have in our traditional markets.

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

➢

We have expanded our use of extended payment term financing of customer’s purchases over the last three years and expect to continue providing a higher level of extended payment term financing until the economy improves and demand from our customers for such financings abates. We believe that our competitors have also increased the amount of extended payment term financings offered to customers. As some of our competitors are larger than we are they may be able to provide a greater amount or better terms than we can and that may impact demand for our products. We began to offer operating lease agreements to customers in late fiscal 2011 and similarly, our larger competitors may be able to provide a greater amount or better terms than we can and that may impact demand for our products. In addition, both extended payment term financing and operating leases result in a delay in our receipt of cash, which reduces our cash balance and financial flexibility to respond to changing economic events.

Our business is subject to political, market and financial risks:

➢

The gaming industry can be affected by public opinion of gaming. In the event that there is a decline in public acceptance of gaming, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through legislative and regulatory changes, including tax increases in existing gaming markets, our ability to continue to sell and lease our gaming machines and operate our online casino in those markets and jurisdictions would be adversely affected. We cannot assure you that public opinion will continue to support legalized gaming.

➢

Our gross margins are impacted by decreases to our selling prices or our average daily revenue and increases to our costs of products sold including higher material costs due to the fluctuating commodities markets, higher labor costs and increased freight charges reflecting escalating gas prices. We may experience lower gross margins in the future if any of these events occurs.

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

➢

In fiscal 2012, the governmental authorities in Argentina modified the rules related to importing product and limiting the exchange of pesos into dollars and the transfer of funds from Argentina. This has been a dynamic situation and we continue to monitor it closely. Currently our legal entity in Argentina cannot directly import our gaming machines, and if the governmental authorities do not change their rules or we do not find an alternative method to import product into Argentina, our revenues from customers in Argentina will be lower in fiscal 2013 than in fiscal 2012. Our accounts and notes receivable, net in Argentina at June 30, 2012, was $64.9 million, which is denominated in U.S. dollars, although customers pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on date of payment. In addition, at June 30, 2012, we had approximately 58.0 million pesos, equal to approximately $12.8 million, in our Argentina bank account that we cannot immediately translate to U.S. dollars to transfer out of the country. If the government in Argentina decides to devalue the peso, we would record charges in our Consolidated Statements of Income based on the amount of pesos in our bank account and our customers would be required to pay us a greater amount of pesos when paying our invoices in the future and we cannot guarantee that customers will be able to pay such higher amounts. Without any changes in the Argentine government’s current restrictions on currency transfer, we expect the amount of pesos in our Argentinian bank account to grow as we collect our Argentinian accounts and notes receivable in fiscal 2013 and beyond which would increase our exposure to any currency devaluation.

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

➢

Our credit facility contains financial covenants which may restrict our ability to, among other things, make certain levels of capital expenditures; incur additional debt; incur liens; change the nature of our business; merge with or acquire other companies; liquidate or dissolve; limit share repurchases; and sell, transfer, lease or dispose of all or substantially all of our assets.

New products may be subject to complex revenue recognition standards, which could materially affect our financial results:

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

➢

Our manufacturing facility in the United States is dependent on union employees that are represented by the IBEW under a collective bargaining agreement that was renegotiated in June 2011 and expires on June 30, 2014. While we believe our relations with our employees are satisfactory, we cannot predict whether we will be successful in negotiating a new collective bargaining agreement without any disruptions in our manufacturing. Any disruption in our manufacturing could have an adverse effect on our revenues and expenses.

The existence of our preferred stock could adversely affect the market price of our common stock:

➢

Our certificate of incorporation authorizes the issuance of five million shares of preferred stock with designations, rights and preferences that may be determined from time to time by the board of directors. Accordingly, our board has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. Our board of directors could use preferred stock to discourage, delay or prevent a change in control. The existence of the preferred stock could adversely affect the market price of our common stock.

Our online, social, casual and mobile products and services are part of a new and evolving industry, which presents significant uncertainty and business risks:

➢

Online, social, casual and mobile gaming is a relatively new industry that continues to evolve. The success of this industry and our interactive products and services will be affected by future developments in social networks, mobile platforms, regulatory developments, data privacy laws and regulations, and other factors that we are unable to predict, and are beyond our control. We expect that we will increase our investment in these products and services as they grow and that we will incur losses during the start-up phase over the next two years. This environment can make it difficult to plan strategically and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future operating results relating to our interactive products and services may be difficult to predict and we cannot provide assurance that our interactive products and services will grow at the rates we expect, or be successful in the long term.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Manufacturing Facility & Corporate Headquarters

Our main manufacturing facility and corporate headquarters is located in Waukegan, Illinois, a suburb of Chicago, where we own a facility of more than 350,000 square feet that houses our manufacturing and corporate administrative personnel and also includes warehouse space. This facility was built in 1995 and expanded and improved in both 1998 and 2007. The 2007 expansion enabled us to bring under one-roof raw materials and finished goods that had previously been stored at separate third-party warehouses. We believe our Waukegan facility will be adequate in capacity and condition to satisfy our expected future growth requirements.

Chicago Technology Campus

Our engineering and game development headquarters is located at our technology campus in Chicago, Illinois, where we own six facilities that in the aggregate contain more than 350,000 square feet to house our Chicago-based engineering and game development personnel and our marketing and commercial operations teams. Our main Chicago facility was renovated into a research and development center in 2001 and subsequently we have acquired other properties to house our expanding workforce. Included in the 350,000 square feet is a 120,000 square foot new addition, which we moved into in August 2012. This new facility was designed to achieve a LEED (Leadership in Energy and Environmental Design) Platinum Certification designation, which is the highest level of sustainability awarded by the U.S. Green Building Council (USGBC) and is contiguous to our main Chicago facility. The Chicago technology campus supports the global leadership of our game development and technology efforts and engineering and game development for all North American markets and certain international markets.

Reno

In fiscal 2011, we completed the construction of an approximately 53,000 square foot facility that we own which was occupied in December 2010. This facility allows all of our Reno-based employees to be located in one facility and provides for future expansion.

Leased Facilities

In addition to the physical properties described above that we own, we maintain leased space worldwide including leases related to the recently acquired businesses based in Iowa and Sweden, none of which is material to our operations or our Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16. “Litigation” to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

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

Our common stock, par value $0.50, trades publicly on the New York Stock Exchange (“NYSE”) under the symbol “WMS.” On August 15, 2012, there were approximately 584 holders of record of our common stock.

The high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE, are as follows:

	High	Low
Fiscal Year Ended June 30, 2012
First Quarter	$30.85	$17.30
Second Quarter	22.90	16.24
Third Quarter	25.30	19.97
Fourth Quarter	25.10	18.80
Fiscal Year Ended June 30, 2011
First Quarter	$41.64	$35.04
Second Quarter	49.11	37.73
Third Quarter	48.08	34.38
Fourth Quarter	37.98	27.97

Dividend Policy

No cash dividends were declared or paid on our common stock during fiscal 2012 or 2011. Our ability to pay future cash dividends will depend upon, among other things, our earnings, anticipated expansion, capital requirements, compliance with limitations under our revolving credit facility and financial condition. We do not expect to pay cash dividends in the foreseeable future.

Revolving Credit Facility

See Note 12. “Revolving Credit Facility and Convertible Subordinated Notes” to our Consolidated Financial Statements.

Issuance of Unregistered Securities

None

Repurchases of Common Shares

On August 2, 2010, our Board of Directors announced it was terminating the existing share repurchase program and replacing it with a new $300 million share repurchase program that expires on August 2, 2013. The timing and actual number of shares repurchased will depend on market conditions. All shares will be held in our treasury for possible future use. During fiscal year 2012, we purchased approximately 4.1% of our common shares outstanding, or 2.4 million shares, in open market purchases for approximately $50.4 million at an average cost of $20.62 per share, while during fiscal year 2011, we purchased 2.8 million shares for approximately $101.5 million at an average cost of $36.69. During fiscal year 2010, we purchased 1.1 million shares for approximately $45.0 million at an average cost of $39.61. At June 30, 2012, we had approximately $148.1 million remaining of our current share repurchase authorization.

Information relating to repurchases of our common shares for the fourth quarter of fiscal 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs
April 1, 2012 – April 30, 2012	0	$0	0	$155,253,143
May 1, 2012 – May 31, 2012	181,243	20.82	181,243	$151,479,532
June 1, 2012 – June 30, 2012	168,272	19.74	168,272	$148,157,235

Total	349,515	$20.30	349,515	$148,157,235

See Note 13. “Stockholders’ Equity—Common Stock Repurchase Program” and Note 20. “Subsequent Events” to our Consolidated Financial Statements.

Performance Graph

The following graph compares the cumulative total return (change in common stock price) in our common stock with the cumulative return of the Standard and Poor’s 500 Composite Index and our industry peer group. The peer group consists of Aristocrat, Bally, IGT and Shuffle Master, Inc. The graph assumes $100 was invested in June 30, 2007 in our common stock and in each of the comparison groups and that all dividends were reinvested. The common stock price performance included in this graph is not necessarily indicative of future common stock price performance.

The following graph is not “soliciting material,” is not deemed filed to be filed with the SEC and is not incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the Securities Act) or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in our definitive proxy statement to be filed on or about October 18, 2012 with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

The data as of June 30, 2012 and 2011 and for the years ended June 30, 2012, 2011 and 2010 are derived from our audited Consolidated Financial Statements and related Notes that are included elsewhere in this Report. The data as of June 30, 2010, 2009 and 2008 and for the years ended June 30, 2009 and 2008 are derived from our audited Consolidated Financial Statements and related Notes that are included in other reports previously filed with the SEC.

The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Statement of Income Data:
Revenues	$689.7	$783.3	$765.1	$706.4	$650.1
Total gross profit	429.0	470.7	489.4	448.9	386.2
Impairment and restructuring(1)(2)	9.7	22.2	—	—	—
Operating income	87.4	110.4	167.9	136.6	104.4
Income before income taxes	99.1	123.6	170.5	140.4	105.6
Provision for income taxes	35.0	42.6	57.6	48.2	38.1
Net income(1)(2)(3)(4)(5)	$64.1	$81.0	$112.9	$92.2	$67.5
Earnings Per Share:
Basic	$1.15	$1.40	$2.02	$1.87	$1.34
Diluted	$1.15	$1.37	$1.88	$1.59	$1.15
Weighted-Average Common Shares:
Basic common stock outstanding	55.5	57.7	56.0	49.2	50.2
Diluted common stock and common stock equivalents	55.8	59.0	60.4	59.1	60.6
Dividends Per Common Share	$—	$—	$—	$—	$—
Purchases of Treasury Stock	$50.4	$101.5	$45.0	$40.5	$35.0
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$156.8	$157.1	$130.3	$179.2	$186.2
Investing activities	(194.2)	(157.0)	(108.6)	(113.8)	(117.8)
Financing activities	10.8	(77.0)	9.7	(29.8)	(5.2)
Effect of exchange rates on cash and cash equivalents	(1.8)	0.9	(0.4)	(0.7)	0.4

Increase (decrease) in cash and cash equivalents	$(28.4)	$(76.0)	$31.0	$34.9	$63.6

	As of June 30,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$62.3	$90.7	$166.7	$135.7	$100.8
Working capital	281.5	345.1	414.2	334.3	296.7
Total accounts and notes receivable, net	405.1	366.2	326.2	252.5	206.2
Total assets	1,154.1	1,046.3	1,007.0	856.0	772.7
Long-term debt(6)	60.0	—	—	115.0	115.0
Stockholders’ equity(6)	877.3	855.9	833.9	591.4	510.8

(1)

Net income in fiscal 2012 includes $9.2 million of net after-tax charges, or $0.16 per diluted share, principally recorded in the September 2011 quarter, which includes $6.7 million net after-tax of impairment and restructuring charges, including $3.8 million net after-tax of separation-related costs and $2.9 million net after-tax of costs related to the decision to close two facilities; $2.5 million net after-tax, or $0.04 per diluted share, of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico; and $1.3 million net after-tax, or $0.02 per diluted share, of costs for legal settlements. Net income also includes a net after-tax cash benefit of $1.3 million from litigation settlement recorded in the December 2011 period. See Note 5. “Impairment and Restructuring Charges” to our Consolidated Financial Statements.

(2)

Net income in fiscal 2011 includes $16.6 million of net after-tax charges, or $0.28 per diluted share, which includes $14.3 million, or $0.24 per diluted share, of net after-tax impairment and restructuring charges comprised of $11.8 million, or $0.20 per diluted share, for net after-tax non-cash asset impairments (including $6.8 million net of taxes for impairment of technology licenses, $2.1 million net of taxes for impairment of the Orion™ brand name, $1.9 million net of taxes for an impairment charge to write-down the value of the Orion Gaming facility in the Netherlands to fair value upon closing the facility, $0.9 million net of taxes for impairment of receivables related to government action to close casinos in Venezuela and $0.1 million net of taxes of other impairment charges); and $2.5 million or $0.04 per diluted share for after-tax restructuring charges (primarily separation costs); along with $5.9 million of after-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including charges for inventory write-downs related to winding down the Orion and original Bluebird product lines); partially offset by $2.5 million or $0.04 per diluted share from after-tax cash proceeds of litigation settlement and $0.02 per diluted share benefit recorded in income taxes related to the period January 1, 2010 through June 30, 2010 from the retroactive reinstatement of the Federal research and development tax credit. See Note 5. “Impairment and Restructuring Charges” to our Consolidated Financial Statements.

(3)

Net income in fiscal 2010 includes a $3.6 million net tax benefit from a lower effective income tax rate resulting from discrete tax items, primarily the favorable completion of federal income tax audits through fiscal 2007.

(4)

Net income in fiscal 2009 includes a $3.1 million after-tax gain from a cash settlement of trademark litigation and a $1.1 million income tax benefit related to the period January 1, 2008 through June 30, 2008 due to the retroactive reinstatement of the Federal research and development tax credit.

(5)	Net income in fiscal 2008 includes a $2.3 million after-tax write-down to net realizable value of a technology license.
(6)

On October 18, 2011, we entered into an amended and restated revolving credit agreement with a group of eight banks. This agreement provides for borrowings up to $400 million through October 18, 2016, with the ability to expand the facility to $500 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. At June 30, 2012, $60.0 million was outstanding under the amended and restated revolving credit facility. In fiscal 2010, we issued 8.7 million of our common shares upon the early conversion to common stock of $115.0 million principal amount of our 2.75% Convertible Subordinated Notes (“Notes”). As a result of the conversion of all of our Notes, our stockholders equity was increased by $115.0 million. See Note 12. “Revolving Credit Facility and Convertible Subordinated Notes” to our Consolidated Financial Statements.

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

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and VLTs to authorized customers in legal gaming venues worldwide. Our iGaming products and services include development and marketing of digital content, products, services and end-to-end solutions that address global online wagering and interactive social, casual and mobile gaming opportunities. We are also addressing the next stage of casino gaming floor evolution with our WAGE-NET® networked gaming solution, a suite of systems technologies and applications designed to increase customers’ revenue generating capabilities and operational efficiencies.

Our gaming machine products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in approximately 143 international gaming jurisdictions. We generate revenue in two principal ways: product sales and gaming operations, as further described below. In fiscal 2010, we expanded the markets where we directly distribute our products by launching directly into Class II gaming markets in the United States and entering the Mexican and New South Wales, Australia markets and we continued to further penetrate these markets in fiscal 2011 and 2012, although demand in fiscal 2012 abated in Mexico and Australia due to unique circumstances in each market. We had previously served these markets through content licensing agreements with third parties for our game themes. In the December 2010 quarter, we launched an online casino site for residents in the United Kingdom, although we did not begin to market the site until February 2011. In the June 2011 quarter, we received the first regulatory approval for our WAGE-NET networked gaming system, the first family of portal applications, UHP, and the first game in the UHP family, Jackpot Explosion, and since then we have received additional approvals for these products and other networked gaming products in other gaming jurisdictions. In fiscal 2012, we expanded our interactive gaming initiatives with the launch of our first social game on Facebook and the sale of select WMS games for mobile devices and PC’s and in July 2012, we grouped together all of our worldwide online wagering, social, casual and mobile gaming initiatives in order to focus on their growth, development and operational execution and to optimize the benefits of interactive gaming initiatives for casino operators and their players. We expect to facilitate the continued expansion, investment, evolution and extension of our interactive products and services and increase our focus on this rapidly evolving growth area. In fiscal 2013, we expect to further penetrate each of the new markets and distribution channels we have entered over the last two years and look to further expand our distribution channels.

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in fiscal 2010 and 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. New unit demand for new casino openings and casino expansion increased in fiscal 2012; however, we expect demand for new casino openings and expansions to decrease in fiscal 2013. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. The economic crisis, the operational challenges that lead to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012 and increased competition from our competitors lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 than in fiscal 2011 and 2010.

In late in fiscal 2011 and early fiscal 2012, with no leading indicators showing any significant increase in replacement demand, we conducted a thorough review of our business strategies and product plans. As a result of the strategic review, we announced that we would refine our product plans and restructure our organization to sharpen emphasis on our game content and product development strengths. Specifically, we have streamlined our product management and product development functions, simplified product plans and further prioritized on-time commercialization of new game themes, products and portal gaming applications. As part of our restructuring we implemented a 10% reduction in our workforce.

Based upon our decisions stemming from our product, strategy and cost structure reviews, in the three-month period ended June 30, 2011, we recorded $24.0 million of net pre-tax charges, or $0.26 per diluted share, which included $18.4 million, or $0.20 per diluted share, of pre-tax impairment and restructuring charges. These charges were comprised of $16.0 million or $0.17 per diluted share for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion™ brand name, $1.4 million of impairment of receivables related to government action to close casinos in Venezuela and $0.2 million of other impairment charges) and $2.4 million or $0.03 per diluted share for restructuring charges (primarily separation-related costs), along with $9.6 million of pre-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including inventory charges related to winding down the Orion and original Bluebird product lines), partially offset by $4.0 million or $0.04 per diluted share from cash proceeds of litigation settlement. For the twelve months ended June 30 2011, impairment and restructuring charges also include the $3.8 million of pre-tax charges, or $0.04 per diluted share, incurred in the September 2010 quarter related to closing our main Netherlands facility, of which $2.4 million was a non-cash, pre-tax charge for the write-down to fair market value of property, plant and equipment and $1.4 million was pre-tax separation charges. The twelve-month period ended June 30, 2011 also includes a $0.02 per diluted share benefit recorded in income taxes in the December 2010 quarter related to the period January 1, 2010 through June 30, 2010 from the retroactive reinstatement of the Federal research and development tax credit.

Also as part of the plan, in fiscal 2012, we recorded $9.7 million of net pre-tax impairment and restructuring charges or $0.12 per diluted share, which includes $9.1 million, or $0.11 per diluted share of cash-based restructuring charges, primarily separation-related charges and costs related to the decision to close two facilities, along with $0.6 million, or $0.01 per diluted share, of non-cash impairment charges related to closing two facilities. In addition, during the year ended June 30, 2012, we recorded $3.6 million or $0.04 per diluted share of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico. After an attack that burned down a casino in the Monterrey province in late August 2011, various Mexican government agencies began inspecting fire and safety preparations, import paperwork on gaming machines and other facets of casino operations. As a result, some casinos have closed permanently and some temporarily, and some gaming machines were seized until the proper paperwork has been submitted and approved. Because of these actions, fewer people have been visiting the Mexican casinos and overall demand for new units has declined. This situation has been very dynamic and while government actions continued to diminish, we continue to closely monitor the situation. We also received proceeds from litigation settlement for $2.1 million, or $0.02 per diluted share and incurred charges of $2.1 million, or $0.02 per diluted share, for legal settlements.

We had expected that with our launch of the network gaming-enabled Bluebird2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level for the past few years. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. In late June 2010, we launched another new networked-enabled gaming machine, Bluebird xD, as the replacement for our original Bluebird slant cabinets and it too had a significantly higher price, and once again demand outpaced our expectations. In the March 2012 quarter we launched our new Bluebird2e gaming machine as an upgrade to our Bluebird2 gaming machines. The Bluebird2e gaming machines contain the emotive lighting feature that we launched with the Bluebird xD cabinet. We believe that as the economy improves and gaming operators see meaningful improvements in their profitability and cash flows, they will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict when this will occur or the rate of increase in their capital budgets.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results and our internal plans. We focus on fluctuations in revenue, number of new units sold, average selling price, average participation installed base and average revenue per day, cost and gross margin on both products sales and gaming operations and also pay close attention to our operating income, operating margin, net income, diluted earnings per share, total cash, total accounts and notes receivable, inventories and accounts payable and cash flows provided by or used in operating activities, investing activities and financing activities, as they are key indicators of our performance. We also measure changes in selling and administrative expenses as a percent of revenue, which indicate management’s ability to control costs, as well as research and development costs as a percent of revenue, which demonstrate investment in technology and product development. Finally, we measure depreciation and amortization expense as a percentage of revenues an indicator of the current cost of capital expenditures, primarily in gaming operations.

The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators and these measures are discussed herein.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions or licensing deals that can extend our presence and product lines, increase our distribution channels particularly with our interactive products and services, enhance our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the year ended June 30, 2012, our research and development spending decreased $22.5 million from the prior-year period. In addition, we spent $81.4 million on property, plant and equipment, $83.0 million on additions to gaming operations equipment, $16.4 million on acquisitions and $50.4 million on common stock repurchases. We also borrowed on our credit facility and had $60.0 million long-term debt outstanding at June 30, 2012.

We believe several recent developments fueled by the challenging economic situation could expand our revenue opportunities over the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire, New York, Florida, Maine and Massachusetts. Internationally, Singapore opened as a new market in fiscal 2010. In addition, legislation has been passed or discussed in Greece, Brazil, Japan and Taiwan that could open new market opportunities. In the United States, the States of Nevada and Delaware have adopted legislation to legalize certain forms of online gaming and federal legislators and certain other state legislators and governments in Canada and Europe are considering legalizing certain forms of online gaming, which if passed could expand our revenue opportunities. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

See “Product Sales” and “Gaming Operations” included in Item 1. Business for discussion of our product sales and gaming operations revenue streams.

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

As we navigate these macroeconomic challenges, we focused on four key strategic priorities: 1) Continue to grow our installed participation product base and improve our daily average revenue; 2) Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games, game content and products for our customers worldwide; 3) Drive margin improvements and 4) Invest in the establishment, development and operation of our interactive gaming products and services:

Strategic Priority: Continue to grow our installed participation product base and improve our daily average revenue:

Fiscal 2012 Result: During the year ended June 30, 2012, our average installed base of participation gaming machines decreased 7.1% over the prior-year and, at June 30, 2012, our total installed participation footprint stood at 9,561 units compared to 9,870 units at June 30, 2011. Our average revenue per day declined 9.6% in fiscal 2012 from fiscal 2011 to $68.52. Our focus in fiscal 2012 was to increase the percentage of the installed base that were coin-in gaming machines as they generate the highest gross profit dollars of our three lease models and to convert a portion of our installed base from Bluebird gaming machines to Bluebird2 and Bluebird xD gaming machines. Over the last three years, we were successful in slightly increasing the percentage of coin-in gaming machines in our installed base to 38.5% of the installed base at June 30, 2012 from 38.3% and 36.1% of the installed base at June 30, 2011 and 2010, respectively, although this was because of the decrease in the installed base, as the actual number of coin-in units decreased by 99 units during fiscal 2012. We have been successful in converting approximately two-thirds of the participation installed base to Bluebird2 and Bluebird xD gaming machines, although this required a higher capital investment over the last two years. We invested $83.0 million in gaming operations capital in fiscal 2012 and $65.9 million in fiscal 2011 compared to $43.5 million in fiscal 2010. We expect that the amount of capital invested in gaming operations will decline modestly for the next two years as a lower amount of capital spent on our participation gaming machines will be partially offset by increased capital spent on gaming machines for operating leases as we expect a portion of the new VLT market in Illinois will be conducted through operating leases. In fiscal 2011 and the first half of fiscal 2012, we experienced delays in launching new products due to the new technologies we were imbedding in our participation products and as a result of not having as many new participation game themes approved, some of our older game theme performance lagged resulting in a higher level of removals of participation gaming machines, which caused a reduction in the installed base. We expect that with an anticipated increase in participation game themes that our installed base will grow in fiscal 2013 and 2014.

Strategic Priority: Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games, game content and products for our customers worldwide.

Fiscal 2012 Result: The replacement cycle for gaming machines has been abnormally low for several years and the challenges facing our industry and the overall global economy have continued, all of which have reduced overall industry demand for gaming machines from previous levels. We believe capital budgets for replacing gaming machines were relatively flat for calendar 2010 and 2011 and increased modestly in 2012. We believe demand from new casino openings and casino expansions declined from fiscal 2010 to fiscal 2011 but grew in fiscal 2012. We expect new unit demand from new casino openings and expansions to be lower in fiscal 2013 than in fiscal 2012 but that replacement demand will increase due to the Canadian provincial lotteries beginning to replace their existing VLTs. The average selling price on a VLT is lower than a Class III gaming machines and the gross margin is also slightly lower. In this challenging environment, our year-over-year new unit shipments on which we recognized revenues was down 13.7% from the prior-year as we believe our share of new units shipped amongst our competitive set declined in fiscal 2012 compared to fiscal 2011. International new unit shipments accounted for 30.3% of global shipments in fiscal 2012, compared to 38.6% in fiscal 2011 and 35.4% in fiscal 2010. Overall, international new unit shipments increased in fiscal 2011 but shrank in fiscal 2012, as in fiscal 2011 the growth in Mexico and New South Wales, Australia and Singapore coupled with modest growth in Asia and Latin America, more than offset lower shipments to Europe, which remains impacted by the challenging economic environment. In fiscal 2012, demand from Mexico and New South Wales, Australia abated due to unique circumstances in each country and demand from Europe continued to be lower. Demand from Mexican customers was lower following government enforcement actions at certain casinos in Mexico that began in the September 2011 quarter and demand from Australian customers was lower as they await enablement of new national vs. state gaming standards. Also, we believe the higher-priced Bluebird2, Bluebird xD and Bluebird2e units had an impact on the unit volume customers were able to buy with fixed capital budgets.

In fiscal 2010, we directly entered the new market in Singapore and entered two international markets new to WMS, as we had previously served them through content licensing arrangements: New South Wales, Australia and Mexico. In the March 2010 quarter in New South Wales, Australia, we began shipping products as our distributor received regulatory approval for our Bluebird2 video gaming machine and the first three game themes. We have since received additional game theme approvals, approvals for our Bluebird2 mechanical reel gaming machine and, in the March 2012 quarter, approval for our Bluebird xD gaming machine. Recent requirements of new national gaming standards for Australia will require us to modify our products, although we are allowed to continue to sell previously approved products during a transition period. We began shipping product into Mexico in the September 2009 quarter and have continued to penetrate this market, although as discussed above, recent government enforcement action against casinos resulted in lower demand since the September 2011 quarter and may impact demand in the future. We are still preparing to launch our products in the new VLT market in Italy in the future. Although much effort is still needed before the first revenue-earning WMS gaming machines are placed in Italy, we will have additional development work to complete as a result of new requirements that the regulator has mandated in Italy that will be effective after a transition period. In addition, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives.

To further diversify our revenue streams, we directly entered the Class II and central determinant market in fiscal 2010 following expiration of our previous licensing agreements for those markets. Through agreements with Bluberi, a Canadian-based technology firm, over time we expect to combine our existing library of for-sale games with the proven system capabilities that we acquired from Bluberi for the Class II and central determinant markets. We shipped our first gaming machines to a Class II market in the September 2009 quarter, and we have continued to penetrate this market in subsequent quarters. We recently received approval of a CPU-NXT2-based operating system on our Bluebird2 cabinet for the Class II markets and shipped our first gaming machines operating on this new system in the June 2012 quarter. We expect that shipments to these markets in fiscal 2013 and 2014 will exceed shipments in fiscal 2012.

We launched our Bluebird xD gaming machine late in the June 2010 quarter and, given customer response, we achieved strong demand for this product throughout fiscal 2012 and 2011. For the year ended June 30, 2012, Bluebird xD gaming machines accounted for 31.2% of our global new unit sales which compares to 26.0% in fiscal 2011. We launched an enhanced version of our Bluebird2 product, the Bluebird2e cabinet with an emotive lighting feature in the March 2012 quarter. During June 2012 quarter, the majority of the global Bluebird2 product line new unit sales were Bluebird2e units and we would expect this to also occur in future periods.

We are dependent, in part, on innovative new products, casino openings and expansions, continued market penetration and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in the year ended June 30, 2012, such expenses totaled 13.7% of revenues or $94.5 million in fiscal 2012, although the aggregate amount spent was down $22.5 million, or 19.2%, compared to the prior-year period primarily due to the realignment of our product plan beginning in summer 2011 and our cost containment and restructuring initiatives. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

Strategic	Priority: Drive Margin Improvements.

Fiscal 2012 Result: Our operating margin decreased 140 basis points to 12.7% for the year ended June 30, 2012, from 14.1% for the prior-year. Our total gross margin increased to 62.2% for the year ended June 30, 2012 from 60.1% for the prior-year. Our product sales gross margin increased to 52.1% in fiscal 2012 from 48.1% last year due to ongoing cost reduction efforts, the mix of business and $4.9 million of incremental inventory and other asset write-down costs recorded in the June 2011 quarter, partially offset by the impact of a lower average selling price. Product sales gross margin also benefited from greater higher-margin conversion kit revenues and higher margin achieved on used gaming machine sales. Our gaming operations gross margin was 78.8% for the year ended June 30, 2012 compared with 80.0% in the prior-year period with the decline mostly due to increased costs of our networked gaming and online gaming operations which we launched during fiscal 2011. Our research and development costs decreased as a percentage of revenues to 13.7% in fiscal 2012 from 14.9% of revenues in fiscal 2011 and 13.8% of revenues in fiscal 2010 and in total decreased $22.5 million, or 19.2%, over the prior year. The decrease is primarily caused by our product plan refinement and cost containment and restructuring initiatives implemented at the beginning of fiscal 2012. In addition, fiscal 2011 included $3.0 million of intellectual property asset write-downs. Our selling and administrative expenses increased as a percentage of revenue to 21.1% in fiscal 2012 from 19.2% of revenues in fiscal 2011 and 19.4% of revenues in fiscal 2010 even though the such expenses in total decreased by $4.8 million, or 3.2%, over the prior year due to the impact from our cost containment and restructuring initiatives, partially offset by the $3.6 million of charges we recorded in fiscal 2012 to write-down receivables following government enforcement actions at certain casinos in Mexico and the $2.1 million for legal settlements. Our depreciation and amortization expense increased as a percentage of revenue to 13.4% in fiscal 2012 from 9.1% of revenues in fiscal 2011 and 8.8% in fiscal 2010 and increased $21.1 million, or 29.7%, over the prior year due to the higher level of capital spent in fiscal 2011 and 2012 to upgrade the installed base of our participation gaming machines to new Bluebird 2 and Bluebird xD gaming machines and amortization of capitalized software development costs related to the launch of our networked gaming and online gaming operations during fiscal 2011. By continuing to drive margin improvements, we believe we will be able to increase net income and generate the necessary capital to fund the other elements of our business strategy.

We are still implementing our lean sigma and strategic sourcing initiatives, and we continue to realize positive results. We believe these initiatives will continue to drive margin improvement in future years through disciplined cost management, especially with the Bluebird xD and new Bluebird2e product line, where we expect to improve gross margins to be comparable to our Bluebird2 product line. Longer term, we expect to benefit from an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing the cost per unit. We also expect our gaming operations will continue to expand with both the installed base and revenue per day increasing in fiscal 2013.

We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our gross margins and operating margins. In fiscal 2013 and 2014, we expect to significantly increase our spending to grow our interactive products and services and also increase spending to accelerate product innovation efforts and as a result research and development expenses are expected to increase to 15% to 16% of revenues. We expect selling and administrative expenses to grow modestly as a percentage of revenues in fiscal 2013 and 2014 primarily due to increased spending to grow our interactive products and services and as we grow and support our increased overall revenues. Due to higher capital spending in our gaming operations over the past two years and the completion of two major property, plant and equipment projects in early fiscal 2013, we expect that depreciation and amortization expense will increase as a percentage of revenues in fiscal 2013 and 2014 in comparison to fiscal 2012.

Strategic	Priority: Invest in the establishment, development and operation of our interactive gaming products and services.

Fiscal

2012 Result: In the December 2010 quarter, we launched a B2C, online casino website for residents in the United Kingdom, although we did not begin to market the site until February 2011. Our Jackpotparty.com online casino offers a variety of our popular slot games and certain card and table games. The success of our gaming content, technology foundation and iGaming capabilities allows us to provide online capabilities to consumers in other jurisdictions. In the United States, the States of Nevada and Delaware have adopted legislation to legalize certain forms of online gaming and federal legislators and certain other state legislators and governments in Canada and Europe are considering legalizing certain forms of online gaming, which, if passed, could expand our revenue opportunities depending on the type of online gaming approved. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. In fiscal 2012, we began earning revenues from our Lucky Cruise™ social game on Facebook and revenues from the sale of select WMS games that have been ported to operate on mobile devices and PC’s. We further expanded our online, social, casual and mobile gaming presence through the acquisitions of Jadestone and Phantom for $33.6 million. We paid $16.4 million at closing and have additional consideration of a maximum of $17.2 million in the future for both acquisitions. These acquisitions individually and in the aggregate are not material to our Consolidated Financial Statements. Additionally, in fiscal 2012 we entered into an agreement to provide an end-to-end B2B online casino site in Belgium in collaboration with Groupe Partouche and early fiscal 2013 we created a strategic alliance with Dragonfish, the independent B2B division of 888 Holdings plc, that expands our B2B online product offering in the United States with one of the world’s leading online poker solutions. We will focus on the growth, development and operational execution of our worldwide online, social, casual and mobile gaming initiatives to optimize the benefits of iGaming for casino operators and their players.

OTHER KEY FISCAL 2012 ACTIVITIES

Common Stock Repurchase Program

See Note 13. “Stockholders’ Equity—Common Stock Repurchase Program” and Note 20. “Subsequent Events” to our Consolidated Financial Statements.

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

Revenue Recognition

General

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“Topic 605”) and FASB Topic 985, “Software” (“Topic 985”), as updated by Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”).

ASU No. 2009-13 defines multiple-deliverable revenue arrangements and requires that the arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimated selling price (“ESP”).

Our product sales revenues are recorded pursuant to ASU No. 2009-14, as the software and non-software components of our gaming machines function together to deliver the product’s essential functionality.

Topic 985 primarily impacts networked gaming revenues because networked gaming revenues are derived from computer software applications and systems to be sold or leased. The application of Topic 985 requires us to obtain VSOE for undelivered networked gaming software applications in a multiple deliverable arrangement before revenue can be recognized on the arrangement. NG refers to a networked gaming system that links groups of networked-enabled gaming machines to a server in the casino data center.

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

We recognize revenue when all of the criteria listed above are met and do not recognize revenue if all of the criteria are not met. We defer revenue for any undelivered units of accounting for multiple deliverable arrangements. Deliverables are divided into separate units of accounting if:

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

The application of this policy affects the amount of our revenues, accounts and notes receivable and deferred revenues. In fiscal 2010, 2011 and 2012, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies—Revenue Recognition” to our Consolidated Financial Statements.

Allowances for Slow-Moving and Obsolete Inventories

We value inventories based on estimates of potentially excess and obsolete inventory after considering historical and forecasted demand and historical and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Actual demand may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements. Demand for parts inventories is subject to technical obsolescence. Inventories on hand in excess of forecasted demand is written down to net realizable value.

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due to changes in demand in general for used gaming machines. We sell these trade-ins as-is or refurbish the used gaming machines before resale. We also sell participation gaming machines, after refurbishment, as used gaming machines when we no longer need them in our gaming operations. Therefore, we review our used gaming machine inventories for impairment on a quarterly basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements. We sold nearly 8,000 and nearly 9,300 used gaming machines in fiscal 2012 and 2011, respectively.

During fiscal 2012, 2011 and 2010, we recorded provisions for inventory write-downs of $5.0 million, $7.1 million and $3.8 million, respectively. Fiscal 2011 includes $4.9 million of inventory and other asset write-downs related to the wind down of our Orion and original Bluebird product lines over fiscal 2012 as part of our strategic review.

The application of this policy affects the amount of our inventories and cost of product sales. Other than the $4.9 million inventory and other asset write-downs recorded in fiscal 2011, in fiscal 2012, 2011 and 2010, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies – Inventories” and Note 7. “Inventories” to our Consolidated Financial Statements.

Participation Gaming Machine Depreciation and Net Realizable Value

Prior to July 2011, we depreciated the Bluebird, Bluebird2 and Bluebird xD participation gaming machines over a three-year estimated useful life to residual value, while we depreciated the participation top-boxes over a one-year estimated useful life with no residual value. In July 2011, we changed the estimated useful life of the Bluebird participation gaming machines to a five-year useful life and depreciate to residual value. In January 2012, we changed the estimated useful life of the Bluebird2 and Bluebird xD participation gaming machines to a four-year useful life and depreciate to residual value, while we changed the estimated useful life of our participation top-boxes to a two-year useful life with no residual value. None of these changes in estimated useful lives were material to our Consolidated Financial Statements. We depreciate refurbishment costs of our gaming operations equipment for periods from 12 months to 18 months.

A material adverse impact could occur if the actual useful life of our gaming operations equipment is less than what was used in estimating depreciation expense, or if actual residual value is less than the anticipated residual value. At June 30, 2012 and 2011, we had $115.7 million and $86.8 million net book value of gaming operations equipment recorded in our Consolidated Balance Sheets. As our gaming operations equipment can be relocated from one customer to another customer, we review the carrying value of gaming operations equipment for impairment by type of equipment (for base gaming machines each of: Legacy, Bluebird® mechanical reel, Bluebird video, Bluebird slant, Bluebird2 mechanical reel, Bluebird2 video, Bluebird2 widescreen, Bluebird xD™ mechanical reel and Bluebird xD video; for top-boxes by form factor; for signage by form factor; and other equipment by category) when events or changes in circumstances indicate that the carrying value of any of these asset groups may not be recoverable. An impairment loss would be recognized when the present value of estimated directly related future cash flows expected to result from the use of the gaming operations equipment and its eventual disposition is less than its carrying value.

The application of this policy affects the amount of our gaming operations equipment, accumulated depreciation on gaming operations equipment, cost of gaming operations, depreciation and amortization expense, income tax expense and deferred income tax assets and liabilities. In fiscal 2012, 2011 and 2010, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies – Gaming Operations Equipment and Property, Plant and Equipment” and Note 8. “Gaming Operations Equipment and Property, Plant and Equipment” to our Consolidated Financial Statements.

Intangible Asset Valuations

We develop and acquire and license from third parties intangible assets that we use in our games, gaming machines and interactive gaming products and services. At June 30, 2012 and 2011, we had $137.7 million and $136.4 million, respectively, capitalized on our Consolidated Balance Sheets for such costs, along with commitments not on our Consolidated Balance Sheets for an additional $73.8 million at June 30, 2012. As part of our contracts with the licensors, we typically provide a minimum guaranteed commitment and prepay royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the royalty and license fee advances as intangible assets.

When products using the developed, acquired or licensed intangible assets begin to generate revenue, we begin amortization of the intangible asset. In cases where the intangible asset represents a patent or a paid-up license, the intangible asset is amortized based on the greater of the units of production methodology or the straight-line basis over the estimated life of the intangible asset. In those cases where the intangible asset is a license agreement that provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is amortized based on the royalty rates provided in the license agreement. In both cases, the amortization is included in cost of product sales if directly related to product sale revenues or cost of gaming operations if directly related to gaming operations revenues. We regularly evaluate the estimated future benefit of intangible assets, as well as minimum commitments not yet paid, to determine amounts unlikely to be realized from forecasted product sales revenues or gaming operations revenues. If actual or revised revenue forecasts fall below the initial estimate, then we may need to revise the remaining useful life and/or record a charge to write down any intangible asset recorded to net realizable value or accrue for the shortfall between the intangible asset value plus remaining commitments and the actual amount estimated to be earned. We review the carrying value of our intangible assets individually when events or changes in circumstances indicate that the carrying value of an intangible asset may not be recoverable. An impairment loss would be recognized when the present value of estimated directly related future cash flows expected to result from the use of the intangible asset and its eventual disposition is less than its carrying value.

We do not amortize goodwill. For goodwill, we perform tests for impairment at least annually or more frequently when events or circumstances indicate that assets might be impaired. We perform our impairment tests of goodwill at our reporting unit level, which is at the consolidated level. Such impairment tests for goodwill include comparing our market capitalization based on outstanding shares to our book value. If we did not have an excess of market value over book value, we would perform a second test to compare the book value to the present value of estimated future cash flows of the reporting unit. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on our estimated cost of capital rate or location-specific economic factors. In case the fair value is less than the book value of the assets, we record an impairment charge to write-down the book value of the assets to fair value.

The application of this policy affects the amount of our current assets, non-current assets, current liabilities, cost of product sales, cost of gaming operations, research and development expense, depreciation and amortization expense and selling and administrative expense. In fiscal 2012, 2011 and 2010, other than the impairment and other charges recorded in conjunction with our strategic reassessment in the June and September 2011 quarters, in fiscal 2011 and 2012, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies—Costs of Computer Software Utilized in Products Sold or Leased and Intangible Assets”, Note 9. “Intangible Assets” and Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Income Tax Accounting

We account for income taxes in accordance with FASB Topic 740, “Accounting for Income Taxes“ (“Topic 740”). We conduct business globally and are subject to income taxes in U.S. Federal, state, local and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain income tax positions and income tax payment timing.

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

We apply an estimated annual effective income tax rate to our quarterly operating results to calculate the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the income tax attributable to that item is recorded in the interim period in which it occurs. We modify our annual effective income tax rate if facts and circumstances change between quarters. Our effective income tax rates for fiscal 2012, 2011 and 2010 were 35.3%, 34.5% and 33.8%, respectively.

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

We apply Topic 740 to our uncertain tax positions. Under Topic 740, the benefits of income tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements and positions that do not meet this threshold are not recognized. For income tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements.

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

At this time, we believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. We are no longer subject to any significant Federal tax examinations by tax authorities for years before fiscal 2009, or state, local or foreign income tax examinations by tax authorities for years before fiscal 2008.

The application of this policy affects the amount of our income tax expense, current income tax receivables and liabilities and current and non-current deferred income tax assets and liabilities. In fiscal 2012, 2011 and 2010, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term, other than in fiscal 2011, we recorded a $4.6 million reduction in the liability for uncertain tax positions as a result of the completion of the audit of our Federal income tax returns through fiscal 2007 and in fiscal 2012, we recorded a $1.0 million reduction in the liability for uncertain tax position as a result of the expiration of the statute of limitations. See Note 2. “Principal Accounting Policies—Accounting for Income Taxes” and Note 11. “Income Taxes” to our Consolidated Financial Statements.

Share-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of FASB Topic 718, “Share-Based Payment” (“Topic 718”). Under Topic 718, the total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation is based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). We base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. We will revise our estimates if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered is recognized in compensation cost in the period of the change. Pre-tax share-based compensation expense was $15.8 million, $18.7 million, and $20.3 million for fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, we did not record a provision for equity-based performance units granted under our long-term incentive plan that relate to the thirty-six month periods ended June 30, 2012, 2013 and 2014, based on the current assessment of achievement of the performance goals. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals. In fiscal 2011, we recorded a provision for equity-based performance units outstanding of $0.8 million that relate to the thirty-six month periods ended June 30, 2011, 2012 and 2013, based on the then current assessment of achievement of the performance goals. In fiscal 2010, we recorded a provision for equity-based performance units outstanding of $4.0 million that relate to the thirty-six month periods ended June 30, 2010, 2011 and 2012, based on the then current assessment of achievement of the performance goals.

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

The application of this policy affects the amount of our cost of product sales, cost of gaming operations, research and development expenses, selling and administrative expenses, additional paid-in capital and income tax expense. During fiscal 2012, 2011 and 2010, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies – Share-Based Compensation – Stock Option Assumptions” and Note 14. “Equity Compensation Plan” to our Consolidated Financial Statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 2. “Principal Accounting Policies—Recently Adopted Accounting Standards” to our Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

See Note 2. “Principal Accounting Policies—Recently Issued Accounting Standards Not Yet Adopted” to our Consolidated Financial Statements.

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

Items Impacting Comparability-Net Charges

Given the continuing lower levels of capital spending by casinos over the last three years and with no leading indicators suggesting that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. We still believe our long-term vision is intact but, as a result of this review, we refined our product plans and restructured our organization. Specifically, we streamlined our product management and product development functions, simplified our product plans and further prioritized on-time commercialization of new game themes, products and portal applications. Some of the product, operational and other decisions made in this review led to impairment, restructuring, asset write-downs and other charges, net of $24.0 million pre-tax, or $0.26 per diluted share, recorded in the June 2011 quarter and $27.8 million pre-tax, or $0.28 per diluted share, for fiscal 2011.

In addition, we implemented a broader impairment and restructuring and recorded additional charges in the September 2011 quarter amounting to $14.0 million pre-tax, or $0.17 per diluted share, and for fiscal 2012 such net pre-tax charges totaled $13.3 million, or $0.16 per diluted share. These product plan realignment and restructuring actions are expected to better direct resources and focus on near-term revenue opportunities and reduced our overall organizational staffing by approximately 10% to a level that better correlates with the current operating environment, while maintaining our ability to create great games that engage current players and attract new players.

The detail of the net charges recorded in fiscal 2012 and 2011 is as follows (in millions, except per diluted share amounts):

	Year ended June 30,
	2012		2011
Description of Charges	Pre-tax amounts	Per diluted share	Pre-tax amounts	Per diluted share
Impairment and Restructuring Charges:
Non-cash Charges
Impairment of licensed technologies and brand name	$—	$—	$14.4	$0.15
Impairment of receivables and property, plant and equipment	0.6	0.01	4.0	0.05

Total Non-cash Charges	0.6	0.01	18.4	0.20
Cash Charges
Restructuring charges, primarily separation charges	9.1	0.11	3.8	0.04

Total Impairment and Restructuring Charges	9.7	0.12	22.2	0.24

Asset Write-downs and Other Charges:
Non-cash charges to write-down Mexican customer receivables (recorded in selling and administrative expenses)	3.6	0.04	—	—
Costs for legal settlements (recorded in selling and administrative expenses)	2.1	0.02	—	—
Inventory and other asset write-downs (recorded in cost of product sales)	—	—	4.9	0.05
Asset write-downs and other charges (recorded in cost of gaming operations)	—	—	1.7	0.02
Intellectual property asset write-downs (recorded in research and development)	—	—	3.0	0.03

Total Asset Write-downs and Other Charges	5.7	0.06	9.6	0.10

Total Impairment, Restructuring, Asset Write-downs and Other Charges	15.4	0.18	31.8	0.34

Cash Benefits:
Proceeds from litigation settlement (recorded in interest income and other income and expense, net)	(2.1)	(0.02)	(4.0)	(0.04)
Prior period impact from retroactive reinstatement of the Federal research and development tax credit (recorded in provision for income taxes)	—	—	—	(0.02)

Total Cash Benefits	(2.1)	(0.02)	(4.0)	(0.06)

Total Net Charges	$13.3	$0.16	$27.8	$0.28

Fiscal 2012 results include $13.3 million of pre-tax charges, or $0.16 per diluted share, which includes $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges (including $5.9 million pre-tax of separation-related charges and $3.8 million pre-tax of costs related to the decision to close two facilities), $3.6 million pre-tax, or $0.04 per diluted share, non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico and $2.1 million pre-tax, or $0.02 per diluted share, of costs for legal settlements, partially offset by a pre-tax cash benefit of $2.1 million, or $0.02 per diluted share, from litigation settlement.

Fiscal 2011 results includes $27.8 million of net pre-tax charges, or $0.28 per diluted share, which includes $22.2 million, or $0.24 per diluted share, of pre-tax impairment and restructuring charges comprised of $18.4 million, or $0.20 per diluted share, for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name, $2.4 million for impairment charges to write-down the value of the Orion facility in the Netherlands to fair value upon closing of the facility, $1.4 million for impairment of receivables related to government action to close casinos in Venezuela and $0.2 million of other impairment charges); and $3.8 million, or $0.04 per diluted share, for restructuring charges (primarily separation costs); along with $9.6 million of pre-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including charges for inventory write-downs related to winding down the Orion and original Bluebird product lines); partially offset by $4.0 million or $0.04 per diluted share from cash proceeds of litigation settlement and a $0.02 per diluted share benefit recorded in the December 2010 quarter related to the period January 1, 2010 through June 30, 2010 from the retroactive reinstatement of the Federal research and development tax credit.

Fiscal Years Ended June 30, 2012, 2011 and 2010 Comparisons

Below are our Revenues, Gross Margins and Key Performance Indicators. This information should be read in conjunction with our Consolidated Statements of Income (in millions, except unit, per unit and per day data):

	Year Ended June 30,			Favorable (Unfavorable)
	2012	2011	2010	2012 vs. 2011			2011 vs. 2010
				Variance			Variance
				Dollar		%	Dollar		%
Product Sales Revenues
New units revenues	$333.6	$403.2	$387.6	$(69.6)		(17.3)	$15.6		4.0
Other product sales revenues	94.7	86.0	73.3	8.7		10.1	12.7		17.3

Total product sales revenues	$428.3	$489.2	$460.9	$(60.9)		(12.4)	$28.3		6.1

New units sold	20,903	24,216	24,944	(3,313)		(13.7)	(728)		(2.9)
Average sales price per new unit	$15,959	$16,651	$15,540	$(692)		(4.2)	$1,111		7.1
Gross profit on product sales revenues(1)	$223.1	$235.3	$243.5	$(12.2)		(5.2)	$(8.2)		(3.4)
Gross margin on product sales revenues(1)	52.1%	48.1%	52.8%	400	bp	8.3	(470	)bp	(8.9)
Gaming Operations Revenues
Participation revenues	$234.2	$277.7	$287.6	$(43.5)		(15.7)	$(9.9)		(3.4)
Other gaming operations revenues	27.2	16.4	16.6	10.8		65.9	(0.2)		(1.2)

Total gaming operations revenues	$261.4	$294.1	$304.2	$(32.7)		(11.1)	$(10.1)		(3.3)

Installed Participation Base at Year End with Lease Payments based on:
Percentage of coin-in units	3,681	3,780	3,765	(99)		(2.6)	15		0.4
Percentage of net win units	2,859	3,072	3,334	(213)		(6.9)	(262)		(7.9)
Daily lease rate units(2)	3,021	3,018	3,322	3		0.1	(304)		(9.2)

Total Installed Participation Base at Year End	9,561	9,870	10,421	(309)		(3.1)	(551)		(5.3)

Average participation installed base units	9,335	10,046	10,298	(711)		(7.1)	(252)		(2.4)
Average revenue per day per participation units	$68.52	$75.76	$76.53	$(7.24)		(9.6)	$(0.77)		(1.0)
Gross profit on gaming operations revenues(1)	$205.9	$235.4	$245.9	$(29.5)		(12.5)	$(10.5)		(4.3)
Gross margin on gaming operations revenues (1)	78.8%	80.0%	80.8%	(120	)bp	(1.5)	(80	)bp	(0.1)
Total revenues	$689.7	$783.3	$765.1	$(93.6)		(11.9)	$18.2		2.4
Total gross profit(1)	$429.0	$470.7	$489.4	$(41.7)		(8.9)	$(18.7)		(3.8)
Total gross margin(1)	62.2%	60.1%	64.0%	210bp		3.5	(390	)bp	(6.1)
Total operating income	$87.4	$110.4	$167.9	$(23.0)		(20.8)	$(57.5)		(34.2)
Total operating margin	12.7%	14.1%	21.9%	(140	)bp	(9.9)	(780	)bp	(35.6)
Net income	$64.1	$81.0	$112.9	$(16.9)		(20.9)	$(31.9)		(28.3)
Earnings Per Share:
Basic	$1.15	$1.40	$2.02	$(0.25)		(17.9)	$(0.62)		(30.7)
Diluted	$1.15	$1.37	$1.88	$(0.22)		(16.1)	$(0.51)		(27.1)

bp	basis points
(1)	As used herein, gross profit and gross margin exclude depreciation and amortization and distribution expense.
(2)	Includes only participation game theme units with fixed daily lease rates. Does not include units with product sales game themes placed under fixed-term, daily fee operating leases.

Fiscal 2012 Compared to Fiscal 2011

Total revenues for fiscal 2012 decreased 11.9%, or $93.6 million, over fiscal 2011, reflecting:

➢	A $69.6 million, or 17.3%, decrease in new unit sales revenue as a result of:

➢	A 3,313 unit, or 13.7%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 14,559 units, a decrease of 2.1%, due to a decline in our share amongst competitors of new units shipped, lower replacement market shipments resulting from the slow economy and our customers’ lower capital budgets in calendar 2011 with only a modest increase in capital budgets in calendar 2012, partially offset by an increase in shipments to new casino openings and expansions;

➢

International new units sold decreased 32.1% from the prior-year to 6,344 units from 9,340 units in fiscal 2011 and represented 30.3% of global shipments down from 38.6% in the prior-period primarily reflecting continued low demand in Europe, decreased industry demand in Mexico because of government enforcement actions that began in August 2011 against certain casinos, and lower demand in New South Wales, Australia as operators await implementation of new national gaming standards. Both Mexico and New South Wales, Australia were new markets we first entered directly in fiscal 2010; and

➢	Sales of mechanical reel products totaled 2,537 units, or approximately 12.1% of total new units sold compared to 20.7% of units sold in the prior-year.

➢

A 4.2% decrease in the average selling price of new gaming machines to $15,959, principally reflecting the effect of higher discounts on larger-volume orders, a lower number of premium games compared with the prior year, a higher number of lower-priced VLT unit sales compared to the prior year and the competitive marketplace.

➢

An $8.7 million, or 10.1%, increase in other product sales revenues, reflecting an increase in game conversion revenues and parts sales revenues partially offset by a decrease in used gaming machines revenues and other product sales revenues as:

➢

We earned revenue on approximately 19,900 conversion kits in fiscal 2012, compared to approximately 8,200 conversion kits in the prior-year period due to the higher earnings performance of our new games; and

➢

We sold nearly 8,000 used gaming machines during fiscal 2012, compared to nearly 9,300 used gaming machines in the prior-year. The average sales price of used gaming machines decreased in fiscal 2012 principally reflecting a lower market value of our used product.

➢	Participation revenues were lower by $43.5 million, or 15.7%, due primarily to:

➢

The average installed base of participation gaming machines in fiscal 2012 decreased to 9,335 units in fiscal 2012, down 711 units, or 7.1%, from an average of 10,046 units in fiscal 2011. The percentage of coin-in units in the installed base at June 31, 2012, was 38.5% compared to 38.3% at June 30, 2011, although the actual number of such units decreased between years. The decrease in average installed base for the year was driven by the decline in performance of our installed base of gaming machines as certain older game series reached their end of life and we did not have new game themes approved to replace those older games, which eased in the second half of fiscal 2012. The percentage of net win units decreased by 213 units, or 6.9%, and the daily lease rate units in the installed base as of June 30, 2012 increased slightly by 3 units, or 0.1%; and

➢	Overall average revenue per day decreased by $7.24, or 9.6%, principally reflecting lower average revenue per day in our percentage of coin-in gaming machines due to lower performance of our games.

➢

A $10.8 million, or 65.9%, increase in other gaming operations revenues, primarily reflecting higher royalty revenues from licensing proprietary intellectual property and technologies, continued growth in our interactive products and services revenues and incremental revenue from networked gaming solutions.

Total gross profit, as used herein excluding depreciation and amortization and distribution expense, decreased by 8.9%, or $41.7 million, to $429.0 million for fiscal 2012 from $470.7 million for the prior-year. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $24.1 million and $24.7 million in fiscal 2012 and 2011, respectively, in selling and administrative expenses. Our overall gross margin increased to 62.2% in fiscal 2012 from 60.1% in the prior-year period in part reflecting a change in the mix of our revenues as lower-margin product sales amounted to 62.1% of total revenues in fiscal 2012 compared to 62.5% in fiscal 2011 while higher-margin gaming operations revenues amounted to 37.9% of revenues in fiscal 2012 compared to 37.5% in fiscal 2011. In addition:

➢

Product sales gross margin rose 400 basis points to 52.1% in fiscal 2012 compared to 48.1% achieved in fiscal 2011. The year-over-year increase reflects the $4.9 million of incremental inventory and other asset write-down costs recorded in the June 2011 quarter, ongoing cost reduction efforts from our strategic sourcing actions and the mix of business, partially offset by the impact of a lower average selling price. The gross margin improvement also benefited from an increase in higher-margin conversion kit revenue and a higher-margin achieved on used gaming machines; and

➢

Gaming operations gross margin was 78.8% in fiscal 2012 compared with 80.0% in the prior year, primarily reflecting increased costs of our networked gaming and online gaming operations which we launched during fiscal 2011, partially offset by the $1.7 million of other asset write-downs recorded in fiscal 2011.

We expect to generate modest revenue growth in fiscal 2013 and fiscal 2014 as we increase our global market penetration due to the popularity of our products, launch new products and gaming cabinets, expand market distribution opportunities, grow our participation installed base through the introduction of new and innovative participation games and product lines and increase revenues from our interactive gaming and networked gaming operations. We expect modest improvements in our product sales gross margin resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools to improve quality and eliminate waste, improved results from our strategic sourcing initiatives and the benefits from ongoing efforts to level the production schedule throughout each quarter, which will be partially offset by the impact of higher VLT sales which have a lower average selling price and slightly lower gross margin than our Class III gaming machines.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,
	2012		2011		Increase/ (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$94.5	13.7%	$117.0	14.9%	$(22.5)	(19.2)%
Selling and administrative	145.2	21.0	150.0	19.2	(4.8)	(3.2)
Impairment and restructuring charges	9.7	1.4	22.2	2.8	(12.5)	(56.3)
Depreciation and amortization	92.2	13.4	71.1	9.1	21.1	29.7

Total operating expenses	$341.6	49.5%	$360.3	46.0%	$(18.7)	(5.2)%

Research and development expenses decreased 19.2% to $94.5 million in fiscal 2012, compared to $117.0 million in the prior-year period. The year-over-year decrease reflects:

➢

Decreased payroll-related costs associated with headcount decreases resulting from the restructuring we announced in August 2011 coupled with cost containment measures on non-payroll related costs and lower share-based compensation costs; and

➢	$3.0 million of intellectual property asset write-downs recorded in fiscal 2011; partially offset by

➢	Our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio; and

➢	Higher incentive compensation costs.

During fiscal 2012, we introduced 70 new games for sale and 25 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2011 of 80 new games for sale and 28 new participation and casino-owned daily fee games.

We expect that research and development expenses will increase as a percentage of revenues to between 15% and 16% in fiscal 2013 as we increase our spending to grow our interactive products and services and accelerate our emphasis on innovative new products and creation of intellectual property. We will continue to spend research and development dollars on projects to ensure we stay at the forefront of innovation and creativity in our industry.

Selling and administrative expenses decreased 3.2%, or $4.8 million, to $145.2 million in fiscal 2012, compared to $150.0 million in the prior-year period while increasing by 180-basis points as a percentage of revenues to 21.0%. The year-over-year decrease reflects:

➢

Decreased payroll-related costs associated with headcount decreases resulting from the restructuring we announced in August 2011, coupled with cost containment measures on non-payroll related costs; partially offset by

➢	$3.6 million, or 50 basis point impact, of non-cash charges recorded in fiscal 2012 to write-down receivables following government enforcement actions at certain casinos in Mexico;

➢	$2.1 million, or 30 basis point impact, of costs recorded for legal settlements in the June 2012 quarter; and

➢	Incremental costs for our networked gaming and interactive gaming operations, including acquisition-related expenses; and

➢	Higher incentive compensation costs.

Fiscal 2012 results include $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities. Fiscal 2011 includes $22.2 million, or $0.24 per diluted share, of pre-tax impairment and restructuring charges comprised of $18.4 million pre-tax, or $0.20 per diluted share, for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name, $2.4 million for the impairment of the Orion facility in the Netherlands, $1.4 million for impairment of receivables related to government action to close casinos in Venezuela and $0.2 million of other impairment charges) and $3.8 million pre-tax, or $0.04 per diluted share, for restructuring charges, primarily separation charges.

Depreciation and amortization expense increased by $21.1 million, or 29.7%, to $92.2 million in fiscal 2012, compared to $71.1 million in the prior-year. The increase in depreciation and amortization expense reflects increased capital spending on gaming operations equipment throughout fiscal 2011 and 2012 to upgrade our installed base of participation gaming machines to Bluebird2 and Bluebird xD gaming machines and amortization of capitalized software development costs with the launch of our online gaming and networked gaming operations in the December 2010 and June 2011 quarters, respectively.

Operating Income

Our operating income decreased by $23.0 million, or 20.8%, in fiscal 2012 on an 11.9% decrease in total revenues. Our operating margin of 12.7% represented a 140-basis point decrease over the 14.1% operating margin achieved in the prior-year. This decrease reflects:

➢	$41.7 million of lower gross profit; and

➢	$21.1 million of higher depreciation and amortization expense; partially offset by

➢	$22.5 million of lower research and development costs;

➢	$12.5 million of lower impairment and restructuring costs; and

➢	$4.8 million of lower selling and administrative costs, all as discussed above.

For fiscal 2013 and 2014, we expect to achieve modest improvements in our operating income as anticipated improvements in revenue and gross profits coupled with expectations of lower impairment and restructuring charges will be mostly offset by increased spending for research and development, selling and administrative and depreciation and amortization expenses.

Interest Expense

We incurred interest expense of $1.6 million, net of amounts capitalized for construction-in-progress, for fiscal 2012 compared to $1.2 million for the prior-year.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net was income of $13.3 million and $14.4 million for fiscal 2012 and 2011, respectively. The decrease was primarily from a $4.0 million cash settlement of litigation in fiscal 2011, partially offset by $2.1 million cash settlement of litigation in fiscal 2012.

Income Taxes

The effective income tax rate was 35.3% and 34.5% in fiscal 2012 and fiscal 2011, respectively.

The fiscal 2012 effective tax rate reflects:

➢	The expiration of the U.S. Federal research and development tax credit as of December 31, 2011; and

➢	Increased impact of foreign subsidiary startup losses without benefit and permanent tax items in fiscal 2012; partially offset by

➢	A reduction in our liability for uncertain taxes as the statue of limitations expired on our fiscal 2008 U.S. Federal income tax return plus other discrete tax items; and

➢	A decrease in pre-tax income compared to fiscal 2011.

The fiscal 2011 effective income tax rate reflects:

➢	Increased impact of foreign subsidiary startup losses without benefit and permanent tax items in fiscal 2011; partially offset by

➢

The retroactive reinstatement of the Federal research and development tax credit to January 1, 2010 of which approximately $0.02 earnings per diluted share related to the period January 1, 2010 through June 30, 2010;

➢	Decreased income over fiscal 2010; and

➢	Higher domestic manufacturing deduction due to a rate increase from 6% to 9%.

At June 30, 2012, no deferred income tax provision had been recorded for United States Federal taxes related to approximately $39.3 million of undistributed net earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs. We have approximately $25.7 million of cash and cash equivalents in our international subsidiaries at June 30, 2012, and we believe we could readily convert such cash to other currencies including United States Dollars, although based on current banking and governmental regulations we cannot repatriate all of this cash, including approximately $12.8 million of cash in Argentina, as previously discussed. We believe the impact of not being able to fully repatriate this cash and cash equivalents on the overall liquidity of the Company is immaterial, as at June 30, 2012, we had $62.3 million of unrestricted cash and cash equivalents (which includes the $25.7 million of foreign-based cash), and our annual cash flow from operations was $156.8 million in fiscal 2012. In addition, we have access to our new $400 million amended and restated revolving credit facility that we entered into in October 2011 that expires in five years of which only $60.0 million is borrowed and, if necessary, could access additional debt or equity offerings.

Earnings Per Share

Diluted earnings per share decreased 16.1%, or $0.22, to $1.15 in fiscal 2012 from $1.37 for prior-year period on an 11.9% decrease in revenues. The decrease in earnings per share is attributable to the decrease in net income for fiscal 2012 inclusive of the impairment and restructuring charges of $0.12 per diluted share, and charges of $0.04 per diluted share related to the write-down of Mexican customer receivables and $0.02 per diluted shares of charges for legal settlements, partially offset by the $0.02 per diluted share benefit from the settlement of litigation. The share repurchases over the last twelve months increased the diluted earnings per share by $0.04 for fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010

Total revenues for fiscal 2011 increased 2.4%, or $18.2 million, over fiscal 2010, reflecting:

➢	A $15.6 million, or 4.0%, increase in new unit sales revenue as a result of:

➢

A 7.1% increase in the average selling price of new gaming machines to $16,651, principally reflecting a greater sales mix of premium-priced products, and the sale of over 16,600 Bluebird2 and 6,200 Bluebird xD gaming machines, representing in aggregate approximately 94.6% of our total new unit sales, compared to over 20,200 Bluebird2 gaming machines sold, or 82.9% of new unit sales in fiscal 2010. Sales of new Bluebird xD units, which were launched in June 2010, accounted for 26.0% of new units sold in fiscal 2011 compared to 1.8% in fiscal 2010. The increase in average selling price was partially offset by;

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

➢

A $12.7 million, or 17.3%, increase in other product sales revenues, reflecting higher revenues from lower-margin used gaming machines and higher parts sales revenues, partially offset by lower conversion revenues and other product sales revenues as:

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

Total gross profit, as used herein excluding depreciation and amortization and distribution expense, decreased by 3.8%, or $18.7 million, to $470.7 million for fiscal 2011 from $489.4 million for the prior-year period. Our gross margins may not be comparable to those of other entities as we include the costs of distribution, which amounted to $24.7 million and $23.9 million in fiscal 2011 and 2010, respectively, in selling and administrative expenses. Our overall gross margin decreased to 60.1% in fiscal 2011 from 64.0% in the prior-year period reflecting a change in the mix of our revenues as lower-margin product sales amounted to 62.5% of total revenues in fiscal 2011 compared to 60.2% in fiscal 2010 while higher-margin gaming operations revenues amounted to 37.5% of revenues in fiscal 2011 compared to 39.8% in fiscal 2010. In addition:

➢

Gross margin on product sales revenues was 48.1% for fiscal 2011, inclusive of the 100-basis point impact of $4.9 million of inventory and other asset write-downs and other charges recorded in the June 2011 quarter, compared to 52.8% for the prior-year period. Product sales gross margin for fiscal 2011 also reflects: lower initial gross margin on our new Bluebird xD gaming machines as we rolled out this new product and Bluebird xD units being a higher percentage of total new unit shipments, higher revenues from lower-margin other product sales revenues, particularly higher used gaming machine revenues coupled with a declining margin on such revenues, and lower high-margin conversion revenues; and

➢

Gross margin on gaming operations revenues was 80.0% for fiscal 2011, inclusive of the 60-basis point impact of $1.7 million of asset write-down charges recorded in the June 2011 quarter, compared to 80.8% from the prior-year period, reflecting a greater number of percentage of coin-in gaming machines in the installed base, which have a lower gross margin, combined with unfavorable WAP jackpot expense experience and slightly lower average daily revenue per day.

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,
	2011		2010		Increase/ (Decrease)
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$117.0	14.9%	$105.9	13.8%	$11.1	10.5%
Selling and administrative	150.0	19.2	148.4	19.4	1.6	1.1
Impairment and restructuring charges	22.2	2.8	—	—	22.2	NA
Depreciation and amortization	71.1	9.1	67.2	8.8	3.9	5.8

Total operating expenses	$360.3	46.0%	$321.5	42.0%	$38.8	12.1%

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

During fiscal 2011, we introduced 80 new games for sale and 28 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2010 of 59 new games for sale and 29 new participation and casino-owned daily fee games.

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

Fiscal 2011 includes $22.2 million of net pre-tax charges, or $0.24 per diluted share, of pre-tax impairment and restructuring charges comprised of $18.4 million pre-tax, or $0.20 per diluted share, for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name, $2.4 million for the impairment of the Orion facility in the Netherlands, $1.4 million for impairment of receivables related to government action to close casinos in Venezuela and $0.2 million of other impairment charges) and $3.8 million pre-tax, or $0.04 per diluted share, for restructuring charges, primarily separation charges.

Depreciation and amortization expense increased by $3.9 million to $71.1 million in fiscal 2011, compared to $67.2 million in the prior-year period. The increase in depreciation and amortization primarily reflects higher gaming operations equipment expenditures in fiscal 2011 and the amortization of capitalized software development costs for our networked gaming system and our online gaming systems, which we began amortizing in fiscal 2011 upon the launch of these new operations.

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

Interest Expense

We incurred interest expense of $1.2 million for fiscal 2011 compared to $3.2 million for the prior-year. The 2010 period includes approximately $0.9 million of expenses related to inducement costs related to the early conversion by note holders of all $115 million of our issued 2.75% Notes, into common stock and related interest expense while these Notes were outstanding during fiscal 2010.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net was income of $14.4 million and $5.8 million for fiscal 2011 and 2010, respectively. The increase is primarily due to increases in interest income from increased extended payment term notes receivable and $4.0 million, or $0.04 per diluted share, from cash proceeds of litigation settlement.

Income Taxes

The effective income tax rate was 34.5% in fiscal 2011 compared to 33.8% in fiscal 2010. The fiscal 2011 effective tax rate reflects:

➢	Increased impact of foreign subsidiary startup losses without benefit and permanent tax items in fiscal 2011; partially offset by

➢

The retroactive reinstatement of the Federal research and development tax credit to January 1, 2010 of which approximately $0.02 earnings per diluted share related to the period January 1, 2010 through June 30, 2010;

➢	Decreased income over fiscal 2010; and

➢	Higher domestic manufacturing deduction due to a rate increase from 6% to 9%.

The fiscal 2010 effective income tax rate reflects:

➢

The favorable impact of the completion of the Internal Revenue Service income tax audits for the fiscal years 2004 through 2007, resulting in a reduction of our liability for uncertain tax positions by $4.6 million or $0.07 per diluted share; and

➢	Increased impact of permanent tax items in the fiscal year; partially offset by

➢	The impact of the expiration of the Federal research and development tax credit as of December 31, 2009, which increased our provision for income taxes by $0.01 per diluted share.

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

LIQUIDITY AND CAPITAL RESOURCES

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. As a result, gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in fiscal year 2010 and 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. New unit demand for new casino openings and casino expansion increased in fiscal 2012; however, we expect such demand to decrease in fiscal 2013. The macroeconomic challenges due to the economic crisis, the operational challenges that lead to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012 and increased competition from our competitors has lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 than in fiscal 2011 and 2010.

Our cash flow from operations is largely dependent on our profitability, the amount of working capital necessary to support our revenue base and extended financing terms. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue and profitability increase or decrease, and the increase or decrease in working capital required to operate our business. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash flow from operations, and, if necessary, proceeds from our revolving credit facility or additional debt or additional equity offerings. We utilize these sources to fund acquisitions, investments in property, plant and equipment, gaming operations equipment and agreements to license or acquire third-party brands, intellectual properties or technologies that we have not developed internally. In addition, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements. With the ongoing uncertainty in the credit and capital markets, there can be no assurance that other sources of capital will be available to us on acceptable terms or at all. Based on past performance and current expectation, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures and other liquidity requirements associated with our existing operations into the foreseeable future. Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows provided by operating activities; and

➢

Debt capacity available under our $400 million amended and restated revolving credit facility that we entered into in October 2011 that expires in five years and, if necessary, additional debt or equity offerings.

Selected balance sheet accounts and data are summarized as follows ($ in millions):

	As of June 30,		Increase/ (Decrease)
	2012	2011	Change	Percent
Total cash, cash equivalents, and restricted cash(1)	$76.1	$105.0	$(28.9)	(27.5)%
Total current assets (A)	452.3	497.5	(45.2)	(9.1)
Total assets	1,154.1	1,046.3	107.8	10.3
Total current liabilities (B)	170.8	152.4	18.4	12.1
Long-term debt	60.0	—	60.0	100.0
Stockholders’ equity	877.3	855.9	21.4	2.5
Net working capital (A) – (B)	$281.5	$345.1	$(63.6)	(18.4)
Trailing-twelve month statistics:
Average days outstanding for total accounts and notes receivable (2)	204	161	43	26.7
Inventory turns (3)	3.5	4.1	(0.6)	(14.6)

(1)

Pursuant to various state gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents and restricted cash includes restricted cash of $13.8 million and $14.3 million as of June 30, 2012 and June 30, 2011, respectively. Cash required for funding WAP jackpot payments is considered restricted cash and is not available for general corporate purposes.

(2)

Our average days outstanding for total accounts and notes receivable was greater at June 30, 2012, in comparison to June 30, 2011, due to an increased percentage of extended payment term financings as total accounts and notes receivable, net increased by $38.9 million, or 10.6%, during the year ended June 30, 2012, despite an 11.9% decrease in year-over-year revenues. See Note 2. “Principal Accounting Policies – Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt” and Note 3. Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt” to our Consolidated Financial Statements.

(3)

Our inventory turns decreased for the fiscal year ended June 30, 2012, in comparison to the fiscal year ended June 30, 2011, as the decrease in the cost of product sales was larger than the decrease in total inventory in the fiscal year ended June 30, 2012.

Our net working capital at June 30, 2012 decreased $63.6 million from June 30, 2011, and was primarily affected by the following components:

➢

A decrease in cash, cash equivalents and restricted cash of $28.9 million due primarily to $50.4 million of share repurchases in fiscal 2012 and $37.2 million of higher capital invested in gaming operations equipment and property, plant and equipment and acquisition of businesses in fiscal 2012, coupled with cash flow provided by operating activities remaining flat with fiscal 2011, partially offset by cash from borrowings of $60.0 million;

➢

A decrease in inventories of $13.8 million, or 20.6%, to $53.3 million from $67.1 million at June 30, 2012, due to lower finished goods and raw materials. Inventory turns were 3.5x for the fiscal year ended June 30, 2012, compared to 4.1x for the June 30, 2011 fiscal year;

➢	A $2.5 million, or 0.08%, aggregate decrease in current accounts and notes receivable and other current assets; and

➢

An increase in current liabilities of $18.4 million or 12.1% to $170.8 million due to higher accounts payable of $18.6 million and $2.6 million of higher other accrued liabilities, partially offset by $2.8 million of lower accrued compensation and related benefits.

As described in Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $73.8 million including contingent payments that are not recorded in our Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $76.1 million at June 30, 2012, inclusive of $13.8 million of restricted cash, and cash flow provided by operating activities will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to develop, license or acquire intangibles and other assets, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year. At June 30, 2012, we held approximately 58.0 million pesos, or $12.8 million, in Argentina. Currently, the Argentine government is imposing restrictions on currency movements that might make it costly or impossible to convert the pesos into U.S dollars and have those dollars leave the country. This creates a foreign currency risk and risk of devaluation. We believe that we take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain uncertain. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. For fiscal 2013 and 2014, we expect cash flow provided by operating activities to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and as a result of amending and restating our revolving credit agreement in October 2011, we have access to our $400 million revolving credit facility through October 2016. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable and Bad Debt Reserves

See Note 2. “Principal Accounting Policies—Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt” and Note 3. “Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt” to our Consolidated Financial Statements.

Excess and Obsolete Inventories

Our inventory write-downs primarily arise from excess quantities of raw material inventories purchased for production of gaming machines and from raw material parts becoming obsolete when replaced by a new part and we are unable to fully realize the value of the old part. When we discontinue support of a gaming machine style, make significant changes to an existing gaming machine design or transition to a new gaming machine style, we may experience higher levels of inventory write-downs. We use historical usage and forecasted demand planning in both purchasing and production processes and conduct quarterly reviews for excess and obsolete inventories. Any inventory write-downs are recorded in the period they are identified to reflect any anticipated inventory losses arising from inventory values in excess of cost or market.

As we introduce new gaming machines that utilize new raw material parts, we reduce the quantity of raw material purchases for existing gaming machines based upon anticipated customer demand and expected end of life production and support of the global installed base of the existing gaming machines. Favorable customer acceptance in excess of estimated customer demand for the new gaming machines can result in excess quantities of raw materials being on-hand for the existing gaming machines. In the December 2008 quarter, we introduced the Bluebird2 gaming machine and the demand for this gaming machine exceeded our expectations, resulting in fewer Bluebird gaming machines being sold. In the March 2012 quarter, we introduced the new Bluebird2e product; however, this product was an enhancement of the Bluebird2 product line using substantially all of the same parts. We seek to reduce excess raw materials through several strategies such as: (1) reselling them back to the supplier, (2) using them to maintain our installed base of leased gaming operations machines, (3) selling them to customers to support their existing gaming machines which are recorded as part sales, (4) using them to refurbish used gaming machines, (5) selling them to a third party or (6) scrapping them.

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventories. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. For the years ended June 30, 2012, we recorded raw material and finished goods inventory write-downs totaling approximately $5.0 million compared to $7.1 million in the prior year, which included $4.9 million of inventory and other asset write-downs related to winding down the Orion and original Bluebird product lines.

Revolving Credit Facility and Convertible Subordinated Notes

See Note 12. “Revolving Credit Facility and Convertible Subordinated Notes” to our Consolidated Financial Statements.

Common Stock Repurchase Program

See Note 13. “Stockholders’ Equity—Common Stock Repurchase Program” and Note 20. “Subsequent Events” to our Consolidated Financial Statements.

Cash Flows Summary

Our cash is utilized to acquire materials for the manufacture of goods for resale, to pay payroll, operating expenses, interest, and taxes and to fund research and development activities, invest in gaming operations, property, plant and equipment and license or acquire intangibles and other non-current assets from third parties and fund share repurchases. Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended June 30,			2012 to 2011 Change	2011 to 2010 Change
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$156.8	$157.1	$130.3	$(0.3)	$26.8
Investing activities	(194.2)	(157.0)	(108.6)	(37.2)	(48.4)
Financing activities	10.8	(77.0)	9.7	87.8	(86.7)
Effect of exchange rates on cash and cash equivalents	(1.8)	0.9	(0.4)	(2.7)	1.3

Net increase (decrease) in cash and cash equivalents	$(28.4)	$(76.0)	$31.0	$47.6	$(107.0)

Operating Activities: The $0.3 million decrease in cash provided by operating activities in fiscal 2012 compared to fiscal 2011, resulted from:

➢

A $37.6 million negative impact from a $17.8 million decrease from non-cash based impairment and restructuring charges, a $16.9 million decrease in net income and a $2.9 million decrease in share-based compensation; partially offset by

➢

A $36.4 million positive impact from a $22.0 million positive impact from lower tax benefits from exercise of stock options and deferred income taxes, a $14.1 million increase of depreciation and amortization expense and a $0.3 million increase of other non-cash items; and

➢	A $0.9 million positive impact from lower changes in operating assets and liabilities.

The $26.8 million increase in cash provided by operating activities in fiscal 2011 compared to the fiscal 2010 resulted from:

➢

A $41.3 million positive impact from an $18.4 million increase in non-cash impairment and restructuring charges, $9.0 million of other non-cash items, including an increase in inventory and bad debt write-downs, a $10.0 million positive impact from lower tax benefits from exercise of stock options and a $3.9 million increase in depreciation and amortization expense; and

➢

A $26.1 million positive impact from lower changes in operating assets and liabilities. This impact is comprised of a positive impact of a $29.9 million net decrease between periods in the growth of total accounts and notes receivable, a $4.9 million decrease between periods in the growth of inventory, combined with a $12.3 million decrease in other assets and liabilities and a $2.5 million increase from reduced restricted cash, partially offset by a $23.5 million decrease between periods in the growth of current liabilities; partially offset by

➢

A $40.6 million negative impact from a $31.9 million decrease in net income, a $6.5 million negative impact from a higher deferred tax benefit, a $0.6 million decrease in amortization of intangible assets, and a $1.6 million decrease in share based compensation.

Investing Activities: The $37.2 million increase in cash used in investing activities for fiscal 2012, compared to fiscal 2011, was primarily due to:

➢

A $17.1 million increase in the amount invested in gaming operations machines, top-boxes and related equipment during fiscal 2012, to $83.0 million as we continued to update our installed base of participation gaming machines to Bluebird2 and Bluebird xD gaming machines. In fiscal 2013, we expect the amount of capital spent on updating our participation installed base will decrease, which will be partially offset by increased capital for operating leases related to the placement of VLTs in Illinois, which we expect to begin in fiscal 2013;

➢	A $16.4 million increase in the amount invested in acquisitions of businesses due to the acquisitions of Jadestone and Phantom during fiscal 2012; and

➢

A $15.2 million increase in the amount invested in property, plant and equipment during fiscal 2012 to $81.4 million, as we continue to invest in facility expansion, higher spending on information technology, as well as investments in manufacturing tools and capitalized software development costs. With the anticipated completion of two large projects in early fiscal 2013, we expect that capital expenditures for property, plant and equipment will decrease in fiscal 2013; partially offset by

➢	An $11.5 million decrease in payments to develop, license or acquire long-term intangible and other non-current assets as we invested $13.4 million in fiscal 2012.

The $48.4 million increase in cash used by investing activities for fiscal 2011, compared to fiscal 2010, was primarily due to:

➢	A $22.4 million increase in the amount invested in gaming operations machines, top-boxes and related equipment during fiscal 2011, to $65.9 million;

➢

A $9.4 million increase in the amount invested in property, plant and equipment during fiscal 2011 to $66.2 million, as we continue to invest in facility expansion, higher spending on information technology, as well as investments in manufacturing tools and internally developed and purchased software; and

➢

A $16.6 million increase in payments to develop, license or acquire long-term intangible and other non-current assets as we invested $24.9 million in fiscal 2011 as we identified additional assets to develop, license or acquire.

Financing Activities: The $87.8 million increase in cash provided by financing activities for fiscal 2012, compared to fiscal 2011, was primarily due to:

➢	Net proceeds of $60.0 million from borrowings under our revolving credit agreement in fiscal 2012;

➢	Lower treasury stock purchases by $51.1 million in fiscal 2012, as $50.4 million of treasury stock was repurchased compared to $101.5 million in fiscal 2011; partially offset by

➢

A $20.9 million decrease in cash received and tax benefits realized from exercised stock options and employee stock purchase plan. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options; and

➢	Payment of debt issuance costs of $2.4 million related to our amended and restated credit facility.

The $86.7 million increase in cash used by financing activities for fiscal 2011, compared to fiscal 2010, was primarily due to:

➢	A $56.5 million increase in treasury stock repurchases in fiscal 2011 under the new repurchase program approved by our board of directors in August 2010;

➢	A $32.8 million decrease in cash received and tax benefits realized from exercised stock options during fiscal 2011; partially offset by

➢	The prior-year period included a $1.7 million payment for debt issuance cost to amend and restate our revolving credit facility with no such charges in fiscal 2011; and

➢	A $0.9 million payment made in fiscal 2010, as an inducement to the holders of our Convertible Subordinated Notes to early convert them to our common stock with no such charges in fiscal 2011.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We are not dependent on off-balance sheet financing arrangements to fund our operations. We utilize financing arrangements for operating leases of equipment and facilities, none of which are in excess of our current needs; however in the year ended June 30, 2012, we provided $3.8 million of impairment and restructuring charges to accrue the costs of abandoning leasehold improvements and lease costs over the remaining contractual lease life of two leased facilities.

We also have minimum guaranteed royalty payments amounting to $73.8 million at June 30, 2012, for intellectual property and technologies that are not recorded on our accompanying Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments.

Our obligations under these arrangements and under other contractual obligations at June 30, 2012, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$17.5	$4.9	$8.4	$3.4	$0.8
Royalty and license fee payments	73.8	16.8	34.0	23.0	—
Accrued WAP jackpot liability	9.5	9.5	—	—	—
Non-cancelable raw material purchase orders	2.7	2.7	—	—	—
Performance bonds	5.3	5.3	—	—	—
Additional consideration, including imputed interest, related to acquisitions	18.2	4.0	14.2		—
Other, including guaranteed minimums in employment agreements	23.3	11.5	7.9	1.8	2.1

Total	$150.3	$54.7	$64.5	$28.2	$2.9

The total potential royalty and license fee commitments decreased to $73.8 million at June 30, 2012, from $89.3 million at June 30, 2011, due to advances and payments made on existing commitments exceeding new agreements we entered into for brand, intellectual property and technology licenses. Potential royalty and license fee commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Non-cancelable raw material purchase orders decreased to $2.7 million as of June 30, 2012, from $6.2 million as of June 30, 2011, due to timing of future raw material deliveries.

We have performance bonds outstanding of $5.3 million at June 30, 2012, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

As of June 30, 2012, we had a liability for unrecognized income tax benefits of $3.9 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for uncertain income taxes. See Note 11. “Income Taxes” to our Consolidated Financial Statements.

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, WMS Licensor Arrangements, Self-Insurance and Product Warranty

See Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes.

Interest Rate Risk

We have exposure to interest rate risk from our amended and restated revolving credit facility as it is at a variable interest rate. The revolving credit agreement provides for $400 million of unsecured borrowing through October 18, 2016, including the potential to expand the facility up to $500 million. At June 30, 2012, based upon the leverage ratio as defined in the amended and restated revolving credit agreement, no limitations existed for restricted payment purposes. At June 30, 2012, $60.0 million was outstanding under the amended and restated revolving credit facility. The effective interest rate on our borrowings at June 30, 2012 was 2.3%.

Foreign Currency Risk

We have subsidiaries or branches in Alderney, Argentina, Australia, Canada, China, Finland, India, Italy, Malta, Mexico, Peru, Slovakia, Spain, South Africa, Sweden and the United Kingdom. We sell substantially all of our products globally in U.S. dollars to protect ourselves from foreign currency risk; therefore, we estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2012 would not have had a material impact on our business.

For those subsidiaries in which the local currency is the functional currency, the net assets are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in stockholders’ equity in our Consolidated Balance Sheets. Such translation resulted in unrealized losses of $9.9 million for the year ended June 30, 2012, and unrealized gains of $9.2 million for the year ended June 30, 2011.

In addition, foreign governments could impose restrictions on currency movements that might make it costly or impossible to transfer money to the U.S. In fiscal 2012, the governmental authorities in Argentina began limiting the exchange of pesos into dollars and the transfer of funds from Argentina. This has been a dynamic situation and we continue to monitor it closely. Our accounts and notes receivable, net in Argentina at June 30, 2012 was $64.9 million, which is denominated is U.S. dollars, although customers pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on date of payment. In addition, at June 30, 2012 we had approximately 58.0 million pesos, equal to approximately $12.8 million, in our Argentina bank account that we cannot immediately translate to U.S. dollars to transfer out of the country. If the government in Argentina decides to devalue the peso, we would record charges in our Consolidated Statements of Income based on the amount of pesos in our bank account and our customers would be required to pay us a greater amount of pesos when paying our invoices in the future and we cannot guarantee that customers will be able to pay such higher amounts. Without any changes in the government’s current restrictions on currency transfer, we expect the amount of pesos in our bank account to grow as we collect accounts and notes receivable in fiscal 2013 and beyond which would increase our exposure to any currency devaluation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this Report immediately following Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2012, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

As a part of our normal operations, we update our internal controls as necessary to accommodate any modifications to our business processes or accounting procedures. No changes have occurred during the most recent fiscal quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

The effectiveness of our internal control over financial reporting as of June 30, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 18, 2012 with the Securities and Exchange Commission (“SEC”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 18, 2012 with the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 18, 2012 with the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 18, 2012 with the SEC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed on or about October 18, 2012 with the SEC.

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

10.1

License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc. dated as of April 1, 2009, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2009, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.2

Warrant to purchase common stock of the Registrant dated June 11, 2009, between WMS and Hasbro Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on June 17, 2009, SEC file No. 001-8300.

10.3

Warrant modification agreement, dated as of June 11, 2009 between WMS Gaming Inc. and Hasbro Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on June 17, 2009, SEC file No. 001-8300.

10.4

Warrant to purchase common stock of the Registrant, dated September 15, 2003, issued to Hasbro, Inc., incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, SEC file No. 001-8300.

10.5

Game Manufacturer Cashless License Agreement, dated as of October 1, 2006, between IGT and WMS Gaming, Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on October 3, 2006, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.6

IGT/WMS Patent Cross License Agreement, between WMS Gaming Inc. and IGT, dated as February 14, 2008, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 21, 2008, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.7

License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated as of April 24, 2002, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.8

First Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated June 12, 2003, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.9

Second Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated July 15, 2003, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC file No. 001-8300.

Exhibit	Description

10.10

Third Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated November 7, 2003, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.11

Letter Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated February 3, 2004, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2004, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.12

License Agreement between WMS Gaming Inc. and Warner Bros. Consumer Products Inc., dated October 31, 2006 incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2010, SEC File No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.13

Letter Amendment to License Agreement between WMS Gaming Inc. and Warner Bros. Consumer Products Inc., dated May 14, 2009 incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2010, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.14

Amendment No. 2, dated July 25, 2011 to the License Agreement, by and between WMS Gaming Inc. and Warner Bros. Consumer Products Inc. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 29, 2011, SEC file No. 001-8300.

10.15

$400 million Second Amended and Restated Credit Agreement, dated October 18, 2011, between the Corporation with JPMorgan Chase Bank, N.A., as Administrative Agent, JPMorgan Securities LLC, as Joint Bookrunner and Joint Lead Arranger, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Bookrunner and Joint Lead Arranger, Bank of America, N.A., as Syndication Agent and Keybank National Association, Wells Fargo Bank, National Association and Compass Bank, as Co-Documentation Agents, and Union Bank N.A. as Senior Managing Agent, incorporated by reference to WMS’ Quarterly Report on Form 10-Q, for the quarter ended December 31, 2011, SEC file No. 001-8300.

Management Contracts and Compensatory Plans or Arrangements

10.16	WMS Industries Inc. 1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8, filed on December 16, 2009, SEC file No. 001-8300.

10.17	WMS Industries Inc. 2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.18	WMS Industries Inc. 2000 Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.19	WMS Industries Inc. 2002 Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.20

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

10.22

Form of Stock Option Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement) incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC file No. 001-8300.

10.23

Form of Restricted Stock Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement) incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC file No. 001-8300.

10.24

Form of Equity-Based Performance Award Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement) incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the fiscal year ended September 30, 2010, SEC file No. 001-8300.

10.25

Form of Deferred Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2006, SEC file No. 001-8300.

10.26

Form of Restricted Stock Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2007, SEC file No. 001-8300.

10.27

Form of Phantom Stock Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement) incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC file No. 001-8300.

10.28

Form of Director Stock Option Agreement under the WMS Industries Amended and Restated Incentive Plan (2009 Restatement) incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC file No. 001-8300.

10.29

Form of Performance-based Restricted Unit Agreement under the WMS Industries Amended and Restated 2005 Incentive Plan incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2008, SEC file No. 001-8300.

10.30

WMS Industries Inc. Nonqualified Deferred Compensation Plan (As Amended and Restated Effective January 1, 2010) as approved on December 10, 2009, incorporated by reference to Exhibit 10.2 to WMS’ Current Report on Form 8-K filed on December 16, 2009, SEC file No. 001-8300.

10.31

Letter of Termination of Employment Agreement between Louis J. Nicastro and WMS, dated June 14, 2001, incorporated by reference to WMS Annual Report on Form 10-K for the fiscal year ended June 30, 2001, SEC file No. 001-8300.

10.32

Advisory Agreement between Louis J. Nicastro and WMS Industries Inc., dated May 5, 2008, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, SEC file No. 001-8300.

10.33

Amendment to Advisory Agreement between Louis J. Nicastro and WMS Industries Inc., dated September 23, 2010, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 SEC file No. 001-8300.

10.34	Employment Agreement between Brian R. Gamache and WMS, dated December 27, 2004, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 30, 2004, SEC file No. 001-8300.

10.35	Letter Agreement, dated as of August 9, 2005, between WMS and Brian R. Gamache incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005, SEC file No. 001-8300.

10.36

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Brian R. Gamache, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

Exhibit	Description

10.37	Employment Agreement between Orrin J. Edidin and WMS, dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005, SEC file No. 001-8300.

10.38	Letter Agreement, dated as of August 9, 2005, between WMS and Orrin J. Edidin incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005, SEC file No. 001-8300.

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

10.44	Employment Agreement, dated September 7, 2005, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.45

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.46	Deferred Compensation Agreement, dated January 27, 2007, between WMS and Larry J. Pacey, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.47	Employment agreement between Ken Lochiatto and WMS Gaming Inc., dated March 11, 2010, incorporated by reference to WMS’ Current Report on Form 8-K filed March 16, 2010, SEC file No. 001-8300.

10.48	Form of Officer and Director Indemnity Agreement.

Other

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99	Gaming Regulation

101.INS	XBRL Instance Document

Exhibit	Description

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

WMS INDUSTRIES INC.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited the accompanying consolidated balance sheets of WMS Industries Inc. (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WMS Industries Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited WMS Industries Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WMS Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMS Industries Inc. as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012 of WMS Industries Inc. and our report dated August 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 21, 2012

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and 2011

(in millions of U.S. dollars and millions of shares)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$62.3	$90.7
Restricted cash and cash equivalents	13.8	14.3

Total cash, cash equivalents and restricted cash	76.1	105.0
Accounts and notes receivable, net	282.8	284.6
Inventories	53.3	67.1
Other current assets	40.1	40.8

Total current assets	452.3	497.5
NON-CURRENT ASSETS:
Long-term notes receivable, net	122.3	81.6
Gaming operations equipment, net	115.7	86.8
Property, plant and equipment, net	226.7	171.5
Intangible assets, net	178.9	153.9
Deferred income tax assets	39.3	43.1
Other assets, net	18.9	11.9

Total non-current assets	701.8	548.8

TOTAL ASSETS	$1,154.1	$1,046.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$84.8	$66.2
Accrued compensation and related benefits	9.5	12.3
Other accrued liabilities	76.5	73.9

Total current liabilities	170.8	152.4
NON-CURRENT LIABILITIES:
Long-term debt	60.0	—
Deferred income tax liabilities	22.7	23.9
Other non-current liabilities	23.3	14.1

Total non-current liabilities	106.0	38.0
Commitments, contingencies and indemnifications (see Note 15)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (200.0 shares authorized and 59.7 shares issued)	29.8	29.8
Additional paid-in capital	443.5	437.9
Treasury stock, at cost (4.9 and 2.9 shares, respectively)	(144.1)	(104.9)
Retained earnings	554.9	490.0
Accumulated other comprehensive income (loss)	(6.8)	3.1

Total stockholders’ equity	877.3	855.9

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,154.1	$1,046.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended June 30, 2012, 2011 and 2010

(in millions of U.S. dollars and millions of shares, except per share amounts)

	2012	2011	2010
REVENUES:
Product sales	$428.3	$489.2	$460.9
Gaming operations	261.4	294.1	304.2

Total revenues	689.7	783.3	765.1
COSTS AND EXPENSES:
Cost of product sales(a)	205.2	253.9	217.4
Cost of gaming operations(a)	55.5	58.7	58.3
Research and development	94.5	117.0	105.9
Selling and administrative	145.2	150.0	148.4
Depreciation and amortization(a)	92.2	71.1	67.2
Impairment and restructuring charges	9.7	22.2	—

Total costs and expenses	602.3	672.9	597.2

OPERATING INCOME	87.4	110.4	167.9
Interest expense	(1.6)	(1.2)	(3.2)
Interest income and other income and expense, net	13.3	14.4	5.8

Income before income taxes	99.1	123.6	170.5
Provision for income taxes	35.0	42.6	57.6

NET INCOME	$64.1	$81.0	$112.9

Earnings per share:
Basic	$1.15	$1.40	$2.02

Diluted	$1.15	$1.37	$1.88

Weighted-average common shares:
Basic common stock outstanding	55.5	57.7	56.0

Diluted common stock and common stock equivalents	55.8	59.0	60.4

(a) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:
Cost of product sales	$6.4	$4.8	$4.4
Cost of gaming operations	$57.6	$40.1	$44.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE  INCOME

For the Years Ended June 30, 2012, 2011 and 2010

(in millions of U.S. dollars and millions of shares)

Common shares issued	Common shares held in treasury		Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
51.0	(1.8)	Balance, June 30, 2009	$25.5	$311.9	$(45.4)	$296.1	$3.3	$591.4
—	—	Comprehensive income:
—	—	Net income	—	—	—	112.9	—	112.9
—	—	Foreign currency translation adjustment	—	—	—	—	(9.4)	(9.4)

—	—	Comprehensive income	—	—	—	—	—	103.5
—	2.0	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(8.0)	54.5	—	—	46.5
8.7	—	Conversion of Convertible Subordinated Notes to common stock	4.3	110.7	—	—	—	115.0
—	(1.1)	Purchase of treasury shares	—	—	(45.0)	—	—	(45.0)
—	—	Share-based payment expense	—	20.3	—	—	—	20.3
—	—	Other	—	0.6	1.6	—	—	2.2

59.7	(0.9)	Balance, June 30, 2010	29.8	435.5	(34.3)	409.0	(6.1)	833.9
—	—	Comprehensive income:
—	—	Net income	—	—	—	81.0	—	81.0
—	—	Foreign currency translation adjustment	—	—	—	—	9.2	9.2

—	—	Comprehensive income	—	—	—	—	—	90.2
—	0.8	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(16.3)	30.9	—	—	14.6
—	(2.8)	Purchase of treasury shares	—	—	(101.5)	—	—	(101.5)
—	—	Share-based payment expense	—	18.7	—	—	—	18.7

59.7	(2.9)	Balance, June 30, 2011	29.8	437.9	(104.9)	490.0	3.1	855.9
—	—	Comprehensive income:
—	—	Net income	—	—	—	64.1	—	64.1
—	—	Foreign currency translation adjustment	—	—	—	—	(9.9)	(9.9)

—	—	Comprehensive income	—	—	—	—	—	54.2
—	0.4	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(10.2)	11.2	—	—	1.0
—	(2.4)	Purchase of treasury shares	—	—	(50.4)	—	—	(50.4)
—	—	Share-based payment expense	—	15.8	—	—	—	15.8
—	—	Impact of ASU 2010-16 accounting change on WAP base jackpot liabilities	—	—	—	0.8	—	0.8

59.7	(4.9)	Balance, June 30, 2012	$29.8	$443.5	$(144.1)	$554.9	$(6.8)	$877.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2012, 2011 and 2010

(in millions of U.S. dollars)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$64.1	$81.0	$112.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	77.8	71.1	67.2
Amortization of intangible and other non-current assets	29.0	21.6	22.2
Share-based compensation	15.8	18.7	20.3
Non-cash impairment and restructuring charges	0.6	18.4	—
Other non-cash items	11.7	11.4	2.4
Deferred income tax benefit	(1.0)	(13.1)	(6.6)
Tax benefit from exercise of stock options	(0.2)	(10.1)	(20.1)
Change in operating assets and liabilities, net:
Restricted cash	0.5	3.6	1.1
Total accounts and notes receivable	(44.8)	(46.8)	(76.7)
Inventories	15.7	(9.5)	(14.4)
Current liabilities	10.0	21.4	44.9
Other current and long-term assets and long-term liabilities	(22.4)	(10.6)	(22.9)

Net cash provided by operating activities	156.8	157.1	130.3

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(83.0)	(65.9)	(43.5)
Additions to property, plant and equipment	(81.4)	(66.2)	(56.8)
Acquisition of business, net of cash acquired	(16.4)	—	—
Payments to acquire or license intangible and other non-current assets	(13.4)	(24.9)	(8.3)

Net cash used in investing activities	(194.2)	(157.0)	(108.6)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under revolving credit facility	60.0	—	—
Purchase of treasury stock	(50.4)	(101.5)	(45.0)
Debt issuance costs	(2.4)	—	(1.7)
Cash received from exercise of stock options and employee stock purchase plan	3.4	14.4	37.2
Tax benefits from exercise of stock options	0.2	10.1	20.1
Other	—	—	(0.9)

Net cash provided by (used in) financing activities	10.8	(77.0)	9.7

Effect of exchange rates on cash and cash equivalents	(1.8)	0.9	(0.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28.4)	(76.0)	31.0
CASH AND CASH EQUIVALENTS, beginning of year	90.7	166.7	135.7

CASH AND CASH EQUIVALENTS, end of year	$62.3	$90.7	$166.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

1. BUSINESS OVERVIEW

We are engaged in one business segment: to serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming jurisdictions worldwide. Our interactive gaming (“iGaming”) products and services, including our fiscal 2012 acquisitions, include development and marketing of digital gaming content, products, services and end-to-end solutions that address global online wagering and play-for-fun social, casual and mobile gaming opportunities. We have production facilities in the United States with development and distribution offices located in the United States, Argentina, Australia, Canada, China, India, Mexico, South Africa and Spain, and an online gaming operations center in the United Kingdom and through July 2011 when we sold our subsidiary, Systems in Progress GmbH (“SiP”), Austria and with our acquisition of Jadestone Group AB (“Jadestone”) in late fiscal 2012, we have a development, operations center and administrative office in Sweden (see Note 4. “Business Acquisitions”). In addition, we also acquired Genesis Communications Inc., d/b/a Phantom EFX (“Phantom”) in fiscal 2012 which has a development, distribution and administrative office in Iowa (see Note 4. “Business Acquisitions”). In fiscal year 2009, we integrated the manufacturing of our Orion Financement Company B.V. (“Orion Gaming”) products into our Spain and United States facilities, and in fiscal 2011 we closed and sold Orion Gaming’s manufacturing facility in the Netherlands and determined that we would wind down the manufacturing of the Orion Gaming product lines over fiscal 2012. We will continue to provide support for spare parts related to Orion Gaming product lines for several years. Orion Gaming and SiP were immaterial to our Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows. In addition, the acquisition of Jadestone and Phantom were immaterial to our Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows. In July 2012, we grouped together all of our worldwide online wagering, and social, casual and mobile gaming initiatives to focus on their growth, development and operational execution and to optimize the benefits of interactive gaming initiatives for casino operators and their players. We expect to facilitate the continued expansion, investment, evolution and extension of WMS’ interactive product and services and increase WMS’ focus on this rapidly evolving growth area.

We generate revenues in two principal ways: product sales and gaming operations. First, product sales include the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions) and parts. Second, in gaming operations we license our game content and intellectual property to third parties for distribution; we earn revenues from operating an online gaming site, offering a social game on Facebook®, offering our games on third-party online gaming platforms that are interoperable with our gamer servers and selling select WMS games that have been ported to operate on mobile devices and PC’s; we earn revenues from operating a networked gaming system and applications, which is a system that links groups of networked-enabled gaming machines to a server in the casino data center, and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators under operating leases where the lease payments are based upon (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine, (2) fixed daily fees or (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee and a percentage of the coin-in. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games”.

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

2. PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), include all adjustments necessary to fairly present our consolidated financial position, results of operations and cash flows for each period presented. Our Consolidated Financial Statements include the accounts of WMS Industries Inc. and its wholly owned subsidiaries (“WMS” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

General

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“Topic 605”) and FASB Topic 985, “Software” (“Topic 985”), as updated by Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”).

ASU No. 2009-13 defines multiple-deliverable revenue arrangements and requires that the arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimated selling price (“ESP”).

Our product sales revenues are recorded pursuant to ASU No. 2009-14, as the software and non-software components of our gaming machines function together to deliver the product’s essential functionality.

Topic 985 primarily impacts networked gaming revenues because networked gaming revenues are derived from computer software applications and systems to be sold or leased. The application of Topic 985 requires us to obtain VSOE for undelivered networked gaming software applications in a multiple deliverable arrangement before revenue can be recognized on the arrangement. Networked gaming refers to a networked gaming system that links groups of networked-enabled gaming machines to a server in the casino data center.

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

Product Sales

Revenues are reported net of incentive rebates, discounts, sales taxes and other taxes of a similar nature. In product sales, about half of our revenues are sold on credit terms of 30 to 120 days and half are sold with extended payment terms for periods up to one year and beyond, and in some cases for terms up to three years, with interest at market rates in excess of our borrowing rate recognized for terms greater than twelve months and in some instances such longer-term obligations may be secured by the related gaming machines, although the value of the gaming machines, if repossessed, may be less than the accounts and notes receivable balance outstanding. For products sold under arrangements with extended payment terms, judgment for revenue recognition is based on the revenue recognition policy stated above as well as the probability of collection and historic collection experience.

We annually evaluate sales contracts with extended payment terms in excess of one year to determine if there is sufficient history to prove assurance of collectability and that pricing is fixed or determinable under the original sales contract terms. In concluding that our historical payment history is based on sufficiently similar arrangements, we consider the nature of our customers, our historic collection experience with the specific customer, the terms of the arrangement and the nature of the product being sold. In our evaluation as to whether such arrangement is probable of collection and contains prices that are fixed or determinable, we routinely analyze our domestic and foreign collection history on such arrangements and we evaluate the risk of technological obsolescence of the underlying gaming machines. As a result of our investigation, we have concluded that our extended payment term arrangements with original periods of 36 months or less qualify for revenue recognition at the time of sale because of our history of collecting all amounts due under such arrangements, the lack of concessions given to collect amounts owed under such arrangements, including any refinancing arrangements, and the low risk of technological obsolescence, as our product life significantly exceeds the payment terms. Our product sales contracts do not include specific performance, cancellation, termination or refund type provisions.

Our services for initial gaming machine installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the associated product sales revenue is recognized. Arrangements may also include spare parts sales or sales of game content conversion kits, which enable customers to replace game content without purchasing a new gaming machine, or hardware or operating system conversion kits, which include a new CPU board and operating system. Product sales arrangements do not include maintenance and product support fees beyond a standard warranty period. The recognition of revenue from the sale of gaming machines occurs when delivery occurs, title and risk of loss have passed to the customer and all other criteria described above have been satisfied. Labor costs for gaming machine installs are included in selling and administrative expenses and are incidental to the arrangement. We accrue for the cost of installing gaming machines sold to our customers at the time of sale, based on the percent of such gaming machines that we expect to install for our customers and we provide a reserve for warranty costs. Our installation costs and warranty expense have not been material.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Gaming Operations

We earn gaming operations revenues from leasing gaming machines, VLTs and other leased equipment under operating leases, earn royalties from third parties under license agreements to use our game content and intellectual property and, beginning in fiscal 2011, earn revenues from our online casino operations and networked gaming operations, and beginning in fiscal 2012, earn revenues from offering a social game on Facebook, offering our games on third-party online gaming platforms that are interoperable with our game servers and selling select WMS games that have been ported to operate on mobile devices and PC’s, although the revenue earned in fiscal 2011 and 2012 from such new operations is immaterial to our Consolidated Financial Statements. We capitalize the costs to install gaming operations equipment. Labor costs associated with performing routine maintenance on participation gaming machines is expensed as incurred and included in selling and administrative expenses. Revenues are recognized as earned when collectability is reasonably assured.

For WAP leasing agreements, revenues are recognized for each gaming machine based upon a percentage of coin-in, which is the amount of coins, currency and credits wagered on the gaming machine, or a combination of a fixed daily fee and a percentage of coin-in. WAP systems entail a configuration of numerous electronically linked gaming machines located in multiple casino properties within a single gaming jurisdiction, which are connected to our central WAP computer system via a network of communications equipment. WAP gaming machines differ from non-linked gaming machines in that they build a progressive jackpot with every wager until a player hits the top award winning combination. We pay WAP progressive jackpots won by casino patrons. Participating casinos pay a percentage of the coin-in from WAP gaming machines directly to us for services related to the design, assembly, installation, operation, maintenance and marketing of our WAP systems and to administer the progressive jackpot funding.

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

We also offer participation gaming machines on a non-linked basis, which we call stand-alone games. Our casino customers are responsible for paying the jackpots won on stand-alone participation gaming machines. Stand-alone and LAP progressive participation lease payments are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee, or for several specific products, a percentage of the coin-in.

VLTs may be operated as stand-alone units or may interface with central monitoring systems operated by government agencies. Our leased VLTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our lease revenues are based on a fixed percentage of daily net win of the VLTs or a fixed daily lease rate. We exclude our leased VLTs that utilize for-sale game themes from our installed base of participation gaming machines. Our customers are responsible for paying the jackpots won on VLT’s.

In all cases, the lease payments entitles the customer to full use of the gaming machine and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain markets, we also charge a daily system connection fee for the customer to connect to a central determination system and/or back-office system that determines the outcome of gaming machines. We do not consider these arrangements to have multiple revenue-generating activities as the services offered are a

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously; therefore, revenue is recognized under general revenue recognition guidance as the products and services provide the customer with the right to use the gaming machines and software that is essential to the functionality of the gaming machine.

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

Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we license our games, artwork and other intellectual property. License royalties are recorded as earned when the licensee purchases or places the game or other intellectual property, and collectability is reasonably assured. We also earn revenues from operating an online casino for residents of the United Kingdom, offering a social game on Facebook, offering our games on third-party online gaming platforms that are interoperable with our game servers, selling select WMS games that have been ported to operate on mobile devices and PC’s and earn revenues from networked gaming, all of which we include in our other gaming operations revenues. Currently the revenues earned from all of these arrangements are not material to our Consolidated Financial Statements.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three-months or less when purchased are considered cash equivalents. Restricted cash of $13.8 million and $14.3 million at June 30, 2012 and 2011, respectively, is required by gaming regulations to fund WAP jackpot payments.

As of June 30, 2012, we maintained an aggregate cash balance of $13.5 million in non-interest bearing accounts with two of the banks in our $400 million amended and restated revolving credit agreement.

Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. For notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest income and other income and expense, net, ratably over the payment period. We impute interest income on all accounts and notes receivable with terms greater than one year. The interest rates on outstanding notes receivable ranged from 5.25% to 10.0% at June 30, 2012 and 2011. Our policy is to generally recognize interest on notes receivables until the note receivable is deemed non-performing, which we define as a note where payments have not been received within 180 days of the agreed upon terms. The amount of our non-performing notes is immaterial at June 30, 2012 and 2011.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At June 30, 2012 and 2011, the fair value of the accounts and notes receivable, net, approximated the carrying value.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We file Uniform Commercial Code (UCC) liens on almost all domestic trade accounts and notes receivable with terms greater than 90 days, which secures our interest in the gaming machines underlying the trade accounts and notes receivable until the receivable balance is fully paid. The majority of our domestic customers are not rated by the credit rating agencies. On international trade accounts and notes receivable, where possible we seek payment deposits, collateral, pledge agreements, bills of exchange or foreign bank letters of credit. However, the majority of our international trade accounts and notes receivable are not collateralized. Currently, we have not sold our accounts or notes receivable to third parties, so we do not have any off-balance sheet liabilities for factored receivables.

Our international expansion has necessitated us to provide, in certain jurisdictions, a greater amount of financing terms of 18 to 36 months. In addition, as a result of the financial market crisis, which began in 2008 and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than one year, incur interest at rates in excess of our borrowing rate, both of which provide added profitability to the sale.

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

The expansion of our use of extended payment terms since 2009 has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total accounts and notes receivable, net increased by $38.9 million from $366.2 million at June 30, 2011, to $405.1 million at June 30, 2012. We believe that the majority of this increase is due to the impact of providing an expanded amount of extended payment terms. The collection of these accounts and notes receivable in future periods will increase the amount of cash flow provided by operating activities and reduce our total accounts and notes receivable and increase our cash balance.

Inventories

Inventories are valued at the lower of cost (determined by the first-in, first-out method) or market. We value inventory quarterly based on estimates of potentially excess and obsolete inventories after considering historical and forecasted demand and average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Actual demand may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements. Demand for parts inventory is subject to technological obsolescence. Inventories on hand in excess of forecasted demand are written down to net realizable value when such determination is made.

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

to changes in demand in general for used gaming machines. We sell these trade-ins as-is or refurbish the gaming machines before resale. We also sell participation gaming machines, after refurbishment, as used gaming machines when we no longer need them in our gaming operations. We review our used gaming machine inventory for impairment on a quarterly basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements.

Gaming Operations Equipment and Property, Plant and Equipment

Gaming operations equipment and Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation of these assets is computed on a straight-line basis over the following estimated useful lives:

Buildings and improvements	10 to 40 years

Leasehold improvements	Lesser of term of lease or useful life

Machinery and equipment	3 to 10 years

Gaming operations equipment	1 to 5 years

Furniture and fixtures	10 years

Capitalized internal use software costs	3 to 7 years

Significant replacements and improvements are capitalized. Other maintenance and repairs are expensed.

As our gaming operations equipment can be relocated from one customer to another customer, we review the carrying value of gaming operations equipment for impairment by type of equipment (for base gaming machines each of: Legacy, Bluebird® mechanical reel, Bluebird video, Bluebird slant, Bluebird2 mechanical reel, Bluebird2 video, Bluebird2 widescreen, Bluebird xD™ mechanical reel and Bluebird xD video; for top-boxes by form factor; for signage by form factor; and other equipment by category) when events or changes in circumstances indicate that the carrying value of any of these asset groups may not be recoverable. An impairment loss would be recognized when the present value of estimated directly related future cash flows expected to result from the use of the gaming operations equipment and its eventual disposition is less than its carrying value.

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

We account for costs incurred to develop computer software for internal use in accordance with FASB Subtopic 350-40 “Internal Use Software” of Topic 350, “Intangibles-Goodwill and Other (“Topic 350”).” Consequently, any costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, we depreciate the capitalized asset cost over its useful life, which can be up to 7 years for software related to our Oracle ERP system. The net book value of capitalized internal use software costs placed in service was $12.9 million and $17.9 million as of June 30, 2012

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

and 2011, respectively, which are included in capitalized internal use software costs in property, plant and equipment. The decrease in fiscal 2012 relates to costs being depreciated at a greater rate than new capitalized internal software costs being placed in service. In fiscal 2011 and 2012, we capitalized costs incurred to re-implement the Oracle ERP system to the latest version of the software, which are included in construction-in-progress and we expect these assets will be placed in service in the first half of fiscal 2013.

Intangible Assets

In accordance with Topic 350, we classify intangible assets into two categories: (1) intangible assets with finite lives subject to amortization and (2) goodwill. We review the carrying value of our intangible assets with finite lives individually when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when the present value of estimated directly related future cash flows expected to result from the use of the finite-lived intangible asset and its eventual disposition is less than its carrying value.

We determine the useful lives of our identifiable finite-lived intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement, the history of the asset, our long-term strategy for the use of the asset, any laws or other local regulations, which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have finite lives are amortized over the greater of the units of production methodology or on a straight-line basis. Most of our intangible assets are amortized on a straight-line basis over their useful lives. See Note 9. “Intangible Assets.”

We capitalize as identifiable finite-lived intangible assets advances for royalty and licensing fees made in connection with licensing agreements we have for our use of third-party brands, intellectual property and technologies. When the products using the licensed intellectual property or technology begin to generate revenue, we begin expensing the amount advanced. In cases where the advance represents a paid up license, the advance is expensed based on the estimated life of the asset. In cases where the license agreement provides for a royalty to be earned by the licensor for each gaming machine sold or placed on a lease, the advance is expensed based on the royalty rates provided in the license agreement. In both cases the amortization of the advances is included in cost of product sales if directly related to product sale revenues, or cost of gaming operations if directly related to gaming operations revenues. To the extent we determine that the products developed would not fully recover the amounts capitalized and future minimum commitments in the license agreement, we will record an immediate charge in our Consolidated Statements of Income to write-down the book value of any asset recorded to recoverable value at the time of such determination and accrue for the shortfall between the intangible asset value plus remaining commitments and the actual amount estimated to be earned.

We do not amortize goodwill. For goodwill, we perform tests for impairment at least annually or more frequently when events or circumstances indicate that assets might be impaired. We perform our impairment tests of goodwill at our reporting unit level, which is at the consolidated level. Such impairment tests for goodwill include comparing our market capitalization based on outstanding shares to our book value as of June 30, 2012, which resulted in an excess of market value over book value of over $0.2 billion. If we did not have this excess we would perform a second test to compare the book value to the present value of estimated future cash flows of the reporting unit. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In addition, where applicable, an appropriate discount rate is used, based on our estimated cost of capital rate or location-specific economic factors. In case the fair value is less than the book value of the assets, we record an impairment charge to write-down the book value of the assets to fair value.

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

For our game themes, we have determined that such products reach technological feasibility when internal testing is complete and the product is ready to be submitted to the gaming regulators for approval. We incur regulatory approval costs for our game themes after technological feasibility is achieved which we capitalize. Capitalized regulatory approval costs, net were $14.9 million and $10.8 million as of June 30, 2012 and 2011, respectively, which are included in Other non-current assets. Amortization expense for previously capitalized regulatory approval costs totaled $8.6 million, $7.9 million and $6.2 million in fiscal 2012, 2011 and 2010, respectively. Regulatory approval costs related to projects that are discontinued are expensed when the determination to discontinue is made.

Sales of Used Gaming Machines

Cash generated from the remanufacture and sale of used gaming machines, including cash generated from the remanufacture and sale of used gaming operations machines, is included in our Consolidated Statements of Cash Flows in cash flow provided by operating activities for the periods in which such sales occur and have not been material in fiscal 2012, 2011 and 2010.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

Cost of product sales consists primarily of raw materials, labor and manufacturing overhead. The cost of product sales also includes directly related licensing and royalty charges, inbound and outbound freight charges, purchasing and receiving costs, inspection costs and internal transfer costs.

Cost of gaming operations consists primarily of WAP jackpot expenses, directly related licensing and royalty charges, telephone costs, gaming operations taxes and fees and parts.

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $24.1 million, $24.7 million and $23.9 million for fiscal 2012, 2011 and 2010, respectively.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

WAP Jackpot Liabilities and Expenses

WAP jackpots are payable either immediately in the case of instant pay progressive jackpots or, for non-instant pay jackpots, at the jackpot winner’s choice, to receive the jackpot paid over 20 annual installments or a single lump sum payment for the amount of the jackpot, discounted to present value at applicable interest rates, and, in our experience, substantially all winners elect the lump sum option. Prior to July 1, 2011, we recorded a WAP jackpot liability based on the actual volume of coin-in or gaming machine play plus the initial progressive meter liability (“base jackpot”) on each WAP system in each jurisdiction, discounted to net present value for non-instant pay jackpots. We deferred jackpot expense for the base jackpot liability on each WAP linked system, which is subsequently expensed as jackpot expense in cost of gaming operations based on the theoretical coin-in, or gaming machine play, to win the jackpot liability. The FASB issued ASU No. 2010-16, “Accruals for Casino Jackpot Liabilities,” (“ASU No. 2010-16”), effective July 1, 2011. Under ASU No. 2010-16, we changed our accounting to not record any expense for the base jackpot liability for our progressive jackpots on our WAP gaming machines until the progressive jackpot liability is won by the casino patron. In adopting this accounting standard effective July 1, 2011, we credited retained earnings with $0.8 million, net of related deferred income taxes for deferred jackpot liability expense recorded in other current liabilities in our Consolidated Balance Sheets at June 30, 2011. See Note 2. “Principal Accounting Policies—Recently Adopted Accounting Standards”.

Research and Development Costs

We account for research and development costs in accordance with FASB Topic 730, “Accounting for Research and Development Costs” (“Topic 730”). Accordingly, costs associated with product development are expensed as incurred and included in Research and development in our Consolidated Statements of Income.

Advertising Expense

The cost of advertising is charged to expense as incurred. The cost of advertising for fiscal 2012 was $3.0 million compared to $2.7 million in fiscal 2011 and $0.8 million in fiscal 2010.

Share-Based Compensation—Stock Option Assumptions

We account for share-based compensation under FASB Topic 718 “Share Based Compensation” (“Topic 718”). The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants during fiscal years ended June 30:

	2012	2011	2010
Risk-free interest rate	0.6%	1.2%	2.1%
Expected life of options (in years)	3.71	3.70	4.64
Expected volatility.	0.55	0.50	0.49
Dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero coupon issues with a remaining term that approximates the expected life of the award. The expected life of each award granted is calculated using historical experience in accordance with Topic 718. The expected volatility rate has been calculated based on actual historical daily closing prices of our common shares for the expected life of the option. The expected dividend yield is based on historical dividend payments. See Note 14. “Equity Compensation Plan.”

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

At June 30, 2012, our investments in various money market funds totaling approximately $0.8 million were subject to fair value measurement in accordance with Topic 820, compared to $14.7 million in fiscal 2011. These money market investments are included in our cash and cash equivalents and restricted cash and cash equivalents in our Consolidated Balance Sheets and are considered Level 1 securities. In addition, the carrying amounts reflected in our Consolidated Balance Sheets for total accounts and notes receivable, net, accounts payable, acquisition related liabilities and long-term debt approximate their respective fair values at June 30, 2012 and 2011.

Translation of Non-U.S. Currency Amounts

Our most significant non-U.S. subsidiaries functional currency is the reporting currency, U.S. dollars. For those non-U.S. subsidiaries that use the local currency as their functional currency, the assets and liabilities are translated to U.S. dollars and any resulting translation adjustments are included in accumulated other comprehensive income in our Consolidated Statement of Stockholders’ Equity and Comprehensive Income. Foreign currency transaction gains and (losses) on local currency cash balances and payments between subsidiaries are included in Interest income and other income and expense, net and totaled ($0.4) million, $0.0 million and ($0.2) million in fiscal 2012, 2011 and 2010, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts and notes receivable. We place cash and cash equivalents in high credit quality financial institutions and in short-duration, high-quality securities. With the exception of U.S. Government and Agency securities and overnight investment sweeps, our short-term investment policy limits the amount of credit exposure in any one financial institution, industry group or type of investment. Cash on deposit in domestic bank accounts may be in excess of Federal Deposit Insurance Corporation limits. As a result of the financial market crisis, our recent investment decisions and priorities have been based on capital preservation rather than on investment returns.

Our short-term and long-term accounts and notes receivable are concentrated in the following legalized gaming jurisdictions at June 30, 2012:

United States	46%	International	54%
Nevada	10%	Argentina	17%
Other (less than 5% individually)	36%	Mexico	11%
		Peru	7%
		Canada	5%
		Other (less than 5% individually)	14%

As of June 30, 2012, approximately 13% of our employees are covered by a collective bargaining agreement, which expires on June 30, 2014.

Recently Adopted Accounting Standards

In April 2010, the FASB issued ASU No. 2010-16, which clarifies when a casino entity is required to accrue a jackpot liability. Under ASU No. 2010-16, effective July 1, 2011, we changed our accounting to not record any expense for the base jackpot liability for our progressive jackpots on our WAP gaming machines until the

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

progressive jackpot liability is won by the casino patron. In adopting this accounting standard effective July 1, 2011, we credited retained earnings with $0.8 million, net of related deferred income taxes for deferred jackpot liability expense recorded in other current liabilities in our Consolidated Balance Sheets at June 30, 2011. We believe adoption of ASU No. 2010-16 was immaterial to our Consolidated Financial Statements, but could provide more volatility to our consolidated financial results than the previous accounting method.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements Disclosures” (“ASU No. 2011-04”) which requires supplemental disclosures related to purchases, sales, issuances and settlements of fair value instruments within the Level 3 reconciliation. We adopted ASU No. 2011-04 as of January 1, 2012 and the adoption had no material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards Not Yet Adopted

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) to require other comprehensive income, including reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following the Consolidated Statement of Income. In December 2011, the FASB issued update ASC No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”) which will require us to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, and the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05. ASU No. 2011-12 is effective prospectively for us beginning July 1, 2012 and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing for Impairment” (“ASU No. 2011-08”) to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. ASU No. 2011-08 is effective prospectively for us beginning July 1, 2012 and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”) to require new disclosures about offsetting assets and liabilities to help enable users of financial statements evaluate certain significant quantitative differences in balance sheets prepared under U.S. GAAP and IFRS. ASU No. 2011-11 is effective retrospectively for us beginning July 1, 2013 and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”) to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of indefinite-lived intangible asset impairment. ASU No. 2012-02 is effective prospectively for us beginning July 1, 2013 and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

We do not believe there is additional accounting guidance not yet effective that is relevant to the readers of our Consolidated Financial Statements. Several new Exposure Drafts and proposals are under development which may have a significant impact on our Consolidated Financial Statements if enacted.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

3. ACCOUNTS RECEIVABLE, NOTES RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS     AND BAD DEBT

Consolidated Accounts and Notes Receivable, net

The following summarizes the components of current and long-term accounts and notes receivable, net:

	As of June 30,
	2012	2011
Current, net:
Accounts receivable	$106.3	$105.3
Notes receivable	183.4	184.8
Allowance for doubtful accounts	(6.9)	(5.5)

Current accounts and notes receivable, net	$282.8	$284.6

Long-term, net:
Notes receivable	$122.3	$81.6
Allowance for doubtful accounts	—	—

Long-term notes receivable, net	$122.3	$81.6

Total accounts and notes receivable, net	$405.1	$366.2

Accounts and notes receivable, net from international customers in Argentina, Mexico, Peru and Canada at June 30, 2012, were approximately: $64.9 million, $40.7 million, $28.7 million and $20.5 million, respectively while accounts and notes receivable from international customers in these same countries at June 30, 2011, were approximately: $55.9 million, $59.6 million, $24.5 million and $8.5 million, respectively.

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts. On a routine basis, but at least quarterly, we evaluate our accounts and notes receivable individually and collectively, and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. We consider a variety of factors in this evaluation, including the accounts and notes receivable aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms, the legal environment and regulatory landscape and news related to individual customers, especially if the news calls into question the customer’s ability to fully pay balances owed. Accounts and notes receivables are evaluated individually for impairment (specific reserves) when collectability becomes uncertain due to events and circumstances that cause an adverse change in a customer’s cash flows or financial condition. Accounts and notes receivable placed on specific reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

For customers in the United States, at the time a customer files for bankruptcy, we typically have a security interest in the gaming machines for that portion of the total accounts and notes receivable, but our accounts and notes receivable related to all other revenue sources are typically unsecured claims. In gaming operations, because we own the gaming machines and lease them to the casino operator, in a bankruptcy the customer has to either accept or reject the lease and, if rejected, our gaming machines are returned to us. Due to the significance of our gaming machines to the on-going operations of our casino customers, in a bankruptcy filing we may be designated as a key vendor, which can enhance our position above other creditors in the bankruptcy. For international customers, depending on the country and our historic collection experience with the customer, we may have pledge agreements, bills of exchange or personal guarantees or other forms of agreement to enhance our ability to collect the receivables.

During the fiscal year ended June 30, 2012, our bad debt expense totaled $6.7 million, or 1.0% of revenues, which compares to $3.9 million of bad debt expense for the prior fiscal year, which represented 0.7% of revenues in the prior fiscal year. The higher bad debt expense in fiscal 2012 was primarily due to increasing the dollar amount of bad debt reserves by $3.6 million following government enforcement action beginning in the September 2011 quarter at certain casinos in Mexico. In fiscal 2011, we recorded a $1.4 million impairment charge to write-down receivables in Venezuela due to government action to close casinos. Our total bad debt reserve was $6.9 million at June 30, 2012, compared to $5.5 million at June 30, 2011.

Notes Receivable and Credit Quality

The following summarizes the components of total notes receivable, net:

	As of June 30, 2012	Balances that are over 90 days past due
Notes receivable:
Domestic	$123.4	$1.4
International	182.3	5.2

Notes receivable subtotal	305.7	6.6
Allowance for doubtful accounts	(4.3)	(1.5)

Total notes receivable, net	$301.4	$5.1

At June 30, 2012, 1.7% of our total notes receivable, net was past due over 90 days compared to 0.7% at June 30, 2011.

The following tables detail our evaluation of notes receivable for impairment:

	As of June 30, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$123.4	$10.8	$112.6
International	182.3	60.4	121.9

Total notes receivable	$305.7	$71.2	$234.5

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

	As of June 30, 2011	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$87.7	$12.8	$74.9
International	178.7	39.8	138.9

Total notes receivable	$266.4	$52.6	$213.8

The following table reconciles the current and non-current allowance for doubtful notes receivable from June 30, 2011 to June 30, 2012:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Balance at June 30, 2011	$2.6	$2.6	$0.0
Charge-offs	(3.1)	(3.1)	0.0
Recoveries	0.0	0.0	0.0
Provision, primarily amounts recorded for Mexican customers’ notes receivable	4.8	4.8	0.0

Balance at June 30, 2012	$4.3	$4.3	$0.0

Modifications to original financing terms are an exception to our cash collection process and are a function of collection activities with the customer. If a customer requests a modification of financing terms during the collection process, we evaluate the proposed modification in relation to the recovery of our gaming machines, seek additional security and recognize any additional interest income ratably over the remaining new financing term. Additionally, we often take the opportunity to simplify the forward payments by consolidating several notes (each typically representing an individual purchase transaction) into one note. In those instances, the aging of any outstanding receivable balance would be adjusted to reflect the new payment terms. Any such modifications generally do not include a concession as they generally result only in a delay of payments from the original terms. As a result of the financial crisis that began in 2008, such modifications have increased, but in general, the impact of the modifications of original financing terms have not been significant to our total accounts and notes receivable balance.

The following summarizes the notes receivable that had modification of financing terms:

	Year Ended June 30, 2012
	# of Customers	# of Notes	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic	1	2	$0.7	$0.7
International(a)	17	80	53.8	53.8

Total financing term modifications	18	82	$54.5	$54.5

(a)	Detailed modifications included:

➢	One international customer with one note for $14.8 million for which original terms were extended by five months;

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

➢	One international customer in which 16 notes were consolidated into one note aggregating $8.8 million, with an average 12 month extension of terms;

➢	One international customer in which 14 notes were consolidated into three notes aggregating $8.0 million, with an average 14 month extension of terms;

➢	One international customer in which 11 notes were consolidated into one note aggregating $6.4 million, with an average 11 month extension of terms;

➢	The remaining 13 international customers with 38 notes were consolidated into 13 notes aggregating $15.8 million, with an average of 12 month extension of terms; and

➢	One domestic customer in which two notes were consolidated into one note aggregating for $0.7 million for which original terms were extended by 12 months.

4. BUSINESS ACQUISITIONS

On May 21, 2012, we completed the acquisition of 100% of the outstanding stock of privately held Jadestone, a Sweden-based company that develops, publishes and distributes online gaming content and entertainment for online game companies. The total cash consideration for Jadestone paid at closing, excluding acquisition costs, was approximately $2.6 million, and there is up to $6.7 million of additional consideration payable over the next 5 years. The goodwill for Jadestone is expected to be non-deductible for tax purposes.

On June 15, 2012, we completed the acquisition of 100% of the outstanding stock of privately held Phantom, an Iowa-based company that is a leading publisher and developer of interactive casino and slot-based games for social, casual and mobile gaming entertainment. The total cash consideration for Phantom paid at closing, excluding acquisition costs, was approximately $13.8 million and there is up to $10.5 million of additional consideration payable over the next 5 years. The goodwill for Phantom is expected to be deductible for tax purposes.

Pro forma financial information is not provided as these acquisitions are not material to our Consolidated Financial Statements. We allocated the aggregate purchase price, including the additional consideration acquisition liabilities, of $33.6 million to: tangible assets of $2.2 million; finite-lived intangibles assets of $7.2 million and goodwill of $27.2 million; and total liabilities of $20.2 million, including $17.2 million of additional consideration payable.

5. IMPAIRMENT AND RESTRUCTURING CHARGES

Given the continuing lower levels of capital spending by casinos over the last three years and with no leading indicators suggesting that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. We still believe our long-term vision is intact but, as a result of this review, we refined our product plans and restructured our organization. Specifically, we have streamlined our product management and product development functions, simplified our product plans and further prioritized on-time commercialization of new game themes, products and portal applications.

Some of the product, operational and other decisions made in this review led to impairment and restructuring, charges of $22.2 million pre-tax, or $0.24 per diluted share, recorded in fiscal 2011 comprised of $18.4 million, or $0.20 per diluted share, for pre-tax non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name, $2.4 million for impairment charges to write-down the value of the Orion facility in the Netherlands to fair value upon closing of the facility, $1.4 million for impairment of receivables related to government action to close casinos in Venezuela and $0.2 million of other impairment charges), and $3.8 million pre-tax, or $0.04 per diluted share, for restructuring charges (primarily separation costs).

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

In addition, we implemented a broader restructuring in the September 2011 quarter and recorded a $9.7 million pre-tax charge, or $0.12 per diluted share, consisting of $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities. These restructuring actions are expected to better direct resources and focus on near-term revenue opportunities and reduce our overall organizational staffing by approximately 10% to a level that better correlates with the current industry operating environment, while maintaining our ability to create great games that engage current players and attract new players.

The components of the impairment and restructuring charges recorded are as follows:

	Year Ended June 30, 2012		Year Ended June 30, 2011
DESCRIPTION OF CHARGES	Pre-tax amounts	Per diluted share	Pre-tax amounts	Per diluted share
IMPAIRMENT AND RESTRUCTURING CHARGES
Non-cash Charges
Impairment of receivables and property, plant and equipment	$0.6	$0.01	$4.0	$0.05
Impairment of licensed technologies and brand name	—	—	14.4	0.15
Cash Charges
Restructuring charges	9.1	0.11	3.8	0.04

Total Impairment and Restructuring Charges	$9.7	$0.12	$22.2	$0.24

Of the $3.8 million of restructuring charges recorded in fiscal 2011, we paid all $2.4 million of the restructuring charges recorded in the September 2010 quarter by June 30, 2011 and we paid the $1.4 million of the restructuring charges recorded in the June 2011 quarter by June 30, 2012.

Of the $9.1 million of restructuring charges recorded in the September 2011 quarter, all $5.9 million of separation-related charges and $0.8 million of the $3.2 million of restructuring costs relating to closing two facilities were paid by June 30, 2012. At June 30, 2012, we had $2.4 million costs related to closing two facilities which were unpaid, which we expect to pay ratably through July 2015.

6. EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of common and common stock equivalents outstanding. Restricted stock is considered participating securities and included in our calculation of earnings per share. Basic and diluted earnings per share are calculated as follows:

	Year ended June 30,
	2012	2011	2010
Net income	$64.1	$81.0	$112.9
After-tax interest expense and amortization of issuance cost on our 2.75% Convertible Subordinated Notes (“Notes”).	—	—	0.5

Diluted earnings (numerator)	$64.1	$81.0	$113.4

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

	Year ended June 30,
	2012	2011	2010
Basic weighted-average common shares outstanding	55.5	57.7	56.0
Dilutive effect of stock options	0.2	0.9	1.2
Dilutive effect of restricted common stock and warrants	0.1	0.4	0.5
Dilutive effect of Notes	—	—	2.7

Diluted weighted-average common stock and common stock equivalents (denominator)	55.8	59.0	60.4

Basic earnings per share of common stock	$1.15	$1.40	$2.02

Diluted earnings per share of common stock and common stock equivalents	$1.15	$1.37	$1.88

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	5.6	2.2	1.1

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro Inc. and Hasbro International, Inc. (collectively, “Hasbro”) to extend their license agreement with us, approved a grant of warrants (the “2003 Warrants”) to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance of the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment and is anti-dilutive at June 30, 2012. The warrants are non-cancelable and are now fully vested.

Also, included in our anti-dilutive common stock equivalents for fiscal 2012, 2011 and 2010 are warrants to purchase 500,000 shares of our common stock, which are contingent upon future events that were issued to Hasbro. See Note 13. “Stockholders Equity.” These warrants were excluded from the calculation because the vesting criteria are contingent upon future events, which were not met at June 30, 2012.

7. INVENTORIES

Inventories consisted of the following:

	As of June 30,
	2012	2011
Raw materials and work-in-process	$36.2	$40.5
Finished goods	17.1	26.6

Total inventories	$53.3	$67.1

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. Our work-in-process inventories at June 30, 2011 and 2012 are not material to our Consolidated Balance Sheets. We recorded raw material and finished goods inventory write-downs totaling approximately $5.0 million, $7.1 million and $3.8 million for fiscal 2012, 2011 and 2010, respectively. These charges are classified in cost of products sales in our Consolidated Statements of Income. Inventory write-downs for fiscal 2011 trended higher than in fiscal year 2010 and 2012 as a result of our decision to wind down our Orion and original Bluebird product lines over fiscal 2012 for which we recorded $4.9 million of additional inventory reserves.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

8. GAMING OPERATIONS EQUIPMENT AND PROPERTY, PLANT AND EQUIPMENT

The components of Gaming operations equipment were as follows:

	As of June 30,
	2012	2011
Gaming operations equipment	$342.8	$357.3
Less accumulated depreciation	(227.1)	(270.5)

Net gaming operations equipment	$115.7	$86.8

During fiscal 2012, we retired $86.0 million of gaming operations equipment, which had zero net book value.

The components of Property, plant and equipment were as follows:

	As of June 30,
	2012	2011
Land	$20.0	$20.0
Buildings and improvements	100.2	89.5
Machinery and equipment	113.0	100.4
Capitalized internal use software costs	39.9	36.5
Furniture and fixtures	13.4	14.1
Construction-in-process	82.2	26.7

	368.7	287.2
Less accumulated depreciation	(142.0)	(115.7)

Net property, plant and equipment	$226.7	$171.5

9. INTANGIBLE ASSETS

General

Intangible assets recorded on our accompanying Consolidated Balance Sheets consisted of the following:

	As of June 30,
	2012	2011
Goodwill	$45.5	$20.3
Finite lived intangible assets, net	137.7	136.4
Less: royalty advances and licensed or acquired technologies, short-term	(4.3)	(2.8)

Total long-term intangible assets, net	$178.9	$153.9

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Goodwill

The changes in the carrying amount of goodwill for the year ended June 30, 2012 include:

Goodwill balance at June 30, 2011	$20.3
Goodwill related to business acquisitions...	27.2
Foreign currency translation adjustment	(2.0)

Goodwill balance at June 30, 2012	$45.5

Finite-Lived Intangible Assets

Finite-lived intangible assets consisted of the following:

		As of June 30, 2012			As of June 30, 2011
	Useful Life (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed, licensed or acquired technologies	1–15	122.0	(26.6)	95.4	117.2	(18.1)	99.1
Royalty advances for licensed brands, talent, music and other	1–15	$103.4	$(81.3)	$22.1	$104.2	$(83.1)	$21.1
Patents, trademarks and other	4–17	39.2	(19.0)	20.2	34.8	(18.6)	16.2

Total		$264.6	$(126.9)	$137.7	$256.2	$(119.8)	$136.4

During fiscal 2012, we retired $15.7 million of royalty advances, which had zero net book value.

The following table summarizes additions to finite-lived intangible assets during fiscal 2012.

Total Additions
Finite-lived intangible assets:
Developed licensed or acquired technologies	3.8
Royalty advances for licensed brands, talent, music and other	$14.9
Patents, trademarks and other	5.4

Total	$24.1

The actual amortization expense for our finite-lived intangible assets for the past three years, including $14.4 million recorded as impairment charges in fiscal 2011, and estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

Year Ended June 30,
Actual			Estimated
2010	2011	2012	2013	2014	2015	2016	2017	Thereafter
$21.1	38.3	25.3	18.1	19.8	20.5	20.0	17.8	41.5

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The estimated aggregate future intangible amortization as of June 30, 2012 does not reflect the significant minimum commitments we have for future payments for royalty advances and licensed or acquired technologies of approximately $73.8 million, which is expected to be amortized over approximately the next 7 years. See Note 15. “Commitments, Contingencies and Indemnifications.”

10. OTHER ACCRUED LIABILITIES

The components of other accrued liabilities were as follows:

	As of June 30,
	2012	2011
Deferred revenue	$16.3	$18.2
Accrued royalties and licensing fees	11.5	11.5
Accrued WAP jackpot liability	9.5	8.6
Current income taxes payable	7.8	23.1
Other accrued liabilities	31.4	12.5

Total other accrued liabilities	$76.5	$73.9

11. INCOME TAXES

The following is a summary of income (loss) before income taxes of U.S. and international operations:

	Year ended June 30,
	2012	2011	2010
United States	$107.5	$124.7	$161.2
International	(8.4)	(1.1)	9.3

Total	$99.1	$123.6	$170.5

Significant components of the provision (benefit) for income taxes were as follows:

	Year ended June 30,
	2012	2011	2010
Current:
Federal	$31.9	$38.8	$33.0
State	4.0	5.3	6.1
Foreign	(3.0)	1.5	5.0

Total current	32.9	45.6	44.1
Deferred:
Federal	(3.6)	(11.8)	(4.3)
State	(0.6)	(1.6)	(0.5)
Foreign	3.2	0.3	(1.8)

Total deferred	(1.0)	(13.1)	(6.6)
Current tax benefit from exercise of stock options and vesting of restricted stock	3.1	10.1	20.1

Income tax provision, net	$35.0	$42.6	$57.6

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities were as follows:

	As of June 30,
	2012	2011
Deferred income tax assets resulting from:
Current:
Receivables valuation allowances	$1.3	$2.0
Inventory valuation reserves	1.6	2.2
Accrued liabilities and other items not currently deductible	3.6	2.8

Total current deferred income tax assets	6.5	7.0
Non-current:
Share-based payment expense	18.7	16.6
Book over tax depreciation	10.8	15.5
Other non-current	9.8	11.0

Total non-current deferred income tax assets	39.3	43.1

Deferred income tax liabilities resulting from:
Capitalized regulatory approval and internal use software development costs	(16.0)	(17.3)
Capitalized patents and trademarks	(5.9)	(4.9)
Other	(0.8)	(1.7)

Total non-current deferred income tax liabilities	(22.7)	(23.9)

Total net deferred income tax assets	$23.1	$26.2

No deferred income tax provision has been recorded for United States taxes related to approximately $39.3 million of undistributed net earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs. We have approximately $25.7 million of cash and cash equivalents in our international subsidiaries at June 30, 2012, and we believe we could readily convert such cash to other currencies, including United States Dollars, although based on current banking and governmental regulations we cannot repatriate all of this cash, including cash held in Argentina of approximately $12.8 million at June 30, 2012. We believe the impact of not being able to fully repatriate this cash and cash equivalents on our overall liquidity is immaterial, as at June 30, 2012, we had $62.3 million of unrestricted cash and cash equivalents and our annual cash flow provided by operating activities was $156.8 million in fiscal 2012 and $157.1 million in fiscal 2011. In addition, we have access to our new $400 million amended and restated revolving credit facility that we entered into in October 2011 that expires in five years of which only $60.0 million is borrowed and, if necessary, we could access additional debt or equity offerings.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The provision for income taxes differs from the amount computed using the statutory United States Federal income tax rate as follows:

	Year ended June 30,
	2012	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.2	2.9	2.8
Domestic manufacturer’s deduction	(4.1)	(3.6)	(1.5)
Federal research and development tax credits	(1.5)	(2.0)	(0.7)
Permanent items and other	0.2	0.4	0.2
Change in income tax contingencies	(0.7)	(0.2)	(2.0)
Foreign losses without benefit	3.2	2.0	—

Effective income tax rate	35.3%	34.5%	33.8%

The higher effective income tax rate in fiscal 2012 primarily reflects the impact of certain international subsidiary start-up operating losses not favorably benefiting the effective global tax rate, the higher proportional amount of U.S. taxable income compared to all taxable income and the expiration of the federal research and development tax credit as of December 31, 2011.

We currently apply Topic 740 under which the benefits of income tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For income tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements. The reconciliation of the beginning and ending gross unrecognized income tax benefits, which is included in Other non-current liabilities at June 30, 2012 and 2011, excluding accrued interest and penalties of $0.2 million and $0.3 million for fiscal 2012 and 2011, respectively is as follows:

	Year ended June 30,
	2012	2011
Balance at July 1	$4.6	$3.6
Additions related to prior-year tax positions	0.2	0.4
Reductions related to prior-year tax positions	—	—
Additions related to current year positions	0.5	0.8
Reductions due to settlements and payments	(0.4)	(0.2)
Reductions due to lapse of statute	(1.0)	—

Balance at June 30	$3.9	$4.6

At June 30, 2012 and 2011, the total unrecognized tax benefits, including accrued interest and penalties of $0.2 million and $0.3 million, respectively, (net of the federal benefit) were $4.0 million and $4.7 million, respectively, which represent the portion that, if recognized, would reduce the effective income tax rate.

At this time, we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We are no longer subject to any significant U.S. Federal tax examinations by tax authorities for years before fiscal 2009, or state, local or foreign income tax examinations by tax authorities for years before fiscal 2008.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

12. REVOLVING CREDIT FACILITY AND CONVERTIBLE SUBORDINATED NOTES

Revolving Credit Facility

On October 18, 2011, we entered into an amended and restated revolving credit agreement with a group of eight banks. This agreement provides for borrowings up to $400 million through October 18, 2016, with the ability to expand the facility to $500 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain financial and non-financial covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These financial and non-financial covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.0x, and is computed as total net funded indebtedness outstanding at the end of each quarter divided by the trailing twelve-month earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges, as specifically defined in the revolving credit agreement. The minimum interest coverage ratio is 3.0x and is computed as trailing twelve-month adjusted earnings before interest, taxes, depreciation and amortization and share-based compensation and non-cash charges divided by trailing twelve-months interest charges, as specifically defined in the revolving credit agreement. The amended and restated revolving credit agreement is unsecured but guaranteed by all of our significant domestic subsidiaries. In addition, the amended and restated revolving credit agreement contains certain limitations on, among other items, investments, loans, advances and guarantees.

At June 30, 2012, based upon the leverage ratio as defined in the amended and restated revolving credit agreement, no limitations existed for restricted payment purposes. At June 30, 2012, $60.0 million was outstanding under the amended and restated revolving credit facility. The effective interest rate on our borrowings at June 30, 2012 was 2.3%.

We were in compliance with all of the financial and non-financial covenants and financial ratios required by our $400 million amended and restated revolving credit agreement as of June 30, 2012.

Prior to entering into this amended and restated revolving credit agreement in October 2011, we had a $150 million revolving credit agreement.

Convertible Subordinated Notes

During fiscal 2010, we issued approximately 8.7 million shares of our common stock $0.50 par value per share, upon the early conversion to common stock of $115.0 million principal amount of our Notes. As a result of the conversion of the Notes during fiscal 2010, our long-term debt at the time was eliminated and common stock and additional paid-in capital have increased by an aggregate of $115.0 million.

13. STOCKHOLDERS’ EQUITY

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

We made the following purchases under our share repurchase programs:

	Shares	Average Price per Share	Amount
For the year ended June 30, 2010	1.1	$39.61	$45.0
For the year ended June 30, 2011	2.8	36.69	101.5
For the year ended June 30, 2012	2.4	20.62	50.4

Total	6.3		$196.9

In total, over the last three fiscal years we have repurchased 10.7% of the shares that were outstanding at July 1, 2009. At June 30, 2012, we had approximately $148.1 million remaining of our current share repurchase authorization. See Note 20. “Subsequent Events”

Warrants

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro to extend their license agreement with us, approved a grant of the 2003 Warrants to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment. The warrants are non-cancelable and are now fully vested.

In June 2009, we entered into a new Gaming Device License Agreement (the “2009 License”) with Hasbro whereby we agreed to license certain intellectual property and proprietary rights owned or controlled by Hasbro. As part of the inducement to Hasbro to enter into the 2009 License, our Board of Directors approved an amendment (the “Warrant Modification Agreement”) to the 2003 Warrants to purchase our common stock. The Warrant Modification Agreement provides that the term of the 2003 Warrants will be extended until December 31, 2018. In addition, the expiration date of the 2003 Warrants will be extended for three years if we elect to extend the 2009 License. We accounted for the extension of the 2003 Warrants as a modification of terms whereby we computed the incremental cost of the modification comparing the fair value of the modified warrants to the fair value of the original warrants immediately before its terms were modified. The incremental fair value calculated using the Black-Scholes model was $4.76 per share for a total of $1.8 million additional cost which is being amortized over the extended license period. During fiscal 2012, 2011 and 2010, we recognized approximately $0.5 million of expense, respectively, for the value of the 2003 Warrants and the modification thereof.

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

14. EQUITY COMPENSATION PLAN

General

We currently have one equity compensation plan, the WMS Industries Inc. Incentive Plan (2009 Restatement) (the “Plan”), under which new equity grants may be made which was approved by our stockholders in December 2009. The Plan permits us to grant options to purchase shares of our common stock, restricted stock and other stock awards. The Compensation Committee of our Board of Directors (“Compensation Committee”) determines, or at times recommends to the Board of Directors, which of the eligible employees, non-employee directors, consultants and advisors should receive equity awards; the terms, including any vesting periods or performance requirements of the awards; and the size of the awards. The non-employee members of our Board of Directors determine any award made to non-employee directors.

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

A maximum of 16.6 million shares were authorized for awards under our plans.

Other Information
Shares available for future issuance	1.2 million
Unrecognized cost for outstanding awards	$19.7 million
Weighted average future recognition period	2.7 years

A summary of information with respect to share-based compensation expense included in our Consolidated Statements of Income are as follows:

	Year ended June 30,
	2012	2011	2010
Selling and administrative	$10.1	$12.1	$13.4
Research and development	5.4	6.4	6.7
Cost of product sales	0.3	0.2	0.2

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

	Year ended June 30,
	2012	2011	2010
Share-based compensation expense included in pre-tax income	15.8	18.7	20.3
Income tax benefit related to share-based compensation	(6.0)	(7.1)	(7.7)

Share-based compensation expense included in net income	$9.8	$11.6	$12.6

Diluted earnings per share impact of share-based compensation expense	$0.18	$0.20	$0.21

Stock Options

Pursuant to the Plan, for stock options, the exercise price per share with respect to each option is determined by the Compensation Committee and is not less than the fair market value of our common stock on the date on which the stock option is granted. The Plan has a term of 10 years, unless terminated earlier, and stock options granted under the Plan prior to December 2006 have terms up to 10 years, whereas stock options granted under the Plan beginning in December 2006 have terms up to 7 years. Vesting generally occurs equally over one to four years on the grant-date anniversary. Compensation expense is recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. On occasion, we may issue stock options that immediately vest, in which case compensation expense equal to the total fair value of the option grant is immediately recognized. For stock options granted in fiscal 2012, the range in fair value was from $8.20 – $9.36 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the option grant: risk-free interest rates between 0.6% – 0.9%; expected life between 3.7 – 4.0 years; expected volatility of 0.55; and 0.0% dividend yield. Stock option activity was as follows for fiscal 2012:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2011	4.3	$30.39
Granted	1.6	20.20
Exercised	(0.1)	14.39
Expired or Cancelled	(0.1)	30.96
Forfeited	(0.2)	35.87

Stock options outstanding at June 30, 2012	5.5	$27.44	4.46	$1.7

Stock options exercisable at June 30, 2012	2.9	$27.98	3.26	$1.6

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Other information pertaining to stock options was as follows:

	Year ended June 30,
	2012	2011	2010
Weighted average grant-date fair value per share of stock options granted	$8.48	$15.25	$18.04
Total grant-date fair value of stock options vested	10.2	8.8	8.5
Total intrinsic value of stock options exercised	0.6	12.7	40.7

For fiscal 2012, 2011 and 2010, cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $3.4 million, $14.4 million and $37.2 million, respectively, and the income tax benefit realized from exercise of stock options was $0.2 million, $10.1 million and $20.1 million, respectively. As of June 30, 2012, there was $13.4 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

In fiscal 2005, our Board of Directors approved a Director Emeritus Program for directors who reach age 75 or have served on the Board of Directors for at least 20 years. The Director Emeritus Program is being phased in to maintain continuity and avoid losing the benefit of valuable experience. For fiscal 2011, 37,500 fully vested five – year options were issued to one director upon his retirement from the Board. No directors retired in fiscal 2012 or 2010.

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

Under the Plan, participants may be granted restricted stock awards, representing an unfunded, unsecured right, which is nontransferable except in the event of death of the participant, to receive shares of our common stock on the date specified in the participant’s award agreement. The restricted stock awards granted under this plan are subject to vesting generally from a range of two to four years on the grant-date anniversary and the performance-based restricted shares are subject to successful completion of the performance conditions. Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period for the entire award. Compensation expense for the performance-based stock is recognized as a cumulative effect on current and prior periods if a change occurs in the assessment of achievement of the performance goals.

Restricted stock share and restricted stock unit activity was as follows for fiscal 2012:

	Restricted Stock Shares	Weighted Average Grant- Date Fair Value(1)
Nonvested balance at June 30, 2011	0.1	$29.74
Granted	0.1	$20.05
Vested	(0.1)	37.83

Nonvested balance at June 30, 2012	0.1	$22.30

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

	Restricted Stock Units (Including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2011	0.3	$36.15
Granted	0.2	20.05
Vested	(0.1)	36.36

Nonvested balance at June 30, 2012	0.4	$27.36

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

As of June 30, 2012, there was $6.3 million of total restricted stock award compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.8 years.

Equity-Based Performance Units

As of June 30, 2012, we had 378,897 equity-based performance units outstanding with a weighted average grant-date fair value per unit of $29.52. The equity-based performance units contain performance goals set by the Board of Directors based on certain performance criteria over the following periods: thirty-six month period ending June 30, 2012, for 74,177 units; thirty-six month period ending June 30, 2013, for 94,532 units; and thirty-six month period ending June 30, 2014, for 210,188 units. The number of shares of stock to be awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, requires a minimum threshold performance before any shares are issued and can result in shares issued up to 200% of the targeted number of shares under each grant. In fiscal 2012, we did not record a provision for equity-based performance units based on the assessment of achievement of the performance goals, and in fiscal 2011 and 2010, we recorded a provision of $0.8 million and $4.0 million, respectively. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals, however, at June 30, 2012, we did not achieve the minimum threshold performance goals for the equity based performance units for the thirty-six month period June 30, 2012, and we do not believe we will meet the minimum threshold performance goals for the equity-based performance units for the thirty-six month periods ended June 30, 2013 or 2014. Equity-based performance unit activity was as follows for fiscal 2012:

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2011	0.3	$36.79
Granted	0.2	20.05
Vested	(0.1)	29.35

Nonvested balance at June 30, 2012	0.4	$29.52

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Deferred Stock

In fiscal 2005, non-management members of the Board of Directors were awarded an aggregate of 39,824 units of deferred stock under the Plan, of which 19,915 units remain outstanding as of June 30, 2012. The deferred stock units vest immediately and shares of our common stock will be issued upon each director’s departure from the Board, assuming proper notice from the Board member. Grantees are not entitled to vote their deferred stock units or to receive cash dividends, but they are entitled to receive make whole payments on any declared and paid dividends on our common stock.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We reserved 500,000 shares under the ESPP. For fiscal year 2012, participants purchased 102,538 shares under the plan at an average cost of $17.16, for a total of $1.8 million while in fiscal 2011 participants purchased 62,807 shares under the plan at an average cost of $30.96, for a total of $1.9 million and in fiscal 2010 participants purchased 48,784 shares under the plan at an average cost of $35.45 for a total of $1.7 million. We have 285,871 shares remaining reserved for the ESPP at June 30, 2012.

15. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

Future minimum rental commitments under non-cancelable operating leases were as follows:

As of June 30, 2012
2013	$4.9
2014	4.5
2015	3.9
2016	2.7
2017	0.7
Thereafter	0.8

$17.5

Rent expense for fiscal 2012, 2011 and 2010 was $4.7 million, $6.2 million and $5.1 million, respectively. We include stated scheduled rent increases in calculating future minimum lease payments under non-cancellable operating leases and the minimum lease payments are recognized as rent expense on a straight-line basis over the minimum lease term. We had an option to purchase the facility that we rent in Las Vegas, NV, which expired in July 2012.

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

In June 2009, we entered into the 2009 License with Hasbro to license certain intellectual property and proprietary rights owned or controlled by Hasbro in brands, such as MONOPOLY, BATTLESHIP and CLUE, for

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

use in our gaming machines. The 2009 License, which is not assignable without Hasbro’s consent, was effective April 1, 2009 and has an initial term through December 31, 2016. We have the right to extend the 2009 License for an additional three-year term if certain conditions are satisfied. We are required to make minimum increasing annual guaranteed royalty payments during the term of the 2009 License. See Note 13. “Stockholder’s Equity—Warrants.”

At June 30, 2012, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$200.7
Advances and payments made	(126.9)

Potential future payments	$73.8

The total potential royalty and license fee commitments decreased to $73.8 million at June 30, 2012 from $89.3 million at June 30, 2011, due to advances and payments made on existing commitments exceeding commitments under new agreements we entered into for brand and technology licenses. Potential royalty and license fee commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See Note 9. “Intangible Assets” for the related assets that are recorded on our Consolidated Balance Sheets.

As of June 30, 2012, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2013	$16.8
2014	18.2
2015	15.8
2016	15.0
2017	8.0
Thereafter	—

Total	$73.8

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders decreased to $2.7 million as of June 30, 2012 from $6.2 million as of June 30, 2011.

Performance Bonds

We have performance bonds outstanding of $5.3 million at June 30, 2012, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2012, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of June 30, 2012, we were not aware of any obligations arising under these agreements that would require material payments. Although we are providing indemnification of officers and directors named in securities cases described in Note 16. “Litigation”, it is too early in these claims to ascertain the extent of any such indemnification.

Special Purpose Entities and Derivative Instruments

We do not have any special purpose entities for investment or the conduct of our operations. We have not entered into any derivative financial instruments, although we have granted stock options, restricted stock, equity based performance units and deferred stock units to our employees, officers, directors and consultants and warrants to a licensor. See Note 13. “Stockholders Equity—Warrants” and Note 14. “Equity Compensation Plan”.

Letters of Credit

Outstanding letters of credit issued under our line of credit to ensure payment to certain vendors and government agencies totaled $0.7 million at June 30, 2012.

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

16. LITIGATION

Securities Claims

On May 25, 2011, a putative class action was filed against us and certain of our executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee (the “Conlee lawsuit”). On October 13, 2011, the lead plaintiff filed an amended complaint in the Conlee lawsuit. As amended, the lawsuit alleges that, during the period from September 21, 2010 to August 4, 2011, (the date we announced our fiscal 2011 financial results), we made material misstatements and omitted material information related to our fiscal year 2011 guidance. Plaintiff seeks to certify a class of stockholders who purchased stock between these dates. The lawsuit specifically alleges violations of (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “34 Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the 34 Act. The amended complaint seeks unspecified damages. We filed a motion to dismiss the amended complaint on December 8, 2011, and, on July 25, 2012, the Court granted our motion without prejudice and allowed Plaintiff an opportunity until September 12, 2012 to file a further amended complaint.

On June 29, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois by David Garay against our then current Board of Directors as well as a former director (the “Garay lawsuit”). We are named as a nominal defendant. The complaint asserts essentially the same allegations that were made in the Conlee lawsuit about our Company’s fiscal year 2011 guidance, and alleges the following causes of action: (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) contribution and indemnification from the individual defendants in the event future claims are made against us as a result of the individual defendants’ alleged misconduct, (iv) abuse of control, and (v) waste of corporate assets. The complaint seeks unspecified damages.

On July 22, 2011, an additional derivative action was filed in the U.S. District Court for the Northern District of Illinois by the Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund against our then current Board of Directors, a former director, and certain of our officers (the “Pipefitters lawsuit” and, collectively with the Conlee and Garay lawsuits, the “Securities Litigation”). We are named as a nominal defendant. The facts alleged in the Pipefitters lawsuit are similar to those alleged in the Conlee and Garay lawsuits, but also include allegations of insider trading in connection with alleged sales of our stock made by certain officers and directors in the November 2010 period. The Pipefitters lawsuit specifically alleges the following causes of action: (i) breach of fiduciary duty, (ii) waste of corporate assets, (iii) unjust enrichment, and (iv) indemnification and contribution from the individual defendants in the event future claims are made against us as a result of the individual defendants’ alleged misconduct. In addition to unspecified damages, the Pipefitters

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

lawsuit seeks injunctive relief requiring us to adopt strengthened corporate governance policies and measures to prevent insider trading, as well as disgorgement of the alleged wrongful profits. The Garay and Pipefitters lawsuits have been consolidated and reassigned to the judge who is presiding over the Conlee lawsuit. In addition, both the Pipefitters lawsuit and the Garay lawsuit have been stayed pending the resolution of the motion to dismiss that was filed in the Conlee lawsuit.

Although we believe that we have meritorious defenses to the claims made in the Securities Litigation, and intend to contest the lawsuits vigorously, it is too early in these proceedings to predict the outcome of the Securities Litigation or to reasonably estimate the range of possible loss, if any, related to these lawsuits.

Pursuant to our Bylaws and the indemnification agreements we have entered into with each member of our Board of Directors and our officers, we are indemnifying and defending each of the individual defendants named in the Securities Litigation.

B Plus & Related Party Claims

On April 9, 2010, B Plus Giocolegale Ltd. (“B Plus”) filed an action against WMS Gaming International SL (Spain), WMS International SL (Italy) and WMS International SL (the Netherlands) in the tribunal civil court in Rome, Italy. WMS Gaming International SL is our indirect, wholly owned subsidiary. The complaint contained two counts, alleging (i) breach of contract arising from the termination by our wholly-owned subsidiary, WMS Gaming Inc. (“WMS Gaming”), of a sales order to supply certain slot machines and (ii) pre-contractual liability arising from WMS Gaming’s decision to terminate negotiation relating to potential distribution of WMS products in the Italian market (the “Italian Proceedings”). The claim for breach of contract was subsequently withdrawn, and the complaint, as amended, sought aggregate damages of €127.2 million or such other amount, which the court may award.

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

On May 23, 2011, St. Maarten Games N.V. (“SMG”) filed an action against WMS Gaming in the Court of First Instance in Sint Maarten, alleging, in principle, that it is a party or third party beneficiary of the sales order entered into between WMS Gaming and B Plus and claiming relief for the alleged wrongful cancellation and/or breach of that agreement by WMS Gaming (the “Sint Maarten Proceedings”). The claim sought equitable relief through the delivery of the gaming machines and accessories covered by the sales order plus damages for each day of delay and payment of damages in the amount of U.S. $19.7 million plus costs.

In May 2012, the parties to the Italian Proceedings, the UK Proceedings and the Sint Maarten Proceedings entered into a settlement agreement pursuant to which the parties agreed to release all claims and dismiss all of the proceedings with prejudice without admission of liability by any party. Pursuant to the settlement agreement, we recorded a provision, which was included in the $2.1 million charges for legal settlements included in selling and administrative expenses, in the June 2012 quarter.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

In December 2011, we received proceeds from litigation settlement of $2.1 million in cash, and in June 2011 we received proceeds of $4.0 million in cash settlement of litigation, all of which is included in Interest income and other income and expenses, net in our Consolidated Statements of Income in the respective fiscal years.

17. INFORMATION ON GEOGRAPHIC AREAS

Revenues derived from customers located in the United States accounted for approximately 70%, 67% and 71% of our total revenues for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Approximately 90% of our total long-lived assets as of June 30, 2012 and 2011 were in the United States. No other country in which we conduct business had greater than 10% of our total revenues or long-lived assets for the periods presented.

Geographic revenue and operating information is determined by country of destination. Our operations outside the United States include: gaming operations equipment located in Canada, Europe and South Africa; sales and distribution offices in Argentina, Australia, Canada, China, Mexico, South Africa, Spain, the United Kingdom and through July 2011, Austria; and game development studios and operations, administrative and product development employees in Australia, India, Sweden and the United Kingdom. Substantially all of our revenues from customers outside the United States are denominated in U.S. dollars. At June 30, 2012 and 2011, approximately 54% and 60%, respectively, of total current and long-term trade accounts and notes receivable were from customers located outside of United States.

We have operations based primarily in the United States as well as significant sales and distribution offices based in international locations. The table below presents information as to our revenues, operating income and identifiable assets by geographic region which is determined by country of destination:

	Year Ended June 30,
	2012	2011	2010
Revenues:
United States	$588.7	$655.4	$661.9
International	101.0	127.9	103.2

Total Revenues	$689.7	$783.3	$765.1

Operating Income (Loss):
United States	$94.0	$117.5	$164.4
International	(6.6)	(7.1)	3.5

Total operating income	$87.4	$110.4	$167.9

Identifiable assets:
United States	$1,068.4	$979.4	$947.1
International	85.7	66.9	59.9

Total identifiable assets	$1,154.1	$1,046.3	$1,007.0

18. RETIREMENT PLANS

We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5% of covered employees’ compensation as defined in the plans. We

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

also provide a deferred compensation plan within the United States to certain key employees. Our expense for these two plans totaled $4.7 million, $5.7 million and $5.1 million in fiscal 2012, 2011 and 2010, respectively.

We have two frozen defined benefit pension plans related to previously discontinued operations, which are not material to our Consolidated Financial Statements.

19. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows:

	Year ended June 30,
	2012	2011	2010
Income taxes paid	$50.5	$30.5	$38.7
Interest paid	0.7	0.6	3.5
Gaming operations equipment transferred to inventory	6.9	3.9	2.5
Liabilities assumed in acquisitions	20.2	—	—

For other non-cash transactions related to income taxes and the conversion of Notes, see Note 11. “Income Taxes,” Note 12. “Revolving Credit Facility and Convertible Subordinated Notes,” Note 8. “Gaming Operations Equipment and Property, Plant and Equipment” and Note 9. “Intangible Assets.”

20. SUBSEQUENT EVENTS

In August 2012, through August 15, 2012, we purchased approximately 0.6% of our common shares outstanding, or 317,347 shares of our common stock in open market purchases for approximately $5.0 million at an average cost of $15.77 per share. At August 15, 2012 we had approximately $143.1 million remaining of our current share repurchase authorization.

21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information is as follows for each quarterly period in fiscal 2012 and 2011:

	Sept. 30 2011	Dec. 31 2011	Mar. 31 2012	Jun. 30 2012
Fiscal 2012 Quarters
Revenues	$155.6	$162.2	$176.0	$195.9
Gross profit, excluding depreciation and amortization expense	98.5	99.1	110.1	121.3
Operating income	3.5	21.0	31.2	31.7
Net income	3.8	16.1	22.1	22.1
Earnings per share:
Basic	$0.07	$0.29	$0.40	$0.40

Diluted	$0.07	$0.29	$0.40	$0.40

Weighted-average common shares:
Basic common stock	56.2	55.6	55.2	54.9

Diluted common stock and common stock equivalents	56.6	55.8	55.5	55.2

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

	Sept. 30 2010	Dec. 31 2010	Mar. 31 2011	Jun. 30 2011
Fiscal 2011 Quarters
Revenues	$187.5	$199.9	$192.7	$203.2
Gross profit, excluding depreciation and amortization expense	115.9	121.2	117.0	116.6
Operating income	29.3	36.7	34.8	9.6
Net income	19.5	27.0	24.2	10.3
Earnings per share:
Basic	$0.33	$0.47	$0.42	$0.18

Diluted	$0.33	$0.46	$0.41	$0.18

Weighted-average common shares:
Basic common stock	58.2	57.8	57.6	57.0

Diluted common stock and common stock equivalents	59.6	59.1	58.9	58.0

In the quarter ended September 30, 2011, we recorded $14.0 million of pre-tax charges, or $0.17 per diluted share, which includes $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities, and $4.3 million pre-tax, or $0.05 per diluted share, of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico.

In the quarter ended December 31, 2011, we recorded $2.1 million, or $0.02 per diluted share, of pre-tax proceeds from litigation settlement.

In the quarter ended June 30, 2012, we recorded a $0.7 million, or $0.01 per diluted share, pre-tax benefit to decrease the reserve for Mexican customer receivables recorded in the September 2011 quarter and recorded $2.1 million, or $0.01 per diluted share, of pre-tax charges for legal settlements.

In the quarter ended September 30, 2010, we announced the shutdown of our Orion Gaming facility in the Netherlands and the consolidation of its operations into our operations in Spain, the United Kingdom and other locations in order to streamline and enhance our sales, marketing and support functions. This action resulted in a pre-tax charge of $3.8 million or $0.04 per diluted share during the quarter ended September 30, 2010, consisting of accrued employee severance and related taxes of $1.4 million, which was paid on October 1, 2010, and a non-cash impairment charge of $2.4 million to write-down the main facility to fair market value as determined by a third party real estate appraisal firm. We sold this facility in June 2011.

In the quarter ended December 31, 2010, the Federal research and development tax credit was retroactively reinstated to January 1, 2010 and as a result, we recorded an after-tax benefit in income taxes of $2.0 million of which approximately $1.0 million, or $0.02 earnings per diluted share, related to the period January 1, 2010 through June 30, 2010.

The quarter ended June 30, 2011 includes $24.0 million of net pre-tax charges, or $0.26 per diluted share, which includes $18.4 million, or $0.20 per diluted share, of pre-tax impairment charges comprised of $16.0 million or $0.17 per diluted share for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name, $1.4 million for impairment of receivables related to government action to close casinos in Venezuela and $0.2 million of other impairment charges); and $2.4 million or $0.03 per diluted share for of pre-tax restructuring charges (primarily separation costs); along with $9.6 million of pre-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including charges for inventory write-downs related to winding down the Orion and original Bluebird product lines); partially offset by $4.0 million or $0.04 per diluted share from cash proceeds of litigation settlement.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2012, 2011 and 2010

(in millions of U.S. dollars)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Amounts Written off or Reclassified
Allowance for total accounts and notes receivables:
2012	$5.5	$6.7	$—	$5.3	$6.9
2011	$3.4	$3.9	$1.4	$3.2	$5.5
2010	$5.3	$3.1	$—	$5.0	$3.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of August, 2012.

WMS INDUSTRIES INC.

By:	/S/ BRIAN R. GAMACHE
Brian R. Gamache Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/S/ BRIAN R. GAMACHE Brian R. Gamache	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 21, 2012

/S/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 21, 2012

/S/ JOHN P. MCNICHOLAS, JR. John P. McNicholas, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	August 21, 2012

/S/ LOUIS J. NICASTRO Louis J. Nicastro	Founding Director	August 21, 2012

/S/ EDWARD W. RABIN, JR. Edward W. Rabin, Jr.	Lead Director	August 21, 2012

/S/ ROBERT J. BAHASH Robert J. Bahash	Director	August 21, 2012

/S/ PATRICIA M. NAZEMETZ Patricia M. Nazemetz	Director	August 21, 2012

/S/ NEIL D. NICASTRO Neil D. Nicastro	Director	August 21, 2012

/S/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	August 21, 2012

/S/ BOBBY L. SILLER Bobby L. Siller	Director	August 21, 2012

/S/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	August 21, 2012

/S/ KEITH R. WYCHE Keith R. Wyche	Director	August 21, 2012