Form 10-Q
period 2012-09-30
WMS INDUSTRIES INC /DE/
filed 2012-11-09
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,582,918 shares of common stock, $0.50 par value, were outstanding at November 7, 2012.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended September 30, 2012 and 2011

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	2012	2011
REVENUES:
Product sales	$88.0	$87.1
Gaming operations	71.1	68.5

Total revenues	159.1	155.6

COSTS AND EXPENSES:
Cost of product sales(1)	41.3	42.8
Cost of gaming operations(1)	15.2	14.3
Research and development	27.6	24.4
Selling and administrative	34.4	38.3
Depreciation and amortization(1)	28.0	22.6
Impairment and restructuring charges	0.0	9.7

Total costs and expenses	146.5	152.1

OPERATING INCOME	12.6	3.5
Interest expense	(0.7)	(0.4)
Interest income and other income and expense, net	2.4	2.7

Income before income taxes	14.3	5.8
Provision for income taxes	5.0	2.0

NET INCOME	$9.3	$3.8

Earnings per share:
Basic	$0.17	$0.07

Diluted	$0.17	$0.07

Weighted-average common shares:
Basic common stock outstanding	54.5	56.2

Diluted common stock and common stock equivalents	54.7	56.6

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:
Cost of product sales	$2.0	$1.4
Cost of gaming operations	$17.6	$14.1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Net income	$9.3	$3.8
Foreign currency translation adjustment, net of taxes	2.9	(3.1)

Total comprehensive income	$12.2	$0.7

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars and millions of shares)

	September 30, 2012	June 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54.9	$62.3
Restricted cash and cash equivalents	14.2	13.8

Total cash, cash equivalents and restricted cash	69.1	76.1

Accounts and notes receivable, net of allowances of $7.2 and $6.9, respectively	284.4	282.8
Inventories	52.5	53.3
Other current assets	48.3	40.1

Total current assets	454.3	452.3

NON-CURRENT ASSETS:
Long-term notes receivable, net	103.4	122.3
Gaming operations equipment, net of accumulated depreciation and amortization of $237.7 and $227.1, respectively	125.7	115.7
Property, plant and equipment, net of accumulated depreciation and amortization of $150.6 and $142.0, respectively	232.7	226.7
Intangible assets, net	176.9	178.9
Deferred income tax assets	40.0	39.3
Other assets, net	18.7	18.9

Total non-current assets	697.4	701.8

TOTAL ASSETS	$1,151.7	$1,154.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$66.9	$84.8
Accrued compensation and related benefits	8.8	9.5
Other accrued liabilities	54.6	76.5

Total current liabilities	130.3	170.8

NON-CURRENT LIABILITIES:
Long-term debt	85.0	60.0
Deferred income tax liabilities	22.7	22.7
Other non-current liabilities	25.0	23.3

Total non-current liabilities	132.7	106.0

Commitments, contingencies and indemnifications (see Note 12)	0.0	0.0

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized; none issued)	0.0	0.0
Common stock (200.0 shares authorized; 59.7 shares issued)	29.8	29.8
Additional paid-in capital	444.0	443.5
Treasury stock, at cost (5.1 and 4.9 shares, respectively)	(145.4)	(144.1)
Retained earnings	564.2	554.9
Accumulated other comprehensive loss	(3.9)	(6.8)

Total stockholders’ equity	888.7	877.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,151.7	$1,154.1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2012 and 2011

(in millions of U.S. dollars)

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9.3	$3.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	23.0	19.3
Amortization of intangible and other non-current assets	9.0	6.6
Share-based compensation	4.4	2.6
Other non-cash items	1.5	8.1
Deferred income taxes	(0.7)	(0.9)
Change in operating assets and liabilities	(25.5)	(26.4)

Net cash provided by operating activities	21.0	13.1

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(25.6)	(22.1)
Additions to property, plant and equipment	(20.3)	(15.9)
Payments to acquire or license intangible and other non-current assets	(2.8)	(4.7)

Net cash used in investing activities	(48.7)	(42.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under revolving credit facility	38.0	35.0
Repayments of borrowings under revolving credit facility	(13.0)	0.0
Purchase of treasury stock	(5.0)	(27.5)
Cash received from exercise of stock options and employee stock purchase plan	0.6	0.7

Net cash provided by financing activities	20.6	8.2

Effect of exchange rates on cash and cash equivalents	(0.3)	(1.0)

DECREASE IN CASH AND CASH EQUIVALENTS	(7.4)	(22.4)
CASH AND CASH EQUIVALENTS, beginning of period	62.3	90.7

CASH AND CASH EQUIVALENTS, end of period	$54.9	$68.3

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

1.	BASIS OF PRESENTATION AND BUSINESS OVERVIEW

The accompanying unaudited interim Condensed Consolidated Financial Statements of WMS Industries Inc. (“WMS”, “we”, “us” or “the Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. References to U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations. The accompanying Condensed Consolidated Financial Statements should therefore be read in conjunction with our Consolidated Financial Statements and Notes thereto for the fiscal year ended June 30, 2012, included in our Annual Report on Form 10-K filed with the SEC on August 21, 2012. The accompanying unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP and reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods.

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically, our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand or if gaming is permitted in a significant new jurisdiction. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2013. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

We serve the legalized gaming industry by designing, manufacturing and distributing games, video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”) to authorized customers in legal gaming jurisdictions worldwide. Our interactive gaming (“iGaming”) products and services include development and marketing of digital gaming content, products, services and end-to-end solutions that address global online wagering and play-for-fun social, casual and mobile gaming opportunities. We have production facilities in the United States with development and distribution offices located in the United States, Argentina, Australia, Canada, China, India, Mexico, South Africa and Spain, and an online gaming operations center in the United Kingdom and with our acquisition of Jadestone Group AB (“Jadestone”) in late fiscal 2012, we have a development, operations center and administrative office in Sweden. In addition, we also acquired Genesis Communications Inc., d/b/a Phantom EFX (“Phantom”) in late fiscal 2012 which has a development, distribution and administrative office in Iowa. The acquisition of Jadestone and Phantom were immaterial to our Condensed Consolidated Financial Statements.

We generate revenues in two principal ways: product sales and gaming operations. First, product sales include the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions) and parts. Second, in gaming operations we license our game content and intellectual property to third parties for distribution; we earn revenues from operating an online gaming site, offering social games on Facebook®, offering our games on third-party online gaming platforms that are interoperable with our game servers and selling select WMS games that have been ported to operate on mobile devices and PC’s; we earn revenues from placing our networked gaming system and applications, which is a system that links groups of networked-enabled gaming machines to a server in the casino data center, and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators under operating leases where the lease payments are based upon: (1) a percentage of the net win, which is the earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees or; (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee and a percentage of the coin-in. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games”.

We are engaged in one business segment. Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Condensed Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in our Condensed Consolidated Statements of Income and gaming operations equipment and related accumulated depreciation included in our Condensed Consolidated Balance Sheets).

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

2.	PRINCIPAL ACCOUNTING POLICIES

Principal Accounting Policies

For a complete description of our principal accounting policies see Note 2. “Principal Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Shown below are certain of our principal accounting policies.

Revenue Recognition

For a description of our revenue recognition accounting policy, see Note 2. “Principal Accounting Policies – Revenue Recognition” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three months ended September 30, 2012.

Accounts and Notes Receivable, Allowance for Doubtful Accounts and Bad Debt and Credit Quality of Notes Receivable

Accounts and Notes Receivable

Revenues from gaming operations are predominantly operating lease payments that are due monthly. For product sales, we sell gaming machines and VLTs typically with payment terms of 30 to 120 days; however in certain circumstances, we offer extended payment terms typically for up to one year and beyond and in some cases for terms up to three years with interest payable at prevailing rates for terms greater than 12 months. We classify a product sale receivable as a note receivable if, at the time of sale, there are any installment payment terms regardless of whether or not a formal executed note agreement exists, or if the payment terms are beyond 12 months.

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

The following summarizes the components of current and long-term accounts and notes receivable, net ($ in millions):

	As of September 30, 2012	As of June 30, 2012
Current, net:
Accounts receivable	$109.9	$106.3
Notes receivable	181.7	183.4
Allowance for doubtful accounts	(7.2)	(6.9)

Current accounts and notes receivable, net	$284.4	$282.8

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	As of September 30, 2012	As of June 30, 2012
Long-term, net:
Notes receivable	$103.4	$122.3
Allowance for doubtful accounts	0.0	0.0

Long-term notes receivable, net	$103.4	$122.3

Total accounts and notes receivable, net	$387.8	$405.1

Accounts and notes receivable, net from international customers in Argentina, Mexico, Peru and Canada at September 30, 2012, were approximately: $57.9 million, $37.2 million, $32.9 million and $32.7 million, respectively while accounts and notes receivable from international customers in these same countries at June 30, 2012, were approximately: $64.9 million, $40.7 million, $28.7 million and $20.5 million, respectively.

Total accounts and notes receivable, net decreased by $17.3 million from $405.1 million at June 30, 2012, to $387.8 million at September 30, 2012. We believe that the majority of this decrease is due to lower seasonal revenue on a quarterly sequential basis. The collection of these accounts and notes receivable in future periods will increase the amount of cash flow provided by operating activities, reduce our total accounts and notes receivable and increase our cash balance.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At September 30, 2012 and June 30, 2012, the fair value of the accounts and notes receivable, net, approximated the carrying value.

Allowance for Doubtful Accounts and Bad Debt Expense

On a routine basis, but at least quarterly, we evaluate our accounts and notes receivable individually and collectively, and establish the allowance for doubtful accounts based on a combination of specific customer circumstances, credit conditions and our history of write-offs and collections. We consider a variety of factors in this evaluation, including the accounts and notes receivable aging and trends thereof for customer balances, past experience with customers who pay outside of payment terms, the legal environment and regulatory landscape and any news related to individual customers, especially if the news calls into question the customer’s ability to fully pay balances owed. Accounts and notes receivables are evaluated individually for impairment (specific reserves) when collectability becomes uncertain due to events and circumstances that cause an adverse change in a customer’s cash flows or financial condition. Accounts and notes receivable placed on specific reserve are evaluated for probability of collection, which is used to determine the amount of the specific reserve.

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

In fiscal 2012, the government authorities in Argentina modified the rules related to importing product and limited the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable, net from customers in Argentina at September 30, 2012 was $57.9 million, which is denominated in U.S. dollars, although our customers pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina, we specifically evaluated the amount of recent payments, receivable aging, the additional security we had (bills of exchange, pledge agreements, etc,) and news related to individual customers’ ability to pay to determine our customers’ ability to pay and concluded that no additional bad debt reserves were required. We continue to conduct business in Argentina and our customers have continued to pay us in pesos based on the spot exchange rate to the U.S. dollar on payment date throughout the September 2012 quarter. We collected approximately $11.2 million of outstanding receivable balances from customers in Argentina during the September 2012 quarter. In addition, the net activity for the September 2012 quarter resulted in total outstanding receivable balances declining from June 30, 2012 by $7.0 million to $57.9 million.

During the trailing twelve months ended September 30, 2012, our bad debt expense totaled $2.8 million representing 0.4% of revenues which was lower than the $7.4 million of bad debt expense for the twelve-month period ended September 30, 2011, which represented 1.0% of revenues in the prior trailing twelve-month period. The higher bad debt expense in the trailing twelve-months ended September 30, 2011, was primarily due to increasing the dollar amount of bad debt reserves by $4.3 million in the September 2011 quarter following government enforcement action at certain casinos in Mexico. Our bad debt expense for the three months ended September 30, 2012, was $0.9 million, or 0.6% of revenues, compared to $4.9 million, or 3.1% of revenues, for the three months ended September 30, 2011. Our total bad debt reserve was $7.2 million at September 30, 2012, compared to $6.9 million at June 30, 2012.

Credit Quality of Notes Receivable

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. For notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest income and other income and expense, net, ratably over the payment period. We impute interest income on all accounts and notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on outstanding notes receivable ranged from 5.25% to 10.0% at September 30, 2012. Our policy is to generally recognize interest on notes receivables until the note receivable is deemed non-performing, which we define as a note where payments have not been received within 180 days of the agreed upon terms. The amount of our non-performing notes is immaterial.

Most of our domestic customers are not rated by the credit rating agencies. On international trade accounts and notes receivable, where possible we seek payment deposits, collateral, pledge agreements, bills of exchange or foreign bank letters of credit. However, the majority of our international trade accounts and notes receivable are not collateralized. Currently, we have not sold our accounts or notes receivable to third parties, so we do not have any off-balance sheet liabilities for factored receivables.

The following summarizes the components of total notes receivable, net:

	As of September 30, 2012	Balances that are over 90 days past due
Notes receivable:
Domestic	$102.3	$1.3
International	182.8	9.0

Notes receivable subtotal	285.1	10.3
Allowance for doubtful accounts	(5.0)	(2.6)

Total notes receivable, net	$280.1	$7.7

	As of June 30, 2012	Balances that are over 90 days past due
Notes receivable:
Domestic	$123.4	$1.4
International	182.3	5.2

Notes receivable subtotal	305.7	6.6
Allowance for doubtful accounts	(4.3)	(1.5)

Total notes receivable, net	$301.4	$5.1

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

At September 30, 2012, 2.7% of our total notes receivable, net was past due over 90 days compared to 1.7% at June 30, 2012.

The following tables detail our evaluation of notes receivable for impairment:

	As of September 30, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$102.3	$10.1	$92.2
International	182.8	86.9	95.9

Total notes receivable	$285.1	$97.0	$188.1

	As of June 30, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$123.4	$10.8	$112.6
International	182.3	60.4	121.9

Total notes receivable	$305.7	$71.2	$234.5

The following table reconciles the current and non-current allowance for doubtful notes receivable from June 30, 2012 to September 30, 2012:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at June 30, 2012	$4.3	$4.3	$0.0
Charge-offs	(0.2)	(0.2)	0.0
Recoveries	0.0	0.0	0.0
Provision	0.9	0.9	0.0

Ending Balance at September 30, 2012	$5.0	$5.0	$0.0

Modifications to original financing terms are an exception to our cash collection process and are a function of collection activities with the customer. If a customer requests a modification of financing terms during the collection process, we evaluate the proposed modification in relation to the recovery of our gaming machines, seek additional security and recognize any additional interest income ratably over the remaining new financing term. Additionally, we often take the opportunity to simplify the forward payments by consolidating several notes (each typically representing an individual purchase transaction) into one note. In those instances, the aging of any outstanding receivable balance would be adjusted to reflect the new payment terms. Any such modifications generally do not include a concession as they generally result only in a delay of payments from the original terms. As a result of the financial crisis that began in 2008, such modifications have increased, but in general, the impact of the modifications of original financing terms have not been significant to our total accounts and notes receivable balance. For the three months ended September 30, 2012, we had no modifications to the original financing terms.

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

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $6.1 million and $5.8 million for the three months ended September 30, 2012 and 2011, respectively.

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

At September 30, 2012, our investments in various money market funds and certificates of deposit in Argentina totaling approximately $0.8 million and $4.6 million, respectively, were subject to fair value measurement in accordance with Topic 820. These investments are included in our cash and cash equivalents and restricted cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets and are considered Level 1 securities. In addition, the carrying amounts reflected in the accompanying Condensed Consolidated Balance Sheets for total accounts and notes receivable, net, accounts payable, acquisition related liabilities and long-term debt approximate their respective fair values at September 30, 2012 and June 30, 2012, respectively.

Goodwill and Intangible Assets

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

Gaming Operations Equipment

For a description of our gaming operations equipment accounting policy, see Note 2. “Principal Accounting Policies – Gaming Operations Equipment and Property, Plant and Equipment” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three months ended September 30, 2012.

Property, Plant and Equipment

For a description of our gaming operations equipment accounting policy, see Note 2. “Principal Accounting Policies – Gaming Operations Equipment and Property, Plant and Equipment” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three months ended September 30, 2012.

Recently Adopted Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements Disclosures” (“ASU No. 2011-04”) which requires supplemental disclosures related to purchases, sales, issuances and settlements of fair value instruments within the Level 3 reconciliation. We adopted ASU No. 2011-04 as of January 1, 2012 and the adoption had no material impact on our Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) which requires other comprehensive income, including reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following net income. We adopted ASU No. 2011-05 as of July 1, 2012 and chose to present a separate statement consecutively following the Condensed Consolidated Statements of Net Income in our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing for Impairment” (“ASU No. 2011-08”) which reduces complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. We adopted ASU No. 2011-08 as of July 1, 2012 and the adoption had no material impact on our Condensed Consolidated Financial Statements.

In December 2011, the FASB issued update ASC No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”) which requires us to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, and the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05. We adopted ASU No. 2011-12 as of July 1, 2012 and the adoption had no material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”) to require new disclosures about offsetting assets and liabilities to help enable users of financial statements evaluate certain significant quantitative differences in balance sheets prepared under U.S. GAAP and IFRS. ASU No. 2011-11 is effective retrospectively beginning July 1, 2013 and the adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”) to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of indefinite-lived intangible asset impairment. ASU No. 2012-02 is effective prospectively for us beginning July 1, 2013 and the adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

We do not believe there is additional accounting guidance not yet effective that is relevant to the readers of our Condensed Consolidated Financial Statements. Several new Exposure Drafts and proposals are under development which may have a significant impact on our Condensed Consolidated Financial Statements once enacted.

3.	BUSINESS ACQUISITIONS

On May 21, 2012, we completed the acquisition of 100% of the outstanding stock of privately held Jadestone, a Sweden-based company that develops, publishes and distributes online gaming content and entertainment for online gaming companies. The total cash consideration for Jadestone paid at closing, excluding acquisition costs, was approximately $2.6 million, and there is up to $6.7 million of additional consideration payable over the next 2 years, of which none was paid during the three months ended September 30, 2012. The goodwill for Jadestone is expected to be non-deductible for tax purposes.

On June 15, 2012, we completed the acquisition of 100% of the outstanding stock of privately held Phantom, an Iowa-based company that is a leading publisher and developer of interactive casino and slot-based games for social, casual and mobile gaming entertainment. The total cash consideration for Phantom paid at closing, excluding acquisition costs, was approximately $13.8 million and there is up to $10.5 million of additional consideration payable over the next 3 years, of which $0.5 million was paid during the three months ended September 30, 2012. The goodwill for Phantom is expected to be deductible for tax purposes.

Pro forma financial information is not provided as these acquisitions are not material to our Condensed Consolidated Financial Statements. We allocated the preliminary aggregate purchase price, including the additional consideration acquisition liabilities, of $33.6 million to: tangible assets of $2.2 million; finite-lived intangibles assets of $7.2 million and goodwill of $28.2 million; and total liabilities of $21.2 million, including $17.2 million of additional consideration payable, of which $0.5 million was paid during the three months ended September 30, 2012.

4.	IMPAIRMENT AND RESTRUCTURING CHARGES

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

We implemented a broad restructuring in the September 2011 quarter and recorded a $9.7 million pre-tax charge, or $0.12 per diluted share, consisting of $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities. These restructuring actions are expected to better direct resources and focus on near-term revenue opportunities and reduce our overall organizational staffing by approximately 10% to a level that better correlates with the industry operating environment, while maintaining our ability to create great games that engage current players and attract new players.

	Three Months Ended September 30, 2011
DESCRIPTION OF CHARGES	Pre-tax amounts	Per diluted share

IMPAIRMENT AND RESTRUCTURING CHARGES
Non-cash Charges
Impairment of property, plant and equipment	$0.6	$0.01

Cash Charges
Restructuring charges	9.1	0.11

Total Impairment and Restructuring Charges	$9.7	$0.12

Of the $9.1 million of restructuring charges recorded in the September 2011 quarter, all $5.9 million of separation-related charges and $1.0 million of the $3.2 million of restructuring costs relating to closing two facilities were paid by September 30, 2012. At September 30, 2012, we had $2.2 million costs related to closing two facilities which were unpaid, which we expect to pay ratably through July 2015.

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

5.	EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of common and common stock equivalents outstanding. Restricted stock and restricted stock units are considered participating securities and included in our calculation of earnings per share. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,
	2012	2011
Net income	$9.3	$3.8

Basic weighted-average common shares outstanding	54.5	56.2
Dilutive effect of stock options	0.1	0.3
Dilutive effect of restricted common stock and warrants	0.1	0.1

Diluted weighted-average common stock and common stock equivalents (denominator)	54.7	56.6

Basic earnings per share of common stock	$0.17	$0.07

Diluted earnings per share of common stock and common stock equivalents	$0.17	$0.07

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	6.2	5.3

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro Inc. and Hasbro International, Inc. (collectively, “Hasbro”) to extend their license agreement with us, approved a grant of warrants (the “2003 Warrants”) to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance of the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment and is currently anti-dilutive at September 30, 2012. The warrants are non-cancelable and are now fully vested. See Note 13. “Stockholders’ Equity –Warrants” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Also, included in our anti-dilutive common stock equivalents for the three months ended September 30, 2012 and 2011, are warrants to purchase 500,000 shares of our common stock that were issued to Hasbro in 2009 in connection with an amendment and

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

extension of our agreement with them. These warrants were excluded from the calculation because the vesting criteria are contingent upon future events, which were not met at September 30, 2012. See Note 13. “Stockholders’ Equity – Warrants” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

6.	INVENTORIES

Inventories consisted of the following:

	As of September 30, 2012	As of June 30, 2012
Raw materials and work-in-process	$34.4	$36.2
Finished goods	18.1	17.1

Total inventories	$52.5	$53.3

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $0.6 million and $2.6 million for three months ended September 30, 2012 and 2011, respectively. These charges are classified in cost of product sales in our Condensed Consolidated Statements of Income.

7.	INTANGIBLE ASSETS

General

Intangible assets recorded on our accompanying Condensed Consolidated Balance Sheets consisted of the following:

	As of September 30, 2012	As of June 30, 2012
Goodwill	$47.3	$45.5
Finite-lived intangible assets, net	137.2	137.7
Less: royalty advances and licensed or acquired technologies, short-term	(7.6)	(4.3)

Total long-term intangible assets, net	$176.9	$178.9

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Goodwill

The changes in the carrying amount of goodwill for the three months ended September 30, 2012 include:

Goodwill balance at June 30, 2012	$45.5
Goodwill related to business acquisitions	1.0
Foreign currency translation adjustment	0.8

Goodwill balance at September 30, 2012	$47.3

Finite-Lived Intangible Assets

Finite-lived intangible assets consisted of the following:

	Useful Life (Years)	As of September 30, 2012			As of June 30, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed, licensed or acquired technologies	1 - 15	$122.6	$(30.1)	$92.5	$122.0	$(26.6)	$95.4
Royalty advances for licensed brands, talent, music and other	1 - 15	110.5	(85.8)	24.7	103.4	(81.3)	22.1
Patents, trademarks and other	4 - 17	40.0	(20.0)	20.0	39.2	(19.0)	20.2

Total		$273.1	$(135.9)	$137.2	$264.6	$(126.9)	$137.7

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

The following table summarizes additions to finite-lived intangible assets during the three months ended September 30, 2012:

Total Additions
Finite-lived intangible assets:
Developed licensed or acquired technologies	$0.6
Royalty advances for licensed brands, talent, music and other	7.1
Patents, trademarks and other	1.4

Total	$9.1

Amortization expense for our finite-lived intangible assets was $8.8 million and $6.5 million for the three months ended September 30, 2012 and 2011, respectively.

The actual amortization expense for our finite-lived intangible assets for the past three years, including $14.4 million recorded as impairment charges in fiscal 2011, and estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

Year Ended June 30,
Actual			Estimated
2010	2011	2012	2013 (remaining 9 months of fiscal year)	2014	2015	2016	2017	Thereafter
$21.1	38.3	25.3	16.9	20.0	20.5	20.2	17.8	41.8

The estimated aggregate future intangible amortization at September 30, 2012, does not reflect the significant minimum commitments we have for future payments for royalty advances and licensed or acquired technologies of approximately $67.5 million, which is expected to be amortized over approximately the next 5 years. If we determine that we may not realize the value of any of the finite-lived intangible net assets or commitments, we would record an immediate charge in our Condensed Consolidated Statements of Income up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto in this report.

8.	INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. Federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate adjusted for specific items in any particular interim period. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. The estimated effective income tax rate was approximately 35.0% and 34.5% for the three months ended September 30, 2012 and 2011, respectively. The effective tax rate for the three months ended September 30, 2011, was slightly more favorable than that of the three months ended September 30, 2012, because of the effect of the U.S. Federal Research and Development tax credit legislation, which expired on December 31, 2011.

At September 30, 2012, the total unrecognized tax benefits, including accrued interest and penalties of $0.4 million (net of the U.S. Federal benefit), were $4.1 million, which represent the portion that, if recognized, would reduce the effective income tax rate.

We are no longer subject to U.S. Federal tax examinations by tax authorities for years before fiscal 2009, or any significant state, local or foreign income tax examinations by tax authorities for years before fiscal 2008.

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

At September 30, 2012, and June 30, 2012, based upon the leverage ratio as defined in the amended and restated revolving credit agreement, no limitations existed for restricted payment purposes. At September 30, 2012, $85.0 million was outstanding under the amended and restated revolving credit facility. The effective interest rate on our borrowings was 2.1% and 2.3% at September 30, 2012 and June 30, 2012, respectively.

At September 30, 2012, and June 30, 2012, we maintained an aggregate cash balance of $13.5 million in non-interest bearing accounts with two of the banks in our $400 million amended and restated revolving credit agreement. We were in compliance with all of the financial and non-financial covenants and financial ratios required by our $400 million amended and restated revolving credit agreement as of September 30, 2012.

10.	STOCKHOLDERS’ EQUITY AND EQUITY COMPENSATION PLAN

General

We have 200.0 million shares of common stock authorized at $0.50 par value. Additionally, we have 5.0 million shares of $0.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by our Board of Directors.

Common Stock Repurchase Program

Effective August 2, 2010, our Board of Directors authorized a $300 million share repurchase program that expires on August 2, 2013. The timing and actual number of shares repurchased will depend on market conditions.

We made the following purchases under our share repurchase program:

	Shares	Average Price per Share	Amount
For the year ended June 30, 2011	2.8	$36.69	$101.5
For the year ended June 30, 2012	2.4	20.62	50.4
For the three months ended September 30, 2012	0.3	15.77	5.0

Total	5.5		$156.9

In total, we have repurchased 9.4% of the shares that were outstanding at July 1, 2010. At September 30, 2012, we had approximately $143.1 million remaining of our current share repurchase authorization.

Equity Compensation Plan

A summary of information with respect to share-based compensation expense included in our Condensed Consolidated Statements of Income for the three months ended September 30, 2012 and 2011, respectively are as follows:

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months ended September 30,
	2012	2011
Selling and administrative	$3.2	$1.6
Research and development	1.2	0.9
Cost of product sales	0.0	0.1

Share-based compensation expense included in pre-tax income	4.4	2.6
Income tax benefit related to share-based compensation	(1.7)	(0.9)

Share-based compensation expense included in net income	$2.7	$1.7

Diluted earnings per share impact of share-based compensation expense	$0.05	$0.03

Stock Options

We grant stock options to certain of our employees, consultants and members of the board of directors. For stock options granted in the September 2012 quarter, the number of stock options awarded to each person varied and the range in fair value on the dates of grant was from $7.31 – $8.34 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the stock option grant: risk-free interest rate of 0.5%; expected life of 4.0 years; expected volatility of 0.55; and 0.0% dividend yield. Stock option activity was as follows for the three months ended September 30, 2012:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2012	5.5	$27.44	4.46	$1.7
Granted	0.2	17.81
Exercised	0.0	0.0
Expired or Cancelled	0.0	0.0
Forfeited	(0.1)	29.18

Stock options outstanding at September 30, 2012	5.6	$27.10	4.29	$0.2

Stock options exercisable at September 30, 2012	3.5	$28.05	3.42	$0.2

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Restricted Stock Award Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors, which vest from a range of two to four years on the grant date anniversary. Restricted stock share and restricted stock unit activity was as follows for the three months ended September 30, 2012:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2012	0.1	$22.30
Granted	0.0	0.0
Vested	0.0	0.0

Nonvested balance at September 30, 2012	0.1	$18.37

	Restricted Stock Units (including Performance -based Restricted Stock Units)	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2012	0.4	$27.36
Granted	0.0	0.0
Vested	(0.1)	29.87

Nonvested balance at September 30, 2012	0.3	$25.10

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

(1)	For restricted stock and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

In September 2012, we granted equity-based performance units to certain key employees, which will vest primarily in 2015 only upon achievement of performance goals set by our Board of Directors. The number of shares of stock ultimately issued to participants will depend upon the extent to which the financial performance goals over the three year period ended June 30, 2015, are achieved or exceeded, and can result in shares issued up to 200% of the number of shares under each grant. We record the estimated expense for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. As of September 30, 2012, we concluded that the achievement of the performance goals was not probable for units that vest on June 30, 2013 and June 30, 2014 and therefore, no expense related to those awards was required; however based on current estimates, we did record a charge of $0.5 million in the three months ended September 30, 2012 for the units that vest on June 30, 2015. In addition, during the three months ended September 30, 2012, 0.1 million shares were forfeited as the minimum performance threshold goals were not achieved for the equity-based performance grants made in September 2009 with a performance period covering the three fiscal years ended June 30, 2012.

Equity-based performance unit activity was as follows for the three months ended September 30, 2012:

	Equity- based Performance Units	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2012	0.4	$29.52
Granted	0.3	17.27
Vested	0.0	0.0
Forfeited	(0.1)	44.28

Nonvested balance at September 30, 2012	0.6	$21.67

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. For the three months ended September 30, 2012, an aggregate of 31,083 shares were purchased under this plan at an average cost of $13.92 compared to an aggregate of 29,112 shares that were purchased under this plan at an average cost of $14.95 for the three months ended September 30, 2011.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations and engineering machines transferred to inventory, a non-cash investing activity, was $0.6 million and $3.6 million for the three months ended September 30, 2012 and 2011, respectively.

12.	COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

At September 30, 2012, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Minimum Commitments
Total royalty and license fee commitments	$201.5
Advances and payments made	(134.0)

Potential future payments	$67.5

At September 30, 2012, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2013 (remaining nine months of fiscal year)	$10.6
2014	18.6
2015	16.7
2016	14.3
2017	7.3
Thereafter	—

Total	$67.5

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders were approximately $2.5 million at September 30, 2012, and $2.7 million at June 30, 2012.

Performance Bonds

We have performance bonds outstanding of $5.3 million at September 30, 2012, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business, including licensor arrangements, under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of September 30, 2012, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of September 30, 2012, we were not aware of any obligations arising under these agreements that would require material payments. Although we are providing indemnification of officers and directors named in securities cases described in Note 13. “Litigation”, it is too early in these claims to ascertain the extent of any such indemnification.

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

WMS INDUSTRIES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

Letters of Credit

Outstanding letters of credit issued under our revolving credit facility to ensure payment to certain vendors and government agencies totaled $0.6 million at September 30, 2012. As of September 30, 2012, there was approximately $315.0 million of available borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the outstanding letters of credit.

Insurance Deductibles and Retentions

Under our various insurance policies, we are liable for contractual deductibles or retentions of up to $0.5 million per insurance policy, including directors and officers, fiduciary, property, crime, workers’ compensation, electronic errors and omissions, employment practices and automobile insurance. In addition, we are self-insured up to $0.25 million per covered family, after employee’s pay annual deductibles, for medical, dental, prescription drug and disability coverage. We purchase annual stop-loss coverage to limit our loss to $0.25 million for employee medical, dental, prescription drug and disability claims. Accrued worker’s compensation claims and employee related medical, dental, prescription drug and disability reserves include estimated settlements for known claims and estimates of claims incurred but not reported.

Product Warranty

We generally warrant our new gaming machines sold in the U.S. for a period of 365 days, while we warrant our gaming machines sold internationally for a period of 180 days to one year. Our warranty costs have not been significant.

13.	LITIGATION

From time to time, we may be subject to claims and a party to litigation that arises in the ordinary course of business. Some of these matters may be complex, expensive and disruptive to our normal business operations. Generally, the results of complex legal proceedings are difficult to predict and our view of these matters may change over time. When the amount or range of liability becomes ascertainable or it becomes probable that we will incur a loss, we record contingent liabilities related to these matters. We expense all legal costs associated with these matters as incurred. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our business, reputation, financial condition, liquidity or results of operations.

Securities Claims

On May 25, 2011, a putative class action was filed against us and certain of our executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee (the “Conlee lawsuit”). On October 13, 2011, the lead plaintiff filed an amended complaint in the Conlee lawsuit. As amended, the lawsuit alleges that, during the period from September 21, 2010 to August 4, 2011, (the date we announced our fiscal 2011 financial results), we made material misstatements and omitted material information related to our fiscal year 2011 guidance. Plaintiff seeks to certify a class of stockholders who purchased stock between these dates. The lawsuit specifically alleges violations of (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “34 Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the 34 Act. The amended complaint seeks unspecified damages. We filed a motion to dismiss the amended complaint on December 8, 2011, and, on July 25, 2012, the Court granted our motion without prejudice. The Plaintiffs re-filed a further amended complaint on September 12, 2012. We filed a motion to dismiss the further amended complaint on October 26, 2012.

On June 29, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois by David Garay against our then current Board of Directors as well as a former director (the “Garay lawsuit”). We are named as a nominal defendant. The complaint asserts essentially the same allegations that were made in the Conlee lawsuit about our Company’s fiscal year 2011 guidance, and alleges the following further causes of action: (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) contribution and indemnification from the individual defendants in the event future claims are made against us as a result of the individual defendants’ alleged misconduct, (iv) abuse of control, and (v) waste of corporate assets. The complaint seeks unspecified damages.

On July 22, 2011, an additional derivative action was filed in the U.S. District Court for the Northern District of Illinois by the Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund against our then current Board of Directors, a former director, and certain of our officers (the “Pipefitters lawsuit” and, collectively with the Conlee and Garay lawsuits, the “Securities Litigation”). We are named as a nominal defendant. The facts alleged in the Pipefitters lawsuit are similar to those alleged in the Conlee and Garay lawsuits, but also include allegations of insider trading in connection with alleged sales of our stock made by certain officers and directors in the November 2010 period. The Pipefitters lawsuit specifically alleges the following causes of action: (i) breach of fiduciary duty, (ii) waste of corporate assets, (iii) unjust enrichment, and (iv) indemnification and contribution from the individual defendants in the event future claims are made against us as a result of the individual defendants’ alleged misconduct. In addition to unspecified damages, the Pipefitters lawsuit seeks injunctive relief requiring us to adopt strengthened corporate governance policies and measures to prevent insider trading, as well as disgorgement of the alleged wrongful profits. The Garay and Pipefitters lawsuits have been consolidated and reassigned to the judge who is presiding over the Conlee lawsuit. In addition, both the Pipefitters lawsuit and the Garay lawsuit have been stayed pending the resolution of our motion to dismiss the further amended complaint filed in the Conlee lawsuit.

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

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the SEC on August 21, 2012 (“Form 10-K”). This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Cautionary Note” and Item 1A. “Risk Factors” in our Form 10-K and our more recent reports filed with the U.S. Securities and Exchange Commission. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment, financial condition and results of operations.

As used in this Report, the terms “we”, “us”, “our”, and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following marks: Facebook is a registered trademark of Facebook, Inc.; G2S and S2S are trademarks of the Gaming Standards Association.

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

We generate revenue in two principal ways: product sales and gaming operations, as further described below. In fiscal 2010, we expanded the markets where we directly distribute our products by launching directly into Class II gaming markets in the United States and entering the Mexican and New South Wales, Australia markets and we continued to further penetrate these markets in fiscal 2011 and 2012, although demand in fiscal 2012 abated in Mexico and Australia due to unique circumstances in each market. We had previously served these markets through content licensing agreements with third parties for our game themes. In the December 2010 quarter, we launched an online casino site for residents in the United Kingdom, although we did not begin to market the site until February 2011. In the June 2011 quarter, we received the first regulatory approval for our WAGE-NET networked gaming system, the first family of portal applications, the Ultra Hit Progressive® (“UHP”) family, and the first game in the UHP family, Jackpot Explosion®, and since then we have received additional approvals for these products and other networked gaming products in other gaming jurisdictions. In fiscal 2012, we expanded our interactive gaming products and services with the launch of our first social game on Facebook and the sale of select WMS games for mobile devices and PC’s and in July 2012, we grouped together all of our worldwide online wagering, social, casual and mobile gaming products and services in order to focus on their revenue growth, development and market efficiencies and to optimize the benefits of interactive gaming products and services for casino operators and their players. Also, in July 2012 we launched a second social game on Facebook titled Jackpot Party® Social Casino. We expect to facilitate the continued expansion, investment, evolution and extension of our interactive products and services and increase our focus on this rapidly evolving growth area. In fiscal 2013, we expect to further penetrate each of the new markets and distribution channels we have entered over the last few years and look to further expand our distribution channels.

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

In late fiscal 2011 and early fiscal 2012, with no leading indicators showing any significant increase in replacement demand, we conducted a thorough review of our business strategies and product plans. As a result of the strategic review, we announced that we would refine our product plans and restructure our organization to sharpen emphasis on our game content and product development strengths. Specifically, we have streamlined our product management and product development functions, simplified product plans and further prioritized on-time commercialization of new game themes, products and portal gaming applications. As part of our restructuring, we implemented a 10% reduction in our workforce.

As part of the plan, in the three months ended September 30, 2011, we recorded $14.0 million of pre-tax impairment and restructuring charges, or $0.17 per diluted share, which includes $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities, and $4.3 million pre-tax, or $0.05 per diluted share, of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico. In the June 2012 quarter, this write-down of receivables was reduced by $0.7 million, or $0.01 per diluted share, due to improvements in the situation. This situation has been very dynamic and while government actions continue to diminish, we continue to closely monitor the situation.

We had expected that with our launch of the network gaming-enabled Bluebird®2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level for the past few years. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. In late June 2010, we launched another new networked-enabled gaming machine, Bluebird xD™, as the replacement for our original Bluebird slant cabinets and it too had a significantly higher price, and once again demand outpaced our expectations. In the March 2012 quarter, we launched our new Bluebird2e gaming machine as an upgrade to our Bluebird2 gaming machines. The Bluebird2e gaming machines contain the emotive lighting feature that we launched with the Bluebird xD cabinet. We expect to launch our new upright cabinet, Blade™, for product sales and new participation cabinet, Gamefield xD™, in the March 2013 quarter and both will utilize our next-generation CPU-NXT®3 operating system platform. We believe that as the economy improves and gaming operators see meaningful improvements in their profitability and cash flows, they will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict when this will occur or the rate of increase in their capital budgets.

We believe several recent developments fueled by the challenging economic situation could expand our revenue opportunities over the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire, New York, Florida, Maine and Massachusetts. Internationally, Singapore opened as a new market in fiscal 2010. In addition, legislation has been passed or discussed in Greece, Brazil, Japan and Taiwan that could open new market opportunities. In the United States, the States of Nevada and Delaware have adopted legislation to legalize certain forms of online gaming and federal legislators and certain other state legislators and governments in Canada and Europe have legalized or are considering legalizing certain forms of online gaming, which if passed could expand our revenue opportunities. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results and our internal plans. We focus on fluctuations in revenue, number of new units sold, average selling price, average participation installed base and average revenue per day, cost on both products sales and gaming operations and also pay close attention to our operating income, operating margin, net income, diluted earnings per share, total cash, total accounts and notes receivable, inventories and accounts payable and cash flows provided by or used in operating activities, investing activities and financing activities, as they are key indicators of our performance. We also measure changes in selling and administrative expenses as a percent of revenue, which indicate management’s ability to control costs, as well as research and development costs as a percent of revenue, which demonstrate investment in technology and product development. Finally, we measure depreciation and amortization expense as a percentage of revenues as an indicator of the current cost of capital expenditures, primarily in gaming operations.

The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators and these measures are discussed herein.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions or licensing deals that can extend our presence and product lines, increase our distribution channels, enhance our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the three months ended September 30, 2012, our research and development spending increased $3.2 million compared to the prior year and we spent $20.3 million on property, plant and equipment and $25.6 million on additions to gaming operations equipment, and we funded approximately $5.0 million of common stock repurchases. We also borrowed on our credit facility and had $85.0 million long-term debt outstanding at September 30, 2012.

Product Sales

Product sales revenue includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, parts and conversion kits (including game theme, hardware or operating system conversions). In September 2010, we closed our Orion Financement Company (“Orion Gaming”) manufacturing facility and, in June 2011, we sold this facility and began winding down the manufacturing of our Orion Gaming product lines, which occurred over fiscal 2012. We will continue to provide support for spare parts related to Orion Gaming product lines for several years. In July 2011, we sold our Systems In Progress GmbH subsidiary (“SiP”). These two subsidiaries were immaterial to our Condensed Consolidated Financial Statements. In fiscal 2011, we also notified our customers that we were winding down the support for our Bluebird gaming machines with no new game content available after July 1, 2012, but we would continue to service and supply replacement parts through July 2015. We derive product sales revenue from the sale of the following:

➢	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2, Bluebird2e and Bluebird xD branded gaming machines;

➢	Mechanical reel-spinning gaming machines in our Bluebird, Bluebird2, Bluebird2e and Bluebird xD branded gaming machines;

➢	Replacement parts and game theme conversion kits for our Bluebird, Bluebird2, Bluebird2e, Bluebird xD, Twinstar™, Twinstar2, Helios™ and CPU-NXT and CPU-NXT2 operating system upgrade kits; and

➢	Used gaming machines manufactured by us or our competitors that are acquired on a trade-in basis or that we previously leased to casinos as participation gaming machines.

In early October 2012 at our industry’s largest trade show, we demonstrated our new Blade cabinet that we expect to begin shipping in the March 2013 quarter. Customers may delay purchases of our existing cabinets until the Blade cabinet is approved in their jurisdiction and we may also experience lower average selling prices of our existing cabinets due to higher discounts off of the list price.

Gaming Operations

We earn revenues from leasing gaming machines and VLTs to casinos and other licensed gaming machine operators under operating leases; operating an online gaming site, offering social games on Facebook, offering our games on third-party online gaming platforms that are interoperable with our game servers; selling select WMS games that have been ported to operate on mobile devices and PC’s; we earn revenues from placing our networked gaming system and applications, which is a system that links groups of networked-enabled gaming machines to a server in the casino data center; and earn royalties that we receive from third parties under license agreements to use our game content and intellectual property.

Our gaming operations include the following product lines:

➢

Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the net win, which is the casino’s earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees; or (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee plus a percentage of the amount wagered. We have the ability to lease these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include:

➢	Wide-area progressive (“WAP”) participation games;

➢	Local-area progressive (“LAP”) participation games; and

➢	Stand-alone participation games.

➢	Casino-owned daily fee games, where the casino or gaming machine operator purchases the base gaming machine and pays a lower daily lease fee for the top-box and game;

➢	Gaming machines placed at casinos under operating lease arrangements;

➢	VLTs;

➢	Revenues from licensing our game content and intellectual properties to third parties;

➢

Revenues from our online gaming casino in the United Kingdom, which was launched in November 2010, and beginning in fiscal 2012 revenues from our Lucky Cruise™ social game on Facebook and in July 2012, our Jackpot Party Social Casino on Facebook, revenues from the sale of select WMS games that have been ported to operate on mobile devices, revenues from the retail sales of CD’s containing WMS games or direct downloads of WMS games from internet distributors and revenues when an online player uses a WMS or Jadestone game on one of our customers’ online gaming sites; and

➢

Beginning in June 2011, networked gaming revenues where the casinos or other gaming machine operators use our WAGE-NET networked gaming system to link groups of gaming machines to remote servers in their locations that allows casinos and other gaming machine operators to purchase new applications and system-wide features for distribution over the WAGE-NET system.

Networked Gaming

We believe that server-enabled networked gaming (“NG”) will be a significant technology deployed in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, data can transfer between the servers and the gaming machines in real time and new applications, game functionality and system-wide features can be enabled on the gaming machines from the remote server. These networks require regulatory approval in gaming jurisdictions prior to any implementation. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter. In the June 2011 quarter, we received the first regulatory approval for our WAGE-NET networked gaming system, the first family of portal applications, the UHP family, and the first game in the UHP family, the Jackpot Explosion theme, and since then we have received additional approvals for these products and other networked gaming products in other gaming jurisdictions. Once the NG system is in place in a casino, we also are able to offer our customers a subscription pricing plan to have access to a library of our game content. At September 30, 2012, we had approximately 2,000 networked gaming machines functioning, primarily on a non-trial basis, at approximately 100 casino properties globally.

In June 2011, we began earning revenues from networked gaming applications after installing the commercialized version of the NG software. Our vision for networked gaming expands on the basic functionality of downloadable games, remote configuration of betting denominations and central determination of game outcomes, and emphasizes enhanced game play and excitement for the player. Since these first approvals, we have subsequently received approvals on the second theme in the Ultra Hit Progressive family, Piggy Bankin’®, the first theme in the second portal family, Winner’s Share®, titled Peng-Wins® and the first theme in the third portal family, Mega Multiplier®, titled Super Shot™. Nevada regulators approved the commercialized version of our Jackpot Explosion portal application; and our field trial – the final step to achieve approval in Nevada on the remote configuration and download portion of our WAGE-NET system was completed in August 2011. Accordingly, we received approval from the Nevada Gaming Commission related to the interoperability of our NG system with one of the slot accounting systems used by casinos and we have subsequently received approval for other slot accounting systems in Nevada and no additional interoperability approvals are required. Additionally, we also have developed and are implementing bank-wide NG solutions for certain customers.

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

As we navigate these macroeconomic challenges, we focused on four key strategic priorities: 1) Continue to grow our installed participation product base and improve our daily average revenue; 2) Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games, game content and products for our customers worldwide; 3) Drive margin improvements; and 4) Invest in the establishment, development and operation of our interactive gaming products and services:

1.	Strategic Priority: Continue to grow our installed participation product base and improve our daily average revenue:

Quarter Ended September 30, 2012, Result: During the quarter ended September 30, 2012, our average installed base of participation gaming machines decreased 1.0% over the quarter ended September 30, 2011 and, at September 30, 2012, our total installed participation footprint stood at 9,632 units compared to 9,592 units at September 30, 2011. Our average revenue per day declined 9.0% in the September 2012 quarter from the September 2011 quarter to $65.23. Our focus in fiscal 2013 is to increase the percentage of the installed base that are coin-in gaming machines as they generate the highest profit of our three lease models and to convert a portion of our installed base from Bluebird gaming machines to Bluebird2, Bluebird xD and our new Gamefield xD gaming machines. The percentage of coin-in gaming machines in our installed base was 37.7% of the installed base at September 30, 2012, consistent with the percentage of the installed base at September 30, 2011. We have successfully converted approximately 70% of the participation installed base to Bluebird2 and Bluebird xD gaming machines, although this required a higher capital investment over the last two years. We invested $25.6 million in gaming operations capital in the three months ended September 30, 2012 and $22.1 million in three months ended September 30, 2011. We expect that the amount of capital invested in gaming operations will decline modestly for the next two years as a lower amount of capital spent on our participation gaming machines will be partially offset by increased capital spent on gaming machines for operating leases as we expect a portion of the new VLT market in Illinois will be conducted through operating leases. In fiscal 2011 and the first half of fiscal 2012, we experienced delays in launching new products due to the new technologies we were imbedding in our participation products and as a result of not having as many new participation game themes approved, some of our older game theme performance lagged resulting in a higher level of removals of participation gaming machines, which caused a reduction in the installed base. We expect that with an anticipated increase in participation game themes that our installed base will grow in fiscal 2013 and 2014.

2.

Strategic Priority: Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games, game content and products for our customers worldwide.

Quarter Ended September 30, 2012, Result: The replacement cycle for gaming machines has been abnormally low for several years and the challenges facing our industry and the overall global economy have continued, all of which have reduced overall industry demand for gaming machines from previous levels. We believe capital budgets for replacing gaming machines were relatively flat for calendar 2010 and 2011 and increased modestly in 2012. We believe demand from new casino openings and casino expansions declined from fiscal 2010 to fiscal 2011 but grew in fiscal 2012. We expect new unit demand from new casino openings and expansions to be lower in fiscal 2013 than in fiscal 2012 but that replacement demand will increase due to the Canadian provincial lotteries beginning to replace their existing VLTs and the opening of the new VLT market in Illinois. The average selling price on a VLT is lower than a Class III gaming machine.

In this challenging environment, our September 2012 new unit shipments on which we recognized revenue were down 3.2% from the prior-year period. International new unit shipments accounted for 35.3% of global shipments in the September 2012 quarter, about flat with the September 2011 quarter. Overall, international new unit shipments increased in fiscal 2011 but shrank in fiscal 2012, as in fiscal 2011 the growth in Mexico and New South Wales, Australia and Singapore coupled with modest growth in Asia and Latin America, more than offset lower shipments to Europe, which remains impacted by the challenging economic environment. In fiscal 2012, demand from Mexico and New South Wales, Australia abated due to unique circumstances in each country and demand from Europe continued to be lower. Demand from Mexican customers was lower following government enforcement actions at certain casinos in Mexico that began in the September 2011 quarter and demand from Australian customers was lower as they await enablement of new national versus state gaming standards. Revenues from customers in Argentina were lower in the September 2012 quarter as government authorities modified rules related to importing product. We expect international demand in fiscal 2013 to be flat with fiscal 2012. Also, we believe the higher-priced Bluebird2, Bluebird xD and Bluebird2e units had an impact on the unit volume customers were able to buy with fixed capital budgets. We are still preparing to launch our products in the new VLT market in Italy in the future. Although much effort is still needed before the first revenue-earning WMS gaming machines are placed in Italy, we will have additional development work to complete as a result of new requirements that the regulator has mandated in Italy that will be effective after a transition period. In addition, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives.

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

We launched our Bluebird xD gaming machine late in the June 2010 quarter and, given customer response, we achieved strong demand for this product throughout fiscal 2012 and 2011. For the three months ended September 30, 2012, Bluebird xD gaming machines accounted for 31.5% of our global new unit sales which compares to 32.1% in the three months ended September 30, 2011. We launched an enhanced version of our Bluebird2 product, the Bluebird2e cabinet with an emotive lighting feature in the March 2012 quarter. During September 2012 quarter, the majority of the global Bluebird2 product line new unit sales were Bluebird2e units and we would expect this to also occur in future periods.

We are dependent, in part, on innovative new products, casino openings and expansions, continued market penetration and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in the three months ended September 30, 2012, such expenses totaled 17.4% of revenues or $27.6 million compared to 15.7% or $24.4 million in the prior-year period. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Strategic Priority: Drive Margin Improvements.

Quarter Ended September 30, 2012, Result: Our operating margin increased 570 basis points to 7.9% for the quarter ended September 30, 2012, from 2.2% for the prior-year period, as the prior year period included $9.7 million of impairment and restructuring charges and $4.3 million of additional bad debt expense related to Mexican customer receivables.

Our research and development costs increased as a percentage of revenues to 17.4% in the quarter ended September 30, 2012 from 15.7% of revenues in the quarter ended September 30, 2011 and in total increased $3.2 million, or 13.1%, over the prior year period. The increase is primarily caused by higher development costs to re-engineer and re-purpose our library of slot gaming content for distribution as our interactive products and services, along with an increase in spending for our innovative new casino gaming products. Our selling and administrative expenses decreased as a percentage of revenue to 21.6% in the quarter ended September 30, 2012 from 24.6% of revenues in the quarter ended September 30, 2011 and in total decreased by $3.9 million, or 10.2%, over the prior year as the prior year included $4.3 million of charges we recorded to write-down receivables following government enforcement actions at certain casinos in Mexico, partially offset by ongoing expense containment discipline. Our depreciation and amortization expense increased as a percentage of revenue to 17.6% in the quarter ended September 30, 2012 from 14.5% of revenues in the quarter ended September 30, 2011 and increased $5.4 million, or 23.9%, over the prior year due to the higher level of capital spent in fiscal 2011 and 2012 to upgrade the installed base of our participation gaming machines to new Bluebird2 and Bluebird xD gaming machines, depreciation on a new facility that was placed in service in August 2012 and from amortization of finite-lived intangible assets from our two acquisitions in the June 2012 quarter. By continuing to drive margin improvements, we believe we will be able to increase net income and generate the necessary capital to fund the other elements of our business strategy.

We are still implementing our lean sigma and strategic sourcing initiatives, and we continue to realize positive results. We believe these initiatives will continue to drive margin improvement in future years through disciplined cost management, especially with the Bluebird xD and new Bluebird2e product line, where we expect to improve margins to be comparable to our Bluebird2 product line. Longer term, we expect to benefit from an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing the cost per unit. We also expect our gaming operations will continue to expand with both the installed base and revenue per day increasing in fiscal 2013.

We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our operating margins. In fiscal 2013 and 2014, we expect to significantly increase our spending to grow our interactive products and services and also increase spending to accelerate product innovation efforts and as a result research and development expenses are expected to increase to 15% to 16% of revenues. We expect selling and administrative expenses to grow modestly as a percentage of revenues in fiscal 2013 and 2014 primarily due to increased spending to grow our interactive products and services and as we grow and support our increased overall revenues. Due to higher capital spending in our gaming operations over the past two years and the completion of two major property, plant and equipment projects in early fiscal 2013, we expect that depreciation and amortization expense will increase as a percentage of revenues in fiscal 2013 and 2014 in comparison to fiscal 2012.

4.	Strategic Priority: Invest in the establishment, development and operation of our interactive gaming products and services.

Quarter Ended September 30, 2012, Result: In the December 2010 quarter, we launched a business-to-consumer, online casino website for residents in the United Kingdom, although we did not begin to market the site until February 2011. Our Jackpotparty.com online casino offers a variety of our popular slot games and certain card and table games. The success of our gaming content, technology foundation and iGaming capabilities allows us to provide online capabilities to consumers in other jurisdictions. In the United States, the States of Nevada and Delaware have adopted legislation to legalize certain forms of online gaming and federal legislators and certain other state legislators and governments in Canada and Europe have legalized or are considering legalizing certain forms of online gaming, which, if passed, could expand our revenue opportunities depending on the type of online gaming approved. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. In fiscal 2012, we began earning revenues from our Lucky Cruise social game on Facebook and revenues from the sale of select WMS games that have been ported to operate on mobile devices and PC’s. We further expanded our online, social, casual and mobile gaming presence through the acquisitions of Jadestone and Phantom for $33.6 million in late fiscal 2012. We paid $16.4 million at closing, $0.5 million in the September 2012 quarter and have additional consideration of a maximum of $16.7 million in the future for both acquisitions. These acquisitions individually and in the aggregate were not material to our Condensed Consolidated Financial Statements. Additionally, in fiscal 2012 we entered into an agreement to provide an end-to-end business-to-business (“B2B”) online casino site in Belgium in collaboration with Groupe Partouche and early fiscal 2013 we created a strategic alliance with Dragonfish, the independent B2B division of 888 Holdings plc, that expands our B2B online product offering in the United States with one of the world’s leading online poker solutions. In July 2012, we launched Jackpot

Party Social Casino on Facebook, which enhanced our revenue earning opportunities. We will focus on the revenue growth, development and market efficiencies of our worldwide online, social, casual and mobile gaming products and services to optimize the benefits of iGaming for casino operators and their players.

Common Stock Repurchase Program

See Note 10. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and Note 2. “Principal Accounting Policies – Revenue Recognition” to the Consolidated Financial Statements included in that report. We have not made any changes in critical accounting policies and estimates during the three months ended September 30, 2012.

RESULTS OF OPERATIONS

Recent Developments

In late October 2012, Hurricane Sandy struck New Jersey, New York, Connecticut and several other east coast states causing substantial damage and power outages to the areas. While within a week our customers re-opened their casinos, we currently expect the aftermath of Hurricane Sandy to reduce casino visitation in Atlantic City and other affected casinos, which may negatively impact demand for new gaming machines and the revenue per day for our gaming operations for future months.

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

In addition, we implemented a broader impairment analysis and restructuring and recorded additional charges in the September 2011 quarter amounting to $14.0 million pre-tax, or $0.17 per diluted share. These product plan realignment and restructuring actions are expected to better direct resources and focus on near-term revenue opportunities and reduced our overall organizational staffing by approximately 10% to a level that better correlates with the current operating environment, while maintaining our ability to create great games that engage current players and attract new players.

The following table summarizes the detail of the charges recorded in the three months ended September 30, 2011 (in millions, except per diluted share amounts):

	Three Months Ended September 30, 2011
DESCRIPTION OF CHARGES	Pre-tax amounts	Per diluted share
IMPAIRMENT AND RESTRUCTURING CHARGES
Non-cash Charges
Impairment of property, plant and equipment	$0.6	$0.01

Cash Charges
Restructuring charges, primarily separation charges	9.1	0.11

Total Impairment and Restructuring Charges	9.7	0.12

	Three Months Ended September 30, 2011
DESCRIPTION OF CHARGES	Pre-tax amounts	Per diluted share
OTHER CHARGES
Non-cash charges to write-down Mexican customer receivables (recorded in selling and administrative expenses)	4.3	0.05

TOTAL IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES	$14.0	$0.17

The three month period ended September 30, 2011, includes $14.0 million of pre-tax charges, or $0.17 per diluted share, which includes $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities, and $4.3 million pre-tax, or $0.05 per diluted share, of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico, which was partially offset by a $0.7 million, or $0.01 per diluted share, pre-tax reduction in the reserve for bad debts related to government enforcement actions at certain casinos in Mexico in the three month period ended June 30, 2012.

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Below are our Revenues and Operating Margins and Key Performance Indicators for the three months ended September 30, 2012 and 2011. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Three months ended September 30,		Favorable (Unfavorable)
	2012	2011	2012 vs. 2011
			Variance
			Dollar	%
Product Sales Revenues:
New gaming machine sales revenues	$60.8	$64.9	$(4.1)	(6.3)
Other product sales revenues	27.2	22.2	5.0	22.5

Total product sales revenues	$88.0	$87.1	$0.9	1.0

Average sales price per new unit	$16,033	$16,574	$(541)	(3.3)
New units sold to the U.S. and Canada	2,453	2,530	(77)	(3.0)
New units sold to International markets	1,338	1,388	(50)	(3.6)

Total new units on which revenue was recognized	3,791	3,918	(127)	(3.2)
Used units sold globally	1,660	2,472	(812)	(32.8)

Total units sold globally	5,451	6,390	(939)	(14.7)

Conversion kits sold globally	2,400	5,500	(3,100)	(56.4)

Gaming Operations Revenues:
Participation revenues	$57.0	$63.3	$(6.3)	(10.0)
Interactive products and services revenues	9.5	0.7	8.8	nm
Other gaming operations revenues	4.6	4.5	0.1	2.2

Total gaming operations revenues	$71.1	$68.5	$2.6	3.8

Installed Participation Base at Period End with Lease Payments based on:
Percentage of coin-in	3,633	3,616	17	0.5
Percentage of net win	2,857	2,952	(95)	(3.2)
Daily lease rate(1)	3,142	3,024	118	3.9

	Three months ended September 30,		Favorable (Unfavorable)
	2012	2011	2012 vs. 2011
			Variance
			Dollar	%
Total Installed Participation Base at Period End	9,632	9,592	40	0.4

Average installed participation units	9,503	9,602	(99)	(1.0)
Average revenue per day per participation unit	$65.23	$71.70	$(6.47)	(9.0)

Total revenues	$159.1	$155.6	$3.5	2.2
Total operating income	$12.6	$3.5	$9.1	260.0
Total operating margin	7.9%	2.2%	570bp	259.1
Net income	$9.3	$3.8	$5.5	144.7

Earnings Per Share:
Basic	$0.17	$0.07	$0.10	142.9
Diluted	$0.17	$0.07	$0.10	142.9

bp	basis points
(1)	Includes only participation game theme units with fixed daily lease rates. Does not include units with product sales game themes placed under fixed-term, daily fee operating leases

Revenues

Total revenues for quarter ended September 30, 2012, increased 2.2% or $3.5 million, compared to the September 30, 2011 quarter, reflecting:

➢	A $4.1 million, or 6.3%, decrease in new unit sales revenue as a result of:

➢	A 127 unit, or 3.2%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 2,453 units, a decrease of 3.0%, in the September 2012 quarter. Replacement units shipped to U.S. and Canadian customers increased 7.9% over the prior-year period to 1,726 units, while new gaming machine sales for new casino openings and expansions totaled 727 units compared to approximately 900 units in the September 2011 quarter. Sales of Bluebird xD units accounted for 31.5% of new units sold in the September 2012 quarter and 32.1% of new units sold in the September 2011 quarter.

➢

International new units sold decreased 3.6% from the prior year to 1,338 units, and represented 35.3% of global shipments which was about the same percentage as in the prior period reflecting continued low demand in Europe, decreased industry demand in Mexico because of government enforcement actions that began in August 2011 against certain casinos, lower demand in New South Wales, Australia as operators await implementation of new national gaming standards and lower revenues in Argentina as government authorities modified rules related to importing product.

➢

A 3.3% decrease in the average selling price of new gaming machines to $16,033, principally reflecting a higher mix of lower-priced video lottery terminals, coupled with the impact of the competitive marketplace.

➢

A $5.0 million, or 22.5%, increase in other product sales revenues, reflecting an increase in used game revenues, part sales revenues and other revenues, including one-time VLT software game set revenues, partially offset by a decrease in lower conversion kit revenue as:

➢	We earned revenue on approximately 2,400 conversion kits in the September 2012 quarter, compared to approximately 5,500 conversion kits in the prior-year period; and

➢

We sold 1,660 used gaming machines at a higher average price during the September 2012 quarter, compared to 2,472 used gaming machines in the prior-year period. The average sales price of used gaming machines increased in the September 2012 quarter principally reflecting sales of Bluebird2 units which are just beginning to enter the used market and have a higher market value than older used product.

➢	Participation revenues were down $6.3 million, or 10.0%, due primarily to:

➢

A 1.0% decrease, or 99 units, in the average installed base of participation gaming machines in the September 2012 quarter driven by the decline in performance of our installed base of gaming machines as certain older game series reached their end of life and we did not have new game themes approved to replace those older games, which has recently eased. We were able to increase the installed base by September 30, 2012, up 40 units from September 30, 2011. The percentage of coin-in units in the installed base at September 30, 2012, was 37.7% which was flat compared to September 30, 2011. As of September 30, 2012, the percentage of net win units in the installed base decreased by 3.2%, and the daily lease rate units increased by 3.9% from September 30, 2011; and

➢	Overall average revenue per day decreased by $6.47, or 9.0%, principally reflecting lower average revenue per day in our percentage of coin-in gaming machines.

➢

An $8.8 million increase in interactive products and services revenue, primarily reflecting the July 2012 launch of our Jackpot Party Social Casino on Facebook and continued growth in the UK online gaming revenues.

➢

A $0.1 million, or 2.2%, increase in other gaming operations revenue, primarily reflecting higher royalty revenues from licensing proprietary intellectual property and technologies and incremental revenue from networked gaming solutions, partially offset by lower operating lease revenue.

We expect to generate modest revenue growth in fiscal 2013 and fiscal 2014 as we increase our global market penetration due to the popularity of our products, launch new products and gaming cabinets, expand market distribution opportunities, grow our participation installed base through the introduction of new and innovative participation games and increase revenues from our interactive gaming and networked gaming operations. Likewise in fiscal 2013 and 2014, we expect modest improvements in lowering the cost of our gaming machines resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools to improve quality and eliminate waste, improved results from our strategic sourcing initiatives and the benefits from ongoing efforts to level the production schedule throughout each quarter, which will be partially offset by the impact of higher VLT sales which have a lower average selling price than our Class III gaming machines.

Cost of product sales was $41.3 million, or 46.9% of product sales revenues, for the September 2012 quarter, compared to $42.8 million, or 49.1% of product sales revenues, for the prior-year period. The September 2012 quarter reflects: progress on lowering the cost of product and the mix of business, coupled with lower costs due to a decrease in new gaming machines sold, partially offset by the additional cost of a one-time VLT software game set.

Cost of gaming operations was $15.2 million, or 21.4% of gaming operations revenues, for the September 2012 quarter, compared to $14.3 million, or 20.9% of gaming operations revenues for the prior-year period. The September 2012 quarter primarily reflects the additional costs associated with interactive products and services, partially offset by the favorable WAP jackpot experience in the quarter.

Our cost of product sales and cost of gaming operations may not be comparable to other companies as they exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item, and distribution expenses included in the selling and administration line item (in millions of dollars):

	Three Months Ended September 30,		Increase/ (Decrease)
	2012	2011	Dollar	Percent
Depreciation and amortization
Cost of Product Sales	$2.0	$1.4	$0.6	42.9%
Cost of Gaming Operations	17.6	14.1	3.5	24.8
Distribution expenses	6.1	5.8	0.3	5.2

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended September 30,				Increase / (Decrease)
	2012		2011
	Dollar	As % of Revenue	Dollar	As % of Revenue	Dollar	Percent
Research and development	$27.6	17.4%	$24.4	15.7%	$3.2	13.1%
Selling and administrative	34.4	21.6	38.3	24.6	(3.9)	(10.2)
Impairment and restructuring charges	0.0	0.0	9.7	6.2	(9.7)	nm
Depreciation and amortization	28.0	17.6	22.6	14.5	5.4	23.9

Total operating expenses	$90.0	56.6%	$95.0	61.0%	$(5.0)	(5.3)%

Research and development expenses increased 13.1% to $27.6 million in the September 2012 quarter, compared to $24.4 million in the prior-year period. The year-over-year increase reflects:

➢	Higher development costs for our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio; and

➢	Increase in spending for our interactive products and services; partially offset by

➢	Decreased payroll-related costs associated with headcount decreases resulting from the restructuring we announced in August 2011 coupled with cost containment measures on non-payroll related costs.

Selling and administrative expenses decreased 10.2%, or $3.9 million, to $34.4 million in the September 2012 quarter, compared to $38.3 million in the prior-year period while decreasing by 300 basis points as a percentage of revenues to 21.6%. The year-over-year decrease reflects:

➢	$4.3 million of non-cash charges recorded in the September 2011 quarter to write-down receivables following government enforcement actions at certain casinos in Mexico; and

➢

Decreased payroll-related costs associated with headcount decreases resulting from the restructuring we announced in August 2011, coupled with cost containment measures on non-payroll related costs; partially offset by

➢	Incremental costs for our networked gaming and interactive gaming operations.

The September 2011 quarter results include $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities.

Depreciation and amortization expense increased by $5.4 million, or 23.9%, to $28.0 million in the September 2012 quarter, compared to $22.6 million in the prior-year period. The increase in depreciation and amortization expense reflects increased capital spending on gaming operations equipment throughout fiscal 2011 and 2012 and the September 2012 quarter to upgrade our installed base of participation gaming machines to Bluebird2 and Bluebird xD gaming machines, depreciation for a new facility that was placed in service in August 2012 and amortization of finite-lived intangible assets from our two acquisitions in the June 2012 quarter.

Operating Income and Operating Margin

Our operating income increased by $9.1 million, or 260.0%, in the September 2012 quarter on a 2.2% increase in total revenues. Our operating margin of 7.9% represented a 570-basis point increase over the 2.2% operating margin achieved in the prior-year period. This increase reflects:

➢	$4.1 million of higher profit;

➢	$3.9 million of lower selling and administrative costs;

➢	$9.7 million of lower impairment and restructuring costs; partially offset by

➢	$5.4 million of higher depreciation and amortization expense; and

➢	$3.2 million of higher research and development costs, all as discussed above.

Interest Expense

We incurred interest expense of $0.7 million and $0.4 million, net of amounts capitalized for construction-in-progress, in the quarters ended September 30, 2012 and 2011, respectively.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net was income of $2.4 million and $2.7 million for the quarters ended September 30, 2012 and 2011, respectively.

Income Taxes

The estimated effective income tax rates were approximately 35.0% and 34.5% for the quarters ended September 30, 2012 and 2011, respectively.

The September 2012 quarter estimated effective tax rate in comparison to the September 2011 quarter effective tax rate reflects:

➢	A lower estimated annualized domestic manufacturing deduction;

➢	A decrease in estimated annual pre-tax income compared to the September 2011 quarter; and

➢	No U.S. Federal research and development tax credit in the September 2012 quarter, compared to a research and development tax credit, net of $0.1 million in the September 2011 quarter.

The September 2011 quarter estimated effective tax rate in comparison to the September 2010 quarter effective tax rate of 35.9% reflects:

➢	A higher estimated domestic manufacturing deduction of $1.4 million;

➢	A decrease in estimated pre-tax income compared to fiscal 2010;

➢	An estimated reduction of the effective tax rate by $0.1 million due to the research and development tax credit, which was not in effect in the prior year period; partially offset by

➢	A decrease in the estimated impact of other permanent tax items in the first quarter of $1.5 million.

At June 30, 2012, no deferred income tax provision had been recorded for United States Federal taxes related to approximately $39.3 million of undistributed net earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs. We have approximately $28.0 million of cash and cash equivalents in our international subsidiaries at September 30, 2012, and we believe we could readily convert such cash to other currencies including United States Dollars, although based on current banking and governmental regulations we cannot repatriate all of this cash, including approximately $15.9 million of cash and cash equivalents in Argentina. We believe the impact of not being able to fully repatriate this cash and cash equivalents on the overall liquidity of the Company is immaterial, as at September 30, 2012, we had $54.9 million of unrestricted cash and cash equivalents (which includes the $28.0 million of foreign-based cash), and our annual cash flow from operations was $156.8 million in fiscal 2012 and $21.0 million for the three months ended September 30, 2012. In addition, we have access to our new $400 million amended and restated revolving credit facility that we entered into in October 2011 that expires in five years of which only $85.0 million is borrowed and, if necessary, could access additional debt or equity offerings.

Earnings Per Share

The increase in earnings per share in the September 2012 quarter is attributable to the increase in net income for the quarter, largely related to higher revenues, lower expenses, including no impairment and restructuring charges, and a lower number of diluted shares outstanding as a result of our share repurchases over the last twelve months. Diluted earnings per share increased 142.9% to $0.17 for the quarter ended September 30, 2012, from $0.07 for prior-year period. The share repurchases over the last twelve months favorably impacted the September 2012 quarter earnings per share by $0.01.

LIQUIDITY AND CAPITAL RESOURCES

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. As a result, gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in fiscal year 2010 and 2011, coupled with many customers reducing their  annual  capital  budgets  for  replacing gaming machines. New  unit  demand  for  new  casino  openings  and  casino  expansion increased in fiscal 2012; however, we expect such demand to decrease in fiscal 2013. The macroeconomic challenges due to the economic crisis, the operational challenges that lead to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012 and increased competition from our competitors has lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 than in fiscal 2011 and 2010. Although the macroeconomic challenges remained in the three months ended September 30, 2012, we generated slightly more revenue during that period than in the three months ended September 30, 2011.

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

Selected balance sheet accounts are summarized as follows (in millions):

	September 30, 2012	June 30, 2012	Increase / (Decrease)
			Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$69.1	$76.1	$(7.0)	(9.2)%
Total current assets(A)	454.3	452.3	2.0	0.4
Total assets	1,151.7	1,154.1	(2.4)	(0.2)
Total current liabilities(B)	130.3	170.8	(40.5)	(23.7)
Long-term debt	85.0	60.0	25.0	41.7
Stockholders’ equity	888.7	877.3	11.4	1.3
Net working capital (A) – (B)	324.0	281.5	42.5	15.1

Trailing-twelve month statistics:
Average days outstanding for total accounts and notes receivable(2)	190	204	(14)	(6.9)
Inventory turns(3)	3.6	3.5	0.1	2.9

(1)

Pursuant to various jurisdictional gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents and restricted cash include restricted cash of $14.2 million and $13.8 million as of September 30, 2012, and June 30, 2012, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.

(2)

Our average days outstanding for total accounts and notes receivable was less at September 30, 2012, in comparison to June 30, 2012, as the trailing-twelve month accounts and notes receivable decreased by $24.5 million and the trailing-twelve month revenue slightly increased.

(3)

Our inventory turns increased slightly at September 30, 2012, in comparison to June 30, 2012, as the decrease in the cost of product sales was slightly less than the decrease in total inventory in the three months ended September 30, 2012.

Our net working capital increased $42.5 million from June 30, 2012, and was primarily affected by the following components:

➢

A decrease in current liabilities of $40.5 million, or 23.7%, to $130.3 million due to $21.9 million of lower other accrued liabilities primarily due to the timing of tax payments, lower accounts payable of $17.9 million and $0.7 million of lower accrued compensation and related benefits; and

➢	A $9.8 million, or 3.0%, aggregate increase in current accounts and notes receivable and other current assets; partially offset by

➢	A decrease in cash, cash equivalents and restricted cash of $7.0 million; and

➢

A decrease in inventories of $0.8 million, or 1.5%, to $52.5 million from $53.3 million at September 30, 2012, due to lower raw materials; partially offset by higher finished goods. Inventory turns were 3.6x at September 30, 2012, compared to 3.5x at June 30, 2012.

As described in Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto included in this report, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $67.5 million that are not recorded in our accompanying Condensed Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $69.1 million at September 30, 2012, inclusive of $14.2 million of restricted cash, and cash flow provided by operating activities will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to develop, license or acquire intangibles and other assets, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year. At September 30, 2012, we held approximately 73.9 million pesos, or $15.9 million, of cash and cash equivalents in Argentina. Currently, the Argentine government is imposing restrictions on currency movements that might make it costly or impossible to convert the pesos into U.S dollars and have those dollars leave the country. This creates a foreign currency risk in case of devaluation. We believe that we take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain uncertain. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. For fiscal 2013 and 2014, we expect cash flow provided by operating activities to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and as a result of amending and restating our revolving credit agreement in October 2011, we have access to our $400 million revolving credit facility through October 2016. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable

See Note 2. “Principal Accounting Policies – Accounts Receivable and Notes Receivable, Allowance for Doubtful Accounts and Bad Debt and Credit Quality of Notes Receivable” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

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

As we introduce new gaming machines that utilize new raw material parts, we reduce the quantity of raw material purchases for existing gaming machines based upon anticipated customer demand and expected end of life production and support of the global installed base of the existing gaming machines. Favorable customer acceptance in excess of estimated customer demand for the new gaming machines can result in excess quantities of raw materials being on-hand for the existing gaming machines. In the December 2008 quarter, we introduced the Bluebird2 gaming machine and the demand for this gaming machine exceeded our expectations, resulting in fewer Bluebird gaming machines being sold. In the March 2012 quarter, we introduced the new Bluebird2e product; however, this product was an enhancement of the Bluebird2 product line using substantially all of the same parts. In the March 2013 quarter, we expect to introduce our new Blade cabinet, which continues to utilize elements of the internal componentry in the Bluebird2 and Bluebird2e cabinets. We seek to reduce excess raw materials through several strategies such as: (1) reselling them back to the supplier, (2) using them to maintain our installed base of leased gaming operations machines, (3) selling them to customers to support their existing gaming machines which are recorded as part sales, (4) using them to refurbish used gaming machines, (5) selling them to a third party or (6) scrapping them.

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventories. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. For the three months ended September 30, 2012, we recorded raw material and finished goods inventory write-downs totaling approximately $0.6 million compared to $2.6 million in the prior-year period.

Revolving Credit Facility

See Note 9. “Revolving Credit Facility” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

Common Stock Repurchase Program

See Note 10. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

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

	Three Months Ended September 30,		Change
	2012	2011	Dollar	Percent
Net cash provided by (used in):
Operating activities	$21.0	$13.1	$7.9	60.3%
Investing activities	(48.7)	(42.7)	(6.0)	(14.1)
Financing activities	20.6	8.2	12.4	151.2
Effect of exchange rates on cash and cash equivalents	(0.3)	(1.0)	0.7	70.0

Net decrease in cash and cash equivalents	$(7.4)	$(22.4)	$15.0	67.0%

Operating activities: The $7.9 million increase in cash provided by operating activities in the three months ended September 30, 2012, compared to the three months ended September 30, 2011, resulted from:

➢

A $13.6 million positive impact from a $6.1 million increase of depreciation and amortization expense, a $5.5 million increase in net income, a $0.2 million positive impact from lower tax benefits from deferred income taxes and a $1.8 million increase in share-based compensation; and

➢	A $0.9 million positive impact from the changes in operating assets and liabilities; partially offset by

➢	A $6.6 million negative impact from a decrease from other non-cash items.

Investing Activities: The $6.0 million increase in cash used by investing activities for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was primarily due to:

➢

A $3.5 million increase in the amount invested in gaming operations machines, top-boxes and related equipment during the three months ended September 30, 2012 to $25.6 million as we continued to update our installed base of participation gaming machines to Bluebird2 and Bluebird xD gaming machines; and

➢

A $4.4 million increase in the amount invested in property, plant and equipment during the three months ended September 30, 2012 to $20.3 million, as we continue to invest in facility expansion, higher spending on information technology, as well as investments in manufacturing tools and capitalized software development costs; partially offset by

➢	A $1.9 million decrease in payments to develop, license or acquire long-term intangible and other non-current assets as we invested $2.8 million in the three months ended September 30, 2012.

Financing Activities: The $12.4 million increase in cash provided by financing activities for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was primarily due to:

➢

Lower treasury stock purchases by $22.5 million in the three months ended September 30, 2012, as $5.0 million of treasury stock was repurchased compared to $27.5 million in the three months ended September 30, 2011; partially offset by

➢	Lower net borrowings of $10.0 million under our revolving credit agreement in the three months ended September 30, 2012.

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

We also have minimum guaranteed royalty payments amounting to $67.5 million at September 30, 2012 for intellectual property and technologies that are not recorded on our accompanying Condensed Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments.

Our obligations under these arrangements and under other contractual obligations at September 30, 2012, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$29.9	$6.2	$10.7	$4.4	$8.6
Royalty and license fee payments	67.5	10.6	35.3	21.6	—
Accrued WAP jackpot liability	10.4	10.4	—	—	—
Non-cancelable raw material purchase orders	2.5	2.5	—	—	—
Performance bonds	5.3	5.3	—	—	—
Additional consideration, including imputed interest, related to acquisitions	18.2	6.7	11.5	—	—
Payment of Revolving Credit Facility (a)	85.0	—	—	85.0	—
Interest on long-term debt (a)	7.1	1.8	3.6	1.7	—
Other, including guaranteed minimums in employment agreements	19.7	9.1	6.9	1.8	1.9

Total	$245.6	$52.6	$68.0	$114.5	$10.5

(a)

Repayments of principal amounts of borrowings under the revolving credit facility on September 30, 2012 are assumed to occur at the end of term of our revolving credit agreement in October 2016. Interest on long-term debt assumes the amount of debt outstanding at September 30, 2012 remains outstanding thru the end of term and interest is based on the effective interest rate at September 30, 2012, which was 2.1%.

As of September 30, 2012, we had a liability for unrecognized income tax benefits of $4.1 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized income tax benefits. See Note 8. “Income Taxes” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, Self-Insurance and Product Warranty

See Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes. As of September 30, 2012, we had total debt outstanding of $85.0 million under the amended and restated revolving credit facility. The effective interest rate on our borrowings at September 30, 2012, was 2.1%. There have been no material changes in our assessment of sensitivity to market risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) under the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that material information about us and our subsidiaries, including the information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (the “SEC”) rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and Note 13. “Litigation” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

ITEM 1A.	RISK FACTORS

WMS is subject to risks and uncertainties that could cause our actual results to differ materially from the expectations expressed in the forward-looking statements. Factors that could cause our actual results to differ from expectations are described under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and our more recent reports filed with the U.S. Securities and Exchange Commission.

We face risks associated with doing business in international markets related to political and economic instability, terrorist activity and foreign currency fluctuations. Unstable governments and terrorist activity may adversely affect the number of patrons visiting casinos, which in turn may reduce demand for our products and the financial ability of our casino customers to pay outstanding obligations. Changes in regulatory enforcement, treaties and legislation may affect the international gaming market with respect to gaming regulation, taxation, tariffs and import duties and the legality of gaming operations in some markets. Additionally, we may have increased costs in connection with complying with international laws. Also, foreign governments could impose restrictions on currency movements that might make it costly or impossible to transfer money to the U.S. In fiscal 2012, the governmental authorities in Argentina began limiting the exchange of pesos into dollars and the transfer of funds from Argentina. At September 30, 2012, we held approximately 73.9 million pesos, or $15.9 million, of cash and cash equivalents in our bank accounts in Argentina, up from 58.0 million pesos, or $12.8 million, at June 30, 2012. During the September 2012 quarter, we were able to convert pesos to dollars and transferred $5.0 million to our U.S. bank accounts. This has been a dynamic situation and we continue to monitor it closely. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes” included in this report.

We rely on information technology to process, transmit and store electronic information. Any failures in our computer systems or telecommunications services could affect our ability to operate our linked games or otherwise conduct business. Our computer systems and databases of business or customer information are susceptible to outages due to fire, floods, power loss, break-ins, cyber-attacks, network penetration, denial of service attacks, and similar events. While we have and will continue to implement network security measures and data protection safeguards, our servers and other computer systems are vulnerable to viruses, malicious software, hacking, break-ins or theft, data privacy or security breaches, third-party security breaches, employee error or malfeasance, and similar events. Failures in our systems or services, and unauthorized access to or tampering with our systems and databases, could have a material adverse effect on our business, reputation, financial condition, liquidity or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
July 1, 2012 – July 31, 2012	—	$—	—	$148,157,235
August 1, 2012 – August 31, 2012	317,347	15.77	317,347	143,153,479
September 1, 2012 – September 30, 2012	—	—	—	143,153,479

Total	317,347	$15.77	317,347	$143,153,479

(1)	See Note 10. “Stockholders’ Equity and Equity Compensation Plan” – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

WMS INDUSTRIES INC.

Dated: November 9, 2012	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: November 9, 2012	By:	/s/ John P. McNicholas Jr.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.