Form 10-Q
period 2012-12-31
WMS INDUSTRIES INC /DE/
filed 2013-02-07
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,626,031 shares of common stock, $0.50 par value, were outstanding at February 5, 2013.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended December 31, 2012 and 2011

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
REVENUES:
Product sales	$84.8	$97.5	$172.8	$184.6
Gaming operations	72.7	64.7	143.8	133.2

Total revenues	157.5	162.2	316.6	317.8
COSTS AND EXPENSES:
Cost of product sales(1)	43.2	48.7	84.5	91.5
Cost of gaming operations(1)	13.7	14.4	28.9	28.7
Research and development	26.7	23.7	54.3	48.1
Selling and administrative	37.9	33.2	72.3	71.5
Depreciation and amortization(1)	29.0	21.2	57.0	43.8
Impairment and restructuring charges	0.0	0.0	0.0	9.7

Total costs and expenses	150.5	141.2	297.0	293.3

OPERATING INCOME	7.0	21.0	19.6	24.5
Interest expense	(1.0)	(0.4)	(1.7)	(0.8)
Interest income and other income and expense, net	3.9	4.2	6.3	6.9

Income before income taxes	9.9	24.8	24.2	30.6
Provision for income taxes	5.6	8.7	10.6	10.7

NET INCOME	$4.3	$16.1	$13.6	$19.9

Earnings per share:
Basic	$0.08	$0.29	$0.25	$0.36

Diluted	$0.08	$0.29	$0.25	$0.35

Weighted-average common shares:
Basic common stock outstanding	54.5	55.6	54.5	55.9

Diluted common stock and common stock equivalents	54.6	55.8	54.6	56.2

(1) Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:

Cost of product sales	$2.1	$1.4	$4.1	$2.8
Cost of gaming operations	$17.8	$13.1	$35.4	$27.2

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended December 31, 2012 and 2011

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$4.3	$16.1	$13.6	$19.9
Foreign currency translation adjustment, net of taxes	1.2	(2.3)	4.1	(5.4)

Total comprehensive income	$5.5	$13.8	$17.7	$14.5

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars and millions of shares)

	December 31, 2012	June 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72.8	$62.3
Restricted cash and cash equivalents	15.0	13.8

Total cash, cash equivalents and restricted cash	87.8	76.1
Accounts and notes receivable, net of allowances of $8.2 and $6.9, respectively	284.1	282.8
Inventories	55.7	53.3
Other current assets	46.4	40.1

Total current assets	474.0	452.3
NON-CURRENT ASSETS:
Long-term notes receivable, net	78.3	122.3
Gaming operations equipment, net of accumulated depreciation and amortization of $250.6 and $227.1, respectively	122.1	115.7
Property, plant and equipment, net of accumulated depreciation and amortization of $159.1 and $142.0, respectively	236.6	226.7
Intangible assets, net	175.4	178.9
Deferred income tax assets	40.6	39.3
Other assets, net	19.7	18.9

Total non-current assets	672.7	701.8

TOTAL ASSETS	$1,146.7	$1,154.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59.3	$84.8
Accrued compensation and related benefits	7.9	9.5
Other accrued liabilities	48.4	76.5

Total current liabilities	115.6	170.8
NON-CURRENT LIABILITIES:
Long-term debt	85.0	60.0
Deferred income tax liabilities	22.7	22.7
Other non-current liabilities	25.1	23.3

Total non-current liabilities	132.8	106.0
Commitments, contingencies and indemnifications (see Note 12)	0.0	0.0
STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized; none issued)	0.0	0.0
Common stock (200.0 shares authorized; 59.7 shares issued)	29.8	29.8
Additional paid-in capital	446.9	443.5
Treasury stock, at cost (5.1 and 4.9 shares, respectively)	(144.2)	(144.1)
Retained earnings	568.5	554.9
Accumulated other comprehensive loss	(2.7)	(6.8)

Total stockholders’ equity	898.3	877.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,146.7	$1,154.1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended December 31, 2012 and 2011

(in millions of U.S. dollars)

(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13.6	$19.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	47.2	37.1
Amortization of intangible and other non-current assets	17.9	14.2
Share-based compensation	8.0	7.6
Other non-cash items	2.4	10.2
Deferred income taxes	(1.3)	(2.0)
Tax benefit from exercise of stock options	0.0	(0.2)
Change in operating assets and liabilities	(16.6)	(21.1)

Net cash provided by operating activities	71.2	65.7
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(38.6)	(35.6)
Additions to property, plant and equipment	(32.9)	(31.1)
Payments to acquire or license intangible and other non-current assets	(6.5)	(6.8)

Net cash used in investing activities	(78.0)	(73.5)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under revolving credit facility	63.0	35.0
Repayments of borrowings under revolving credit facility	(38.0)	0.0
Purchase of treasury stock	(5.0)	(37.1)
Additional consideration related to acquisitions	(2.6)	0.0
Cash received from exercise of stock options and employee stock purchase plan	1.1	2.1
Debt issuance costs	0.0	(2.5)
Tax benefit from exercise of stock options	0.0	0.2

Net cash provided / (used) by financing activities	18.5	(2.3)
Effect of exchange rates on cash and cash equivalents	(1.2)	(1.3)

INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	10.5	(11.4)
CASH AND CASH EQUIVALENTS, beginning of period	62.3	90.7

CASH AND CASH EQUIVALENTS, end of period	$72.8	$79.3

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

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically, our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand or if gaming is permitted in a significant new jurisdiction. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2013. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

We serve the legalized gaming industry by designing, manufacturing and distributing gaming machines, custom mobile applications and interactive products and services to authorized customers in legal gaming venues worldwide. Our gaming machines include video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”). Our interactive products and services include development and marketing of digital gaming content, products, services and end-to-end solutions that address global online wagering and play-for-fun social, casual and mobile gaming opportunities. We have production facilities in the United States with development and distribution offices located in the United States, Argentina, Australia, Canada, China, India, Mexico, South Africa and Spain, and an online gaming operations center in the United Kingdom and with our acquisition of Jadestone Group AB (“Jadestone”) in late fiscal 2012, we have a development, operations center and administrative office in Sweden. In addition, we also acquired Genesis Communications Inc., d/b/a Phantom EFX (“Phantom”) in late fiscal 2012 which has a development, distribution and administrative office in Iowa. The acquisition of Jadestone and Phantom were immaterial to our Condensed Consolidated Financial Statements.

We generate revenues in two principal ways: product sales and gaming operations. First, product sales include the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions) and parts. Second, in gaming operations we license our game content and intellectual property to third parties for distribution; we earn revenues from operating an online gaming site, offering non-wagering social games on Facebook®, offering our games on third-party online gaming platforms that are interoperable with our game servers and selling select WMS games that have been ported to operate on mobile devices and PC’s; we earn revenues from placing our networked gaming system and applications, which is a system that links groups of networked-enabled gaming machines to a server in the casino data center, and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators under operating leases where the lease payments are based upon: (1) a percentage of the casino’s net win, which is the earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees or; (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee and a percentage of the coin-in. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games”.

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

Revenue Recognition

For a description of our revenue recognition accounting policy, see Note 2. “Principal Accounting Policies – Revenue Recognition” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three and six months ended December 31, 2012.

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

Our international expansion has required us to provide, in certain jurisdictions, a greater amount of financing terms of 18 to 36 months, and these contracts are predominately paid within their terms. In addition, as a result of the financial market crisis, which began in 2008 and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment terms to customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than one year, incur interest at rates in excess of our borrowing rate, both of which provide added profitability to the sale.

We believe our competitors have also expanded their use of extended payment terms. In aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our revenues have been favorably impacted. We are unable to estimate the impact of this program on our revenues.

The following summarizes the components of current and long-term accounts and notes receivable, net ($ in millions):

	As of December 31, 2012	As of June 30, 2012
Current, net:
Accounts receivable	$116.2	$106.3
Notes receivable	176.1	183.4
Allowance for doubtful accounts	(8.2)	(6.9)

Current accounts and notes receivable, net	$284.1	$282.8

Long-term, net:
Notes receivable	$78.3	$122.3
Allowance for doubtful accounts	0.0	0.0

Long-term notes receivable, net	$78.3	$122.3

Total accounts and notes receivable, net	$362.4	$405.1

Accounts and notes receivable, net from international customers in Argentina, Mexico, Peru and Canada at December 31, 2012, were approximately: $54.9 million, $39.2 million, $36.1 million and $13.7 million, respectively while accounts and notes receivable from international customers in these same countries at June 30, 2012, were approximately: $64.9 million, $40.7 million, $28.7 million and $20.5 million, respectively.

Total accounts and notes receivable, net decreased by $42.7 million from $405.1 million at June 30, 2012, to $362.4 million at December 31, 2012. The decrease primarily reflects the early payment by one customer, at net present value, of a total note balance of $29.6 million coupled with a reduction of total revenue by 19.6% or $38.4 million to $157.5 million for three months ended December 31, 2012 compared to $195.9 million during the quarter ended June 30, 2012. The collection of these accounts and notes receivable in future periods will increase the amount of cash flow provided by operating activities, reduce our total accounts and notes receivable and increase our cash balance.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At December 31, 2012 and June 30, 2012, the fair value of the accounts and notes receivable, net, approximated the carrying value.

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

The gaming industry is a highly regulated industry requiring most customers to obtain and maintain a gaming operator’s license and demonstrate to the applicable regulatory authority that they have the financial resources to operate a gaming establishment. Many of our customers, including new casinos that have opened in recent years, are owned by existing customers who operate multiple properties that have established a favorable payment history with us. Historic collection experience and the aging of customer balances are the primary indicators management utilizes to monitor the credit quality of our receivables. We do not segregate accounts and notes receivable by other credit quality indicators and do not use any other statistics or internal rating system to segregate our customer balances into subgroups with similar risk characteristics. Our aging categories are determined based on contractually agreed payment terms, which are typically the original payment terms. Invoices and expected payments are classified as past due if the payment is not received within the contractually agreed upon terms. Partial payments of account balances are also infrequent and are applied based upon the facts and circumstances related to the payment. Generally, payments are applied based upon customer direction provided with the remittance or as a result of a review of the account balance and through dialogue with our customer.

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

In fiscal 2012, the government authorities in Argentina modified the rules related to importing product and limited the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable, net from customers in Argentina at December 31, 2012 was $54.9 million, which is denominated in U.S. dollars, although our customers pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina, we specifically evaluated the amount of recent payments, receivable aging, the additional security we had (bills of exchange, pledge agreements, etc,) and news related to individual customers’ ability to pay to determine our customers’ ability to pay and concluded that only a minimal amount of bad debt reserves were required. We continue to conduct business in Argentina and our customers have continued to pay us in pesos based on the spot exchange rate to the U.S. dollar on payment date throughout the December 2012 quarter. We collected approximately $9.9 million of outstanding receivable balances from customers in Argentina during the December 2012 quarter. In addition, the net activity for the six months ended December 31, 2012 resulted in total outstanding receivable balances declining from June 30, 2012 by $10.0 million to $54.9 million.

During the trailing twelve months ended December 31, 2012, our bad debt expense totaled $2.2 million representing 0.3% of revenues which was lower than the $8.3 million of bad debt expense for the twelve-month period ended December 31, 2011, which represented 1.2% of revenues in the prior trailing twelve-month period. The higher bad debt expense in the trailing twelve-months ended December 31, 2011, was primarily due to increasing the dollar amount of bad debt reserves by $4.3 million in the September 2011 quarter following government enforcement actions at certain casinos in Mexico. Our bad debt expense for the three months ended December 31, 2012, was $0.8 million, or 0.5% of revenues, compared to $1.3 million, or 0.8% of revenues, for the three months ended December 31, 2011. Our bad debt expense for the six months ended December 31, 2012, was $1.7 million, or 0.5% of revenues, compared to $6.2 million, or 2.0% of revenues, for the six months ended December 31, 2011. Our total bad debt reserve was $8.2 million at December 31, 2012, compared to $6.9 million at June 30, 2012.

Credit Quality of Notes Receivable

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. For notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest income and other income and expense, net, ratably over the payment period. We impute interest income on all accounts and notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on outstanding notes receivable ranged from 5.25% to 10.0% at December 31, 2012. Our policy is to generally recognize interest on notes receivable until the note receivable is deemed non-performing, which we define as a note where payments have not been received within 180 days of the agreed upon terms. The amount of our non-performing notes is immaterial.

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

The following summarizes the components of total notes receivable, net:

	As of December 31, 2012	Balances that are over 90 days past due
Notes receivable:
Domestic	$68.0	$2.6
International	186.4	8.7

Notes receivable subtotal	254.4	11.3
Allowance for doubtful accounts	(5.0)	(2.2)

Total notes receivable, net	$249.4	$9.1

	As of June 30, 2012	Balances that are over 90 days past due
Notes receivable:
Domestic	$123.4	$1.4
International	182.3	5.2

Notes receivable subtotal	305.7	6.6
Allowance for doubtful accounts	(4.3)	(1.5)

Total notes receivable, net	$301.4	$5.1

At December 31, 2012, 3.6% of our total notes receivable, net was past due over 90 days compared to 1.7% at June 30, 2012.

The following tables detail our evaluation of notes receivable for impairment:

	As of December 31, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$68.0	$23.2	$44.8
International	186.4	74.0	112.4

Total notes receivable	$254.4	$97.2	$157.2

	As of June 30, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$123.4	$10.8	$112.6
International	182.3	60.4	121.9

Total notes receivable	$305.7	$71.2	$234.5

The following tables reconcile the current and non-current allowance for doubtful notes receivable from June 30, 2012 to December 31, 2012 and from June 30, 2011 to December 31, 2011:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at June 30, 2012	$4.3	$4.3	$0.0
Charge-offs	(0.2)	(0.2)	0.0
Recoveries	0.0	0.0	0.0
Provision	0.9	0.9	0.0

Ending Balance at December 31, 2012	$5.0	$5.0	$0.0

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at June 30, 2011	$2.6	$2.6	$0.0
Charge-offs	(2.4)	(2.4)	0.0
Recoveries	0.0	0.0	0.0
Provision	5.1	5.1	0.0

Ending Balance at December 31, 2011	$5.3	$5.3	$0.0

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

The following summarizes the notes receivable that had modification of financing terms during the six months ended December 31, 2012:

		Six Months Ended December 31, 2012
	# of Customers	# of Contracts	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic	—	—	$—	$—
International(a)	2	3	3.1	3.1

Total financing term modifications	2	3	$3.1	$3.1

(a)	Detailed modifications included:

•	One international customer in which two notes were consolidated into one note aggregating $2.1 million, with an average ten-month extension of terms; and

•	One international customer with one note for $1.0 million for which original terms were extended by eight months.

The following summarizes the notes receivable that had modification of financing terms during the six months ended December 31, 2011:

		Six Months Ended December 31, 2011
	# of Customers	# of Contracts	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic	—	—	$—	$—
International(a)	7	31	35.0	35.0

Total financing term modifications	7	31	$35.0	$35.0

(a)	Detailed modifications included:

•	One international customer with one note for $14.8 million for which original terms were extended by five months;

•	One international customer in which eleven notes were consolidated into three notes aggregating $8.0 million, with an average 14-month extension of terms;

•	One international customer in which ten notes were consolidated into one note aggregating $6.4 million, with an average ten-month extension of terms;

•	One international customer in which five notes were consolidated into one note aggregating $2.3 million, with an average eight-month extension of terms;

•	One international customer with one note for $2.2 million for which original terms were extended by seven months;

•	One international customer with two notes aggregating $0.7 million for which original terms were extended by five months; and

•	One international customer with one note for $0.6 million for which original terms were extended by four months.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

For a description of our cost of product sales and cost of gaming operations accounting policy, see Note 2. “Principal Accounting Policies – Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three and six months ended December 31, 2012.

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $5.8 million and $6.2 million for the three months ended December 31, 2012 and 2011, respectively, and $11.9 million and $12.0 million for the six months ended December 31, 2012 and 2011, respectively.

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

Topic 820 describes three levels of inputs that may be used to measure fair value:

Level 1	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2	Inputs to the valuation method include:

•	Quoted prices for similar assets or liabilities in active markets;

•	Quoted prices for identical or similar assets or liabilities in inactive markets;

•	Inputs other than quoted prices that are observable for the asset or liability;

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

•	If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

At December 31, 2012, our investments in various money market funds and certificates of deposit in Argentina totaling approximately $0.8 million and $6.5 million, respectively, were subject to fair value measurement in accordance with Topic 820. These investments are included in our cash and cash equivalents and restricted cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets and are considered Level 1 securities. In addition, the carrying amounts reflected in the accompanying Condensed Consolidated Balance Sheets for total accounts and notes receivable, net, accounts payable, acquisition related liabilities and long-term debt approximate their respective fair values at December 31, 2012 and June 30, 2012, respectively.

Goodwill and Intangible Assets

For a description of our goodwill and intangible assets policy, see Note 2. “Principal Accounting Policies – Intangible Assets” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three and six months ended December 31, 2012.

Gaming Operations Equipment

For a description of our gaming operations equipment accounting policy, see Note 2. “Principal Accounting Policies – Gaming Operations Equipment and Property, Plant and Equipment” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three and six months ended December 31, 2012.

Property, Plant and Equipment

For a description of our property, plant and equipment accounting policy, see Note 2. “Principal Accounting Policies – Gaming Operations Equipment and Property, Plant and Equipment” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three and six months ended December 31, 2012.

Recently Adopted Accounting Standards

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

We do not believe there is additional accounting guidance not yet effective that is relevant to the readers of our Condensed Consolidated Financial Statements. Several new Exposure Drafts and proposals are under development by accounting regulators which may have a significant impact on our Condensed Consolidated Financial Statements once enacted.

3.	BUSINESS ACQUISITIONS

On May 21, 2012, we completed the acquisition of 100% of the outstanding stock of privately held Jadestone, a Sweden-based company that develops, publishes and distributes online gaming content and entertainment for online gaming companies. The total cash consideration for Jadestone paid at closing, excluding acquisition costs, was approximately $2.6 million, and there is up to $6.7 million of additional consideration payable over the next 2 years, of which $2.1 million was paid during the six months ended December 31, 2012. The goodwill for Jadestone is expected to be non-deductible for tax purposes.

On June 15, 2012, we completed the acquisition of 100% of the outstanding stock of privately held Phantom, an Iowa-based company that is a leading publisher and developer of interactive casino and slot-based games for social, casual and mobile gaming entertainment. The total cash consideration for Phantom paid at closing, excluding acquisition costs, was approximately $13.8 million and there is up to $10.5 million of additional consideration payable over the next 3 years, of which $0.5 million was paid during the six months ended December 31, 2012. The goodwill for Phantom is expected to be deductible for tax purposes.

Pro forma financial information is not provided as these acquisitions are not material to our Condensed Consolidated Financial Statements. We allocated the preliminary aggregate purchase price, including the additional consideration acquisition liabilities, of $33.6 million to: tangible assets of $2.2 million; finite-lived intangibles assets of $7.2 million and goodwill of $28.2 million; and total liabilities of $21.2 million, including $17.2 million of additional consideration payable, of which $2.6 million was paid during the six months ended December 31, 2012.

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

We implemented a broad restructuring in the September 2011 quarter and recorded a $9.7 million pre-tax charge, or $0.12 per diluted share, consisting of $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities. These restructuring actions were expected to better direct resources and focus on near-term revenue opportunities and reduced our overall organizational staffing by approximately 10% to a level that better correlates with the industry operating environment, while maintaining our ability to create great games that engage current players and attract new players.

	Six Months Ended December 31, 2011
DESCRIPTION OF CHARGES	Pre-tax amounts	Per diluted share
IMPAIRMENT AND RESTRUCTURING CHARGES
Non-cash Charges
Impairment of property, plant and equipment	$0.6	$0.01
Cash Charges
Restructuring charges	9.1	0.11

Total Impairment and Restructuring Charges	$9.7	$0.12

Of the $9.1 million of restructuring charges recorded in the September 2011 quarter, all $5.9 million of separation-related charges and $1.3 million of the $3.2 million of restructuring costs relating to closing two facilities were paid by December 31, 2012. At December 31, 2012, we had $1.9 million costs related to closing two facilities which were unpaid, which we expect to pay ratably through July 2015.

5.	EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of common and common stock equivalents outstanding. Restricted stock and restricted stock units are considered participating securities and included in our calculation of earnings per share. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Net income	$4.3	$16.1	$13.6	$19.9

Basic weighted-average common shares outstanding	54.5	55.6	54.5	55.9
Dilutive effect of stock options	0.0	0.1	0.0	0.2
Dilutive effect of restricted common stock and warrants	0.1	0.1	0.1	0.1

Diluted weighted - average common stock and common stock equivalents (denominator)	54.6	55.8	54.6	56.2

Basic earnings per share of common stock	$0.08	$0.29	$0.25	$0.36

Diluted earnings per share of common stock and common stock equivalents	$0.08	$0.29	$0.25	$0.35

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	7.3	5.8	7.1	5.6

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro Inc. and Hasbro International, Inc. (collectively, “Hasbro”) to extend their license agreement with us, approved a grant of warrants (the “2003 Warrants”) to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance of the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment and was anti-dilutive at December 31, 2012. The warrants are non-cancelable and are now fully vested. See Note 13. “Stockholders’ Equity –Warrants” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Also, included in our anti-dilutive common stock equivalents for the three and six months ended December 31, 2012 and 2011, are warrants to purchase 475,000 and 500,000 shares, respectively, of our common stock that were issued to Hasbro in 2009 in connection with an amendment and extension of our agreement with them. Beginning in calendar year 2012, for each year that the three conditions identified in the agreement are not met the number of shares subject to the 2009 Warrant decrease by 25,000; provided, however, that the number of underlying shares will not be less than 375,000 shares. These warrants were excluded from the diluted earnings per share calculation because the vesting criteria are contingent upon future events, which were not met at December 31, 2012. See Note 13. “Stockholders’ Equity – Warrants” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

6.	INVENTORIES

Inventories consisted of the following:

	As of December 31, 2012	As of June 30, 2012
Raw materials and work-in-process	$37.9	$36.2
Finished goods	17.8	17.1

Total inventories	$55.7	$53.3

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $0.2 million and $0.9 million for three months ended December 31, 2012 and 2011, respectively, and $0.8 million and $3.5 million for the six months ended December 31, 2012 and 2011, respectively. These charges are classified in cost of product sales in our Condensed Consolidated Statements of Income.

7.	INTANGIBLE ASSETS

General

Intangible assets recorded on our accompanying Condensed Consolidated Balance Sheets consisted of the following:

	As of December 31, 2012	As of June 30, 2012
Goodwill	$47.4	$45.5
Finite-lived intangible assets, net	131.9	137.7
Less: royalty advances and licensed or acquired technologies, short-term	(3.9)	(4.3)

Total long-term intangible assets, net	$175.4	$178.9

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Goodwill

The changes in the carrying amount of goodwill for the six months ended December 31, 2012 include:

Goodwill balance at June 30, 2012	$45.5
Goodwill related to prior business acquisitions	1.0
Foreign currency translation adjustment	0.9

Goodwill balance at December 31, 2012	$47.4

Finite-Lived Intangible Assets

Finite-lived intangible assets consisted of the following:

	Useful Life (Years)	As of December 31, 2012			As of June 30, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed, licensed or acquired technologies	1 - 15	$123.0	$(34.0)	$89.0	$122.0	$(26.6)	$95.4
Royalty advances for licensed brands, talent, music and other	1 - 15	112.1	(90.0)	22.1	103.4	(81.3)	22.1
Patents, trademarks and other	4 - 17	37.4	(16.6)	20.8	39.2	(19.0)	20.2

Total		$272.5	$(140.6)	$131.9	$264.6	$(126.9)	$137.7

The following table summarizes additions to finite-lived intangible assets during the six months ended December 31, 2012:

Total Additions
Finite-lived intangible assets:
Developed licensed or acquired technologies	$1.6
Royalty advances for licensed brands, talent, music and other	8.7
Patents, trademarks and other	2.5

Total	$12.8

Amortization expense for our finite-lived intangible assets was $8.8 million and $4.3 million for the three months ended December 31, 2012 and 2011, respectively, and $17.6 million and $10.8 million for the six months ended December 31, 2012 and 2011, respectively.

The actual amortization expense for our finite-lived intangible assets for the past three years, including $14.4 million recorded as impairment charges in fiscal 2011, and estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

Year Ended June 30,
Actual			Estimated
2010	2011	2012	2013 (remaining 6 months of fiscal year)	2014	2015	2016	2017	Thereafter
$21.1	38.3	25.3	9.0	20.4	20.6	20.2	18.0	43.7

The estimated aggregate future intangible amortization at December 31, 2012, does not reflect the significant minimum commitments we have for future payments for royalty advances and licensed or acquired technologies of approximately $64.9 million, which is expected to be amortized over approximately the next 5 years. If we determine that we may not realize the value of any of the finite-lived intangible net assets or commitments, we would record an immediate charge in our Condensed Consolidated Statements of Income up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto in this report.

8.	INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. Federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate adjusted for specific items in any particular interim period. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. The estimated effective income tax rate was approximately 56.5% and 35.0% for the three months ended December 31, 2012 and 2011, respectively, and 43.8% and 35.0% for the six months ended December 31, 2012 and 2011, respectively. The effective tax rate for the three and six months ended December 31, 2011, was more favorable than that of the three and six months ended December 31, 2012, because of the effect of the U.S. Federal Research and Development tax credit legislation, which expired on December 31, 2011, and a discrete non-U.S. tax item of $2.0 million recorded in the quarter ended December 31, 2012.

At December 31, 2012, the total unrecognized tax benefits, including accrued interest and penalties of $0.4 million (net of the U.S. Federal benefit), were $4.1 million, which represent the portion that, if recognized, would reduce the effective income tax rate.

In the December 2012 quarter, the Internal Revenue Service began an audit of our amended U.S. federal income tax return for fiscal year 2010. In addition, we are currently under audit in a major state for fiscal 2010 and 2011. As a result of these audits, it is reasonably possible that the total amount of the unrecognized income tax benefits will significantly change within fiscal 2013. At this time, we are unable to estimate the amount of the potential change. Approximately $1.8 million of unrecognized income tax benefits are currently subject to audits referred to above. At this time, we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We are no longer subject to U.S. Federal tax examinations by tax authorities for years before fiscal 2009, or any significant state, local or foreign income tax examinations by tax authorities for years before fiscal 2008.

During the March 2013 quarter, we expect to record the benefit from the retroactive reinstatement of the Research and Development tax credit legislation relating to the period January 1, 2012 through December 31, 2012, and for the quarter ended March 31, 2013.

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

At December 31, 2012, and June 30, 2012, based upon the leverage ratio as defined in the amended and restated revolving credit agreement, no limitations existed for restricted payment purposes. At December 31, 2012, $85.0 million was outstanding under the amended and restated revolving credit facility and there was approximately $315.0 million of available borrowings under the revolving credit facility. The effective interest rate on our borrowings was 2.1% and 2.3% at December 31, 2012 and June 30, 2012, respectively.

At December 31, 2012, and June 30, 2012, we maintained an aggregate cash balance of $13.5 million in non-interest bearing accounts with two of the banks in our $400 million amended and restated revolving credit agreement. We were in compliance with all of the financial and non-financial covenants and financial ratios required by our $400 million amended and restated revolving credit agreement as of December 31, 2012.

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

On December 6, 2012, our stockholders approved the adoption of a restatement of the WMS Industries Inc. Incentive Plan (2012 Restatement) (the “2012 Plan”) increasing the number of shares available for grant by 5.7 million.

Common Stock Repurchase Program

Effective August 2, 2010, our Board of Directors authorized a $300 million share repurchase program that expires on August 2, 2013. The timing and actual number of shares repurchased will depend on market conditions.

We made the following purchases under our share repurchase program:

	Shares	Average Price per Share	Amount
For the year ended June 30, 2011	2.8	$36.69	$101.5
For the year ended June 30, 2012	2.4	20.62	50.4
For the six months ended December 31, 2012	0.3	15.77	5.0

Total	5.5		$156.9

In total, we have repurchased 9.4% of the shares that were outstanding at July 1, 2010. At December 31, 2012, we had approximately $143.1 million remaining of our current share repurchase authorization. See Note 14. “Subsequent Events.”

Equity Compensation Plan

A summary of information with respect to share-based compensation expense included in our Condensed Consolidated Statements of Income for the three and six months ended December 31, 2012 and 2011, respectively are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Selling and administrative	$2.4	$3.2	$5.6	$4.8
Research and development	1.2	1.8	2.4	2.7
Cost of product sales	0.0	0.0	0.0	0.1

Share-based compensation expense included in pre-tax income	3.6	5.0	8.0	7.6
Income tax benefit related to share-based compensation	(1.4)	(2.0)	(3.1)	(2.9)

Share-based compensation expense included in net income	$2.2	$3.0	$4.9	$4.7

Diluted earnings per share impact of share-based compensation expense	$0.04	$0.05	$0.09	$0.08

Stock Options

We grant stock options to certain of our employees, consultants and members of the board of directors. For stock options granted in the December 2012 quarter, the number of stock options awarded to each person varied and the range in fair value on the dates of grant was from $6.73 – $6.98 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the stock option grant: risk-free interest rate of 0.5%; expected life between 3.7 – 4.0 years; expected volatility of 0.55; and 0.0% dividend yield. Stock option activity was as follows for the six months ended December 31, 2012:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2012	5.5	$27.44	4.46	$1.7
Granted	1.0	16.77
Exercised	0.0	0.0
Expired or Cancelled	(0.1)	31.90
Forfeited	(0.1)	26.48

Stock options outstanding at December 31, 2012	6.3	$25.84	4.35	$1.1

Stock options exercisable at December 31, 2012	3.7	$27.94	3.23	$0.4

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Restricted Stock Award Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors, which vest from a range of two to four years on the grant date anniversary. Restricted stock share and restricted stock unit activity was as follows for the six months ended December 31, 2012:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2012	0.1	$22.30
Granted	0.0	0.0
Vested	0.0	0.0

Nonvested balance at December 31, 2012	0.1	$18.49

	Restricted Stock Units (including Performance -based Restricted Stock Units)	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2012	0.4	$27.36
Granted	0.3	16.47
Vested	(0.2)	29.38

Nonvested balance at December 31, 2012	0.5	$20.65

(1)	For restricted stock and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

In September 2012, we granted equity-based performance units to certain key employees, which will vest primarily in 2015 only upon achievement of performance goals set by our Board of Directors. The number of shares of stock ultimately issued to participants will depend upon the extent to which the financial performance goals over the three year period ended June 30, 2015, are achieved or exceeded, and can result in shares issued up to 200% of the number of shares under each grant. We record the estimated expense for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. As of December 31, 2012, we concluded that the achievement of the performance goals was not probable for units that vest on June 30, 2013 and June 30, 2014 and therefore, no expense related to those awards was required; however based on current estimates, we did record a charge of $0.8 million in the six months ended December 31, 2012 for the units that vest on June 30, 2015. In addition, during the three months ended September 30, 2012, 0.1 million shares were forfeited as the minimum performance threshold goals were not achieved for the equity-based performance grants made in September 2009 with a performance period covering the three fiscal years ended June 30, 2012.

Equity-based performance unit activity was as follows for the six months ended December 31, 2012:

	Equity- based Performance Units	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2012	0.4	$29.52
Granted	0.3	17.27
Vested	0.0	0.0
Forfeited	(0.1)	41.55

Nonvested balance at December 31, 2012	0.6	$21.62

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Deferred Stock

In fiscal 2005, non-management members of the Board of Directors were awarded an aggregate of 39,824 units of deferred stock under the Plan, of which 9,959 units remain outstanding as of December 31, 2012 compared to 19,915 units as of June 30, 2012. The decrease in units relate to the retirement of two members from the Board of Directors in the December 2012 quarter.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. For the six months ended December 31, 2012, an aggregate of 56,238 shares were purchased under this plan at an average cost of $14.35 compared to an aggregate of 51,622 shares that were purchased under this plan at an average cost of $16.04 for the six months ended December 31, 2011.

11.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations and engineering machines transferred to inventory, a non-cash investing activity, was $0.7 million and $3.6 million for the six months ended December 31, 2012 and 2011, respectively.

12.	COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

At December 31, 2012, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$200.5
Advances and payments made	(135.6)

Potential future payments	$64.9

At December 31, 2012, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2013 (remaining six months of fiscal year)	$7.5
2014	19.1
2015	16.7
2016	14.3
2017	7.3
Thereafter	—

Total	$64.9

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders were approximately $6.7 million at December 31, 2012, and $2.7 million at June 30, 2012.

Performance Bonds

We have performance bonds outstanding of $6.0 million at December 31, 2012, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business, including licensor arrangements, under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of December 31, 2012, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of December 31, 2012, we were not aware of any obligations arising under these agreements that would require material payments. Although we are providing indemnification of officers and directors named in securities cases described in Note 13. “Litigation”, it is too early in these claims to ascertain the extent of any such indemnification.

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

Letters of Credit

Outstanding letters of credit issued under our revolving credit facility to ensure payment to certain vendors and government agencies totaled $0.7 million at December 31, 2012. As of December 31, 2012, there was approximately $315.0 million of available borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the outstanding letters of credit.

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

Securities Claims

On May 25, 2011, a putative class action was filed against us and certain of our executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee (the “Conlee lawsuit”). On October 13, 2011, the lead plaintiff filed an amended complaint in the Conlee lawsuit. As amended, the lawsuit alleged that, during the period from September 21, 2010 to August 4, 2011, (the date we announced our fiscal 2011 financial results), we made material misstatements and omitted material information related to our fiscal year 2011 guidance. Plaintiff sought to certify a class of stockholders who purchased stock between these dates. The lawsuit specifically alleged violations of (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “34 Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the 34 Act. The amended complaint sought unspecified damages. We filed a motion to dismiss the amended complaint on December 8, 2011, and, on July 25, 2012, the Court granted our motion without prejudice. On September 12, 2012, the Plaintiffs filed a further amended complaint, which re-asserts claims under Sections 10(b) and 20(a) of the 34 Act and under SEC Rule 10b-5. We filed a motion to dismiss the further amended complaint on October 26, 2012. On November 30, 2012, the Plaintiffs filed their opposition to our motion. We filed our reply memorandum on December 21, 2012. The court has not yet ruled on our motion.

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

License Claim

In early 2012, International Gaming Technology (“IGT”) initiated an audit by KPMG LLP (“KPMG”) for compliance with the terms of the Game Manufacturers Cashless License Agreement dated October 1, 2006 between the Company and IGT. KPMG’s initial findings have been presented to us and aggregate to $25.5 million for under-payments plus $11.1 million in interest. Based on initial review, we believe the findings are without merit and we intend to contest such findings vigorously. Discussions with IGT on the findings are still preliminary and we are unable at this time to predict the outcome of the claim or to reasonably estimate the range of loss, if any, related to this claim.

14.	SUBSEQUENT EVENTS

On January 30, 2013, WMS Industries Inc. (“WMS”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Scientific Games Corporation (“Scientific Games”), Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games, and SG California Merger Sub, Inc., a wholly owned subsidiary of Scientific Games (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into WMS, with WMS surviving as a wholly owned subsidiary of Scientific Games (the “Merger”). The Merger Agreement was unanimously approved by our Board of Directors. At the effective time of the Merger, each share of WMS’ common stock issued and outstanding immediately prior to such time, other than our treasury shares, shares owned by Scientific Games or Merger Sub, and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will be automatically cancelled and converted into the right to receive $26.00 in cash, without interest, on the terms and subject to the conditions set forth in the Merger Agreement. Following consummation of the Merger, our stock will be delisted from the New York Stock Exchange.

Consummation of the Merger is subject to customary conditions, including without limitation (i) approval of the Merger Agreement by WMS’ stockholders, (ii) expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, and (iii) receipt and effectiveness of specified licenses, permits, and other approvals, issued by certain governmental authorities in relation to our gaming operations. At this time, we expect to consummate the Merger by the end of 2013. The Merger Agreement contains certain limitations on the operations of WMS during the period prior to the effective time of the Merger, including a prohibition on share repurchases by the Company.

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

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following marks: Facebook is a registered trademark of Facebook, Inc.; G2E is a registered trademark of the American Gaming Association and Reed Elsevier Inc. Used with permission.

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We serve the legalized gaming industry by designing, manufacturing and distributing gaming machines, custom mobile applications and interactive products and services to authorized customers in legal gaming venues worldwide. Our gaming machines include video and mechanical reel-spinning gaming machines and video lottery terminals (“VLTs”). Our interactive products and services include development and marketing of digital content, products, services and end-to-end solutions that address global online wagering and play-for-fun social, casual and mobile gaming opportunities. We are also addressing the next stage of casino gaming floor evolution with our WAGE-NET® networked gaming solution, a suite of systems technologies and applications designed to increase customers’ revenue generating capabilities and operational efficiencies. Our gaming machine products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in approximately 143 international gaming jurisdictions.

We generate revenue in two principal ways: product sales and gaming operations, as further described below. In fiscal 2010, we expanded the markets where we directly distribute our products by launching directly into Class II gaming markets in the United States and entering the Mexican and New South Wales, Australia markets and we continued to further penetrate these markets in fiscal 2011 and 2012, although demand in fiscal 2012 abated in Mexico and Australia due to unique circumstances in each market. We had previously served these markets through content licensing agreements with third parties for our game themes. In the December 2010 quarter, we launched an online casino site for residents in the United Kingdom, although we did not begin to market the site until February 2011. In the June 2011 quarter, we received the first regulatory approval for our WAGE-NET networked gaming system, the first family of portal applications, the Ultra Hit Progressive® (“UHP”) family, and the first game in the UHP family, Jackpot Explosion®, and since then we have received additional approvals for these products and other networked gaming products in other gaming jurisdictions. In fiscal 2012, we expanded our interactive gaming products and services with the launch of our first non-wagering social game on Facebook and the sale of select WMS games for mobile devices and PC’s and in July 2012, we grouped together all of our worldwide online wagering, social, casual and mobile gaming products and services in order to focus on their revenue growth, development and market efficiencies and to optimize the benefits of interactive gaming products and services for casino operators and their players. Also, in July 2012 we launched a second non-wagering social game on Facebook titled Jackpot Party® Social Casino. We expect to facilitate the continued expansion, investment, evolution and extension of our interactive products and services and increase our focus on this rapidly evolving growth area. In fiscal 2013, we expect to further penetrate each of the new markets and distribution channels we have entered over the last few years and look to further expand our distribution channels.

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in fiscal 2010 and 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. New unit demand for new casino openings and casino expansions increased in fiscal 2012; however, we expect demand for new casino openings and expansions to decrease in fiscal 2013. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. The economic crisis and operational challenges led to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012 and increased competition from our competitors lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 than in fiscal 2011 and 2010.

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

As part of the plan, in the six months ended December 31, 2011, we recorded $14.0 million of pre-tax impairment and restructuring charges, or $0.17 per diluted share, which includes $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities, and $4.3 million pre-tax, or $0.05 per diluted share, of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico. In the June 2012 quarter, this write-down of receivables was reduced by $0.7 million, or $0.01 per diluted share, due to improvements in the situation. This situation has been very dynamic and while government actions continue to diminish, we continue to closely monitor the situation.

We had expected that with our launch of the network gaming-enabled Bluebird®2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. In late June 2010, we launched another new networked-enabled gaming machine, Bluebird xD™, as the replacement for our original Bluebird slant cabinets and it too had a significantly higher price, and once again demand outpaced our expectations. In the March 2012 quarter, we launched our new Bluebird2e gaming machine as an upgrade to our Bluebird2 gaming machines. The Bluebird2e gaming machines contain the emotive lighting feature that we launched with the Bluebird xD cabinet. We expect to launch our new upright cabinet, Blade™, for product sales and new participation cabinet, Gamefield xD™, in the March 2013 quarter and both will utilize our next-generation CPU-NXT®3 operating system platform. As we announced these new products and demonstrated them at the G2E® trade show in October 2012, we believe customers may have reduced the quantity ordered of our current products in the first half of fiscal 2013 to wait for these new products launching in the March 2013 quarter.

In the December 2012 quarter, we launched the initial placement of My Poker® xD cabinets to address a segment of the casino floor we have little presence in. We believe that as the economy improves and gaming operators see meaningful improvements in their profitability and cash flows, they will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict when this will occur or the rate of increase in their capital budgets.

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

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions or licensing deals that can extend our presence and product lines, increase our distribution channels, enhance our intellectual property portfolio and expand our earnings potential; and, when appropriate, repurchase shares in the open market or in privately negotiated transactions. For the six months ended December 31, 2012, our research and development spending increased $6.2 million compared to the prior year and we spent $32.9 million on property, plant and equipment and $38.6 million on additions to gaming operations equipment, and we funded approximately $5.0 million of common stock repurchases. We also had $25.0 million net borrowings on our credit facility and had $85.0 million long-term debt outstanding at December 31, 2012.

Product Sales

Product sales revenue includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, parts and conversion kits (including game theme, hardware or operating system conversions). In July 2011, we sold our Systems In Progress GmbH subsidiary (“SiP”). This subsidiary was immaterial to our Condensed Consolidated Financial Statements. In fiscal 2011, we also notified our customers that we were winding down the support for our Bluebird gaming machines with no new game content available after July 1, 2012, but we would continue to service and supply replacement parts through July 2015. We derive product sales revenue from the sale of the following:

•	Multi-line, multi-coin video gaming machines, in our Bluebird, Bluebird2, Bluebird2e and Bluebird xD branded gaming machines;

•	Mechanical reel-spinning gaming machines in our Bluebird, Bluebird2, Bluebird2e and Bluebird xD branded gaming machines;

•	Replacement parts and game theme conversion kits for our Bluebird, Bluebird2, Bluebird2e, Bluebird xD, Twinstar™, Twinstar2, Helios™ and CPU-NXT and CPU-NXT2 operating system upgrade kits; and

•	Used gaming machines manufactured by us or our competitors that are acquired on a trade-in basis or that we previously leased to casinos as participation gaming machines.

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

Gaming Operations

We earn revenues from leasing gaming machines and VLTs to casinos and other licensed gaming machine operators under operating leases; operating an online gaming site, offering non-wagering social games on Facebook, offering our games on third-party online gaming platforms that are interoperable with our game servers; selling select WMS games that have been ported to operate on mobile devices and PC’s; we earn revenues from placing our networked gaming system and applications, which is a system that links groups of networked-enabled gaming machines to a server in the casino data center; and earn royalties that we receive from third parties under license agreements to use our game content and intellectual property.

Our gaming operations include the following product lines:

•

Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the casino’s net win, which is the casino’s earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees; or (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee plus a percentage of the amount wagered. We have the ability to lease these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Participation games include:

•	Wide-area progressive (“WAP”) participation games;

•	Local-area progressive (“LAP”) participation games; and

•	Stand-alone participation games.

•	Casino-owned daily fee games, where the casino or gaming machine operator purchases the base gaming machine and pays a lower daily lease fee for the top-box and game;

•	Gaming machines and VLT’s placed at casinos and other licensed gaming machine operators under operating lease arrangements;

•	Revenues from licensing our game content and intellectual properties to third parties;

•

Revenues from our online gaming casino in the United Kingdom, which was launched in November 2010, and beginning in fiscal 2012 revenues from our Lucky Cruise™ non-wagering social game on Facebook and in July 2012, our Jackpot Party Social Casino on Facebook, revenues from the sale of select WMS games that have been ported to operate on mobile devices, revenues from the retail sales of CD’s containing WMS games or direct downloads of WMS games from internet distributors and revenues when an online player uses a WMS or Jadestone game on one of our customers’ online gaming sites; and

•

Beginning in June 2011, networked gaming revenues where the casinos or other gaming machine operators use our WAGE-NET networked gaming system to link groups of gaming machines to remote servers in their locations that allows casinos and other gaming machine operators to purchase new applications and system-wide features for distribution over the WAGE-NET system. Also in the June 2011 quarter, we received the first regulatory approval of our WAGE-NET networked gaming system, the first family of portal applications, the Ultra Hit Progressive (“UHP”) family, and the first game in the UHP family, the Jackpot Explosion theme, and since then we have received additional approvals for these products and other networked gaming products in other gaming jurisdictions. At December 31, 2012, we had approximately 2,100 networked gaming machines functioning, primarily on a non-trial basis, at approximately 100 casino properties globally.

OUR FOCUS

We continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new and expansion projects currently in process in calendar 2013, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty.

As we navigate these macroeconomic challenges, we focused on four key strategic priorities: 1) Continue to grow our installed participation product base and improve our daily average revenue; 2) Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games, game content and products for our customers worldwide; 3) Invest in the establishment, development and operation of our interactive gaming products and services; and 4) Drive margin improvements:

1.	Strategic Priority: Continue to grow our installed participation product base and improve our daily average revenue:

Quarter Ended December 31, 2012, Result: During the quarter ended December 31, 2012, our average installed base of participation gaming machines decreased 1.0% over the quarter ended December 31, 2011 while, at December 31, 2012, our total installed participation footprint grew 3.7% to 9,624 units compared to 9,282 units at December 31, 2011. Our average revenue per day declined 5.5% in the December 2012 quarter from the December 2011 quarter to $63.89. Our focus in fiscal 2013 is to increase the percentage of the installed base that are coin-in gaming machines as they generate the highest profit of our three lease models and to convert a portion of our installed base from Bluebird gaming machines to Bluebird2, Bluebird xD and our new Gamefield xD gaming machines. The percentage of coin-in gaming machines in our installed base was 36.7% of the installed base at December 31, 2012, compared to 38.6% of the installed base at December 31, 2011. The coin-in gaming machines decrease was in our non-WAP gaming machines as our WAP installed base was 3,330 units at December 31, 2012 compared to 2,971 units at December 31, 2011. We have successfully converted approximately 70% of the participation installed base to Bluebird2 and Bluebird xD gaming machines, although this required a higher capital investment over the last two years. We invested $38.6 million in gaming operations capital in the six months ended December 31, 2012 and $35.6 million in six months ended December 31, 2011. We expect that the amount of capital invested in gaming operations will decline modestly for the next two years as a lower amount of capital spent on our participation gaming machines will be partially offset by increased capital spent on gaming machines for operating leases as we expect a portion of the new VLT market in Illinois will be conducted through operating leases. In fiscal 2011 and the first half of fiscal 2012, we experienced delays in launching new products due to the new technologies we were imbedding in our participation products and as a result of not having as many new participation game themes approved, some of our older game theme performance lagged resulting in a higher level of removals of participation gaming machines, which caused a reduction in the installed base. We expect that with an anticipated increase in participation game themes that our installed base will grow in the balance of fiscal 2013 and continue to grow in fiscal 2014.

2.	Strategic Priority: Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games, game content and products for our customers worldwide.

Quarter Ended December 31, 2012, Result: The replacement cycle for gaming machines has been abnormally low for several years and the challenges facing our industry and the overall global economy have continued, all of which have reduced overall industry demand for gaming machines from previous levels. We believe capital budgets for replacing gaming machines were relatively flat for calendar 2010 and 2011 and increased modestly in 2012. We believe demand from new casino openings and casino expansions declined from fiscal 2010 to fiscal 2011 but grew in fiscal 2012. We expect new unit demand from new casino openings and expansions to be lower in fiscal 2013 than in fiscal 2012 but that replacement demand will increase due to the Canadian provincial lotteries beginning to replace their existing VLTs and the opening of the new VLT market in Illinois. The average selling price on a VLT is lower than a Class III gaming machine. In this challenging environment, our December 2012 new unit shipments on which we recognized revenue were up 0.2% from the prior-year period due to the increase in VLT demand more than offsetting the decline in Class III gaming machine demand. International new unit shipments accounted for 42.8% of global shipments in the December 2012 quarter, compared with 43.1% for the December 2011 quarter. Overall, international new unit shipments increased in fiscal 2011 but shrank in fiscal 2012, as in fiscal 2011 the growth in Mexico and New South Wales, Australia and Singapore coupled with modest growth in Asia and Latin America, more than offset lower shipments to Europe, which remains impacted by the challenging economic environment. In fiscal 2012, demand from Mexico and New South Wales, Australia abated due to unique circumstances in each country and demand from Europe continued to be lower. Demand from Mexican customers was lower following government enforcement actions at certain casinos in Mexico that began in the September 2011 quarter and demand from Australian customers was lower as they await enablement of new national versus state gaming standards. Revenues from customers in Argentina were lower in the six months ended December 31, 2012 as government authorities modified rules related to importing product. We expect international demand in fiscal 2013 to be flat with fiscal 2012. Also, we believe the higher-priced Bluebird2, Bluebird xD and Bluebird2e units had an impact on the unit volume customers were able to buy with fixed capital budgets. We are still preparing to launch our products in the new VLT market in Italy in the future. Although much effort is still needed before the first revenue-earning WMS gaming machines are placed in Italy, we will have additional development work to complete as a result of new requirements that the regulator has mandated in Italy that will be effective after a transition period. In addition, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives.

To further diversify our revenue streams, we directly entered the Class II and central determinant market in fiscal 2010 following expiration of our previous licensing agreements for those markets. We shipped our first gaming machines to a

Class II market in the September 2009 quarter, and we have continued to penetrate this market in subsequent quarters. In June 2012, we received approval of a CPU-NXT2-based operating system on our Bluebird2 cabinet for the Class II markets and shipped our first gaming machines operating on this new system in the June 2012 quarter. We expect that shipments to these markets in fiscal 2013 and 2014 will exceed shipments in fiscal 2012.

We launched our Bluebird xD gaming machine late in the June 2010 quarter and, given customer response, we achieved strong demand for this product throughout fiscal 2012 and 2011. For the three months ended December 31, 2012, Bluebird xD gaming machines accounted for 26.3% of our global new unit sales which compares to 33.6% in the three months ended December 31, 2011. We launched an enhanced version of our Bluebird2 product, the Bluebird2e cabinet with an emotive lighting feature in the March 2012 quarter. During the December 2012 quarter, the majority of the global Bluebird2 product line new unit sales were Bluebird2e units and we would expect this to also occur in future periods. We launched our Bluebird2-lite cabinet in the September 2012 quarter which is a lower cost cabinet for select international markets. We expect to launch our new gaming cabinet, Blade, using the latest version of our operating system software, CPU-NXT3, in the March 2013 quarter.

We are dependent, in part, on innovative new products, casino openings and expansions, continued market penetration and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in the three months ended December 31, 2012, such expenses totaled 17.0% of revenues or $26.7 million compared to 14.6% or $23.7 million in the prior-year period. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Strategic Priority: Invest in the establishment, development and operation of our interactive gaming products and services.

Quarter Ended December 31, 2012, Result: In the December 2010 quarter, we launched a business-to-consumer, online casino website for residents in the United Kingdom, although we did not begin to market the site until February 2011. Our Jackpotparty.com online casino offers a variety of our popular slot games and certain card and table games. The success of our gaming content, technology foundation and interactive capabilities allows us to provide online capabilities to consumers in other jurisdictions primarily on a business-to-business (“B2B”) basis. In the United States, the States of Nevada and Delaware have adopted legislation to legalize certain forms of online gaming and federal legislators and certain other state legislators and governments in Canada and Europe have legalized or are considering legalizing certain forms of online gaming, which, if passed, could expand our revenue opportunities depending on the type of online gaming approved. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. In fiscal 2012, we began earning revenues from our Lucky Cruise non-wagering social game on Facebook and revenues from the sale of select WMS games that have been ported to operate on mobile devices and PC’s. We further expanded our online, social, casual and mobile gaming presence through the acquisitions of Jadestone and Phantom for $33.6 million in late fiscal 2012. We paid $16.4 million at closing, $0.5 million in the September 2012 quarter and $2.1 in the December 2012 quarter, and have additional consideration of a maximum of $14.6 million in the future for both acquisitions. These acquisitions individually and in the aggregate were not material to our Condensed Consolidated Financial Statements. Additionally, in fiscal 2012 we entered into an agreement to provide an end-to-end B2B online casino site in Belgium in collaboration with Groupe Partouche and early fiscal 2013 we created a strategic alliance with Dragonfish, the independent B2B division of 888 Holdings plc, that expands our B2B online product offering in the United States with one of the world’s leading online poker solutions. In July 2012, we launched Jackpot Party Social Casino on Facebook, which enhanced our revenue earning opportunities. We will focus on the revenue growth, development and market efficiencies of our worldwide online, social, casual and mobile gaming products and services to optimize the benefits of our interactive products and services for casino operators and their players.

4.	Strategic Priority: Drive Margin Improvements.

Quarter Ended December 31, 2012, Result: Our operating margin decreased 850 basis points to 4.4% for the quarter ended December 31, 2012, from 12.9% for the prior-year period.

Our research and development costs increased as a percentage of revenues to 17.0% in the quarter ended December 31, 2012 from 14.6% of revenues in the quarter ended December 31, 2011 and in total increased $3.0 million, or 12.7%, over the prior year period. The increase is primarily caused by higher development costs to re-engineer and re-purpose our library of slot gaming content for distribution as our interactive products and services, the impact of the Phantom EFX and Jadestone acquisitions in the June 2012 quarter, along with an increase in spending for our innovative new casino gaming products. Our selling and administrative expenses increased as a percentage of revenue to 24.1% in the quarter ended December 31, 2012 from 20.5% of revenues in the quarter ended December 31, 2011 and in total increased by $4.7 million, or 14.2%, over the prior year. The increase is primarily caused by $2.5 million of expenses related to our recently announced sales transaction, the increase in online marketing costs to expand the player base for interactive products and services, the impact of the Phantom EFX and Jadestone acquisitions in the June 2012 quarter and the incremental expenses related to our implementation of an upgraded enterprise-wide ERP system partially offset by ongoing cost savings initiatives. Our depreciation and amortization expense increased as a percentage of revenue to 18.4% in the quarter ended December 31, 2012 from 13.1% of revenues in the quarter ended December 31, 2011 and increased $7.8 million, or 36.8%, over the prior year due to the higher level of capital spent in fiscal 2011 and 2012 to upgrade the installed base of our participation gaming machines to new Bluebird2 and Bluebird xD gaming machines, depreciation on a new facility that was placed in service in August 2012, depreciation on capitalized costs related to an upgrade of our Oracle ERP system as we have now gone live with the new system and from amortization of finite-lived intangible assets from our two acquisitions in the June 2012 quarter. By driving margin improvements in future periods, we believe we will be able to increase net income and generate the necessary capital to fund the other elements of our business strategy.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of our critical accounting policies and estimates, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and Note 2. “Principal Accounting Policies – Revenue Recognition” to the Consolidated Financial Statements included in that report. We have not made any changes in critical accounting policies and estimates during the three months or six months ended December 31, 2012.

RESULTS OF OPERATIONS

Recent Developments

On January 30, 2013, WMS Industries Inc. (“WMS”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Scientific Games Corporation (“Scientific Games”), Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games, and SG California Merger Sub, Inc., a wholly owned subsidiary of Scientific Games (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into WMS, with WMS surviving as a wholly owned subsidiary of Scientific Games (the “Merger”). The Merger Agreement was unanimously approved by our Board of Directors. At the effective time of the Merger, each share of WMS’ common stock issued and outstanding immediately prior to such time, other than our treasury shares, shares owned by Scientific Games or Merger Sub, and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will be automatically cancelled and converted into the right to receive $26.00 in cash, without interest, on the terms and subject to the conditions set forth in the Merger Agreement. Following consummation of the Merger, our stock will be delisted from the New York Stock Exchange.

Consummation of the Merger is subject to customary conditions, including without limitation (i) approval of the Merger Agreement by WMS’ stockholders, (ii) expiration or early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, and (iii) receipt and effectiveness of specified licenses, permits, and other approvals, issued by certain governmental authorities in relation to our gaming operations. At this time, we expect to consummate the Merger by the end of 2013. The Merger Agreement contains certain limitations on the operations of WMS during the period prior to the effective time of the Merger, including a prohibition on share repurchases by the Company.

In late October 2012, superstorm Sandy struck New Jersey, New York, Connecticut and several other east coast states causing substantial damage and power outages to the areas. While within a week our customers re-opened their casinos, we currently expect the aftermath of superstorm Sandy to reduce casino visitation in Atlantic City, New Jersey and other affected casinos, which may negatively impact demand for new gaming machines and the revenue per day for our participation gaming machines for future months.

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

The following table summarizes the detail of the charges recorded in the six months ended December 31, 2011 (in millions, except per diluted share amounts):

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

The six-month period ended December 31, 2011, includes $14.0 million of pre-tax charges, or $0.17 per diluted share, which includes $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities, and $4.3 million pre-tax, or $0.05 per diluted share, of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico, which was partially offset by a $0.7 million, or $0.01 per diluted share, pre-tax reduction in the reserve for bad debts related to government enforcement actions at certain casinos in Mexico in the three-month period ended June 30, 2012.

Three Months Ended December 31, 2012 compared to Three Months Ended December 31, 2011

Below are our Revenues and Operating Margins and Key Performance Indicators for the three months ended December 31, 2012 and 2011. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Three Months Ended December 31,		Increase/ (Decrease)
	2012	2011	2012 vs. 2011
			Variance
			Dollar	%
Product Sales Revenues:
New gaming machine sales revenues	$75.6	$79.1	$(3.5)	(4.4)
Other product sales revenues	9.2	18.4	(9.2)	(50.0)

Total product sales revenues	$84.8	$97.5	$(12.7)	(13.0)

Average sales price per new unit	$15,558	$16,325	$(767)	(4.7)
New unit shipments to the U.S. and Canada	2,778	2,759	19	0.7
New unit shipments to International markets	2,080	2,087	(7)	(0.3)

Total new units on which revenue was recognized	4,858	4,846	12	0.2
Used units shipments	924	1,575	(651)	(41.3)

Total units shipments	5,782	6,421	(639)	(10.0)

Conversion kit units sales	1,390	5,000	(3,610)	(72.2)
Cost of product sales	$43.2	$48.7	$(5.5)	(11.3)
Gaming Operations Revenues:
Participation revenues	$54.6	$58.4	$(3.8)	(6.5)
Interactive products and services revenues	13.0	1.2	11.8	nm
Other gaming operations revenues	5.1	5.1	0.0	0.0

Total gaming operations revenues	$72.7	$64.7	$8.0	12.4

Installed base of participation units at period end	9,624	9,282	342	3.7

	Three Months Ended December 31,		Increase/ (Decrease)
	2012	2011	2012 vs. 2011
			Variance
			Dollar		%
Average installed participation units	9,281	9,376	(95)		(1.0)
Average daily revenue per participation unit	$63.89	$67.62	$(3.73)		(5.5)
Cost of gaming operations	$13.7	$14.4	$(0.7)		(4.9)
Total revenues	$157.5	$162.2	$(4.7)		(2.9)
Total operating income	$7.0	$21.0	$(14.0)		(66.7)
Total operating margin	4.4%	12.9%	(850	)bp	(65.9)
Net income	$4.3	$16.1	$(11.8)		(73.3)
Earnings Per Share:
Basic	$0.08	$0.29	$(0.21)		(72.4)
Diluted	$0.08	$0.29	$(0.21)		(72.4)

bp	basis points

Revenues

Total revenues for quarter ended December 31, 2012, decreased 4.7% or $2.9 million, compared to the December 31, 2011 quarter, reflecting:

•	A $3.5 million, or 4.4%, decrease in new unit sales revenue as a result of:

•	A 12 unit, or 0.2%, increase in new units sold as:

•

New units sold in the United States and Canada totaled 2,778 units, an increase of 0.7%, in the December 2012 quarter. Replacement units shipped to U.S. and Canadian customers increased 10.6% over the prior-year period to 2,434 units, while new gaming machine sales for new casino openings and expansions totaled 344 units compared to approximately 600 units in the December 2011 quarter. Sales of Bluebird xD units accounted for 26.3% of new units sold in the December 2012 quarter and 33.6% of new units sold in the December 2011 quarter.

•

International new units sold decreased 0.3% from the prior year to 2,080 units, and represented 42.8% of global shipments compared to 43.1% in the December 2011 quarter reflecting continued low demand in Europe, lower demand in New South Wales, Australia as operators await implementation of new national gaming standards and lower revenues in Argentina as government authorities modified rules related to importing product.

•

A 4.7% decrease in the average selling price of new gaming machines to $15,558, principally reflecting the mix impact and lower average selling prices associated with VLTs and the new Bluebird2-lite cabinet for select international markets, as well as the impact of the competitive marketplace and our current line-up of gaming cabinets being amongst the oldest in the industry.

•

A $9.2 million, or 50.0%, decrease in other product sales revenues, reflecting lower conversion kit sales revenue compared to the year-ago period and lower used gaming machine revenues as a result of a smaller number of trade-in units accepted that translated into a smaller number of unit sales than the year-ago period as:

•	We earned revenue on approximately 1,390 conversion kits in the December 2012 quarter, compared to approximately 5,000 conversion kits in the prior-year period; and

•

We sold 924 used gaming machines at a lower average price during the December 2012 quarter, compared to 1,575 used gaming machines in the prior-year period. The average sales price of used gaming machines decreased in the December 2012 quarter principally reflecting a smaller number of trade-in units accepted which translated into a smaller number of unit sales at slightly lower prices than in the December 2011 quarter.

•	Participation revenues were down $3.8 million, or 6.5%, due primarily to:

•

The average installed base of participation gaming machines in the December 2012 quarter decreased slightly year over year. We were able to increase the installed base by December 31, 2012, up 342 units from December 31, 2011.

•

Overall average revenue per day decreased by $3.73, or 5.5%, from the prior year principally reflecting lower average revenue per day in our percentage of coin-in gaming machines due to product performance and the competitive marketplace.

•

An $11.8 million increase in interactive products and services revenue, primarily reflecting the July 2012 launch of our Jackpot Party Social Casino on Facebook and continued growth in the UK online gaming revenues.

•	Other gaming operations revenue was flat year over year.

We expect to generate modest revenue growth in fiscal 2013 and fiscal 2014 as we increase our global market penetration due to the popularity of our products, launch new products and gaming cabinets, expand market distribution opportunities, grow our participation installed base through the introduction of new and innovative participation games and increase revenues from our interactive products and services and networked gaming operations. Likewise in fiscal 2013 and 2014, we expect modest improvements in lowering the cost of our gaming machines resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools to improve quality and eliminate waste, improved results from our strategic sourcing initiatives and the benefits from ongoing efforts to level the production schedule throughout each quarter, which will be partially offset by the impact of higher VLT sales which have a lower average selling price than our Class III gaming machines.

Our cost of product sales and cost of gaming operations may not be comparable to other companies as they exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item, and distribution expenses included in the selling and administration line item (in millions of dollars):

	Three Months Ended December 31,		Increase/ (Decrease)
	2012	2011	Dollar	Percent
Depreciation and amortization
Cost of Product Sales	$2.1	$1.4	$0.7	50.0%
Cost of Gaming Operations	17.8	13.1	4.7	35.9
Distribution expenses	5.8	6.2	(0.4)	(6.5)

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended December 31,		Increase/ (Decrease)
	2012	2011	Amount		%
Costs and Expenses:
Cost of product sales	$43.2	$48.7	$(5.5)		(11.3)%
As a percentage of product sales revenues	50.9%	49.9%	100	bp	2.0
Cost of gaming operations	13.7	14.4	(0.7)		(4.9)
As a percentage of gaming operations revenues	18.8%	22.3%	(350	)bp	(15.7)
Research and development expense	26.7	23.7	3.0		12.7
As a percentage of total revenues	17.0%	14.6%	240	bp	16.4
Selling and administrative expense	37.9	33.2	4.7		14.2
As a percentage of total revenues	24.1%	20.5%	360	bp	17.6
Depreciation and amortization expense	29.0	21.2	7.8		36.8
As a percentage of total revenues	18.4%	13.1%	530	bp	40.5

Total costs and expenses	$150.5	$141.2	$9.3		6.6%

Cost of product sales was $43.2 million, or 50.9% of product sales revenues, for the December 2012 quarter, compared to $48.7 million, or 49.9% of product sales revenues, for the prior-year period. The December 2012 quarter reflects: lower cost of VLTs, lower per unit costs due to our strategic sourcing, supply chain and other continuous improvement initiatives and lower used gaming machine and conversion kit sales.

Cost of gaming operations was $13.7 million, or 18.8% of gaming operations revenues, for the December 2012 quarter, compared to $14.4 million, or 22.3% of gaming operations revenues for the prior-year period. The December 2012 quarter primarily reflects: the higher mix of lower costs revenues from interactive products and services and a more favorable jackpot expense experience on wide-area progressive games; while improving year over year as a percent of gaming operations revenues.

Research and development expenses increased 12.7% to $26.7 million in the December 2012 quarter, compared to $23.7 million in the prior-year period. The year-over-year increase reflects:

•	Higher development costs for our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio; and

•	Increase in spending for our interactive products and services including the impact of the two acquisitions in the June 2012 quarter; partially offset by

•	Decreased payroll-related costs associated with headcount decreases coupled with cost containment measures on non-payroll related costs.

Selling and administrative expenses increased 4.7%, or $14.2 million, to $37.9 million in the December 2012 quarter, compared to $33.2 million in the prior-year period while increasing by 360 basis points as a percentage of revenues to 24.1%. The year-over-year increase reflects:

•	Increased spend in our online marketing costs to expand the player base for interactive products and services;

•	Incremental costs for our networked gaming and interactive products and services including the impact of the two acquisitions in the June 2012 quarter;

•	Incremental expenses related to our implementation of an upgraded enterprise-wide ERP system; and

•	Increased expenses of $2.5 million related to our recently announced sales transaction; partially offset by

•	Decreased payroll-related costs associated with headcount decreases coupled with cost containment measures on non-payroll related costs.

Depreciation and amortization expense increased by $7.8 million, or 36.8%, to $29.0 million in the December 2012 quarter, compared to $21.2 million in the prior-year period. The increase in depreciation and amortization expense reflects increased capital spending on gaming operations equipment throughout fiscal 2011 and 2012 and the September 2012 quarter to upgrade our installed base of participation gaming machines to Bluebird2 and Bluebird xD gaming machines, depreciation for a new facility that was placed in service in August 2012, amortization of finite-lived intangible assets from our two acquisitions in the June 2012 quarter and depreciation on the upgraded enterprise-wide ERP system which we placed in service in October 2012.

Operating Income and Operating Margin

Our operating income decreased by $14.0 million, or 66.7%, in the December 2012 quarter on a 2.9% decrease in total revenues. Our operating margin of 4.4% represented an 850-basis point decrease over the 12.9% operating margin achieved in the prior-year period. This decrease reflects:

•	$11.8 million of lower profit after subtracting cost of product sales and cost of gaming operations from product sales revenues and gaming operations revenues, respectively;

•	$7.8 million of higher depreciation and amortization expense;

•	$4.7 million of higher selling and administrative costs; and

•	$3.0 million of higher research and development costs, all as discussed above.

Interest Expense

We incurred interest expense of $1.0 million and $0.4 million, net of amounts capitalized for construction-in-progress, in the quarters ended December 31, 2012 and 2011, respectively.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net was income of $3.9 million and $4.2 million for the quarters ended December 31, 2012 and 2011, respectively.

Income Taxes

The estimated effective income tax rates were approximately 56.5% and 35.0% for the quarters ended December 31, 2012 and 2011, respectively.

The December 2012 quarter estimated effective tax rate in comparison to the December 2011 quarter effective tax rate reflects:

•	A lower estimated annualized domestic manufacturing deduction;

•	A decrease in estimated annual pre-tax income compared to the December 2011 quarter;

•	No U.S. Federal research and development tax credit in the December 2012 quarter, compared to a research and development tax credit, net of $0.7 million in the December 2011 quarter; and

•	A non-U.S. tax charge of $2.0 million in the December 2012 quarter.

The December 2011 quarter estimated effective tax rate in comparison to the December 2010 quarter effective tax rate of 35.9% reflects:

•	A higher estimated domestic manufacturing deduction of $1.4 million;

•	A decrease in estimated pre-tax income compared to fiscal 2010; and

•	An estimated reduction of the effective tax rate by $0.1 million due to the research and development tax credit, which was not in effect in the prior year period; partially offset by

•	A decrease in the estimated impact of other permanent tax items in the first quarter of $1.5 million.

At June 30, 2012, no deferred income tax provision had been recorded for United States Federal taxes related to approximately $39.3 million of undistributed net earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs. We have approximately $28.9 million of cash and cash equivalents in our international subsidiaries at December 31, 2012, and we believe we could readily convert such cash to other currencies including United States Dollars, although based on current banking and governmental regulations we cannot repatriate all of this cash, including approximately $15.3 million of cash and cash equivalents in Argentina.

We believe the impact of not being able to fully repatriate this cash and cash equivalents on the overall liquidity of the Company is immaterial, as at December 31, 2012, we had $72.8 million of unrestricted cash and cash equivalents (which includes the $28.9 million of foreign-based cash), and our annual cash flow from operations was $156.8 million in fiscal 2012 and $71.2 million for the six months ended December 31, 2012. In addition, we have access to our new $400 million amended and restated revolving credit facility that we entered into in October 2011 that expires in five years of which only $85.0 million was borrowed at December 31, 2012, and, if necessary, could access additional debt or equity offerings.

Earnings Per Share

The decrease in earnings per share in the December 2012 quarter is attributable to the decrease in net income for the quarter, largely related to lower revenues and higher expenses; partially offset by a lower number of diluted shares outstanding as a result of our share repurchases over the last twelve months. Diluted earnings per share decreased 72.4% to $0.08 for the quarter ended December 31, 2012, from $0.29 for prior-year period. The share repurchases over the last twelve months did not materially impact the December 2012 quarter earnings per share.

Six Months Ended December 31, 2012 compared to Six Months Ended December 31, 2011

Below are our Revenues and Operating Margins and Key Performance Indicators for the six months ended December 31, 2012 and 2011. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Six Months Ended December 31,		Increase/ (Decrease)
	2012	2011	2012 vs. 2011
			Variance
			Dollar	%
Product Sales Revenues:
New gaming machine sales revenues	$136.4	$144.0	$(7.6)	(5.3)
Other product sales revenues	36.4	40.6	(4.2)	(10.3)

Total product sales revenues	$172.8	$184.6	$(11.8)	(6.4)

Average sales price per new unit	$15,766	$16,440	$(674)	(4.1)
New units shipments to the U.S. and Canada	5,231	5,289	(58)	(1.1)
New units shipments to International markets	3,418	3,475	(57)	(1.6)

Total new units on which revenue was recognized	8,649	8,764	(115)	(1.3)
Used units shipments	2,584	4,047	(1,463)	(36.2)

Total units shipments	11,233	12,811	(1,578)	(12.3)

	Six Months Ended December 31,		Increase/ (Decrease)
	2012	2011	2012 vs. 2011
			Variance
			Dollar		%
Conversion kit unit sales	3,790	10,500	(6,710)		(63.9)
Cost of product sales	$84.5	$91.5	$(7.0)		(7.7)
Gaming Operations Revenues:
Participation revenues	$111.6	$121.7	$(10.1)		(8.3)
Interactive products and services revenues	22.5	1.9	20.6		nm
Other gaming operations revenues	9.7	9.6	0.1		1.0

Total gaming operations revenues	$143.8	$133.2	$10.6		8.0

Installed base of participation units at period end	9,624	9,282	342		3.7
Average installed participation units	9,392	9,488	(96)		(1.0)
Average daily revenue per participation unit	$64.58	$69.72	$(5.14)		(7.4)
Cost of gaming operations	$28.9	$28.7	$0.2		0.7
Total revenues	$316.6	$317.8	$(1.2)		(0.4)
Total operating income	$19.6	$24.5	$(4.9)		(20.0)
Total operating margin	6.2%	7.7%	(150	) bp	(19.5)
Net income	$13.6	$19.9	$(6.3)		(31.7)
Earnings Per Share:
Basic	$0.25	$0.36	$(0.11)		(30.6)
Diluted	$0.25	$0.35	$(0.10)		(28.6)

bp	basis points

Revenues

Total revenues for the six months ended December 31, 2012, decreased 0.4% or $1.2 million, compared to the six months ended December 31, 2011, reflecting:

•	A $7.6 million, or 5.3%, decrease in new unit sales revenue as a result of:

•	A 115 unit, or 1.3%, decrease in new units sold as:

•

New units sold in the United States and Canada totaled 5,231 units, a decrease of 1.1%, in the six months ended December 31, 2012. Replacement units shipped to U.S. and Canadian customers increased 9.5% over the prior-year period to 4,160 units due to higher VLT unit shipments, while new gaming machine sales for new casino openings and expansions totaled 1,071 units compared to approximately 1,530 units in the six months ended December 31, 2011. Sales of Bluebird xD units accounted for 28.5% of new units sold in the six months ended December 31, 2012 and 32.9% of new units sold in the six months ended December 31, 2011.

•

International new units sold decreased 1.6% from the prior year to 3,418 units, and represented 39.5% of global shipments compared to 39.7% in the prior period reflecting continued low demand in Europe, decreased industry demand in Mexico because of government enforcement actions that began in August 2011 against certain casinos, lower demand in New South Wales, Australia as operators await implementation of new national gaming standards and lower revenues in Argentina as government authorities modified rules related to importing product.

•

A 4.1% decrease in the average selling price of new gaming machines to $15,766, principally reflecting a higher mix of lower-priced video lottery terminals and the new Bluebird2-lite cabinet for select international markets, as well as the impact of the competitive marketplace and our current line-up of gaming cabinets being amongst the oldest in the industry.

•

A $4.2 million, or 10.3%, decrease in other product sales revenues, reflecting a decrease in conversion kit revenue, used game revenues and part sales revenues; partially offset by higher other revenues, including one-time VLT software game set revenues as:

•	We earned revenue on approximately 3,790 conversion kits in the six months ended December 31, 2012, compared to approximately 10,500 conversion kits in the prior-year period; and

•

We sold 2,584 used gaming machines at a higher average price in the six months ended December 31, 2012, compared to 4,047 used gaming machines in the prior-year period. The average sales price of used gaming machines increased in the six months ended December 31, 2012 principally reflecting sales of Bluebird2 units which are just beginning to enter the used market and have a higher market value than older used product.

•	Participation revenues were down $10.1 million, or 8.3%, due primarily to:

•

A 1.0% decrease, or 96 units, in the average installed base of participation gaming machines in the six months ended December 31, 2012 driven by the decline in performance of our installed base of gaming machines and the competitive marketplace. We were able to increase the installed base by December 31, 2012, up 342 units from December 31, 2011.

•

Overall average revenue per day decreased by $5.14, or 7.4%, principally reflecting lower average revenue per day in our percentage of coin-in gaming machines due to product performance and the competitive marketplace.

•

A $20.6 million increase in interactive products and services revenue, primarily reflecting the July 2012 launch of our Jackpot Party Social Casino on Facebook and continued growth in the UK online gaming revenues.

•

A $0.1 million, or 1.0%, increase in other gaming operations revenue, primarily reflecting higher incremental revenue from networked gaming solutions; partially offset by lower operating lease revenue and royalty revenues from licensing proprietary intellectual property and technologies.

Our cost of product sales and cost of gaming operations may not be comparable to other companies as they exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item, and distribution expenses included in the selling and administration line item (in millions of dollars):

	Six Months Ended December 31,		Increase/ (Decrease)
	2012	2011	Dollar	Percent
Depreciation and amortization
Cost of Product Sales	$4.1	$2.8	$1.3	46.4%
Cost of Gaming Operations	35.4	27.2	8.2	30.1
Distribution expenses	11.9	12.0	(0.1)	(0.8)

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Six Months Ended December 31,		Increase/(Decrease)
	2012	2011	Amount		%
Costs and Expenses:
Cost of product sales	$84.5	$91.5	$(7.0)		(7.7)%
As a percentage of product sales revenues	48.9%	49.6%	(70	)bp	(1.4)
Cost of gaming operations	28.9	28.7	0.2		0.7
As a percentage of gaming operations revenues	20.1%	21.5%	(140	)bp	(6.5)
Research and development expense	54.3	48.1	6.2		12.9
As a percentage of total revenues	17.2%	15.1%	210	bp	13.9
Selling and administrative expense	72.3	71.5	0.8		1.1
As a percentage of total revenues	22.8%	22.5%	30	bp	1.3
Impairment and restructuring charges	0.0	9.7	(9.7)		(100.0)
As a percentage of total revenues	0.0%	3.1%	(310	)bp	(100.0)
Depreciation and amortization expense	57.0	43.8	13.2		30.1
As a percentage of total revenues	18.0%	13.8%	420	bp	30.4

Total costs and expenses	$297.0	$293.3	$3.7		1.3%

Cost of product sales was $84.5 million, or 48.9% of product sales revenues, for the six months ended December 31, 2012, compared to $91.5 million, or 49.6% of product sales revenues, for the prior-year period. The six months ended December 31, 2012 reflects: progress on lowering the cost of product and the mix of business, coupled with lower costs due to a decrease in new gaming machines sold, partially offset by the additional cost of a one-time VLT software game set.

Cost of gaming operations was $28.9 million, or 20.1% of gaming operations revenues, for the six months ended December 31, 2012, compared to $28.7 million, or 21.5% of gaming operations revenues for the prior-year period. The six months ended December 31, 2012 primarily reflects the additional costs associated with interactive products and services, partially offset by the favorable WAP jackpot experience in the six months ended December 31, 2012.

Research and development expenses increased 12.9% to $54.3 million in the six months ended December 31, 2012, compared to $48.1 million in the prior-year period. The year-over-year increase reflects:

•	Higher development costs for our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio; and

•	Increase in spending for our interactive products and services, including the impact of the two acquisitions in the June 2012 quarter; partially offset by

•	Decreased payroll-related costs associated with headcount decreases coupled with cost containment measures on non-payroll related costs.

Selling and administrative expenses increased 1.1%, or $0.8 million, to $72.3 million in the six months ended December 31, 2012, compared to $71.5 million in the prior-year period while increasing by 30 basis points as a percentage of revenues to 22.8%. The year-over-year increase reflects:

•	Increased spend in our online marketing costs to expand the player base for interactive products and services;

•	Incremental costs for our networked gaming and interactive products and services, including the impact of the two acquisitions in the June 2012 quarter; and

•	Incremental expenses related to our implementation of an upgraded enterprise-wide ERP system;

•	Increased expenses of $2.5 million related to our recently announced sales transaction; partially offset by

•	$4.3 million of non-cash charges recorded in the six months ended December 31, 2011 to write-down receivables following government enforcement actions at certain casinos in Mexico; and

•	Decreased payroll-related costs associated with headcount decreases coupled with cost containment measures on non-payroll related costs.

The six months ended December 31, 2011 results include $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities.

Depreciation and amortization expense increased by $13.2 million, or 30.1%, to $57.0 million in the six months ended December 31, 2012, compared to $43.8 million in the prior-year period. The increase in depreciation and amortization expense reflects increased capital spending on gaming operations equipment throughout fiscal 2011 and 2012 and the three months ended September 30, 2012 to upgrade our installed base of participation gaming machines to Bluebird2 and Bluebird xD gaming machines, depreciation for a new facility that was placed in service in August 2012, amortization of finite-lived intangible assets from our two acquisitions in the June 2012 quarter and depreciation on the upgraded enterprise-wide ERP system which we placed in service in October 2012.

Operating Income and Operating Margin

Our operating income decreased by $4.9 million, or 20.0%, in the six months ended December 31, 2012 on a 0.4% decrease in total revenues. Our operating margin of 6.2% represented a 150-basis point decrease over the 7.7% operating margin achieved in the prior-year period. This decrease reflects:

•	$6.3 million of lower profit after subtracting cost of product sales and cost of gaming operations from product sales revenues and gaming operations revenues, respectively;

•	$13.2 million of higher depreciation and amortization expense; and

•	$6.2 million of higher research and development costs;

•	$0.8 million of higher selling and administrative costs; partially offset by

•	$9.7 million of lower impairment and restructuring costs, all as discussed above.

Interest Expense

We incurred interest expense of $1.7 million and $0.8 million, net of amounts capitalized for construction-in-progress, in the six months ended December 31, 2012 and 2011, respectively.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net was income of $6.3 million and $6.9 million in the six months ended December 31, 2012 and 2011, respectively.

Income Taxes

The estimated effective income tax rates were approximately 43.8% and 35.0% in the six months ended December 31, 2012 and 2011, respectively.

The six months ended December 31, 2012 estimated effective tax rate in comparison to the six months ended December 31, 2011 effective tax rate reflects:

•	A lower estimated annualized domestic manufacturing deduction;

•	A decrease in estimated annual pre-tax income compared to the six months ended December 2011;

•

No U.S. Federal research and development tax credit in the six months ended December 2012, compared to a research and development tax credit, net of $0.8 million in the six months ended December 2011; and

•	A non-U.S. tax charge of $2.0 million in the six months ended December 2012.

The six months ended December 31, 2011 estimated effective tax rate in comparison to the six months ended December 31, 2010 effective tax rate of 32.9% reflects:

•	A higher estimated domestic manufacturing deduction of $1.4 million;

•	A decrease in estimated pre-tax income compared to fiscal 2010;

•	An estimated reduction of the effective tax rate by $0.1 million due to the research and development tax credit, which was not in effect in the prior year period; partially offset by

•	A decrease in the estimated impact of other permanent tax items in the first quarter of $1.5 million.

Earnings Per Share

The decrease in earnings per share in the six months ended December 31, 2012 is attributable to the decrease in net income for the six months ended, largely related to lower revenues and higher expenses; partially offset by lower number of diluted shares outstanding as a result of our share repurchases over the last twelve months. Diluted earnings per share decreased 28.6% to $0.25 for the six months ended December 31, 2012, from $0.35 for prior-year period. The share repurchases over the last twelve months favorably impacted the six months ended December 31, 2012 earnings per share by $0.01.

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

New unit demand for new casino openings and casino expansion increased in fiscal 2012; however, we expect such demand to decrease in fiscal 2013. The macroeconomic challenges due to the economic crisis and the operational challenges that led to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012 and increased competition from our competitors has lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 than in fiscal 2011 and 2010. The macroeconomic challenges remained in the six months ended December 31, 2012, we generated slightly less revenue during that period than in the six months ended December 31, 2011.

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

•	Existing cash and cash equivalents;

•	Cash flows provided by operating activities; and

•

Debt capacity available under our $400 million amended and restated revolving credit facility that we entered into in October 2011 that expires in five years and, if necessary, additional debt or equity offerings.

Selected balance sheet accounts are summarized as follows (in millions):

	December 31, 2012	June 30, 2012	Increase / (Decrease)
			Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$87.8	$76.1	$11.7	15.4%
Total current assets(A)	474.0	452.3	21.7	4.8
Total assets	1,146.7	1,154.1	(7.4)	(0.6)
Total current liabilities(B)	115.6	170.8	(55.2)	(32.3)
Long-term debt	85.0	60.0	25.0	41.7
Stockholders’ equity	898.3	877.3	21.0	2.4
Net working capital (A) – (B)	358.4	281.5	76.9	27.3
Trailing-twelve month statistics:
Average days outstanding for total accounts and notes receivable(2)	184	204	(20)	(9.8)
Inventory turns(3)	3.3	3.5	(0.2)	(5.7)

(1)	Pursuant to various jurisdictional gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents and restricted cash include restricted cash of $15.0 million and $13.8 million as of December 31, 2012, and June 30, 2012, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.
(2)	Our average days outstanding for total accounts and notes receivable was less at December 31, 2012, in comparison to June 30, 2012, as the total accounts and notes receivable decreased by $42.7 million over that six month period and the trailing-twelve month revenue for the period ending December 31, 2012 slightly decreased by $1.3 million from the revenues in the trailing-twelve month period ended June 30, 2012.
(3)	Our inventory turns decreased at December 31, 2012, in comparison to June 30, 2012, due to seasonally lower new unit sales volume and the actual inventory balance increased by $2.4 million from June 30, 2012.

Our net working capital increased $76.9 million from June 30, 2012, and was primarily affected by the following components:

•

A decrease in current liabilities of $55.2 million, or 32.3%, to $115.6 million due to $28.1 million of lower other accrued liabilities primarily due to the timing of tax payments, lower accounts payable of $25.5 million and $1.6 million of lower accrued compensation and related benefits;

•	An increase in cash, cash equivalents and restricted cash of $11.7 million;

•

An increase in inventories of $2.4 million, or 4.5%, to $55.7 million from $53.3 million at December 31, 2012, due to higher raw materials and higher finished goods. Inventory turns were 3.3x at December 31, 2012, compared to 3.5x at June 30, 2012; and

•	A $7.6 million, or 2.4%, aggregate increase in current accounts and notes receivable and other current assets.

As described in Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto included in this report, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $64.9 million that are not recorded in our accompanying Condensed Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $87.8 million at December 31, 2012, inclusive of $15.0 million of restricted cash, and cash flow provided by operating activities will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to develop, license or acquire intangibles and other assets, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year. At December 31, 2012, we held approximately 74.2 million pesos, or $15.3 million, of cash and cash equivalents in Argentina. Currently, the Argentine government is imposing restrictions on currency movements that might make it costly or impossible to convert the pesos into U.S dollars and have those dollars leave the country. This creates a foreign currency risk in case of devaluation. We believe that we take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain uncertain. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. For fiscal 2013 and 2014, we expect cash flow provided by operating activities to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and as a result of amending and restating our revolving credit agreement in October 2011, we have access to our $400 million revolving credit facility through October 2016. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable

See Note 2. “Principal Accounting Policies – Accounts and Notes Receivable, Allowance for Doubtful Accounts and Bad Debt and Credit Quality of Notes Receivable” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

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

As we introduce new gaming machines that utilize new raw material parts, we reduce the quantity of raw material purchases for existing gaming machines based upon anticipated customer demand and expected end of life production and support of the global installed base of the existing gaming machines. Favorable customer acceptance in excess of estimated customer demand for the new gaming machines can result in excess quantities of raw materials being on-hand for the existing gaming machines. In the December 2008 quarter, we introduced the Bluebird2 gaming machine and the demand for this gaming machine exceeded our expectations, resulting in fewer Bluebird gaming machines being sold. In the March 2012 quarter, we introduced the new Bluebird2e product and in the September 2012 quarter we introduced the Bluebird2-lite cabinet; however, these products were an enhancement of the Bluebird2 product line using substantially all of the same parts. In the March 2013 quarter, we expect to introduce our new Blade cabinet, which continues to utilize elements of the internal componentry in the Bluebird2 and Bluebird2e cabinets. We seek to reduce excess raw materials through several strategies such as: (1) reselling them back to the supplier, (2) using them to maintain our installed base of leased gaming operations machines, (3) selling them to customers to support their existing gaming machines which are recorded as part sales, (4) using them to refurbish used gaming machines, (5) selling them to a third party or (6) scrapping them.

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventories. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. For the three months ended December 31, 2012, we recorded raw material and finished goods inventory write-downs totaling approximately $0.2 million compared to $0.9 million in the prior-year period and $0.8 million and $3.5 million for the six months ended December 31, 2012 and December 31, 2011, respectively.

Revolving Credit Facility

See Note 9. “Revolving Credit Facility” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

Common Stock Repurchase Program

See Note 10. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

Cash Flows Summary

Our cash is utilized to acquire materials for the manufacture of goods for resale, to pay payroll, operating expenses, interest, and taxes and to fund research and development activities, invest in gaming operations equipment, property, plant and equipment and license or acquire intangibles and other non-current assets from third parties and fund share repurchases. Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Six Months Ended December 31,		Change
	2012	2011	Dollar	Percent
Net cash provided by (used in):
Operating activities	$71.2	$65.7	$5.5	8.4%
Investing activities	(78.0)	(73.5)	(4.5)	(6.1)
Financing activities	18.5	(2.3)	20.8	nm
Effect of exchange rates on cash and cash equivalents	(1.2)	(1.3)	0.1	7.7

Net increase (decrease) in cash and cash equivalents	$10.5	$(11.4)	$21.9	192.1%

Operating activities: The $5.5 million increase in cash provided by operating activities in the six months ended December 31, 2012, compared to the six months ended December 31, 2011, resulted from:

•

A $15.1 million positive impact from $13.8 million increase of depreciation and amortization expense, a $0.7 million positive impact from lower tax benefits from deferred income taxes, a $0.4 million increase in share-based compensation and a $0.2 million impact from lower tax benefit from exercise of stock options;

•	A $4.5 million positive impact from a lower increase in the changes in operating assets and liabilities; partially offset by

•	A $7.8 million negative impact from a decrease from other non-cash items;

•	A $6.3 million negative impact from the decrease in net income.

Investing Activities: The $4.5 million increase in cash used by investing activities for the six months ended December 31, 2012, compared to the six months ended December 31, 2011, was primarily due to:

•	A $3.0 million increase in the amount invested in gaming operations machines, top-boxes and related equipment during the six months ended December 31, 2012 to $38.6 million;

•

A $1.8 million increase in the amount invested in property, plant and equipment during the six months ended December 31, 2012 to $32.9 million, as we continue to invest in facility expansion, higher spending on information technology, as well as investments in manufacturing tools and capitalized software development costs; partially offset by

•	A $0.3 million decrease in payments to develop, license or acquire long-term intangible and other non-current assets as we invested $6.5 million in the six months ended December 31, 2012.

Financing Activities: The $20.8 million increase in cash provided by financing activities for the six months ended December 31, 2012, compared to the six months ended December 31, 2011, was primarily due to:

•

Lower treasury stock purchases by $32.1 million in the six months ended December 31, 2012, as $5.0 million of treasury stock was repurchased compared to $37.1 million in the six months ended December 31, 2011; and

•	Lower debt issuance costs of $2.5 million related to our amended and restated credit facility; partially offset by

•	Lower net proceeds of $10.0 million from net borrowings under our revolving credit agreement in the six months ended December 31, 2012 compared to the prior six month period;

•	A $2.6 million increase in additional consideration related to acquisitions in the six months ended December 31, 2012; and

•	A $1.2 million decrease in cash received and tax benefits realized from exercised stock options.

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

We also have minimum guaranteed royalty payments amounting to $64.9 million at December 31, 2012 for intellectual property and technologies that are not recorded on our accompanying Condensed Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments.

Our obligations under these arrangements and under other contractual obligations at December 31, 2012, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$28.7	$6.2	$10.4	$3.6	$8.5
Royalty and license fee payments	64.9	7.5	35.8	21.6	—
Accrued WAP jackpot liability	10.7	10.7	—	—	—
Non-cancelable raw material purchase orders	6.7	6.7	—	—	—
Performance bonds	6.0	6.0	—	—	—
Additional consideration, including imputed interest, related to acquisitions	16.1	4.5	11.6	—	—
Payment of revolving credit facility (a)	85.0	—	—	85.0	—
Interest on long-term debt (a)	6.7	1.8	3.6	1.3	—
Other, including guaranteed minimums in employment agreements	19.8	9.3	7.1	1.6	1.8

Total	$244.6	$52.7	$68.5	$113.1	$10.3

(a)	Repayments of principal amounts of borrowings under the revolving credit facility on December 31, 2012 are assumed to occur at the end of term of our revolving credit agreement in October 2016. Interest on long-term debt assumes the amount of debt outstanding at December 31, 2012 remains outstanding thru the end of term and interest is based on the effective interest rate at December 31, 2012, which was 2.1%.

As of December 31, 2012, we had a liability for unrecognized income tax benefits of $4.1 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized income tax benefits. See Note 8. “Income Taxes” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, Self-Insurance and Product Warranty

See Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes. As of December 31, 2012, we had total debt outstanding of $85.0 million under the amended and restated revolving credit facility. The effective interest rate on our borrowings at December 31, 2012, was 2.1%. There have been no material changes in our assessment of sensitivity to market risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, we substantially completed an upgrade to our enterprise-wide Oracle ERP system from Oracle 11i to Oracle R12. The upgrade was subject to various testing and review procedures prior to and after execution. We have updated our internal controls over financial reporting, as necessary, to accommodate any modifications to our business processes or accounting procedures due to the ERP system upgrade. Management does not believe the ERP system upgrade will have an adverse effect on our internal controls over financial reporting. Other than the change described above, there have been no changes that have occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Information regarding reportable legal proceedings is contained in Item 3. “Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and Note 13. “Litigation” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

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

Our recently announced acquisition of WMS by Scientific Games Corporation may not be consummated.

It is not certain that WMS will be acquired by Scientific Games Corporation: (1) there is risk that the conditions to the closing of the merger will not be satisfied (including a failure of the WMS stockholders to approve, on a timely basis or otherwise, the merger or that the regulatory approvals required for the merger will not be not obtained, on a timely basis or otherwise, or are obtained subject to conditions that are not anticipated); (2) there could be litigation relating to the merger; (3) uncertainties exist as to the timing of the consummation of the merger and the ability of each of WMS and Scientific Games Corporation to consummate the merger; (4) other potential bidders may make competitive responses to the proposed merger; (5) Scientific Games Corporation may be unable to obtain, on a timely basis or otherwise, the necessary debt financing arrangements set forth in the commitment letters received in connection with the merger and (6) legislative, regulatory and economic developments may impact the ability of WMS and Scientific Games Corporation to consummate the merger. We can give no assurance that the conditions to the Merger will be satisfied.

Our business may be disrupted while the acquisition by Scientific Games Corporation is pending or if the acquisition is not consummated.

The proposed transaction may disrupt the current plans and operations of WMS. It may also impact our ability to retain and hire key personnel. We may incur unexpected costs, charges or expenses resulting from the merger. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the pending merger and some may be hesitant to do business with us in light of uncertainties about our ability to perform due to our recently announced pending acquisition by Scientific Games Corporation. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our financial results may be adversely affected. Furthermore, it may be difficult for us to retain and recruit employees in vital areas while the acquisition is pending or if it fails.

In the event our recently announced acquisition by Scientific Games Corporation is not consummated, the price of our stock may be affected.

Our closing stock price was $16.37 on January 30, 2013, and closed at $24.75 on January 31, 2013, after announcement of the acquisition. The increase in the stock price is primarily due to the premium to be paid related to the acquisition. In the event our previously announced acquisition by Scientific Games Corporation is not consummated, the price of our common shares may be adversely affected.

Our business in international markets is subject to political, market and financial risks.

We face risks associated with doing business in international markets related to political and economic instability, terrorist activity and foreign currency fluctuations. Unstable governments and terrorist activity may adversely affect the number of patrons visiting casinos, which in turn may reduce demand for our products and the financial ability of our casino customers to pay outstanding obligations. Changes in regulatory enforcement, treaties and legislation may affect the international gaming market with respect to gaming regulation, taxation, tariffs and import duties and the legality of gaming operations in some markets. Additionally, we may have increased costs in connection with complying with international laws. Also, foreign governments could impose restrictions on currency movements that might make it costly or impossible to transfer money to the U.S. In fiscal 2012, the governmental authorities in Argentina began limiting the exchange of pesos into dollars and the transfer of funds from Argentina. At December 31, 2012, we held approximately 74.2 million pesos, or $15.3 million, of cash and cash equivalents in our bank accounts in Argentina, up from 58.0 million pesos, or $12.8 million, at June 30, 2012. During the six months ended December 31, 2012, we were able to convert pesos to dollars and transferred $10.2 million to our U.S. bank accounts. This has been a dynamic situation and we continue to monitor it closely. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes” included in this report.

We substantially completed a major upgrade to our enterprise resource planning system (“ERP”), which process presents a number of significant operational risks.

From time to time, it becomes necessary for us to upgrade our ERP system and other management information systems which are critical to our operational, accounting and financial functions. During the six months ended December 31, 2012, we substantially completed a major upgrade to our enterprise-wide Oracle ERP system. While the upgrade is substantially complete, the implementation included system revisions, process modifications, integration with other systems, data verification, training of and adaption by our employees. This still continues and requires significant management attention and resources to support. The implementation of an upgrade of this significance carries certain risks, including the risks of inaccurate data or reporting and significant design errors that could have a negative effect on our operating results and impact our ability to manage our business. As a consequence, there is a risk that undetected deficiencies may exist currently and in the future and that they could constitute significant deficiencies.

Information technology failures or attacks on our computer systems and databases could have an adverse effect on our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
October 1, 2012 – October 31, 2012	—	$—	—	$148,157,235
November 1, 2012 – November 30, 2012	—	$—	—	148,157,235
December 1, 2012 – December 31, 2012	—	—	—	148,157,235

Total	—	$—	—	$148,157,235

(1)	See Note 10. “Stockholders’ Equity and Equity Compensation Plan” – Common Stock Repurchase Program” and Note 14. “Subsequent Events” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1	Amendment to Executive Employment Agreement, dated December 21, 2012, between WMS and Brian R. Gamache.

10.2	Amendment to Executive Employment Agreement, dated December 19, 2012, between WMS and Orrin J. Edidin.

10.3	Amendment to Executive Employment Agreement, dated December 19, 2012, between WMS and Scott D. Schweinfurth.

10.4	Amendment to Employment Agreement, dated December 7, 2012, between WMS Gaming Inc. and Ken Lochiatto.

10.5	Amendment to Employment Agreement, dated December 7, 2012, between WMS Gaming Inc. and Larry J. Pacey.

10.6	Amendment to Employment Agreement, dated December 7, 2012, between WMS Gaming Inc. and Kathleen J. McJohn.

10.7	WMS Industries Inc. Incentive Plan (2012 Restatement) dated December 6, 2012, incorporated by reference to Exhibit 99 to WMS’ Registration Statement on Form S-8 filed on December 14, 2012.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: February 7, 2013	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: February 7, 2013	By:	/s/ John P. McNicholas Jr.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1	Amendment to Executive Employment Agreement, dated December 21, 2012, between WMS and Brian R. Gamache.

10.2	Amendment to Executive Employment Agreement, dated December 19, 2012, between WMS and Orrin J. Edidin.

10.3	Amendment to Executive Employment Agreement, dated December 19, 2012, between WMS and Scott D. Schweinfurth.

10.4	Amendment to Employment Agreement, dated December 7, 2012, between WMS Gaming Inc. and Ken Lochiatto.

10.5	Amendment to Employment Agreement, dated December 7, 2012, between WMS Gaming Inc. and Larry J. Pacey.

10.6	Amendment to Employment Agreement, dated December 7, 2012, between WMS Gaming Inc. and Kathleen J. McJohn.

10.7	WMS Industries Inc. Incentive Plan (2012 Restatement) dated December 6, 2012, incorporated by reference to Exhibit 99 to WMS’ Registration Statement on Form S-8 filed on December 14, 2012.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document