Form 10-Q
period 2013-03-31
WMS INDUSTRIES INC /DE/
filed 2013-05-09
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,773,421 shares of common stock, $0.50 par value, were outstanding at May 2, 2013.

WMS INDUSTRIES INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended March 31, 2013 and 2012

(in millions of U.S. dollars and millions of shares, except per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
REVENUES:
Product sales	$98.2	$110.6	$271.0	$295.2
Gaming operations	79.7	65.4	223.5	198.6

Total revenues	177.9	176.0	494.5	493.8
COSTS AND EXPENSES:
Cost of product sales(1)	49.2	53.3	133.7	144.8
Cost of gaming operations(1)	14.8	12.6	43.7	41.3
Research and development	29.9	22.1	84.2	70.2
Selling and administrative	47.1	33.7	119.4	105.2
Depreciation and amortization(1)	31.7	23.1	88.7	66.9
Impairment and restructuring charges	0.0	0.0	0.0	9.7

Total costs and expenses	172.7	144.8	469.7	438.1

OPERATING INCOME	5.2	31.2	24.8	55.7
Interest expense	(1.0)	(0.4)	(2.7)	(1.2)
Interest income and other income and expense, net	3.2	2.6	9.5	9.5

Income before income taxes	7.4	33.4	31.6	64.0
Provision (benefit) for income taxes	(0.1)	11.3	10.5	22.0

NET INCOME	$7.5	$22.1	$21.1	$42.0

Earnings per share:
Basic	$0.14	$0.40	$0.39	$0.75

Diluted	$0.14	$0.40	$0.39	$0.75

Weighted-average common shares:
Basic common stock outstanding	54.7	55.2	54.6	55.7

Diluted common stock and common stock equivalents	55.1	55.5	54.8	56.0

(1)	Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:

Cost of product sales	$2.2	$1.5	$6.3	$4.3
Cost of gaming operations	$19.9	$14.6	$55.3	$41.8

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended March 31, 2013 and 2012

(in millions of U.S. dollars)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$7.5	$22.1	$21.1	$42.0
Foreign currency translation adjustment, net of taxes	(1.0)	1.3	3.1	(4.1)

Total comprehensive income	$6.5	$23.4	$24.2	$37.9

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions of U.S. dollars and millions of shares)

	March 31, 2013	June 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58.1	$62.3
Restricted cash and cash equivalents	11.1	13.8

Total cash, cash equivalents and restricted cash	69.2	76.1
Accounts and notes receivable, net of allowances of $8.1 and $6.9, respectively	316.4	282.8
Inventories	62.8	53.3
Other current assets	55.1	40.1

Total current assets	503.5	452.3
NON-CURRENT ASSETS:
Long-term notes receivable, net	79.5	122.3
Gaming operations equipment, net of accumulated depreciation and amortization of $266.6 and $227.1, respectively	124.3	115.7
Property, plant and equipment, net of accumulated depreciation and amortization of $168.0 and $142.0, respectively	239.7	226.7
Intangible assets, net	177.0	178.9
Deferred income tax assets	41.3	39.3
Other assets, net	20.3	18.9

Total non-current assets	682.1	701.8

TOTAL ASSETS	$1,185.6	$1,154.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$74.1	$84.8
Accrued compensation and related benefits	11.9	9.5
Other accrued liabilities	53.5	76.5

Total current liabilities	139.5	170.8
NON-CURRENT LIABILITIES:
Long-term debt	85.0	60.0
Deferred income tax liabilities	22.7	22.7
Other non-current liabilities	26.2	23.3

Total non-current liabilities	133.9	106.0
Commitments, contingencies and indemnifications (see Note 12)	0.0	0.0
STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized; none issued)	0.0	0.0
Common stock (200.0 shares authorized; 59.7 shares issued)	29.8	29.8
Additional paid-in capital	450.1	443.5
Treasury stock, at cost (4.9 and 4.9 shares, respectively)	(140.0)	(144.1)
Retained earnings	576.0	554.9
Accumulated other comprehensive loss	(3.7)	(6.8)

Total stockholders’ equity	912.2	877.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,185.6	$1,154.1

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions of U.S. dollars)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21.1	$42.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	73.7	56.8
Amortization of intangible and other non-current assets	26.6	20.4
Share-based compensation	12.1	11.5
Other non-cash items	4.0	11.9
Deferred income taxes	(4.0)	(2.9)
Tax benefit from exercise of stock options	(0.4)	(0.2)
Change in operating assets and liabilities	(41.2)	(32.9)

Net cash provided by operating activities	91.9	106.6
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(57.5)	(58.1)
Additions to property, plant and equipment	(47.7)	(47.9)
Payments to acquire or license intangible and other non-current assets	(10.2)	(9.3)

Net cash used in investing activities	(115.4)	(115.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under revolving credit facility	73.0	35.0
Repayments of borrowings under revolving credit facility	(48.0)	0.0
Purchase of treasury stock	(5.0)	(41.9)
Cash received from exercise of stock options and employee stock purchase plan	3.9	2.7
Additional consideration related to acquisitions	(2.6)	0.0
Tax benefit from exercise of stock options	0.4	0.2
Debt issuance costs	0.0	(2.5)

Net cash provided / (used) by financing activities	21.7	(6.5)
Effect of exchange rates on cash and cash equivalents	(2.4)	(1.0)

DECREASE IN CASH AND CASH EQUIVALENTS	(4.2)	(16.2)
CASH AND CASH EQUIVALENTS, beginning of period	62.3	90.7

CASH AND CASH EQUIVALENTS, end of period	$58.1	$74.5

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

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically, our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand or if gaming is permitted in a significant new jurisdiction. Operating results for the three and nine months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2013. For further information refer to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

We are a leading supplier of innovative gaming entertainment products and services worldwide. We design, develop, manufacture, distribute and market casino games and gaming machines, video lottery terminals (“VLTs”) and interactive gaming products and services. As regulated markets legalize interactive online gaming, we intend to enter and do business in those markets.

We generate revenues in two principal ways: product sales and gaming operations. In product sales, we sell to casinos and other gaming machine operators new and used gaming machines and VLTs, conversion kits (including game, hardware or operating system conversions) and parts. In gaming operations, we license our game content and intellectual property to third parties for distribution; we earn revenues from operating an online gaming site, offering non-wagering social games on Facebook®, offering our games on third-party online gaming platforms that are interoperable with our game servers and selling select WMS games that have been ported to operate on mobile devices and PC’s; we earn revenues from placing our networked gaming system and applications, which is a system that links groups of networked-enabled gaming machines to a server in the casino data center, and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators under operating leases where the lease payments are based upon: (1) a percentage of the casino’s net win, which is the earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees or; (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee and a percentage of the coin-in. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; stand-alone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT and other leases. We refer to WAP, LAP and stand-alone participation gaming machines as “participation games”.

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

On January 30, 2013, WMS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Scientific Games Corporation (“Scientific Games”), Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games, and SG California Merger Sub, Inc., a wholly owned subsidiary of Scientific Games (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into WMS, with WMS surviving as a wholly owned subsidiary of Scientific Games (the “Merger”). The Merger Agreement was unanimously approved by our Board of Directors. At the effective time of the Merger, each share of WMS’ common stock issued and outstanding immediately prior to such time, other than our treasury shares, shares owned by Scientific Games or Merger Sub, and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will be automatically cancelled and converted into the right to receive $26.00 in cash, without interest, on the terms and subject to the conditions set forth in the Merger Agreement. Following consummation of the Merger, our stock will be delisted from the New York Stock Exchange.

Consummation of the Merger is subject to customary conditions, including without limitation (i) approval of the Merger Agreement by WMS’ stockholders at a stockholder’s meeting that is scheduled to take place on May 10, 2013, (ii) receipt and effectiveness of specified licenses, permits, and other approvals, issued by certain governmental authorities in relation to our business and (iii) other customary closing conditions. On March 11, 2013, we received notice from the Federal Trade Commission of the early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, so this condition to closing is complete. At this time, we expect to consummate the Merger by the end of calendar 2013. The Merger Agreement contains certain limitations on the operations of WMS during the period prior to the effective time of the Merger, including a prohibition on share repurchases by the Company. During the nine months ended March 31, 2013, we incurred approximately $9.9 million of pre-tax expenses related to the process our Board of Directors utilized in the sale of the Company and the merger transaction.

A description of the Merger Agreement and the Merger is contained in our definitive proxy statement dated April 8, 2013, which was first mailed to our stockholders on or about April 11, 2013.

2. PRINCIPAL ACCOUNTING POLICIES

Principal Accounting Policies

For a complete description of our principal accounting policies see Note 2. “Principal Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Shown below are certain of our principal accounting policies.

Revenue Recognition

For a description of our revenue recognition accounting policy, see Note 2. “Principal Accounting Policies – Revenue Recognition” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three and nine months ended March 31, 2013.

Accounts and Notes Receivable, Allowance for Doubtful Accounts and Bad Debt and Credit Quality of Notes Receivable

Accounts and Notes Receivable

Revenues from gaming operations are predominantly operating lease payments that are mostly due monthly. For product sales, we sell gaming machines and VLTs typically with payment terms of 30 to 120 days; however in certain circumstances, we offer extended payment terms typically for up to one year and beyond and in some cases for terms up to three years with interest payable at prevailing rates for terms greater than 12 months. We classify a product sale receivable as a note receivable if, at the time of sale, there are any installment payment terms regardless of whether or not a formal executed note agreement exists, or if the payment terms are beyond 12 months.

Customers consider numerous factors in determining whether to purchase from us including, among others, expected earnings performance of the gaming machines (which we believe is the most significant decision factor), selling price, the value provided for any trade-in of used gaming machines, parts and conversion kit support and payment terms.

We file Uniform Commercial Code (UCC) liens on almost all domestic trade accounts and notes receivable with terms greater than 90 days, which secures our interest in the gaming machines underlying the trade accounts and notes receivable until the receivable balance for the gaming machines is fully paid, although the value of the gaming machines, if repossessed, may be less than the receivable balance outstanding. We also file UCC financing statements concerning the placement of our participation gaming machines to evidence our ownership interest in these gaming machines on casino floors.

Our international expansion has required us to provide, in certain jurisdictions, a greater amount of financing terms of 18 to 36 months, and these contracts are predominately paid within their terms. In addition, as a result of the financial market crisis, which began in 2008 and led to reduced consumer discretionary spending and a weakened global economic environment, beginning in the March 2009 quarter we began and have continued to provide a greater amount of extended payment term financings to customers. This expanded extended payment term program is expected to continue until the global economy and consumer discretionary spending improves and customer demand for extended payment terms abates. Typically, these sales result in a higher selling price and, if financed over periods longer than one year, incur interest at rates in excess of our borrowing rate.

We believe our competitors have also expanded their use of extended payment terms. In aggregate, we believe that by expanding our use of extended payment terms, we have provided a competitive response in our market and that our revenues have been favorably impacted. We are unable to estimate the impact of this program on our revenues.

The following summarizes the components of current and long-term accounts and notes receivable, net ($ in millions):

	As of March 31, 2013	As of June 30, 2012
Current, net:
Accounts receivable	$151.5	$106.3
Notes receivable	173.0	183.4
Allowance for doubtful accounts	(8.1)	(6.9)

Current accounts and notes receivable, net	$316.4	$282.8

Long-term, net:
Notes receivable	$79.5	$122.3
Allowance for doubtful accounts	0.0	0.0

Long-term notes receivable, net	$79.5	$122.3

Total accounts and notes receivable, net	$395.9	$405.1

Accounts and notes receivable, net from international customers in Argentina, Mexico, Canada and Peru at March 31, 2013, were approximately: $49.5 million, $40.9 million, $40.4 million and $33.6 million, respectively while accounts and notes receivable from international customers in these same countries at June 30, 2012, were approximately: $64.9 million, $40.7 million, $20.5 million and $28.7 million, respectively.

Total accounts and notes receivable, net decreased by $9.2 million from $405.1 million at June 30, 2012, to $395.9 million at March 31, 2013. The decrease primarily reflects the reduction of total revenue by 9.2% or $18.0 million to $177.9 million for three months ended March 31, 2013, compared to $195.9 million during the quarter ended June 30, 2012. The collection of these accounts and notes receivable in future periods will increase the amount of cash flow provided by operating activities, reduce our total accounts and notes receivable and increase our cash balance. The long-term notes receivable balance has reduced by 35.0%, or $42.8 million at March 31, 2013, from June 30, 2012.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At March 31, 2013, and June 30, 2012, the fair value of the accounts and notes receivable, net, approximated the carrying value.

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

The gaming industry is a highly regulated industry requiring most customers to obtain and maintain a gaming operator’s license and demonstrate to the applicable regulatory authority that they have the financial resources to operate a gaming establishment. Many of our customers, including new casinos that have opened in recent years, are owned by existing customers who operate multiple properties that have established a favorable payment history with us. Historic collection experience and the aging of customer balances are the primary indicators management utilizes to monitor the credit quality of our receivables. We do not segregate accounts and notes receivable by other credit quality indicators and do not use any other statistics or internal rating systems to segregate our customer balances into subgroups with similar risk characteristics. Our aging categories are determined based on contractually agreed payment terms, which are typically the original payment terms. Invoices and expected payments are classified as past due if the payment is not received within the contractually agreed upon terms. Partial payments of account balances are also infrequent and are applied based upon the facts and circumstances related to the payment. Generally, payments are applied based upon customer direction provided with the remittance or as a result of a review of the account balance and through dialogue with our customer.

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

Beginning in fiscal 2012, the government authorities in Argentina modified the rules related to importing product and limited the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable, net from customers in Argentina at March 31, 2013, was $49.5 million, which is denominated in U.S. dollars, although our customers pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina, we specifically evaluated the amount of recent payments, receivable aging, the additional security we had (bills of exchange, pledge agreements, etc.) and news related to individual customers’ ability to pay to determine our customers’ ability to pay and concluded that only a minimal amount of bad debt reserves was required. We continue to conduct business in Argentina and our customers have continued to pay us in pesos based on the spot exchange rate to the U.S. dollar on payment date throughout the March 2013 quarter. We collected approximately $11.8 million of outstanding receivable balances from customers in Argentina during the March 2013 quarter. In addition, the net activity for the nine months ended March 31, 2013 resulted in total outstanding receivable balances declining from June 30, 2012, by $15.4 million to $49.5 million.

During the trailing twelve months ended March 31, 2013, our bad debt expense totaled $2.4 million representing 0.4% of revenues which was lower than the $7.5 million of bad debt expense for the trailing twelve-month period ended March 31, 2012, which represented 1.1% of revenues in the prior trailing twelve-month period. The higher bad debt expense in the trailing twelve-months ended March 31, 2012, was primarily due to increasing the dollar amount of bad debt reserves by $4.3 million in the September 2011 quarter following government enforcement actions at certain casinos in Mexico. Our bad debt expense for the three months ended March 31, 2013, was $0.7 million, or 0.4% of revenues, compared to $0.5 million, or 0.3% of revenues, for the three months ended March 31, 2012. Our bad debt expense for the nine months ended March 31, 2013, was $2.4 million, or 0.5% of revenues, compared to $6.7 million, or 1.4% of revenues, for the nine months ended March 31, 2012. Our total bad debt reserve was $8.1 million at March 31, 2013, compared to $6.9 million at June 30, 2012.

Credit Quality of Notes Receivable

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. For notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in Interest income and other income and expense, net, ratably over the payment period. We impute interest income on all accounts and notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on outstanding notes receivable ranged from 5.25% to 10.0% at March 31, 2013. Our policy is to generally recognize interest on notes receivable until the note receivable is deemed non-performing, which we define as a note where payments have not been received within 180 days of the agreed upon terms. The amount of our non-performing notes is immaterial.

Most of our domestic customers are not rated by the credit rating agencies. On international trade accounts and notes receivable, where possible we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit or personal guarantees. However, the majority of our international trade accounts and notes receivable are not collateralized. Currently, we have not sold our accounts or notes receivable to third parties, so we do not have any off-balance sheet liabilities for factored receivables.

The following summarizes the components of total notes receivable, net:

	As of March 31, 2013	Balances that are over 90 days past due
Notes receivable:
Domestic	$88.0	$2.2
International	164.5	7.8

Notes receivable subtotal	252.5	10.0
Allowance for doubtful accounts	(5.0)	(2.8)

Total notes receivable, net	$247.5	$7.2

	As of June 30, 2012	Balances that are over 90 days past due
Notes receivable:
Domestic	$123.4	$1.4
International	182.3	5.2

Notes receivable subtotal	305.7	6.6
Allowance for doubtful accounts	(4.3)	(1.5)

Total notes receivable, net	$301.4	$5.1

At March 31, 2013, 2.9% of our total notes receivable, net was past due over 90 days compared to 1.7% at June 30, 2012.

The following tables detail our evaluation of notes receivable for impairment:

	As of March 31, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$88.0	$27.5	$60.5
International	164.5	94.0	70.5

Total notes receivable	$252.5	$121.5	$131.0

	As of June 30, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$123.4	$10.8	$112.6
International	182.3	60.4	121.9

Total notes receivable	$305.7	$71.2	$234.5

The following tables reconcile the current and non-current allowance for doubtful notes receivable from June 30, 2012, to March 31, 2013, and from June 30, 2011, to March 31, 2012:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at June 30, 2012	$4.3	$4.3	$0.0
Charge-offs	(0.8)	(0.8)	0.0
Recoveries	0.0	0.0	0.0
Provision	1.5	1.5	0.0

Ending Balance at March 31, 2013	$5.0	$5.0	$0.0

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Beginning balance at June 30, 2011	$2.6	$2.6	$0.0
Charge-offs	(3.1)	(3.1)	0.0
Recoveries	0.0	0.0	0.0
Provision	5.3	5.3	0.0

Ending Balance at March 31, 2012	$4.8	$4.8	$0.0

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

The following summarizes the notes receivable that had modification of financing terms during the nine months ended March 31, 2013:

		Nine Months Ended March 31, 2013
	# of Customers	# of Contracts	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic	1	1	$3.5	$3.5
International(a)	5	6	10.8	10.8

Total financing term modifications	6	7	$14.3	$14.3

(a)	Detailed modifications included:

•	One domestic customer with one note for $3.5 million for which original terms were extended by 19 months;

•	One international customer with one note for $4.8 million for which original terms were extended by eight months;

•	One international customer for which two notes were consolidated into one note aggregating $2.1 million, with an average 10-month extension;

•	One international customer with one note for $1.5 million for which original terms were extended by 11 months;

•	One international customer with one note for $1.4 million for which original terms were extended by 17 months; and

•	One international customer with one note for $1.0 million for which original terms were extended by eight months.

The following summarizes the notes receivable that had modification of financing terms during the nine months ended March 31, 2012:

		Nine Months Ended March 31, 2012
	# of Customers	# of Contracts	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic	—	—	$—	$—
International(a)	13	46	41.1	41.1

Total financing term modifications	13	46	$41.1	$41.1

(a)	Detailed modifications included:

•	One international customer with one note for $14.8 million for which original terms were extended by five months;

•	One international customer for which 11 notes were consolidated into three notes aggregating $8.0 million, with an average 14 month extension of terms;

•	One international customer for which 10 notes were consolidated into one note aggregating $6.4 million, with an average 10 month extension of terms; and

•	The remaining 10 international customers with 24 notes were consolidated into 12 notes aggregating $11.9 million, with an average of 11 month extension of terms.

Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses

For a description of our cost of product sales and cost of gaming operations accounting policy, see Note 2. “Principal Accounting Policies – Cost of Product Sales, Cost of Gaming Operations and Selling and Administrative Expenses” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three and nine months ended March 31, 2013.

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $6.2 million and $5.6 million for the three months ended March 31, 2013 and 2012, respectively, and $18.1 million and $17.6 million for the nine months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013, our investments in various money market funds and certificates of deposit in Argentina totaling approximately $0.8 million and $7.3 million, respectively, were subject to fair value measurement in accordance with Topic 820. These investments are included in our cash and cash equivalents and restricted cash and cash equivalents on the accompanying Condensed Consolidated Balance Sheets and are considered Level 1 securities. In addition, the carrying amounts reflected in the accompanying Condensed Consolidated Balance Sheets for total accounts and notes receivable, net, accounts payable, acquisition related liabilities and long-term debt approximate their respective fair values at March 31, 2013, and June 30, 2012, respectively.

Goodwill and Intangible Assets

For a description of our goodwill and intangible assets policy, see Note 2. “Principal Accounting Policies – Intangible Assets” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three and nine months ended March 31, 2013.

Gaming Operations Equipment

For a description of our gaming operations equipment accounting policy, see Note 2. “Principal Accounting Policies – Gaming Operations Equipment and Property, Plant and Equipment” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three and nine months ended March 31, 2013.

Property, Plant and Equipment

For a description of our property, plant and equipment accounting policy, see Note 2. “Principal Accounting Policies – Gaming Operations Equipment and Property, Plant and Equipment” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. We have not made any changes in this critical accounting policy during the three and nine months ended March 31, 2013.

Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”) which requires other comprehensive income, including reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following net income. We adopted ASU No. 2011-05 as of July 1, 2012, and chose to present a separate statement consecutively following the Condensed Consolidated Statements of Net Income in our Condensed Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing for Impairment” (“ASU No. 2011-08”) which reduces complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. We adopted ASU No. 2011-08 as of July 1, 2012, and the adoption had no material impact on our Condensed Consolidated Financial Statements.

In December 2011, the FASB issued update ASC No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”) which requires us to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, and the paragraphs in this update supersede certain pending paragraphs in ASU No. 2011-05. We adopted ASU No. 2011-12 as of July 1, 2012, and the adoption had no material impact on our Condensed Consolidated Financial Statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2011-11”) to require new disclosures about offsetting assets and liabilities to help enable users of financial statements evaluate certain significant quantitative differences in balance sheets prepared under U.S. GAAP and IFRS. In addition, the FASB issued ASU No. 2013-01, “Balance Sheet – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU No. 2013-01”) which clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11. ASU No. 2011-11 and ASU No. 2013-01 are effective retrospectively beginning July 1, 2013, and the adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”) to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of indefinite-lived intangible asset impairment. ASU No. 2012-02 is effective prospectively for us beginning July 1, 2013, and the adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”) to require companies to present reclassifications by component when reporting changes in accumulated other comprehensive income balances. ASU No. 2013-02 is effective prospectively for us beginning July 1, 2013, and the adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU No. 2013-04”) to require reporting entities that are jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of a co-obligor. ASU No. 2013-04 is effective prospectively for us beginning July 1, 2013, and the adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”) which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective prospectively for us beginning July 1, 2013, and the adoption is not expected to have a material impact on our Condensed Consolidated Financial Statements.

We do not believe there is additional accounting guidance not yet effective that is relevant to the readers of our Condensed Consolidated Financial Statements. Several new Exposure Drafts and proposals are under development by accounting regulators which may have a significant impact on our Condensed Consolidated Financial Statements once enacted.

3. BUSINESS ACQUISITIONS

On May 21, 2012, we completed the acquisition of 100% of the outstanding stock of privately held Jadestone, a Sweden-based company that develops, publishes and distributes online gaming content and entertainment for online gaming companies. The total cash consideration for Jadestone paid at closing, excluding acquisition costs, was approximately $2.6 million, and there is up to $6.7 million of additional consideration payable over the next 2 years, of which $2.1 million was paid during the nine months ended March 31, 2013. The goodwill for Jadestone is expected to be non-deductible for tax purposes.

On June 15, 2012, we completed the acquisition of 100% of the outstanding stock of privately held Phantom, an Iowa-based company that is a leading publisher and developer of interactive casino and slot-based games for social, casual and mobile gaming entertainment. The total cash consideration for Phantom paid at closing, excluding acquisition costs, was approximately $13.8 million and there is up to $10.5 million of additional consideration payable over the next 3 years, of which $0.5 million was paid during the nine months ended March 31, 2013. The goodwill for Phantom is expected to be deductible for tax purposes.

Pro forma financial information is not provided as these acquisitions are not material to our Condensed Consolidated Financial Statements. We allocated the preliminary aggregate purchase price, including the additional consideration acquisition liabilities, of $33.6 million to: tangible assets of $2.2 million; finite-lived intangibles assets of $7.2 million and goodwill of $28.2 million; and total liabilities of $21.2 million, including $17.2 million of additional consideration payable, of which $2.6 million was paid during the nine months ended March 31, 2013.

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

	Nine Months Ended March 31, 2012
DESCRIPTION OF CHARGES	Pre-tax amounts	Per diluted share
IMPAIRMENT AND RESTRUCTURING CHARGES
Non-cash Charges
Impairment of property, plant and equipment	$0.6	$0.01
Cash Charges
Restructuring charges	9.1	0.11

Total Impairment and Restructuring Charges	$9.7	$0.12

Of the $9.1 million of restructuring charges recorded in the September 2011 quarter, all $5.9 million of separation-related charges and $1.6 million of the $3.2 million of restructuring costs relating to closing two facilities were paid by March 31, 2013. At March 31, 2013, we had $1.6 million costs related to closing two facilities which were unpaid, which we expect to pay ratably through July 2015.

5. EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of common and common stock equivalents outstanding. Restricted stock and restricted stock units are considered participating securities and included in our calculation of earnings per share. Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income	$7.5	$22.1	$21.1	$42.0

Basic weighted-average common shares outstanding	54.7	55.2	54.6	55.7
Dilutive effect of stock options	0.3	0.2	0.1	0.2
Dilutive effect of restricted common stock and restricted units	0.1	0.1	0.1	0.1

Diluted weighted - average common stock and common stock equivalents (denominator)	55.1	55.5	54.8	56.0

Basic earnings per share of common stock	$0.14	$0.40	$0.39	$0.75

Diluted earnings per share of common stock and common stock equivalents	$0.14	$0.40	$0.39	$0.75

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	4.1	5.6	6.7	5.6

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro Inc. and Hasbro International, Inc. (collectively, “Hasbro”) to extend their license agreement with us, approved a grant of warrants (the “2003 Warrants”) to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance of the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment and was anti-dilutive for the three and nine months ended March 31, 2013 and 2012. The warrants are non-cancelable and are now fully vested. See Note 13. “Stockholders’ Equity –Warrants” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Also, included in our anti-dilutive common stock equivalents for the three and nine months ended March 31, 2013 and 2012, are warrants to purchase 450,000 and 475,000 shares, respectively, at $30.03 per share of our common stock that were issued to Hasbro in 2009 in connection with an amendment and extension of our agreement with them. Beginning in calendar year 2012, for each year that the three conditions identified in the agreement are not met the number of shares subject to the 2009 Warrant decrease by 25,000; provided, however, that the number of underlying shares will not be less than 375,000 shares. These warrants were excluded from the diluted earnings per share calculation because the vesting criteria are contingent upon future events, which were not met at March 31, 2013. See Note 13. “Stockholders’ Equity – Warrants” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

6. INVENTORIES

Inventories consisted of the following:

	As of March 31, 2013	As of June 30, 2012
Raw materials and work-in-process	$40.8	$36.2
Finished goods	22.0	17.1

Total inventories	$62.8	$53.3

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. We recorded raw material and finished goods inventory write-downs totaling approximately $0.8 million and $1.1 million for three months ended March 31, 2013 and 2012, respectively, and $1.6 million and $4.6 million for the nine months ended March 31, 2013 and 2012, respectively. These charges are classified in cost of product sales in our Condensed Consolidated Statements of Income.

7. INTANGIBLE ASSETS

General

Intangible assets recorded on our accompanying Condensed Consolidated Balance Sheets consisted of the following:

	As of March 31, 2013	As of June 30, 2012
Goodwill	$47.7	$45.5
Finite-lived intangible assets, net	132.7	137.7
Less: royalty advances and licensed or acquired technologies, short-term	(3.4)	(4.3)

Total long-term intangible assets, net	$177.0	$178.9

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Goodwill

The changes in the carrying amount of goodwill for the nine months ended March 31, 2013 include:

Goodwill balance at June 30, 2012	$45.5
Goodwill related to prior business acquisitions	1.3
Foreign currency translation adjustment	0.9

Goodwill balance at March 31, 2013	$47.7

Finite-Lived Intangible Assets

Finite-lived intangible assets consisted of the following:

	Useful Life (Years)	As of March 31, 2013			As of June 30, 2012
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Developed, licensed or acquired technologies	1 - 15	$123.3	$(37.6)	$85.7	$122.0	$(26.6)	$95.4
Royalty advances for licensed brands, talent, music and other	1 - 15	119.7	(93.8)	25.9	103.4	(81.3)	22.1
Patents, trademarks and other	4 - 17	38.6	(17.5)	21.1	39.2	(19.0)	20.2

Total		$281.6	$(148.9)	$132.7	$264.6	$(126.9)	$137.7

The following table summarizes additions to finite-lived intangible assets during the nine months ended March 31, 2013:

Total Additions
Finite-lived intangible assets:
Developed licensed or acquired technologies	$3.0
Royalty advances for licensed brands, talent, music and other	16.3
Patents, trademarks and other	3.7

Total	$23.0

Amortization expense for our finite-lived intangible assets was $8.7 million and $6.1 million for the three months ended March 31, 2013 and 2012, respectively, and $26.3 million and $16.9 million for the nine months ended March 31, 2013 and 2012, respectively.

The actual amortization expense for our finite-lived intangible assets for the past three years, including $14.4 million recorded as impairment charges in fiscal 2011, and estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

Year Ended June 30,
Actual			Estimated
2010	2011	2012	2013 (remaining 3 months of fiscal year)	2014	2015	2016	2017	Thereafter
$21.1	38.3	25.3	8.1	20.4	21.9	20.5	18.5	43.3

The estimated aggregate future intangible amortization at March 31, 2013, does not reflect the significant minimum commitments we have for future payments for royalty advances and licensed or acquired technologies of approximately $58.9 million, which is expected to be amortized over approximately the next 5 years. If we determine that we may not realize the value of any of the finite-lived intangible net assets or commitments, we would record an immediate charge in our Condensed Consolidated Statements of Income up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto in this report.

8. INCOME TAXES

We, or one of our subsidiaries, files income tax returns in the U.S. Federal, various state, local and foreign jurisdictions. Our provision for income taxes for interim periods is based on an estimate of the effective annual income tax rate adjusted for specific items in any particular interim period. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement purposes than for tax return purposes. The estimated effective income tax rate was approximately a benefit of 1.4% and a provision of 33.8% for the three months ended March 31, 2013 and 2012, respectively, and 33.2% and 34.4% for the nine months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three and nine months ended March 31, 2013, was favorably impacted by 27.0% and 6.3%, respectively or $0.04 and $0.01, respectively per diluted share as a result of the retroactive reinstatement of the U.S. Federal Research and Development tax credit for the period January 1, 2012 through December 31, 2012. The effective tax rate for the three and nine months ended March 31, 2013 and 2012, respectively was also favorably impacted by a reduction in uncertain tax liabilities for U.S. Federal tax purposes for fiscal year 2009 and 2008, respectively due to the lapse of the statute of limitation and certain other discrete tax items.

At March 31, 2013, the total unrecognized tax benefits, including accrued interest and penalties of $0.3 million (net of the U.S. Federal benefit), were $4.2 million, which represent the portion that, if recognized, would reduce the effective income tax rate.

In the December 2012 quarter, the Internal Revenue Service began an audit of our amended U.S. Federal income tax return for fiscal year 2010. In addition, we are currently under audit in a major state for fiscal 2010 and 2011. As a result of these audits, it is reasonably possible that the total amount of the unrecognized income tax benefits will significantly change within fiscal 2013. At this time, we are unable to estimate the amount of the potential change. Approximately $1.8 million of unrecognized income tax benefits are currently subject to audits referred to above. At this time, we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We are no longer subject to U.S. Federal tax examinations by tax authorities for years before fiscal 2010, or any significant state, local or foreign income tax examinations by tax authorities for years before fiscal 2009.

9. REVOLVING CREDIT FACILITY

On October 18, 2011, we entered into an amended and restated revolving credit agreement with a group of eight banks. This agreement provides for borrowings up to $400 million through October 18, 2016, with the ability to expand the facility to $500 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain financial and non-financial covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These financial and non-financial covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.0x, and is computed as total net funded indebtedness outstanding at the end of each quarter divided by the trailing twelve-month earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges, as specifically defined in the revolving credit agreement. The minimum interest coverage ratio is 3.0x and is computed as trailing twelve-month adjusted earnings before interest, taxes, depreciation and amortization, share-based compensation and non-cash charges divided by trailing twelve-months interest charges, as specifically defined in the revolving credit agreement. The amended and restated revolving credit agreement is unsecured but guaranteed by all of our significant domestic subsidiaries. In addition, the amended and restated revolving credit agreement contains certain limitations on, among other items, investments, loans, advances and guarantees.

At March 31, 2013, and June 30, 2012, based upon the leverage ratio as defined in the amended and restated revolving credit agreement, no limitations existed for restricted payment purposes. At March 31, 2013, $85.0 million was outstanding under the amended and restated revolving credit facility and after consideration of $0.6 million outstanding letters of credit, there was approximately $314.4 million of available borrowings under the revolving credit facility. The effective interest rate on our borrowings was 2.1% and 2.3% at March 31, 2013, and June 30, 2012, respectively.

At March 31, 2013, and June 30, 2012, we maintained an aggregate cash balance of $13.5 million in non-interest bearing accounts with two of the banks in our $400 million amended and restated revolving credit agreement. We were in compliance with all of the financial and non-financial covenants and financial ratios required by our $400 million amended and restated revolving credit agreement as of March 31, 2013.

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

On December 6, 2012, our stockholders approved the adoption of a restatement of the WMS Industries Inc. Incentive Plan (2012 Restatement) (the “2012 Plan”) increasing the number of shares available for grant under the 2012 Plan by 5.7 million.

Common Stock Repurchase Program

Effective August 2, 2010, our Board of Directors authorized a $300 million share repurchase program that expires on August 2, 2013. The timing and actual number of shares repurchased will depend on market conditions. However, pursuant to the Merger Agreement with Scientific Games, share repurchases are prohibited from January 30, 2013 to the effective time of the Merger.

We made the following purchases under our share repurchase program:

	Shares	Average Price per Share	Amount
For the year ended June 30, 2011	2.8	$36.69	$101.5
For the year ended June 30, 2012	2.4	20.62	50.4
For the nine months ended March 31, 2013	0.3	15.77	5.0

Total	5.5		$156.9

In total, we have repurchased 9.4% of the shares that were outstanding at July 1, 2010. At March 31, 2013, we had approximately $143.1 million remaining of our current share repurchase authorization. See Note 1. “Basis of Presentation and Business Overview.”

Equity Compensation Plan

A summary of information with respect to share-based compensation expense included in our Condensed Consolidated Statements of Income for the three and nine months ended March 31, 2013 and 2012, respectively are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Selling and administrative	$2.6	$2.6	$8.2	$7.4
Research and development	1.4	1.2	3.8	3.9
Cost of product sales	0.1	0.1	0.1	0.2

Share-based compensation expense included in pre-tax income	4.1	3.9	12.1	11.5
Income tax benefit related to share-based compensation	(1.5)	(1.5)	(4.6)	(4.4)

Share-based compensation expense included in net income	$2.6	$2.4	$7.5	$7.1

Diluted earnings per share impact of share-based compensation expense	$0.05	$0.04	$0.14	$0.13

Stock Options

We grant stock options to certain of our employees, consultants and members of the board of directors. For stock options granted in the March 2013 quarter, the number of stock options awarded to each person varied and the fair value on the date of grant was $10.65 per share based on the Black-Scholes calculation using the following assumptions depending on the characteristics of the stock option grant: risk-free interest rate of 0.7%; expected life 4.0 years; expected volatility of 0.55; and 0.0% dividend yield. Stock option activity was as follows for the nine months ended March 31, 2013:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2012	5.5	$27.44	4.46	$1.7
Granted	1.0	17.02
Exercised	(0.1)	17.53
Expired or Cancelled	(0.1)	32.82
Forfeited	(0.1)	27.14

Stock options outstanding at March 31, 2013	6.2	$25.92	4.17	$21.2

Stock options exercisable at March 31, 2013	3.7	$28.30	3.08	$8.2

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Restricted Stock Award Grants

We grant restricted stock and restricted stock units to certain employees and members of our Board of Directors, which vest from a range of two to four years on the grant date anniversary. Restricted stock share and restricted stock unit activity was as follows for the nine months ended March 31, 2013:

	Restricted Stock Shares	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2012	0.1	$22.30
Granted	0.0	0.0
Vested	0.0	0.0

Nonvested balance at March 31, 2013	0.1	$18.49

	Restricted Stock Units (including Performance -based Restricted Stock Units)	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2012	0.4	$27.36
Granted	0.3	16.47
Vested	(0.2)	29.38

Nonvested balance at March 31, 2013	0.5	$20.64

(1)	For restricted stock and restricted stock units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

In September 2012, we granted equity-based performance units to certain key employees, which will vest primarily in 2015 only upon achievement of performance goals set by our Board of Directors. The number of shares of stock ultimately issued to participants will depend upon the extent to which the financial performance goals over the three year period ended June 30, 2015, are achieved or exceeded, and can result in shares issued up to 200% of the number of shares under each grant. We record the estimated expense for equity-based performance units outstanding based on our current assessment of achievement of the performance goals. As of March 31, 2013, we concluded that the achievement of the performance goals was not probable for units that vest on June 30, 2013 and June 30, 2014 and therefore, no expense related to those awards was required; however based on current estimates, we did record a charge of $1.2 million in the nine months ended March 31, 2013, for the units that vest on June 30, 2015. In addition, during the three months ended September 30, 2012, 0.1 million shares were forfeited as the minimum performance threshold goals were not achieved for the equity-based performance grants made in September 2009 with a performance period covering the three fiscal years ended June 30, 2012.

Equity-based performance unit activity was as follows for the nine months ended March 31, 2013:

	Equity- based Performance Units	Weighted Average Grant-Date Fair Value per Share(1)
Nonvested balance at June 30, 2012	0.4	$29.52
Granted	0.3	17.27
Vested	0.0	0.0
Forfeited	(0.1)	41.55

Nonvested balance at March 31, 2013	0.6	$21.62

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Deferred Stock

In fiscal 2005, non-management members of the Board of Directors were awarded an aggregate of 39,824 units of deferred stock under the Plan, of which 9,959 units remain outstanding as of March 31, 2013, compared to 19,915 units as of June 30, 2012. The decrease in units relate to the retirement of two members from the Board of Directors in the December 2012 quarter and the resulting vesting of their deferred stock.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We have reserved 500,000 shares for issuance under the ESPP. For the nine months ended March 31, 2013, an aggregate of 72,181 shares were purchased under this plan at an average cost of $15.91 compared to an aggregate of 72,988 shares that were purchased under this plan at an average cost of $17.25 for the nine months ended March 31, 2012. Pursuant to the Merger Agreement with Scientific Games, the June 30, 2013 purchase under the ESPP will be the last purchase prior to the consummation of the merger.

11. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The net amount of gaming operations and engineering machines transferred to inventory, a non-cash investing activity, was $0.7 million and $3.5 million for the nine months ended March 31, 2013 and 2012, respectively.

The amount of income taxes paid was $28.3 million and $38.5 million for the nine months ended March 31, 2013 and 2012, respectively.

The depreciation and amortization reflected in the Condensed Consolidated Statement of Cash Flows are comprised of amounts presented separately on the Condensed Consolidated Statements of Income, plus depreciation and amortization included in cost of product sales and cost of gaming operations.

12. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

At March 31, 2013, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$202.2
Advances and payments made	(143.3)

Potential future payments	$58.9

At March 31, 2013, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2013 (remaining three months of fiscal year)	$1.0
2014	19.4
2015	16.7
2016	14.4
2017	7.4
Thereafter	—

Total	$58.9

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders were approximately $10.4 million at March 31, 2013, and $2.7 million at June 30, 2012.

Performance Bonds

We have performance bonds outstanding of $6.3 million at March 31, 2013, related to product sales, and we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business, including licensor arrangements, under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of March 31, 2013, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of March 31, 2013, we were not aware of any obligations arising under these agreements that would require material payments. Although we are providing indemnification of officers and directors named in securities cases described in Note 13. “Litigation”, it is too early in these claims to ascertain the extent of any such indemnification.

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

Letters of Credit

Outstanding letters of credit issued under our revolving credit facility to ensure payment to certain vendors and government agencies totaled $0.6 million at March 31, 2013. As of March 31, 2013, after consideration of $0.6 million outstanding letters of credit, there was approximately $314.4 million of available borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the outstanding letters of credit.

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

Securities Claims

On May 25, 2011, a putative class action was filed against us and certain of our executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee (the “Conlee lawsuit”). On October 13, 2011, the lead plaintiff filed an amended complaint in the Conlee lawsuit. As amended, the lawsuit alleged that, during the period from September 21, 2010 to August 4, 2011, (the date we announced our fiscal 2011 financial results), we made material misstatements and omitted material information related to our fiscal year 2011 guidance. Plaintiff sought to certify a class of stockholders who purchased stock between these dates. The lawsuit specifically alleged violations of (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “34 Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the 34 Act. The amended complaint sought unspecified damages. We filed a motion to dismiss the amended complaint on December 8, 2011, and, on July 25, 2012, the Court granted our motion without prejudice. On September 12, 2012, the Plaintiffs filed a further amended complaint, which re-asserts claims under Sections 10(b) and 20(a) of the 34 Act and under SEC Rule 10b-5. We filed a motion to dismiss the further amended complaint on October 26, 2012. On November 30, 2012, the Plaintiffs filed their opposition to our motion. We filed our reply memorandum on December 21, 2012 and on April 24, 2013, the court granted our motion to dismiss with prejudice. We have been advised that the plaintiffs may file a motion for reconsideration or may appeal the decision and the period for such actions is not yet expired.

On June 29, 2011, a derivative action was filed in the U.S. District Court for the Northern District of Illinois by David Garay against our then current Board of Directors as well as a former director (the “Garay lawsuit”). We were named as a nominal defendant. The complaint asserted essentially the same allegations that were made in the Conlee lawsuit about our Company’s fiscal year 2011 guidance, and alleged the following further causes of action: (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) contribution and indemnification from the individual defendants in the event future claims are made against us as a result of the individual defendants’ alleged misconduct, (iv) abuse of control, and (v) waste of corporate assets. The complaint sought unspecified damages. On February 15, 2013, Plaintiffs filed a joint stipulation of voluntary dismissal without prejudice in the Garay lawsuit.

On July 22, 2011, an additional derivative action was filed in the U.S. District Court for the Northern District of Illinois by the Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund against our then current Board of Directors, a former director, and certain of our officers (the “Pipefitters lawsuit” and, collectively with the Conlee and Garay lawsuits, the “Securities Litigation”). We were named as a nominal defendant. The facts alleged in the Pipefitters lawsuit were similar to those alleged in the Conlee and Garay lawsuits, but also included allegations of insider trading in connection with alleged sales of our stock made by certain officers and directors in the November 2010 period. The Pipefitters lawsuit specifically alleged the following causes of action: (i) breach of fiduciary duty, (ii) waste of corporate assets, (iii) unjust enrichment, and (iv) indemnification and contribution from the individual defendants in the event future claims were made against us as a result of the individual defendants’ alleged misconduct. In addition to unspecified damages, the Pipefitters lawsuit sought injunctive relief requiring us to adopt strengthened corporate governance policies and measures to prevent insider trading, as well as disgorgement of the alleged wrongful profits. The Garay and Pipefitters lawsuits were consolidated and reassigned to the judge who is presiding over the Conlee lawsuit. On February 26, 2013, Plaintiffs filed a joint stipulation of voluntary dismissal without prejudice in the Pipefitters lawsuit.

In the event that the plaintiffs are successful in any motion for reconsideration or appeal of the court’s dismissal of the Conlee lawsuit, we believe that we have meritorious defenses to the claims and intend to contest it vigorously. It is too early to predict the plaintiff’s response to the dismissal or the outcome of any such motion for reconsideration or appeal, if made, or to reasonably estimate the range of possible loss, if any, related to that lawsuit.

Pursuant to our Bylaws and the indemnification agreements we have entered into with each member of our Board of Directors and our officers, we are indemnifying and defending each of the individual defendants named in the Securities Litigation.

License Claim

In early 2012, International Gaming Technology (“IGT”) initiated an audit by KPMG LLP (“KPMG”) for compliance with the terms of the Game Manufacturers Cashless License Agreement dated October 1, 2006 between the Company and IGT. KPMG’s initial findings have been presented to us and aggregate to $25.5 million for under-payments plus $11.1 million in interest. We believe the findings are without merit. We are in discussions with IGT to resolve this matter but we are unable at this time to predict the outcome of the claim or to reasonably estimate the range of loss, if any, related to this claim. In the event we are unable to reach a mutually acceptable resolution, we intend to fully contest the audit findings.

Merger Claims

The following complaints challenging the merger have been filed in various jurisdictions: (i) in the Delaware Court of Chancery, Shaev v. WMS Industries, Gamache, et al., (C.A. No. 8279); (ii) in the Circuit Court of Cook County, Illinois, Chancery Division, Gardner v. WMS Industries, Scientific Games Corp., et al., No. 2013 CH 3540 (Ill. Cir., Cook County); (iii) in the Circuit Court of the Nineteenth Judicial Circuit of Lake County, Illinois, Gil v. WMS Industries, Scientific Games Corp., et al., No. 13 CH 0473 (Ill. Cir., Lake County); (iv) in the Delaware Court of Chancery, Hornsby v. Gamache, et al. (C.A. No. 8295); (v) in the Circuit Court of the Nineteenth Judicial Circuit of Lake County, Illinois, Sklodowski v. WMS Industries, Inc. et al., (Ill. Cir., Lake County); (vi) in the Delaware Court of Chancery, Barresi v. WMS Industries Inc., Gamache, et al., (C.A. No. 8326); and (vii) in the Circuit Court of Cook County, Illinois, Chancery Division, Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund v. WMS Industries Inc., Gamache, et al., (Ill. Cir., Cook County). Each of the actions is a putative class action filed on behalf of the public stockholders of WMS and names as defendants the Company, its directors and Scientific Games. The Shaev, Hornsby, Barresi and Plumbers & Pipefitters actions also name Merger Sub and Financing Sub as defendants. The complaints generally allege that the individual defendants breached their fiduciary duties in connection with their consideration and approval of the merger and that the entity defendants aided and abetted those alleged breaches. The complaints seek, among other relief, declaratory judgment and an injunction against the merger.

On February 25, 2013, the Delaware Court of Chancery consolidated the Delaware actions under In re WMS Industries Inc. Stockholder Litigation (C.A. No. 8279-VCP). On March 1, 2013, the plaintiffs in the consolidated Delaware actions filed an amended complaint, adding allegations that the disclosures in WMS’ preliminary proxy statement were inadequate.

On March 7, 2013, plaintiff Gardner filed a Motion for Leave to File Amended Complaint, asserting the same claims being asserted in the consolidated Delaware action. On March 8, 2013, plaintiff Gardner filed a Motion for Limited Expedited Discovery in which she requested an order permitting her to conduct limited expedited document and deposition discovery in anticipation of bringing a motion to enjoin the shareholder vote on the proposed merger.

On March 18, 2013, WMS and the individual defendants filed a Motion to Dismiss or Stay the Gardner action because the claims are duplicative of those being pursued in the Delaware consolidated action. On March 19, 2013, WMS and the individual defendants filed an opposition to plaintiff Gardner’s Motion for Limited Expedited Discovery. Also on March 19, 2013, plaintiffs in the consolidated Delaware action submitted a letter to the Delaware Chancery Court stating that they had conferred with plaintiffs in the Illinois actions and agreed to stay the consolidated Delaware action.

On March 20, 2013, plaintiffs Gardner, Plumbers & Pipefitters Local 152 Pension Fund, and UA Local 152 Retirement Annuity Fund filed a motion to consolidate the Cook County, Illinois actions. On March 27, 2013, plaintiffs Gil and Sklowdowski filed a motion to transfer the Lake County, Illinois actions to Cook County, Illinois for consolidation with the Gardner action.

Plaintiffs in the Gardner Action and the three other actions filed in Illinois moved for and obtained consolidation of all the Illinois cases into the Gardner Action. On April 1, 2013, plaintiffs in the Gardner Action filed a motion for a preliminary injunction to enjoin the stockholder vote on the merger, scheduled for May 10, 2013. On April 19, 2013, plaintiffs in all other actions agreed to a stay pending resolution of the Gardner Action. On April 26, 2013, lead counsel in the Gardner Action, on behalf of counsel for all plaintiffs in all actions, agreed with counsel for all defendants in the Gardner Action to withdraw their motion for preliminary injunction and not to seek to enjoin the stockholder vote in return for the agreement by WMS to make certain supplemental disclosures related to the merger, all of which were set forth in a Report on Form 8K that was filed with the Securities and Exchange Commission on April 29, 2013. The agreement with lead counsel for the plaintiffs in the Gardner Action will not affect the amount of merger consideration that the Company’s stockholders are entitled to receive in the merger or any other terms of the Merger Agreement.

The defendants deny all liability with respect to the facts and claims alleged in the Gardner Action and specifically deny that any breach of fiduciary duty occurred, or that any further disclosure is required to supplement the Definitive Proxy Statement under any applicable rule, statute, regulation or law.

The outcome of these lawsuits cannot be predicted with any certainty. An adverse judgment for monetary damages could have a material adverse effect on the operations and liquidity of the Company. A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger. The defendants believe that the claims asserted against them in the lawsuits are without merit and plan to defend against them vigorously. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

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

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following marks: Apple, iPad and iPhone are registered trademarks of Apple Inc.; Facebook is a registered trademark of Facebook, Inc.; G2E is a registered trademark of the American Gaming Association and Reed Elsevier Inc. Used with permission.

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We are a leading supplier of innovative gaming entertainment products and services worldwide. We design, develop, manufacture, distribute and market casino games and gaming machines, VLTs and interactive gaming products and services. As regulated markets legalize interactive online gaming, we intend to enter and do business in those markets. Our gaming machine products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in approximately 143 international gaming jurisdictions.

On January 30, 2013, WMS entered into the Merger Agreement with Scientific Games, Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games, and Merger Sub. The Merger Agreement provides for the merger of Merger Sub with and into WMS, with WMS surviving as a wholly-owned subsidiary of Scientific Games.

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

Consummation of the Merger is subject to customary conditions, including without limitation (i) approval of the Merger Agreement by WMS’ stockholders at a stockholder’s meeting which is scheduled to take place on May 10, 2013, (ii) receipt and effectiveness of specified licenses, permits, and other approvals, issued by certain governmental authorities in relation to our business and (iii) other customary closing conditions. On March 11, 2013, we received notice from the Federal Trade Commission of the early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, so this condition to closing is complete. At this time, we expect to consummate the Merger by the end of calendar 2013. The Merger Agreement contains certain limitations on the operations of WMS during the period prior to the effective time of the Merger, including a prohibition on share repurchases by the Company.

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

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in fiscal 2010 and 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. New unit demand for new casino openings and casino expansions increased in fiscal 2012; however, we expect demand for new casino openings and expansions to decrease in fiscal 2013. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. The economic crisis and operational challenges led to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012 and increased competition from our competitors lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 than in fiscal 2011 and 2010. While our revenues for the nine months ended March 31, 2013, were flat with the prior year period, this resulted from increased revenues from our interactive products and services offsetting the decline in product sales and participation revenues.

In late fiscal 2011 and early fiscal 2012, with no leading indicators showing any significant increase in replacement demand, we conducted a thorough review of our business strategies and product plans. As a result of the strategic review, we announced that we would refine our product plans and restructure our organization to sharpen emphasis on our game content and product development strengths. Specifically, we have streamlined our product management and product development functions, simplified product plans and further prioritized on-time commercialization of new game themes, products and portal gaming applications. As part of our restructuring, we implemented a 10% reduction in our workforce. Some of the product, operational and other decisions made in this review led to impairment, restructuring, asset write-downs and other charges, net of $24.0 million pre-tax, or $0.26 per diluted share, recorded in the June 2011 quarter and $27.8 million pre-tax, or $0.28 per diluted share, for fiscal 2011. In the September 2011 quarter, we implemented a broader impairment analysis and restructuring and recorded additional charges amounting to $14.0 million pre-tax, or $0.17 per diluted share.

In the March 2012 quarter, we launched our new Bluebird®2e gaming machine as an upgrade to our Bluebird2 gaming machines. The Bluebird2e gaming machines contain the emotive lighting feature that we launched with the Bluebird xD™ cabinet. In March 2013, we launched our new Blade™ upright cabinet for product sales and new Gamefield xD™ participation cabinet for our participation gaming installed base, and both utilize our next-generation CPU-NXT®3 operating system platform. As we announced these new products and demonstrated them at the G2E® trade show in October 2012, we believe customers may have reduced the quantity ordered of our current products and instead waited for these new products which launched in March 2013. In the December 2012 quarter, we launched the initial placements of My Poker® xD cabinets to address a segment of the casino floor we have little presence in. We believe that as the economy improves and gaming operators see meaningful improvements in their profitability and cash flows, they will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict when this will occur or the rate of increase in their capital budgets.

We believe several recent developments fueled by the challenging economic situation could expand our revenue opportunities over the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire, New York, Florida, Maine and Massachusetts. Internationally, Singapore opened as a new market in fiscal 2010. In addition, legislation has been passed or discussed in Greece, Brazil, Japan and

Taiwan that could open new market opportunities. In the United States, the States of Nevada, Delaware and New Jersey have adopted legislation to legalize certain forms of online gaming and federal legislators and certain other state legislators and governments in Canada and Europe have legalized or are considering legalizing certain forms of online gaming, which if passed could expand our revenue opportunities. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

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

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions or licensing deals that can extend our presence and product lines, increase our distribution channels, enhance our intellectual property portfolio and expand our earnings potential; and, when appropriate, subject to the restrictions in our Merger Agreement with Scientific Games, repurchase shares in the open market or in privately negotiated transactions. For the nine months ended March 31, 2013, our research and development spending increased $14.0 million compared to the prior year and we spent $47.7 million on property, plant and equipment and $57.5 million on additions to gaming operations equipment, we made payment of $10.2 million to acquire or license intangible and other non-current assets and we funded approximately $5.0 million of common stock repurchases. We also had $25.0 million net borrowings on our credit facility and had $85.0 million long-term debt outstanding at March 31, 2013.

Product Sales

Product sales revenue includes the sale to casinos and other gaming machine operators of new and used gaming machines and VLTs, parts and conversion kits (including game theme, hardware or operating system conversions). We derive product sales revenue from the sale of the following types of gaming machines:

•	Multi-line, multi-coin video gaming machines, in our Bluebird2, Bluebird2e, Bluebird xD and Blade branded gaming machines;

•	Mechanical reel-spinning gaming machines in our Bluebird2, Bluebird2e and Bluebird xD branded gaming machines;

•	Replacement parts and game theme conversion kits for our Bluebird, Bluebird2, Bluebird2e, Bluebird xD, Twinstar™, Twinstar2, Helios™ and CPU-NXT and CPU-NXT2 operating system upgrade kits; and

•	Used gaming machines manufactured by us or our competitors that are acquired on a trade-in basis or that we previously leased to casinos as participation gaming machines.

In early October 2012 at our industry’s largest trade show, we demonstrated our new Blade cabinet that we began shipping in March 2013. We believe customers may have decided not to purchase our existing cabinets and wait to spend their capital with WMS until the Blade cabinet was approved in their jurisdiction. We also believe that we experienced lower average selling prices of our existing cabinets due to higher discounts off of the list price.

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

•

Revenues from our online gaming casino in the United Kingdom, which was launched in November 2010, and beginning in fiscal 2012 revenues from our Lucky Cruise™ non-wagering social game on Facebook and in July 2012, our Jackpot Party Social Casino on Facebook, revenues from the sale of select WMS games that have been ported to operate on mobile devices, revenues from the retail sales of CD’s containing WMS games or direct downloads of WMS games from internet distributors and revenues when an online player uses a WMS or Jadestone game on one of our customers’ online gaming sites; and

•

Beginning in June 2011, networked gaming revenues where the casinos or other gaming machine operators use our WAGE-NET® networked gaming system to link groups of gaming machines to remote servers in their locations that allows casinos and other gaming machine operators to purchase new applications and system-wide features for distribution over the WAGE-NET system. Also in the June 2011 quarter, we received the first regulatory approval of the first family of portal applications, the Ultra Hit Progressive® (“UHP”) family, and the first game in the UHP family, the Jackpot Explosion® theme, and since then we have received additional approvals for these products and other networked gaming products in other gaming jurisdictions. At March 31, 2013, we had approximately 2,500 networked gaming machines functioning, primarily on a non-trial basis, at approximately 110 casino properties globally.

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

As we navigate these macroeconomic challenges, we are focused on four key strategic priorities: 1) Continue to grow our installed participation product base and improve our daily average revenue; 2) Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games, game content and products for our customers worldwide; 3) Invest in the establishment, development and operation of our interactive gaming products and services; and 4) Drive margin improvements:

1.	Strategic Priority: Continue to grow our installed participation product base and improve our daily average revenue:

Quarter Ended March 31, 2013, Result: During the quarter ended March 31, 2013, our average installed base of participation gaming machines increased 0.4% over the quarter ended December 31, 2012 while, at March 31, 2013, our total installed participation footprint grew 3.1% to 9,684 units compared to 9,389 units at March 31, 2012. Our average revenue per day grew 0.9% to $68.65 in the March 2013 quarter from the March 2012 quarter. Our focus in fiscal 2013 is to increase the percentage of the installed base that are coin-in gaming machines, as they generate the highest profit of our three lease models and to convert a portion of our installed base from Bluebird gaming machines to Bluebird2, Bluebird xD and our new Gamefield xD gaming machines. The percentage of coin-in gaming machines in our installed base was 36.2% of the installed base at March 31, 2013, compared to 39.4% of the installed base at March 31, 2012. The coin-in gaming machines decrease was in our non-WAP gaming machines as our WAP installed base was 3,346 units at March 31, 2013, compared to 3,145 units at March 31, 2012. We have successfully converted approximately 75% of the participation installed base to Bluebird2, Bluebird xD and Gamefield xD gaming machines, although this required a higher capital investment over the last two years. We invested $57.5 million in gaming operations capital in the nine months ended March 31, 2013, and $58.1 million in nine months ended March 31, 2012. We expect that the amount of capital invested in gaming operations will decline modestly for the next two years, as a lower amount of capital spent on our participation gaming machines will be partially offset by increased capital spent on gaming machines for operating leases. In fiscal 2011 and the first half of fiscal 2012, we experienced delays in launching new products due to the new technologies we were imbedding in our participation products; and as a result of not having as many new participation game themes approved, some of our older game theme performance lagged resulting in a higher level of removals of participation gaming machines, which caused a reduction in the installed base. We expect that with an anticipated increase in participation game themes that our installed base will grow in the balance of fiscal 2013 and continue to grow in fiscal 2014.

2.	Strategic Priority: Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games and products for our customers worldwide.

Quarter Ended March 31, 2013, Result: The replacement cycle for gaming machines has been abnormally low for several years and the challenges facing our industry and the overall global economy have continued, all of which have reduced overall industry demand for gaming machines from previous levels. We believe capital budgets for replacing gaming machines were relatively flat for calendar 2010 and 2011 and increased modestly in 2012. We believe demand from new casino openings and casino expansions declined from fiscal 2010 to fiscal 2011 but grew in fiscal 2012. We expect new unit demand from new casino openings and expansions to be lower in fiscal 2013 than in fiscal 2012 but that replacement demand will increase due to the Canadian provincial lotteries beginning to replace their existing VLTs. We estimate we lost more than 200 new Illinois Video Gaming Terminals (VGTs) in the March 2013 quarter due to our inability to serve the market long-term given existing Illinois law prohibits the supplier of the state monitoring system (currently Scientific Games) from also selling VGTs, which will be the case upon the closing of the acquisition. The average selling price on a VLT is lower than a Class III gaming machine. In this challenging environment, our March 2013 new unit shipments on which we recognized revenue were down 12.2% from the prior-year period due to the decrease in demand of gaming machine sales for new casino openings and expansions which totaled 259 units compared with 1,800 units in the year-ago period more than offsetting the increase in VLT demand driven by higher Canadian VLT shipments. International new unit shipments accounted for 31.2% of global shipments in the March 2013 quarter, compared with 23.3% for the March 2012 quarter. Overall, international new unit shipments increased in fiscal 2011 but shrank in fiscal 2012, as in fiscal 2011 the growth in Mexico and New South Wales, Australia and Singapore coupled with modest growth in Asia and Latin America, more than offset lower shipments to Europe, which remains impacted by the challenging economic environment. In fiscal 2012, demand from Mexico and New South Wales, Australia abated due to unique circumstances in each country and demand from Europe continued to be lower. Demand from Mexican customers was lower following government enforcement actions at certain casinos in Mexico that began in the September 2011 quarter and demand from Australian customers was lower as they await enablement of new national versus state gaming standards. Demand from customers in Mexico has increased modestly in fiscal 2013 and we recently received approvals in New South Wales, Australia for our products that comply with the new national standards so we expect units sales will increase in the coming quarters. Revenues from customers in Argentina were lower in the nine months ended March 31, 2013, as government authorities modified rules related to importing product. We expect international demand in fiscal 2013 to be flat with fiscal 2012. Also, we believe the higher-priced Bluebird2, Bluebird xD, Bluebird2e and Blade units had an impact on the unit volume customers were able to buy with fixed capital budgets. We are still preparing to launch our products in the new VLT market in Italy in the future. Although much effort is still needed before the first revenue-earning WMS gaming machines are placed in Italy, we will have additional development work to complete as a result of new requirements that the regulator has mandated in Italy that will be effective after a transition period. In addition, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives.

To further diversify our revenue streams, we directly entered the Class II and central determinant market in fiscal 2010 following expiration of our previous licensing agreements for those markets. We shipped our first gaming machines to a Class II market in the September 2009 quarter, and we have continued to penetrate this market in subsequent quarters. In June 2012, we received approval of a CPU-NXT2 based operating system on our Bluebird2 cabinet for the Class II markets and shipped our first gaming machines operating on this new system in the June 2012 quarter. We expect that shipments to these markets in fiscal 2013 and 2014 will exceed shipments in fiscal 2012.

We launched our Bluebird xD gaming machine late in the June 2010 quarter and, given customer response, we achieved strong demand for this product throughout fiscal 2012 and 2011. For the three months ended March 31, 2013, Bluebird xD gaming machines accounted for 19.9% of our global new unit sales which compares to 24.1% in the three months ended March 31, 2012. We launched an enhanced version of our Bluebird2 product, the Bluebird2e cabinet with an emotive lighting feature in the March 2012 quarter. During the March 2013 quarter, the majority of the global Bluebird2 product line new unit sales were Bluebird2e units and we would expect this to also occur in future periods. We launched our Bluebird2 lite cabinet in the September 2012 quarter which is a lower cost cabinet for select international markets. In March 2013, we launched our new gaming cabinet, Blade, using the latest version of our operating system software, CPU-NXT3 and Blade units accounted for 18.3% of total unit shipments, even though the product is not approved in certain gaming jurisdictions in the United States or any gaming jurisdictions outside of the United States. We expect that the percentage of our quarterly shipments that are Blade units will increase in future quarters while the percentage of Bluebird2e and Bluebird2 lite units will decrease.

We are dependent, in part, on innovative new products, casino openings and expansions, continued market penetration and new market opportunities to generate growth. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in the three months ended March 31, 2013, such expenses totaled 16.8% of revenues or $29.9 million compared to 12.6% or $22.1 million in the prior-year period. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

3.	Strategic Priority: Invest in the establishment, development and operation of our interactive gaming products and services.

Quarter Ended March 31, 2013, Result: In the December 2010 quarter, we launched a business-to-consumer, online casino website for residents in the United Kingdom, although we did not begin to market the site until February 2011. Our Jackpotparty.com online casino offers a variety of our popular slot games and certain card and table games. The success of our gaming content, technology foundation and interactive capabilities allows us to provide online capabilities to consumers in other jurisdictions primarily on a business-to-business (“B2B”) basis. In the United States, the States of Nevada, New Jersey and Delaware have adopted legislation to legalize certain forms of online gaming and federal legislators and certain other state legislators and governments in Canada and Europe have legalized or are considering legalizing certain forms of online gaming, which, if passed, could expand our revenue opportunities depending on the type of online gaming approved. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

In fiscal 2012, we began earning revenues from our Lucky Cruise non-wagering social game on Facebook and revenues from the sale of select WMS games that have been ported to operate on mobile devices and PC’s. We further expanded our online, social, casual and mobile gaming presence through the acquisitions of Jadestone and Phantom for $33.6 million in late fiscal 2012. We paid $16.4 million at closing, $0.5 million in the September 2012 quarter and $2.1 in the December 2012 quarter, and have additional consideration of a maximum of $14.6 million in the future for both acquisitions. These acquisitions individually and in the aggregate were not material to our Condensed Consolidated Financial Statements. Additionally, in fiscal 2012 we entered into an agreement to provide an end-to-end B2B online casino site in Belgium in collaboration with Groupe Partouche, which went live in the March 2013 quarter. Early in fiscal 2013 we entered into a strategic alliance with Dragonfish, the independent B2B division of 888 Holdings plc, that expands our B2B online product offering in the United States with one of the world’s leading online poker solutions. In July 2012, we launched Jackpot Party Social Casino on Facebook and in the March 2013 quarter, we launched this application on the Apple® iOs system for iPhone® and iPad® platforms, all of which enhanced our revenue earning opportunities. In the March 2013 quarter, we launched the first WMS games on Jadestone’s servers to several of Jadestone’s customers. Total revenues from interactive products and services grew dramatically to $17.1 million for the three months ended March 31, 2013 up from $1.0 million in the prior year period and up $4.1 million sequentially from the three months ended December 31, 2012. We will focus on the revenue growth, development and market efficiencies of our worldwide online, social, casual and mobile gaming products and services to optimize the benefits of our interactive products and services for casino operators and their players. As regulated markets legalize interactive online gaming, we intend to enter and do business in those markets.

4.	Strategic Priority: Drive Margin Improvements.

Quarter Ended March 31, 2013, Result: Our operating margin decreased 1480 basis points to 2.9% for the quarter ended March 31, 2013, from 17.7% for the prior-year period and included $7.4 million of pre-tax impact related to the process our Board of Directors utilized in the sale of the Company and resulting in our merger transaction with Scientific Games.

Our research and development costs increased as a percentage of revenues to 16.8% in the quarter ended March 31, 2013 from 12.6% of revenues in the quarter ended March 31, 2012, and in total increased $7.8 million, or 35.3%, over the prior year period. The increase is primarily caused by higher development costs to re-engineer and re-purpose our library of slot gaming content for distribution as our interactive products and services, the impact of the Phantom EFX and Jadestone acquisitions in the June 2012 quarter, along with an increase in spending for our innovative new casino gaming products. Our selling and administrative expenses increased as a percentage of revenue to 26.5% in the quarter ended March 31, 2013, from 19.1% of revenues in the quarter ended March 31, 2012 and in total increased by $13.4 million, or 39.8%, over the prior year. The increase is primarily caused by $7.4 million of pre-tax expenses related to the process our Board of Directors utilized in the sale of the Company that resulted in our recently announced merger transaction with Scientific Games, the increase in online marketing costs to expand the player base for interactive products and services, the impact of the Phantom EFX and Jadestone acquisitions in the June 2012 quarter and the incremental expenses related to our implementation of an upgraded enterprise-wide ERP system, partially offset by ongoing cost savings initiatives. Our depreciation and amortization expense increased as a percentage of revenue to 17.8% in the quarter ended March 31, 2013, from 13.1% of revenues in the quarter ended March 31, 2012, and increased $8.6 million, or 37.2%, over the prior year due to the higher level of capital spent in fiscal 2011 and 2012 and the nine months ended March 31, 2013 to upgrade the installed base of our participation gaming machines to new Bluebird2 and Bluebird xD gaming machines, depreciation on a new facility that was placed in service in August 2012, depreciation on capitalized costs related to an upgrade of our Oracle ERP system as we have now gone live with the new system and from amortization of finite-lived intangible assets from our two acquisitions in the June 2012 quarter. By driving margin improvements in future periods, we believe we will be able to increase net income and generate the necessary capital to fund the other elements of our business strategy.

We are still implementing our lean sigma and strategic sourcing initiatives, and we continue to realize positive results. We believe these initiatives will continue to drive margin improvement in future years through disciplined cost management, especially with the Bluebird xD, Bluebird2e and Blade product lines, where we expect to improve margins to be more comparable to our Bluebird2 product line. Longer term, we expect to benefit from an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing the cost per unit. We also expect our gaming operations will continue to expand with both the installed base and revenue per day increasing in fiscal 2013.

We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our operating margins. In fiscal 2013 and 2014, we expect to significantly increase our spending to grow our interactive products and services and also increase spending to accelerate product innovation efforts and as a result research and development expenses are expected to increase to 15% to 16% of revenues. Excluding the impacts of the sales process and the merger transaction, we expect selling and administrative expenses to grow modestly as a percentage of revenues in fiscal 2013 and 2014 primarily due to increased spending to grow our interactive products and services and as we grow and support our increased overall revenues. Due to higher capital spending in our gaming operations over the past two years and the nine months ended March 31, 2013 and the completion of two major property, plant and equipment projects in early fiscal 2013, we expect that depreciation and amortization expense will increase as a percentage of revenues in fiscal 2013 and 2014 in comparison to fiscal 2012.

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

•	Revenue Recognition;

•	Allowances for Slow-Moving and Obsolete Inventories;

•	Participation Gaming Machine Depreciation and Net Realizable Value;

•	Intangible Asset Valuations;

•	Income Tax Accounting; and

•	Share-Based Compensation Expense

We have not made any changes in critical accounting policies and estimates during the three months or nine months ended March 31, 2013.

RESULTS OF OPERATIONS

Recent Developments

On January 30, 2013, WMS entered into the Merger Agreement with Scientific Games, Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games, and SG California Merger Sub, Inc., a wholly owned subsidiary of Scientific Games. The Merger Agreement provides for the merger of Merger Sub with and into WMS, with WMS surviving as a wholly owned subsidiary of Scientific Games. The Merger Agreement was unanimously approved by our Board of Directors. At the effective time of the Merger, each share of WMS’ common stock issued and outstanding immediately prior to such time, other than our treasury shares, shares owned by Scientific Games or Merger Sub, and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will be automatically cancelled and converted into the right to receive $26.00 in cash, without interest, on the terms and subject to the conditions set forth in the Merger Agreement. Following consummation of the Merger, our stock will be delisted from the New York Stock Exchange.

Consummation of the Merger is subject to customary conditions, including without limitation (i) approval of the Merger Agreement by WMS’ stockholders at a stockholder’s meeting that is scheduled to take place on May 10, 2013, (ii) receipt and effectiveness of specified licenses, permits, and other approvals, issued by certain governmental authorities in relation to our business and (iii) other customary closing conditions. On March 11, 2013, we received notice from the Federal Trade Commission of the early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended, so this condition to closing is complete. At this time, we expect to consummate the Merger by the end of calendar 2013. The Merger Agreement contains certain limitations on the operations of WMS during the period prior to the effective time of the Merger, including a prohibition on share repurchases by the Company. As of March 31, 2013, we incurred approximately $9.9 million of pre-tax expenses related to the process our Board of Directors utilized in the sale of the Company resulting in the merger transaction.

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

The following table summarizes the detail of the charges recorded in the nine months ended March 31, 2012 (in millions, except per diluted share amounts):

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

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Below are our Revenues and Operating Margins and Key Performance Indicators for the three months ended March 31, 2013 and 2012. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Three Months Ended March 31,		Increase/ (Decrease)
	2013	2012	2013 vs. 2012
			Variance
			Dollar		%
Product Sales Revenues:
New gaming machine sales revenues	$80.7	$91.4	$(10.7)		(11.7)
Other product sales revenues	17.5	19.2	(1.7)		(8.9)

Total product sales revenues	$98.2	$110.6	$(12.4)		(11.2)

Average sales price per new unit	$15,344	$15,233	$111		0.7
New unit shipments to the U.S. and Canada	3,619	4,598	(979)		(21.3)
New unit shipments to International markets	1,644	1,395	249		17.8

Total new units on which revenue was recognized	5,263	5,993	(730)		(12.2)
Used units shipments	1,060	1,267	(207)		(16.3)

Total units shipments	6,323	7,260	(937)		(12.9)

Conversion kit units sales	2,915	3,900	(985)		(25.3)
Cost of product sales	$49.2	$53.3	$(4.1)		(7.7)
Gaming Operations Revenues:
Participation revenues	$57.6	$56.4	$1.2		2.1
Interactive products and services revenues	17.1	1.0	16.1		nm
Other gaming operations revenues	5.0	8.0	(3.0)		(37.5)

Total gaming operations revenues	$79.7	$65.4	$14.3		21.9

Installed base of participation units at period end	9,684	9,389	295		3.1
Average installed participation units	9,319	9,115	204		2.2
Average daily revenue per participation unit	$68.65	$68.06	$0.59		0.9
Cost of gaming operations	$14.8	$12.6	$2.2		17.5

Total revenues	$177.9	$176.0	$1.9		1.1
Total operating income	$5.2	$31.2	$(26.0)		(83.3)
Total operating margin	2.9%	17.7%	(1,480	)bp	(83.6)
Net income	$7.5	$22.1	$(14.6)		(66.1)
Earnings Per Share:
Basic	$0.14	$0.40	$(0.26)		(65.0)
Diluted	$0.14	$0.40	$(0.26)		(65.0)

bp	basis points

Revenues

Total revenues for quarter ended March 31, 2013, increased 1.1% or $1.9 million, compared to the March 31, 2012 quarter, reflecting:

•	A $10.7 million, or 11.7%, decrease in new unit sales revenue as a result of:

•	A 730 unit, or 12.2%, decrease in new units sold as:

•

New units sold in the United States and Canada totaled 3,619 units, a decrease of 21.3%, in the March 2013 quarter. Replacement units, inclusive of the Canadian VLT units, shipped to U.S. and Canadian customers increased 19.5% over the prior-year period to 3,360 units, while new gaming machine sales for new casino openings and expansions totaled 259 units compared to approximately 1,800 units in the March 2012 quarter. Sales of Bluebird xD units accounted for 19.9% of total new units sold in the March 2013 quarter and 24.1% of total new units sold in the March 2012 quarter and sales of Blade units, which were launched in March 2013, accounted for 18.3% of total new units.

•

International new units sold increased 17.8% from the prior year to 1,644 units, and represented 31.2% of global shipments compared to 23.3% in the March 2012 quarter reflecting increased shipments of our new Bluebird2 lite cabinet for select international markets.

•

During the March 2013 quarter, we estimate we lost revenue for more than 200 new Illinois VGTs due to our inability to serve the market long-term given existing Illinois law prohibits the supplier of the state monitoring system (currently Scientific Games) from also selling VGTs, which will be the case upon the closing of the acquisition.

•

A 0.7% increase in the average selling price of new gaming machines to $15,344, principally reflecting the introduction of the new Blade cabinet, partially offset by the lower average selling prices associated with VLTs and the new Bluebird2 lite cabinet for select international markets, as well as the impact of the competitive marketplace and until the launch of the new Blade cabinet in March 2013, our current line-up of gaming cabinets being amongst the oldest in the industry.

•

A $1.7 million, or 8.9%, decrease in other product sales revenues, reflecting lower conversion kit sales revenue compared to the year-ago period and lower used gaming machine revenues as a result of a lower number of unit sales than the year-ago period as:

•	We earned revenue on approximately 2,915 conversion kits in the March 2013 quarter, compared to approximately 3,900 conversion kits in the prior-year period; and

•

We sold 1,060 used gaming machines at a lower average price during the March 2013 quarter, compared to 1,267 used gaming machines in the prior-year period. The average sales price of used gaming machines decreased in the March 2013 quarter principally reflecting market prices declining for our used Bluebird gaming machines.

•	Participation revenues were up $1.2 million, or 2.1%, due primarily to:

•

The average installed base of participation gaming machines in the March 2013 quarter increased 204 units year over year. We were able to increase the installed base by 295 units at March 31, 2013, from March 31, 2012.

•	Overall average revenue per day increased by $0.59 or 0.9%, from the prior year principally reflecting higher average revenue per day.

•

A $16.1 million increase in interactive products and services revenue, primarily reflecting the July 2012 launch of our Jackpot Party Social Casino on Facebook and continued growth in the UK online gaming revenues.

•

Other gaming operations revenue decreased by 37.5%, or $3.0 million, from the prior year principally reflecting lower royalty revenues from licensing proprietary intellectual property and technologies.

We expect to generate modest revenue growth in fiscal 2013 and fiscal 2014 as we increase our global market penetration due to launching new products and gaming cabinets, expanding market distribution opportunities, growing our participation installed base through the introduction of new and innovative participation games and increasing revenues from our interactive products and services and networked gaming operations. Likewise in fiscal 2013 and 2014, we expect modest improvements in lowering the cost of our gaming machines resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools to improve quality and eliminate waste, improved results from our strategic sourcing initiatives and the benefits from ongoing efforts to level the production schedule throughout each quarter, which will be partially offset by the impact of higher VLT sales which have a lower average selling price than our Class III gaming machines.

Our cost of product sales and cost of gaming operations may not be comparable to other companies as they exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item, and distribution expenses included in the selling and administration line item (in millions of dollars):

	Three Months Ended March 31,		Increase/ (Decrease)
	2013	2012	Dollar	Percent
Depreciation and amortization
Cost of product sales	$2.2	$1.5	$0.7	46.7%
Cost of gaming operations	19.9	14.6	5.3	36.3
Distribution expenses	6.2	5.6	0.6	10.7

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Three Months Ended March 31,		Increase/ (Decrease)
	2013	2012	Amount		%
Costs and Expenses:
Cost of product sales	$49.2	$53.3	$(4.1)		(7.7)%
As a percentage of product sales revenues	50.1%	48.2%	190 bp		3.9
Cost of gaming operations	14.8	12.6	2.2		17.5
As a percentage of gaming operations revenues	18.6%	19.3%	(70	)bp	(3.6)
Research and development expense	29.9	22.1	7.8		35.3
As a percentage of total revenues	16.8%	12.6%	420 bp		33.3
Selling and administrative expense	47.1	33.7	13.4		39.8
As a percentage of total revenues	26.5%	19.1%	740 bp		38.7
Depreciation and amortization expense	31.7	23.1	8.6		37.2
As a percentage of total revenues	17.8%	13.1%	470 bp		35.9

Total costs and expenses	$172.7	$144.8	$27.9		19.3%

Cost of product sales was $49.2 million, or 50.1% of product sales revenues, for the March 2013 quarter, compared to $53.3 million, or 48.2% of product sales revenues, for the prior-year period. The March 2013 quarter reflects: fixed overhead costs not being fully absorbed by the lower number of units sold and the impact of the lower-priced VLT units and Bluebird2 lite cabinets for select international markets.

Cost of gaming operations was $14.8 million, or 18.6% of gaming operations revenues, for the March 2013 quarter, compared to $12.6 million, or 19.3% of gaming operations revenues for the prior-year period. The March 2013 quarter primarily reflects: the significantly higher mix of interactive product and services revenues which have a lower cost as a percentage of revenues; partially offset by unfavorable jackpot expense experience on wide-area progressive game.

Research and development expenses increased 35.3% to $29.9 million in the March 2013 quarter, compared to $22.1 million in the prior-year period. The year-over-year increase reflects:

•	Higher development costs for our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio; and

•	Increase in spending for our interactive products and services including the impact of the two acquisitions in the June 2012 quarter.

Selling and administrative expenses increased 39.8%, or $13.4 million, to $47.1 million in the March 2013 quarter, compared to $33.7 million in the prior-year period while increasing by 740 basis points as a percentage of revenues to 26.5%. The year-over-year increase reflects:

•	Increased spend in our online marketing costs to expand the player base for interactive products and services;

•	Incremental costs for our networked gaming and interactive products and services including the impact of the two acquisitions in the June 2012 quarter;

•	Incremental expenses related to our implementation of an upgraded enterprise-wide ERP system; and

•	Increased pre-tax expenses of $7.4 million related to the process our Board of Directors utilized in the sale of the Company and resulting in our merger transaction with Scientific Games.

Depreciation and amortization expense increased by $8.6 million, or 37.2%, to $31.7 million in the March 2013 quarter, compared to $23.1 million in the prior-year period. The increase in depreciation and amortization expense reflects increased capital spending on gaming operations equipment throughout fiscal 2011 and 2012 and the nine months ended March 31, 2013, to upgrade our installed base of participation gaming machines to Bluebird2, Bluebird xD and Gamefield xD gaming machines, depreciation for a new facility that was placed in service in August 2012, amortization of finite-lived intangible assets from our two acquisitions in the June 2012 quarter and depreciation on the upgraded enterprise-wide ERP system which we placed in service in October 2012.

Operating Income and Operating Margin

Our operating income decreased by $26.0 million, or 83.3%, in the March 2013 quarter on a 1.1% increase in total revenues. Our operating margin of 2.9% represented a 1,480-basis point decrease over the 17.7% operating margin achieved in the prior-year period. This decrease reflects:

•	$13.4 million of higher selling and administrative costs;

•	$8.6 million of higher depreciation and amortization expense;

•	$7.8 million of higher research and development costs; partially offset by

•	$3.8 million of higher profit after subtracting cost of product sales and cost of gaming operations from product sales revenues and gaming operations revenues, respectively, all as discussed above.

Interest Expense

We incurred interest expense of $1.0 million and $0.4 million, net of amounts capitalized for construction-in-progress, in the quarters ended March 31, 2013 and 2012, respectively.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net was income of $3.2 million and $2.6 million for the quarters ended March 31, 2013 and 2012, respectively.

Income Taxes

The estimated effective income tax rates were a 1.4% benefit and a 33.8% provision for the quarters ended March 31, 2013 and 2012, respectively.

The March 2013 quarter estimated effective tax rate in comparison to the March 2012 quarter effective tax rate reflects:

•

The retroactive reinstatement of the U.S. Federal Research and Development tax credit of $2.0 million of which approximately $1.6 million related to the period January 1, 2012 through December 31, 2012;

•	A U.S. tax benefit from certain foreign losses;

•	A reduction in our liability for uncertain taxes as the statute of limitations expired on our fiscal 2009 U.S. Federal income tax return and other discrete tax items; and

•	A decrease in estimated annual pre-tax income compared to the March 2012 quarter; partially offset by

•	A lower estimated annualized domestic manufacturing deduction.

The March 2012 quarter estimated effective tax rate in comparison to the March 2011 quarter effective tax rate of 34.9% reflects:

•	A higher estimated domestic manufacturing deduction of $1.4 million;

•	A reduction in our liability for uncertain taxes as the statute of limitations expired on our fiscal 2008 U.S. Federal income tax return and other discrete tax items; and

•	A decrease in estimated pre-tax income compared to the March 2011 quarter; partially offset by

•	No U.S. Federal research and development tax credit in the March 2012 quarter, compared to a research and development tax credit, net of $0.6 million in the March 2011 quarter.

At June 30, 2012, no deferred income tax provision had been recorded for United States Federal taxes related to approximately $39.3 million of undistributed net earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs. We have approximately $27.1 million of cash and cash equivalents in our international subsidiaries at March 31, 2013, and we believe we could readily convert such cash to other currencies including United States Dollars, although based on current banking and governmental regulations we cannot repatriate all of this cash, including approximately $11.6 million of cash and cash equivalents in Argentina.

We believe the impact of not being able to fully repatriate this cash and cash equivalents on the overall liquidity of the Company is immaterial, as at March 31, 2013, we had $58.1 million of unrestricted cash and cash equivalents (which includes the $27.1 million of foreign-based cash), and our annual cash flow from operations was $156.8 million in fiscal 2012 and $91.9 million for the nine months ended March 31, 2013. In addition, we have access to our $400 million amended and restated revolving credit facility that expires in October 2016 of which only $85.0 million was borrowed at March 31, 2013, and, if necessary, could access additional debt or equity offerings.

Earnings Per Share

The decrease in earnings per share in the March 2013 quarter is attributable to the decrease in net income for the quarter, largely related to lower revenues and higher expenses including the $0.09 earnings per diluted share impact of incremental expenses and the $0.02 earnings per diluted share impact of lost Illinois VGT revenue opportunities related to the process our Board of Directors utilized in the sale of the Company resulting in the Merger; partially offset by a lower effective income tax rate due to discrete tax items. Diluted earnings per share decreased 65.0% to $0.14 for the quarter ended March 31, 2013, from $0.40 for prior-year period. The share repurchases over the last twelve months did not materially impact the March 2013 quarter earnings per share.

Nine Months Ended March 31, 2013 compared to Nine Months Ended March 31, 2012

Below are our Revenues and Operating Margins and Key Performance Indicators for the nine months ended March 31, 2013 and 2012. This information should be read in conjunction with the Condensed Consolidated Statements of Income included in this report (in millions, except unit and per share data):

	Nine Months Ended March 31,		Increase/ (Decrease)
	2013	2012	2013 vs. 2012
			Variance
			Dollar		%
Product Sales Revenues:
New gaming machine sales revenues	$217.1	$235.4	$(18.3)		(7.8)
Other product sales revenues	53.9	59.8	(5.9)		(9.9)

Total product sales revenues	$271.0	$295.2	$(24.2)		(8.2)

Average sales price per new unit	$15,607	$15,950	$(343)		(2.2)
New units shipments to the U.S. and Canada	8,850	9,887	(1,037)		(10.5)
New units shipments to International markets	5,062	4,870	192		3.9

Total new units on which revenue was recognized	13,912	14,757	(845)		(5.7)
Used units shipments	3,644	5,314	(1,670)		(31.4)

Total units shipments	17,556	20,071	(2,515)		(12.5)

Conversion kit unit sales	6,705	14,400	(7,695)		(53.4)
Cost of product sales	$133.7	$144.8	$(11.1)		(7.7)
Gaming Operations Revenues:
Participation revenues	$169.2	$178.1	$(8.9)		(5.0)
Interactive products and services revenues	39.6	2.9	36.7		nm
Other gaming operations revenues	14.7	17.6	(2.9)		(16.5)

Total gaming operations revenues	$223.5	$198.6	$24.9		12.5

Installed base of participation units at period end	9,684	9,389	295		3.1
Average installed participation units	9,371	9,364	7		0.1
Average daily revenue per participation unit	$65.90	$69.18	$(3.28)		(4.7)
Cost of gaming operations	$43.7	$41.3	$2.4		5.8

Total revenues	$494.5	$493.8	$0.7		0.1
Total operating income	$24.8	$55.7	$(30.9)		(55.5)
Total operating margin	5.0%	11.3%	(630	)bp	(55.8)

Net income	$21.1	$42.0	$(20.9)		(49.8)
Earnings Per Share:
Basic	$0.39	$0.75	$(0.36)		(48.0)
Diluted	$0.39	$0.75	$(0.36)		(48.0)

bp	basis points

Revenues

Total revenues for the nine months ended March 31, 2013, increased 0.1% or $0.7 million, compared to the nine months ended March 31, 2012, reflecting:

•	An $18.3 million, or 7.8%, decrease in new unit sales revenue as a result of:

•	An 845 unit, or 5.7%, decrease in new units sold as:

•

New units sold in the United States and Canada totaled 8,850 units, a decrease of 10.5%, in the nine months ended March 31, 2013. Replacement units shipped to U.S. and Canadian customers increased 13.7% over the prior-year period to 7,520 units due to higher VLT unit shipments, while new gaming machine sales for new casino openings and expansions totaled 1,330 units compared to approximately 3,330 units in the nine months ended March 31, 2012. Sales of Bluebird xD units accounted for 25.3% of new units sold in the nine months ended March 31, 2013, and 29.3% of new units sold in the nine months ended March 31, 2012, and sales of Blade units, which were launched in March 2013, accounted for 6.9% of new units.

•

International new units sold increased 3.9% from the prior year to 5,062 units, and represented 36.4% of global shipments compared to 33.0% in the prior period reflecting increased shipments of our new Bluebird2 lite cabinet for select international markets.

•

While we had customer demand for VGT product in Illinois in both the September and December 2012 quarters, during the three months ended March 31, 2013, we estimate we lost revenue for more than 200 new Illinois VGTs due to our inability to serve the market long-term given existing Illinois law prohibits the supplier of the state monitoring system (currently Scientific Games) from also selling VGTs, which will be the case upon the closing of the acquisition.

•

A 2.2% decrease in the average selling price of new gaming machines to $15,607, principally reflecting a higher mix of lower-priced VLTs and the new Bluebird2 lite cabinet for select international markets, as well as the impact of the competitive marketplace and until the launch of the new Blade cabinet in March 2013, our current line-up of gaming cabinets being amongst the oldest in the industry.

•

A $5.9 million, or 9.9%, decrease in other product sales revenues, reflecting a decrease in conversion kit revenue and used game revenues; partially offset by higher other revenues, including one-time VLT software game set revenues, and part sales revenues as:

•	We earned revenue on approximately 6,705 conversion kits in the nine months ended March 31, 2013, compared to approximately 14,400 conversion kits in the prior-year period; and

•

We sold 3,644 used gaming machines at a higher average price in the nine months ended March 31, 2013, compared to 5,314 used gaming machines in the prior-year period. The average sales price of used gaming machines increased in the nine months ended March 31, 2013 principally reflecting sales of Bluebird2 units which are just beginning to enter the used market and have a higher market value than older used product.

•	Participation revenues were down $8.9 million, or 5.0%, due primarily to:

•

The average installed base of participation gaming machines in the nine months ended March 31, 2013, was flat with the prior year period. We were able to increase the installed base by 295 units at March 31, 2013, from March 31, 2012.

•

Overall average revenue per day decreased by $3.28, or 4.7%, principally reflecting lower average revenue per day in our percentage of coin-in gaming machines due to product performance, general trends in the gaming industry and the competitive marketplace.

•

A $36.7 million increase in interactive products and services revenue, primarily reflecting the July 2012 launch of our Jackpot Party Social Casino on Facebook and continued growth in the UK online gaming revenues.

•

A $2.9 million, or 16.5%, decrease in other gaming operations revenue, primarily reflecting lower royalty revenues from licensing proprietary intellectual property and technologies, operating lease revenue and VLT & lease revenue; partially offset by higher incremental revenue from networked gaming solutions.

Our cost of product sales and cost of gaming operations may not be comparable to other companies as they exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item, and distribution expenses included in the selling and administration line item (in millions of dollars):

	Nine Months Ended March 31,		Increase/ (Decrease)
	2013	2012	Dollar	Percent
Depreciation and amortization
Cost of product sales	$6.3	$4.3	$2.0	46.5%
Cost of gaming operations	55.3	41.8	13.5	32.3
Distribution expenses	18.1	17.6	0.5	2.8

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Nine Months Ended March 31,		Increase/ (Decrease)
	2013	2012	Amount		%
Costs and Expenses:
Cost of product sales	$133.7	$144.8	$(11.1)		(7.7)%
As a percentage of product sales revenues	49.3%	49.1%	20	bp	0.4
Cost of gaming operations	43.7	41.3	2.4		5.8
As a percentage of gaming operations revenues	19.6%	20.8%	(120	)bp	(5.8)
Research and development expense	84.2	70.2	14.0		19.9
As a percentage of total revenues	17.0%	14.2%	280	bp	19.7
Selling and administrative expense	119.4	105.2	14.2		13.5
As a percentage of total revenues	24.1%	21.3%	280	bp	13.1
Impairment and restructuring charges	0.0	9.7	(9.7)		(100.0)
As a percentage of total revenues	0.0%	2.0%	(200	)bp	(100.0)
Depreciation and amortization expense	88.7	66.9	21.8		32.6
As a percentage of total revenues	17.9%	13.5%	440	bp	32.6

Total costs and expenses	$469.7	$438.1	$31.6		7.2%

Cost of product sales was $133.7 million, or 49.3% of product sales revenues, for the nine months ended March 31, 2013, compared to $144.8 million, or 49.1% of product sales revenues, for the prior-year period. The nine months ended March 31, 2013, reflects: progress on lowering the cost of product, coupled with lower costs per new gaming machine sold with a higher mix of lower cost VLT and Bluebird2 lite units.

Cost of gaming operations was $43.7 million, or 19.6% of gaming operations revenues, for the nine months ended March 31, 2013, compared to $41.3 million, or 20.8% of gaming operations revenues for the prior-year period. The nine months ended March 31, 2013, primarily reflects the impact of significantly higher interactive products and services revenues which have a lower cost as a percentage of revenues, partially offset by the unfavorable WAP jackpot experience in the nine months ended March 31, 2013.

Research and development expenses increased 19.9% to $84.2 million in the nine months ended March 31, 2013, compared to $70.2 million in the prior-year period. The year-over-year increase reflects:

•	Higher development costs for our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio; and

•	Increase in spending for our interactive products and services, including the impact of the two acquisitions in the June 2012 quarter.

Selling and administrative expenses increased 13.5%, or $14.2 million, to $119.4 million in the nine months ended March 31, 2013, compared to $105.2 million in the prior-year period while increasing by 280 basis points as a percentage of revenues to 24.1%. The year-over-year increase reflects:

•	Increased spend in our online marketing costs to expand the player base for interactive products and services;

•	Incremental costs for our networked gaming and interactive products and services, including the impact of the two acquisitions in the June 2012 quarter;

•	Incremental expenses related to our implementation of an upgraded enterprise-wide ERP system; and

•	Increased expenses of $9.9 million related to the process our Board of Directors utilized in the sale of the Company and resulting in our merger transaction with Scientific Games; partially offset by

•	$4.3 million of non-cash charges recorded in the nine months ended March 31, 2012, to write-down receivables following government enforcement actions at certain casinos in Mexico.

The nine months ended March 31, 2012, results include $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities.

Depreciation and amortization expense increased by $21.8 million, or 32.6%, to $88.7 million in the nine months ended March 31, 2013, compared to $66.9 million in the prior-year period. The increase in depreciation and amortization expense reflects increased capital spending on gaming operations equipment throughout fiscal 2011 and 2012 and the nine months ended March 31, 2013, to upgrade our installed base of participation gaming machines to Bluebird2, Bluebird xD and Gamefield xD gaming machines, depreciation for a new facility that was placed in service in August 2012, amortization of finite-lived intangible assets from our two acquisitions in the June 2012 quarter and depreciation on the upgraded enterprise-wide ERP system which we placed in service in October 2012.

Operating Income and Operating Margin

Our operating income decreased by $30.9 million, or 55.5%, in the nine months ended March 31, 2013, on a 0.1% increase in total revenues. Our operating margin of 5.0% represented a 630-basis point decrease over the 11.3% operating margin achieved in the prior-year period. This decrease reflects:

•	$21.8 million of higher depreciation and amortization expense; and

•

$14.2 million of higher selling and administrative costs, including $9.9 million pre-tax impact of incremental expenses related to the process our Board of Directors utilized in the sale of the Company resulting in the Merger;

•	$14.0 million of higher research and development costs; partially offset by

•	$9.4 million of higher profit after subtracting cost of product sales and cost of gaming operations from product sales revenues and gaming operations revenues, respectively; and

•	$9.7 million of lower impairment and restructuring costs, all as discussed above.

Interest Expense

We incurred interest expense of $2.7 million and $1.2 million, net of amounts capitalized for construction-in-progress, in the nine months ended March 31, 2013 and 2012, respectively.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net was income of $9.5 million in both the nine months ended March 31, 2013 and 2012.

Income Taxes

The estimated effective income tax rates were approximately 33.2% and 34.4% in the nine months ended March 31, 2013 and 2012, respectively.

The nine months ended March 31, 2013, estimated effective tax rate in comparison to the nine months ended March 31, 2012 effective tax rate reflects:

•

The retroactive reinstatement of the U.S. Federal Research and Development tax credit of $2.0 million of which approximately $1.2 million related to the period July 1, 2012, through March 31, 2013 and approximately $0.8 million related to the period January 1, 2012, through June 30, 2012; and

•	A U.S. tax benefit from certain foreign losses; partially offset by

•	A decrease in estimated annual pre-tax income compared to the nine months ended March 2012; and

•	A lower estimated annualized domestic manufacturing deduction.

The nine months ended March 31, 2012, estimated effective tax rate in comparison to the nine months ended March 31, 2011, effective tax rate of 33.6% reflects:

•	A higher estimated annualized domestic manufacturing deduction of $1.4 million;

•

The retroactive reinstatement of the U.S. Federal research and development tax credit in the quarter ended December 31, 2010, of $2.4 million of which approximately $0.02 earnings per diluted share related to the period January 1, 2010, through June 30, 2010;

•	A reduction in our liability for uncertain taxes as the statute of limitations expired on our fiscal 2008 U.S. Federal income tax return and other discrete tax items; and

•	A decrease in estimated pre-tax income compared to fiscal 2011.

Earnings Per Share

The decrease in earnings per share in the nine months ended March 31, 2013 is attributable to the decrease in net income for the nine months ended, largely related to lower revenues and higher expenses including the $0.12 earnings per diluted share impact of incremental expenses and the $0.02 earnings per diluted share impact of lost Illinois VGT revenue opportunities related to the process our Board of Directors utilized in the sale of the Company resulting in the Merger and the $2.0 million alternative minimum tax for Mexico recorded in the December 2012 quarter; partially offset by a lower effective income tax rate due to discrete tax items and a lower number of diluted shares outstanding as a result of our share repurchases over the last twelve months. Diluted earnings per share decreased 48.0% to $0.39 for the nine months ended March 31, 2013, from $0.75 for prior-year period. The share repurchases over the last twelve months favorably impacted the nine months ended March 31, 2013, earnings per share by $0.01.

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

New unit demand for new casino openings and casino expansion increased in fiscal 2012; however, we expect such demand to decrease in fiscal 2013. The macroeconomic challenges due to the economic crisis and the operational challenges that led to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012 and increased competition from our competitors has lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 than in fiscal 2011 and 2010. While our revenues for the nine months ended March 31, 2013, were flat with the prior year period, this resulted from increased revenues from our interactive products and services offsetting the decline in product sales and participation revenues.

Our cash flow from operations is largely dependent on our profitability, the amount of working capital necessary to support our revenue base and extended financing terms. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue and profitability increase or decrease, and the increase or decrease in working capital required to operate our business. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash flow from operations, and, if necessary, proceeds from our revolving credit facility or additional debt or additional equity offerings. We utilize these sources to fund acquisitions, investments in property, plant and equipment, gaming operations equipment and agreements to license or acquire third-party brands, intellectual properties or technologies that we have not developed internally. In addition, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements. With the ongoing uncertainty in the credit and capital markets, there can be no assurance that other sources of capital will be available to us on acceptable terms or at all. Based on past performance and current expectation, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures and other liquidity requirements associated with our existing operations into the foreseeable future. Our primary sources of liquidity are:

•	Existing cash and cash equivalents;

•	Cash flows provided by operating activities; and

•	Debt capacity available under our $400 million amended and restated revolving credit that expires in October 2016 and, if necessary, additional debt or equity offerings.

Selected balance sheet accounts are summarized as follows (in millions):

	March 31, 2013	June 30, 2012	Increase /(Decrease)
			Dollar	Percent
Total cash, cash equivalents, and restricted cash(1)	$69.2	$76.1	$(6.9)	9.1%
Total current assets(A)	503.5	452.3	51.2	11.3
Total assets	1,185.6	1,154.1	31.5	2.7
Total current liabilities(B)	139.5	170.8	(31.3)	(18.3)
Long-term debt	85.0	60.0	25.0	41.7
Stockholders’ equity	912.2	877.3	34.9	4.0
Net working capital (A) – (B)	364.0	281.5	82.5	29.3
Trailing-twelve month statistics:
Average days outstanding for total accounts and notes receivable(2)	200	204	(4)	(2.0)
Inventory turns(3)	3.3	3.5	(0.2)	(5.7)

(1)	Pursuant to various jurisdictional gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents and restricted cash include restricted cash of $11.1 million and $13.8 million as of March 31, 2013, and June 30, 2012, respectively. Cash required for funding WAP systems jackpot payments is considered restricted cash and is not available for general corporate purposes.
(2)	Our average days outstanding for total accounts and notes receivable was less at March 31, 2013, in comparison to June 30, 2012, as the total accounts and notes receivable decreased by $9.2 million over that nine month period; partially offset by the increase in the trailing-twelve month revenue for the period ending March 31, 2013, by $0.6 million from the revenues in the trailing-twelve month period ended June 30, 2012.
(3)	Our inventory turns decreased at March 31, 2013, in comparison to June 30, 2012, due to seasonally lower new unit sales volume and the actual inventory balance increased by $9.5 million from June 30, 2012.

Our net working capital increased $82.5 million from June 30, 2012, and was primarily affected by the following components:

•

A decrease in current liabilities of $31.3 million, or 18.3%, to $139.5 million due to $23.0 million of lower other accrued liabilities primarily due to the timing of tax payments and lower accounts payable of $10.7 million; partially offset $2.4 million of higher accrued compensation and related benefits;

•

An increase in inventories of $9.5 million, or 17.8%, to $62.8 million at March 31, 2013, from $53.3 million at June 30, 2012, due to higher raw materials and higher finished goods. Inventory turns were 3.3x at March 31, 2013, compared to 3.5x at June 30, 2012;

•	A $48.6 million, or 15.1%, aggregate increase in current accounts and notes receivable, deferred income taxes and other current assets; partially offset by

•	A decrease in cash, cash equivalents and restricted cash of $6.9 million.

As described in Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto included in this report, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $58.9 million that are not recorded in our accompanying Condensed Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $69.2 million at March 31, 2013, inclusive of $11.1 million of restricted cash, and cash flow provided by operating activities will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to develop, license or acquire intangibles and other assets, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year although under the terms of our Merger agreement we cannot repurchase any shares. At March 31, 2013, we held approximately 58.8 million pesos, or $11.6 million, of cash and cash equivalents in Argentina. Currently, the Argentine government is imposing restrictions on currency movements that might make it costly or impossible to immediately convert the pesos into U.S dollars and have those dollars transferred outside of Argentina. This creates a foreign currency risk in case of devaluation. We believe that we take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain uncertain. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. For fiscal 2013 and 2014, we expect cash flow provided by operating activities to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and as a result of amending and restating our revolving credit agreement in October 2011, we have access to our $400 million revolving credit facility through October 2016. We will, however, assess market opportunities as they arise.

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

As we introduce new gaming machines that utilize new raw material parts, we reduce the quantity of raw material purchases for existing gaming machines based upon anticipated customer demand and expected end of life production and support of the global installed base of the existing gaming machines. Favorable customer acceptance in excess of estimated customer demand for the new gaming machines can result in excess quantities of raw materials being on-hand for the existing gaming machines. In the December 2008 quarter, we introduced the Bluebird2 gaming machine and the demand for this gaming machine exceeded our expectations, resulting in fewer Bluebird gaming machines being sold. In the March 2012 quarter, we introduced the new Bluebird2e product and in the September 2012 quarter we introduced the Bluebird2 lite cabinet; however, these products were an enhancement of the Bluebird2 product line using substantially all of the same parts. In March 2013, we introduced our new Blade cabinet, which continues to utilize certain elements of the internal componentry in the Bluebird2 and Bluebird2e cabinets. We seek to reduce excess raw materials through several strategies such as: (1) reselling them back to the supplier, (2) using them to maintain our installed base of leased gaming operations machines, (3) selling them to customers to support their existing gaming machines which are recorded as part sales, (4) using them to refurbish used gaming machines, (5) selling them to a third party or (6) scrapping them.

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventories. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. For the three months ended March 31, 2013, we recorded raw material and finished goods inventory write-downs totaling approximately $0.8 million compared to $1.1 million in the prior-year period and $1.6 million and $4.6 million for the nine months ended March 31, 2013, and March 31, 2012, respectively.

Revolving Credit Facility

See Note 9. “Revolving Credit Facility” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

Common Stock Repurchase Program

See Note 10. “Stockholders’ Equity and Equity Compensation Plan – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

Cash Flows Summary

Our cash is utilized to acquire materials for the manufacture of goods for resale, to pay payroll, operating expenses, interest, and taxes and to fund research and development activities, invest in gaming operations equipment, property, plant and equipment and license or acquire intangibles and other non-current assets from third parties and fund share repurchases although under the terms of our Merger agreement we cannot repurchase any shares. Cash flows from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Nine Months Ended March 31,		Change
	2013	2012	Dollar	Percent
Net cash provided by (used in):
Operating activities	$91.9	$106.6	$(14.7)	(13.8)%
Investing activities	(115.4)	(115.3)	(0.1)	(0.1)
Financing activities	21.7	(6.5)	28.2	nm
Effect of exchange rates on cash and cash equivalents	(2.4)	(1.0)	(1.4)	(140.0)

Net decrease in cash and cash equivalents	$(4.2)	$(16.2)	$12.0	74.1%

Operating activities: The $14.7 million decrease in cash provided by operating activities in the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, resulted from:

•	A $20.9 million negative impact from the decrease in net income;

•

A $9.2 million negative impact from a $7.9 decrease from other non-cash items, a $1.1 million negative impact from higher tax benefits from deferred income taxes and a $0.2 million impact from higher tax benefit from exercise of stock options; and

•	An $8.3 million negative impact from higher changes in operating assets and liabilities; partially offset by

•	A $23.7 million positive impact from $23.1 million increase of depreciation and amortization expense and a $0.6 million increase in share-based compensation.

Investing Activities: The $0.1 million increase in cash used by investing activities for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, was primarily due to:

•

A $0.9 million increase in payments to develop, license or acquire long-term intangible and other non-current assets as we invested $10.2 million in the nine months ended March 31, 2013; partially offset by

•	A $0.6 million decrease in the amount invested in gaming operations machines, top-boxes and related equipment during the nine months ended March 31, 2013. to $57.5 million; and

•	A $0.2 million decrease in the amount invested in property, plant and equipment during the nine months ended March 31, 2013, to $47.7 million.

Financing Activities: The $28.2 million increase in cash provided by financing activities for the nine months ended March 31, 2013, compared to the nine months ended March 31, 2012, was primarily due to:

•

Lower treasury stock purchases by $36.9 million in the nine months ended March 31, 2013, as $5.0 million of treasury stock was repurchased compared to $41.9 million in the nine months ended March 31, 2012;

•	Lower debt issuance costs of $2.5 million related to our amended and restated credit facility; and

•	A $1.4 million increase in cash received and tax benefits realized from exercised stock options; partially offset by

•	Lower net proceeds of $10.0 million from net borrowings under our revolving credit agreement in the nine months ended March 31, 2013 compared to the prior nine month period; and

•	A $2.6 million increase in additional consideration related to prior year acquisitions in the nine months ended March 31, 2013.

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

We also have minimum guaranteed royalty payments amounting to $58.9 million at March 31, 2013, for intellectual property and technologies that are not recorded on our accompanying Condensed Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments.

Our obligations under these arrangements and under other contractual obligations at March 31, 2013, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$26.8	$5.9	$10.0	$2.9	$8.0
Royalty and license fee payments	58.9	1.0	36.1	21.8	—
Accrued WAP jackpot liability	5.4	5.4	—	—	—
Non-cancelable raw material purchase orders	10.4	10.4	—	—	—
Performance bonds	6.3	6.3	—	—	—
Additional consideration, including imputed interest, related to acquisitions	16.1	4.5	11.6	—	—
Payment of revolving credit facility (a)	85.0	—	—	85.0	—
Interest on long-term debt (a)	6.3	1.8	3.6	0.9	—
Other, including guaranteed minimums in employment agreements	19.8	9.3	7.1	1.6	1.8

Total	$235.0	$44.6	$68.4	$112.2	$9.8

(a)	Repayments of principal amounts of borrowings under the revolving credit facility on March 31, 2013, are assumed to occur at the end of term of our revolving credit agreement in October 2016. Interest on long-term debt assumes the amount of debt outstanding at March 31, 2013, remains outstanding thru the end of term and interest is based on the effective interest rate at March 31, 2013, which was 2.1%.

As of March 31, 2013, we had a contingent liability relating to the fees owed to our financial advisor relating to the Merger with Scientific Games. Upon consummation of the transaction closing, we would have a liability of approximately $10.5 million and should the transaction terminate before closing, we would have a liability of approximately $4.6 million.

As of March 31, 2013, we had a liability for unrecognized income tax benefits of $4.2 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for unrecognized income tax benefits. See Note 8. “Income Taxes” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

Indemnifications, Special Purpose Entities and Derivative Instruments, Letters of Credit, Self-Insurance and Product Warranty

See Note 12. “Commitments, Contingencies and Indemnifications” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily associated with interest rate and foreign currency fluctuations. We do not currently hedge either of these risks, or utilize financial instruments for trading or other speculative purposes. As of March 31, 2013, we had total debt outstanding of $85.0 million under the amended and restated revolving credit facility. The effective interest rate on our borrowings at March 31, 2013, was 2.1%. There have been no material changes in our assessment of sensitivity to market risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, we substantially completed an upgrade to our enterprise-wide Oracle ERP system from Oracle 11i to Oracle R12. The upgrade was subject to various testing and review procedures prior to and after execution. We have updated our internal controls over financial reporting, as necessary, to accommodate any modifications to our business processes or accounting procedures due to the ERP system upgrade. Management does not believe the ERP system upgrade has had an adverse effect on our internal controls over financial reporting. Other than the change described above, there have been no changes that have occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not be able to obtain satisfaction of all conditions to complete our merger with a subsidiary of Scientific Games Corporation, including the approval of WMS’ stockholders, in the anticipated timeframe.

As previously announced, on January 30, 2013, WMS, Scientific Games Corporation and two subsidiaries of Scientific Games Corporation entered into the merger agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, a subsidiary of Scientific Games Corporation will merge with and into WMS, with WMS surviving the merger as a wholly owned subsidiary of Scientific Games Corporation.

There are a number of risks and uncertainties associated with the merger and completion of the merger is contingent upon customary closing conditions, including approval of WMS’ stockholders, of the merger and receipt of required regulatory approvals. There can be no assurance that approval of WMS’ stockholders will be obtained, that the required regulatory approvals will be obtained or that such approvals will be obtained without conditions that are not anticipated, that the other conditions of the merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the merger. Furthermore, certain lawsuits have been filed challenging the merger. These lawsuits could result in the merger not being completed or in a delay in the completion of the merger. We can give no assurance that the conditions to the merger will be satisfied. Failure to complete the merger may adversely affect WMS.

While the merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.

As already experienced and whether or not the pending merger is completed, the pending merger may disrupt the current plans and operations of WMS, which could have an adverse effect on our business and financial results. Our employees and other key personnel may have uncertainties about the effect of the pending merger and the uncertainties may impact our ability to retain, recruit and hire key personnel while the merger is pending or if it fails. We may incur unexpected costs, charges or expenses resulting from the merger. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the pending merger and some may be hesitant to do business with us in light of uncertainties about our ability to perform due to the pending merger. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our financial results may be adversely affected.

The pursuit of the merger and preparations for integration have placed and will continue to place a significant burden on many employees and internal resources. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with a combined company, our business and financial results may be adversely affected.

In addition, the merger agreement generally requires WMS to operate our business in the ordinary course of business pending consummation of the merger and it also restricts WMS from taking certain actions with respect to its business and financial affairs without Scientific Games Corporation’s consent, and these restrictions could be in place for an extended period of time if the consummation of the merger is delayed. For these and other reasons, the pendency of the merger could adversely affect our business and financial results.

In the event that the pending merger is not completed, the trading price of WMS common stock and WMS’ future business and financial results may be negatively affected.

The conditions to the completion of the merger may not be satisfied as noted above. If the merger is not completed for any reason, we would still remain liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed merger. Depending on the reasons for not completing the merger, we could also be required to pay a termination fee of $44.3 million. For these and other reasons, a failed merger could adversely affect our business and financial results. Furthermore, if we do not complete the merger, the price of our common stock may decline significantly from the current market price which reflects a market assumption that the merger will be completed with stockholders receiving $26.00 for each share of WMS common stock held.

Our business in international markets is subject to political, market and financial risks.

We face risks associated with doing business in international markets related to political and economic instability, terrorist activity and foreign currency fluctuations. Unstable governments and terrorist activity may adversely affect the number of patrons visiting casinos, which in turn may reduce demand for our products and the financial ability of our casino customers to pay outstanding obligations. Changes in regulatory enforcement, treaties and legislation may affect the international gaming market with respect to gaming regulation, taxation, tariffs and import duties and the legality of gaming operations in some markets. Additionally, we may have increased costs in connection with complying with international laws. Also, foreign governments could impose restrictions on currency movements that might make it costly or impossible to transfer money to the U.S. In fiscal 2012, the governmental authorities in Argentina began limiting the exchange of pesos into dollars and the transfer of funds from Argentina. At March 31, 2013, we held approximately 58.8 million pesos, or $11.6 million, of cash and cash equivalents in our bank accounts in Argentina, up in pesos from 58.0 million pesos, or $12.8 million, at June 30, 2012. During the nine months ended March 31, 2013, we were able to convert pesos to dollars and transferred $22.6 million to our U.S. bank accounts. This has been a dynamic situation and we continue to monitor it closely. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Income Taxes” included in this report.

We substantially completed a major upgrade to our enterprise resource planning system (“ERP”), which process presents a number of significant operational risks.

From time to time, it becomes necessary for us to upgrade our ERP system and other management information systems which are critical to our operational, accounting and financial functions. During the nine months ended March 31, 2013, we substantially completed a major upgrade to our enterprise-wide Oracle ERP system. While the upgrade is substantially complete, the implementation included system revisions, process modifications, integration with other systems, data verification, training of and adaption by our employees. This still continues and requires significant management attention and resources to support. The implementation of an upgrade of this significance carries certain risks, including the risks of inaccurate data or reporting and significant design errors that could have a negative effect on our operating results and impact our ability to manage our business. As a consequence, there is a risk that undetected deficiencies may exist currently and in the future and that they could constitute significant deficiencies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Common Shares

The following table provides information relating to repurchases of our common shares for the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
January 1, 2013 – January 31, 2013	—	$—	—	$148,157,235
February 1, 2013 – February 28, 2013	—	$—	—	148,157,235
March 1, 2013 – March 31, 2013	—	—	—	148,157,235

Total	—	$—	—	$148,157,235

(1)	See Note 10. “Stockholders’ Equity and Equity Compensation Plan” – Common Stock Repurchase Program” to our Condensed Consolidated Financial Statements and Notes thereto included in this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 30, 2013, by and among Scientific Games Corporation, SG California Merger Sub, Inc., Scientific Games International, Inc., and WMS Industries Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 4, 2013, SEC file No. 001-8300.

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1	First Amendment to Gaming Device License Agreement, dated March 12, 2013, by and among Hasbro, Inc., Hasbro International, Inc., and WMS Gaming Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on March 13, 2013, SEC File No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMS INDUSTRIES INC.

Dated: May 9, 2013	By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Authorized Officer and Principal Financial Officer)

WMS INDUSTRIES INC.

Dated: May 9, 2013	By:	/s/ John P. McNicholas Jr.
John P. McNicholas Jr.
Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of January 30, 2013, by and among Scientific Games Corporation, SG California Merger Sub, Inc., Scientific Games International, Inc., and WMS Industries Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 4, 2013, SEC file No. 001-8300.

3.1	Restated Certificate of Incorporation of the Registrant dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1	First Amendment to Gaming Device License Agreement, dated March 12, 2013, by and among Hasbro, Inc., Hasbro International, Inc., and WMS Gaming Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on March 13, 2013, SEC File No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the Commission.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document