Form 10-K
period 2013-06-30
WMS INDUSTRIES INC /DE/
filed 2013-08-29
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the shares of common stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter ended December 31, 2012 was $939,716,707 based on the closing price of the common stock as reported on the New York Stock Exchange of $17.50 per share. For the purposes of this calculation, it is assumed that directors and executive officers of the registrant are affiliates.

On August 26, 2013, the number of shares of common stock outstanding was 54,872,067 shares.

Documents Incorporated By Reference: Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders to be held in 2013 are incorporated by reference in Part III of this Report.

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

Examples of forward-looking statements in this report include, but are not limited to, the following categories of expectations about:

➢

The impact of the pending acquisition of WMS Industries Inc. (“WMS” or the “Company”) by Scientific Games Corporation (“Scientific Games”) on our global business, our strategy, our management and employees and our ability to adequately complete the conditions precedent to close the acquisition;

➢	The impact of the economy on our global business;

➢	Gaming growth, expansion and market opportunities;

➢	Industry replacement demand and demand from new casino openings and expansions;

➢	Further market penetration of our products;

➢	Legislative or regulatory developments and related market opportunities;

➢	Expanding our product lines and improving our position in related markets;

➢	Our ability to introduce new products that perform well in the relevant market;

➢	The timing, features, benefits and expected success of new product introductions;

➢	The advantages offered to customers by our products and product features;

➢	Our market share, competitive advantages and relative leadership position;

➢	The timing of the introduction, market penetration, growth, revenues and profits from networked gaming systems and applications and interactive gaming products and services;

➢	Increasing growth or contributions from certain non-gaming machine products and services;

➢	Our ability to acquire, develop or protect intellectual property;

➢	Our ability to benefit from and effectively integrate and utilize licensed or acquired intellectual property and technologies;

➢	Financial results or expectations for fiscal year 2014 and future periods, including capital spending and uses of cash;

➢	Factors impacting future operating margins and expectations about future tax rates;

➢	Demand for operating leases by customers;

➢	Future costs of restructuring or realigning our business;

➢	Our access to and the availability of capital and credit resources to fund future operating requirements, capital expenditures and payment obligations;

➢	The impact of recently adopted accounting pronouncements;

➢	Mergers and acquisitions, including the expected benefits of completed acquisitions; and

➢	The outcome and expense of litigation.

Actual results could differ materially from those expressed or implied in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties. See Item 1A. Risk Factors in this report for a discussion of these and other risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements are guaranteed.

Certain forward-looking statements contained herein reflect our current expectations, plans and strategies (including, without limitation, with respect to new products and services, entry into new markets, levels of anticipated spending or investment, and expectations as to shipments or the cost of products), all of which speak only as of the date of this document and any of which may change materially in the future. In particular, in the event the Merger is completed, our current expectations, plans and strategies may change as WMS is integrated into Scientific Games. There can be no assurance that Scientific Games’ expectations, plans and strategies with respect to WMS or the combined company following the Merger will be consistent with our current expectations, plans and strategies. Moreover, we cannot predict the impact of any changes to our current expectations, plans or strategies on the financial condition or results of operations of WMS or the combined company.

PART I

ITEM 1. BUSINESS

General

WMS is a leading supplier of innovative gaming entertainment products and services worldwide. We design, develop, manufacture, distribute and market casino games and gaming machines, video lottery terminals (“VLTs”), video gaming terminals (“VGTs”) and interactive gaming products and services. As regulated markets legalize interactive gaming, we intend to enter and do business in those markets. Our fiscal year begins on July 1 and ends on June 30.

On January 30, 2013, WMS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Scientific Games, Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games, and SG California Merger Sub, Inc., a wholly owned subsidiary of Scientific Games (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into WMS, with WMS surviving as a wholly owned subsidiary of Scientific Games (the “Merger”). The Merger Agreement was unanimously approved by our Board of Directors. At the effective time of the Merger, each share of WMS’ common stock issued and outstanding immediately prior to such time, other than our treasury shares, shares owned by Scientific Games or Merger Sub, and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will be automatically cancelled and converted into the right to receive $26.00 in cash, without interest, on the terms and subject to the conditions set forth in the Merger Agreement. None of our stockholders exercised appraisal rights.

Consummation of the Merger is subject to customary conditions, which at this point include without limitation (i) receipt and effectiveness of specified licenses, permits, and other approvals, issued by certain governmental authorities in relation to our business and (ii) other customary closing conditions. On March 11, 2013, we received notice from the Federal Trade Commission of the early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended. In addition on May 10, 2013, WMS stockholders approved the Merger Agreement. At this time, we expect to consummate the Merger in the fall of calendar 2013. The Merger Agreement contains certain limitations on the operations of WMS during the period prior to the effective time of the Merger, including a prohibition on share repurchases by the Company. During the fiscal year ended June 30, 2013, we incurred approximately $13.5 million of pre-tax charges, which are recorded in selling and administrative expenses, related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger.

Following consummation of the Merger, there will be no public market for our common stock which will cease to be traded on the New York Stock Exchange (“NYSE”), and we will no longer be required to file periodic reports with the Securities and Exchange Commission (“SEC”).

A description of the Merger Agreement and the Merger is contained in our definitive proxy statement dated April 8, 2013, which was first mailed to our stockholders on or about April 11, 2013.

Our gaming machine products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in approximately 161 international gaming jurisdictions. We either sell our products outright, which we include in product sales revenues, or we lease our participation gaming machine products, which we include in our gaming operations revenues. We offer our customers a wide range of leasing options. We also derive product sales revenues from the sale of parts and conversion kits. We also earn gaming operation revenues from licensing our game themes and other intellectual property to third parties, and beginning in fiscal 2011, providing a networked gaming system and applications to casinos and, also beginning in fiscal 2011, online gaming and in fiscal 2012, social, casual and mobile gaming. In July 2012, we grouped together all of our worldwide online social, casual and mobile gaming initiatives to focus on their growth, development and operational execution and to optimize the expected benefits of interactive gaming initiatives for casino operators and their players. We expect to facilitate the continued expansion, investment, evolution and extension of our interactive gaming products and services and increase our focus on this rapidly evolving growth area.

We seek to develop games and gaming machines that offer high entertainment value to casino patrons and generate greater revenues for casinos and other gaming machine operators than the games and gaming machines offered by our competitors. We port the games we develop for casinos onto the platforms we use to provide our interactive gaming products and services as well as to VLTs. Our gaming products feature advanced graphics, digital sound and engaging games, and most games incorporate secondary bonus rounds. Certain games are based on licensed, well-recognized brands such as MONOPOLYTM, THE WIZARD OF OZTM, THE LORD OF THE RINGSTM and CLUE™ themes and substantially all of our games and gaming machines utilize technologies and intellectual property licensed from third parties. In designing our games and gaming machines, our designers, engineers, artists and development personnel build upon our more than 60 years of experience in designing and developing novel and entertaining products from jukeboxes and pinball games to video and arcade games and, now, games and gaming machines for the global gaming industry. We utilize our unique Player Driven InnovationTM approach in the development of new games and technologies to create innovative products.

Our primary manufacturing facility is located in the United States, with development or distribution offices located in the United States, Argentina, Australia, Canada, China, India, Mexico, South Africa and Spain. We also have an online gaming operations center in the United Kingdom; with our acquisition of Jadestone Group AB and Jadestone Networks (Malta) Ltd. (“Jadestone”) in late fiscal 2012, we have a development, operations center and administrative office in Sweden (see “Acquisitions” below); and with our acquisition of Genesis Communications, Inc., d/b/a Phantom EFX, LLC (“Phantom”) in late fiscal 2012, we have a development, distribution and administrative office in Iowa (see “Acquisitions” below). The acquisitions of both Jadestone and Phantom, individually and collectively, are not significant subsidiaries as defined in Regulation S-X promulgated under the U.S. Federal Securities laws, and are immaterial to our Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows. We conduct our business through our subsidiaries, including WMS Gaming Inc. (“WMS Gaming”), Williams Interactive LLC, Jadestone and Phantom, which market our products under the WMS, WMS Gaming, Jadestone and Phantom trademarks. For information about our revenues and assets outside of the United States, see Note 17. “Information on Geographic Areas” to our Consolidated Financial Statements.

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

WMS was incorporated in Delaware on November 20, 1974 under the name Williams Electronics, Inc. WMS succeeded to the amusement game business that had been conducted for almost 30 years prior to 1974 by our predecessors and entered the gaming machine market beginning in the 1990’s. Our principal executive offices are located at 800 South Northpoint Blvd. Waukegan, Illinois 60085, and our telephone number is (847) 785-3000. Our Internet website address is www.wms.com. Information contained on our website is not part of this Report. Through our Internet website, we make available, free of charge, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after the information has been filed with or furnished to the SEC. We will also provide electronic or paper copies of these reports free of charge upon request to our principal executive office, Attention: Investor Relations. Additionally, the following WMS information is available through the Investor Relations link of our website: code of conduct, corporate governance guidelines, by-laws and charters for our Audit and Ethics Committee, Compensation Committee, and Nominating and Corporate Governance Committee. Copies of any materials we file with the SEC are also available at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Company and Product and Services Overview

Our products consist of innovative and differentiated games, video gaming machines, mechanical reel gaming machines, VLTs, VGTs, online gaming products and services and social, casual and mobile gaming products and services. We were one of the original developers and pioneers of video gaming machines in the U.S. market and through a continued focus on creativity and innovation, we have introduced a variety of new and differentiated products to the gaming machine market. We strive to develop highly entertaining games that incorporate engaging game play, themes, intellectual properties and advanced technologies, exciting winning combinations, advanced graphics and digital music and sound effects. A gaming machine, a VLT and a VGT consist of three primary elements: (1) the gaming machine cabinet hardware; (2) the operating system software; and (3) the game theme software. Each gaming machine contains operating system software, which we refer to as a “game platform”. The game platform manages the software needed to operate the gaming machine. Game platforms and the related computer systems are constantly updated and revised to keep pace with the ever-increasing complexity of modern game play, technology and regulatory requirements. The change in these requirements is driven by, among other things, changes in consumer demand, capacity, security and regulation. CPU-NXT® and CPU-NXT2 operating systems are the primary game platforms for substantially all of our video and mechanical reel gaming machine, VLT and VGT products in casinos today. We introduced our next-generation CPU-NXT3 platform in the June 2012 quarter for two of our new participation games and it also is the platform used in all of our new Blade™ and Gamefield xD™ cabinets that we introduced in the March 2013 quarter. We intend to transition all of our game development to this new platform over the next few years while continuing to support previous platforms.

Our games typically integrate secondary bonus rounds as additions to the primary game to create a game-within-a-game for more exciting and interactive play. If players attain certain winning combinations on the primary game, they continue on to play a secondary game for a chance at winning additional bonuses without additional wagering. The player can win in both the primary game and the secondary game. In our secondary bonus games, the player often has various choices to make regarding the bonus features. For example, in some games the player can select from a variety of tokens or characters to obtain or reveal the bonus and, in other games, the player is awarded free spins. Amusing, entertaining and familiar graphics and musical themes add to the player appeal of our games.

We generate revenues in two principal ways: product sales and gaming operations. In product sales, we sell to casinos and other gaming machine operators new and used gaming machines, VLTs and VGTs, conversion kits (including game, hardware or operating system conversions) and parts. In gaming operations, we license our game content and intellectual property to third parties for distribution; we earn revenues from operating an online gaming site, offering non-wagering social games on Facebook® and on the Apple® iOs system for iPhone® and iPad® platforms, and the Android® platform; offering our games on third-party online gaming platforms that are interoperable with our game servers and selling select WMS games that have been ported to operate on mobile devices and PC’s; we earn revenues from placing our networked gaming system and applications, which is a system that links groups of networked-enabled gaming machines to a server in the casino data center, and we lease gaming machines and VLTs to casinos and other licensed gaming machine operators under operating leases where the lease payments are based upon: (1) a percentage of the casino’s net win, which is the earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees or; (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee and a percentage of the coin-in. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; standalone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT, VGT and other leases. We refer to WAP, LAP and standalone participation gaming machines as “participation games”.

Our interactive gaming products and services currently include: (i) our social gaming pursuits that began as a joint co-development effort to create our Lucky Cruise™ social casino for Facebook and also includes Jackpot Party® Social Casino on Facebook; (ii) our UK-based JackpotParty.com online casino; (iii) providing a fully managed, end-to-end online casino site in Belgium in collaboration with Groupe Partouche; (iv) the integration of Jadestone’s game servers with customers’ online gaming platforms for broader distribution of our game library online; (v) mobile online and social gaming that has extended our gaming content distribution into the social, casual and mobile channels; and (vi) our award-winning, cloud-based Player’s Life® Web Services that links casino-based entertainment with non-wagering entertainment features at home or on mobile devices.

Given the continuing lower levels of capital spending by casinos over the three years ended June 30, 2011 and with no leading indicators suggesting that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and the beginning of fiscal 2012. We still believe our long-term vision is intact but, as a result of this review, we refined our product plans and restructured our organization. Specifically, we streamlined our product management and product development functions, simplified our product plans and further prioritized on-time commercialization of new game themes, products and portal applications. Some of the product, operational and other decisions made in this review led to impairment, restructuring, asset write-downs and other charges, net of $24.0 million pre-tax, or $0.26 per diluted share, recorded in the June 2011 quarter and for fiscal 2011 we recorded $27.8 million pre-tax, or $0.28 per diluted share, for such net charges.

In addition, we implemented a broader restructuring, and recorded additional impairment, restructuring and other charges in the September 2011 quarter amounting to $14.0 million pre-tax, or $0.17 per diluted share and for fiscal 2012, we recorded $13.3 million pre-tax, or $0.16 per diluted share for such net charges. These restructuring actions were expected to better direct resources, focus on near-term revenue opportunities and reduced our overall organizational staffing by approximately 10% to a level that better correlated with the existing operating environment, while maintaining our ability to create great games that engage current players and attract new players.

Revenue information for the past three years includes ($ in millions):

	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Revenues:
Product sales	$390.4	56.0%	$428.3	62.1%	$489.2	62.5%
Gaming operations	306.9	44.0	261.4	37.9	294.1	37.5

Total revenues	$697.3	100.0%	$689.7	100.0%	$783.3	100.0%

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

Product Sales

We offer the following products for sale:

➢

Video gaming machines. Our video gaming machines contain games where casino patrons wager multiple coins on multiple pay-lines, in our WMS Bluebird®2, Bluebird xD™, Bluebird2e, and beginning in the March 2013 quarter, Blade branded gaming cabinets that combine advanced graphics, digital music and sound effects and secondary bonus games. In many of our video products, the primary game features a video screen that simulates traditional mechanical reel spinning action. In addition, we have developed games that have innovative variations on the movement and play action of the symbols on the video screen, such as our Cascading ReelsTM and Rotating Wild® series. In the bonus round, the video screen can display a variety of amusing, interactive themed content. Depending on the game, the player can wager hundreds of coins per play. We have a strong player following in this product segment since the successful introduction of our Reel ‘em In® game in 1997. We introduced 48 new video games for sale during fiscal 2013 and 52 new video games in fiscal 2012.

➢

Mechanical reel gaming machines. Our product line of mechanical reel gaming machines in our Bluebird2, Bluebird xD and Bluebird2e cabinets include five-reel and three-reel; single-line and multi-line; multi-coin games that are powered by the same CPU-NXT and CPU-NXT2 operating systems as our video gaming machines. Our mechanical reel products feature state-of-the-art lighting and sound elements that make our gaming machines stand out on a casino floor. With the launch of our Bluebird2 mechanical reel gaming machines in fiscal 2009, all of our mechanical reel gaming machines now feature our Transmissive Reels® technology, which combines both traditional mechanical reel spinning technology with video technology in a single gaming machine. We introduced 8 new mechanical reel games in fiscal 2013 and 18 mechanical reel games in fiscal 2012.

➢

Parts sales, conversion kits and used games. We sell replacement parts and game conversion kits for our Bluebird, Bluebird2, Bluebird xD, Bluebird2e and Blade gaming machines. We also sell CPU-NXT2 hardware and operating system conversion kits, which enable casinos to upgrade Bluebird gaming machines to obtain all the features and functionality of the CPU-NXT2 operating system and the networked gaming functionality for a lesser price compared to the purchase of a Bluebird2, Bluebird xD or Bluebird2e networked-enabled gaming machine. An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due to changes in demand in general for used gaming machines. We sell these trade-ins as-is or refurbish the used gaming machines before resale. We also sell participation gaming machines, after refurbishment, as used gaming machines when we no longer need them in gaming operations and we also harvest parts from Bluebird participation gaming machines to sell to customers as spare parts to support the estimated over 50,000 of such gaming machines still in casinos today. We expect that our revenues from these sources will increase in the future to the extent our installed base of sold gaming machines continues to grow.

A summary distribution by major category of our product sales revenues is as follows:

	Year Ended June 30,
	2013	2012	2011
Video gaming machines	81.4%	68.3%	64.8%
Mechanical reel gaming machines	1.1	9.6	17.6
Other product sales:
Conversions	7.5	11.2	6.3
Used gaming machines	3.7	7.0	7.6
Other revenues	6.3	3.9	3.7

Total	100.0%	100.0%	100.0%

Gaming Operations

Gaming operations includes the following:

➢

Participation games. Participation games, which are gaming machines owned by us that we lease based upon any of the following payment methods: (1) a percentage of the casino’s net win; (2) fixed daily fees; or (3) a percentage of the coin-in or a combination of a fixed daily fee plus a percentage of the coin-in. We have the ability to lease these gaming machines on a participation basis because of the superior performance of the game and/or the popularity of the brand, which generates higher wagering and net win to the casinos or gaming machine operators than the gaming machines we sell outright. Our participation games include the following categories:

➢

WAP participation games. WAP games are electronically linked gaming machines that are located across multiple casinos within a single gaming jurisdiction, or across Native American gaming jurisdictions. The linked gaming machines contribute to and compete for large, system-wide progressive jackpots and are designed to increase gaming machine play for participating casinos by giving the players the opportunity to win a larger jackpot than on a non-linked gaming machine. We create WAP games using our proprietary brands and licensed brands such as MONOPOLY, THE WIZARD OF OZ, SPIDER-MAN™, THE LORD OF THE RINGS and WILLY WONKA and THE CHOCOLATE FACTORY™ themes. We operate WAP systems in Arizona, Colorado, Mississippi, Missouri, Nevada and New Jersey and in Native American casinos. We often leverage our WAP games by also using them on local-area progressive systems or standalone participation gaming machines in those jurisdictions where we do not operate a WAP system. WAP participation games typically are leased where the lease payment is based on a percentage of the amount wagered or a combination of a fixed daily fee plus a percentage of the amount wagered. WAP participation games generate our highest daily lease rate; however, we are responsible for funding the WAP jackpot award. Effective July 1, 2011, to comply with an Accounting Standard Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”), we no longer record any expense for the base jackpot liability for the progressive jackpots on our WAP gaming machines until the progressive jackpot liability is won by the casino patron.

➢

LAP participation games. A LAP system electronically links gaming machines that are located within a single casino to a progressive jackpot for that specific casino. Our LAP gaming machines feature games using our proprietary brands such as Jackpot Party Progressive®, Life of Luxury® Progressive, Reel ‘em In: Greatest Catch™, Kingdom of the Titans®, Treasures of the World™ themes, as well as licensed brands such as THE GODFATHER® theme. Our LAP products leverage both exclusive brand names and game play intellectual property, and typically offer players the chance to win multiple progressive jackpots, all of which tend to result in a higher average bet on these games. Net win per gaming machine on LAP systems is generally similar to non-linked standalone gaming machines on a casino floor. LAP participation games are leased where we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee.

➢

Standalone participation games. We lease certain participation games on a non-linked basis, which we call standalone games. Our standalone games feature titles, among others, under the MONOPOLY brand and, in those jurisdictions where we do not operate a WAP system, THE WIZARD OF OZ, THE PRICE IS RIGHT®, CHEERS™, THE GAME OF LIFE™ and KISS™ games. Our standalone gaming machines generally feature larger, more elaborate top-boxes and provide game play experiences not possible on a single screen game or on gaming machines that we sell. Standalone participation games are leased and we earn revenue based on a percentage of the daily net win of the gaming machine or a fixed daily fee, or for our games utilizing our Adaptive Gaming® technology, on a percentage of the amount wagered on the game.

The components of our installed base of participation games were as follows:

	Year Ended June 30,
	2013	% of Installed Base	2012	% of Installed Base	2011	% of Installed Base
Installed participation base units at year end, with lease payments based on:
Percentage of coin-in	3,595	36.3%	3,681	38.5%	3,780	38.3%
Percentage of net win	2,849	28.7	2,859	29.9	3,072	31.1
Fixed daily lease rate	3,466	35.0	3,021	31.6	3,018	30.6

Total installed participation base units at year end	9,910	100.0%	9,561	100.0%	9,870	100.0%

Average installed participation base	9,481		9,335		10,046

Other gaming operations revenues are derived from:

➢

Casino-owned daily fee games. This category consists of gaming machines for which the casino purchases the base gaming machine and leases the top-box and game theme from us at a lower fixed daily lease payment than if they were to lease the entire gaming machine. Casino-owned daily fee games typically feature a second liquid crystal display (“LCD”) screen in the top-box that provides additional entertaining bonus experiences for the player. In the case of products offered as casino-owned daily fee games, we also give casinos the option to either lease the complete gaming machine, top-box and game (in which case the unit is classified as a standalone participation game), or to purchase outright the base gaming machine, top-box and game at a premium price (in which case the revenue is classified as product sales revenue).

➢

VLT and VGT leases. Our VLTs include both video and mechanical reel gaming machines, as well as video poker games while our VGTs include video gaming machines and video poker games. They utilize advanced graphics, digital sound effects and music and other features from our other gaming machines. We offer a variety of multi-game and single-themed VLTs and VGTs. Our VLTs and VGTs may be operated as standalone units or may interface with central monitoring systems operated by government agencies. Our VLTs and VGTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants. In some jurisdictions, VLT and VGT operators can only lease our VLTs and VGTs, in which case the lease payments are classified as other gaming operations revenues. In certain jurisdictions, VLT and VGT operators can purchase outright our VLTs and VGTs, in which case the purchases are classified as product sales revenues. We do not include leased VLTs and VGTs in our installed base of participation games.

➢

Leased for-sale games. Some customers prefer to lease our gaming machines under an operating lease arrangement rather than to purchase them. In these cases, we enter into an operating lease for the gaming machine, for either a fixed daily fee or a percentage of the net win of the gaming machine. Often, the customer is given the option to purchase the leased gaming machine at the end of the lease term at fair value. We do not include leased for-sale gaming machines under operating lease agreements in our installed base of participation games. We believe that more customers may desire to enter into this type of lease as they do not have to allocate capital or upfront cash payments to purchase the gaming machines, and we expect to enter into more operating leases in the years ahead. With operating leases, we record the revenues over the term of the lease, as opposed to an outright product sale or a sales-type financing lease where we record the revenue when the product ships and all of our revenue recognition criteria have been met.

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

➢

Class II and centrally determined systems. In fiscal 2010, we began offering video and mechanical reel gaming machines and VLTs for Class II and certain VLT markets where the game outcome is determined on a central server system which we provided through an agreement with Bluberi Gaming Technologies Inc. (“Bluberi”), a Canadian-based technology firm. In fiscal 2011, we purchased a copy of the central system software from Bluberi and further developed the software, and we are now operating the system ourselves, although we have continuing payment obligations to Bluberi. In late fiscal 2012, we received approval of a CPU-NXT2 based operating system for the Class II markets using our Bluebird2 gaming cabinet and shipped our first gaming machines operating on this new system in the June 2012 quarter. These Class II systems primarily operate in Native American casinos in Washington, Florida and Oklahoma. In certain of these jurisdictions, our customers rent the gaming machine through an operating lease arrangement, in which case the lease payments are shown as gaming operations revenues and in other jurisdictions customers purchase the gaming machines in which case the revenues are shown as product sales revenues. In each case, for the use of the central determination system, we receive either a fixed daily fee or a percentage of the net win generated by the gaming machines or VLTs connected to the system.

➢

Networked gaming. We believe that server-enabled networked gaming (“NG”) will be one of the next significant technologies deployed in the gaming machine industry. NG refers to a networked gaming system that links groups of server-enabled gaming machines to a remote server or servers in each casino’s data center. Once the gaming machines are connected to the server-enabled network, data can transfer between the servers and the gaming machines in real time and new applications, game functionality and system-wide features can be enabled on the gaming machines from the remote server. These networks will require regulatory approval in gaming jurisdictions prior to any implementation. We have been introducing the foundational technologies and hardware for NG to the market through our new participation product lines since the September 2006 quarter. In the June 2011 quarter, we received the first regulatory approval for our WAGE-NET® networked gaming system, the first family of portal applications, the Ultra Hit Progressive® (“UHP”) family, and the first game in the UHP family, the Jackpot Explosion® theme, and since then we have received additional approvals for these products and other networked gaming products in other gaming jurisdictions. At June 30, 2013, we had approximately 2,600 networked gaming machines, which we do not include in our participation footprint, functioning, primarily on a commercial basis, at 115 casino properties globally.

➢	Interactive gaming.

➢

Online Operations: In the December 2010 quarter, we launched a business-to-consumer (“B2C”), online casino website for residents in the United Kingdom, although we did not begin to market the site until February 2011. Our Jackpotparty.com online casino offers a variety of our popular slot games and certain card and table games. We believe the success of our gaming content, technology foundation and interactive capabilities will allow us to provide online capabilities to consumers in other jurisdictions.

➢

Managed Services: In fiscal 2012, we also launched our efforts to provide business-to-business (“B2B”) online gaming services. We entered into an agreement with Groupe Partouche, the largest land-based casino operator in Belgium and one of the largest land-based casino operators in Europe, and beginning in the June 2013 quarter now provide a fully managed, end-to-end online casino site in Belgium.

➢

Game Server: In May 2012 we acquired Jadestone (see “Acquisitions” below) to accelerate and broaden the distribution of our game library to legalized, online gaming operators via integration of the Jadestone game server with operators’ online gaming platforms.

➢

Social Gaming: In fiscal 2012, we began earning revenues from our Lucky Cruise social game on Facebook and revenues from the sale of select WMS games that have been ported to operate on mobile devices and PC’s. In June 2012, we further expanded our social, casual and mobile presence through the acquisition of Phantom (see “Acquisitions” below) and in July 2012 we launched Jackpot Party Social Casino on Facebook. In the March 2013 quarter, we launched this application on the Apple iOs system for iPhone and iPad platforms, and in the June 2013 quarter on the Android platform, all of which enhanced our revenue earning opportunities.

➢

General: In July 2012, we entered into a strategic alliance with Dragonfish, the independent B2B division of 888 Holdings, which expands our B2B online product offering in the United States with one of the world’s leading online poker platforms. We will focus on the growth, development and operational execution of our worldwide online, social, casual and mobile gaming initiatives to optimize the benefits of interactive products and services for casino operators and their players. In the United States, the States of Nevada, Delaware and New Jersey have adopted legislation to legalize certain forms of online gaming. Federal legislators and certain other state legislators, as well as governments in Canada and Europe are considering legalizing certain forms of online gaming, which, if passed, could expand our revenue opportunities depending on the type of online gaming approved. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. Currently revenues earned, total assets and cash flows from our interactive gaming products and services are not material to our Consolidated Financial Statements.

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

Business Development

We have been very active in licensing and acquiring intellectual properties, technologies and brands from third parties, investing $18.3 million, $13.4 million and $24.9 million in fiscal 2013, 2012 and 2011, respectively. See Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

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

Demand for our products and services is also driven by:

➢	The replacement cycle of gaming machines at existing casinos;

➢	Casino expansions and new casino openings;

➢	Opening of new gaming jurisdictions;

➢	Expansion of our product line and introduction of new technologies;

➢	Entering new distribution channels and markets not previously served; and

➢	Our reputation, reliability and after-sales service support.

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in fiscal 2010 and 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. New unit demand for new casino openings and casino expansions increased in fiscal 2012; however, decreased in fiscal 2013. The economic crisis has reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. The economic crisis and operational challenges led to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. Additionally, increased competition from our competitors lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 than in fiscal 2011 and 2010. While our revenues for the year ended June 30, 2013, increased from the prior year period, this resulted from increased revenues from our interactive gaming products and services more than offsetting the decline in product sales and participation revenues.

In the United States, Native American casinos represent a significant portion of the gaming market. Native American gaming differs from the traditional commercial casino market in that it is regulated under the Indian Gaming Regulatory Act of 1988, which classifies legalized gaming as follows:

➢	Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level. We do not compete in the Class I industry;

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

We believe the most significant technology changes and developments during the last decade that drove the demand for the past gaming machine replacement cycles were: (1) the development of video gaming machines that simulate mechanical reel gaming machines, (2) the introduction of gaming machines with secondary bonus rounds, (3) printed ticket payouts instead of coin payouts and (4) low denomination wagering coupled with local-area and wide-area progressive jackpots. We expect technology to continue to be a significant element that drives demand, along with the emphasis for casinos on the types of gaming products that deliver higher net win per gaming machine. Once the gaming machines are connected to a networked gaming system, data can pass in real time between the servers and the gaming machines, which will enable new applications, game functionality and system-wide features. These networks will require regulatory approval in each gaming jurisdiction prior to any implementation and will represent an important addition to our existing portfolio of product offerings.

Business Strategy

In order to continue to grow revenues, profits and cash flow, we have been executing on key business strategic priorities throughout the last three fiscal years; however, given the continuing lower levels of capital spending by casinos over the three years ended June 30, 2011, and with no leading indicators that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and the beginning of fiscal 2012. We still believe our long-term vision is intact but, as a result of this review, we refined our business strategies in fiscal 2012 as discussed below. For further discussion of our fiscal 2013 results related to these business strategies – See “Our Focus” included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our four business strategic priorities are as follows:

Strategic Priority One: Continue to grow our installed participation product base and improve our daily average revenue. Certain of our games and products are only available through lease arrangements where we earn a daily lease rate that is based on either a percentage of the net win, a percentage of the coin-in or a fixed daily lease rate. We invest our capital in the placement of these leased gaming machines; our business strategy has been to maximize our return on invested capital for our participation installed base. A key element of our success has been to limit the number of units of each game theme installed in each casino. The result is that due to the popularity of the games, with a limited supply, the performance of the games has remained high for a longer period. We have also removed participation gaming machines from lower performing casinos and placed them in higher performing casinos to enhance our return on investment. Most of our new participation game themes that we launched during the last three fiscal years resulted in replacing existing participation gaming machines, as during this period, we also upgraded a major portion of our installed base from Bluebird gaming machines to Bluebird2, Bluebird xD and Gamefield xD gaming machines. We experienced delays in getting approvals for certain of our new participation game themes in fiscal 2011 and the first half of fiscal 2012 and, by not having new game themes to replace some of our older game themes, we experienced a higher level of removals of participation gaming machines than in the prior two years. In mid-fiscal 2013, we began to see increases in the installed base of participation games and in fiscal 2013, we began seeing increases in the average revenues per day over prior year quarterly periods.

Our revenues from the installed base of participation gaming machines, along with the return on capital deployed also are key contributors to the cash flow provided by our operating activities. In the June 2012 quarter, we introduced the first two participation games using our next-generation CPU-NXT3 platform: Aladdin & the Magic Quest® and Super Team® themes. We believe the enhanced capabilities of this new platform will enable us to develop games with higher earnings performance. We expect to migrate development of all of our participation games to this new platform over the next several years, while we will continue to support previous platforms. In March 2013, we launched our new Gamefield xD gaming cabinet, using the CPU-NXT3 platform. By continuing to focus on return on invested capital in our participation installed base and introducing innovative new participation games and cabinets we intend to continue to grow our participation revenues, profitability and cash flows.

Strategic Priority Two: Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games, game content and products for our customers worldwide. During the past nine years, we have enhanced our product development efforts by adding key management, design personnel and software engineers to our product development group. We added facilities and organized our game development group into a studio team structure that continues to promote innovation while driving a more focused development approach. We place substantial emphasis on our Player

Driven Innovation process that incorporates player feedback and market research into our development process to create game content and gaming experiences that appeal to casino patrons. We develop, acquire and license intellectual property and advanced technologies that we believe enable innovative and appealing games which, coupled with a focused product portfolio management plan, allows us to expand our selection of differentiated products to casino operators. We offer our products in several different cabinet styles, which help increase overall demand and substantially all of the games we have developed over the last two years are designed to be used on our Bluebird2, Bluebird xD, Bluebird2e and Blade cabinet styles. The major areas of hardware development include cabinet style, technical capability, circuit board design and related programming and button panel decks and displays.

We are dependent, in part, on innovative new products, new casino openings, casino expansions, replacement of older gaming machines, continued market penetration, new market opportunities and new distribution channels to generate growth in product sales. Each gaming machine requires a game software platform to manage the gaming machine hardware and deliver the game theme software. Gaming software platforms are constantly updated to keep pace with the increasing complexity of game play requirements, regulatory requirements and expected future game theme software releases. In March 2013, we launched our new Blade gaming cabinet, using the latest version of our operating system software, the CPU-NXT3 platform, which we believe will enable us to offer games with higher earnings performance.

While different cabinet styles can enhance the player’s gaming experience, we continue to believe that the game itself is the key factor that determines the popularity and earnings performance of the gaming machine. We conduct extensive market research with casino players to determine what they want, whether the products we are developing meet with their expectations and to identify brands we should attempt to license and technologies we should develop, license or acquire to enhance the player’s experience. After the restructuring we announced in the September 2011 quarter, we now have seven game development studios, which are based around the globe, that utilize the results of the market research in the ongoing development of new games and gaming experiences.

In December 2012, we launched our My Poker® video poker games, our first new video poker games in several years, which is on our Bluebird xD cabinet with a new button panel designed specifically for poker players. My Poker games demonstrate our product development team’s commitment to deliver next-generation innovative products through our Player Driven Innovation focus on enhancing players’ gaming experiences, which includes Player’s Life Web Services that enables players to save their personal settings, so that when they return to the casino and log in, the game automatically restores their personal poker experience. By offering this new product line, we believe we will increase our share of poker game shipments, which should help increase our share of new unit shipments.

For the United States and Canada, we believe that WMS and four of its largest competitors, International Game Technology Inc. (“IGT”), Bally Technologies, Inc. (“Bally”), Aristocrat Leisure Ltd (“Aristocrat”) and Konami Co. Ltd. (“Konami”), account for approximately 90% of all new units shipped. Based on information publicly available from each of these companies, we believe that our annual share of total units shipped amongst these five companies shrank from just over 25% in fiscal 2011 to just over 20% in fiscal 2012 and shrank to approximately 16% in fiscal 2013. We believe these fluctuations in ship share relate to the popularity of our products with players and the resulting earnings performance that our products have generated for casino operators. For the first eight months of fiscal 2013, we had the oldest gaming cabinet amongst our competitors until we launched the new Blade gaming cabinet in March 2013. We did not compete in the Illinois VGT market for half of the fiscal year due to the Illinois law that existed and shipped a smaller share of Canadian VLT replacement units than some of our competitors. Beginning in March 2013, we now have one of the newest platforms and gaming cabinets amongst our competitors and that has resulted in a positive momentum in ship share in the second half of fiscal 2013.

We are authorized to sell and lease our gaming machines in approximately 161 international gaming jurisdictions. We continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives. We have international sales and distribution offices in Argentina, Canada, China, Mexico, South Africa and Spain.

In fiscal 2014, we expect that demand from new casino openings and expansions to be slightly higher and replacement demand will be flat as a result of much lower demand from the Canadian VLT operators who had begun a cyclical replacement of all of their VLTs in fiscal 2013 will be offset by higher U.S. replacement demand. We expect to ship a larger number of VGTs to Illinois in fiscal 2014 than we did in fiscal 2013. We expect to grow our global product sales revenues, profits and cash flow and increase our ship share as a result of our continued focus on creating innovative new games and products, our direct launch into new markets worldwide, the expansion of existing casinos and opening of new casinos and new jurisdictions and continued penetration of existing markets and entering new distribution channels and by offering a new poker product line.

Strategic Priority Three: Invest in the establishment, development and operation of our interactive gaming products and services. In the December 2010 quarter, we launched a business-to-consumer, online casino website for residents in the United Kingdom, although we did not begin to market the site until February 2011. Our Jackpotparty.com online casino offers a variety of our popular slot games and certain card and table games. We believe the success of our gaming content, technology foundation and interactive capabilities allows us to provide online capabilities to consumers in other jurisdictions.

In fiscal 2012, we began earning revenues from our Lucky Cruise non-wagering social game on Facebook and revenues from the sale of select WMS games that have been ported to operate on mobile devices and PC’s. We further expanded our online, social, casual and mobile gaming presence through the acquisitions of Jadestone and Phantom for $33.6 million in late fiscal 2012. We paid $16.4 million at closing, $0.5 million in the September 2012 quarter, $2.1 in the December 2012 quarter and $3.2 million in the June 2013 quarter, and have additional consideration of a maximum of $10.7 million in the future for both acquisitions. In addition, we recorded a $1.0 million gain which was included in interest income and other income and expense, net in fiscal 2013; partially offset by an increase in goodwill of $0.3 million in fiscal 2013 relating to other items. These acquisitions individually and in the aggregate were not material to our Consolidated Financial Statements. Additionally, in fiscal 2012 we entered into an agreement to provide an end-to-end B2B online casino site in Belgium in collaboration with Groupe Partouche, and beginning in the June 2013 quarter now provide a fully managed, end-to-end casino site in Belgium. Early in fiscal 2013, we entered into a strategic alliance with Dragonfish, the independent B2B division of 888 Holdings plc, which expands our B2B online product offering in the United States with one of the world’s leading online poker solutions. In the United States, the States of Nevada, New Jersey, Delaware and New Jersey have adopted legislation to legalize certain forms of online gaming. Federal legislators and certain other state legislators, as well as, governments in Canada and Europe have legalized or are considering legalizing certain forms of online gaming, which, if passed, could expand our revenue opportunities depending on the type of online gaming approved. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty. In July 2012, we launched Jackpot Party Social Casino on Facebook and in the March 2013 quarter, we launched this application on the Apple iOs system for iPhone and iPad platforms and in the June 2013 quarter, we launched this application on the Android platform, all of which enhanced our revenue earning opportunities. In the March 2013 quarter, we launched the first WMS games on Jadestone’s servers to several of Jadestone’s customers. We will focus on the revenue growth, development and market efficiencies of our worldwide online, social, casual and mobile gaming products and services to optimize the benefits of our interactive gaming products and services for casino operators and their players. As regulated markets legalize interactive online gaming, we intend to enter and do business in those markets.

Strategic Priority Four: Drive Margin Improvements. We have cross-functional teams focused on margin improvement and several of our strategy deployment projects focus on different aspects of margin improvement. We continue to implement lean sigma initiatives (i.e. processes which help us focus on improving quality and eliminating non-value added steps) to further our process improvement initiatives and improve the flow of our business transactional processes. We also benefit from raw material sourcing initiatives and, once the replacement cycle shortens, we expect to benefit from an expanded volume of business, which should result in greater volume discounts of raw material component parts from our suppliers and enable us to spread our manufacturing overhead cost over a larger number of units thereby reducing cost per unit. We believe these initiatives will continue to drive margin improvement in future years, especially with the margin improvement progress on our Bluebird xD, Bluebird2e and Blade product lines, where we expect to improve margins to be more comparable to our Bluebird2 product line.

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

Our Chicago research and development facility is a state-of-the-art technology campus that houses most of our research and development team, including four game development studios and in July 2012, we completed construction of a new 120,000 square foot facility to provide for further growth. We have additional game development studios in Las Vegas, Sydney and Pune with additional research and development staff in Atlanta, Las Vegas and Reno. Each of our game development studios works concurrently on multiple games and is staffed with producers, software developers, graphic artists, mathematicians, composers and game designers. In some cases, we may outsource testing and graphic design functions to independent firms under contract to us. In addition, we have a defined process to review new game ideas submitted by third parties for consideration by us to license, develop and commercialize.

During fiscal 2013, 2012 and 2011, we expensed $114.5 million, $94.5 million and $117.0 million, respectively, of design, research and product development costs, including $3.0 million in fiscal 2011 related to the write-down of intellectual property assets. In fiscal 2014, based on our current plans, we expect to increase our spending to grow our interactive gaming products and services and also increase spending to accelerate product innovation efforts but we expect that research and development expenses to decrease to 15% to 16% of revenues.

Sales and Marketing

We are authorized to sell or lease our gaming machines to casinos in 217 tribal jurisdictions, 33 state jurisdictions and 161 international gaming jurisdictions worldwide. See “Government Regulation” below. In most gaming jurisdictions, we sell our gaming machines directly, rather than through distributors, which we believe allows us to provide superior customer service and enhances profitability. We also distribute WMS games that are ported to online, social, casual and mobile gaming platforms. No single customer, including corporate customers with multiple casino properties, accounted for 10% or more of our revenues in fiscal 2013, 2012 or 2011.

We sell and lease our gaming machines through 32 salespeople in offices in several United States locations, and 21 salespeople in international locations. Our salespeople earn a salary and commissions on both product sales and gaming operations revenues generated. The sale and lease of gaming machines takes place throughout our fiscal year and the order sizes typically range from a small quantity of units to several hundred units. We conduct one-on-one meetings with our customers to demonstrate our products at their locations, host customers at private demonstrations in our offices and at other locations and participate in various trade shows domestically and internationally each year. In certain cases, we respond to competitive requests for proposals from private and public entities who are seeking to purchase gaming machines. We advertise in trade and consumer publications that appeal to casino operators, their employees and casino patrons. Usually, with the launch of a featured product or product category, we will design web-based learning experiences for both employees and customers.

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

For international markets, we have translated our most popular games into Spanish, Portuguese, French, Italian and Mandarin Chinese. In fiscal 2013, Canada accounted for approximately 13%, or $88.7 million, of our total revenues. No single country outside of the United States accounted for 10% or more of our revenues in fiscal 2012 or 2011. Revenues derived from customers outside of the United States accounted for approximately $232 million, including the $88.7 million from Canada for fiscal 2013 and revenues derived from customers outside of the United States accounted for approximately $209 million and $260 million for fiscal 2012 and 2011, respectively. Geographic revenue information is determined by country of destination. Substantially all international sales are made in United States dollars. Revenue from participation games has been primarily limited to Canada and the United States, and we expect this trend to continue. See Note 17. “Information on Geographic Areas,” to our Consolidated Financial Statements.

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

We have 3 sales people for our interactive gaming products and services. Our marketing activity relating to interactive gaming products and services is unique to each distribution channel:

➢

Operating our own, proprietary B2C website in the UK branded as Jackpotparty.com. Our marketing activities are primarily focused on online advertising and use of affiliates in order to increase traffic to our website. Additionally, we utilize bonusing and promotions much like a traditional casino.

➢

Operating a white-label, B2B website on behalf of a licensed casino operator. Depending on the particular agreement, we may conduct marketing activities much like we do for business-to-consumer website.

➢

Providing WMS games to legalized online gaming operators. As we do not operate the online gaming websites, and are just a content provider, we typically do not spend a significant amount on marketing our products directly to operators or players.

➢

Operating a social casino game on Facebook and various mobile platforms. We currently have one social casino game, Jackpot Party Social Casino, that players can access via Facebook and various mobile platforms. A majority of our marketing spend is with Facebook, in which we design ads that are then seen by Facebook desktop and mobile users.

Competition

The gaming machine and interactive gaming products and services markets are highly competitive and these markets are characterized by the continuous introduction of new games and new technologies, and for the gaming machines market, new gaming machines. Our ability to compete successfully in these markets is based, in large part, upon our ability to:

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

We estimate that about 25 companies in the world manufacture gaming machines, VLTs and VGTs for legalized gaming markets. Of these companies, we believe that Aristocrat, Bally, IGT, Konami, Lottomatica’s G-Tech Holdings subsidiaries Atronic Casino Technology and SPEILO International, Multimedia Games, Inc., the Novomatic Group of Companies, Ainsworth Game Technology, Aruze Gaming America, Inc. and WMS have the preponderance of this worldwide market. In the categories of video and mechanical reel gaming machines, we compete with market leader IGT, as well as Ainsworth Game Technology, Aristocrat, Aruze Gaming America, Inc., Lottomatica’s Atronic Casino Technology subsidiary, Bally, Franco Gaming Ltd., Konami, Multimedia Games, Inc. and the Novomatic Group of Companies. In the VLT and VGT category, we compete primarily with Bally, IGT, Lottomatica’s G-Tech Holdings and SPEILO subsidiaries and Scientific Games.

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

Our interactive gaming products and services competitors are as follows:

➢

Business-to-consumer and managed services: Our primary competition is other operators that offer online gaming to UK residents. While there are hundreds of such operators, we estimate the largest competitors to be: Playtech, William Hill, Redfinger Trading Ltd., Mandalay Gaming Holdings Ltd., Ladbrokes, Mr. Green & Co. and SPEILO International.

➢

Game Server: Our primary competition is other operators that offer online gaming to players throughout Europe, and we believe the largest competitors to be: Playtech, Net Entertainment, Microgaming Software Systems Ltd., IGT, NYX Gaming Group and SPEILO International.

➢

Jackpot Party Social Casino: Our primary competition is other operators offering casino-based games on Facebook or mobile platforms, and consist of: the DoubleDown Interactive subsidiary of IGT, Caesars Entertainment Corporation, Big Fish Games Inc., Playtika Ltd., Blue Shell Games LLC. and Zynga Inc.

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

Manufacturing commitments are generally based on expected quarterly sales orders from customers. Due to uneven order flow from customers, component parts common to all gaming machines are purchased and assembled into a partial product that are inventoried to be able to quickly fill final customer orders. Our manufacturing processes generally consist of assembling component parts and sub-assemblies into a complete gaming machine. Through the use of lean sigma processes in the design of our Bluebird2, Bluebird xD, Bluebird2e, Blade and Gamefield xD gaming machines and setting up the supply chain processes for these gaming machines, we expect to achieve our operating and strategic sourcing initiatives, and we currently can ship a standard black Bluebird2 gaming machine within less than two weeks of receiving the signed customer order, which is less than the lead time for our original Bluebird cabinet product.

We generally warrant our new gaming machines sold in the U.S. for a period of 365 days, while we warrant our gaming machines sold internationally for a period of 180 days to one year. Our warranty costs have not been significant. We provide several after-sale services to our customers including customer education programs, 24-hour customer service telephone hot line, a website for technical support, field service support programs and spare parts programs. We also sell used gaming machines, including products made by us as well as those produced by our competitors which we have taken back as trade-ins from our customers. Generally, we acquire used gaming machines as trade-ins toward the purchase of new gaming machines. We also sell participation gaming machines, after refurbishment, as used gaming machines when we no longer need them in our gaming operations and we also harvest parts from Bluebird participation gaming machines to sell to customers as spare parts to support the estimated over 50,000 of such gaming machines still in casinos today. While a small secondary market exists in the United States, used gaming machines are typically sold direct by us internationally or to United States-based distributors and then resold in international markets where the higher price point of a new gaming machine may be too costly. Where appropriate, we incur costs to recondition our used gaming machines for resale or we may elect to destroy the used gaming machines. We also sell used gaming machines in lots on an “as is” basis to licensed used equipment brokers and customers.

The raw materials used in manufacturing our gaming machines include various metals, plastics, wood, glass and numerous component parts, including electronic subassemblies, computer boards and LCD screens. We believe that our sources of supply of component parts and raw materials are generally adequate and we have few sole-sourced parts.

We continue to implement cost savings and efficiency initiatives and focus on best practices, including lean sigma, to improve the efficiency of our manufacturing processes and reduce time to fulfill orders. We continue to make improvements in sourcing and supply management, in inventory and warehouse management and other manufacturing processes. We are implementing a new sales operations strategy in an effort to produce gaming machines more ratably throughout the quarter, with the goal of significantly reducing quarter-end compression in manufacturing. We also have ongoing initiatives, such as new product introduction, enhanced strategic sourcing and supplier management, value engineering the products and designing products for both ease of manufacturability and installation, that we expect will help improve margins in future years.

Patent, Trademark, Licenses, Copyright and Product Protection

Each game, gaming machine and associated equipment embodies a number of separately protected intellectual property rights, including trademarks, copyrights and patents. We believe these intellectual property rights are significant assets to our business in the aggregate. During fiscal 2013, 2012 and 2011, we utilized three technologies licensed from two separate third parties in substantially all of our gaming machine products we sold or leased.

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

We have obtained patent protection covering many of our products. We were granted 230 U.S. patents during fiscal 2013, 124 during fiscal 2012 and 44 during fiscal 2011, and continue to apply for many patents in the United States and elsewhere to protect inventions in our products and resulting from our research and development efforts. We have approximately 700 patent applications pending in the United States as well as in many foreign countries. We generally seek to obtain trademark protection in the U.S. for the names or symbols under which we market and license our significant products and game concepts. We also rely on our copyrights, trade secrets and proprietary know-how. In addition, some of our most popular gaming machines are based on trademarks and other intellectual property licensed from third parties. We file for patent rights and trademark protection internationally in a number of key countries, based upon the nature of the patent or trademark, the laws of the given country and our anticipated product placements in that country.

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

On June 11, 2009, we entered into a new long-term license agreement with Hasbro whereby we agreed to license certain intellectual property and proprietary rights owned or controlled by Hasbro in titles such as MONOPOLY, BATTLESHIP™, YAHTZEE™, THE GAME OF LIFE and CLUE brands for use in our gaming machines. The agreement was effective April 1, 2009 and has an initial term through December 31, 2016. We have the right to extend the license for an additional three-year term if certain conditions are satisfied. We currently have approvals for more than 60 MONOPOLY branded games, including 20 MONOPOLY WAP games.

On October 31, 2006, we entered into a long-term license agreement with Warner Bros. under which we license certain intellectual property owned or controlled by Warner Bros. for the 1939 motion picture “The Wizard of Oz” for use in our gaming machines. We amended this agreement in July 2011 so that it now runs through 2020. Other licensed brands we use in our products include: an exclusive agreement to develop, market and distribute games using the brands THE PRICE IS RIGHT; THE LORD OF THE RINGS; HAPPY DAYS™ and STAR TREK™ brands, among others.

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

The original operating system for our Bluebird gaming machines, the CPU-NXT platform, was developed in 2003 by Sierra Design Group Inc. We have a perpetual license to use this technology and have no continuing payment obligation for this license. Our CPU-NXT2 and CPU-NXT3 operating systems were developed internally and are based on the CPU-NXT platform.

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

We believe we hold all of the licenses and permits necessary to conduct our business. In all, we are authorized to sell or lease our gaming machines to casinos, including jurisdictions that do not require licensing, in 411 jurisdictions worldwide, including approximately 161 international gaming jurisdictions.

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

Seasonality

See Item 7. “Management’s Discussion Analysis of Financial Condition and Results of Operations—Results of Operations—Seasonality.”

Employees

As of June 30, 2013, we employed 1,894 persons, including 309 that are internationally based. Approximately 205 of our domestic employees are represented by the International Brotherhood of Electrical Workers (the “IBEW”). Our collective bargaining agreement with the IBEW relates to our Waukegan, Illinois manufacturing facility and expires on June 30, 2014. We believe that our relations with our employees are satisfactory.

As a result of the restructuring we announced in the September 2011 quarter, we have streamlined our product management and product development functions, simplified product plans and further prioritized on-time commercialization of new game themes, products and portal gaming applications. As part of our restructuring, in fiscal 2012 we implemented a 10% reduction in our workforce, most of which occurred in the September 2011 quarter. We continue to review our costs and organizational structure to maximize efficiency and align expenses with the current and long-term business outlook.

ITEM 1A.	RISK FACTORS

We urge you to carefully review the following discussion of the specific risks and uncertainties that affect our business. These include, but are not limited to, the following:

We may not be able to obtain satisfaction of all conditions to complete our Merger with a subsidiary of Scientific Games in the anticipated timeframe:

➢

As previously announced, on January 30, 2013, WMS, Scientific Games and two subsidiaries of Scientific Games entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, a subsidiary of Scientific Games will merge with and into WMS, with WMS surviving the Merger as a wholly owned subsidiary of Scientific Games. On March 11, 2013, we received notice from the Federal Trade Commission of the early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended. Approval of WMS’ stockholders was obtained on May 10, 2013. There are a number of risks and uncertainties associated with the Merger, and completion of the Merger is contingent upon customary closing conditions, including receipt of required regulatory approvals. There can be no assurance that the required regulatory approvals will be obtained or that such approvals will be obtained without conditions that are not anticipated, that the other conditions of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger. Furthermore, certain lawsuits have been filed challenging the Merger. These lawsuits could result in the Merger not being completed or in a delay in the completion of the Merger. We can give no assurance that the conditions to the Merger will be satisfied. Failure to complete the Merger may adversely affect WMS.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business:

➢

As we have already experienced and whether or not the pending Merger is completed, the pending Merger may disrupt the current plans and operations of WMS, which has had and could continue to have an adverse effect on our business and financial results. Our employees and other key personnel may have uncertainties about the effect of the pending Merger and the uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails. We have incurred and may continue to incur unexpected costs, charges or expenses while the Merger is pending or resulting from the Merger. Furthermore, we cannot predict how our suppliers, customers and other business partners will view or react to the pending Merger and some have been and may in the future be hesitant to do business with us in light of uncertainties about our ability to perform due to the pending Merger. If we are unable to reassure our customers, suppliers and other business partners to continue transacting business with us, our financial results may be adversely affected.

➢

The pursuit of the Merger and preparations for integration have placed and will continue to place a significant burden on many employees and internal resources. If, despite our efforts, key personnel depart because of these uncertainties and burdens, or because they do not wish to remain with a combined company, our business and financial results may be adversely affected.

➢

In addition, the Merger Agreement generally requires WMS to operate our business in the ordinary course of business pending consummation of the Merger and it also restricts WMS from taking certain actions with respect to its business and financial affairs without Scientific Games’ pre-approval, and these restrictions could be in place for an extended period of time if the consummation of the Merger is delayed. For these and other reasons, the pendency of the Merger could adversely affect our business and financial results.

In the event that the pending Merger is not completed, the trading price of WMS common stock and WMS’ future business and financial results may be negatively affected:

➢

The conditions to the completion of the Merger may not be satisfied as noted above. If the Merger is not completed for any reason, we would still remain liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of a completed Merger. Depending on the reasons for not completing the Merger, we could also be required to pay a termination fee of $44.3 million. For these and other reasons, a failed Merger could adversely affect our business and financial results. Furthermore, if we do not complete the Merger, the price of our common stock may decline significantly from the current market price which may reflect a market assumption that the Merger will be completed with stockholders receiving $26.00 for each share of WMS common stock held.

Gaming licenses, regulatory approvals and gaming legislation impact the ability to operate our business and sell and lease our products:

➢

The manufacture and distribution of gaming machines, games, the operation of our online casino and remote game servers is subject to extensive federal, state, local and foreign regulations and taxes. Most of the jurisdictions in which we operate require licenses, permits, documentation of qualification, including evidence of financial stability and other forms of approval of our company and our officers, directors, major security holders and key personnel, along with our products. Licenses, approvals or findings of suitability may be revoked, suspended or conditioned. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for a license in another jurisdiction. In addition, gaming authorities may levy fines against us or seize our assets if we violate gaming laws or regulations. We cannot assure you that we will be able to obtain or maintain all necessary registrations, licenses, permits or approvals, that the licensing process will not result in delays or adversely affect our operations and our ability to maintain key personnel, that we can comply with any new requirements or regulations adopted, or that complying with these regulations will not increase our costs.

➢

The laws and regulations governing gaming in various jurisdictions evolve and change over time. These changes may require us to make changes to our gaming machines and games, levy additional taxes and fees on our revenues, increase our cost of compliance, or could cause restrictions on operations and reduce our profitability in certain jurisdictions. Changes in regulations may also create uncertainty and cause our customers to delay purchasing decisions. We cannot guarantee that we will not be adversely impacted by changes in gaming regulations.

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

➢

Each of our games and gaming machine hardware and software and our interactive gaming products and services must, when required, be approved in the jurisdictions in which it is operated, and we cannot assure you that a particular game and gaming machines, hardware, software or our interactive gaming products and services will be approved in any jurisdiction. Our networked gaming technology requires regulatory approval in gaming jurisdictions prior to any shipment or implementation and, although we have received approvals from some jurisdictions, we cannot assure you that we will receive the additional approvals we would need to offer the product or service in other gaming jurisdictions.

➢

To expand into new jurisdictions, we may need to be licensed, obtain approvals of our products and/or seek licensure of our officers, directors, major security holders, key personnel or business partners. If we fail to seek, do not receive or receive a revocation of a license in a particular jurisdiction for our games, gaming machines, hardware, software or interactive gaming products and services, we cannot operate, sell or place on a participation or leased basis our products in that jurisdiction.

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

Our business is vulnerable to changing economic conditions and current unfavorable economic conditions have impacted and could continue to negatively impact our business:

➢

Demand for our products and services depends largely upon favorable conditions in the gaming industry, which is highly sensitive to players’ disposable incomes and gaming activities. Existing unfavorable general economic conditions reduce disposable income of casino patrons and result in fewer patrons visiting casinos and lower amounts spent per casino visit. This decline in disposable income could result in reduced play levels on our participation gaming machines, causing our cash flows and revenues from these products to decline. Additionally, higher airfares, gasoline prices and other costs may adversely affect the number of players visiting our customers’ casinos. Current unfavorable economic conditions have also resulted in a tightening in the credit markets, decreased liquidity in many financial markets and resulted in significant volatility in the credit and equity markets. Any significant or prolonged decrease in consumer spending on leisure activities could greatly affect the casino industry, causing some or all of our customers to decrease spending or ultimately declare bankruptcy, each of which would adversely affect our business.

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

➢

Furthermore, current unfavorable economic conditions have and could continue to impact the ability of our customers to make timely payments to us. In mid-fiscal 2009, we began implementing a program to provide a greater than historical amount of extended payment term financing arrangements to our customers, which could increase our collection risk. We have continued this program throughout fiscal 2013 and this program will likely continue until the economy and consumer discretionary spending improves. Our bad debt expense decreased by $3.1 million to $3.6 million as our total accounts and notes receivable, net in fiscal 2013 increased by $4.7 million compared to fiscal 2012. We experienced fewer customers filing for protection under the bankruptcy laws in fiscal 2013 than in fiscal 2012. We did however experience a higher level of customer refinancings in fiscal 2013 than in fiscal 2012. Financing to customers in connection with sales also increased in fiscal 2012 and 2013 as a result of a competitive marketplace and a slow, challenging economic recovery. If customers are not able to pay us, we may incur additional provisions for bad debt related to lack of collectability of certain receivables.

➢

In fiscal 2012, we reduced our global workforce by approximately 10% and incurred pre-tax charges of $9.7 million primarily for cash severance costs and other expenses. The workforce reduction and any future workforce or other expense reductions may have an adverse impact on our development activities, costs and our ability to attract and retain key personnel.

Our revenue and profitability depend on our ability to continue to timely develop new technologies and high earning products and services that appeal to the player and are free from hardware or software anomalies and cannot be fraudulently manipulated:

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

➢

Our success also depends on continually developing and successfully marketing new games, gaming machines and our interactive gaming products and services with strong and sustained player appeal. We are under continuous pressure to anticipate player preferences to gain acceptance of our new products, avoid jackpot fatigue (declining play levels on smaller jackpots) and continue to provide successful products which garner a high level of play. A new game or gaming machine will be accepted by our customers only if we can show that it is likely to produce more revenue and net win to a casino operator or player appeal to an interactive customer than our existing products and services or our competitors’ products and services in some cases. Gaming machines can be installed in casinos on a trial basis, and only after a successful trial period are the gaming machines purchased by the casinos. Additionally, we are at risk that customers may cancel pending orders for products that are not performing to expectations at other casinos. If a new product does not achieve significant market acceptance, we may not recover our development, regulatory approval and promotion costs.

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

➢

Our success depends on our ability to avoid, detect, replicate and correct software and hardware anomalies and fraudulent manipulation of our gaming machines and our interactive gaming products and services. All of our games are designed with security features to prevent fraudulent activity. However, we cannot guarantee that these features will effectively stop all fraudulent activities. If our security features do not prevent fraud, we could adversely be affected.

➢

Our gaming machines have experienced anomalies and fraudulent manipulation in the past. Games and gaming machines may be replaced by casinos and other gaming machine operators if they do not perform according to expectations, or may be shut down by regulators. The occurrence of anomalies in, or fraudulent manipulation of, our gaming machines and our interactive gaming products and services may give rise to claims for lost revenues and earnings and related litigation by our customers and may subject us to investigation or other action by gaming regulatory authorities including suspension or revocation of our gaming licenses, or other disciplinary action. Additionally, in the event of such issues with our gaming machines and our interactive gaming products and services, substantial engineering and marketing resources may be diverted from other projects to correct these issues, which may delay our other projects.

➢

In the past, we have experienced delays in launching new products due to the complexity or innovative technologies imbedded in our products. Especially in our gaming operations, such delays can cause a decrease in our revenue. As a result of not having as many new participation game themes approved as we anticipated, performance of some of our older game themes have lagged resulting in a higher level of removals of participation gaming machines, which can cause a reduction in the installed base and our revenues and profits. We cannot assure you that we will be able to obtain or maintain all necessary approvals or that the approval process will not result in delays or changes to our business plans.

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

We are dependent on our intellectual property and trade secrets and must ensure we are licensed to use intellectual property and trade secrets owned by others:

➢

Our competitors have been granted patents covering, among other items, numerous gaming machine features, bonusing techniques and related technologies. If our products use processes or other subject matter that is claimed under our competitors’ patents, or if other companies obtain patents claiming subject matter that we use, those companies may bring infringement actions against us. We might then be forced to discontinue the affected products or be required to obtain licenses from the company holding the patent, if it is willing to give us a license, to continue to develop, manufacture or market our products. We might also be found liable for treble damage claims relating to past use of the patented subject matter if the infringement is found to be willful.

➢

Substantially all of our gaming machines and our interactive gaming products and services utilize trademarks, technologies and other intellectual properties licensed from third parties. Our future success may depend upon our ability to obtain, retain and/or expand licenses for popular technologies and intellectual properties in a competitive market. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the games or gaming machines that use the licensed technology or intellectual property or bear the licensed marks.

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

➢

We have entered into multiple agreements to license intellectual property and technologies that, as of June 30, 2013, had a net book value of $106.4 million and total potential future commitment of $60.8 million. We also have other finite-lived intangible assets, including patents and trademarks, with aggregate net book value of $25.5 million as of June 30, 2013. If we determine that we may not realize the value of any of the finite-lived intangible assets, net or commitments, we would record an immediate charge against earnings up to the full amount of these net assets or commitments in the period in which such determination is made. See Note 9. “Intangible Assets” to our Consolidated Financial Statements for further information on the amount of intangible assets recorded on our Consolidated Balance Sheets and Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements for further information on total potential future commitments.

Our future profits may be limited or reduced due to the slow growth of new gaming jurisdictions or additional casinos in existing jurisdictions, declines in the replacement cycle of gaming machines, and ownership changes and consolidation in the casino industry:

➢

Demand for our products is driven by the establishment of new land-based or online gaming jurisdictions, the opening of additional casinos in existing jurisdictions or expansion of existing casinos and the replacement of existing gaming machines. Governments usually require a public referendum and legislative action before establishing or expanding gaming, whether in a land-based or online jurisdiction. The debate over gaming is extensive with various organizations actively opposing gaming. Opposition to gaming could restrict or prohibit the approval, continuation or expansion of our gaming operations and thereby limit or reduce our future profits.

➢

The opening or expansion of casinos fluctuates with demand, economic conditions and the availability of financing. Slow growth in the opening or expansion of casinos, or low levels of demand for gaming machine replacements, could reduce the demand for our products and our future profits. Moreover, because repeat customers represent a substantial part of our sales, our business and profits could be affected if our customers are sold to or merge with other entities. Such entities may purchase more products and services of our competitors, or reduce spending on our products, or cause downward pricing pressures. The consolidation among casino operators could result in order cancellations, a slowing in the replacement cycle for existing gaming machines, or require our current customers to purchase our competitors’ products, any of which could negatively impact our business.

Our industry is competitive:

➢

The gaming business is intensely competitive. We compete on price, pricing models, financing terms, and the content, features and functionality of our hardware and software products and services. Some of our competitors are large companies with greater financial, marketing and product development resources than ours. In addition, new competitors may enter our key markets, as evidenced by an influx of small gaming equipment companies that have entered the market over the last few years. This increase in equipment companies has increased competition in recent years. Additionally, the consolidation of casino operators, and reduction in capital expenditures by casino operators resulting from the economic downturn and decreased player activity has significantly increased the level of competition among both casino operators and equipment companies. This increased level of competition has caused more customers to focus on price in addition to performance, longevity, and player acceptance when selecting gaming equipment.

➢

Another competitive factor in our industry is the competition to obtain space and favorable placement on casino gaming floors. Competitors with a larger installed base of gaming machines and game themes than ours have an advantage in obtaining and retaining the most space and best positions in casinos and established online casinos have the advantage of an established player network.

➢

In addition, some of our competitors have developed and sell or otherwise provide to customers centralized player tracking and accounting systems, which allow casino operators to accumulate accounting and performance data about the operation of gaming machines. By not having such systems, we are at a competitive disadvantage.

➢

Our profitability is somewhat dependent on our ability to successfully enter into new markets and new channels of distribution, such as networked gaming software applications and interactive gaming. We currently operate an online casino and offer other interactive gaming products and services, but we cannot guarantee user acceptance, expansion of markets or profitability for our interactive gaming products and services. While we have expanded into social gaming, several of our competitors and other companies have also entered the market and we expect to see more companies explore this opportunity in the coming years. We cannot assure you that our interactive gaming products and services will continue to be popular or that we will be able to attract the attention of players as the market becomes flooded with new offerings.

➢

In certain sales of new gaming machines and placement of participation gaming machines we have offered free gaming machines and/or free conversion kits, while at the same time we continue to charge our customers for gaming machines and conversion kits, including CPU-NXT and CPU-NXT2 operating system upgrade kits. We cannot be sure that competitive pressure will not cause us to increase the number of free gaming machines and conversion kits that we are expected to offer to our customers, which would decrease the revenue we expect to receive.

➢

We have expanded our use of extended payment term financing of customer’s purchases over the last four years and expect to continue providing a higher level of extended payment term financing until the economy improves and demand from our customers for such financings abates. We believe that our competitors have also increased the amount of extended payment term financings offered to customers.

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

Our business is subject to political, market and financial risks:

➢

The gaming industry can be affected by public opinion of gaming. In the event that there is a decline in public acceptance of gaming, either through unfavorable legislation affecting the introduction of gaming into emerging markets, or through legislative and regulatory changes, including tax increases in existing gaming markets, our ability to continue to sell and lease our gaming machines and operate our interactive gaming products and services in those markets and jurisdictions would be adversely affected. We cannot assure you that public opinion will continue to support legalized gaming. In addition, our social gaming efforts, including our Jackpot Party Social Casino, are currently not regulated and we cannot assure you that if regulations were to be implemented for social gaming that our revenues, profits and cash flow from such revenue sources would not significantly decline.

➢

Our operating income is impacted by decreases to our selling prices, average daily revenue and interactive gaming products and services daily revenues and increases to our costs of products sold and cost of gaming operations, including higher material costs due to the fluctuating commodities markets, higher labor costs, increased freight charges reflecting escalating gas prices or increased fees to operate our social games on Facebook or mobile devices. We may experience lower operating income in the future if any of these events occurs.

➢

We face risks associated with doing business in international markets related to political and economic instability, terrorist activity and related foreign currency fluctuations. Unstable governments and terrorist activity may adversely affect the number of patrons visiting casinos, which in turn may reduce demand for our products and the financial ability of our casino customers to pay outstanding obligations. Changes in regulatory enforcement, treaties and legislation may affect the international gaming market with respect to gaming regulation, taxation, tariffs and import duties and the legality of gaming in some markets. Other developments in international markets could also adversely affect our financial condition and results of operations, including for example the effect of data privacy regulations on our online business, foreign government or U.S. regulations relating to exports or imports (as occurred in fiscal 2012 and 2013 in Argentina), adverse changes in the creditworthiness of casino customers with which we have considerable receivables, and the expropriation, nationalization and restrictions on repatriation of assets or funds (as occurred in fiscal 2012 and 2013 in Argentina). Additionally, we may have increased costs in connection with complying with international laws.

➢

Foreign governments can impose restrictions on currency movements that might make it costly or impossible to transfer money to the U.S. In fiscal 2012, the governmental authorities in Argentina modified the rules related to importing product and limiting the exchange of pesos into dollars and the transfer of funds from Argentina. This has been a dynamic situation and we continue to monitor it closely. Currently our legal entity in Argentina cannot directly import our gaming machines, and if the governmental authorities do not change their rules, or we are unable to continue to utilize the alternative methods to import product into Argentina and are then unable to find other alternative methods to import product into Argentina, our revenues from customers in Argentina will be lower in fiscal 2014 than in fiscal 2013. Our accounts and notes receivable, net in Argentina at June 30, 2013, was $46.3 million, which is denominated in U.S. dollars, although customers pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on date of payment. At June 30, 2013, we held approximately 28.9 million pesos, or $5.4 million, of cash and cash equivalents in our bank accounts in Argentina, down in pesos from 58.0 million pesos, or $12.8 million, at June 30, 2012. During the twelve months ended June 30, 2013, we were able to convert pesos to dollars and transferred $28.7 million to our U.S. bank accounts, although this reduced our net income due to increased foreign currency losses. If the government in Argentina decides to devalue the peso, we would record charges in our Consolidated

Statements of Income based on the amount of pesos in our bank account and our customers would be required to pay us a greater amount of pesos when paying our invoices in the future and we cannot guarantee that customers will be able to pay such higher amounts. Without any changes in the Argentine government’s current restrictions on currency transfer, we expect the amount of pesos in our Argentinian bank account to grow as we collect our Argentinian accounts and notes receivable in fiscal 2014 and beyond which would increase our exposure to any currency devaluation.

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

We are dependent on our employees:

➢

The loss or unavailability of one or more of our executive officers or the inability to attract or retain key employees in the future could have an adverse effect on our operations. Such losses may accelerate prior to, at or after the closing of our pending acquisition by Scientific Games.

➢

Our ability to continue to develop new technologies and create innovative products depends on our ability to recruit and retain talented employees. A lack of skilled technical workers or hesitancy to join our company prior to, at or after the closing of our pending acquisition by Scientific Games could delay or negatively impact our business plans.

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

We substantially completed a major upgrade to our enterprise resource planning system (“ERP”), which process presents a number of significant operational risks:

➢

From time to time, it becomes necessary for us to upgrade our ERP system and other management information systems which are critical to our operational, accounting and financial functions. During fiscal 2013, we substantially completed a major upgrade to our enterprise-wide Oracle ERP system. While the upgrade is substantially complete, the implementation included system revisions, process modifications, integration with other systems, data verification, training of and adaption by our employees. This still continues and requires significant management attention and resources to support. The implementation of an upgrade of this significance carries certain risks, including the risks of inaccurate data or reporting and significant design errors that could have a negative effect on our operating results and impact our ability to manage our business. As a consequence, there is a risk that undetected deficiencies may exist currently and in the future and that they could constitute material weaknesses.

Information technology failures or attacks on our computer systems and databases could have an adverse effect on our business:

➢

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

The existence of our preferred stock could adversely affect the market price of our common stock:

➢

Our certificate of incorporation authorizes the issuance of five million shares of preferred stock with designations, rights and preferences that may be determined from time to time by the board of directors. Under the terms of our Merger Agreement with Scientific Games, we are not permitted to issue any shares of preferred stock without their consent. However, if the Merger Agreement terminates and the Merger does not close, (i) our board has broad power, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock, (ii) our board could use preferred stock to discourage, delay or prevent a change in control, and (iii) the existence of the preferred stock could adversely affect the market price of our common stock.

Our online, social, casual and mobile products and services are part of a new and evolving industry, which presents significant uncertainty and business risks:

➢

Online, social, casual and mobile gaming is a relatively new industry that continues to evolve. The success of this industry and our interactive gaming products and services will be affected by future developments in social networks, mobile platforms, regulatory developments, data privacy laws and regulations, and other factors that we are unable to predict, and are beyond our control. Also, if Facebook or mobile providers were to increase the fees that they charge us, our results would be negatively affected. Additionally, if users were to limit our ability to use their personal information, if Facebook or mobile providers were to have competitive offerings, or if Facebook or mobile providers were to alter their operating platform, our growth prospects would be impacted. We expect that we will increase our investment in these products and services as they grow. This environment can make it difficult to plan strategically and can provide opportunities for competitors to grow revenues at our expense. Consequently, our future operating results relating to our interactive gaming products and services may be difficult to predict and we cannot provide assurance that our interactive gaming products and services will grow at the rates we expect, or be successful in the long term.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Manufacturing Facility & Corporate Headquarters

Our main manufacturing facility and corporate headquarters is located in Waukegan, Illinois, a suburb of Chicago, where we own a 350,000 square feet facility that houses our manufacturing, corporate administrative personnel and warehouse space. This facility was built in 1995 and expanded and improved in both 1998 and 2007. We believe our Waukegan facility will be adequate in capacity and condition to satisfy our expected future growth requirements.

Chicago Technology Campus

Our engineering and game development headquarters is located at our technology campus in Chicago, Illinois, which consists of six owned facilities totaling more than 350,000 square feet. The campus houses our Chicago-based engineering and game development personnel and our marketing and commercial operations teams. Our main Chicago facility was renovated into a research and development center in 2001 and we have acquired other additional properties to house our expanding workforce. Included in the 350,000 square feet is a new five story 120,000 square foot building, which we moved into in August 2012. This new facility achieved a LEED (Leadership in Energy and Environmental Design) Platinum Certification designation, which is the highest level of sustainability awarded by the U.S. Green Building Council (USGBC) and is contiguous to our main Chicago facility. The Chicago technology campus supports the global leadership of our game development and technology efforts and engineering and game development for all North American markets and certain international markets.

Reno

In fiscal 2011, we completed the construction of an approximately 53,000 square foot facility that we own which was occupied in December 2010. This facility allows all of our Reno-based employees to be located in one facility and provides for future expansion.

Leased Facilities

In addition to the physical properties described above that we own, we maintain leased space worldwide, none of which is material to our operations or our Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

See Note 16. “Litigation” to our Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

Product names mentioned in this Report are trademarks of WMS Gaming Inc., except for the following marks: ANDROID is a trademark of Google Inc.; APPLE, iPAD and iPHONE are registered trademarks of Apple Inc.; BATTLESHIP, CLUE, MONOPOLY, THE GAME OF LIFE and YAHTZEE are trademarks of Hasbro.; FACEBOOK is a registered trademark of Facebook, Inc.; CHEERS, HAPPY DAYS and STAR TREK are trademarks of CBS Studios Inc.; KISS® & © 2013 Kiss Catalog Ltd.; SPIDER-MAN TM & © 2002-2007 Marvel Entertainment, Inc. and its subsidiaries.; THE PRICE IS RIGHT is a trademark of FremantleMedia Operations BV; THE GODFATHER is a trademark of Paramount Pictures; THE LORD OF THE RINGS is a trademark of The Saul Zaentz Company d/b/a Middle-earth Enterprises under license to New Line Productions, Inc.; THE WIZARD OF OZ is a trademark of Turner Entertainment Co.; WILLY WONKA™ & © Warner Bros. Entertainment.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.50, trades publicly on the NYSE under the symbol “WMS.” On August 26, 2013, there were approximately 564 holders of record of our common stock.

The high and low sale prices of our common stock for the two most recent fiscal years, as reported on the NYSE, are as follows:

	High	Low
Fiscal Year Ended June 30, 2013
First Quarter	$20.67	$13.90
Second Quarter	17.53	14.53
Third Quarter	25.34	16.31
Fourth Quarter	25.72	25.07
Fiscal Year Ended June 30, 2012
First Quarter	$30.85	$17.30
Second Quarter	22.90	16.24
Third Quarter	25.30	19.97
Fourth Quarter	25.10	18.80

Following consummation of the Merger, there will be no public market for our common stock which will cease to be traded on the NYSE, and we will no longer be required to file periodic reports with the SEC.

Dividend Policy

No cash dividends were declared or paid on our common stock during fiscal 2013 or 2012. Our ability to pay future cash dividends will depend upon, among other things, our earnings, anticipated expansion, capital requirements, compliance with limitations under our revolving credit facility and financial condition. We do not expect to pay cash dividends in the foreseeable future. Pursuant to the Merger Agreement with Scientific Games, we cannot pay any dividends prior to the effective time of the Merger.

Revolving Credit Facility

See Note 12. “Revolving Credit Facility” to our Consolidated Financial Statements.

Issuance of Unregistered Securities

None

Repurchases of Common Shares

On August 2, 2010, our Board of Directors announced it was terminating the existing share repurchase program and replacing it with a new $300 million share repurchase program that expired on August 2, 2013. Pursuant to the Merger Agreement with Scientific Games, share repurchases are prohibited from January 30, 2013 to the effective time of the Merger. All shares will be held in our treasury for possible future use. During fiscal year 2013, we purchased approximately 0.6% of our common shares outstanding, or 0.3 million shares, in open market purchases for approximately $5.0 million at an average cost of $15.77 per share, while during fiscal year 2012, we purchased 2.4 million shares for approximately $50.4 million at an average cost of $20.62. During fiscal year 2011, we purchased 2.8 million shares for approximately $101.5 million at an average cost of $36.69. At June 30, 2013, we had approximately $143.1 million remaining of our current share repurchase authorization, but the program expired on August 2, 2013.

Information relating to repurchases of our common shares for the fourth quarter of fiscal 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (Or Approximate Dollar Value) of Shares that May Yet Be Purchased under the Plans or Programs(1)
April 1, 2013 – April 30, 2013	0	$0	0	$143,153,479
May 1, 2013 – May 31, 2013	0	0	0	$143,153,479
June 1, 2013 – June 30, 2013	0	0	0	$143,153,479

Total	0	$0	0	$143,153,479

(1)	Our share repurchase program expired on August 2, 2013; therefore, additional repurchases are prohibited.

See Note 13. “Stockholders’ Equity—Common Stock Repurchase Program” to our Consolidated Financial Statements.

Performance Graph

The following graph compares the cumulative total return (change in common stock price) in our common stock with the cumulative total return of the Standard and Poor’s 500 Composite Index and our industry peer group. The peer group consists of Aristocrat, Bally, IGT and Shuffle Master, Inc. The graph assumes $100 was invested on June 30, 2008, in our common stock and in each of the comparison groups and that all dividends were reinvested. The common stock price performance included in this graph is not necessarily indicative of future common stock price performance.

The following graph is not “soliciting material,” is not deemed filed to be filed with the SEC and is not incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the Securities Act) or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Equity Compensation Plans

Information regarding our equity compensation plans is incorporated by reference to Item 12 of this Form 10-K, which incorporates by reference the information set forth in our definitive proxy statement to be filed in 2013 with the SEC.

ITEM 6.	SELECTED FINANCIAL DATA

The data as of June 30, 2013 and 2012 and for the years ended June 30, 2013, 2012 and 2011 are derived from our audited Consolidated Financial Statements and related Notes that are included elsewhere in this Report. The data as of June 30, 2011, 2010 and 2009 and for the years ended June 30, 2010 and 2009 are derived from our audited Consolidated Financial Statements and related Notes that are included in other reports previously filed with the SEC.

The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements.

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Statement of Income Data:
Revenues	$697.3	$689.7	$783.3	$765.1	$706.4
Impairment and restructuring(2)(3)	—	9.7	22.2	—	—
Operating income	44.7	87.4	110.4	167.9	136.6
Income before income taxes	48.7	99.1	123.6	170.5	140.4
Provision for income taxes	14.1	35.0	42.6	57.6	48.2
Net income(1)(2)(3)(4)(5)(6)	$34.6	$64.1	$81.0	$112.9	$92.2
Earnings Per Share:
Basic	$0.63	$1.15	$1.40	$2.02	$1.87
Diluted	$0.63	$1.15	$1.37	$1.88	$1.59
Weighted-Average Common Shares:
Basic common stock outstanding	54.6	55.5	57.7	56.0	49.2
Diluted common stock and common stock equivalents	54.9	55.8	59.0	60.4	59.1
Dividends Per Common Share	$—	$—	$—	$—	$—
Purchases of Treasury Stock(8)	$5.0	$50.4	$101.5	$45.0	$40.5
Cash Flow Data:
Net cash provided by (used in):
Operating activities	$153.4	$156.8	$157.1	$130.3	$179.2
Investing activities	(174.3)	(194.2)	(157.0)	(108.6)	(113.8)
Financing activities	21.8	10.8	(77.0)	9.7	(29.8)
Effect of exchange rates on cash and cash equivalents	(3.3)	(1.8)	0.9	(0.4)	(0.7)

Increase (decrease) in cash and cash equivalents	$(2.4)	$(28.4)	$(76.0)	$31.0	$34.9

	As of June 30,
	2013	2012	2011	2010	2009
	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$59.9	$62.3	$90.7	$166.7	$135.7
Working capital	336.2	281.5	345.1	414.2	334.3
Total accounts and notes receivable, net	409.8	405.1	366.2	326.2	252.5
Total assets	1,224.6	1,154.1	1,046.3	1,007.0	856.0
Long-term debt(6)(7)	85.0	60.0	—	—	115.0
Stockholders’ equity(6)	929.0	877.3	855.9	833.9	591.4

(1)

Net income in fiscal 2013 includes $13.5 million of pre-tax charges, which are recorded in selling and administrative expenses, or $0.16 per diluted share, related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger. Net income also includes (a) a $2.6 million after-tax benefit, or $0.05 per diluted share, for the reinstatement of the U.S. Federal Research and Development Tax Credit including retroactive benefits, (b) $2.2 million after-tax benefit, or $0.04 per diluted share, from the completion of the fiscal 2010 Federal income tax audit and the reduction of our liability of uncertain taxes due to the expiration of the statute of limitations for fiscal 2009, partially offset by (c) a $1.3 million, or $0.02 per diluted share, valuation allowance against certain foreign deferred tax assets relating to foreign net operating losses and (d) a $2.7 million after-tax charge, or $0.05 per diluted share, relating to a non-U.S. tax charge and other tax charges. In fiscal 2013, we recorded after-tax realized and unrealized foreign currency losses of $3.3 million, or $0.06 per diluted share, primarily related to the devaluation of the Argentina peso against the U.S. dollar. In fiscal 2012, we recorded after-tax realized and unrealized foreign currency losses of $0.3 million, or $0.01 per diluted share, related to the movement of foreign currencies against the U.S. dollar.

(2)

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

(3)

Net income in fiscal 2011 includes $16.6 million of net after-tax charges, or $0.28 per diluted share, which includes $14.3 million, or $0.24 per diluted share, of net after-tax impairment and restructuring charges comprised of $11.8 million, or $0.20 per diluted share, for net after-tax non-cash asset impairments (including $6.8 million net of taxes for impairment of technology licenses, $2.1 million net of taxes for impairment of the Orion™ brand name, $1.9 million net of taxes for an impairment charge to write-down the value of the Orion Gaming facility in the Netherlands to fair value upon closing the facility, $0.9 million net of taxes for impairment of receivables related to government action to close casinos in Venezuela and $0.1 million net of taxes of other impairment charges); and $2.5 million or $0.04 per diluted share for after-tax restructuring charges (primarily separation costs); along with $5.9 million of after-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including charges for inventory write-downs related to winding down the Orion and original Bluebird cabinet product lines); partially offset by $2.5 million or $0.04 per diluted share from after-tax cash proceeds of litigation settlement and $0.02 per diluted share benefit recorded in income taxes related to the period January 1, 2010 through June 30, 2010 from the retroactive reinstatement of the Federal research and development tax credit. See Note 5. “Impairment and Restructuring Charges” to our Consolidated Financial Statements.

(4)

Net income in fiscal 2010 includes a $3.6 million net tax benefit from a lower effective income tax rate resulting from discrete tax items, primarily the favorable completion of federal income tax audits through fiscal 2007.

(5)

Net income in fiscal 2009 includes a $3.1 million after-tax gain from a cash settlement of trademark litigation and a $1.1 million income tax benefit related to the period January 1, 2008 through June 30, 2008 due to the retroactive reinstatement of the Federal research and development tax credit.

(6)

On October 18, 2011, we entered into an amended and restated revolving credit agreement with a group of eight banks. This agreement provides for borrowings up to $400 million through October 18, 2016, with the ability to expand the facility to $500 million from the existing lenders willing to increase their commitments or from additional lenders with the consent of the administrative agent. At June 30, 2013, $85.0 million was outstanding under the amended and restated revolving credit facility. After consideration of $1.0 million outstanding letters of credit, there was approximately $314.0 million of available borrowings under the revolving credit facility at June 30, 2013.

(7)

In fiscal 2010, we issued 8.7 million of our common shares upon the early conversion to common stock of $115.0 million principal amount of our 2.75% Convertible Subordinated Notes (“Notes”). As a result of the conversion of all of our Notes, our stockholders equity was increased by $115.0 million. See Note 12. “Revolving Credit Facility” to our Consolidated Financial Statements.

(8)	Pursuant to the Merger Agreement with Scientific Games, share repurchases are prohibited from January 30, 2013 to the effective time of the Merger.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion is based on our current expectations, plans and strategies (including, without limitation, with respect to new products and services, entry into new markets, levels of anticipated spending or investment, and expectations as to shipments or the cost of products), any of which may change materially in the future. In particular, in the event the Merger is completed, our current expectations, plans and strategies may change as WMS is integrated into Scientific Games. There can be no assurance that Scientific Games’ expectations, plans and strategies with respect to WMS or the combined company following the Merger will be consistent with our current expectations, plans and strategies. Moreover, we cannot predict the impact of any changes to our current expectations, plans or strategies on the financial condition or results of operations of WMS or the combined company.

As used in this Report, the terms “we”, “us”, “our”, “the Company” and “WMS” mean WMS Industries Inc., a Delaware corporation, and its subsidiaries. All references to years, unless otherwise noted, refer to our fiscal year, which ends on June 30. All references to quarters, unless otherwise noted, refer to the quarters of our fiscal year.

OVERVIEW

Our mission is: through imagination, talent and technology, we create and provide the world’s most compelling gaming experiences. We are a leading supplier of innovative gaming entertainment products and services worldwide. We design, develop, manufacture, distribute and market casino games and gaming machines, VLTs, VGTs and interactive gaming products and services. As regulated markets legalize interactive gaming, we intend to enter and do business in those markets. Our gaming machine products are installed in all of the major regulated gaming jurisdictions in the United States, as well as in approximately 161 international gaming jurisdictions.

On January 30, 2013, WMS entered into the Merger Agreement with Scientific Games, Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games, and Merger Sub. The Merger Agreement provides for the Merger of Merger Sub with and into WMS, with WMS surviving as a wholly-owned subsidiary of Scientific Games. The Merger Agreement was unanimously approved by our Board of Directors. At the effective time of the Merger, each share of WMS’ common stock issued and outstanding immediately prior to such time, other than our treasury shares, shares owned by Scientific Games or Merger Sub, and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will be automatically cancelled and converted into the right to receive $26.00 in cash, without interest, on the terms and subject to the conditions set forth in the Merger Agreement. None of our stockholders exercised appraisal rights.

Consummation of the Merger is subject to customary conditions, which at this point include without limitation (i) receipt and effectiveness of specified licenses, permits, and other approvals, issued by certain governmental authorities in relation to our business and (ii) other customary closing conditions. On March 11, 2013, we received notice from the Federal Trade Commission of the early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended. In addition on May 10, 2013, WMS stockholders approved the Merger Agreement. At this time, we expect to consummate the Merger in the fall of calendar 2013. The Merger Agreement contains certain limitations on the operations of WMS during the period prior to the effective time of the Merger, including a prohibition on share repurchases by the Company. During the fiscal year ended June 30, 2013, we incurred approximately $13.5 million of pre-tax charges, which are recorded in selling and administrative expenses, related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger.

Following consummation of the Merger, there will be no public market for our common stock which will cease to be traded on the NYSE, and we will no longer be required to file periodic reports with the SEC.

A description of the Merger Agreement and the Merger is contained in our definitive proxy statement dated April 8, 2013, which was first mailed to our stockholders on or about April 11, 2013.

We generate revenue in two principal ways: product sales and gaming operations, as further described below. In fiscal 2012, we expanded our interactive gaming products and services with the launch of our first non-wagering social game on Facebook and the sale of select WMS games for mobile devices and PC’s and in July 2012, we grouped together all of our worldwide online wagering, social, casual and mobile gaming products and services in order to focus on their revenue growth, development and market efficiencies and to optimize the benefits of interactive gaming products and services for casino operators and their players. Also, in July 2012 we launched a second non-wagering social game on Facebook titled Jackpot Party Social Casino. We expect to facilitate the continued expansion, investment, evolution and extension of our interactive gaming products and services and increase our focus on this rapidly evolving growth area. In fiscal 2014, we expect to further penetrate each of the new markets and distribution channels we have entered over the last few years and look to further expand our distribution channels.

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, has reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. In calendar 2008 and 2009, some gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in fiscal 2010 and 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines. New unit demand for new casino openings and casino expansions increased in fiscal 2012; however, demand for new casino openings and expansions decreased in fiscal 2013. The economic crisis has reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. The economic crisis and operational challenges led to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012 as further described below. Additionally, increased competition from our competitors lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 than in fiscal 2011 and 2010. While our revenues for the year ended June 30, 2013, increased from the prior year period, this resulted from increased revenues from our interactive gaming products and services more than offsetting the decline in product sales and participation revenues.

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

Based upon our decisions stemming from our product, strategy and cost structure reviews, in the three-month period ended June 30, 2011, we recorded $24.0 million of net pre-tax charges, or $0.26 per diluted share, which included $18.4 million, or $0.20 per diluted share, of pre-tax impairment and restructuring charges. These charges were comprised of $16.0 million or $0.17 per diluted share for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion™ brand name, $1.4 million of impairment of receivables related to government action to close casinos in Venezuela and $0.2 million of other impairment charges) and $2.4 million, or $0.03 per diluted share, for restructuring charges (primarily separation-related costs), along with $9.6 million of pre-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including inventory charges related to winding down the Orion and original Bluebird cabinet product lines), partially offset by $4.0 million or $0.04 per diluted share from cash proceeds of litigation settlement. For the twelve months ended June 30 2011, impairment and restructuring charges also include the $3.8 million of pre-tax charges, or $0.04 per diluted share, incurred in the September 2010 quarter related to closing our main Netherlands facility, of which $2.4 million was a non-cash, pre-tax charge for the write-down to fair market value of property, plant and equipment and $1.4 million was pre-tax separation charges. The twelve-month period ended June 30, 2011 also includes a $0.02 per diluted share benefit recorded in income taxes in the December 2010 quarter related to the period January 1, 2010 through June 30, 2010 from the retroactive reinstatement of the Federal research and development tax credit.

Also as part of the plan, in fiscal 2012, we recorded an additional $9.7 million of net pre-tax impairment and restructuring charges or $0.12 per diluted share, which includes $9.1 million, or $0.11 per diluted share of cash-based restructuring charges, primarily separation-related charges and costs related to the decision to close two facilities, along with $0.6 million, or $0.01 per diluted share, of non-cash impairment charges related to closing two facilities. In addition, during the year ended June 30, 2012, we recorded $3.6 million or $0.04 per diluted share of non-cash charges to write-down receivables following government enforcement actions at certain casinos in Mexico. After an attack that burned down a casino in the Monterrey province in late August 2011, various Mexican government agencies began inspecting fire and safety preparations, import paperwork on gaming machines and other facets of casino operations. As a result, some casinos have closed permanently and some temporarily, and some gaming machines were seized until the proper paperwork has been submitted and approved. Because of these actions, fewer people have been visiting the Mexican casinos and overall demand for new units has declined. This situation has been very dynamic and while government actions continued to diminish, we continue to closely monitor the situation. In fiscal 2012, we also received proceeds from litigation settlement for $2.1 million, or $0.02 per diluted share and incurred charges of $2.1 million, or $0.02 per diluted share, for legal settlements.

Net income in fiscal 2013 includes $13.5 million of pre-tax charges, which are recorded in selling and administrative expenses, or $0.16 per diluted share, related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger. Net income also includes (a) a $2.6 million after-tax benefit, or $0.05 per diluted share, for the reinstatement of the U.S. Federal Research and Development Tax Credit, including retroactive benefits, (b) $2.2 million after-tax benefit, or $0.04 per diluted share, from the completion of the fiscal 2010 Federal income tax audit and the reduction of our liability of uncertain taxes due to the expiration of the statute of limitations for fiscal 2009, partially offset by (c) a $1.3 million, or $0.02 per diluted share, valuation allowance against certain foreign deferred tax assets relating to foreign net operating losses and (d) a $2.7 million after-tax charge, or $0.05 per diluted share, relating to a non-U.S. tax charge and other tax charges. In fiscal 2013, we recorded after-tax realized and unrealized foreign currency losses of $3.3 million, or $0.06 per diluted share,, primarily related to the devaluation of the Argentina peso against the U.S. dollar. In fiscal 2012, we recorded after-tax realized and unrealized foreign currency losses of $0.3 million, or $0.01 per diluted share, related to the movement of foreign currencies against the U.S. dollar.

We had expected that with our launch of the network gaming-enabled Bluebird2 gaming machines in the December 2008 quarter, concurrent with certain of our competitors launching their networked gaming-enabled products, the industry would experience an improvement in the replacement cycle, which has been at an abnormally low level for the past few years. However, as discussed above, the economy slowed just as the new gaming machines were being launched, so we did not see the expected improvement in the replacement cycle. Even with the adverse economic environment and its impact on our industry causing customers to constrain their capital budgets, we launched our Bluebird2 gaming machines in the December 2008 quarter with premium features at a significantly higher price, and demand outpaced our expectations. In late June 2010, we launched another new networked-enabled gaming machine, the Bluebird xD cabinet, as the replacement for our original Bluebird slant cabinets and it too had a significantly higher price, and once again demand outpaced our expectations. In the March 2012 quarter, we launched our new Bluebird2e gaming machine as an upgrade to our Bluebird2 gaming machines. The Bluebird2e gaming machines contain the emotive lighting feature that we launched with the Bluebird xD cabinet. In the December 2012 quarter, we launched the initial placements of My Poker xD cabinets to address a segment of the casino floor in which we have little presence. In March 2013, we launched our new Blade upright cabinet for product sales and new Gamefield xD cabinet for our participation installed base, and both utilize our next-generation CPU-NXT3 operating system platform. We believe that as the economy improves and gaming operators see meaningful improvements in their profitability and cash flows, they will increase their annual capital budgets for replacement units, which will improve the replacement demand in future years, although we cannot predict when this will occur or the rate of increase in their capital budgets.

We believe several recent developments fueled by the challenging economic situation could expand our revenue opportunities over the long term. In the United States, legislators have passed or are considering enabling new or expanded gaming legislation in Ohio, Illinois, Kansas, Iowa, Maryland, California, New Hampshire, New York, Florida, and Massachusetts. Internationally, Singapore opened as a new market in fiscal 2010. In addition, legislation has been passed or discussed in Greece, Bolivia, Brazil, Japan, Spain and Taiwan that could open new market or expansion opportunities. In the United States, the States of Nevada, Delaware and New Jersey have adopted legislation to legalize certain forms of online gaming and federal legislators and certain other state legislators and governments in Canada and Europe have legalized or are considering legalizing certain forms of online gaming, which if passed could expand our revenue opportunities. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

We review certain financial measures in assessing our financial condition and operating performance not only in connection with creating our forecasts and in making comparisons to financial results from prior periods, but also in making comparisons to our competitors’ financial results and our internal plans. We focus on fluctuations in revenue, number of new units sold, average selling price, average participation installed base and average revenue per day, cost on both products sales and gaming operations and also pay close attention to our operating income, operating margin, net income, diluted earnings per share, total cash, total accounts and notes receivable, inventories and accounts payable, cash flows provided by or used in operating activities, investing activities and financing activities and free cash flows (cash flows from operating activities less capital expenditures) as they are key indicators of our performance. We also measure changes in selling and administrative expenses as a percent of revenue, which indicate management’s ability to control costs, as well as research and development costs as a percent of revenue, which demonstrate investment in technology and product development. Finally, we measure depreciation and amortization expense as a percentage of revenues as an indicator of the current cost of capital expenditures, primarily in gaming operations. The measures listed above are not a comprehensive list of all factors considered by us in assessing our financial condition and operating performance, and we may consider other individual measures as required by trends and discrete events arising in a specific period, but they are the key indicators and these measures are discussed herein.

The priorities for the utilization of our cash flow are to: continue to enhance stockholder value by emphasizing internal and external investments to create and license advanced technologies and intellectual property; seek acquisitions or licensing deals that can extend our presence and product lines, increase our distribution channels and enhance our intellectual property portfolio and expand our earnings potential. As a result of our Merger Agreement with Scientific Games, we no longer can repurchase shares in the open market or in privately negotiated transactions. For the year ended June 30, 2013, our research and development spending increased $20.0 million from the prior-year period. In addition, we spent $65.4 million on property, plant and equipment, $90.6 million on additions to gaming operations equipment, we made payment of $18.3 million to acquire or license intangible and other non-current assets and prior to the start of the sale process of WMS initiated by our Board of Directors in fall 2012, we funded approximately $5.0 million of common stock repurchases in the September 2012 quarter. We also had $25.0 million net borrowings on our credit facility and had $85.0 million long-term debt outstanding at June 30, 2013 and after consideration of $1.0 million outstanding letters of credit, there was approximately $314.0 million of available borrowings under the revolving credit facility. At June 30, 2013, we had total cash, cash equivalents and restricted cash of $69.7 million, including $9.8 million of restricted cash.

See “Product Sales” and “Gaming Operations” included in Item 1. Business for discussion of our product sales and gaming operations revenue streams.

OUR FOCUS

We continue to operate in a challenging economic environment and the combination of economic uncertainty, lower demand for replacement products and reduced opportunities from new or expanded casinos has negatively impacted our industry. We expect to benefit from certain new and expansion projects currently in process in fiscal 2014, but the breadth and timing of such opportunities remains uncertain due to the difficult credit environment facing our customers and the risk of continued economic uncertainty.

As we navigate these macroeconomic challenges, we are focused on four key strategic priorities: 1) Continue to grow our installed participation base and improve our average daily revenues; 2) Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games, game content and products for our customers worldwide; 3) Invest in the establishment, development and operation of our interactive gaming products and services; and 4) Drive margin improvements:

Strategic Priority: Continue to grow our installed participation base and improve our average daily revenues:

Fiscal 2013 Result: During the year ended June 30, 2013, our average installed base of participation gaming machines increased 1.6% over the prior-year and, at June 30, 2013, our total installed participation footprint stood at 9,910 units, up 3.7% compared to 9,561 units at June 30, 2012. Our average revenue per day decreased 3.7% in fiscal 2013 from fiscal 2012 to $66.00. Our focus in fiscal 2013 was to increase the installed base, increase the average revenue per day and increase the percentage of the installed base that were coin-in gaming machines, as they generate the highest profit of our three lease models. One of our strategies to accomplish these goals was to continue to convert a portion of our installed base from Bluebird gaming machines to Bluebird2, Bluebird xD and our new Gamefield xD gaming machines. The percentage of coin-in gaming machines in our installed base was 36.3% of the installed base at June 30, 2013, compared to 38.5% of the installed base at June 30, 2012 and 38.3% of the installed base at June 30, 2011. The coin-in gaming machines decrease was in our non-WAP gaming machines as our WAP installed base was 3,493 units at June 30, 2013, compared to 3,248 units at June 30, 2012 and 3,238 at June 30, 2011. We have successfully converted approximately 80% of the participation installed base to Bluebird2, Bluebird xD and Gamefield xD gaming machines, although this required a higher capital investment over the last two years. We invested $90.6 million in gaming operations capital in fiscal 2013 and $83.0 million in fiscal 2012 compared to $65.9 million in fiscal 2011. Based on our current plans, we expect that the amount of capital invested in participation gaming machines will decline modestly for the next two years as a lower amount of capital spent on our participation gaming machines will be partially offset by increased capital spent on gaming machines for operating leases. We expect that with an anticipated increase in participation game themes that our installed base will grow in fiscal 2014.

Strategic Priority: Garner increased ship share in our global product sales by leveraging our product development expertise and developing differentiated, high-earning games and products for our customers worldwide.

Fiscal 2013 Result: The replacement cycle for gaming machines has been abnormally low for several years and the challenges facing our industry and the overall global economy have continued, all of which have reduced overall industry demand for gaming machines from previous levels. With the exception of the Canadian VLT business in fiscal 2013, we believe capital budgets for replacing gaming machines were relatively flat for calendar 2010 and 2011 and increased modestly in fiscal 2012 and fiscal 2013. We believe demand from new casino openings and casino expansions declined from fiscal 2010 to fiscal 2011 but grew in fiscal 2012 and declined in fiscal 2013. In addition, we lost revenue in the March and June 2013 quarters in the new Illinois VGTs market. At that time, Illinois law prohibited the supplier of the state monitoring system (currently Scientific Games) from also selling VGTs, which will be the case upon the closing of the Merger. As a result, customer’s questioned our ability to continue to serve the market long-term. New legislation which was signed by the governor of Illinois on June 24, 2013, now enables us to ship VGT units after the Merger and we restarted shipments into this market late in the June 2013 quarter. For fiscal 2013, we shipped 647 VGTs into the new Illinois market. We shipped 2,412 replacement VLTs into the Canadian VLT market in fiscal 2013. The average selling price on both VLTs and VGTs is lower than a Class III gaming machines and this, along with a very competitive marketplace, and until the launch of the new Blade cabinet in March 2013, our current line-up of gaming cabinets being amongst the oldest in the industry resulted in an overall lowering of our average selling price in fiscal 2013 by 2.5% to $15,553. In this challenging environment, our fiscal 2013 new unit shipments on which we recognized revenue were down 0.9% from the prior-year period due to the decrease in demand of gaming machine sales for new casino openings and expansions which totaled 1,694 units compared 4,105 units in the year-ago period being offset by the increase in replacement VLT demand driven by higher Canadian VLT shipments. In fiscal 2014, we expect that demand from new casino openings and expansions to be slightly higher and replacement demand will be flat as a result of much lower demand from the Canadian VLT operators who had begun a cyclical replacement of all of their VLTs in fiscal 2013 which will be offset by higher U.S. replacement demand. We expect to ship a larger amount of VGTs to Illinois in fiscal 2014 than we did in fiscal 2013.

International new unit shipments increased 12.2% from the prior-year to 7,117 units from 6,344 units in fiscal 2012 and represented 34.4% of global shipments in fiscal 2013, compared to 30.3% in fiscal 2012 and 38.6% in fiscal 2011 primarily reflecting increased shipments of our new Bluebird2 lite cabinet for select international markets. Overall, international new unit shipments increased in fiscal 2011 but shrank in fiscal 2012, as in fiscal 2011 the growth in Mexico, New South Wales, Australia and Singapore coupled with modest growth in Asia and Latin America, more than offset lower shipments to Europe, which remains impacted by the challenging economic environment. In fiscal 2012, demand from Mexico and New South Wales, Australia abated due to unique circumstances in each country and demand from Europe continued to be lower. Demand from Mexican customers was lower following government enforcement actions at certain casinos in Mexico that began in the September 2011 quarter and demand from Australian customers was lower as customers await enablement of new national vs. state gaming standards. Also, we believe the higher-priced Bluebird2, Bluebird xD and Bluebird2e units had an impact on the unit volume customers were able to buy with fixed capital budgets. Demand from customers in Mexico has increased modestly in fiscal 2013 and we recently received approvals in New South Wales, Australia for our products that comply with the new national standards so we expect units sales will increase in the coming quarters. Revenues from customers in Argentina were lower in the year ended June 30, 2013, as government authorities modified rules related to importing product. We expect international demand in fiscal 2014 to be flat with fiscal 2013. We are still preparing to launch our products in the new VLT market in Italy in the future. Although much effort is still needed before the first revenue-earning WMS gaming machines are placed in Italy and we will have additional development work to complete as a result of new requirements that the regulator has mandated in Italy that will be effective after a transition period. In addition, we continue to achieve benefits from the opening of new international offices and the addition of new geographically dispersed sales account executives.

To further diversify our revenue streams, we directly entered the Class II and central determinant market in fiscal 2010 following expiration of our previous licensing agreements for those markets. We shipped our first gaming machines to a Class II market in the September 2009 quarter, and we have continued to penetrate this market in subsequent quarters. In June 2012, we received approval of a CPU-NXT2 based operating system on our Bluebird2 cabinet for the Class II markets and shipped our first gaming machines operating on this new system in the June 2012 quarter. We expect that shipments to these markets in fiscal 2014 will exceed shipments in fiscal 2013.

We launched our Bluebird xD gaming machine late in the June 2010 quarter and, given customer response, we achieved strong demand for this product throughout fiscal 2012 and 2011. For the year ended June 30, 2013, Bluebird xD gaming machines accounted for 22.8% of our global new unit sales which compares to 31.2% in fiscal 2012. We launched an enhanced version of our Bluebird2 product, the Bluebird2e cabinet with an emotive lighting feature in the March 2012 quarter. During fiscal 2013, the majority of the global Bluebird2 product line new unit sales were Bluebird2e units and we would expect this to also occur in future periods. We launched our Bluebird2 lite cabinet in the September 2012 quarter which is a lower cost cabinet for select international markets. In March 2013, we launched our new Blade gaming cabinet, using the latest version of our operating system software, the CPU-NXT3 platform, and Blade units accounted for 16.5%, or 3,412 units, of total unit shipments in fiscal 2013, even though the product was not approved in certain gaming jurisdictions in the United States or any gaming jurisdictions outside of the United States. We expect that the percentage of our quarterly shipments that are Blade units will increase in future quarters while the percentage of Bluebird2e and Bluebird2 lite units will decrease.

We are dependent, in part, on innovative new products, casino openings and expansions, continued market penetration and new market opportunities to generate growth of our gaming machine revenues. We have continued to invest in research and development activities to be able to offer creative and high earning products to our customers and in the year ended June 30, 2013, such expenses totaled 16.4% of revenues, or $114.5 million, in fiscal 2013, and the aggregate amount spent was up $20.0 million, or 21.2%, compared to the prior-year period. Expansion and new market opportunities may come from political action as governments look to gaming to provide tax revenues in support of public programs and view gaming as a key driver for tourism.

Strategic Priority: Invest in the establishment, development and operation of our interactive gaming products and services.

Fiscal 2013 Result: In the December 2010 quarter, we launched a business-to-consumer, online casino website for residents in the United Kingdom, although we did not begin to market the site until February 2011. Our Jackpotparty.com online casino offers a variety of our popular slot games and certain card and table games. We believe the success of our gaming content, technology foundation and interactive capabilities allows us to provide online capabilities to consumers in other jurisdictions primarily on a business-to-business (“B2B”) basis. For example, in the United States, the States of Nevada, New Jersey and Delaware have adopted legislation to legalize certain forms of online gaming. Federal legislators and certain other state legislators, as well as, governments in Canada and Europe have legalized or are considering legalizing certain forms of online gaming, which, if passed, could expand our revenue opportunities depending on the type of online gaming approved. The breadth and timing of these opportunities remain uncertain due to the political process in each of these jurisdictions, as well as the difficult credit environment facing our customers and the risk of continued economic uncertainty.

In fiscal 2012, we began earning revenues from our Lucky Cruise non-wagering social game on Facebook and revenues from the sale of select WMS games that have been ported to operate on mobile devices and PC’s. We further expanded our online, social, casual and mobile gaming presence through the acquisitions of Jadestone and Phantom for $33.6 million in late fiscal 2012. We paid $16.4 million at closing, $0.5 million in the September 2012 quarter, $2.1 in the December 2012 quarter and $3.2 million in the June 2013 quarter and have additional consideration of a maximum of $10.7 million in the future for both acquisitions. In addition, we recorded a $1.0 million gain which was included in interest income and other income and expense, net in fiscal 2013; partially offset by an increase in goodwill of $0.3 million in fiscal 2013 relating to other items. These acquisitions individually and in the aggregate were not material to our Consolidated Financial Statements. Additionally, in fiscal 2012 we entered into an agreement to provide an end-to-end B2B online casino site in Belgium in collaboration with Groupe Partouche, which went live in the March 2013 quarter. Early in fiscal 2013 we entered into a strategic alliance with Dragonfish, the independent B2B division of 888 Holdings plc, that expands our B2B online product offering in the United States with one of the world’s leading online poker solutions. In July 2012, we launched Jackpot Party Social Casino on Facebook and in the March 2013 quarter, we launched this application on the Apple® iOs system for iPhone® and iPad® platforms, and in the June 2013 quarter, launched on the Android™ platform, all of which enhanced our revenue earning opportunities. In the March 2013 quarter, we launched the first WMS games on Jadestone’s servers to several of Jadestone’s customers. Total revenues from interactive gaming products and services grew dramatically to $57.0 million for the year ended June 30, 2013 up from $4.1 million in the prior year. We will focus on the revenue growth, development and market efficiencies of our worldwide interactive gaming products and services to optimize the benefits for casino operators and their players. As regulated markets legalize interactive gaming products and services, we intend to enter and do business in those markets.

Strategic Priority: Drive margin improvements.

Fiscal 2013 Result: Our operating margin decreased 630 basis points to 6.4% for the year ended June 30, 2013, from 12.7% for the prior-year and included $13.5 million of pre-tax charges, which are recorded in selling and administrative expenses, related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger.

Our research and development costs increased as a percentage of revenues to 16.4% in fiscal 2013 from 13.7% of revenues in fiscal 2012 and 14.9% of revenues in fiscal 2011 and in total increased $20.0 million, or 21.2%, over the prior year. The increase is primarily caused by higher development costs to re-engineer and re-purpose our library of slot gaming content for distribution as our interactive gaming products and services, the impact of the Phantom and Jadestone acquisitions in the June 2012 quarter, along with an increase in spending for our innovative new casino gaming products and higher payroll and incentive compensation costs. Our selling and administrative expenses increased as a percentage of revenue to 24.3% in fiscal 2013 from 21.0% of revenues in fiscal 2012 and 19.2% of revenues in fiscal 2011. The increase is primarily caused by $13.5 million of pre-tax charges, which are recorded in selling and administrative expenses, related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger, the increase in online marketing costs to expand the player base for interactive gaming products and services, the impact of the Phantom and Jadestone acquisitions in the June 2012 quarter, the incremental expenses related to our implementation of an upgraded enterprise-wide ERP system and higher payroll and incentive compensation cost, partially offset by ongoing cost savings initiatives. Our depreciation and amortization expense increased as a percentage of revenue to 17.4% in fiscal 2013 from 13.4% of revenues in fiscal 2012 and 9.1% in fiscal 2011 and increased $29.0 million, or 31.5%, over the prior year due to the higher level of capital spent in fiscal 2013, 2012 and 2011 to upgrade the installed base of our participation gaming machines to new Bluebird2, Bluebird xD and Gamefield xD gaming machines, depreciation on a new facility that was placed in service in August 2012, depreciation on capitalized costs related to an upgrade of our Oracle ERP system as we have now gone live with the new system and from amortization of finite-lived intangible assets from our two acquisitions in the June 2012 quarter. By driving margin improvements in future periods, we believe we will be able to increase net income and generate the necessary capital to fund the other elements of our business strategy.

We are still implementing our lean sigma and strategic sourcing initiatives, and we continue to realize positive results. We believe these initiatives will continue to drive margin improvement in future years through disciplined cost management, especially with the Bluebird xD, Bluebird2e and Blade product lines, where we expect to improve margins to be more comparable to our Bluebird2 product line. Longer term, we expect to benefit from an expanded volume of business that should result in greater volume discounts from our raw material suppliers and enable us to spread our manufacturing overhead costs over a larger number of units thereby reducing the cost per unit. We also expect our gaming operations will continue to expand with both the installed base and revenue per day increasing in fiscal 2014 and fiscal 2015.

We believe our product development capabilities, combined with additional functionalities and enhanced features of our advanced technologies and gaming platforms, enable us to optimize the entertainment value of our products and improve our operating margins. In fiscal 2014, based on our current plans, we expect to increase our spending to grow our interactive gaming products and services and also increase spending to accelerate product innovation efforts and as a result research and development expenses are expected to be approximately 15% to 16% of revenues. Excluding the impacts of the sales process and the Merger transaction, based on our current plans, we expect selling and administrative expenses to grow modestly as a percentage of revenues in fiscal 2014 primarily due to increased spending to grow our interactive gaming products and services and as we grow and support our increased overall revenues. Due to higher capital spending in our gaming operations over the past three years and the completion of two major property, plant and equipment projects in early fiscal 2013, we expect that depreciation and amortization expense will increase as a percentage of revenues in fiscal 2014 and fiscal 2015 in comparison to fiscal 2013.

OTHER KEY FISCAL 2013 ACTIVITIES

Common Stock Repurchase Program

See Note 13. “Stockholders’ Equity—Common Stock Repurchase Program” to our Consolidated Financial Statements.

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

Revenue Recognition

General

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“Topic 605”) and FASB Topic 985, “Software” (“Topic 985”), as updated by Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).

ASU 2009-13 defines multiple-deliverable revenue arrangements and requires that the arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimated selling price (“ESP”).

Our product sales revenues are recorded pursuant to ASU 2009-14, as the software and non-software components of our gaming machines function together to deliver the product’s essential functionality.

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

We recognize revenue when all of the criteria listed above are met and do not recognize revenue if all of the criteria are not met. The application of our revenue recognition policy and changes in our assumptions or judgments also affect the timing and amounts of revenues and costs recognized. We defer revenue for any undelivered units of accounting for multiple deliverable arrangements. Deliverables are divided into separate units of accounting if:

➢	Each item has value to the customer on a standalone basis; and

➢	Delivery of any undelivered item is considered probable and substantially in our control.

Considerable judgment is required to determine whether an arrangement consists of multiple deliverables, whether the delivered item has value to the customer on a standalone basis and to determine the relative selling price used to allocate the arrangement fee to each deliverable. The fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. Such determination affects the amount and timing of revenue recognition. We evaluate the primary use and functionality of each deliverable in determining whether a delivered item has standalone value and qualifies as a separate unit of accounting.

Considerable judgment is also necessary to determine whether certain of our products are within the scope of software revenue recognition under Topic 985 and whether the software and non-software elements of these products function together to deliver the essential functionality under ASU 2009-14. Our determination dictates whether general revenue recognition guidance under Topic 605 or software revenue recognition guidance under Topic 985 applies and could impact the timing of revenue recognition.

The application of this policy affects the amount of our revenues, accounts and notes receivable and deferred revenues. In fiscal 2013, 2012 and 2011, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies—Revenue Recognition” to our Consolidated Financial Statements.

Allowances for Slow-Moving and Obsolete Inventories

We value inventories based on estimates of potentially excess and obsolete inventory after considering historical and forecasted demand and historical and forecasted average selling prices. However, forecasts are subject to revisions, cancellations and rescheduling. Actual demand may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements. Demand for parts inventories is subject to technical obsolescence. Inventories on hand in excess of forecasted demand are written down to net realizable value.

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due to changes in demand in general for used gaming machines. We sell these trade-ins as-is or refurbish the used gaming machines before resale. We also sell participation gaming machines, after refurbishment, as used gaming machines when we no longer need them in our gaming operations and we also harvest parts from Bluebird participation gaming machines to sell to customers as spare parts to support the estimated over 50,000 of such gaming machines still in casinos today. Therefore, we review our used gaming machine inventories for impairment on a quarterly basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements. We sold approximately 4,500 and nearly 8,000 used gaming machines in fiscal 2013 and 2012, respectively.

During fiscal 2013, 2012 and 2011, we recorded provisions for inventory write-downs of $2.4 million, $5.0 million and $7.1 million, respectively. Fiscal 2011 includes $4.9 million of inventory and other asset write-downs related to the wind down of our Orion and original Bluebird cabinet product lines as part of our strategic review.

The application of this policy affects the amount of our inventories and cost of product sales. Other than the $4.9 million inventory and other asset write-downs recorded in fiscal 2011, in fiscal 2013, 2012 and 2011, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies – Inventories” and Note 7. “Inventories” to our Consolidated Financial Statements.

Participation Gaming Machine Depreciation and Net Realizable Value

Prior to July 2011, we depreciated the Bluebird, Bluebird2 and Bluebird xD participation gaming machines over a three-year estimated useful life to residual value, while we depreciated the participation top-boxes over a one-year estimated useful life with no residual value. In July 2011, we changed the estimated useful life of the Bluebird participation gaming machines to a five-year useful life and depreciate to residual value. In January 2012, we changed the estimated useful life of the Bluebird2 and Bluebird xD participation gaming machines to a four-year useful life and depreciate to residual value, while we changed the estimated useful life of our participation top-boxes to a two-year useful life with no residual value. In October 2012, we changed the estimated useful life of the Bluebird2 and Bluebird xD participation gaming machines to a five-year useful life and depreciate to residual value. These changes in useful lives were made to reflect the longer market life and extended replacement cycle of gaming machines. None of these changes in estimated useful lives were material to our Consolidated Financial Statements. We depreciate refurbishment costs of our gaming operations equipment for periods from 12 months to 18 months.

A material adverse impact could occur if the actual useful life of our gaming operations equipment is less than what was used in estimating depreciation expense, or if actual residual value is less than the anticipated residual value. At June 30, 2013 and 2012, we had $140.5 million and $115.7 million net book value of gaming operations equipment recorded in our Consolidated Balance Sheets. As our gaming operations equipment can be relocated from one customer to another customer, we review the carrying value of gaming operations equipment for impairment by type of equipment (for base gaming machines each of: Legacy, Bluebird mechanical reel, Bluebird video, Bluebird slant, Bluebird2 mechanical reel, Bluebird2 video, Bluebird2 widescreen, Bluebird xD mechanical reel, Bluebird xD video and Gamefield xD; for top-boxes by form factor; for signage by form factor; and other equipment by category) when events or changes in circumstances indicate that the carrying value of any of these asset groups may not be recoverable. An impairment loss would be recognized when the present value of estimated directly related future cash flows expected to result from the use of the gaming operations equipment and its eventual disposition is less than its carrying value.

The application of this policy affects the amount of our gaming operations equipment, accumulated depreciation on gaming operations equipment, cost of gaming operations, depreciation and amortization expense, income tax expense and deferred income tax assets and liabilities. In fiscal 2013, 2012 and 2011, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies – Gaming Operations Equipment and Property, Plant and Equipment” and Note 8. “Gaming Operations Equipment and Property, Plant and Equipment” to our Consolidated Financial Statements.

Intangible Asset Valuations

We develop, acquire and license from third parties intangible assets that we use in our games, gaming machines and interactive gaming products and services. At June 30, 2013 and 2012, we had $131.9 million and $137.7 million, respectively, capitalized on our Consolidated Balance Sheets for such costs, along with commitments not on our Consolidated Balance Sheets for an additional $60.8 million at June 30, 2013. As part of our contracts with the licensors, we typically provide a minimum guaranteed commitment and prepay royalties and license fees, usually at the time the contract is signed, even though the product may not be introduced until months or years later. We capitalize the royalty and license fee advances as intangible assets.

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

We do not amortize goodwill. We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We evaluate the recoverability of goodwill using a two-step impairment test. In the first step, the fair value of each of our two reporting units are compared to its book value including goodwill. If the fair value of the reporting units are in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting units are less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting units. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The application of this policy affects the amount of our current assets, non-current assets, current liabilities, cost of product sales, cost of gaming operations, research and development expense, depreciation and amortization expense and selling and administrative expense. Other than the impairment and other charges recorded in conjunction with our strategic reassessment in the June and September 2011 quarters, in fiscal 2013, 2012 and 2011, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies—Costs of Computer Software Utilized in Products Sold or Leased and Intangible Assets”, Note 9. “Intangible Assets” and Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Income Tax Accounting

We account for income taxes in accordance with FASB Topic 740, “Accounting for Income Taxes” (“Topic 740”). We conduct business globally and are subject to income taxes in U.S. Federal, state, local and foreign jurisdictions. Determination of the appropriate amount and classification of income taxes depends on several factors, including estimates of the timing and probability of realization of deferred income taxes, reserves for uncertain income tax positions and income tax payment timing.

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

We apply an estimated annual effective income tax rate to our quarterly operating results to calculate the provision for income tax expense. In the event there is a significant, unusual or infrequent item recognized in our quarterly operating results, the income tax attributable to that item is recorded in the interim period in which it occurs. We modify our annual effective income tax rate if facts and circumstances change between quarters. Our effective income tax rates for fiscal 2013, 2012 and 2011 were 29.0%, 35.3% and 34.5%, respectively.

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

At June 30, 2013, we provided a valuation allowance of $1.3 million against certain foreign deferred tax assets (net operating losses). In determining the level of required valuation allowance, we considered the foreign subsidiaries prior performance, projected future taxable income and tax planning strategies in making this assessment.

At this time, we believe appropriate provisions for all outstanding tax issues have been made for all jurisdictions and all open years. We are no longer subject to any significant Federal tax examinations by tax authorities for years before fiscal 2011, or state, local or foreign income tax examinations by tax authorities for years before fiscal 2009.

The application of this policy affects the amount of our income tax expense, current income tax receivables and liabilities and current and non-current deferred income tax assets and liabilities. In fiscal 2013, 2012 and 2011, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term, other than in fiscal 2013, we recorded a $1.5 million reduction in the liability for uncertain tax positions as a result of the completion of the fiscal 2010 Federal income tax audit and an additional $0.7 million reduction due to the expiration of the statute of limitations for fiscal in 2009, in fiscal 2012, we recorded a $1.0 million reduction in the liability for uncertain tax position as a result of the expiration of the statute of limitations for fiscal 2008 and in fiscal 2011, we recorded a $4.6 million reduction in the liability for uncertain tax positions as a result of the completion of the Federal income tax audit of income tax returns through fiscal 2007. See Note 2. “Principal Accounting Policies—Accounting for Income Taxes” and Note 11. “Income Taxes” to our Consolidated Financial Statements.

Share-Based Compensation Expense

We account for share-based compensation in accordance with the provisions of FASB Topic 718, “Share-Based Payment” (“Topic 718”). Under Topic 718, the total amount of compensation cost recognized at the end of the requisite service period for an award of share-based compensation is based on the number of instruments for which the requisite service has been rendered (that is, for which the requisite service period has been completed). We base initial accruals of compensation cost on the estimated number of instruments for which the requisite service is expected to be rendered. We will revise our estimates if subsequent information indicates that the actual number of instruments is likely to differ from previous estimates. The cumulative effect on current and prior periods of a change in the estimated number of instruments for which the requisite service is expected to be or has been rendered is recognized in compensation cost in the period of the change. Pre-tax share-based compensation expense was $15.9 million, $15.8 million and $18.7 million for fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, we did not record a provision for equity-based performance units granted under our long-term incentive plan that relate to the thirty-six month periods ended June 30, 2013 and 2014, based on the current assessment of achievement of the performance goals. We did record $1.4 million for equity-based performance units granted under our long-term incentive plan related to the thirty-six month period ended June 30, 2015. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals.

Under the fair value recognition provisions of Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. We use the accelerated method to account for stock option expense. Determining the appropriate fair value model and calculating the fair value of share-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. If actual results differ significantly from these estimates, share-based compensation expense in our Consolidated Statements of Income could be materially impacted.

The application of this policy affects the amount of our cost of product sales, cost of gaming operations, research and development expenses, selling and administrative expenses, additional paid-in capital and income tax expense. During fiscal 2013, 2012 and 2011, we had no material changes in the critical accounting estimates arising from the application of this policy and we do not anticipate material changes in the near term. See Note 2. “Principal Accounting Policies—Share-Based Compensation—Stock Option Assumptions” and Note 14. “Equity Compensation Plan” to our Consolidated Financial Statements.

RECENTLY ADOPTED ACCOUNTING STANDARDS

See Note 2. “Principal Accounting Policies—Recently Adopted Accounting Standards” to our Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

See Note 2. “Principal Accounting Policies—Recently Issued Accounting Standards Not Yet Adopted” to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

Seasonality

Sales of our gaming machines to casinos are generally strongest in the spring and slowest in the summer months, while gaming operations revenues are generally strongest in the spring and summer. Typically our total revenues are lowest in the September quarter and build in each subsequent quarter with the June quarter generating our highest total quarterly revenues. In addition, quarterly revenues and net income may increase when we receive a larger number of approvals for new games and gaming machines from regulators than in other quarters, when a game or platform that achieves significant player appeal is introduced, if a significant number of new casinos open or existing casinos expand or if gaming is permitted in a significant new jurisdiction.

Impact of Inflation

During the past three fiscal years, the general level of inflation affecting us has been relatively low. Our ability to pass on future cost increases in the form of higher sales prices will depend on the prevailing competitive environment and the acceptance of our products in the marketplace.

Net Charges in Fiscal 2012 and 2011

Given the continuing lower levels of capital spending by casinos over the three years ended June 30, 2011 and with no leading indicators suggesting that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. We still believe our long-term vision is intact but, as a result of this review, we refined our product plans and restructured our organization. Specifically, we streamlined our product management and product development functions, simplified our product plans and further prioritized on-time commercialization of new game themes, products and portal applications. Some of the product, operational and other decisions made in this review led to impairment, restructuring, asset write-downs and other charges, net of $24.0 million pre-tax, or $0.26 per diluted share, recorded in the June 2011 quarter and $27.8 million pre-tax, or $0.28 per diluted share, for fiscal 2011.

In addition, in the September 2011 quarter we implemented a broader impairment and restructuring and recorded additional charges amounting to $14.0 million pre-tax, or $0.17 per diluted share, and for fiscal 2012 such net pre-tax charges totaled $13.3 million, or $0.16 per diluted share. These product plan realignment and restructuring actions were expected to better direct resources and focus on near-term revenue opportunities and reduce our overall organizational staffing by approximately 10% to a level that better correlates with the existing operating environment, while maintaining our ability to create great games that engage current players and attract new players.

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

Fiscal 2011 results includes $27.8 million of net pre-tax charges, or $0.28 per diluted share, which includes $22.2 million, or $0.24 per diluted share, of pre-tax impairment and restructuring charges comprised of $18.4 million, or $0.20 per diluted share, for non-cash asset impairments (including $11.0 million for impairment of technology licenses, $3.4 million for impairment of the Orion brand name, $2.4 million for impairment charges to write-down the value of the Orion facility in the Netherlands to fair value upon closing of the facility, $1.4 million for impairment of receivables related to government action to close casinos in Venezuela and $0.2 million of other impairment charges); and $3.8 million, or $0.04 per diluted share, for restructuring charges (primarily separation costs); along with $9.6 million of pre-tax charges, or $0.10 per diluted share, for asset write-downs and other charges (including charges for inventory write-downs related to winding down the Orion and original Bluebird cabinet product lines); partially offset by $4.0 million or $0.04 per diluted share from cash proceeds of litigation settlement and a $0.02 per diluted share benefit recorded in the December 2010 quarter related to the period January 1, 2010 through June 30, 2010 from the retroactive reinstatement of the Federal research and development tax credit.

Fiscal Years Ended June 30, 2013, 2012 and 2011 Comparisons

Below are our Revenues, Operating Margins and Key Performance Indicators. This information should be read in conjunction with our Consolidated Statements of Income (in millions, except unit, per unit and per day data):

	Year Ended June 30,			Favorable (Unfavorable)
	2013	2012	2011	2013 vs. 2012			2012 vs. 2011
				Variance			Variance
				Dollar		%	Dollar		%
Product Sales Revenues
New gaming machines sales revenues	$322.1	$333.6	$403.2	$(11.5)		(3.4)	$(69.6)		(17.3)
Other product sales revenues	68.3	94.7	86.0	(26.4)		(27.9)	8.7		10.1

Total product sales revenues	$390.4	$428.3	$489.2	$(37.9)		(8.8)	$(60.9)		(12.4)

Average sales price per new unit	$15,553	$15,959	$16,651	$(406)		(2.5)	$(692)		(4.2)
New unit shipments to the U.S and Canada	13,590	14,559	14,876	(969)		(6.7)	(317)		(2.1)
New unit shipments to International markets	7,117	6,344	9,340	773		12.2	(2,996)		(32.1)

Total new units on which revenue was recognized	20,707	20,903	24,216	(196)		(0.9)	(3,313)		(13.7)
Used units shipments	4,547	7,985	9,243	(3,438)		(43.1)	(1,258)		(13.6)

Total units shipments	25,254	28,888	33,459	(3,634)		(12.6)	(4,571)		(13.7)

Conversion kit units sales	9,295	19,900	8,200	(10,605)		(53.3)	11,700		142.7
Cost of product sales	$190.2	$205.2	$253.9	$(15.0)		(7.3)	$(48.7)		(19.2)
Gaming Operations Revenues
Participation revenues	$228.4	$234.2	$277.7	$(5.8)		(2.5)	$(43.5)		(15.7)
Interactive gaming products and services revenues	57.0	4.1	0.8	52.9		nm	3.3		nm
Other gaming operations revenues	21.5	23.1	15.6	(1.6)		(6.9)	7.5		48.1

Total gaming operations revenues	$306.9	$261.4	$294.1	$45.5		17.4	$(32.7)		(11.1)

Installed base of participation units at period end	9,910	9,561	9,870	349		3.7	(309)		(3.1)
Average installed participation units	9,481	9,335	10,046	146		1.6	(711)		(7.1)
Average daily revenue per participation unit	$66.00	$68.52	$75.76	$(2.52)		(3.7)	$(7.24)		(9.6)
Cost of gaming operations	$57.4	$55.5	$58.7	$1.9		3.4	$(3.2)		(5.5)
Total revenues	$697.3	$689.7	$783.3	$7.6		1.1	$(93.6)		(11.9)
Total operating income	$44.7	$87.4	$110.4	$(42.7)		(48.9)	$(23.0)		(20.8)
Total operating margin	6.4%	12.7%	14.1%	(630	)bp	(49.6)	(140	)bp	(9.9)
Net income	$34.6	$64.1	$81.0	$(29.5)		(46.0)	$(16.9)		(20.9)
Earnings Per Share:
Basic	$0.63	$1.15	$1.40	$(0.52)		(45.2)	$(0.25)		(17.9)
Diluted	$0.63	$1.15	$1.37	$(0.52)		(45.2)	$(0.22)		(16.1)

bp	basis points

Fiscal 2013 Compared to Fiscal 2012

Total revenues for fiscal 2013 increased 1.1%, or $7.6 million, over fiscal 2012, reflecting:

➢	An $11.5 million, or 3.4%, decrease in new unit sales revenue as a result of:

➢	A 196 unit, or 0.9%, decrease in new units sold as:

➢

New units sold in the United States and Canada totaled 13,590 units, a decrease of 6.7% in fiscal 2013. Replacement units, inclusive of 2,412 Canadian VLT units, shipped to U.S. and Canadian customers increased 13.3% over the prior-year period to approximately 11,900 units, while new gaming machine sales for new casino openings and expansions totaled approximately 1,700 units compared to approximately 4,100 units in the fiscal 2012. Sales of 4,717 Bluebird xD units accounted for 22.8% of total new units sold in fiscal 2013 and 31.2% of total new units sold in fiscal 2012 and sales of 3,412 Blade units, which were launched in March 2013, accounted for 16.5% of total new units.

➢

International new units sold increased 12.2% from the prior-year to 7,117 units from 6,344 units in fiscal 2012 and represented 34.4% of global shipments up from 30.3% in the prior-period primarily reflecting increased shipments of our new Bluebird2 lite cabinet for select international markets.

➢

We shipped 647 VGT units to the new market that opened in Illinois starting in the September 2013 quarter. During the March and June 2013 quarters, we believe we lost revenue in this market due to customer concerns about our inability to serve the market long-term given existing Illinois law prohibited the supplier of the state monitoring system (currently Scientific Games) from also selling VGTs, which will be the case upon the closing of the acquisition. Once the governor signed a new law modifying this provision on June 24, 2013, we restarted shipments into the Illinois market.

➢

A 2.5% decrease in the average selling price of new gaming machines to $15,553, principally reflecting the lower average selling prices associated with VLTs, VGTs and the new Bluebird2 lite cabinet for select international markets, as well as the impact of the competitive marketplace and until the launch of the new Blade cabinet in March 2013, our current line-up of gaming cabinets being amongst the oldest in the industry.

➢

A $26.4 million, or 27.9%, decrease in other product sales revenues, reflecting a decrease in game conversion revenues, used gaming machines revenues and parts sales revenues; partially offset by an increase in other product sales revenues.

➢	We earned revenue on 9,295 conversion kits in fiscal 2013, compared to a record 19,900 conversion kits in the prior-year period; and

➢

We sold 4,547 used gaming machines during fiscal 2013, compared to 7,985 used gaming machines in the prior-year. The average sales price of used gaming machines decreased in fiscal 2013 principally reflecting market prices declining for our used Bluebird gaming machines.

➢	Participation revenues were lower by $5.8 million, or 2.5%, due primarily to:

➢	Overall average revenue per day decreased by $2.52, or 3.7%, principally reflecting lower average revenue per day in our percentage of coin-in gaming machines due to lower performance of our games.

➢

The average installed base of participation gaming machines in fiscal 2013 increased 146 units, or 1.6%, year over year. We were able to increase the ending installed base by 349 units, or 3.7%, at June 30, 2013, from June 30, 2012.

➢	A $52.9 million increase in interactive gaming products and services revenue, primarily reflecting the July 2012 launch of our Jackpot Party Social Casino on Facebook and continued growth in the UK online gaming revenues. Technological advances and the increasing popularity of wireless mobile technology, such as smart phones, tablets and social networking, have led to growth in online social gaming.

➢	Other gaming operations revenue decreased by 6.9%, or $1.6 million, from the prior year principally reflecting lower royalty revenues from licensing proprietary intellectual property and technologies.

We expect to generate modest revenue growth in fiscal 2014 and 2015 as we increase our global market penetration due to launching new products and gaming cabinets, expanding market distribution opportunities, growing our participation installed base through the introduction of new and innovative participation games and increasing revenues from our interactive gaming products and services and networked gaming operations. Likewise in fiscal 2014 and 2015, we expect modest improvements in lowering the cost of our gaming machines resulting from the ongoing implementation of process improvements throughout the entire organization with the utilization of lean sigma tools to improve quality and eliminate waste, improved results from our strategic sourcing initiatives and the benefits from ongoing efforts to level the production schedule throughout each quarter, which will be partially offset by the impact of higher VLT and Bluebird2 lite sales which have a lower average selling price than our Class III gaming machines.

Our cost of product sales and cost of gaming operations may not be comparable to other companies as they exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item, and distribution expenses included in the selling and administration line item (in millions of dollars):

	Year Ended June 30,		Increase/ (Decrease)
	2013	2012	Dollar	Percent
Depreciation and amortization
Cost of product sales	$8.4	$6.4	$2.0	31.3%
Cost of gaming operations	75.0	57.6	17.4	30.2
Distribution expenses	22.6	24.1	(1.5)	(6.2)

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,		Increase/ (Decrease)
	2013	2012	Amount		%
Costs and Expenses:
Cost of product sales	$190.2	$205.2	$(15.0)		(7.3)%
As a percentage of product sales revenues	48.7%	47.9%	80	bp	1.7
Cost of gaming operations	57.4	55.5	1.9		3.4
As a percentage of gaming operations revenues	18.7%	21.2%	(250	)bp	(11.8)
Research and development expense	114.5	94.5	20.0		21.2
As a percentage of total revenues	16.4%	13.7%	270	bp	19.7
Selling and administrative expense	169.3	145.2	24.1		16.6
As a percentage of total revenues	24.3%	21.0%	330	bp	15.7
Depreciation and amortization expense	121.2	92.2	29.0		31.5
As a percentage of total revenues	17.4%	13.4%	400	bp	29.9
Impairment and restructuring charges	0.0	9.7	(9.7)		(100.0)
As a percentage of total revenues	0.0%	1.4%	(140	)bp	(100.0)

Total costs and expenses	$652.6	$602.3	$50.3		8.4%

Cost of product sales was $190.2 million, or 48.7% of product sales revenues, for fiscal 2013, compared to $205.2 million, or 47.9% of product sales revenues, for the prior-year period. Fiscal 2013 reflects: fixed overhead costs not being fully absorbed by the lower number of new units sold, the impact of the lower-priced VLT and VGT units and Bluebird2 lite cabinets for select international markets, fewer high-margin conversion kit sales, the higher cost of the Blade cabinet compared to the Bluebird2 cabinet and the impact of the competitive industry environment on average selling price.

Cost of gaming operations was $57.4 million, or 18.7% of gaming operations revenues, for fiscal 2013, compared to $55.5 million, or 21.2% of gaming operations revenues for the prior-year period. Fiscal 2013 primarily reflects: the significantly higher mix of interactive gaming products and services revenues which have a lower cost as a percentage of revenues; partially offset by unfavorable jackpot expense experience on wide-area progressive games.

Research and development expenses increased 21.2% to $114.5 million in fiscal 2013, compared to $94.5 million in the prior-year period. The year-over-year increase reflects:

➢	Higher development costs for our planned expanded product development initiatives for the continued creation of intellectual property and the ongoing expansion of our product portfolio;

➢	Increase in spending for our interactive gaming products and services including the impact of the two acquisitions in the June 2012 quarter; and

➢	Higher payroll and incentive compensation costs.

During fiscal 2013, we introduced 56 new games for sale and 27 new participation and casino-owned daily fee games, compared to the introduction in fiscal 2012 of 70 new games for sale and 25 new participation and casino-owned daily fee games.

We expect that research and development expenses will increase, however, we expect such expenses to decrease as a percentage of revenues to between 15% and 16% in fiscal 2014 and 2015 even as we increase our spending to grow our interactive gaming products and services and accelerate our emphasis on innovative new products and creation of intellectual property. We will continue to spend research and development dollars on projects to ensure we stay at the forefront of innovation and creativity in our industry.

Selling and administrative expenses increased 16.6%, or $24.1 million, to $169.3 million in fiscal 2013, compared to $145.2 million in the prior-year period while increasing by 330-basis points as a percentage of revenues to 24.3%. The year-over-year increase reflects:

➢	Increased spend in our marketing costs to expand the player base for interactive gaming products and services;

➢	Incremental costs to support the growth for our networked gaming and interactive gaming products and services including the impact of the two acquisitions in the June 2012 quarter;

➢	Incremental expenses related to our implementation of an upgraded enterprise-wide ERP system;

➢

Increased pre-tax charges of $13.5 million related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger; and

➢	Higher payroll and incentive compensation costs.

Fiscal 2012 results include $9.7 million, or $0.12 per diluted share, of pre-tax impairment and restructuring charges including $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities.

Depreciation and amortization expense increased by $29.0 million, or 31.5%, to $121.2 million in fiscal 2013, compared to $92.2 million in the prior-year period. The increase in depreciation and amortization expense reflects increased capital spending on gaming operations equipment throughout fiscal 2013, 2012 and 2011, to upgrade our installed base of participation gaming machines to Bluebird2, Bluebird xD and Gamefield xD gaming machines, depreciation for a new facility that was placed in service in August 2012, amortization of finite-lived intangible assets from our two acquisitions in the June 2012 quarter and depreciation on the upgraded enterprise-wide ERP system which we placed in service in October 2012.

Operating Income

Our operating income decreased by $42.7 million, or 48.9%, in fiscal 2013 on a 1.1% increase in total revenues. Our operating margin of 6.4% represented a 630-basis point decrease over the 12.7% operating margin achieved in the prior-year. This decrease reflects:

➢	$29.0 million of higher depreciation and amortization expense;

➢	$24.1 million of higher selling and administrative costs;

➢	$20.0 million of higher research and development costs; partially offset by

➢

$20.7 million of additional profit after subtracting cost of product sales and cost of gaming operations from product sales revenues and gaming operations revenues, respectively, all as discussed above, and

➢	$9.7 million of lower impairment and restructuring charges.

For fiscal 2014 and 2015, we expect to achieve modest improvements in our operating income as anticipated improvements in revenue will be mostly offset by increased spending for research and development, selling and administrative and depreciation and amortization expenses.

Interest Expense

We incurred interest expense of $3.5 million, net of amounts capitalized for construction-in-progress, for fiscal 2013 compared to $1.6 million for the prior-year.

Interest Income and Other Income and Expense, Net

Interest income and other income and expense, net was income of $7.5 million and $13.3 million for fiscal 2013 and 2012, respectively. In fiscal 2013, we recorded pre-tax realized and unrealized foreign currency losses of $5.1 million, primarily related to the devaluation of the Argentina peso against the U.S. dollar. In fiscal 2012, we recorded pre-tax realized and unrealized foreign currency losses of $0.4 million related to the movement of foreign currencies against the U.S. dollar.

Income Taxes

The effective income tax rate was 29.0% and 35.3% in fiscal 2013 and fiscal 2012, respectively.

The fiscal 2013 effective tax rate reflects:

➢

The retroactive reinstatement of the U.S. Federal Research and Development tax credit of $2.6 million of which approximately $1.8 million related to the period July 1, 2012 through June 30, 2013 and $0.8 million related to the period January 1, 2012 through June 30, 2012;

➢	A U.S. tax benefit from certain foreign losses;

➢

A reduction in our liability for uncertain taxes by $2.2 million as the statute of limitations expired on our fiscal 2009 U.S. Federal income tax return and the completion of the 2010 Federal income tax audit; partially offset by

➢	A decrease in pre-tax income compared to fiscal 2012;

➢	A $1.3 million valuation allowance against certain foreign deferred tax assets relating to foreign net operating losses; and

➢	A non-U.S. tax charge and other tax charges of $2.7 million in fiscal 2013.

The fiscal 2012 effective income tax rate reflects:

➢	The expiration of the U.S. Federal research and development tax credit as of December 31, 2011; and

➢	Increased impact of foreign subsidiary startup losses without benefit and permanent tax items in fiscal 2012; partially offset by

➢	A reduction in our liability for uncertain taxes as the statute of limitations expired on our fiscal 2008 U.S. Federal income tax return plus other discrete tax items; and

➢	A decrease in pre-tax income compared to fiscal 2011.

At June 30, 2013, no deferred income tax provision had been recorded for United States Federal taxes related to approximately $45.8 million of undistributed net earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs. We have approximately $22.5 million of cash and cash equivalents in our international subsidiaries at June 30, 2013, and we believe we could readily convert such cash to other currencies including United States Dollars, although based on current banking and governmental regulations we cannot repatriate all of this cash, including approximately $5.4 million of cash and cash equivalents in Argentina.

We believe the impact of not being able to fully repatriate this cash and cash equivalents on the overall liquidity of the Company is immaterial, as at June 30, 2013, we had $59.9 million of unrestricted cash and cash equivalents (which includes the $22.5 million of foreign-based cash) and our annual cash flow from operations was $153.4 million in fiscal 2013. In addition, we have access to our $400 million amended and restated revolving credit facility that expires in October 2016 of which only $85.0 million was borrowed at June 30, 2013, and, if necessary, could access additional debt or equity offerings. After consideration of $1.0 million outstanding letters of credit, there was approximately $314.0 million of available borrowings under the revolving credit facility at June 30, 2013.

Earnings Per Share

The decrease in earnings per share in fiscal 2013 is attributable to the decrease in net income for fiscal 2013, largely related to higher research and development, selling and administrative and depreciation and amortization expenses including the $0.16 per diluted share, of charges related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger; partially offset by a lower effective income tax rate due to discrete tax items of $0.01 per diluted share. In addition, in fiscal 2013, we recorded pre-tax realized and unrealized foreign currency losses of $5.1 million, primarily related to the devaluation of the Argentina peso against the U.S. dollar. In fiscal 2012, we recorded pre-tax realized and unrealized foreign currency losses of $0.4 million related to the movement of foreign currencies against the U.S. dollar. Diluted earnings per share decreased 45.2% to $0.63 for fiscal 2013, from $1.15 for prior-year period. The share repurchases over the last twelve months did not materially impact fiscal 2013 earnings per share.

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

➢

A $10.8 million, or 65.9%, increase in other gaming operations revenues, primarily reflecting higher royalty revenues from licensing proprietary intellectual property and technologies, continued growth in our interactive gaming products and services revenues and incremental revenue from networked gaming solutions.

Our cost of product sales and cost of gaming operations may not be comparable to other companies as they exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item, and distribution expenses included in the selling and administration line item (in millions of dollars):

	Year Ended June 30,		Increase/ (Decrease)
	2012	2011	Dollar	Percent
Depreciation and amortization
Cost of product sales	$6.4	$4.8	$1.6	33.3%
Cost of gaming operations	57.6	40.1	17.5	43.6
Distribution expenses	24.1	24.7	(0.6)	(2.4)

Operating Expenses

Operating expenses were as follows (in millions of dollars):

	Year Ended June 30,		Increase/ (Decrease)
	2012	2011	Amount		%
Costs and Expenses:
Cost of product sales	$205.2	$253.9	$(48.7)		(19.2)%
As a percentage of product sales revenues	47.9%	51.9%	(400	)bp	(7.7)
Cost of gaming operations	55.5	58.7	(3.2)		(5.5)
As a percentage of gaming operations revenues	21.2%	20.0%	120	bp	6.0
Research and development expense	94.5	117.0	(22.5)		(19.2)
As a percentage of total revenues	13.7%	14.9%	(120	)bp	(8.1)
Selling and administrative expense	145.2	150.0	(4.8)		(3.2)
As a percentage of total revenues	21.0%	19.2%	180	bp	9.4
Depreciation and amortization expense	92.2	71.1	21.1		29.7
As a percentage of total revenues	13.4%	9.1%	430	bp	47.3
Impairment and restructuring charges	9.7	22.2	(12.5)		(56.3)
As a percentage of total revenues	1.4%	2.8%	(140	)bp	50.0

Total costs and expenses	$602.3	$672.9	$(70.6)		(10.5)%

Cost of product sales was $205.2 million, or 47.9% of product sales revenues, for fiscal 2012, compared to $253.9 million, or 51.9% of product sales revenues, for the prior-year period. Fiscal 2012 reflects: the $4.9 million of incremental inventory and other asset write-down costs recorded in the June 2011 quarter, ongoing cost reduction efforts from our strategic sourcing actions and the mix of business; partially offset by the impact of a lower average selling price.

Cost of gaming operations was $55.5 million, or 21.2% of gaming operations revenues, for fiscal 2012, compared to $58.7 million, or 20.0% of gaming operations revenues for the prior-year period. Fiscal 2012 primarily reflects: increased costs of our networked gaming and online gaming operations which we launched in fiscal 2011, partially offset by the $1.7 million of other asset write-downs recorded in fiscal 2011.

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

Operating Income

Our operating income decreased by $23.0 million, or 20.8%, in fiscal 2012 on an 11.9% decrease in total revenues. Our operating margin of 12.7% represented a 140-basis point decrease over the 14.1% operating margin achieved in the prior-year. This decrease reflects:

➢	$41.7 million of lower profit after subtracting cost of product sales and cost of gaming operations from product sales revenues and gaming operations revenues, respectively, all as discussed above;

➢	$21.1 million of higher depreciation and amortization expense; partially offset by

➢	$22.5 million of lower research and development costs;

➢	$12.5 million of lower impairment and restructuring costs; and

➢	$4.8 million of lower selling and administrative costs, all as discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

The recession and financial market crisis that began in 2008 has continued to disrupt the economy worldwide, reduced consumer discretionary spending and has led to a weakened global economic environment, all of which have been significant challenges for our industry. The economic crisis has reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. This has resulted in lower industry-wide unit demand from gaming operators and lower play levels on gaming machines in most gaming jurisdictions. As a result, gaming operators delayed or canceled construction projects, resulting in fewer new casino openings and expansions in fiscal year 2010 and 2011, coupled with many customers reducing their annual capital budgets for replacing gaming machines.

New unit demand for new casino openings and casino expansions increased in fiscal 2012; however, decreased in fiscal 2013. The economic crisis reduced disposable income for casino patrons and resulted in fewer patrons visiting casinos and lower spending by those patrons who did visit casinos. The economic crisis and operational challenges led to the review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. Additionally, increased competition from our competitors lowered the number of new units we shipped over the last three fiscal years, resulting in lower revenues in fiscal 2012 and fiscal 2011. While our revenues for the year ended June 30, 2013, increased from the prior year period, this resulted from increased revenues from our interactive gaming products and services more than offsetting the decline in product sales and participation revenues.

Our cash flow from operations is largely dependent on our profitability, the amount of working capital necessary to support our revenue base and extended financing terms. Therefore, in any given reporting period, the amount of cash consumed or generated by operations will primarily relate to the rate of revenue and profitability increase or decrease, and the increase or decrease in working capital required to operate our business. In periods when revenues are increasing, the expanded working capital needs will be funded from available cash, cash equivalents, cash flow from operations, and, if necessary, proceeds from our revolving credit facility or additional debt or additional equity offerings. We utilize these sources to fund acquisitions, investments in property, plant and equipment, gaming operations equipment and agreements to license or acquire third-party brands, intellectual properties or technologies that we have not developed internally. In addition, we will from time to time issue or retire borrowings or repurchase equity in an effort to maintain a cost-effective capital structure consistent with our anticipated capital requirements although under the terms of our Merger Agreement we cannot repurchase any shares through the effective time of the Merger. With the ongoing uncertainty in the credit and capital markets, there can be no assurance that other sources of capital will be available to us on acceptable terms or at all. Based on past performance and current expectation, we believe the combination of these resources will satisfy our needs for working capital, jackpot liabilities, capital expenditures and other liquidity requirements associated with our existing operations into the foreseeable future. Our primary sources of liquidity are:

➢	Existing cash and cash equivalents;

➢	Cash flows provided by operating activities; and

➢	Debt capacity available under our $400 million amended and restated revolving credit that expires in October 2016 and, if necessary, additional debt or equity offerings.

Selected balance sheet accounts and data are summarized as follows ($ in millions):

	As of June 30,		Increase/ (Decrease)
	2013	2012	Change	Percent
Total cash, cash equivalents, and restricted cash(1)	$69.7	$76.1	$(6.4)	(8.4)%
Total current assets(A)	501.7	452.3	49.4	10.9
Total assets	1,224.6	1,154.1	70.5	6.1
Total current liabilities(B)	165.5	170.8	(5.3)	(3.1)
Long-term debt	85.0	60.0	25.0	41.7
Stockholders’ equity	929.0	877.3	51.7	5.9
Net working capital(A) – (B)	$336.2	$281.5	$54.7	19.4
Trailing-twelve month statistics:
Average days outstanding for total accounts and notes receivable(2)	213	204	9	4.4
Inventory turns(3)	3.5	3.5	0.0	0.0

(1)

Pursuant to various state gaming regulations, we maintain certain restricted cash accounts to ensure availability of funds to pay wide-area progressive jackpot awards either in lump sum payments or in installments. Cash, cash equivalents and restricted cash includes restricted cash of $9.8 million and $13.8 million as of June 30, 2013 and June 30, 2012, respectively. Cash required for funding WAP jackpot payments is considered restricted cash and is not available for general corporate purposes.

(2)

Our average days outstanding for total accounts and notes receivable was greater at June 30, 2013, in comparison to June 30, 2012, due to an increased percentage of extended payment term financings as total accounts and notes receivable, net increased by $4.7 million, or 1.2%, during the year ended June 30, 2013. See Note 2. “Principal Accounting Policies—Accounts Receivable and Notes Receivable” and Note 3. Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt” to our Consolidated Financial Statements.

(3)	Our inventory turns were flat for the fiscal year ended June 30, 2013 in comparison to the fiscal year ended June 30, 2012.

Our net working capital at June 30, 2013 increased $54.7 million from June 30, 2012, and was primarily affected by the following components:

➢	A $34.5 million, or 12.2%, aggregate increase in current accounts and notes receivable to $317.3 million;

➢

An increase in inventories of $8.2 million, or 15.4%, to $61.5 million at June 30, 2013, from $53.3 million at June 30, 2012, due to higher raw materials and higher finished goods to support the launch of our new Blade and Gamefield xD gaming machines. Inventory turns were 3.5x at June 30, 2013 and 2012;

➢	A $13.1 million, or 32.7% aggregate increase in other current assets to $53.2 million, primarily relating to deferred income taxes;

➢

A decrease in current liabilities of $5.3 million, or 3.1%, to $165.5 million due to lower accounts payable of $9.3 million and $5.8 million of lower other accrued liabilities primarily due to the timing of tax payments, partially offset $9.8 million of higher accrued compensation and related benefits; partially offset by

➢	A decrease in cash, cash equivalents and restricted cash of $6.4 million.

As described in Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements, we have royalty and license fee commitments for brand, intellectual property and technology licenses of $60.8 million including contingent payments that are not recorded in our Consolidated Balance Sheets.

We believe that total cash, cash equivalents and restricted cash of $69.7 million at June 30, 2013, inclusive of $9.8 million of restricted cash, and cash flow provided by operating activities will be adequate to fund our anticipated level of expenses, cash to be invested in property, plant and equipment and gaming operations equipment, cash to be used to develop, license or acquire intangibles and other assets, technologies or intellectual properties from third parties, the levels of inventories and receivables required in the operation of our business and any repurchases of common stock for the upcoming fiscal year although under the terms of our Merger Agreement we cannot repurchase any shares. Foreign subsidiary operations held 37.6% of our unrestricted cash and cash equivalents at June 30, 2013 and 41.3% at June 30, 2012. At June 30, 2013, we held approximately 28.9 million pesos, or $5.4 million, of cash and cash equivalents in Argentina compared to approximately 58.8 million pesos, or $12.8 million, at June 30, 2012. Currently, the Argentine government is imposing restrictions on currency movements that might make it costly or impossible to immediately convert the pesos into U.S dollars and have those dollars transferred outside of Argentina. This creates a foreign currency risk in case of devaluation. We believe that we take a prudent and conservative approach to maintaining our available liquidity while credit market and economic conditions remain uncertain. We continue to focus on reinvesting in our business through our installed base of gaming operations machines, as well as other strategic capital deployment objectives to expand our geographic reach, product lines and customer base. For fiscal 2014 and 2015, we expect cash flow provided by operating activities to continue to be strong. We do not believe we will need to raise a significant amount of additional capital in the short-term or long-term, and as a result of amending and restating our revolving credit agreement in October 2011, we have access to our $400 million revolving credit facility through October 2016. We will, however, assess market opportunities as they arise.

Total Accounts and Notes Receivable and Bad Debt Reserves

See Note 2. “Principal Accounting Policies—Accounts Receivable and Notes Receivable” and Note 3. “Accounts Receivable, Notes Receivable, Allowance for Doubtful Accounts and Bad Debt” to our Consolidated Financial Statements.

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

We have a defined process to control changes in the design of our gaming machines to reduce the possibility that we cannot utilize existing parts before new parts are implemented and therefore reduce the impact of obsolete inventories. We use the same six strategies noted above to reduce the impact of inventory write-downs for obsolete parts. For the years ended June 30, 2013, we recorded raw material and finished goods inventory write-downs totaling approximately $2.4 million, $5.0 million and $7.1 million for fiscal 2013, 2012 and 2011, respectively. Inventory write-downs for fiscal 2011 trended higher than in fiscal year 2012 and 2013 as a result of our decision to wind down our Orion and original Bluebird cabinet product lines for which we recorded $4.9 million of additional inventory reserves.

Revolving Credit Facility

See Note 12. “Revolving Credit Facility” to our Consolidated Financial Statements.

Common Stock Repurchase Program

See Note 13. “Stockholders’ Equity—Common Stock Repurchase Program” to our Consolidated Financial Statements.

Cash Flows Summary

Our cash is utilized to acquire materials for the manufacture of goods for resale, to pay payroll, operating expenses, interest, and taxes and to fund research and development activities, invest in gaming operations equipment, property, plant and equipment and license or acquire intangibles and other non-current assets from third parties and fund share repurchases although under the terms of our Merger Agreement we cannot repurchase any shares through the effective time of the Merger. Cash flows from operating, investing and financing activities, as reflected in our Consolidated Statements of Cash Flows, are summarized in the following table (in millions):

	Year Ended June 30,			2013 to 2012 Change	2012 to 2011 Change

	2013	2012	2011
Net cash provided by (used in):
Operating activities	$153.4	$156.8	$157.1	$(3.4)	$(0.3)
Investing activities	(174.3)	(194.2)	(157.0)	19.9	(37.2)
Financing activities	21.8	10.8	(77.0)	11.0	87.8
Effect of exchange rates on cash and cash equivalents	(3.3)	(1.8)	0.9	(1.5)	(2.7)

Net increase (decrease) in cash and cash equivalents	$(2.4)	$(28.4)	$(76.0)	$26.0	$47.6

Operating Activities: The $3.4 million decrease in cash provided by operating activities in fiscal 2013 compared to fiscal 2012, resulted from:

➢

A $55.9 million negative impact from a $29.5 million decrease in net income, a $20.1 million negative impact from lower tax benefits from exercise of stock options and deferred income taxes and a $6.3 million decrease from non-cash based impairment and restructuring charges and other non-cash items; partially offset by

➢	A $30.7 million positive impact from a $30.6 million increase of depreciation and amortization expense and a $0.1 million increase of share-based compensation; and

➢	A $21.8 million positive impact from lower changes in operating assets and liabilities.

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

➢	A $0.9 million positive impact from lower changes in operating assets and liabilities.

Investing Activities: The $19.9 million decrease in cash used in investing activities for fiscal 2013, compared to fiscal 2012, was primarily due to:

➢	A $16.4 million decrease in the amount invested in acquisitions of businesses due to the acquisitions of Jadestone and Phantom during fiscal 2012 and no acquisitions in fiscal 2013; and

➢

A $16.0 million decrease in the amount invested in property, plant and equipment during fiscal 2013 to $65.4 million, as we completed two large projects in early fiscal 2013. We expect that capital expenditures for property, plant and equipment will decrease modestly in fiscal 2014; partially offset by

➢

A $7.6 million increase in the amount invested in gaming operations machines, top-boxes and related equipment during fiscal 2013, to $90.6 million as we continued to update our installed base of participation gaming machines to Bluebird2, Bluebird xD and Gamefield xD gaming machines. In fiscal 2014, we expect the amount of capital spend on updating our participation installed base will decrease, which will be partially offset by increased capital for operating leases related to the placement of VGTs in Illinois; and

➢	A $4.9 million increase in payments to develop, license or acquire long-term intangible and other non-current assets as we invested $18.3 million in fiscal 2013.

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

Financing Activities: The $11.0 million increase in cash provided by financing activities for fiscal 2013, compared to fiscal 2012, was primarily due to:

➢	Lower treasury stock purchases by $45.4 million in fiscal 2013, as only $5.0 million of treasury stock was repurchased compared to $50.4 million in fiscal 2012;

➢

A $4.0 million increase in cash received and tax benefits realized from exercised stock options and employee stock purchase plan. The amount we receive from the exercise of stock options is dependent on individuals’ choices to exercise options, which are dependent on the spread of the market price of our stock above the exercise price of vested options; and

➢	A $2.4 million increase in cash as in fiscal 2012 we paid debt issuance costs related to our amended and restated credit facility with no comparable costs in 2013; partially offset by

➢	Lower net proceeds of $35.0 million from borrowings under our revolving credit agreement in fiscal 2013; and

➢	Payment of additional consideration related to prior year’s acquisitions of $5.8 million.

The $87.8 million increase in cash provided by financing activities for fiscal 2012, compared to fiscal 2011, was primarily due to:

➢	Net proceeds of $60.0 million from borrowings under our revolving credit agreement in fiscal 2012;

➢	Lower treasury stock purchases by $51.1 million in fiscal 2012, as $50.4 million of treasury stock was repurchased compared to $101.5 million in fiscal 2011; partially offset by

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

We also have minimum guaranteed royalty payments amounting to $60.8 million at June 30, 2013, for intellectual property and technologies that are not recorded on our accompanying Consolidated Balance Sheets. Typically, we are obligated to make minimum commitment royalty payments over the term of our licenses and to advance payment against those commitments.

Our obligations under these arrangements and under other contractual obligations at June 30, 2013, were as follows (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$24.0	$5.7	$8.7	$2.3	$7.3
Royalty and license fee payments	60.8	20.0	32.5	8.2	0.1
Accrued WAP jackpot liability	4.9	4.9	—	—	—
Non-cancelable raw material purchase orders	13.8	13.8	—	—	—
Performance bonds and other loan guarantees	10.7	10.7	—	—	—
Additional consideration, including imputed interest, related to acquisitions	11.3	11.3	—	—	—
Payment of revolving credit facility(a)	85.0	—	—	85.0	—
Interest on long-term debt(a)	5.9	1.8	3.6	0.5	—
Other, including guaranteed minimums in employment agreements	27.3	9.8	12.5	5.0	—

Total	$243.7	$78.0	$57.3	$101.0	$7.4

(a)

Repayments of principal amounts of borrowings under the revolving credit facility on June 30, 2013, are assumed to occur at the maturity of our revolving credit agreement in October 2016, although under the terms of the Merger Agreement such debt will be paid off at the effective time of the Merger. Interest on long-term debt assumes the amount of debt outstanding at June 30, 2013, remains outstanding through the end of term and interest is based on the effective interest rate at June 30, 2013, which was 2.1%.

As of June 30, 2013, we had a contingent liability relating to the fees owed to our financial advisor relating to the Merger. Upon consummation of the transaction closing, we would have a liability of approximately $10.5 million and should the transaction terminate before closing, we would have a liability of approximately $4.6 million. In addition, under the Merger Agreement, WMS will be required to pay Scientific Games a termination fee equal to $44.3 million if the Merger Agreement is terminated in certain circumstances. At the effective time of the Merger, we would have a liability relating to the retention of employees of approximately $5.0 million and an additional $5.0 million due six months after closing of the Merger. The timing of the payout relating to the guaranteed minimums in employment agreements stated above would be accelerated at the effective time of the Merger.

The total potential royalty and license fee commitments decreased to $60.8 million at June 30, 2013, from $73.8 million at June 30, 2012, due to advances and payments made on existing commitments exceeding new agreements we entered into for brand, intellectual property and technology licenses. Potential royalty and license fee commitments could increase in the future as we enter into new intellectual property, technology or brand licensing agreements. See Note 15. “Commitments, Contingencies and Indemnifications” to our Consolidated Financial Statements.

Non-cancelable raw material purchase orders increased to $13.8 million as of June 30, 2013, from $2.7 million as of June 30, 2012, primarily relating to an increase in materials to support the launch of the new Blade and Gamefield xD gaming machines.

We have performance bonds and other loan guarantees outstanding of $10.7 million at June 30, 2013, related to product sales, and for the performance bonds we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

As of June 30, 2013, we had a liability for unrecognized income tax benefits of $1.6 million. We cannot make a reasonable estimate of the period of cash settlement for the liability for uncertain income taxes. See Note 11. “Income Taxes” to our Consolidated Financial Statements.

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

Interest Rate Risk

We have exposure to interest rate risk from our amended and restated revolving credit facility as it is at a variable interest rate. The revolving credit agreement provides for $400 million of unsecured borrowing through October 18, 2016, including the potential to expand the facility up to $500 million. At June 30, 2013, based upon the leverage ratio as defined in the amended and restated revolving credit agreement, no limitations existed for restricted payment purposes. At June 30, 2013, $85.0 million was outstanding under the amended and restated revolving credit facility and after consideration of $1.0 million outstanding letters of credit, there was approximately $314.0 million of available borrowings under the revolving credit facility. The effective interest rate on our borrowings at June 30, 2013 was 2.1%.

Foreign Currency Risk

We have subsidiaries or branches in Alderney, Argentina, Australia, Canada, China, India, Italy, Malta, Mexico, Peru, Spain, South Africa, Sweden and the United Kingdom. We sell substantially all of our products and services globally in U.S. dollars to protect ourselves from foreign currency risk; therefore, we estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2013 would not have had a material impact on our business.

For those foreign subsidiaries in which the local currency is the functional currency, the net assets are exposed to foreign currency translation gains and losses, which are included as a component of accumulated other comprehensive income in stockholders’ equity in our Consolidated Balance Sheets. Such translation resulted in an unrealized gain of $1.9 million for the year ended June 30, 2013, and unrealized losses of $9.9 million for the year ended June 30, 2012.

For those foreign subsidiaries in which the U.S. dollar is the functional currency, in fiscal 2013, we recorded pre-tax realized and unrealized foreign currency losses of $5.1 million, primarily related to the devaluation of the Argentina peso against the U.S. dollar. In fiscal 2012, we recorded pre-tax realized and unrealized foreign currency losses of $0.4 million related to the movement of foreign currencies against the U.S. dollar.

In addition, foreign governments could impose restrictions on currency movements that might make it costly or impossible to transfer money to the U.S. In fiscal 2012, the governmental authorities in Argentina began limiting the exchange of pesos into dollars and the transfer of funds from Argentina. This has been a dynamic situation and we continue to monitor it closely. Our accounts and notes receivable, net in Argentina at June 30, 2013 was $46.3 million, which is denominated in U.S. dollars, although customers pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on date of payment. In addition, at June 30, 2013 we had approximately 28.9 million pesos, equal to approximately $5.4 million, in our Argentina bank account that we cannot immediately translate to U.S. dollars to transfer out of the country. If the government in Argentina decides to devalue the peso, we would record charges in our Consolidated Statements of Income based on the amount of pesos in our bank account and our customers would be required to pay us a greater amount of pesos when paying our invoices in the future and we cannot guarantee that customers will be able to pay such higher amounts. Without any changes in the government’s current restrictions on currency transfer, we expect the amount of pesos in our bank account to grow as we collect accounts and notes receivable in fiscal 2014 and beyond which would increase our exposure to any currency devaluation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements are included in this Report immediately following Part IV.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2013, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

The effectiveness of our internal control over financial reporting as of June 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in 2013 with the Securities and Exchange Commission (“SEC”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in 2013 with the Securities and Exchange Commission (“SEC”).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in 2013 with the Securities and Exchange Commission (“SEC”).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in 2013 with the Securities and Exchange Commission (“SEC”).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement to be filed in 2013 with the Securities and Exchange Commission (“SEC”).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) Financial Statements. See “Index to Financial Information” on page F-1.

(2) Financial Statement Schedule. See “Index to Financial Information” on page F-1.

(3) Exhibits.

Exhibit	Description

2.1

Agreement and Plan of Merger, dated as of January 30, 2013, by and among Scientific Games Corporation, SG California Merger Sub, Inc., Scientific Games International, Inc., and WMS Industries Inc., incorporated by reference to WMS’ Current Report on Form 8-K filed on February 4, 2013, SEC file No. 001-8300.

3.1

Restated Certificate of Incorporation of the Registrant, dated December 14, 2009, incorporated by reference to Exhibit 4.1 to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

3.2	Amended and Restated By-Laws of WMS, as amended and restated through May 7, 2007, incorporated by reference to WMS’ Current Report on Form 8-K, filed on May 10, 2007, SEC file No. 001-8300.

10.1

License Agreement Summary and License Agreement between WMS Gaming Inc., Hasbro, Inc. and Hasbro International, Inc., dated as of April 1, 2009, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2009, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.2

Warrant to purchase common stock of the Registrant, dated June 11, 2009, between WMS and Hasbro Inc., incorporated by reference to WMS’ Current Report on Form 8-K, filed on June 17, 2009, SEC file No. 001-8300.

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

Exhibit	Description

10.8

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

10.10

Second Amendment to License and Development Agreement between WMS Gaming Inc. and Sierra Design Group, dated July 15, 2003, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, SEC file No. 001-8300.

10.11

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

10.13

License Agreement between WMS Gaming Inc. and Warner Bros. Consumer Products Inc., dated October 31, 2006, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2010, SEC File No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.14

Letter Amendment to License Agreement between WMS Gaming Inc. and Warner Bros. Consumer Products Inc., dated May 14, 2009, incorporated by reference to WMS’ Annual Report on Form 10-K for the year ended June 30, 2010, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.15

Amendment No. 2 to the License Agreement between WMS Gaming Inc. and Warner Bros. Consumer Products Inc. , dated July 25, 2011, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 29, 2011, SEC file No. 001-8300. Portions of this exhibit have been omitted under a request for confidential treatment filed separately with the SEC.

10.16

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

Management Contracts and Compensatory Plans or Arrangements

10.17	WMS Industries Inc. 1998 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.18	WMS Industries Inc. 2000 Non-Qualified Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

Exhibit	Description

10.19	WMS Industries Inc. 2000 Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.20	WMS Industries Inc. 2002 Stock Option Plan, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.21

WMS Industries Inc. Incentive Plan (2009 Restatement) as adopted on December 10, 2009, incorporated by reference to WMS’ Registration Statement No. 333-163767 on Form S-8 filed on December 16, 2009, SEC file No. 001-8300.

10.22

WMS Industries Inc. Incentive Plan (2012 Restatement) dated December 6, 2012, incorporated by reference to WMS’ Registration Statement No. 333-185481 on Form S-8 filed on December 14, 2012, SEC file No. 001-8300.

10.23

WMS Industries Inc. Amended and Restated 2009 Employee Stock Purchase Plan, incorporated by reference to WMS’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, SEC file No. 001-8300.

10.24	Form of Stock Option Agreement incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC file No. 001-8300.

10.25	Form of Restricted Stock Unit Agreement.

10.26	Form of Equity-Based Performance Award Agreement incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the fiscal year ended September 30, 2010, SEC file No. 001-8300.

10.27	Form of Deferred Stock Unit Agreement incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2006, SEC file No. 001-8300.

10.28	Form of Restricted Stock Unit Agreement incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2007, SEC file No. 001-8300.

10.29	Form of Director Stock Option Agreement incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, SEC file No. 001-8300.

10.30	Form of Performance-based Restricted Unit Agreement incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2008, SEC file No. 001-8300.

10.31

WMS Industries Inc. Nonqualified Deferred Compensation Plan (As Amended and Restated Effective January 1, 2010) as approved on December 10, 2009, incorporated by reference to Exhibit 10.2 to WMS’ Current Report on Form 8-K filed on December 16, 2009, SEC file No. 001-8300.

10.32	Employment Agreement between Brian R. Gamache and WMS, dated December 27, 2004, incorporated by reference to WMS’ Current Report on Form 8-K, filed on December 30, 2004, SEC file No. 001-8300.

10.33	Letter Agreement, dated as of August 9, 2005, between WMS and Brian R. Gamache incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005, SEC file No. 001-8300.

10.34

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Brian R. Gamache, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.35

Amendment to Executive Employment Agreement, dated December 21, 2012, between WMS and Brian R. Gamache incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, SEC file No. 001-8300.

10.36	Employment Agreement between Orrin J. Edidin and WMS, dated February 18, 2005, incorporated by reference to WMS’ Current Report on Form 8-K, filed on February 24, 2005, SEC file No. 001-8300.

Exhibit	Description

10.37	Letter Agreement, dated as of August 9, 2005, between WMS and Orrin J. Edidin incorporated by reference to WMS’ Current Report on Form 8-K, filed on August 15, 2005, SEC file No. 001-8300.

10.38

Amendment to Executive Employment Agreement, dated July 1, 2008, between WMS and Orrin J. Edidin, incorporated by reference to WMS’ Current Report on Form 8-K, filed on July 3, 2008, SEC file No. 001-8300.

10.39

Amendment to Executive Employment Agreement, dated December 19, 2012, between WMS and Orrin J. Edidin, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, SEC file No. 001-8300.

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

10.43

Amendment to Executive Employment Agreement, dated December 19, 2012, between WMS and Scott D. Schweinfurth, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, SEC file No. 001-8300.

10.44

Employment letter, dated November 22, 2002, to Kathleen J. McJohn, Vice President, General Counsel and Secretary, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, SEC file No. 001-8300.

10.45

Amendment to Employment letter, dated December 7, 2012, between WMS Gaming Inc. and Kathleen J. McJohn, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, SEC file No. 001-8300.

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

10.49

Amendment to Employment Agreement, dated December 7, 2012, between WMS Gaming Inc. and Larry J. Pacey, incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, SEC file No. 001-8300.

10.50	Employment agreement between Ken Lochiatto and WMS Gaming Inc., dated March 11, 2010, incorporated by reference to WMS’ Current Report on Form 8-K filed March 16, 2010, SEC file No. 001-8300.

10.51

Amendment to Employment Agreement, dated December 7, 2012, between WMS Gaming Inc. and Ken Lochiatto incorporated by reference to WMS’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, SEC file No. 001-8300.

Exhibit	Description

10.52	Form of Officer and Director Indemnity Agreement incorporated by reference to WMS’ Annual Report on Form 10-K for the fiscal year ended June 30, 2012, SEC file No. 001-8300.

Other

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP.

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).

32	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

99	Gaming Regulation

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

WMS INDUSTRIES INC.

All other schedules are omitted since the required information is not present in amounts sufficient to require submission of the schedule or because the information required is included in the Consolidated Financial Statements and Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited the accompanying consolidated balance sheets of WMS Industries Inc. (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WMS Industries Inc. at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WMS Industries Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

WMS Industries Inc.

We have audited WMS Industries Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). WMS Industries Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, WMS Industries Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of WMS Industries Inc. as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013 of WMS Industries Inc. and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

August 29, 2013

WMS INDUSTRIES INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and 2012

(in millions of U.S. dollars and millions of shares)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$59.9	$62.3
Restricted cash and cash equivalents	9.8	13.8

Total cash, cash equivalents and restricted cash	69.7	76.1
Accounts and notes receivable, net	317.3	282.8
Inventories	61.5	53.3
Other current assets	53.2	40.1

Total current assets	501.7	452.3
NON-CURRENT ASSETS:
Long-term notes receivable, net	92.5	122.3
Gaming operations equipment, net	140.5	115.7
Property, plant and equipment, net	242.0	226.7
Intangible assets, net	179.2	178.9
Deferred income tax assets	48.3	39.3
Other assets, net	20.4	18.9

Total non-current assets	722.9	701.8

TOTAL ASSETS	$1,224.6	$1,154.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75.5	$84.8
Accrued compensation and related benefits	19.3	9.5
Other accrued liabilities	70.7	76.5

Total current liabilities	165.5	170.8
NON-CURRENT LIABILITIES:
Long-term debt	85.0	60.0
Deferred income tax liabilities	24.9	22.7
Other non-current liabilities	20.2	23.3

Total non-current liabilities	130.1	106.0
Commitments, contingencies and indemnifications (see Note 15)	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock (5.0 shares authorized, none issued)	—	—
Common stock (200.0 shares authorized and 59.7 shares issued)	29.8	29.8
Additional paid-in capital	451.8	443.5
Treasury stock, at cost (4.8 and 4.9 shares, respectively)	(137.2)	(144.1)
Retained earnings	589.5	554.9
Accumulated other comprehensive loss	(4.9)	(6.8)

Total stockholders’ equity	929.0	877.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,224.6	$1,154.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended June 30, 2013, 2012 and 2011

(in millions of U.S. dollars and millions of shares, except per share amounts)

	2013	2012	2011
REVENUES:
Product sales	$390.4	$428.3	$489.2
Gaming operations	306.9	261.4	294.1

Total revenues	697.3	689.7	783.3
COSTS AND EXPENSES:
Cost of product sales(a)	190.2	205.2	253.9
Cost of gaming operations(a)	57.4	55.5	58.7
Research and development	114.5	94.5	117.0
Selling and administrative	169.3	145.2	150.0
Depreciation and amortization(a)	121.2	92.2	71.1
Impairment and restructuring charges	—	9.7	22.2

Total costs and expenses	652.6	602.3	672.9

OPERATING INCOME	44.7	87.4	110.4
Interest expense	(3.5)	(1.6)	(1.2)
Interest income and other income and expense, net	7.5	13.3	14.4

Income before income taxes	48.7	99.1	123.6
Provision for income taxes	14.1	35.0	42.6

NET INCOME	$34.6	$64.1	$81.0

Earnings per share:
Basic	$0.63	$1.15	$1.40

Diluted	$0.63	$1.15	$1.37

Weighted-average common shares:
Basic common stock outstanding	54.6	55.5	57.7

Diluted common stock and common stock equivalents	54.9	55.8	59.0

(a)	Cost of product sales and cost of gaming operations exclude the following amounts of depreciation and amortization, which are included in the depreciation and amortization line item:

Cost of product sales	$8.4	$6.4	$4.8
Cost of gaming operations	$75.0	$57.6	$40.1

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended June 30, 2013, 2012 and 2011

(in millions of U.S. dollars)

(Unaudited)

	2013	2012	2011
Net Income	$34.6	$64.1	$81.0
Foreign currency translation adjustment, net of taxes	1.9	(9.9)	9.2

Total comprehensive income	$36.5	$54.2	$90.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended June 30, 2013, 2012 and 2011

(in millions of U.S. dollars and millions of shares)

Common shares issued	Common shares held in treasury		Common stock	Additional paid-in capital	Treasury stock,at cost	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity
59.7	(0.9)	Balance, June 30, 2010	29.8	435.5	(34.3)	409.0	(6.1)	833.9
—	—	Comprehensive income:
—	—	Net income	—	—	—	81.0	—	81.0
—	—	Foreign currency translation adjustment	—	—	—	—	9.2	9.2

—	—	Comprehensive income	—	—	—	—	—	90.2
—	0.8	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(16.3)	30.9	—	—	14.6
—	(2.8)	Purchase of treasury shares	—	—	(101.5)	—	—	(101.5)
—	—	Share-based payment expense	—	18.7	—	—	—	18.7

59.7	(2.9)	Balance, June 30, 2011	29.8	437.9	(104.9)	490.0	3.1	855.9
—	—	Comprehensive income:
—	—	Net income	—	—	—	64.1	—	64.1
—	—	Foreign currency translation adjustment	—	—	—	—	(9.9)	(9.9)

—	—	Comprehensive income	—	—	—	—	—	54.2
—	0.4	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(10.2)	11.2	—	—	1.0
—	(2.4)	Purchase of treasury shares	—	—	(50.4)	—	—	(50.4)
—	—	Share-based payment expense	—	15.8	—	—	—	15.8
—	—	Impact of ASU 2010-16 accounting change on WAP base jackpot liabilities	—	—	—	0.8	—	0.8

59.7	(4.9)	Balance, June 30, 2012	29.8	443.5	(144.1)	554.9	(6.8)	877.3
—	—	Comprehensive income:
—	—	Net income	—	—	—	34.6	—	34.6
—	—	Foreign currency translation adjustment	—	—	—	—	1.9	1.9

—	—	Comprehensive income	—	—	—	—	—	36.5
—	0.4	Vesting of restricted stock and exercise of stock options and related tax benefits	—	(7.6)	11.9	—	—	4.3
—	(0.3)	Purchase of treasury shares	—	—	(5.0)	—	—	(5.0)
—	—	Share-based payment expense	—	15.9	—	—	—	15.9

59.7	(4.8)	Balance, June 30, 2013	$29.8	$451.8	$(137.2)	$589.5	$(4.9)	$929.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended June 30, 2013, 2012 and 2011

(in millions of U.S. dollars)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34.6	$64.1	$81.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101.9	77.8	71.1
Amortization of intangible and other non-current assets	35.5	29.0	21.6
Share-based compensation	15.9	15.8	18.7
Non-cash impairment and restructuring charges	—	0.6	18.4
Other non-cash items	6.0	11.7	11.4
Deferred income tax benefit	(19.5)	(1.0)	(13.1)
Tax benefit from exercise of stock options	(1.8)	(0.2)	(10.1)
Change in operating assets and liabilities, net:
Restricted cash	4.0	0.5	3.6
Total accounts and notes receivable	(8.3)	(44.8)	(46.8)
Inventories	(9.8)	15.7	(9.5)
Current liabilities	10.7	10.0	21.4
Other current and long-term assets and long-term liabilities	(15.8)	(22.4)	(10.6)

Net cash provided by operating activities	153.4	156.8	157.1

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to gaming operations equipment	(90.6)	(83.0)	(65.9)
Additions to property, plant and equipment	(65.4)	(81.4)	(66.2)
Payments to acquire or license intangible and other non-current assets	(18.3)	(13.4)	(24.9)
Acquisition of business, net of cash acquired	—	(16.4)	—

Net cash used in investing activities	(174.3)	(194.2)	(157.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings under revolving credit facility	83.0	60.0	—
Repayments of borrowings under revolving credit facility	(58.0)	—	—
Cash received from exercise of stock options and employee stock purchase plan	5.8	3.4	14.4
Additional consideration related to acquisitions	(5.8)	—	—
Purchase of treasury stock	(5.0)	(50.4)	(101.5)
Tax benefits from exercise of stock options	1.8	0.2	10.1
Debt issuance costs	—	(2.4)	—

Net cash provided by (used in) financing activities	21.8	10.8	(77.0)

Effect of exchange rates on cash and cash equivalents	(3.3)	(1.8)	0.9

DECREASE IN CASH AND CASH EQUIVALENTS	(2.4)	(28.4)	(76.0)
CASH AND CASH EQUIVALENTS, beginning of year	62.3	90.7	166.7

CASH AND CASH EQUIVALENTS, end of year	$59.9	$62.3	$90.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

1. BUSINESS OVERVIEW

We are a leading supplier of innovative gaming entertainment products and services worldwide. We design, develop, manufacture, distribute and market casino games and gaming machines, video lottery terminals (“VLTs”), video gaming terminals (“VGTs”) and interactive gaming products and services. As regulated markets legalize interactive gaming, we intend to enter and do business in those markets. We have production facilities in the United States with development and distribution offices located in the United States, Argentina, Australia, Canada, China, India, Mexico, South Africa and Spain, an online gaming operations center in the United Kingdom and with our acquisition of Jadestone Group AB and Jadestone Networks (Malta) Ltd. (“Jadestone”) in late fiscal 2012, we have a development, operations center and administrative office in Sweden (see Note 4. “Business Acquisitions”). In addition, we also acquired Genesis Communications Inc., d/b/a Phantom EFX, LLC (“Phantom”) in fiscal 2012 which has a development, distribution and administrative office in Iowa (see Note 4. “Business Acquisitions”). In fiscal 2011 we closed and sold our Orion Financement Company B.V. (“Orion Gaming”) manufacturing facility in the Netherlands and determined that we would wind down the manufacturing of the Orion Gaming product lines over fiscal 2012. We will continue to provide support for spare parts related to Orion Gaming product lines for several years. Orion Gaming was immaterial to our Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows. In addition, the acquisition of Jadestone and Phantom were immaterial to our Consolidated Balance Sheets, Consolidated Statements of Income and Consolidated Statements of Cash Flows. In July 2012, we grouped together all of our worldwide online wagering, and social, casual and mobile gaming initiatives to focus on their growth, development and operational execution and to optimize the benefits of interactive gaming initiatives for casino operators and players. We expect to facilitate the continued expansion, investment, evolution and extension of WMS’ interactive gaming products and services and increase WMS’ focus on this rapidly evolving growth area.

We generate revenues in two principal ways: product sales and gaming operations. In product sales, we sell to casinos and other gaming machine operators new and used gaming machines, VLTs and VGTs, conversion kits (including game, hardware or operating system conversions) and parts. In gaming operations, we license our game content and intellectual property to third parties for distribution; we earn revenues from operating an online gaming site, offering non-wagering social games on Facebook and on the Apple® iOs system for iPhone® and iPad® platforms, and the Android® platform, offering our games on third-party online gaming platforms that are interoperable with our game servers and selling select WMS games that have been ported to operate on mobile devices and PC’s; we earn revenues from placing our networked gaming system and applications, which is a system that links groups of networked-enabled gaming machines to a server in the casino data center; and we lease gaming machines, VLTs and VGTs to casinos and other licensed gaming machine operators under operating leases where the lease payments are based upon: (1) a percentage of the casino’s net win, which is the earnings generated by casino patrons playing the gaming machine; (2) fixed daily fees or; (3) a percentage of the amount wagered (“coin-in”) or a combination of a fixed daily fee and a percentage of the coin-in. We categorize our lease arrangements into five groups: wide-area progressive (“WAP”) participation gaming machines; local-area progressive (“LAP”) participation gaming machines; standalone participation gaming machines; casino-owned daily fee games; and gaming machine, VLT, VGTs and other leases. We refer to WAP, LAP and standalone participation gaming machines as “participation games”.

On January 30, 2013, WMS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Scientific Games, Scientific Games International, Inc., a wholly owned subsidiary of Scientific Games, and SG California Merger Sub, Inc., a wholly owned subsidiary of Scientific Games (“Merger Sub”). The Merger Agreement provides for the Merger of Merger Sub with and into WMS, with WMS surviving as a wholly owned subsidiary of Scientific Games (the “Merger”). The Merger Agreement was unanimously approved by our Board of Directors. At the effective time of the Merger, each share of WMS’ common stock issued and outstanding

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

immediately prior to such time, other than our treasury shares, shares owned by Scientific Games or Merger Sub, and shares with respect to which appraisal rights are properly exercised and not withdrawn under Delaware law, will be automatically cancelled and converted into the right to receive $26.00 in cash, without interest, on the terms and subject to the conditions set forth in the Merger Agreement. None of our stockholders exercised appraisal rights.

Consummation of the Merger is subject to customary conditions, which at this point include without limitation (i) receipt and effectiveness of specified licenses, permits, and other approvals, issued by certain governmental authorities in relation to our business and (ii) other customary closing conditions. On March 11, 2013, we received notice from the Federal Trade Commission of the early termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1974, as amended. In addition on May 10, 2013, WMS stockholders approved the Merger Agreement. At this time, we expect to consummate the Merger in the fall of calendar 2013. The Merger Agreement contains certain limitations on the operations of WMS during the period prior to the effective time of the Merger, including a prohibition on share repurchases by the Company. During the fiscal year ended June 30, 2013, we incurred approximately $13.5 million of pre-tax charges, which are recorded in selling and administrative expenses, related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger.

Following consummation of the Merger, there will be no public market for our common stock which will cease to be traded on the New York Stock Exchange (“NYSE”), and we will no longer be required to file periodic reports with the Securities and Exchange Commission (“SEC”).

A description of the Merger Agreement and the Merger is contained in our definitive proxy statement dated April 8, 2013, which was first mailed to our stockholders on or about April 11, 2013.

We are engaged in one business segment. Consolidated operating results are reviewed by our CEO, who is our chief operating decision maker. Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in our Consolidated Statements of Income and gaming operations equipment and related accumulated depreciation included in our Consolidated Balance Sheets).

2. PRINCIPAL ACCOUNTING POLICIES

Basis of Presentation and Consolidation Policy

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and, pursuant to the rules and regulations of the SEC, include all adjustments necessary to fairly present our consolidated financial position, results of operations and cash flows for each period presented. Our Consolidated Financial Statements include the accounts of WMS Industries Inc. and its wholly owned subsidiaries (“WMS” or the “Company”). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

General

We evaluate the recognition of revenue based on the criteria set forth in the following accounting guidance: Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” (“Topic 605”) and FASB Topic 985, “Software” (“Topic 985”), as updated by

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and ASU No. 2009-14 “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”).

ASU 2009-13 defines multiple-deliverable revenue arrangements and requires that the arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (the “relative selling price method”). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on vendor specific objective evidence (“VSOE”), then third-party evidence (“TPE”) and finally management’s estimated selling price (“ESP”).

Our product sales revenues are recorded pursuant to ASU 2009-14, as the software and non-software components of our gaming machines function together to deliver the product’s essential functionality.

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

We recognize revenue when all of the criteria listed above are met and do not recognize revenue if all of the criteria are not met. We defer revenue for any undelivered units of accounting. Deliverables are divided into separate units of accounting if:

➢	Each item has value to the customer on a standalone basis; and

➢	Delivery of any undelivered item is considered probable and substantially in our control.

Product Sales

We earn product sales revenues from selling gaming machines, VLTs, VGTs, conversion kits, used gaming machines and VLTs and spare parts. Revenues are reported net of incentive rebates, discounts, sales taxes and other taxes of a similar nature. In product sales, about half of our revenues are sold on credit terms of 30 to 120 days and half are sold with extended payment terms for periods up to one year and beyond, and in some cases for terms up to three years, with interest at market rates in excess of our borrowing rate recognized for terms greater than twelve months and in some instances such longer-term obligations may be secured by the related gaming machine, although the value of the gaming machines, if repossessed, may be less than the accounts and notes receivable balance outstanding. For products sold under arrangements with extended payment terms, judgment for revenue recognition is based on the revenue recognition policy stated above as well as the probability of collection and historic collection experience.

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

Our services for initial gaming machine installation, as well as standard warranty and technical support, are not separately priced components of our sales arrangements and are included in our revenues when the associated product sales revenue is recognized. Arrangements may also include spare parts or game content conversion kits, which enable customers to replace game content without purchasing a new gaming machine, or hardware or operating system conversion kits, which include a new CPU board and operating system. Product sales arrangements do not include maintenance and product support fees beyond a standard warranty period. The recognition of revenue from the sale of gaming machines occurs when delivery occurs, title and risk of loss have passed to the customer and all other criteria described above have been satisfied. Labor costs for gaming machine installs are included in selling and administrative expenses and are incidental to the arrangement. We accrue for the cost of installing gaming machines sold to our customers at the time of sale, based on the percent of such gaming machines that we expect to install for our customers and we also provide a reserve for warranty costs. Our installation costs and warranty expense have not been material.

Gaming Operations

We earn gaming operations revenues from leasing gaming machines, VLTs, VGTs and other leased equipment under operating leases, earn royalties from third parties under license agreements to use our game content and intellectual property and, beginning in fiscal 2011, earn revenues from our online casino operations and networked gaming operations, and beginning in fiscal 2012, earn revenues from offering social games on Facebook and in fiscal 2013 on the Apple iOs system for iPhone and iPad platforms, and the Android platform, offering our games on third-party online gaming platforms that are interoperable with our game servers and selling select WMS games that have been ported to operate on mobile devices and PC’s. We capitalize the costs to install gaming operations equipment. Labor costs associated with performing routine maintenance on participation gaming machines is expensed as incurred and included in selling and administrative expenses. Revenues are recognized as earned when collectability is reasonably assured.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We also offer participation gaming machines on a non-linked basis, which we call standalone games. Our casino customers are responsible for paying the jackpots won on standalone participation gaming machines. Standalone and LAP progressive participation lease payments are based on either a pre-determined percentage of the daily net win of each gaming machine or a fixed daily rental fee, or for several specific products, a percentage of the coin-in.

VLTs and VGTs may be operated as standalone units or may interface with central monitoring systems operated by government agencies. Our leased VLTs and VGTs typically are located in places where casino-style gaming is not the only attraction, such as racetracks, bars and restaurants, and are usually operated by the lottery organization of the jurisdiction. Our lease revenues are based on a fixed percentage of daily net win of the VLTs and VGTs or a fixed daily lease rate. We exclude our leased VLTs and VGTs that utilize for-sale game themes from our installed base of participation gaming machines. Our customers are responsible for paying the jackpots won on VLTs and VGTs.

In all cases, the lease payments entitle the customer to full use of the gaming machine and includes maintenance, licensing of the game content software and connection to a linked progressive system, where applicable. In certain Class II central determination markets, we also charge a daily system connection fee for the customer to connect to a central determination system and/or back-office system that determines the outcome of gaming machines. We do not consider these arrangements to have multiple revenue-generating activities as the services offered are a comprehensive solution in exchange for a daily fee and all of the products and services are delivered contemporaneously; therefore, revenue is recognized under general revenue recognition guidance as the products and services provide the customer with the right to use the gaming machines and software that is essential to the functionality of the gaming machine.

Some customers prefer to lease our standard for-sale gaming machines, VLTs and VGTs rather than to purchase them. In these cases, we lease the game and the gaming machine, VLT and VGT either for a fixed daily fee or as a percentage of the net win of the gaming machine. We recognize the revenue from these operating leases over the term of the lease. We do not include leased for-sale units in our installed base of participation gaming machines.

Under agreements with licensees who are generally located in geographic areas or operate in markets where we are not active, we license our games, artwork and other intellectual property. License royalties are recorded as earned when the licensee purchases or places the game or other intellectual property, and collectability is reasonably assured. We also earn revenues from operating an online casino for residents of the United Kingdom, offering a social game on Facebook and on the Apple iOs system for iPhone and iPad platforms, and the Android platform, offering our games on third-party online gaming platforms that are interoperable with our game servers, selling select WMS games that have been ported to operate on mobile devices and PC’s and earn revenues from networked gaming, all of which we include in our other gaming operations revenues. We account for the revenues we earn for our social games net of the processing fees charged by Facebook, Apple and Android.

Cash, Cash Equivalents and Restricted Cash

All highly liquid investments with maturities of three-months or less when purchased are considered cash equivalents. Restricted cash of $9.8 million and $13.8 million at June 30, 2013 and 2012, respectively, is required by gaming regulations to fund WAP jackpot payments. At June 30, 2013 and 2012, respectively, we owned certificates of deposit in Argentina that totaled approximately $1.7 million and zero.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

As of June 30, 2013 and 2012, we maintained an aggregate cash balance of $13.5 million in non-interest bearing accounts with two of the banks in our $400 million amended and restated revolving credit agreement.

Accounts Receivable and Notes Receivable

We carry our accounts and notes receivable at face amounts less an allowance for doubtful accounts and imputed interest. For notes receivable, interest income is recognized ratably over the life of the note receivable and any related fees or costs to establish the notes are charged to selling and administrative expense as incurred, as they are considered insignificant. Actual or imputed interest, if any, is determined based on current market rates at the time the note originated and is recorded in interest income and other income and expense, net, ratably over the payment period. We impute interest income on all notes receivable with terms greater than one year that do not contain a stated interest rate. The interest rates on outstanding notes receivable ranged from 5.25% to 10.0% at June 30, 2013 and 2012. Our policy is to generally recognize interest on notes receivable until the note receivable is deemed non-performing, which we define as a note where payments have not been received within 180 days of the agreed upon terms. The amount of our non-performing notes is immaterial at June 30, 2013 and 2012.

The fair value of notes receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. At June 30, 2013 and 2012, the fair value of the accounts and notes receivable, net, approximated the carrying value.

We file Uniform Commercial Code (UCC) liens on almost all domestic trade accounts and notes receivable with terms greater than 90 days, which secures our interest in the gaming machines underlying the trade accounts and notes receivable until the receivable balance is fully paid, although the value of the gaming machines, if repossessed, may be less than the receivable balance outstanding. Most of our domestic customers are not rated by the credit rating agencies. On international trade accounts and notes receivable, where possible we seek payment deposits, collateral, pledge agreements, bills of exchange, foreign bank letters of credit or personal guarantees. However, the majority of our international trade accounts and notes receivable are not collateralized. Currently, we have not sold our accounts or notes receivable to third parties, so we do not have any off-balance sheet liabilities for factored receivables.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The expansion of our use of extended payment terms since 2009 has increased our current and long-term receivable balances and reduced our cash provided by operating activities. Total accounts and notes receivable, net increased by $4.7 million from $405.1 million at June 30, 2012, to $409.8 million at June 30, 2013. We believe that the majority of this increase is due to the impact of providing an expanded amount of extended payment terms. The collection of these accounts and notes receivable in future periods will increase the amount of cash flow provided by operating activities and reduce our total accounts and notes receivable and increase our cash balance.

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

An active market exists mostly outside of North America for used gaming machines. When we receive a gaming machine on trade-in, we estimate a carrying value for the gaming machine based on the condition of the gaming machine, as well as our experience in selling used gaming machines and such estimates could change due to changes in demand in general for used gaming machines. We sell these trade-ins as-is or refurbish the gaming machines before resale. We also sell participation gaming machines, after refurbishment, as used gaming machines when we no longer need them in our gaming operations and we also harvest parts from Bluebird participation gaming machines and trade in units to sell to customers as spare parts to support the estimated over 50,000 of such gaming machines still in casinos today. We review our used gaming machine inventory for impairment on a quarterly basis. Actual demand for new and used gaming machines may differ from anticipated demand, and such differences may have a material effect on our Consolidated Financial Statements.

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

As our gaming operations equipment can be relocated from one customer to another customer, we review the carrying value of gaming operations equipment for impairment by type of equipment (for base gaming

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

machines each of: Legacy, Bluebird mechanical reel, Bluebird video, Bluebird slant, Bluebird2 mechanical reel, Bluebird2 video, Bluebird2 widescreen, Bluebird xD mechanical reel, Bluebird xD video and Gamefield xD; for top-boxes by form factor; for signage by form factor; and other equipment by category) when events or changes in circumstances indicate that the carrying value of any of these asset groups may not be recoverable. An impairment loss would be recognized when the present value of estimated directly related future cash flows expected to result from the use of the gaming operations equipment and its eventual disposition is less than its carrying value.

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

We account for costs incurred to develop computer software for internal use in accordance with FASB Subtopic 350-40 “Internal Use Software” of Topic 350, “Intangibles-Goodwill and Other (“Topic 350”).” Consequently, any costs incurred during preliminary project stages are expensed; costs incurred during the application development stages are capitalized and costs incurred during the post-implementation/operation stages are expensed. Once the software is placed in operation, we depreciate the capitalized asset cost over its useful life, which can be up to 7 years for software related to our Oracle ERP system. The net book value of capitalized internal use software costs placed in service was $6.5 million and $12.9 million as of June 30, 2013 and 2012, respectively, which are included in capitalized internal use software costs in property, plant and equipment, plus we had an additional $40.9 million and $28.3 million as of June 30, 2013 and 2012, respectively, of capitalized costs incurred to re-implement the Oracle ERP system to the latest version of the software, which are also included in capitalized internal use software costs after the system was placed in service in August 2012.

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

We do not amortize goodwill. We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We evaluate the recoverability of goodwill using a two-step impairment test. In the first step, the fair value of each of our two reporting units are compared to its book value including goodwill. If the fair value of the reporting units are in excess of its book value, the related goodwill is not impaired and no further analysis is necessary. If the fair value of the reporting units are less than its book value, there is an indication of potential impairment and a second step is performed. When required, the second step of testing involves calculating the implied fair value of goodwill for the reporting units. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of its net assets and identifiable intangible assets as if the reporting unit had been acquired. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

For our game themes, we have determined that such products reach technological feasibility when internal testing is complete and the product is ready to be submitted to the gaming regulators for approval. We incur regulatory approval costs for our game themes after technological feasibility is achieved which we capitalize. Capitalized regulatory approval costs, net were $17.5 million and $14.9 million as of June 30, 2013 and 2012, respectively, which are included in other non-current assets. Amortization expense for previously capitalized regulatory approval costs totaled $8.3 million, $8.6 million and $7.9 million in fiscal 2013, 2012 and 2011, respectively. Regulatory approval costs related to projects that are discontinued are expensed when the determination to discontinue is made.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Cash Generated from Sales of Used Gaming Machines

Cash generated from the remanufacture and sale of used gaming machines, including cash generated from the remanufacture and sale of used gaming operations machines, is included in our Consolidated Statements of Cash Flows in cash flow provided by operating activities for the periods in which such sales occur and have not been material in fiscal 2013, 2012 and 2011.

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

Selling and administrative expenses consist primarily of sales, marketing, distribution, installation and corporate support functions such as administration, information technology, legal, regulatory compliance, human resources and finance. The costs of distribution were $22.6 million, $24.1 million and $24.7 million for fiscal 2013, 2012 and 2011, respectively.

WAP Jackpot Liabilities and Expenses

WAP jackpots are payable either immediately in the case of instant pay progressive jackpots or, for non-instant pay jackpots, at the jackpot winner’s choice, to receive the jackpot paid over 20 annual installments or a single lump sum payment for the amount of the jackpot, discounted to present value at applicable interest rates, and, in our experience, substantially all winners elect the lump sum option. Prior to July 1, 2011, we recorded a WAP jackpot liability based on the actual volume of coin-in or gaming machine play plus the initial progressive meter liability (“base jackpot”) on each WAP system in each jurisdiction, discounted to net present value for non-instant pay jackpots, and we deferred jackpot expense for the base jackpot liability on each WAP linked system, which was subsequently expensed as jackpot expense in cost of gaming operations based on the theoretical coin-in, or gaming machine play, to win the jackpot liability. The FASB issued ASU No. 2010-16, “Accruals for Casino Jackpot Liabilities,” (“ASU 2010-16”), effective July 1, 2011, which we changed our accounting to not record any expense for the base jackpot liability for our progressive jackpots on our WAP gaming machines until the progressive jackpot liability is won by the casino patron. In adopting this accounting standard effective July 1, 2011, we credited retained earnings with $0.8 million, net of related deferred income taxes for deferred jackpot liability expense recorded in other current liabilities in our Consolidated Balance Sheets at June 30, 2011.

Research and Development Costs

We account for research and development costs in accordance with FASB Topic 730, “Accounting for Research and Development Costs” (“Topic 730”). Accordingly, costs associated with product development are expensed as incurred and included in research and development in our Consolidated Statements of Income.

Advertising Expense

The cost of advertising is charged to expense as incurred. The cost of advertising for fiscal 2013 was $13.4 million compared to $3.0 million in fiscal 2012 and $2.7 million in fiscal 2011. The increase in fiscal 2013 relates to costs incurred to support the growth in our interactive gaming products and services.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Share-Based Compensation—Stock Option Assumptions

We account for share-based compensation under FASB Topic 718 “Share Based Compensation” (“Topic 718”) using the accelerated method to account for stock option expense. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all grants during fiscal years ended June 30:

	2013	2012	2011
Risk-free interest rate	0.5%	0.6%	1.2%
Expected life of options (in years)	3.80	3.71	3.70
Expected volatility.	0.55	0.55	0.50
Dividend yield	0.0%	0.0%	0.0%

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

At June 30, 2013, our investments in various money market funds and certificates of deposit in Argentina totaling approximately $0.8 million and $1.7 million, respectively, compared to $0.8 million and zero, respectively, at June 30, 2012, and were subject to fair value measurement in accordance with Topic 820. These investments are included in our cash and cash equivalents and restricted cash in our Consolidated Balance Sheets and are considered Level 1 securities. At June 30, 2013, we have additional consideration of a maximum of $10.7 million in the future for the Jadestone and Phantom acquisitions, which are considered Level 3 securities. In addition, the carrying amounts reflected in our Consolidated Balance Sheets for total accounts and notes receivable, net, accounts payable, acquisition related liabilities and long-term debt approximate their respective fair values at June 30, 2013, and June 30, 2012, respectively.

We have additional consideration related to the transfer of cash payments to the former owners in conjunction with certain acquisitions if specified future operational objectives and financial results are met over future reporting periods. The additional consideration is measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred and subsequent changes in fair value recorded in earnings as interest income and other income and expense, net

We use the income approach that is primarily determined based on the present value of probability-weighted future cash flows using internal models. We have generally classified the additional consideration as Level 3 due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a higher payout under an additional consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under an additional consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of the additional consideration up to a maximum payout of $10.7 million.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the year ended June 30, 2013 (in millions):

Additional Consideration
Beginning balance	$17.2
Gain included in interest income and other income and expense, net	(1.0)
Settlements of additional consideration	(5.8)
Other	0.3

Ending balance	$10.7

Translation of Non-U.S. Currency Amounts

Our most significant non-U.S. subsidiaries functional currency is the reporting currency, U.S. dollars. Foreign currency gains and (losses) on non-U.S. subsidiaries whose functional currency is the U.S. dollar are included in interest income and other income and expense, net and totaled $(5.1) million primarily related to the devaluation of the Argentina peso against the U.S. dollar, $(0.4) million and $0.0 million in fiscal 2013, 2012 and 2011, respectively. For those non-U.S. subsidiaries that use the local currency as their functional currency, the assets and liabilities are translated to U.S. dollars and any resulting translation adjustments are included in accumulated other comprehensive income in our Consolidated Statements of Stockholders’ Equity and Comprehensive Income and totaled $1.9 million, $(9.9) million and $9.2 million in fiscal 2013, 2012 and 2011, respectively.

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

Our short-term and long-term accounts and notes receivable are concentrated in the following legalized gaming jurisdictions at June 30, 2013:

United States	47%	International	53%
Florida	6%	Argentina	11%
Nevada	6%	Mexico	11%
Oklahoma	6%	Peru	10%
Other (less than 5% individually)	29%	Canada	7%
		Other (less than 5% individually)	14%

As of June 30, 2013, approximately 11% of our employees are covered by a collective bargaining agreement, which expires on June 30, 2014.

Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”) which requires other comprehensive income, including reclassification adjustments, to be presented with net income in one continuous statement or in a separate statement consecutively following net

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

income. We adopted ASU 2011-05 as of July 1, 2012, and chose to present a separate statement consecutively following our Consolidated Statements of Net Income in our Consolidated Financial Statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350) Testing for Impairment” (“ASU 2011-08”) which reduces complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment. We adopted ASU 2011-08 as of July 1, 2012, and the adoption had no material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued update ASC No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”) which requires us to defer only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments, and the paragraphs in this update supersede certain pending paragraphs in ASU 2011-05. We adopted ASU 2011-12 as of July 1, 2012, and the adoption had no material impact on our Consolidated Financial Statements.

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”) to require new disclosures about offsetting assets and liabilities to help enable users of financial statements evaluate certain significant quantitative differences in balance sheets prepared under U.S. GAAP and IFRS. In addition, the FASB issued ASU No. 2013-01, “Balance Sheet—Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”) which clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective retrospectively beginning July 1, 2013, and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”) to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of indefinite-lived intangible asset impairment. ASU 2012-02 is effective prospectively for us beginning July 1, 2013, and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”) to require companies to present reclassifications by component when reporting changes in accumulated other comprehensive income balances. ASU 2013-02 is effective prospectively for us beginning July 1, 2013, and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” (“ASU 2013-04”) to require reporting entities that are jointly and severally liable to measure the obligation as the sum of the amount the entity has agreed with co-obligors to pay and any additional amount it expects to pay on behalf of a co-obligor. ASU 2013-04 is effective prospectively for us beginning July 1, 2013, and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters—Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”) which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU 2013-05 is effective prospectively for us beginning July 1, 2013, and the adoption is not expected to have a material impact on our Consolidated Financial Statements.

We do not believe there is additional accounting guidance not yet effective that is relevant to the readers of our Consolidated Financial Statements. Several new Exposure Drafts and proposals are under development by accounting regulators which may have a significant impact on our Consolidated Financial Statements once enacted.

3. ACCOUNTS RECEIVABLE, NOTES RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS     AND BAD DEBT

Consolidated Accounts and Notes Receivable, net

The following summarizes the components of current and long-term accounts and notes receivable, net:

	As of June 30,
	2013	2012
Current, net:
Accounts receivable	$152.4	$106.3
Notes receivable	173.8	183.4
Allowance for doubtful accounts	(8.9)	(6.9)

Current accounts and notes receivable, net	$317.3	$282.8

Long-term, net:
Notes receivable	$92.5	$122.3
Allowance for doubtful accounts	—	—

Long-term notes receivable, net	$92.5	$122.3

Total accounts and notes receivable, net	$409.8	$405.1

Accounts and notes receivable, net from international customers in Argentina, Mexico, Peru and Canada at June 30, 2013, were approximately: $46.3 million, $44.3 million, $39.0 million and $26.7 million, respectively while accounts and notes receivable from international customers in these same countries at June 30, 2012, were approximately: $64.9 million, $40.7 million, $28.7 million and $20.5 million, respectively.

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

For customers in the United States, at the time a customer files for bankruptcy, we typically have a security interest in the gaming machines for that portion of the total accounts and notes receivable, but our accounts and notes receivable related to all other revenue sources are typically unsecured claims. In gaming operations, because we own the participation gaming machines and lease them to the casino operator, in a bankruptcy the customer has to either accept or reject the lease and, if rejected, our gaming machines are returned to us. Due to the significance of our gaming machines to the on-going operations of our casino customers, in a bankruptcy filing we may be designated as a key vendor, which can enhance our position above other creditors in the bankruptcy. For international customers, depending on the country and our historic collection experience with the customer, we may have pledge agreements, bills of exchange, post-dated checks or personal guarantees or other forms of agreement to enhance our ability to collect the receivables.

Beginning in fiscal 2012, the government authorities in Argentina modified the rules related to importing product and limited the exchange of pesos into U.S. dollars and the transfer of funds from Argentina. Our accounts and notes receivable, net from customers in Argentina at June 30, 2013, was $46.3 million, which is denominated in U.S. dollars, although our customers pay us in pesos at the spot exchange rate between the peso and the U.S. dollar on the date of payment. In evaluating the collectability of customer receivables in Argentina, we specifically evaluated the amount of recent payments, receivable aging, the additional security we had (bills of exchange, pledge agreements, etc.) and news related to individual customers’ ability to pay to determine our customers’ ability to pay and concluded that only a minimal amount of bad debt reserves was required. We continue to conduct business in Argentina and our customers have continued to pay us in pesos based on the spot exchange rate to the U.S. dollar on payment date throughout fiscal 2013. We collected approximately $36.5 million of outstanding receivable balances from customers in Argentina during fiscal 2013. In addition, the net activity for the year ended June 30, 2013 resulted in total outstanding receivable balances declining from June 30, 2012, by $18.6 million to $46.3 million.

During the fiscal year ended June 30, 2013, our bad debt expense totaled $3.6 million, or 0.5% of revenues, which compares to $6.7 million of bad debt expense for the prior fiscal year, which represented 1.0% of revenues in the prior fiscal year. The higher bad debt expense in fiscal 2012 was primarily due to increasing the dollar amount of bad debt reserves by $3.6 million following government enforcement action beginning in the September 2011 quarter at certain casinos in Mexico. Our total bad debt reserve was $8.9 million at June 30, 2013, compared to $6.9 million at June 30, 2012.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Notes Receivable and Credit Quality

The following summarizes the components of total notes receivable, net:

	As of June 30, 2013	Balances that are over 90 days past due
Notes receivable:
Domestic	$84.8	$0.7
International	181.5	8.2

Notes receivable subtotal	266.3	8.9
Allowance for doubtful accounts	(5.0)	(4.0)

Total notes receivable, net	$261.3	$4.9

	As of June 30, 2012	Balances that are over 90 days past due
Notes receivable:
Domestic	$123.4	$1.4
International	182.3	5.2

Notes receivable subtotal	305.7	6.6
Allowance for doubtful accounts	(4.3)	(1.5)

Total notes receivable, net	$301.4	$5.1

At June 30, 2013, 1.9% of our total notes receivable, net was past due over 90 days compared to 1.7% at June 30, 2012.

The following tables detail our evaluation of notes receivable for impairment:

	As of June 30, 2013	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$84.8	$5.7	$79.1
International	181.5	75.6	105.9

Total notes receivable	$266.3	$81.3	$185.0

	As of June 30, 2012	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Notes receivable:
Domestic	$123.4	$10.8	$112.6
International	182.3	60.4	121.9

Total notes receivable	$305.7	$71.2	$234.5

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The following table reconciles the current and non-current allowance for doubtful notes receivable from June 30, 2012 to June 30, 2013, and from June 30, 2011 to June 30, 2012:

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Balance at June 30, 2012	$4.3	$4.3	$0.0
Charge-offs	(0.6)	(0.6)	0.0
Recoveries	0.0	0.0	0.0
Provision	1.3	1.3	0.0

Balance at June 30, 2013	$5.0	$5.0	$0.0

	Total	Ending Balance Individually Evaluated for Impairment	Ending Balance Collectively Evaluated for Impairment
Balance at June 30, 2011	$2.6	$2.6	$0.0
Charge-offs	(3.1)	(3.1)	0.0
Recoveries	0.0	0.0	0.0
Provision, primarily amounts recorded for Mexican customers’ notes receivable	4.8	4.8	0.0

Balance at June 30, 2012	$4.3	$4.3	$0.0

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

The following summarizes the notes receivable that had modification of financing terms:

		Year Ended June 30, 2013
	# of Customers	# of Contracts	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic(a)	1	1	$3.5	$3.5
International(a)	10	31	30.1	30.1

Total financing term modifications	11	32	$33.6	$33.6

(a)	Detailed modifications included:

➢	One domestic customer with one note for $3.5 million for which original terms were extended by 19 months;

➢	One international customer for which 20 notes were consolidated into one note aggregating $9.0 million, with an average 13-month extension;

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

➢	One international customer with one note for $8.3 million for which original terms were extended by two months;

➢	One international customer with one note for $4.8 million for which original terms were extended by eight months;

➢	One international customer for which two notes were consolidated into one note aggregating $2.1 million, with an average 10-month extension;

➢	One international customer with one note for $1.5 million for which original terms were extended by 11 months;

➢	One international customer with one note for $1.4 million for which original terms were extended by 17 months;

➢	One international customer with one note for $1.1 million for which original terms were extended by 28 months;

➢	One international customer with one note for $1.0 million for which original terms were extended by eight months;

➢	One international customer for which two notes were consolidated into one note aggregating $0.6 million, with an average 12-month extension; and

➢	One international customer with one note for $0.3 million for which original terms were extended by 13 months.

	Year Ended June 30, 2012
	# of Customers	# of Notes	Pre- Modification Investment	Post- Modification Investment
Financing term modifications:
Domestic	1	2	$0.7	$0.7
International(a)	17	80	53.8	53.8

Total financing term modifications	18	82	$54.5	$54.5

(a)	Detailed modifications included:

➢	One international customer with one note for $14.8 million for which original terms were extended by five months;

➢	One international customer in which 16 notes were consolidated into one note aggregating $8.8 million, with an average 12 month extension of terms;

➢	One international customer in which 14 notes were consolidated into three notes aggregating $8.0 million, with an average 14 month extension of terms;

➢	One international customer in which 11 notes were consolidated into one note aggregating $6.4 million, with an average 11 month extension of terms;

➢	The remaining 13 international customers with 38 notes were consolidated into 13 notes aggregating $15.8 million, with an average of 12 month extension of terms; and

➢	One domestic customer in which two notes were consolidated into one note aggregating for $0.7 million for which original terms were extended by 12 months.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

4. BUSINESS ACQUISITIONS

On May 21, 2012, we completed the acquisition of 100% of the outstanding stock of privately held Jadestone, a Sweden-based company that develops, publishes and distributes online gaming content and entertainment for online gaming companies. The total cash consideration for Jadestone paid at closing, excluding acquisition costs, was approximately $2.6 million, and there is up to $6.7 million of additional consideration payable over the next 2 years, of which $2.8 million was paid during the year ended June 30, 2013. The goodwill for Jadestone is expected to be non-deductible for tax purposes

On June 15, 2012, we completed the acquisition of 100% of the outstanding stock of privately held Phantom, an Iowa-based company that is a leading publisher and developer of interactive casino and slot-based games for social, casual and mobile gaming entertainment. The total cash consideration for Phantom paid at closing, excluding acquisition costs, was approximately $13.8 million and there is up to $10.5 million of additional consideration payable over the next 3 years, of which $3.0 million was paid during the year ended June 30, 2013. The goodwill for Phantom is expected to be deductible for tax purposes.

Pro forma financial information is not provided as these acquisitions are not material to our Consolidated Financial Statements. We allocated the final aggregate purchase price, including the additional consideration acquisition liabilities, of $33.6 million to: tangible assets of $1.9 million; finite-lived intangibles assets of $7.2 million and goodwill of $27.5 million; and total liabilities of $20.2 million, including $17.2 million of additional consideration payable, of which $5.8 million was paid during the year ended June 30, 2013 and a $1.0 million gain which was included in interest income and other income and expense, net in fiscal 2013; partially offset by an increase in goodwill of $0.3 million in fiscal 2013 relating to other items.

5. IMPAIRMENT AND RESTRUCTURING CHARGES

Given the continuing lower levels of capital spending by casinos over the three years ended June 30, 2011 and with no leading indicators suggesting that demand will increase in the near-term, we conducted a thorough review of our product plans and business strategies at the end of fiscal 2011 and beginning of fiscal 2012. We still believe our long-term vision is intact but, as a result of this review, we refined our product plans and restructured our organization. Specifically, we streamlined our product management and product development functions, simplified our product plans and further prioritized on-time commercialization of new game themes, products and portal applications.

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

In addition, we implemented a broader restructuring in the September 2011 quarter and recorded a $9.7 million pre-tax charge, or $0.12 per diluted share, consisting of $5.9 million of separation-related charges and $3.8 million of costs related to the decision to close two facilities. These restructuring actions were expected to better direct resources and focus on near-term revenue opportunities and reduced our overall organizational staffing by approximately 10% to a level that better correlates with the existing industry operating environment, while maintaining our ability to create great games that engage current players and attract new players.

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

Of the $3.8 million of restructuring charges recorded in fiscal 2011, we paid all $2.4 million of the restructuring charges recorded in the September 2010 quarter by June 30, 2011 and we paid the remaining $1.4 million of the restructuring charges recorded in the June 2011 quarter by June 30, 2012.

Of the $9.1 million of restructuring charges recorded in the September 2011 quarter, all $5.9 million of separation-related charges and all of the $3.2 million of restructuring costs relating to closing two facilities were paid by June 30, 2013.

There were no impairment or restructuring charges in fiscal 2013 and at June 30, 2013 we had no unpaid remaining costs from fiscal 2012 or 2011.

6. EARNINGS PER SHARE

Earnings per share is calculated using the weighted average number of common and common stock equivalents outstanding. Restricted stock and restricted stock units are considered participating securities and included in our calculation of earnings per share. Basic and diluted earnings per share are calculated as follows:

	Year ended June 30,
	2013	2012	2011
Net income (numerator)	$34.6	$64.1	$81.0

Basic weighted-average common shares outstanding	54.6	55.5	57.7
Dilutive effect of stock options	0.2	0.2	0.9
Dilutive effect of restricted common stock and warrants	0.1	0.1	0.4

Diluted weighted-average common stock and common stock equivalents (denominator)	54.9	55.8	59.0

Basic earnings per share of common stock	$0.63	$1.15	$1.40

Diluted earnings per share of common stock and common stock equivalents	$0.63	$1.15	$1.37

Common stock equivalents excluded from the calculation of diluted earnings per share because their impact would render them anti-dilutive	5.7	5.6	2.2

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

In fiscal 2004, our Board of Directors, as part of the inducement to Hasbro Inc. and Hasbro International, Inc. (collectively, “Hasbro”) to extend their license agreement with us, approved a grant of warrants (the “2003 Warrants”) to purchase 375,000 shares of our common stock valued at $3.9 million using the Black-Scholes pricing model and certain assumptions at the date of issuance of the 2003 Warrants. The warrants’ exercise price is $23.36 per share of our common stock, subject to adjustment and is anti-dilutive for the year ended June 30, 2013. The warrants are non-cancelable and are now fully vested.

Included in our anti-dilutive common stock equivalents for the year ended June 30, 2013 and 2012, are warrants to purchase 450,000 and 475,000 shares, respectively, at $30.03 per share of our common stock that were issued to Hasbro in 2009 in connection with an amendment and extension of our agreement with them. Beginning in calendar year 2012, for each year that the three conditions identified in the agreement are not met the number of shares subject to the 2009 Warrant decrease by 25,000; provided, however, that the number of underlying shares will not be less than 375,000 shares. These warrants were excluded from the diluted earnings per share calculation because the vesting criteria are contingent upon future events, which were not met at June 30, 2013. See Note 13. “Stockholders’ Equity—Warrants”.

7. INVENTORIES

Inventories consisted of the following:

	As of June 30,
	2013	2012
Raw materials and work-in-process	$40.4	$36.2
Finished goods	21.1	17.1

Total inventories	$61.5	$53.3

Cost elements included in work-in-process and finished goods include raw materials, direct labor and overhead expenses. Our work-in-process inventories at June 30, 2013 and 2012 are not material to our Consolidated Balance Sheets. We recorded raw material and finished goods inventory write-downs totaling approximately $2.4 million, $5.0 million and $7.1 million for fiscal 2013, 2012 and 2011, respectively. These charges are classified in cost of products sales in our Consolidated Statements of Income. Inventory write-downs for fiscal 2011 trended higher than in fiscal year 2012 and 2013 as a result of our decision to wind down our Orion and original Bluebird cabinet product lines for which we recorded $4.9 million of additional inventory reserves.

8. GAMING OPERATIONS EQUIPMENT AND PROPERTY, PLANT AND EQUIPMENT

The components of Gaming operations equipment were as follows:

	As of June 30,
	2013	2012
Gaming operations equipment	$421.0	$342.8
Less accumulated depreciation	(280.5)	(227.1)

Net gaming operations equipment	$140.5	$115.7

During fiscal 2013 and 2012, we retired $3.4 million and $86.0 million, respectively, of gaming operations equipment, which had zero net book value.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The components of Property, plant and equipment were as follows:

	As of June 30,
	2013	2012
Land	$20.0	$20.0
Buildings and improvements	149.4	100.2
Machinery and equipment	134.4	113.0
Capitalized internal use software costs	96.4	39.9
Furniture and fixtures	18.5	13.4
Construction-in-process	1.6	82.2

	420.3	368.7
Less accumulated depreciation	(178.3)	(142.0)

Net property, plant and equipment	$242.0	$226.7

9. INTANGIBLE ASSETS

General

Intangible assets recorded on our accompanying Consolidated Balance Sheets consisted of the following:

	As of June 30,
	2013	2012
Goodwill	$47.3	$45.5
Finite lived intangible assets, net	131.9	137.7
Less: royalty advances and licensed or acquired technologies, short-term	0.0	(4.3)

Total long-term intangible assets, net	$179.2	$178.9

Certain of our intangible assets including goodwill are denominated in foreign currency and, as such, include the effects of foreign currency translation.

Goodwill

The changes in the carrying amount of goodwill consisted of the following:

	As of June 30,
	2013	2012
Goodwill, beginning of year	$45.5	$20.3
Adjustment of goodwill related to prior business acquisitions	0.3	—
Goodwill related to business acquisitions	—	27.2
Foreign currency translation adjustment	1.5	(2.0)

Goodwill, end of year	$47.3	$45.5

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Finite-Lived Intangible Assets

Finite-lived intangible assets consisted of the following:

			As of June 30, 2013			As of June 30, 2012
	Weighted Average Useful Life (Years)	Useful Life (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Finite-lived intangible assets:
Developed, licensed or acquired technologies	7	1–15	$125.4	$(40.9)	$84.5	$122.0	$(26.6)	$95.4
Royalty advances for licensed brands, talent, music and other	5	1–15	120.5	(98.6)	21.9	103.4	(81.3)	22.1
Patents, trademarks and other	4	4–17	43.6	(18.1)	25.5	39.2	(19.0)	20.2

Total			$289.5	$(157.6)	$131.9	$264.6	$(126.9)	$137.7

During fiscal 2013, we retired $4.4 million of patents, trademarks and other and $2.0 million of developed licensed or acquired technologies, which had zero net book value. During fiscal 2012, we retired $15.7 million of royalty advances, which had zero net book value.

The following table summarizes additions to finite-lived intangible assets during fiscal 2013.

Total Additions
Finite-lived intangible assets:
Developed licensed or acquired technologies	$5.4
Royalty advances for licensed brands, talent, music and other	17.1
Patents, trademarks and other	8.8

Total	$31.3

The following table summarizes additions to finite-lived intangible assets during fiscal 2012.

Total Additions
Finite-lived intangible assets:
Developed licensed or acquired technologies	$3.8
Royalty advances for licensed brands, talent, music and other	14.9
Patents, trademarks and other	5.4

Total	$24.1

The actual amortization expense for our finite-lived intangible assets for the past three years, including $14.4 million recorded as impairment charges in fiscal 2011, and estimated aggregate amortization expense for finite-lived intangible assets for each of the next five years and thereafter is as follows:

Year Ended June 30,
Actual			Estimated
2011	2012	2013	2014	2015	2016	2017	2018	Thereafter
$38.3	$25.3	$35.0	$19.0	$19.7	$21.2	$19.6	$13.7	$38.7

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

The estimated aggregate future intangible amortization as of June 30, 2013 does not reflect the significant minimum commitments we have for future payments for royalty advances and licensed or acquired technologies of approximately $60.8 million, which is expected to be amortized over approximately the next 6 years. See Note 15. “Commitments, Contingencies and Indemnifications.”

10. OTHER ACCRUED LIABILITIES

The components of other accrued liabilities were as follows:

	As of June 30,
	2013	2012
Other accrued liabilities	$21.6	$31.4
Deferred revenue	20.6	16.3
Current income taxes payable	13.0	7.8
Accrued royalties and licensing fees	10.6	11.5
Accrued WAP jackpot liability	4.9	9.5

Total other accrued liabilities	$70.7	$76.5

11. INCOME TAXES

The following is a summary of income (loss) before income taxes of U.S. and international operations:

	Year ended June 30,
	2013	2012	2011
United States	$60.9	$107.5	$124.7
International	(12.2)	(8.4)	(1.1)

Total	$48.7	$99.1	$123.6

Significant components of the provision (benefit) for income taxes were as follows:

	Year ended June 30,
	2013	2012	2011
Current:
Federal	$23.6	$31.9	$38.8
State	3.0	4.0	5.3
Foreign	5.2	(3.0)	1.5

Total current	31.8	32.9	45.6
Deferred:
Federal	(14.2)	(3.6)	(11.8)
State	(2.0)	(0.6)	(1.6)
Foreign	(3.3)	3.2	0.3

Total deferred	(19.5)	(1.0)	(13.1)
Current tax benefit from exercise of stock options and vesting of restricted stock	1.8	3.1	10.1

Income tax provision, net	$14.1	$35.0	$42.6

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred income tax assets and liabilities were as follows:

	As of June 30,
	2013	2012
Deferred income tax assets resulting from:
Current:
Receivables valuation allowances	$3.9	$1.3
Inventory valuation reserves	0.8	1.6
Accrued liabilities and other items not currently deductible	11.8	3.6

Total current deferred income tax assets (included in other current assets)	16.5	6.5
Non-current:
Share-based payment expense	21.9	18.7
Book over tax depreciation	16.1	10.8
Other non-current	9.8	9.8
Foreign net operating loss	1.3	—
Other	0.5	—

Total non-current deferred income tax assets	49.6	39.3

Valuation allowance, relating to foreign net operating loss	(1.3)	—

Net deferred tax assets	64.8	45.8
Deferred income tax liabilities resulting from:
Capitalized regulatory approval and internal use software development costs	(16.6)	(16.0)
Capitalized patents and trademarks	(8.3)	(5.9)
Other	—	(0.8)

Total non-current deferred income tax liabilities	(24.9)	(22.7)

Total net deferred income tax assets	$39.9	$23.1

No deferred income tax provision has been recorded for United States taxes related to approximately $45.8 million of undistributed net earnings of certain foreign subsidiaries, which are considered to be permanently reinvested. If future events, including material changes in estimates of cash, working capital and long-term investment requirements necessitate that these earnings be distributed, an additional provision for withholding taxes may apply, which could materially affect our future effective income tax rate. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, depends on the circumstances existing if and when the remittance occurs. We have approximately $22.5 million of cash and cash equivalents in our international subsidiaries at June 30, 2013, and we believe we could readily convert such cash to other currencies, including United States Dollars, although based on current banking and governmental regulations we cannot repatriate all of this cash, including cash and cash equivalents held in Argentina of approximately $5.4 million at June 30, 2013. We believe the impact of not being able to fully repatriate this cash and cash equivalents on our overall liquidity is immaterial, as at June 30, 2013, we had $59.9 million of unrestricted cash and cash equivalents and our annual cash flow provided by operating activities was $153.4 million in fiscal 2013 and $156.8 million in fiscal 2012. In addition, we have access to our new $400 million amended and restated revolving credit facility that we entered into in October 2011 that expires in five years of which only $85.0 million is borrowed and, if necessary, we could access capital through additional debt or equity offerings. After consideration of $1.0 million outstanding letters of credit, there was approximately $314.0 million of available borrowings under the revolving credit facility at June 30, 2013.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

At June 30, 2013, we provided a valuation allowance of $1.3 million against certain foreign deferred tax assets (net operating losses). In determining the level of required valuation allowance, we considered the foreign subsidiaries prior performance, projected future taxable income and tax planning strategies in making this assessment.

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

The provision for income taxes differs from the amount computed using the statutory United States Federal income tax rate as follows:

	Year ended June 30,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.1	3.2	2.9
Domestic manufacturer’s deduction	(6.4)	(4.1)	(3.6)
Federal research and development tax credits	(6.7)	(1.5)	(2.0)
Permanent items and other	3.5	0.2	0.4
Change in income tax contingencies	(4.3)	(0.7)	(0.2)
Foreign losses without benefit	2.7	3.2	2.0
Non-deductible foreign interest expense	2.1	—	—

Effective income tax rate	29.0%	35.3%	34.5%

The lower effective income tax rate in fiscal 2013 reflects the retroactive reinstatement of the U.S. Federal Research and Development credit to the beginning of calendar 2012, the reduction of our liability of uncertain taxes due to the expiration of the statute of limitations for fiscal 2009 and the completion of the fiscal 2010 federal income tax audit and a U.S. tax benefit from certain foreign losses. The effective income tax rate in fiscal 2013 also reflects a non-U.S. tax charge and a foreign subsidiary start-up loss without benefit.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

We currently apply Topic 740 under which the benefits of income tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in our Consolidated Financial Statements; positions that do not meet this threshold are not recognized. For income tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in our Consolidated Financial Statements. The reconciliation of the beginning and ending gross unrecognized income tax benefits, which is included in other non-current liabilities at June 30, 2013 and 2012, excluding accrued interest and penalties of $0.1 million and $0.2 million for fiscal 2013 and 2012, respectively is as follows:

	Year ended June 30,
	2013	2012
Balance at July 1	$3.9	$4.6
Additions related to prior-year tax positions	0.2	0.2
Reductions related to prior-year tax positions	(0.7)	—
Additions related to current year positions	0.4	0.5
Reductions due to settlements and payments	(1.5)	(0.4)
Reductions due to lapse of statute	(0.7)	(1.0)

Balance at June 30	$1.6	$3.9

At June 30, 2013 and 2012, the total unrecognized tax benefits, including accrued interest and penalties of $0.1 million and $0.2 million, respectively, (net of the federal benefit) were $1.6 million and $4.0 million, respectively, which represent the portion that, if recognized, would reduce the effective income tax rate.

At this time, we believe appropriate provisions for all outstanding issues have been made for all jurisdictions and all open years. We are no longer subject to any significant U.S. Federal tax examinations by tax authorities for years before fiscal 2011, or state, local or foreign income tax examinations by tax authorities for years before fiscal 2009.

12. REVOLVING CREDIT FACILITY

Revolving Credit Facility

On October 18, 2011, we entered into an amended and restated revolving credit agreement with a group of eight banks. This agreement provides for borrowings up to $400 million through October 18, 2016, with the ability to expand the facility to $500 million from the existing lenders willing to increase their commitments or from new lenders with the consent of the administrative agent. The revolving credit facility requires that we maintain certain financial and non-financial covenants and two financial ratios: a leverage ratio and an interest coverage ratio. These financial and non-financial covenants and financial ratios could limit our ability to acquire companies, declare dividends, incur additional debt, make any distribution to holders of any shares of capital stock or purchase or otherwise acquire shares of our common stock. The maximum leverage ratio is 3.0x, and is computed as total net funded indebtedness outstanding at the end of each quarter divided by the trailing twelve-month earnings before interest, taxes, depreciation and amortization, including share-based compensation and non-cash charges, as specifically defined in the revolving credit agreement. The minimum interest coverage ratio is 3.0x and is computed as trailing twelve-month adjusted earnings before interest, taxes, depreciation and amortization and share-based compensation and non-cash charges divided by trailing twelve-months interest charges, as specifically defined in the revolving credit agreement. The amended and restated revolving credit agreement is unsecured but guaranteed by all of our significant domestic subsidiaries. In addition, the amended and restated revolving credit agreement contains certain limitations on, among other items, investments, loans, advances and guarantees.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

At June 30, 2013, based upon the leverage ratio as defined in the amended and restated revolving credit agreement, no limitations existed for restricted payment purposes. At June 30, 2013, $85.0 million was outstanding under the amended and restated revolving credit facility and after consideration of $1.0 million outstanding letters of credit, there was approximately $314.0 million of available borrowings under the revolving credit facility. The effective interest rate on our borrowings was 2.1% and 2.3% at June 30, 2013 and 2012, respectively.

We were in compliance with all of the financial and non-financial covenants and financial ratios required by our $400 million amended and restated revolving credit agreement as of June 30, 2013.

13. STOCKHOLDERS’ EQUITY

General

We have 5.0 million shares of $0.50 par value preferred stock authorized. The preferred stock is issuable in series, and the relative rights and preferences and the number of shares in each series are to be established by our Board of Directors. Pursuant to the Merger Agreement with Scientific Games, we cannot issue any preferred stock prior to the effective time of the Merger.

Common Stock Repurchase Program

On August 2, 2010, our Board of Directors announced it was terminating the existing share repurchase program and replacing it with a new $300 million share repurchase program that expired on August 2, 2013.

We made the following purchases under our share repurchase programs:

	Shares	Average Price per Share	Amount
For the year ended June 30, 2011	2.8	$36.69	$101.5
For the year ended June 30, 2012	2.4	$20.62	50.4
For the year ended June 30, 2013	0.3	$15.77	5.0

Total	5.5		$156.9

In total, over the last three fiscal years we have repurchased 9.4% of the shares that were outstanding at July 1, 2010. At June 30, 2013, we had approximately $143.1 million remaining of our current share repurchase authorization. However, pursuant to the Merger Agreement with Scientific Games, share repurchases are prohibited from January 30, 2013 to the effective time of the Merger.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

In June 2009, we entered into a new Gaming Device License Agreement (the “2009 License”) with Hasbro whereby we agreed to license certain intellectual property and proprietary rights owned or controlled by Hasbro. As part of the inducement to Hasbro to enter into the 2009 License, our Board of Directors approved an amendment (the “Warrant Modification Agreement”) to the 2003 Warrants to purchase our common stock. The Warrant Modification Agreement provides that the term of the 2003 Warrants will be extended until December 31, 2018. In addition, the expiration date of the 2003 Warrants will be extended for three years if we elect to extend the 2009 License. We accounted for the extension of the 2003 Warrants as a modification of terms whereby we computed the incremental cost of the modification comparing the fair value of the modified warrants to the fair value of the original warrants immediately before its terms were modified. The incremental fair value calculated using the Black-Scholes model was $4.76 per share for a total of $1.8 million additional cost which is being amortized over the extended license period. During fiscal 2013, 2012 and 2011, we recognized approximately $0.5 million of expense, respectively, for the value of the 2003 Warrants and the modification thereof.

Also in connection with the 2009 License, our Board of Directors approved a new grant of a warrant to purchase up to 500,000 shares of our common stock (the “2009 Warrants”). The 2009 Warrants exercise price is $30.03 per share of our common stock (the closing price on the date of grant), subject to adjustment. The 2009 Warrants will only vest if certain conditions are met: (1) we request Hasbro’s consent to an assignment of the 2009 License upon the undertaking of certain transactions by us, (2) Hasbro gives its consent to such assignment, and (3) such transaction is executed. Beginning in calendar year 2012, for each year that the three conditions are not met the number of shares subject to the 2009 Warrant decrease by 25,000; provided, however, that the number of underlying shares will not be less than 375,000 shares. At June 30, 2013, the number of shares subject to the 2009 Warrant was 450,000. If not vested and exercised, the 2009 Warrants will expire on December 31, 2018. We may also elect to extend the 2009 License for a period of three years from December 31, 2018 if certain conditions are satisfied and if we make such election, the expiration of the 2009 Warrants also extends three years. We have requested and Hasbro has granted its consent to the Merger, and while the 2009 Warrants will vest at the effective time of the Merger, Hasbro will realize no value as the exercise price is greater than the $26.00 exercise price per share.

14. EQUITY COMPENSATION PLAN

General

On December 6, 2012, our stockholders approved the adoption of a restatement of the WMS Industries Inc. Incentive Plan (2012 Restatement) (the “2012 Plan”) increasing the number of shares available for grant under the 2012 Plan by 5.7 million shares. The Plan permits us to grant stock options to purchase shares of our common stock, restricted stock, restricted stock units and other stock awards. The Compensation Committee of our Board of Directors (“Compensation Committee”) determines, or at times recommends to the Board of Directors, which of the eligible employees, non-employee directors, consultants and advisors should receive equity awards; the terms, including any vesting periods or performance requirements of the awards; and the size of the awards. The non-employee members of our Board of Directors determine any award made to non-employee directors.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

A maximum of 22.3 million shares were authorized for awards under our plans.

Other Information
Shares available for future issuance	5.0 million
Unrecognized cost for outstanding awards	$18.1 million
Weighted average future recognition period	2.5 years

As of June 30, 2013, there was $8.8 million of total stock option compensation expense related to non-vested stock options not yet recognized, which is expected to be recognized over a weighted average period of 2.2 years, and $9.3 million of total restricted stock award, restricted stock units and equity-based performance unit compensation expense related to non-vested awards not yet recognized, which is expected to be recognized over a weighted average period of 2.7 years.

A summary of information with respect to share-based compensation expense included in our Consolidated Statements of Income are as follows:

	Year ended June 30,
	2013	2012	2011
Selling and administrative	$10.9	$10.1	$12.1
Research and development	4.9	5.4	6.4
Cost of product sales	0.1	0.3	0.2

Share-based compensation expense included in pre-tax income	15.9	15.8	18.7
Income tax benefit related to share-based compensation	(6.0)	(6.0)	(7.1)

Share-based compensation expense included in net income	$9.9	$9.8	$11.6

Diluted earnings per share impact of share-based compensation expense	$0.18	$0.18	$0.20

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

Stock Options

Pursuant to the Plan, for stock options, the exercise price per share with respect to each option is determined by the Compensation Committee and is not less than the fair market value of our common stock on the date on which the stock option is granted. The Plan has a term of 10 years, unless terminated earlier, and stock options granted under the Plan prior to December 2006 have exercise terms up to 10 years, whereas stock options granted under the Plan beginning in December 2006 have exercise terms up to 7 years. Vesting generally occurs equally over one to four years on the grant-date anniversary. Compensation expense is recognized using the accelerated method under Topic 718 over the requisite service period for each separately vesting portion of the award. On occasion, we may issue stock options that immediately vest, in which case compensation expense equal to the total fair value of the stock option grant is immediately recognized. At the effective time of the Merger, all stock options outstanding will immediately vest. For stock options granted in fiscal 2013, the range in fair value was from $6.73 – $10.71 per share based on the Black-Scholes calculation using the following range of assumptions depending on the characteristics of the stock option grant: risk-free interest rates between 0.5% – 0.7%; expected life between 3.7 – 4.0 years; expected volatility of 0.55; and 0.0% dividend yield. Stock option activity was as follows for fiscal 2013:

	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Stock options outstanding at June 30, 2012	5.5	$27.44
Granted	1.0	17.10
Exercised	(0.2)	17.76
Expired or Cancelled	(0.1)	32.98
Forfeited	(0.2)	26.80

Stock options outstanding at June 30, 2013	6.0	$26.00	3.92	$21.7

Stock options exercisable at June 30, 2013	3.6	$28.54	2.83	$8.1

(1)	Intrinsic value is defined as the amount by which the fair value of the underlying stock exceeds the exercise price of a stock option.

Other information pertaining to stock options was as follows:

	Year ended June 30,
	2013	2012	2011
Weighted average grant-date fair value per share of stock options granted	$7.06	$8.48	$15.25
Total grant-date fair value of stock options vested	11.5	10.2	8.8
Total intrinsic value of stock options exercised	1.5	0.6	12.7

For fiscal 2013, 2012 and 2011, cash received from the exercise of stock options and shares purchased under our employee stock purchase plan was $5.8 million, $3.4 million and $14.4 million, respectively, and the income tax benefit realized from exercise of stock options was $1.8 million, $0.2 million and $10.1 million, respectively.

In fiscal 2005, our Board of Directors approved a Director Emeritus Program for directors who reach age 75 or have served on the Board of Directors for at least 20 years. The Director Emeritus Program is being phased in to maintain continuity and avoid losing the benefit of valuable experience. For fiscal 2013, 37,500 fully vested

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

five—year stock options were issued to each of the two directors upon their retirement from the Board, or 75,000 stock options in the aggregate. No directors retired in fiscal 2012. For fiscal 2011, 37,500 fully vested five—year stock options were issued to one director upon his retirement from the Board.

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

Under the Plan, participants may be granted restricted stock awards, representing an unfunded, unsecured right, which is nontransferable except in the event of death or disability of the participant, to receive shares of our common stock on the date specified in the participant’s award agreement. The restricted stock awards granted under this plan are subject to vesting generally from a range of two to four years on the grant-date anniversary and the performance-based restricted shares are subject to successful completion of the performance conditions. Compensation expense for restricted stock is recognized on a straight-line basis over the vesting period for the entire award. Compensation expense for the performance-based stock is recognized as a cumulative effect on current and prior periods if a change occurs in the assessment of achievement of the performance goals. At the effective time of the Merger, all restricted stock awards outstanding will immediately vest.

Restricted stock share and restricted stock unit activity was as follows for fiscal 2013:

	Restricted Stock Shares	Weighted Average Grant- Date FairValue(1)
Nonvested balance at June 30, 2012	0.1	$22.30
Granted	0.0	0.0
Vested	0.0	27.59

Nonvested balance at June 30, 2013	0.1	$18.49

	Restricted Stock Units (Including Performance -based Stock Units)	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2012	0.4	$27.36
Granted	0.3	16.47
Vested	(0.2)	29.38

Nonvested balance at June 30, 2013	0.5	$20.63

(1)	For restricted stock, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Equity-Based Performance Units

As of June 30, 2013, we had 587,272 equity-based performance units outstanding with a weighted average grant-date fair value per unit of $21.62. The equity-based performance units contain performance goals set by the Board of Directors based on certain performance criteria over the following periods: thirty-six month period

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

ending June 30, 2013, for 100,961 units; thirty-six month period ending June 30, 2014, for 213,573 units; and thirty-six month period ending June 30, 2015, for 272,738 units. The number of shares of stock to be awarded to participants is dependent upon the achievement of the performance goals and the extent to which each goal is achieved or exceeded, requires a minimum threshold performance before any shares are issued and can result in shares issued up to 200% of the targeted number of shares under each grant. In fiscal 2013, we did not record a provision for equity-based performance units granted under our long-term incentive plan that relate to the thirty-six month periods ended June 30, 2013 and 2014, based on the current assessment of achievement of the performance goals. We did expense $1.4 million for equity-based performance units granted under our long-term incentive plan related to the thirty-six month period ended June 30, 2015, and in fiscal 2011, we recorded a provision of $0.8 million related to the equity-based performance units granted under our long-term incentive plan related to the thirty-six month period ended June 30, 2011. No provision was recorded in fiscal 2012 based on the assessment of achievement of the performance goals. Additional charges will be recorded in future periods depending on the assessment of achievement of the performance goals. At the effective time of the Merger, all equity-based performance units outstanding related to thirty-six month performance periods ended June 30, 2014 and 2015 will immediately vest. Equity-based performance unit activity was as follows for fiscal 2013:

	Equity-based Performance Units	Weighted Average Grant-Date Fair Value(1)
Nonvested balance at June 30, 2012	0.4	$29.52
Granted	0.3	17.27
Vested	0.0	0.0
Forfeited	(0.1)	41.55

Nonvested balance at June 30, 2013	0.6	$21.62

(1)	For equity-based performance units, grant-date fair value is equal to the closing market price of a share of our common stock on the grant date.

Deferred Stock

In fiscal 2005, non-management members of the Board of Directors were awarded an aggregate of 39,824 units of deferred stock under the Plan, of which 9,959 units remain outstanding as of June 30, 2013, compared to 19,915 units as of June 30, 2012. The decrease in units relate to the retirement of two members from the Board of Directors in the December 2012 quarter and the resulting vesting of their deferred stock. The deferred stock units vest immediately and shares of our common stock will be issued upon each director’s departure from the Board, assuming proper notice from the Board member. Grantees are not entitled to vote their deferred stock units or to receive cash dividends, but they are entitled to receive make whole payments on any declared and paid dividends on our common stock. At the effective time of the Merger, the deferred stock outstanding will immediately vest.

Employee Stock Purchase Plan

Effective July 1, 2009, we adopted an Employee Stock Purchase Plan (“ESPP”) as defined under Section 423 of the Internal Revenue Code allowing eligible employees to elect to make contributions through payroll deductions which will be used to purchase our common stock at a purchase price equal to 85% of the fair value of a share of common stock on the date of purchase. We reserved 500,000 shares under the ESPP. For fiscal year 2013, participants purchased 90,615 shares under the plan at an average cost of $17.09, for a total of $1.5 million while in fiscal 2012 participants purchased 102,538 shares under the plan at an average cost of $17.16, for a total of $1.8 million and in fiscal 2011 participants purchased 62,807 shares under the plan at an

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

average cost of $30.96 for a total of $1.9 million. Pursuant to the Merger Agreement, shares will no longer be purchased under the ESPP subsequent to June 30, 2013 and at the effective time of the Merger, the ESPP shares outstanding will be converted into the right to receive $26.00 per share in Merger consideration.

15. COMMITMENTS, CONTINGENCIES AND INDEMNIFICATIONS

Future minimum rental commitments under non-cancelable operating leases were as follows:

As of June 30, 2013
2014	$5.7
2015	5.1
2016	3.6
2017	1.5
2018	0.8
Thereafter	7.3

$24.0

Rent expense for fiscal 2013, 2012 and 2011 was $5.0 million, $4.7 million and $6.2 million, respectively. We include stated scheduled rent increases in calculating future minimum lease payments under non-cancellable operating leases and the minimum lease payments are recognized as rent expense on a straight-line basis over the minimum lease term.

We routinely enter into license agreements with others for the use of brands, intellectual properties and technologies in our products. These agreements generally provide for royalty advances and license fee payments when the agreements are signed and minimum commitments, which are cancellable in certain circumstances.

In June 2009, we entered into the 2009 License with Hasbro to license certain intellectual property and proprietary rights owned or controlled by Hasbro in brands, such as MONOPOLY, BATTLESHIP, GAME OF LIFE and CLUE, for use in our gaming machines. The 2009 License, which is not assignable without Hasbro’s consent, was effective April 1, 2009 and has an initial term through December 31, 2016. Hasbro has consented to our Merger with Scientific Games. We have the right to extend the 2009 License for an additional three-year term if certain conditions are satisfied. We are required to make minimum increasing annual guaranteed royalty payments during the term of the 2009 License. See Note 13. “Stockholder’s Equity—Warrants.”

At June 30, 2013, we had total royalty and license fee commitments, advances and payments made and potential future royalty and license fee payments as follows:

Minimum Commitments
Total royalty and license fee commitments	$205.6
Advances and payments made	(144.8)

Potential future payments	$60.8

The total potential royalty and license fee commitments decreased to $60.8 million at June 30, 2013 from $73.8 million at June 30, 2012, due to advances and payments made on existing commitments exceeding commitments under new agreements we entered into for intellectual property, technology or brand licenses.

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

As of June 30, 2013, we estimate that potential future royalty payments in each fiscal year will be as follows:

Minimum Commitments
2014	$20.0
2015	16.8
2016	15.7
2017	7.7
2018	0.5
Thereafter	0.1

Total	$60.8

Non-Cancelable Raw Material Purchase Orders

Commitments under non-cancelable raw materials purchase orders increased to $13.8 million as of June 30, 2013 from $2.7 million as of June 30, 2012 primarily relating to an increase in materials to support the launch of the new Blade and Gamefield xD gaming machines.

Performance Bonds and Other Loan Guarantees

We have performance bonds and other loan guarantees outstanding of $10.7 million at June 30, 2013, related to product sales, and for the performance bonds we are liable to the issuer in the event of exercise due to our non-performance under the contract. Events of non-performance do not include the financial performance of our products.

Indemnifications

We have agreements in which we may be obligated to indemnify other parties with respect to certain matters. Generally, these indemnification provisions are included in sales orders and agreements arising in the normal course of business under which we customarily agree to hold the indemnified party harmless against claims arising from a breach of representations related to matters such as title to assets sold and licensed, defective equipment or certain intellectual property rights. Payments by us under such indemnification provisions are generally conditioned on the other party making a claim. Such claims are typically subject to challenge by us and to dispute resolution procedures specified in the particular sales order or contract. Further, our obligations under these agreements may be limited in terms of time and/or amount and, in some instances, we may have recourse against third parties. It is not possible to predict the maximum potential amount of future payments under these indemnification agreements due to the conditional nature of the obligations and the unique facts of each particular agreement. Historically, we have not made any payments under these agreements that have been material individually or in the aggregate. As of June 30, 2013, we were not aware of any obligations arising under indemnification agreements that would require material payments.

We have agreements with our directors and certain officers that require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers and directors of acquired companies. We maintain director and

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

officer insurance, which may cover our liabilities arising from these indemnification obligations in certain circumstances. As of June 30, 2013, we were not aware of any obligations arising under these agreements that would require material payments. Although we are providing indemnification of officers and directors named in securities cases described in Note 16. “Litigation”, it is too early in these claims to ascertain the extent of any such indemnification. Under the Merger Agreement, at the effective time of the Merger, Scientific Games will purchase a directors and officers insurance policy to cover six future years.

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

Letters of Credit

Outstanding letters of credit issued under our revolving credit facility to ensure payment to certain vendors and government agencies totaled $1.0 million at June 30, 2013. As of June 30, 2013, after consideration of $1.0 million outstanding letters of credit, there was approximately $314.0 million of available borrowings under the revolving credit facility. Availability under the revolving credit facility is reduced by the outstanding letters of credit.

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

Insurance Deductibles and Retentions

Under our various insurance policies, we are liable for contractual deductibles or retentions of up to $1.0 million per insurance policy, including directors and officers, fiduciary, property, crime, workers’ compensation, electronic errors and omissions, employment practices and automobile insurance. In addition, we are self-insured up to $0.25 million per covered family, after the employee’s pay annual deductibles, for medical, dental, prescription drug and disability coverage. We purchase annual stop-loss coverage to limit our loss to $0.25 million for employee medical, dental, prescription drug and disability claims. Accrued worker’s compensation claims and employee related medical, dental, prescription drug and disability reserves include estimated settlements for known claims and estimates of claims incurred but not reported.

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

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

16. LITIGATION

From time to time, we may be subject to claims and a party to litigation that arises in the ordinary course of business. Some of these matters may be complex, expensive and disruptive to our normal business operations. Generally, the results of complex legal proceedings are difficult to predict and our view of these matters may change over time. When the amount or range of liability becomes ascertainable and it becomes probable that we will incur a loss, we record contingent liabilities related to these matters. We expense all legal costs associated with these matters as incurred. An unfavorable outcome to any legal matter, if material, could have an adverse effect on our business, reputation, financial condition, liquidity or results of operations.

Securities Claims

On May 25, 2011, a putative class action was filed against us and certain of our executive officers in the U.S. District Court for the Northern District of Illinois by Wayne C. Conlee (the “Conlee lawsuit”). On October 13, 2011, the lead plaintiff filed an amended complaint in the Conlee lawsuit. As amended, the lawsuit alleged that, during the period from September 21, 2010 to August 4, 2011, (the date we announced our fiscal 2011 financial results), we made material misstatements and omitted material information related to our fiscal year 2011 guidance. Plaintiff sought to certify a class of stockholders who purchased stock between these dates. The lawsuit specifically alleged violations of (i) Section 10(b) of the Securities Exchange Act of 1934, as amended (the “34 Act”), and Rule 10b-5 promulgated thereunder and (ii) Section 20(a) of the 34 Act. The amended complaint sought unspecified damages. We filed a motion to dismiss the amended complaint on December 8, 2011, and, on July 25, 2012, the Court granted our motion without prejudice. On September 12, 2012, the Plaintiffs filed a further amended complaint, which re-asserted claims under Sections 10(b) and 20(a) of the 34 Act and under SEC Rule 10b-5. We filed a motion to dismiss the further amended complaint on October 26, 2012 and on April 24, 2013, the court granted our motion to dismiss with prejudice. On May 22, 2013, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Seventh Circuit, which appeal is currently pending.

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

On July 22, 2011, an additional derivative action was filed in the U.S. District Court for the Northern District of Illinois by the Plumbers & Pipefitters Local 152 Pension Fund and UA Local 152 Retirement Annuity Fund against our then current Board of Directors, a former director, and certain of our officers (the “Pipefitters lawsuit” and, collectively with the Conlee and Garay lawsuits, the “Securities Litigation”). We were named as a nominal defendant. The facts alleged in the Pipefitters lawsuit were similar to those alleged in the Conlee and Garay lawsuits, but also included allegations of insider trading in connection with alleged sales of our stock made by certain officers and directors in the November 2010 period. The Pipefitters lawsuit specifically alleged the following causes of action: (i) breach of fiduciary duty, (ii) waste of corporate assets, (iii) unjust enrichment, and (iv) indemnification and contribution from the individual defendants in the event future claims were made against us as a result of the individual defendants’ alleged misconduct. In addition to unspecified damages, the Pipefitters lawsuit sought injunctive relief requiring us to adopt strengthened corporate governance policies and measures to prevent insider trading, as well as disgorgement of the alleged wrongful profits. The Garay and Pipefitters lawsuits were consolidated and reassigned to the judge who was presiding over the Conlee lawsuit.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

On February 26, 2013, Plaintiffs filed a joint stipulation of voluntary dismissal without prejudice in the Garay and Pipefitters lawsuits. The Court subsequently dismissed the suits without prejudice.

In the event that the plaintiffs are successful in their appeal of the court’s dismissal of the Conlee lawsuit, we believe that we have meritorious defenses to the claims and intend to contest it vigorously. It is too early to predict the outcome of the pending appeal or to reasonably estimate the range of possible loss, if any, related to that lawsuit.

Pursuant to our Bylaws and the indemnification agreements we have entered into with each member of our Board of Directors and our officers, we are indemnifying and defending each of the individual defendants named in the Securities Litigation.

License Claim

In early 2012, International Gaming Technology (“IGT”) initiated an audit by KPMG LLP (“KPMG”) for compliance with the terms of the Game Manufacturers Cashless License Agreement dated October 1, 2006 between the Company and IGT. KPMG’s initial findings have been presented to us and aggregate to $25.5 million for under-payments plus $11.1 million in interest. We believe the findings are without merit. We have held discussions with IGT to resolve this matter but we are unable at this time to predict the outcome of the claim or to reasonably estimate the range of loss, if any, related to this claim. In the event we are unable to reach a mutually acceptable resolution, we intend to fully contest the audit findings.

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

Plaintiffs in the Gardner Action and the three other Illinois actions moved for and obtained consolidation of all the Illinois cases into the Gardner Action. On April 1, 2013, plaintiffs in the Gardner Action filed a motion for a preliminary injunction to enjoin the stockholder vote on the Merger, scheduled for May 10, 2013. On April 19, 2013, plaintiffs in all other actions agreed to a stay pending resolution of the Gardner Action. On April 26, 2013, lead counsel in the Gardner Action, on behalf of counsel for all plaintiffs in all actions, agreed with counsel for all defendants in the Gardner Action to withdraw their motion for preliminary injunction and not to seek to enjoin the stockholder vote in return for the agreement by WMS to make certain supplemental disclosures related to the Merger, all of which were set forth in a Report on Form 8K that was filed with the Securities and Exchange Commission on April 29, 2013. The agreement with lead counsel for the plaintiffs in the Gardner Action will not affect the amount of Merger consideration that the Company’s stockholders are entitled to receive in the Merger or any other terms of the Merger Agreement. The litigation is still pending.

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

17. INFORMATION ON GEOGRAPHIC AREAS

Revenues derived from customers located in the United States accounted for approximately 67%, 70% and 67% of our total revenues for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Approximately 90% of our total long-lived assets as of June 30, 2013 and 2012 were in the United States. No other country in which we conduct business had greater than 10% of our total revenues, except Canada which accounted for 13% of total revenues in fiscal 2013, or long-lived assets for the periods presented.

Geographic revenue and operating information is determined by country of destination. Our operations outside the United States include: gaming operations equipment located in Canada, Europe and South Africa; sales and distribution offices in Argentina, Australia, Canada, China, Mexico, South Africa, Spain, the United Kingdom and through July 2011, Austria; and game development studios and operations, administrative and product development employees in Australia, India, Sweden and the United Kingdom. Substantially all of our revenues from customers outside the United States are denominated in U.S. dollars. At June 30, 2013 and 2012, approximately 53% and 54%, respectively, of total current and long-term trade accounts and notes receivable were from customers located outside of United States.

We have operations based primarily in the United States as well as significant sales and distribution offices based in international locations.

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

18. RETIREMENT PLANS

We sponsor 401(k) defined contribution plans within the United States. The plans cover full-time employees and provide for our contributions of up to 4.5% of covered employees’ compensation as defined in the plans. We also provide a deferred compensation plan within the United States to certain key employees. Our expense for these two plans totaled $5.0 million, $4.7 million and $5.7 million in fiscal 2013, 2012 and 2011, respectively.

We have two frozen defined benefit pension plans related to previously discontinued operations, which are not material to our Consolidated Financial Statements.

19. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Additional cash flow information was as follows:

	Year ended June 30,
	2013	2012	2011
Income taxes paid	$28.1	$50.5	$30.5
Interest paid	1.9	0.7	0.6
Gaming operations equipment transferred to inventory	0.7	6.9	3.9
Liabilities assumed in acquisitions	—	20.2	—
Business acquisitions/purchase price adjustments
Fair value of assets	0.3	—	—
Fair value of liabilities	0.3	—	—

Cash payments of amounts accrued as of the acquisition date are reflected in financing cash flows. Payments for amounts accrued subsequent to the acquisition date, in excess of amounts accrued as part of the purchase price allocation, are reflected in operating cash flows within changes in accounts payable and accrued liabilities.

For other non-cash transactions related to income taxes, see Note 11. “Income Taxes.”

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information is as follows for each quarterly period in fiscal 2013 and 2012:

	Sept. 30 2012	Dec. 31 2012	Mar. 31 2013	Jun. 30 2013
Fiscal 2013 Quarters
Revenues	$159.1	$157.5	$177.9	$202.8
Cost of product sales	41.3	43.2	49.2	56.5
Cost of gaming operations	15.2	13.7	14.8	13.7
Operating income	12.6	7.0	5.2	19.9
Net income	9.3	4.3	7.5	13.5
Earnings per share:
Basic	$0.17	$0.08	$0.14	$0.25

Diluted	$0.17	$0.08	$0.14	$0.24

Weighted-average common shares:
Basic common stock	54.5	54.5	54.7	54.8

Diluted common stock and common stock equivalents	54.7	54.6	55.1	55.6

WMS INDUSTRIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(amounts in millions of U.S. dollars and millions of shares, except per share amounts)

	Sept. 30 2011	Dec. 31 2011	Mar. 31 2012	Jun. 30 2012
Fiscal 2012 Quarters
Revenues	$155.6	$162.2	$176.0	$195.9
Cost of product sales	42.8	48.7	53.3	60.4
Cost of gaming operations	14.3	14.4	12.6	14.2
Operating income	3.5	21.0	31.2	31.7
Net income	3.8	16.1	22.1	22.1
Earnings per share:
Basic	$0.07	$0.29	$0.40	$0.40

Diluted	$0.07	$0.29	$0.40	$0.40

Weighted-average common shares:
Basic common stock	56.2	55.6	55.2	54.9

Diluted common stock and common stock equivalents	56.6	55.8	55.5	55.2

In the quarter ended December 31, 2012, we incurred approximately $2.5 million of pre-tax charges, or $0.03 per diluted share, related to the process our Board of Directors utilized in the sale of the Company. In addition, we recorded a $2.0 million after-tax charge, or $0.04 per diluted share, related to a non-U.S. tax charge.

In the quarter ended March 31, 2013, we incurred approximately $7.4 million of pre-tax charges, or $0.09 per diluted share, related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger. Results also included a $2.0 million after-tax benefit, or $0.04 per diluted share, for the retroactive reinstatement of the U.S. Federal Research and Development Tax Credit and a $0.7 million after-tax benefit, or $0.01 per diluted share, from the reduction of our liability of uncertain taxes due to the expiration of the statute of limitations for fiscal 2009.

In the quarter ended June 30, 2013, we incurred approximately $3.6 million of pre-tax charges, or $0.04 per diluted share, related to the process our Board of Directors utilized in the sale of the Company, plus completing the closing conditions and the integration efforts prior to the effective time of the pending Merger. In addition, net income included a $1.3 million after-tax charge, or $0.02 per diluted share, to establish valuation allowance against certain foreign deferred tax assets relating to foreign net operating losses. In addition, net income included a $1.5 million after-tax benefit, or $0.03 per diluted share, from the completion of the fiscal 2010 Federal income tax audit, a $0.7 million after-tax benefit, or a $0.01 per diluted share, of other discrete tax items and a $0.6 million after-tax benefit, or $0.01 per diluted share, for the U.S. Federal Research and Development Tax Credit.

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Years Ended June 30, 2013, 2012 and 2011

(in millions of U.S. dollars)

Column A	Column B	Column C		Column D	Column E
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts	Amounts Written off or Reclassified
Allowance for total accounts and notes receivables:
2013	$6.9	$3.6	$—	$1.6	$8.9
2012	$5.5	$6.7	$—	$5.3	$6.9
2011	$3.4	$3.9	$1.4	$3.2	$5.5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of August, 2013.

WMS INDUSTRIES INC.

By:	/S/ BRIAN R. GAMACHE
Brian R. Gamache Chairman of the Board & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Positions	Date

/S/ BRIAN R. GAMACHE Brian R. Gamache	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 29, 2013

/S/ SCOTT D. SCHWEINFURTH Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	August 29, 2013

/S/ JOHN P. MCNICHOLAS, JR. John P. McNicholas, Jr.	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	August 29, 2013

/S/ EDWARD W. RABIN, JR. Edward W. Rabin, Jr.	Lead Director	August 29, 2013

/S/ ROBERT J. BAHASH Robert J. Bahash	Director	August 29, 2013

/S/ PATRICIA M. NAZEMETZ Patricia M. Nazemetz	Director	August 29, 2013

/S/ MATTHEW H. PAULL Matthew H. Paull	Director	August 29, 2013

/S/ IRA S. SHEINFELD Ira S. Sheinfeld	Director	August 29, 2013

/S/ BOBBY L. SILLER Bobby L. Siller	Director	August 29, 2013

/S/ WILLIAM J. VARESCHI, JR. William J. Vareschi, Jr.	Director	August 29, 2013

/S/ KEITH R. WYCHE Keith R. Wyche	Director	August 29, 2013