Form 10-K/A
period 2013-06-30
WMS INDUSTRIES INC /DE/
filed 2013-10-09
CIK 350077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

On September 30, 2013, the number of shares of common stock outstanding was 59,711,504 shares.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by WMS Industries Inc., which we refer to as “WMS”, the “Company”, “we”, “us or “our”, in order to disclose information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which was previously omitted in reliance on Instruction G to Form 10-K from its Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission (SEC) on August 29, 2013. WMS is not filing its definitive proxy statement for its 2013 annual shareholder meeting within 120 days of the end of its most recent fiscal year as required under Instruction G to Form 10-K in order to incorporate information contained in the definitive proxy statement into the Form 10-K. This Form 10-K/A discloses such information herein. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and principal financial officer; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

This Form 10-K/A is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

The Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth information concerning our Board of Directors including (a) their ages as of September 30, 2013; (b) their principal occupations; (c) a description of positions and offices they hold with WMS Industries Inc. or our affiliates (other than as a director), as applicable; and (d) the year they were first elected as a director:

Name of Nominee (Age)	Position with Company and Principal Occupation	Director Since
Robert J. Bahash (68)	Director; Retired President of McGraw-Hill Education	2007

Brian R. Gamache (54)	Chairman of the Board; Chief Executive Officer	2001

Patricia M. Nazemetz (63)	Director; Retired Chief Human Resources and Ethics Officer of Xerox Corporation	2007

Matthew H. Paull (62)	Retired Chief Financial Officer of McDonalds Corporation	2012

Edward W. Rabin, Jr. (66)	Lead Director; Retired President of Hyatt Hotels Corporation	2005

Ira S. Sheinfeld (75)	Director; Partner, Hogan Lovells (Attorneys-at-Law)	1993

Bobby L. Siller (68)	Director; Retired Member of the Nevada Gaming Control Board	2008

William J. Vareschi, Jr. (71)	Director; Retired Chief Executive Officer and Vice Chairman of Central Parking Corporation	2004

Keith R. Wyche (53)	Director; former President and Chief Executive Officer of ACME Markets, a division of Supervalu Inc.	2011

Robert J. Bahash joined our Board in 2007. He served as President of McGraw-Hill Education, an operating segment of The McGraw-Hill Companies (NYSE: MHP), a global financial information and education company, from November 2010 until he retired in June 2012. Mr. Bahash worked for The McGraw-Hill Companies since 1974 and held a number of finance-related positions, including previously serving as Executive Vice President and Chief Financial Officer for The McGraw-Hill Companies. Mr. Bahash is a member of the American Institute of Certified Public Accountants, the Financial Executives Institute, and the New Jersey Society of Certified Public Accountants. Mr. Bahash is a certified public accountant, Chair of our Audit and Ethics Committee and a member of our Compensation Committee.

Brian R. Gamache has served as our Chairman of the Board and Chief Executive Officer since being named Chairman in July 2008. Mr. Gamache originally joined our company in 1990 and served in various executive capacities for our former hotel and resort subsidiaries, rising to the position of President and Chief Operating Officer. At the time of WMS’ 1997 spin-off of WHG Resorts & Casinos Inc. (“WHG”), Mr. Gamache left WMS to devote his full time to WHG. Subsequent to the 1997 sale of WHG, Mr. Gamache served as President of the Luxury and Resort Division of Wyndham International from 1998 until April 2000. Mr. Gamache then rejoined our company as President and Chief Operating Officer and, in June 2001, was named President and Chief Executive Officer, concurrently with his appointment to our Board. Mr. Gamache is a director of KapStone Paper and Packaging Corporation (NYSE: KS), serves as Chair of its Nominating and Governance Committee and as a member of its Audit Committee. Mr. Gamache is also a member of the Board of the American Gaming Association serving as the Chair of its Finance Committee, and is a Trustee of Lake Forest Academy.

Patricia M. Nazemetz joined our Board in 2007. She served as Chief Human Resources and Ethics Officer for Xerox Corporation (NYSE: XRX), a document technology and services company, from 2007 until her retirement in

February 2011. Ms. Nazemetz also served as a Vice President for Xerox Corporation from January 1999 until her retirement. Ms. Nazemetz was with Xerox from 1979 through her retirement in 2011 and held a number of human resource related positions. She is a director of Astoria Financial Corporation (NYSE: AF) and serves as a member of its Compensation Committee and Enterprise Risk Management Committee. She is a also member of the Board of Catholic Health Services of Long Island, a large not-for-profit health and hospital system and serves as a trustee of Fordham University. Ms. Nazemetz is Chair of our Compensation Committee and a member of our Nominating and Corporate Governance Committee.

Matthew H. Paull joined our Board in 2012. He was Senior Executive Vice President and Chief Financial Officer of McDonald’s Corporation, a global foodservice retailer, from July, 2001 until he retired from that position effective, January 2008. Prior to joining McDonald’s in 1993, Mr. Paull was a partner at Ernst & Young where he managed a variety of financial practices during his 18-year career. He served as a director and a member of the Audit Committee of Best Buy Co. (NYSE: BBY) from 2003 through April 2013, as its Lead Independent Director from 2010 through April 2013, and served as Chairman of its Finance and Investment Policy Committee. Mr. Paull serves as a director of KapStone Paper and Packaging Corporation (NYSE: KS), as an advisory director of Pershing Square Capital Management, L.P. and an advisory director of The One Acre Fund. Mr. Paull is a member of our Audit and Ethics Committee.

Edward W. Rabin, Jr. joined our Board in 2005 and became our Lead Director in July 2008. Mr. Rabin served as the President of Hyatt Hotels Corporation, a global hospitality company, from 2003 until his retirement in January 2006. Between 1989 and 2003, Mr. Rabin served as Executive Vice President for Hyatt, and was named Chief Operating Officer in 2000. Mr. Rabin is a director of PrivateBancorp, Inc. (NASDAQ: PVTB) and Sally Beauty Holdings, Inc. (NYSE: SBH). Mr. Rabin is a member of PrivateBancorp, Inc.’s Audit Committee and Chair of its Compensation Committee. Mr. Rabin is a member of Sally Beauty Holdings, Inc.’s Compensation and Nominating and Governance Committees. Mr. Rabin is currently a member of our Compensation and Audit and Ethics Committees.

Ira S. Sheinfeld joined our Board in 1993. He has been a member of the law firm of Hogan Lovells U.S. LLP and predecessor law firms, Hogan & Hartson, LLP and Squadron, Ellenoff, Plesent & Sheinfeld LLP, New York, New York, for more than five years. Mr. Sheinfeld has three years of audit experience at Ernst & Young, was a partner at Deloitte and Touche and has 20 years of experience as one of our directors. Mr. Sheinfeld is a certified public accountant.

Bobby L. Siller joined our Board in 2008. He was one of three members of the Nevada State Gaming Control Board serving for eight years from January 1999 until December 31, 2006. Prior to his appointment to the Nevada State Gaming Control Board, he served for 25 years with the Federal Bureau of Investigation (FBI). At the FBI, he was Special Agent-in-Charge of the Las Vegas Division for three years, as well as a manager at bureau offices in Dayton, Ohio and Dallas, Texas, and as an administrator with the FBI Academy in Quantico, Virginia. Mr. Siller was previously a commissioner for the Pokagon Band Gaming Commission in Michigan. Mr. Siller is a member of our Gaming Compliance Committee and our Nominating and Corporate Governance Committee.

William J. Vareschi, Jr. joined our Board in 2004. He was the Chief Executive Officer and Vice Chairman of the Board of Central Parking Corporation from April 2001 until his retirement in May 2003. Before joining Central Parking Corporation in April 2001, his prior business career of more than 35 years was spent with the General Electric Company (NYSE: GE), which he joined in 1965. He held numerous financial management positions within GE, including Chief Financial Officer for GE Plastics Europe (in the Netherlands), GE Lighting (Cleveland, Ohio) and GE Aircraft Engines (Cincinnati, Ohio). In 1996, Mr. Vareschi became President and Chief Executive Officer of GE Engine Services, a position he held until July 2000. Mr. Vareschi also serves as lead director, Chair of the Executive Committee and a member of the Nominating and Corporate Governance Committee of WESCO International Inc. (NYSE: WCC). Mr. Vareschi serves as Chair of our Nominating and Corporate Governance Committee and is a member of our Audit and Ethics Committee.

Keith R. Wyche joined our Board in January 2011. He served as President and CEO of ACME Markets, a grocery business and a wholly owned subsidiary of Supervalu Inc. (NYSE: SVU) from April 2012 through March 2013. He previously served as President and Chief Executive Officer of Cub Foods, a wholly owned subsidiary of Supervalu Inc. from December 2009 to April 2012. He joined Supervalu Inc. in January 2010 from Pitney Bowes where he most recently served as President of U.S. Operations for Pitney Bowes Management Services. Mr. Wyche had been with Pitney Bowes since 2003 and held a number of progressively more responsible positions in general management, sales and operations. Mr. Wyche is a member of our Gaming Compliance Committee and our Nominating and Corporate Governance Committee.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports that they file. Based on our review of copies of these reports that we have received and representations from our officers and directors that are required to file, we believe that during fiscal year 2013 our officers and directors complied with all of their Section 16(a) filing requirements. Based on our review of copies of the filed reports, we did not have any ten percent beneficial owners during fiscal year 2013.

Code of Conduct

Our Board has adopted a Code of Conduct that applies to all of our employees, officers and directors and is available and can be viewed and downloaded from our Corporate Governance section of the Investor Relations section of our website at http://ir.wms.com. Under our Code of Conduct, only the Board or a Committee of the Board may grant a waiver of this code to an executive officer or director. Any waiver will be promptly disclosed to our stockholders and as required by law or New York Stock Exchange regulations. We have established a whistleblower hotline for use by our employees and other interested parties to report suspected violations of our Code of Conduct or other complaints directly to executive management and our Audit and Ethics Committee. Quarterly, our internal audit department and General Counsel report any suspected violations of our Code of Conduct and any activity on our whistleblower hotline to our Audit and Ethics Committee and our Board. We offer all of our employees and directors training at least annually on our Code of Conduct.

Audit and Ethics Committee

To assist it in carrying out its duties, our Board has delegated specific authority to a standing Audit and Ethics Committee. The Audit and Ethics Committee is currently composed of four independent directors: Messrs. Bahash (Chair), Paull, Rabin and Vareschi. Our Board has determined that each member of our Audit and Ethics Committee is financially literate and that Messrs. Bahash, Paull and Vareschi are audit committee financial experts.

EXECUTIVE OFFICERS

The following individuals have been elected by our Board to serve in the capacities set forth below for WMS Industries Inc. until the next annual meeting of our Board and until their respective successors are elected and qualify.

Name	Age	Position
Brian R. Gamache	54	Chairman and Chief Executive Officer

Orrin J. Edidin	52	President

Kenneth Lochiatto	50	Executive Vice President, Chief Operating Officer

Scott D. Schweinfurth	59	Executive Vice President, Chief Financial Officer and Treasurer

Larry J. Pacey	49	Executive Vice President, Global Products and Chief Innovation Officer

Kathleen J. McJohn	54	Senior Vice President, General Counsel and Secretary

John P. McNicholas, Jr.	60	Vice President, Controller and Chief Accounting Officer

Brian R. Gamache – The principal occupation and employment experience of Mr. Gamache during the last five years is described under “Directors” above.

Orrin J. Edidin – Orrin J. Edidin began serving as our President in July 2008. In July 2012, Mr. Edidin was also named President and Chief Executive Officer of our newly formed subsidiary, Williams Interactive LLC, which brought together under one global umbrella organization all of our existing online, social, casual and mobile gaming operations and resources. Mr. Edidin joined our company in 1997 and served as our Vice President, Secretary and General Counsel until September 2001, when he became our Executive Vice President, General Counsel, Secretary and Chief Operating Officer. In January 2003, he resigned as General Counsel and in February 2003, he resigned as Secretary, continuing to serve as our Executive Vice President and Chief Operating Officer until he was named our President. Prior to joining our company, Mr. Edidin was Associate General Counsel for Fruit of the Loom, Inc. and Farley Industries. From 1986 through 1992, he was a Senior Attorney with the Chicago law firm of Katten Muchin Zavis Rosenman. Mr. Edidin is Vice President of the Association of Gaming Equipment Manufacturers.

Kenneth Lochiatto – Kenneth Lochiatto began serving as our Executive Vice President, Chief Operating Officer in July 2008. In July 2012, Mr. Lochiatto was named President and Chief Operating Officer of our subsidiary, WMS Gaming Inc., which he originally joined in April 2006 as Senior Vice President of Sales Operations. Prior to working for our company, Mr. Lochiatto spent 22 years with the General Electric Company (NYSE: GE), where he held a number of progressively more responsible positions in general management, sales, marketing and corporate audit. At General Electric, Mr. Lochiatto served as Americas Commercial Leader – Fluids and Coatings in the GE Silicones sector from 2001 through 2003 and then as Business Leader – Advanced Communication Systems within the GE Transportation segment until his departure in 2006.

Scott D. Schweinfurth – Scott D. Schweinfurth joined us in April 2000, assuming the offices of Executive Vice President, Chief Financial Officer and Treasurer. He is a registered certified public accountant and was, from 1996 until March 2000, Senior Vice President, Chief Financial Officer and Treasurer of the company now known as Bally Technologies (NYSE: BYI), a diversified gaming company. Mr. Schweinfurth also acted as Managing Director of Bally’s Germany-based Bally Wulff subsidiary from November 1999 to March 2000. Bally acquired Bally Gaming International in 1996, where Mr. Schweinfurth had served as Senior Vice President, Chief Financial Officer and Treasurer since 1995. Prior to that time, he was employed by Ernst & Young for 18 years, the last six as a partner. Mr. Schweinfurth serves as the Chairman of the Accountancy Advisory Group of Miami University and is a Trustee of the International Association of Gaming Advisors and Co-Chairman of its Audit Committee.

Larry J. Pacey – Larry J. Pacey has served as our Executive Vice President, Global Products and Chief Innovation Officer since July 2008. Mr. Pacey joined our subsidiary, WMS Gaming Inc., in 2001 as Executive Director of Games. In 2002, he was promoted to Vice President of Game Development and then, in 2005, he was promoted to Senior Vice President of Product Development with additional responsibilities for engineering and game development. He has an extensive background in the interactive entertainment and video gaming industry, joining our company after previously having been Executive Producer with n-Space, Segasoft (a division of Sega) and Atari.

Kathleen J. McJohn – Kathleen J. McJohn joined us in January 2003, assuming the offices of Vice President, General Counsel and Secretary in February 2003 and was promoted to Senior Vice President, General Counsel and Secretary in July 2012. Previously, Ms. McJohn served in the law department of Sears, Roebuck and Co. (NASDAQ: SHLD) for more than five years, lastly as Vice President, Law – Merchandising, in which she served as their primary counsel for all merchandise businesses and was responsible for all commercial, regulatory and general legal counseling for the merchandise businesses. Ms. McJohn also served as corporate attorney for Amoco Corporation from 1993 to 1996 and began her career as an associate at Latham & Watkins, a global law practice.

John P. McNicholas, Jr. – John P. McNicholas, Jr. joined us in September 2003, as Executive Director – Finance. He was promoted to Chief Accounting Officer in November 2005 and to Vice President, Controller and Chief Accounting Officer in August 2006. He is a registered certified public accountant and was, from 2001 to 2003, an independent accounting consultant. From 1999 to 2001 he was Vice President – Finance, Treasurer and Chief Financial Officer of ForeFront Education, Inc., a private company which acquired and operated for-profit colleges. Mr. McNicholas was Senior Vice President, Controller and Chief Accounting Officer of Information Resources, Inc., a NASDAQ market research and software company, from 1995 to 1999. From 1985 to 1995, Mr. McNicholas held the position of Vice President, Controller and Chief Accounting Officer of ITEL Corporation, a New York Stock Exchange diversified holding company. Prior to that time, he was employed by Ernst & Young for nine years, the last four as an audit manager.

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis provides a detailed description of our executive compensation philosophy and programs, the compensation decisions made by the Compensation Committee and the issues considered in making such decisions. Our executive compensation programs are designed to attract, reward and retain our executive officers. In January 2013, we entered into a merger agreement (“merger agreement”) whereby we will become a wholly-owned subsidiary of Scientific Games Corporation (NASDAQ: SGMS) (“Scientific Games”). Pursuant to the merger agreement, we have agreed to maintain our pay practices consistent with our practices in prior years. This Compensation Discussion and Analysis focuses on the compensation for the fiscal year ending June 30, 2013 of our named executive officers, who were:

Name	Title
Brian R. Gamache	Chairman of the Board and Chief Executive Officer

Orrin J. Edidin	President

Kenneth Lochiatto	Executive Vice President, Chief Operating Officer

Scott D. Schweinfurth	Executive Vice President, Chief Financial Officer and Treasurer

Larry J. Pacey	Executive Vice President, Global Products and Chief Innovation Officer

Our Compensation Philosophy and Objectives

Philosophy

Our executive compensation philosophy seeks to align executive compensation with the achievement of pre-established Company-wide performance objectives, individual performance objectives and increases in the price of our stock. In considering the elements of the compensation program, the Compensation Committee emphasizes pay for performance on a short-term and long-term basis.

Objectives

Our compensation program is designed to achieve the following objectives:

•	Pay for Performance. We use fixed compensation to provide our named executive officers with a competitive base salary, while encouraging peak performance with other compensation that is variable based on company-wide performance and individual performance.

•	Attract and Retain Key Talented Executive Officers. Our executive compensation program is designed to help us attract and retain talented individuals by providing compensation in amounts and structure competitive with compensation paid to individuals in similar positions at comparable businesses with similar performance.

•	Foster Teamwork Amongst our Management Team. We conduct an internal compensation comparison to ensure compensation levels within our company are fair and reasonable for the roles and responsibilities of our executive team.

•	Align the Interests of our Executive Officers and our Stockholders. We use long-term incentives such as stock options, restricted stock units and equity-based performance units to encourage our executive officers to build long-term value for our stockholders.

•	Create Incentives that Focus Executive Officers on, and Reward Them for, Achievement of Company-wide Performance Goals. Our compensation packages for our named executive officers are designed to motivate them to devote their full energies to our success by rewarding them primarily for company-wide achievements against pre-determined goals.

•	Create an Ownership Culture which Instills Long-Term Perspective. Our named executive officers are encouraged to focus on long-term goals by receiving compensation in the form of equity compensation as a long-term incentive.

How We Make Compensation Decisions

The Role of Our Compensation Committee

The Compensation Committee, consisting solely of independent directors, is charged with developing compensation programs for our executive officers, including our named executive officers. The Compensation Committee is responsible for establishing, implementing and monitoring compliance with our compensation philosophy. The Compensation Committee seeks to ensure that the total compensation paid to our named executive officers is fair, reasonable and competitive. The Compensation Committee presents its recommendations for compensation to be paid to the named executive officers to our Board for approval. Although Mr. Gamache also serves as Chairman of our Board, he abstains from voting on matters that come before our Board when such matters relate to the compensation of non-employee directors or himself.

As part of the annual compensation approval process, the Compensation Committee considers the advice of management generally, the Chief Executive Officer and the Chief Financial Officer, as well as Steven Hall & Partners (“SH&P”), its independent compensation consultant.

The Role of Our Management

The Compensation Committee reviews the performance and compensation of our named executive officers and establishes each of their compensation. Our Chief Executive Officer provides to the Compensation Committee his recommendations on the compensation, including annual cash incentive compensation, for our other named executive officers. Our Chief Executive Officer and our Chief Financial Officer assist the Compensation Committee and SH&P in determining our comparator group (as described below). Other members of management provide support to the Compensation Committee as needed. However, the Compensation Committee acts in its sole discretion. Based upon a review of performance and historical compensation, recommendations and information from members of management, and discussions with its compensation consultant, the Compensation Committee determines the compensation for the named executive officers to be recommended for Board approval.

The Role of the Compensation Committee’s Independent Compensation Consultant

When considering significant changes to the compensation program or performing periodic benchmarking analysis, our Compensation Committee has retained SH&P to review our compensation practices and to assist the Compensation Committee in assessing whether our compensation program is meeting its objectives (as described above). SH&P analyzes whether the amounts and structure of our executive officers’ compensation were appropriate relative to the amounts and structure of compensation provided by comparable companies and relative to various management positions within our company. SH&P assists with the development and assessment of our comparator group (as further described below).

SH&P provides the Compensation Committee with insight as to compensation programs and incentives used by our peers and other public companies, trends in executive compensation, pending and current legislation and the evolving policies and procedures adopted by proxy advisory services firms. The Compensation Committee again retained SH&P in connection with our executive compensation programs for fiscal year 2013.

2012 Non-Binding Advisory Say-on-Pay Vote

At our 2012 annual meeting of stockholders, we conducted our annual say-on-pay vote and 57% of the votes cast by our stockholders approved our executive compensation program. Under applicable SEC rules, we are required to advise our stockholders whether we considered that vote and if so, how it affected our compensation policies. At the time we received this vote, we had already set our compensation program for fiscal year 2013 continuing our practices from prior years. Soon after receiving this vote, we entered into the merger agreement with Scientific Games, pursuant to which we agreed to keep our compensation practices consistent with prior years. Accordingly, we have not made substantial changes to our compensation practices.

2013 Non-Binding Advisory Golden Parachute Compensation Vote

At our May 2013 special meeting of stockholders, which was convened to approve our merger with Scientific Games, our stockholders voted on a non-binding advisory proposal to approve certain compensation of our named executive officers that may be payable in connection with the consummation of the merger (“Golden Parachute Compensation”). More than 88% of the votes cast by our stockholders approved our Golden Parachute Compensation.

Risk Considerations

The Compensation Committee has reviewed our compensation policies and practices and analyzed the potential business risks inherent in such policies and practices. The Compensation Committee believes that our executive compensation policies and practices do not encourage our management, including our named executive officers, to take unnecessary business risks that are reasonably likely to have a material adverse effect on our company.

Competitive Marketplace Assessment; Comparator Group

As part of our review of our executive compensation program, we periodically review executive compensation data from similar companies in order to ensure that our practices are fair and reasonable. Our Compensation Committee selects the comparator group and receives information from its consultant SH&P and our Chief Executive Officer and Chief Financial Officer in connection with its evaluation.

In our 2012 Proxy Statement, we identified a comparator group consisting of five gaming machine manufacturing and casino supply companies (Aristocrat Leisure Limited, Bally Technologies Inc., Global Cash Access Holdings, Inc., International Game Technology and Scientific Games), four software/video game companies (Red Hat, Inc., Take-Two Interactive Software, Inc., THQ, Inc. and Zynga, Inc.), and five casino companies (Ameristar Casinos Inc., Isle of Capri Casinos, Inc., MTR Gaming Group, Inc., Pinnacle Entertainment, Inc. and Tropicana Entertainment). This comparator group was selected by our Compensation Committee based on industry focus and includes companies with which we compete for talent. In addition, to ensure the size appropriateness of the companies, we considered an analysis of market capitalization, revenue and similarity of broad-based product and service offerings.

We have not made any changes to this comparator group. We believe gaming machine manufacturer and supply companies and casinos are appropriate comparators because in addition to other common factors, their officers are subject to the unique and rigorous requirements for licensure by gaming regulators that also apply to our officers. Such requirements include extensive background investigations and disclosure of financial and other personal information by our officers and their immediate families. Of these companies, we routinely and most directly compete with the gaming machine manufacture and casino supply companies, including International Game Technology and Bally Technologies Inc., to attract and retain talent.

Elements of Executive Compensation

General

Our Compensation Committee, with SH&P’s assistance, has recommended, and our Board has approved the forms of compensation for our named executive officers and the amounts allocated to each form. The forms of compensation were chosen from among those generally used by other public companies that also fit, in the views of our Compensation Committee and our Board, the needs of our company. The amounts that could be earned in total and as allocated among the forms of compensation were considered by our Compensation Committee and our Board to be appropriate to motivate our named executive officers to perform at a high level and to align their interests with the interests of our stockholders.

Four Forms of Compensation

The compensation packages for our named executive officers primarily consist of the following four forms of compensation:

•	Base Salary. We pay a base annual salary to provide our named executive officers, like our other employees, with financial stability, and that salary acts as a base upon which performance-based compensation may be calculated;

•	Annual Incentive Awards. We provide an opportunity to earn an annual cash bonus incentive award in order to provide our named executive officers, like our other employees, with short-term performance incentives;

•	Long-Term Incentive Awards. We use long-term equity awards to provide our named executive officers, along with a selection of our key employees, with long-term performance and retention incentives; and

•	Other Benefits. We provide our named executive officers with other benefits that we believe are appropriate, including deferred compensation plans, change-in-control and severance benefits, retirement savings plans and perquisites and other personal benefits, which may also be available to a selection of our other employees.

Focus on Pay for Performance

Each of our named executive officers has a high degree of influence on our performance and therefore, in comparison to other employees, has a lower percentage of compensation that is fixed and a greater percentage that is variable in amount, at risk based on the price of our stock and/or dependent on our financial performance or his individual performance.

Fixed Compensation

Base Salary

Our Compensation Committee assesses base salary increases from year-to-year on a discretionary basis with a view toward rewarding individual performance and making adjustments for marketplace conditions.

Generally, salary increases for all employees, including the named executive officers, are tied to the annual performance review cycle which we undertake each year at the end of our fiscal year. Individual performance is evaluated in a review process which compares individual performance against our core values, leadership criteria and unique, pre-approved fiscal year goals for each named executive officer. Based on each individual’s performance rating in the prior fiscal year, he or she is given a salary increase reflecting his or her individual contributions. Mr. Gamache’s performance is reviewed by the Compensation Committee and the Board.

In July 2012, Messrs. Edidin and Lochiatto both received increases to their annual salaries in connection with promotions. For the other executive officers, Mr. Gamache provided the Compensation Committee with a subjective numerical rating reflecting each named executive officer’s overall success in meeting his core value, leadership and personal goals during fiscal year 2012 and recommended base salary increases reflecting their individual performance.

Taking into account Mr. Gamache’s recommendations, the Compensation Committee determined that the other named executive officers, excluding Messrs. Edidin and Lochiatto due to their promotion increases in July 2012, should receive 4% base salary increases based on their performance for fiscal year 2012. In addition, the Committee determined that Mr. Gamache should receive a 3% base salary increase based upon its subjective judgment as to the success of Mr. Gamache in meeting or exceeding expectations for his personal goals. All determinations of the Compensation Committee were submitted to and approved by our Board and the increases were effective in January 2013.

Variable Compensation

Annual Cash Bonus

General

Annual cash bonuses are intended to provide short-term incentives to our named executive officers to attain and potentially exceed certain pre-established performance goals. Our Compensation Committee considers recommendations from SH&P, our Chief Executive Officer and Chief Financial Officer, regarding the structure and amounts of the corporate performance-based components of the variable portion of our named executive officers compensation program, including the creation of numeric tables to be used for determining the portion of the annual cash bonus based on corporate performance that would be earned by our named executive officers for each level of performance at and above the minimum threshold goals through the maximum goals. Each fiscal year, based upon that input and our business plans for the applicable fiscal years, which are prepared by our management in the ordinary course and approved by our Board, the Compensation Committee recommends, and the Board reviews and approves our fiscal year cash bonus tables.

Fiscal Year 2013 Formulas for Calculating Annual Cash Bonuses

In the annual cash bonus incentive plan for fiscal year 2013 established for our Chief Executive Officer, 100% of his annual bonus calculation was to be based on Board-approved corporate performance goals. For our other named executive officers, the annual cash bonus determinations were divided into two components (i) a portion to be based upon Board-approved corporate performance goals (the “corporate component”) and (ii) a portion to be based upon their performance against pre-established, individual goals (the “individual component”). When calculating such cash bonuses, if corporate performance and individual performance were both at the same level (whether threshold, target or maximum, or somewhere in between these amounts), the corporate component would be 75% of the total cash bonus awarded and the individual component would be 25%. The annual cash bonuses are paid from a bonus pool established for distribution to all employees, including our named executive officers. The bonus pool accrues over the fiscal year. After the close of the fiscal year, the accrued bonus pool is allocated first to pay contractual, guaranteed-by-law and non-discretionary bonuses. The balance is then allocated first to the members of our executive committee, with the remainder allocated to the rest of our employees at the discretion of our Chief Executive Officer, with the approval of our Compensation Committee, provided that payments to our named executive officers are determined by our Board, upon recommendations of our Compensation Committee, and our named executive officers and other members of our senior management may not be paid the corporate component of their bonuses in an amount that exceeds the amount determined in accordance with our incentive plan and the applicable Board-approved corporate performance tables. In order for our named executive officers to achieve their maximum bonus potential, the named executive officers eligible to receive a portion of their bonus based on individual performance would have to perform in an outstanding manner as to each of their individual performance objectives and our company would have to significantly exceed its financial performance goals. In order for our Chief Executive Officer to achieve his maximum bonus potential, our company would have to significantly exceed its financial performance goals.

Fiscal Year 2013 Corporate Performance Metrics

For fiscal year 2013, we developed numeric bonus tables from which to determine the amount of the portion of the annual bonuses that is based on corporate performance payable to our named executive officers: separate tables for our Chief Executive Officer, the President of WMS Industries Inc., the President of WMS Gaming Inc., and a fourth table applicable to our other two named executive officers (together, the “Performance Tables”). For Mr. Edidin, President of WMS Industries Inc., who also serves as Chief Executive Office of Williams Interactive, 50% of his corporate performance bonus was based on solely the performance of Williams Interactive against certain set goals and 50% was based on the performance of WMS Industries Inc. as a whole. For our other executive officers, their corporate performance bonus was based on the performance of WMS Industries Inc. as a whole.

Each Performance Table has revenue on the horizontal axis beginning with the threshold goal amount and each of the ten succeeding levels based on an increased revenue amount up to the maximum revenue amount. On the vertical axis, each Performance Table has ten levels of operating income beginning with the threshold goal amount and each of the nine succeeding levels based on an increased amount of operating income up to the maximum amount. The payout percentage amounts included in the Performance Tables were subjectively determined by our Compensation Committee, after consultation with SH&P and our management.

We have constructed the cash bonus performance tables to provide higher rewards for exceeding targeted goals as this best aligns our named executive officers’ interests with the interests of our stockholders. For example, the Performance Table applicable to our Chief Executive Officer’s cash bonus for fiscal year 2013 provided that achieving but not exceeding the threshold revenue and operating income goals would have resulted in our Chief Executive Officer receiving a bonus of 73% of his base salary; achieving the target revenue and operating income goals would have resulted in our Chief Executive Officer receiving a cash bonus of 100% of salary; while achieving the maximum goals would have resulted in a cash bonus of 280% of his salary thereby better rewarding performance for achievement over target goals. Having the percentage of salary paid as a cash bonus increasing only 27% for performance at the target goals compared to the threshold goals, but then having the percentage of salary paid as a cash bonus increasing by 180% for achieving a comparable dollar increase in financial performance compared to the target goals, demonstrates our philosophy of rewarding our named executive officers with a higher level cash bonus for superior financial performance, as further illustrated in the following chart:

WMS Industries Inc. Chief Executive Officer Goals and Potential Payout
	Fiscal Year 2013 Revenue Goal		Fiscal Year 2013 Operating Income Goal		Fiscal Year 2013 Potential Payout to CEO (% of base salary)
Threshold	$647 million		$72.5 million		73%
Target	$761 million	}18% increase	$90.6 million	}25% increase	100%	}27 basis point increase
Maximum	$898 million	}18% increase	$106.9 million	}18% increase	280%	}180 basis point increase

The revenue and operating income goals for fiscal year 2013 reflected in our named executive officers’ performance bonus tables were established based on our fiscal year 2013 business plan prepared by our management in the ordinary course and reviewed and approved by our Board in September 2012. At the conclusion of our fiscal year, the amount of the corporate performance component of the cash bonus amount payable based on the financial performance tables is calculated at the direction of our Compensation Committee based on corporate performance and the performance matrices.

For fiscal year 2013, consistent with the terms of the merger agreement with Scientific Games, our Compensation Committee determined that operating income should be defined to be a calculation based on the Corporation’s financial statements as filed with the SEC and as adjusted in the judgment of the Committee for unusual events occurring in fiscal year 2013, including events relating to merger and acquisition activity, governmental actions and changes in business methods that affected revenue recognition. The fiscal year 2013 corporate performance goals and potential bonus payouts provided for in our bonus tables for our named executive officers (NEOs) and actual bonus payouts are set forth in the following charts:

Bonus based on WMS Industries Inc. Corporate Performance

Potential
	Revenue Goal	Operating Income Goal	Payout to CEO (% salary)	Payout to President of WMS Industries Inc. (% of 37.5% of salary)	Payout To President of WMS Gaming Inc. (% of 75% of salary)	Payout to Other NEOs (% of 75% salary)
Threshold	$647 million	$72.5 million	73%	73%	62%	55%
Target	$761 million	$90.6 million	100%	100%	85%	75%
Maximum	$898 million	$106.9 million	280%	280%	225%	225%

Actual
NEO	% of Salary	Bonus amount

Brian R. Gamache	150% of salary	$1,503,938

Orrin J. Edidin	95% of 37.5% of salary	278,820

Kenneth Lochiatto	81% of 75% of salary	328,144

Scott D. Schweinfurth	91% of 75% of salary	410,000

Larry J. Pacey	71% of 75% of salary	310,325

Bonus based on Williams Interactive Corporate Performance

Potential
	Revenue Goal	Operating Loss Goal		Payout to President of WMS Industries Inc. (% of 37.5% of salary)
Threshold	$20.0 million	($23.2 million	)	73%
Target	$23.5 million	($19.7 million	)	100%
Maximum	$27.7 million	($15.8 million	)	280%

Actual
NEO	% of Salary	Bonus amount

Orrin J. Edidin	280% of 37.5% of salary	$819,620

Fiscal Year 2013 Individual Performance Metrics

With the exception of our Chief Executive Officer, our named executive officers set individual performance goals with their manager at the beginning of each fiscal year and modified them as needed to reflect events taking place during the year. Individual performance is then evaluated against such goals following the end of our fiscal year in connection with awarding any discretionary cash bonus and salary increases. The individual fiscal year 2013 goals for our named executive officers were as follows:

Mr. Edidin: continue leadership of WMS Industries Inc. as President, achieve or exceed Williams Interactive budgeted revenues, operating income and other key performance indicators; lead Williams Interactive strategy and operational initiatives; successfully integrate recently acquired businesses; and evolve structure and leadership of employees around discreet business lines.

Mr. Lochiatto: achieve quarterly revenue and margin goals; lead strategy deployment initiatives; integrate and assume leadership of product development teams; execute on supply chain cost savings initiatives; and implement enterprise-wide system upgrades on time and within budget.

Mr. Schweinfurth: continue to improve and streamline the forecasting process, implement accounting and tax practices across Williams Interactive including its recently acquired businesses; participate in the implementation of the Corporation’s enterprise-wide system upgrades; achieve cost cutting goals; continuous improvement regarding capital spending controls; complete facility improvements on budget and on time; and actively lead the sale process of the Corporation and subsequently co-lead the Corporation’s integration efforts over the general and administrative area in connection with the merger with Scientific Games.

Mr. Pacey: continue to ensure a robust advanced product plan including revolutionary releases, breakthrough technology and major launches of innovations building on current capacities, develop innovative content and create product plan over multiple years; optimize the advanced research and development team’s capabilities; create and promote the Corporation’s future product vision and strategy and position the Corporation for future growth including hiring top talent, accessing new technologies, and considering advanced innovations.

Based on our other named executive officers’ performance against these individual goals, our Compensation Committee, taking into account the recommendation of our Chief Executive Officer regarding individual performance, awarded the following discretionary bonuses for fiscal year 2013:

NEO	Bonus amount
Orrin J. Edidin	$175,633
Kenneth Lochiatto	103,352
Scott D. Schweinfurth	136,667
Larry J. Pacey	97,740

Fiscal Year 2014 Annual Cash Bonuses

WMS has established an annual bonus program for the fiscal year ending June 30, 2014 consistent with previous years. However, as a result of the pending merger with Scientific Games, if the closing of the merger occurs prior to the end of our fiscal year, the 2014 bonus plan will terminate on the last day of the full month ending on or immediately before the merger closing date, and WMS will determine payout levels based on the achievement of the bonus targets through the bonus termination date but will give employees credit for service through December 31, 2013 even if the closing is prior to such date. Additionally, consistent with past practices, our Compensation Committee will have the discretion to appropriately adjust the payout level for the truncated bonus period for unusual events. Thus, our executive officers will receive a pro-rata bonus payment at or shortly following the closing of the merger for service through December 31, 2013; however, the executive officers will not receive an annual bonus payment from Scientific Games in respect of the period from the closing date to December 31, 2013. Subject to the closing of the merger and their continued employment with WMS and Scientific Games, our executive officers will be entitled to participate in the bonus programs of Scientific Games for the 2014 calendar year.

Long-Term Incentive Compensation

We have implemented a long-term incentive program consisting of equity compensation covering rolling three-year periods to coincide with our three-year business plans. Long-term incentives for our named executive officers are granted under our Incentive Plan. We use various types of long-term incentives to align the interests of our executive officers with our stockholders’ interests, reward future performance and encourage retention. We have granted the following types of awards as long-term incentives:

•	Stock options, which typically vest over three or four years, increase in value only if the market price of our common stock increases in value after the grant date and may terminate within 90 days if the employee leaves our employ.

•	Restricted stock and restricted stock unit grants, which typically vest over three or four years, provide greater value if the market price of our common stock increases in value and may be forfeited if the employee leaves our employ before vesting.

•	Equity-based performance units, which are only payable following the performance measurement date set at the time of grant to be typically three years in the future, provide a payout which varies based on our actual financial performance against certain pre-established financial goals, increase in value as the market price of our stock increases in value and may be forfeited if the employee leaves our employ before the performance measurement date. Equity-based performance units are payable in stock in an amount equal to a percentage of the number of units granted. Our Compensation Committee receives recommendations from SH&P, our Chief Executive Officer and our Chief Financial Officer, to establish the financial goals and related payout percentages. Based upon that input and our business plans for the applicable fiscal years, which are prepared by our management in the ordinary course and approved by our Board, the Compensation Committee recommends, and the Board reviews and approves a unique equity-based performance unit table for grants made each fiscal year. For fiscal years 2011, 2012 and 2013, the payout percentages ranged from: (i) nothing to the extent certain minimum threshold goals are not met, (ii) a percentage from 60% to 99% for the achievement and surpassing of the threshold goals up to but not including achievement of the target goals, (iii) 100% of the granted amount if the target goals are met, to (iv) a percentage more than 100% and up to 200% of the granted amount to the extent the target goals are exceeded.

The value granted to each of our named executive officers was equal to a percentage of his salary, which percentage was dependent on the individual’s position and level of responsibility and such value was divided equally between each of the three equity components. The amounts of compensation provided under our long-term incentive program are determined by our Board, pursuant to recommendations of our Compensation Committee and SH&P.

Fiscal Year 2013 Long-Term Incentive Grants

For fiscal year 2013, our Board acting upon the recommendation of the Compensation Committee, divided the value of the equity compensation being awarded equally among three forms:

•	Stock options: Fiscal year 2013 stock options (“2013 Options”) were awarded to all named executive officers with a vesting period of three years;

•	Equity-based performance units: Fiscal year 2013 equity-based performance stock units (“2013 PSUs”) were awarded to all named executive officers with a performance measurement date of June 30, 2015 and performance goals based on earnings per share and revenues for the aggregate of the three years ended June 30, 2015; and

•	Restricted stock units: Fiscal year 2013 restricted stock units (“2013 RSUs”) were awarded to all named executive officers with a vesting period of four years.

The aggregate grant date fair value of the 2013 fiscal year grants made to the named executive officers under the LTIP was $1,944,660 for Mr. Gamache; $1,311,180 for Mr. Edidin; $918,750 for Mr. Lochiatto; $834,452 for Mr. Schweinfurth and $807,534 for Mr. Pacey. The below table indicates the quantity of 2013 Options, 2013 PSUs and 2013 RSUs awarded to each named executive officer under our long-term incentive program:

Executive	2013 Options Granted	2013 PSUs Granted	2013 RSUs Granted
Brian R. Gamache	96,174	37,534	39,238
Orrin J. Edidin	64,845	25,307	26,456
Kenneth Lochiatto	45,437	17,733	18,538
Scott D. Schweinfurth	41,268	16,106	16,837
Larry J. Pacey	39,937	15,586	16,294

Additionally, in connection with their new positions as leaders of Williams Interactive and WMS Gaming, Messrs. Edidin and Lochiatto received equity grants with an aggregate grant date fair value of $500,000 for each consisting of restricted stock units vesting over three years and equity-based performance stock units with performance measurement dates of June 30, 2013, 2014 and 2015 and performance goals based on operating income (loss) and revenues for each of Williams Interactive and WMS Gaming during fiscal years 2013, 2014 and 2015. The table below indicates the quantity of equity-based performance units granted to each of Messrs. Edidin and Lochiatto in connection with their promotions and new roles:

Executive	RSUs Granted	FY2013 PSUs Granted	FY 2014 PSUs Granted	FY 2015 PSUs Granted
Orrin J. Edidin	14,476	4,825	4,826	4,825
Kenneth Lochiatto	14,476	4,825	4,826	4,825

For additional details on these long-term incentive grants and other grants made in fiscal year 2013, please see the Outstanding Equity Awards at Fiscal Year-End table beginning on page 27 of this Amendment No. 1 to our Annual Report on Form 10-K for fiscal year 2013.

Fiscal Year 2014 Long-Term Incentive Grants

Under the merger agreement with Scientific Games, we were permitted to grant equity-based awards under our long-term incentive program in the ordinary course for the 2014 fiscal year to our executive officers, provided that all such awards were in the form of restricted stock units. In September 2013, we granted to our executive officers restricted stock units which will vest ratably on the first four anniversaries of the date of grant subject to continued employment through the applicable vesting date; provided however that the vesting of fifty percent (50%) of any such restricted stock units will be accelerated and such units will be cancelled upon the closing of the merger in exchange for an amount, in cash, equal to the merger consideration. The other fifty percent (50%) of any such restricted stock units will not be cashed out in the merger but instead will be converted into restricted stock units with respect to the common stock of Scientific Games using an exchange ratio based on the per-share closing price of WMS common stock on the merger closing date to per-share closing price of Scientific Games common stock on the merger closing date and such converted restricted stock units will be subject to the same terms and conditions that applied to such restricted stock units prior to the closing of the merger (including the same vesting schedule, subject to continued employment through the applicable vesting date). In addition, any such converted Scientific Games restricted stock units will vest immediately if a holder’s employment is terminated by Scientific Games without “cause” or by such holder for “good reason” (as defined in the merger agreement) within one year following the closing of the merger. The grant date fair value of the 2014 fiscal year grants made to the executive officers on September 25, 2013 was approximately: $2 million for Mr. Gamache; $950,000 for Mr. Lochiatto; $870,000 for Mr. Schweinfurth and $840,000 for Mr. Pacey.

Additional Compensation Elements

Change-in-Control, Termination, Retirement or Other Post-Employment Benefits

We offer our named executive officers post-employment benefits in order to provide these individuals with security and reasonable compensation upon a termination of employment, and to ensure the continued commitment of employees in the event of a potential or actual change-in-control.

We have entered into the following types of post-termination arrangements with our named executive officers:

Deferred Compensation Plans

As part of our compensation package, we allow our named executive officers to participate in a qualified 401(k) deferred compensation plan that is available to all of our employees generally and a supplemental non-qualified deferred compensation plan that is available to our highly compensated employees, both of which may provide for post-employment benefits. See “All Other Compensation” under “Executive Compensation” below.

Upon the recommendation of the Compensation Committee, our Board approved a special compensation arrangement designed to retain Mr. Pacey as an employee for at least ten years. Under Mr. Pacey’s ten-year Deferred Compensation Agreement, dated January 27, 2007, which is subject to the terms of our Non-Qualified Deferred Compensation Plan, we make additional employer contributions for the benefit of Mr. Pacey, in the amount of $100,000 per year, which contributions are deposited into a separate employer contribution account. Mr. Pacey will not vest in these contributions unless he remains continuously in our employ until at least February 1, 2017; provided however, if Mr. Pacey’s employment is terminated prior to the vesting date as a result of death, disability or termination by our company, other than for cause, he will become 100% vested in the amounts then in the separate employer contribution account and our obligation to make contributions shall cease on the date of any such termination. See “Non-Qualified Deferred Compensation Table” under “Executive Compensation” below.

Potential Payments Upon Termination of our Named Executive Officers

Mr. Gamache’s employment agreement provides for termination benefits payable to Mr. Gamache upon termination of his employment under certain circumstances. See “Employment Agreements” and “Pension Benefits” below.

Under our employment agreements with Messrs. Gamache, Edidin, Schweinfurth, Pacey and Lochiatto under certain circumstances such as disability, death, termination without cause and/or termination with good reason, we also provide separation payments and accelerated vesting of equity compensation awards. In exchange, such executive officers have agreed not to compete with us for defined periods of time. See “Employment Agreements” below.

Potential Change-in-Control Payments

Additionally, our Board, upon the recommendation of our Compensation Committee, has approved employment agreements which provide that a change-in-control may trigger certain benefits to certain of our named executive officers. These payments and benefits are described in more detail under “Potential Payments Upon Termination or Change-in-Control” beginning on page 33 of this Amendment No. 1 to our Annual Report on Form 10-K for fiscal year 2013.

Additional Information

Stock Ownership Guidelines

In order to keep our executive officers’ interests aligned with our stockholders, our Board adopted and last updated in June 2012, stock ownership guidelines for our executive officers and senior management of our company. These guidelines provide:

•	Our Chairman and Chief Executive Officer is expected to own stock equal in value to five times his base annual salary;

•	Our President and each of our Executive Vice Presidents are each expected to own stock equal in value to three times his respective base salary;

•	Each other executive officer is expected to own shares of or common stock equal in value to his or her respective base salary; and

•	Such officers are expected to refrain from selling any shares of our common stock if he is she is, or the sale would cause him or her to fall, below the minimum ownership level described above.

Under the guidelines, deferred stock units, restricted stock, restricted stock units and performance-based restricted stock units count toward meeting the requirements, but unexercised stock options and equity-based performance units do not.

Tax and Accounting Considerations

When determining the types and amount of compensation awarded to our named executive officers, our Compensation Committee and our Board consider not only the needs of the employees and our goals, but also the accounting and tax ramifications of such compensation on our company.

Accounting Ramifications

The impact of accounting for equity-based compensation is considered by the Compensation Committee when evaluating our compensation plans. Beginning on July 1, 2005, we began accounting for equity-based payments, including awards granted under our Incentive Plan, in accordance with FASB ASC Topic 718 “Share Based Compensation.”

Tax Ramifications

Section 162(m) of the Internal Revenue Code generally provides that publicly-held corporations will only be able to deduct, for income tax purposes, compensation paid to the Chief Executive Officer or other named executive officers (excluding our Chief Financial Officer) in excess of $1,000,000 per year if it is paid under qualifying performance-based compensation plans approved by stockholders. Compensation as defined by Section 162(m) includes, among other things, base salary, incentive compensation not provided under our Incentive Plan, time-vested restricted stock or restricted stock units and gains on stock option transactions when the exercise price on the grant date is below the fair market value of the underlying stock on that date. To the extent that compensation of any of our named executive officers, such as salary, time-vested restricted stock and individual performance-based bonuses, does not meet the Section 162(m) qualifications for deductibility and exceeds $1,000,000 in the aggregate in a particular year, we will not be able to deduct such excess for income tax purposes.

Under our Incentive Plan, which has been approved by our stockholders, equity-based performance units and performance-based incentive compensation including cash bonuses based on achievement of corporate performance that have been granted or paid to our named executive officers under the plan should qualify under Section 162(m) and be fully deductible by us. All stock options granted to date have an exercise price at least equal to 100% of the fair market value of the underlying stock on the date of grant, and all equity-based incentive awards, except time-vested restricted stock and restricted stock units, have been conditioned on achievement of performance goals intended to qualify as performance-based compensation. We believe the portion of our annual cash bonuses that are payable based on corporate performance for our named executive officers should qualify as performance-based compensation as granted under our Incentive Plan.

The Compensation Committee considers, on a case-by-case basis, how Section 162(m) will affect our compensation plans and contractual and discretionary cash compensation. The Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of criteria important to our success, even where compensation payable under the programs may not be fully deductible.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis that appear herein. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our Annual Report on Form 10-K for fiscal year 2013.

This report is respectfully submitted by the Compensation Committee of the Board:

Patricia M. Nazemetz (Chair)

Robert J. Bahash

Edward W. Rabin, Jr.

SUMMARY COMPENSATION TABLE

The Summary Compensation Table below and accompanying narrative disclosures provide compensation information for our named executive officers for fiscal years 2013, 2012 and 2011 including actual salary, non-equity incentive plan compensation paid and the grant date value of equity compensation awards made.

Name and Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	Non-Equity Incentive Plan Compensation Awards	Change in Pension Value	All Other Compensation	Total
		($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)
Brian R. Gamache Chairman and Chief Executive Officer	2013	986,915	—	1,296,424	648,212	1,503,938	401,448	93,950	4,930,887
	2012	962,797	—	1,271,010	1,487,306	—	401,448	72,749	4,195,310
	2011	945,790	—	1,271,024	635,512	—	401,448	144,115	3,397,889

Orrin J. Edidin President	2013	780,590	175,633	1,374,108	437,055	1,098,440	—	49,850	3,915,676
	2012	649,163	—	749,870	800,846	—	—	45,604	2,245,483
	2011	636,883	—	749,850	374,925	—	—	88,650	1,850,308

Kenneth Lochiatto Executive Vice President and Chief Operating Officer	2013	532,700	103,352	1,112,496	306,245	328,144	—	49,669	2,432,606
	2012	444,400	—	425,340	510,797	—	—	48,856	1,429,393
	2011	429,231	—	425,366	212,683	—	—	84,139	1,151,419

Scott D. Schweinfurth Executive Vice President, Chief Financial Officer and Treasurer	2013	586,994	136,667	556,294	278,147	410,000	—	29,828	1,997,930
	2012	569,842	—	545,400	570,836	—	—	47,191	1,733,269
	2011	558,358	—	545,360	272,680	—	—	79,532	1,455,930

Larry J. Pacey Executive Vice President, Global Products and Chief Innovation Officer	2013	568,058	97,740	538,354	269,177	310,325	—	156,150	1,939,804
	2012	551,460	—	527,796	476,879	—	—	142,733	1,698,868
	2011	539,000	—	527,806	263,903	—	—	168,546	1,499,255

(1)	Bonus: For fiscal year 2013, a portion of our named executive officers’ cash bonus, other than Mr. Gamache’s, was awarded on a discretionary basis based on achievement of individual performance goals. The amount of such discretionary bonus is included in the Summary Compensation Table above under “Bonus” and is not included in the Plan-Based Awards Table. The balance of each named executive officers’ cash bonus was awarded under our Incentive Plan and is included above under “Non-Equity Incentive Plan Compensation Awards.” Our named executive officers did not receive any bonus for fiscal years 2012 and 2011.
(2)	Stock Awards: This column reflects the aggregate grant date fair value of the restricted stock units and equity-based performance units granted under our long-term incentive program in fiscal years 2013, 2012 and 2011, computed in accordance with FASB ASC Topic 718 “Share Based Compensation,” disregarding for this purpose the estimated forfeitures relating to service-based vesting conditions. Values for restricted stock units are computed at the closing trading price of our common stock on the grant date. Although the probable outcome of performance conditions will vary over time, the SEC rules require that we report in this column the value based on the probable outcome as of the time of the grant which are the target values which provide for a payout in an amount equal to a 100% of the number of units granted upon achievement of the specified financial goals. The restricted stock and equity-based performance units reflected above for fiscal year 2013 are described in greater detail under “Grants of Plan-Based Awards” below.
(3)

Stock Option Awards: This column reflects the aggregate grant date fair value of stock option awards granted in fiscal years 2013, 2012 and 2011, calculated using the closing trading price of our common stock on the grant date and the Black-Scholes option pricing method, as further described in Note 2, “Principal Accounting Policies” – to our Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year 2013. These stock option awards for fiscal year 2013 are described in greater detail under “Grants of Plan-Based Awards” below.
(4)	Non-Equity Incentive Plan Compensation Awards: This column reflects cash bonuses awarded under our Incentive Plan to Messrs. Gamache, Edidin, Lochiatto, Schweinfurth and Pacey in accordance with previously approved bonus performance tables and calculated based on our actual financial performance. For fiscal year 2013, for all but Mr. Gamache, each named executive officer also had a portion of his cash bonus determined based on the achievement of individual performance goals. For greater detail for fiscal year 2013 awards see “Additional Information Concerning Summary Compensation and Grants of Plan-Based Awards Tables – Bonuses” below. Our named executive officers did not receive any cash bonuses under our Incentive Plan for fiscal years 2012 and 2011.
(5)	Change in Pension Value: This column represents the change from June 30, 2012 to June 30, 2013, June 30, 2011 to June 30, 2012 and June 30, 2010 to June 30, 2011 in the present value of the benefits to which Mr. Gamache will become entitled upon termination of his employment in accordance with his employment agreement. See “Pension Benefits” below.
(6)	All Other Compensation: See “Additional Information Concerning Summary Compensation and Grants of Plan-Based Awards Tables – All Other Compensation” below.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth each Grant made to the named executive officers in fiscal year 2013 under our Incentive Plan.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units	All Other Stock Option Awards: Number of Securities Underlying Stock Options	Exercise or Base Price of Stock Option Awards	Grant Date Fair Value of Stock and Stock Option Awards
Name	Grant Date
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)	(#) (3)	(#)	($/Sh) (4)	($) (5)
Brian R. Gamache	9/13/2012	731,095	1,001,500	2,804,200
	9/13/2012				22,520	37,534	75,068				648,212
	12/6/2012							39,238			648,212
	12/6/2012								96,174	16.52	648,212
Orrin J. Edidin	9/13/2012	569,831	878,164	2,185,652
	9/13/2012				23,870	39,783	79,566				687,054
	9/13/2012							14,476			250,001
	12/6/2012							26,456			437,053
	12/6/2012								64,845	16.52	437,055
Kenneth Lochiatto	9/13/2012	335,048	459,340	1,215,900
	9/13/2012				19,325	32,209	64,418				556,248
	9/13/2012							14,476			250,001
	12/6/2012							18,538			306,247
	12/6/2012								45,437	16.52	306,245
Scott D. Schweinfurth	9/13/2012	329,177	448,877	1,346,632
	9/13/2012				9,664	16,106	32,212				278,147
	12/6/2012							16,837			278,147
	12/6/2012								41,268	16.52	278,147
Larry J. Pacey	9/13/2012	318,558	434,398	1,303,193
	9/13/2012				9,352	15,586	31,172				269,177
	12/6/2012							16,294			269,177
	12/6/2012								39,937	16.52	269,177

(1)	Consists solely of the portion of cash bonuses that were established under our Incentive Plan to Messrs. Gamache, Edidin, Lochiatto, Schweinfurth and Pacey the payout of which were dependent on the financial performance for fiscal year 2013 in accordance with bonus tables approved by our Board upon the recommendation of our Compensation Committee. For more detail, see “Additional Information Concerning Summary Compensation and Grants of Plan-Based Awards Tables – Bonuses” below.
(2)	Consists of equity-based performance units, which grants are discussed in more detail under “Compensation Discussion and Analysis” above.
(3)	Consists of restricted stock units, which grants are discussed in more detail under “Compensation Discussion and Analysis” above.
(4)	The exercise price is the closing trading price of our common stock on the date of grant.
(5)	The grant date fair value for the equity-based performance unit awards and restricted stock unit awards is calculated using the closing trading price of our common stock on the date of the grant and for the equity-based performance units uses the target number of shares issuable. The grant date fair value for the stock option awards is calculated using the closing trading price of our common stock on the grant date and the Black-Scholes option pricing method. See Notes 2 and 3 to the Summary Compensation Table, above.

ADDITIONAL INFORMATION CONCERNING

SUMMARY COMPENSATION AND GRANTS OF PLAN-BASED AWARDS TABLES

The following additional information concerning our named executive officers’ compensation, including plan-based awards, is furnished to supplement the information provided in the Summary Compensation and Grants of Plan-Based Awards Tables.

Employment Agreements

We employ Brian R. Gamache under the terms of an agreement dated December 27, 2004, as amended from time to time. The agreement is subject to automatic rolling extensions so that the term of Mr. Gamache’s employment will at no time be less than two years. Mr. Gamache’s annual base salary has been $1,001,500 since the first pay period in January 2013. For fiscal year 2013, Mr. Gamache had the opportunity to earn a cash bonus of up to 280% of his base salary pursuant to an annual financial performance-based program and received a bonus of $1,503,938. Mr. Gamache may participate in all benefit plans and perquisites generally available to our executive officers, including our long-term incentive program.

We employ Orrin J. Edidin under the terms of an agreement dated as of February 14, 2005, as amended from time to time. The agreement is subject to automatic rolling extensions so that the term of Mr. Edidin’s employment will at no time be less than two years. Mr. Edidin’s annual base salary has been $780,590 since it was increased in conjunction with his promotion beginning with the first pay period in July 2012. For fiscal year 2013, Mr. Edidin had the opportunity to earn a cash bonus of up to 280% of his base salary pursuant to an annual bonus program consisting of a corporate performance component and an individual performance component and received an aggregate bonus of $1,274,073. Mr. Edidin may participate in all benefit plans and perquisites generally available to our executive officers, including our long-term incentive program, and he will be provided with life insurance coverage in the amount of $1,400,000 during the term of the agreement. In the event such coverage is not available for an annual premium of no more than $3,000, we will provide Mr. Edidin with whatever lesser amount of life insurance is available for such annual premium or permit Mr. Edidin to pay the portion of the annual premium in excess of $3,000.

We employ Kenneth Lochiatto under the terms of an agreement, dated March 11, 2010, with an initial term of two years, subject to automatic two year renewals at the end of each two year period. Mr. Lochiatto’s annual base salary was increased to $525,000 in conjunction with his promotion beginning with the first pay period in July 2012 and in January 2013 was adjusted to $540,400 to reflect an existing car allowance as base salary. For fiscal year 2013, Mr. Lochiatto had the opportunity to earn a cash bonus of up to 225% of his base salary pursuant to an annual bonus program consisting of a corporate performance component and an individual performance component and received an aggregate bonus of $431,496. Mr. Lochiatto may participate in all benefit plans and perquisites generally available to our executive officers, including our long-term incentive program.

We employ Scott D. Schweinfurth under the terms of an agreement dated as of February 14, 2005, as amended from time to time. The agreement is subject to automatic rolling extensions so that the term of Mr. Schweinfurth’s employment will at no time be less than two years. Mr. Schweinfurth’s annual base salary has been $598,503 since the first pay period in January 2013. For fiscal year 2013, Mr. Schweinfurth had the opportunity to earn a cash bonus of up to 225% of his base salary pursuant to an annual bonus program consisting of a corporate performance component and an individual performance component and received an aggregate bonus of $546,667. Mr. Schweinfurth may participate in all benefit plans and perquisites generally available to our executive officers, including our long-term incentive program, and he will be provided with life insurance coverage in the amount of $1,400,000 during the term of the agreement. In the event such coverage is not available for an annual premium of no more than $3,000, we will provide Mr. Schweinfurth with whatever lesser amount of life insurance is available for such annual premium or permit Mr. Schweinfurth to pay the portion of the annual premium in excess of $3,000.

We employ Larry J. Pacey under the terms of an agreement, dated September 7, 2005, as amended from time to time. The agreement is subject to automatic rolling extensions so that the term of Mr. Pacey’s employment will at no time be less than two years. Mr. Pacey’s annual base salary has been $579,197 since the first pay period in January 2013. For fiscal year 2013, Mr. Pacey had the opportunity to earn a cash bonus of up to 225% of his base salary pursuant to an annual bonus program consisting of a corporate performance component and an individual performance component and received an aggregate bonus of $408,065. Under his employment agreement, Mr. Pacey’s aggregate annual cash bonus may be no less than 37.5% of his base salary for any fiscal year in which we are profitable however, for fiscal year 2013, his bonus based on performance exceeded this minimum. Mr. Pacey may participate in all benefit plans and perquisites generally available to our executive officers, including our long-term incentive program.

Bonuses

Because cash bonuses paid to our Chief Executive Officer and a portion of the cash bonuses paid to our other named executive officers are made pursuant to our Incentive Plan, the rules of the SEC require us to report such bonuses under “Non-Equity Incentive Plan Compensation Awards.” Messrs. Gamache, Edidin, Lochiatto, Schweinfurth and Pacey received $1,503,938; $1,098,440; $328,144; $410,000; and $310,325, respectively as the corporate performance component of their cash bonuses for fiscal year 2013 pursuant to the bonus tables approved by our Board upon the recommendation of our Compensation Committee in September 2012, which tables set the respective corporate performance component of the bonus amounts based on achievement of the revenues and operating income targets set forth therein. The potential threshold, target and maximum amounts of the cash bonuses are included under “Estimated Future Payout Under the Non-Equity Incentive Plan Awards” column in the Grants of Plan-Based Awards Table and the actual payout is listed under “Non-Equity Incentive Plan Compensation Awards” in the Summary Compensation Table.

In addition, Messrs. Edidin, Lochiatto, Schweinfurth, and Pacey received $175,633; $103,352; $136,667; and $97,740, respectively as the discretionary or individual performance-based bonuses for fiscal year 2013 as determined by the Compensation Committee and approved by our Board of Directors.

Change in Pension Value

The Change in Pension Value column in the Summary Compensation Table discloses the change in present value, between June 30, 2012 and June 30, 2013; June 30, 2011 and June 30, 2012; and June 30, 2010 and June 30, 2011, of the death, disability and termination benefits (“retirement benefits”) payable to Mr. Gamache under his employment agreement.

For fiscal years 2011, 2012 and 2013, the present value of these benefits, using a discount rate of 3.8%, is based on an assumed termination of employment date of November 28, 2020, a calculated termination benefit of $11,880,438 (based on twenty years of service), and a payment period of four years and one month after which Mr. Gamache will receive a lump sum payment determined by discounting each monthly installment that would have been paid to Mr. Gamache had the equal monthly installments continued to be paid for a period of time equal to the period of time after March 21, 2000 that Mr. Gamache was employed full time by us. See “Pension Benefits” on page 32 of this Amendment No. 1 to our Annual Report on Form 10-K for fiscal year 2013.

All Other Compensation

The rules of the SEC require us to disclose more details about any perquisite included in the All Other Compensation column in the Summary Compensation Table that amounts to more than $25,000 for an individual. The amounts shown in the All Other Compensation column of the Summary Compensation Table include matching employer contributions to our named executive officers’ deferred compensation plan accounts. Our named executive officers may participate in two company-sponsored deferred compensation plans. The first plan, the WMS Industries Inc. 401(k) Plan (the “401(k) Plan”), is a tax qualified deferred compensation plan available to all employees. Because the amount some of our employees, including our named executive officers, may contribute to the 401(k) may be limited by Section 415 of the Internal Revenue Code, we offer a second plan, the WMS Industries Non-Qualified Deferred Compensation Plan, to

provide them with the same benefits offered under the 401(k) Plan to our other employees. Through these two plans, each year, to the extent the named executive officers elect to make contributions, we match 100% of the first three percent of annual compensation contributed by our employees, including our named executive officers, and 50% of the second three percent contributed by our employees, including our named executive officers, to these plans. The company match contributions for fiscal year 2013 for our named executive officers were as follows:

Name	401(k) Plan Company Match	Non-Qualified Deferred Compensation Plan Company Match
Brian R. Gamache	$11,475	$33,161
Orrin J. Edidin	11,475	23,877
Kenneth Lochiatto	12,627	10,660
Scott D. Schweinfurth	11,475	15,165
Larry J. Pacey	11,475	14,313

For Mr. Pacey, the All Other Compensation column also includes a supplemental deferred compensation benefit provided to Mr. Pacey pursuant to a Deferred Compensation Agreement, dated January 27, 2007. Pursuant to this agreement, we make an additional employer contribution of $100,000 each calendar year for a maximum of ten years to a separate employer contribution account under the WMS Industries Inc. Nonqualified Deferred Compensation Plan. Mr. Pacey will vest in such separate employer contribution account only if he remains continuously employed with us until February 1, 2017. In addition, if Mr. Pacey’s employment is terminated prior to the vesting date as a result of death, disability or termination by our company, other than for cause, he will become 100% vested in the separate employer contribution account and our obligation to make future contributions shall cease on the date of any such termination. Mr. Pacey’s Deferred Compensation Agreement is subject to the terms and conditions of the WMS Industries Inc. Nonqualified Deferred Compensation Plan. In fiscal year 2013, we contributed approximately $100,000 to this plan for Mr. Pacey’s account.

The All Other Compensation column in the Summary Compensation Table also includes the aggregate incremental costs to our company of personal and spousal travel and entertainment which we consider appropriate business expenses of our named executive officers under our corporate policies, health expense reimbursements, life insurance premiums for certain of our named executive officers and other such expenses.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by the named executive officers at June 30, 2013. This table includes unexercised and vested stock option awards, unvested restricted stock units and shares of restricted stock and equity-based performance units with vesting dates after June 30, 2013. Each equity award is shown separately for each named executive officer. The vesting schedule for each outstanding award is shown in the following table, listed by type of award and grant date. For additional information about these awards see the discussion of equity compensation in the Compensation Discussion and Analysis above.

			Stock Option Awards							Stock Awards
Name	Stock Option Grant Date		Number of Securities Underlying Unexercised Stock Options Exercisable (#)	Number of Securities Underlying Unexercised Stock Options Unexercisable (#)(1)	Stock Option Exercise Price ($)	Stock Option Expiration Date	Stock Award Grant Date	Number of Shares of Restricted Stock or Units That Have Not Vested (#)(2)	Market Value of Shares of Restricted Stock or Units That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares Issuable for Units That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Brian R. Gamache	1/7/2005		48,646	—	21.67	1/7/2015
	6/16/2005		52,852	—	22.60	6/16/2015
	8/14/2006		78,195	—	16.95	8/14/2016
	9/19/2007		49,434	—	30.55	9/19/2014
	9/18/2008		57,134	—	29.35	9/18/2015
							9/17/2009	3,482	88,826
	9/17/2009		32,945		44.28	9/17/2016
							9/16/2010	8,145	207,779
	9/16/2010		28,263	14,132	39.01	9/16/2017
	9/15/2011	A	25,833	51,667	20.05	9/15/2018
	9/15/2011	B	25,000	75,000	20.05	9/15/2018
							9/15/2011	23,772	606,424
							9/15/2011			31,696	808,565
							9/13/2012			37,534	957,492
	12/6/2012		—	96,174	16.52	12/6/2019
							12/6/2012	39,238	1,000,961

Orrin J. Edidin	8/14/2006		11,536	—	16.95	8/14/2016
	9/19/2007		22,727	—	30.55	9/19/2014
	9/18/2008		33,397	—	29.35	9/18/2015
	9/18/2008		50,000	—	29.35	9/18/2015
							9/17/2009	2,045	52,168
	9/17/2009		19,351	—	44.28	9/17/2016
							9/16/2010	4,805	122,576

			Stock Option Awards							Stock Awards
Name	Stock Option Grant Date		Number of Securities Underlying Unexercised Stock Options Exercisable (#)	Number of Securities Underlying Unexercised Stock Options Unexercisable (#)(1)	Stock Option Exercise Price ($)	Stock Option Expiration Date	Stock Award Grant Date	Number of Shares of Restricted Stock or Units That Have Not Vested (#)(2)	Market Value of Shares of Restricted Stock or Units That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares Issuable for Units That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
	9/16/2010		16,675	8,337	39.01	9/16/2007
	9/15/2011	A	15,241	30,482	20.05	9/15/2018
	9/15/2011	B	12,500	37,500	20.05	9/15/2018
							9/15/2011	14,025	357,778
							9/15/2011			18,700	477,037
							9/13/2012	14,476	369,283	25,307	645,582
							9/13/2012			4,826	123,111
							9/13/2012			4,825	123,086
	12/6/2012		—	64,845	16.52	12/6/2019
							12/6/2012	26,456	674,893

Kenneth Lochiatto	6/30/2006		40,000	—	18.26	6/30/2016
	9/19/2007		9,727	—	30.55	9/19/2014
	9/18/2008		17,295	—	29.35	9/18/2015
	9/18/2008		25,000	—	29.35	9/18/2015
							9/17/2009	1,091	27,831
	9/17/2009		10,321	—	44.28	9/17/2016
							9/16/2010	2,726	69,540
	9/16/2010		9,458	4,729	39.01	9/16/2017
	9/15/2011	A	8,750	26,250	20.05	9/15/2018
	9/15/2011	B	8,645	17,290	20.05	9/15/2018
							9/15/2011	7,955	202,932
							9/15/2011			10,607	270,585
							9/13/2012			17,733	452,369
							9/13/2012			4,826	123,111
							9/13/2012	14,476	369,283	4,825	123,086
	12/6/2012		—	45,437	16.52	12/6/2019
							12/6/2012	18,538	472,904

			Stock Option Awards							Stock Awards
Name	Stock Option Grant Date		Number of Securities Underlying Unexercised Stock Options Exercisable (#)	Number of Securities Underlying Unexercised Stock Options Unexercisable (#)(1)	Stock Option Exercise Price ($)	Stock Option Expiration Date	Stock Award Grant Date	Number of Shares of Restricted Stock or Units That Have Not Vested (#)(2)	Market Value of Shares of Restricted Stock or Units That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares Issuable for Units That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)
Scott D. Schweinfurth	5/10/2004		7,500	—	18.98	5/10/2014
	12/9/2004		55,566	—	20.33	12/9/2014
	1/7/2005		19,177	—	21.67	1/7/2015
	6/16/2005		21,669	—	22.60	6/16/2015
	8/14/2006		31,782	—	16.95	8/14/2016
	9/19/2007		20,866	—	30.55	9/19/2014
	9/18/2008		24,161	—	29.35	9/18/2015
	9/18/2008		25,000	—	29.35	9/18/2015
							9/17/2009	1,480	37,755
	9/17/2009		14,000	—	44.28	9/17/2016
							9/16/2010	3,495	89,157
	9/16/2010		12,128	6,064	39.01	9/16/2017
	9/15/2011	A	11,085	22,170	20.05	9/15/2018
	9/15/2011	B	8,750	26,250	20.05	9/15/2018
							9/15/2011	10,201	260,228
							9/15/2011			13,061	333,186
							9/13/2012			16,106	410,864
	12/6/2012		—	41,268	16.52	12/6/2019
							12/6/2012	16,837	429,512

Larry J. Pacey	5/10/2004		3,750	—	18.98	5/10/2014
	1/7/2005		14,326	—	21.67	1/7/2015
	6/16/2005		14,496	—	22.60	6/16/2015
	8/14/2006		23,542	—	16.95	8/14/2016
	9/19/2007		14,250	—	30.55	9/19/2014
	9/18/2008		23,060	—	29.35	9/18/2015
	9/18/2008		25,000	—	29.35	9/18/2015
							9/17/2009	1,419	36,199
	9/17/2009		13,426	—	44.28	9/17/2016
							9/16/2010	3,382	86,275
	9/16/2010		11,737	5,868	39.01	9/16/2017
	9/15/2011	A	6,250	18,750	20.05	9/15/2018
	9/15/2011	B	10,728	21,455	20.05	9/15/2018
							9/15/2011	9,871	251,809
							9/15/2011			13,162	335,763
							9/13/2012			15,586	397,599
	12/6/2012		—	39,937	16.52	12/6/2019
							12/6/2012	16,294	415,660

(1)	The table below shows the vesting schedule of unexercisable options reported in the “Number of Securities Underlying Unexercised Options – Unexercisable” column of the table above.

Grant Date	Vesting Schedule
9/16/2010	100% vesting on September 16, 2013
9/15/2011A	50% vesting on September 15, 2013 and 2014
9/15/2011B	33 1/3% vesting on September 15, 2013, 2014 and 2015
12/6/2012	33 1/3 vesting on September 13, 2013, 2014 and 2015

(2)	The table below shows the vesting schedule of restricted shares of stock and restricted stock units that have not vested in the “Number of Shares of Restricted Stock or Units that Have Not Vested” column of the table above.

Grant Date	Vesting Schedule
9/17/2009	100% vesting on September 17, 2013
9/16/2010	50% vesting on September 16, 2013 and 2014
9/15/2011	33 1/3% vesting on September 15, 2013, 2014 and 2015
9/13/2012	33 1/3% vesting on September 13, 2013, 2014 and 2015
12/6/2012	25% vesting on September 13, 2013, 2014, 2015 and 2016

(3)	Value of the restricted stock units and restricted stock is based on the closing trading price of our common stock on June 28, 2013, the last trading date in our 2013 fiscal year, $25.51.
(4)	The table below shows additional information concerning equity based performance units that have not vested in the “Equity Incentive Plan Awards: Number of Unearned Shares Issuable for Units That Have Not Vested” column of the table above. The number included above assumes 60% payout upon achievement of the threshold goal. We currently expect all such awards to accelerate upon our merger with Scientific Games and be paid out based on achievement of the target goal at closing.

Grant Date	Performance Measurement Date	Threshold Percentage	Target Percentage	Maximum Percentage
9/15/2011	June 30, 2014	60%	100%	200%
9/13/2012	June 30, 2014	60%	100%	100%
9/13/2012	June 30, 2015	60%	100%	200%
9/13/2012	June 30, 2015	60%	100%	100%

(5)	Value of the equity-based performance units is based on the closing trading price of our common stock on June 28, 2013, the last trading date in our 2013 fiscal year, $25.51, multiplied by the number of units in the “Equity Incentive Plan Awards: Number of Unearned Shares Issuable for Units That Have Not Vested” column.

STOCK OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2013

	Stock Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Brian R. Gamache	—	—	20,579	353,543
Orrin J. Edidin	—	—	20,679	391,026
Kenneth Lochiatto	—	—	8,524	144,407
Scott D. Schweinfurth	—	—	8,783	150,927
Larry J. Pacey	—	—	9,710	165,401

(1)	Includes restricted stock and, for Mr. Edidin only, equity-based performance units which vested in fiscal year 2013. The “value realized” for the restricted shares in the chart above equals the closing trading price of our common stock on the vesting date multiplied by the number of shares vesting as set forth below:

Name	Grant Date	Number of Shares Vested	Closing Trading Price on Vesting Date ($)
Brian R. Gamache	9/18/2008	5,100	15.99
	9/17/2009	3,482	17.13
	9/16/2010	4,073	17.70
	9/15/2011	7,924	17.70
Orrin J. Edidin	9/18/2008	2,981	15.99
	9/18/2008	3,750	15.99
	9/17/2009	2,045	17.13
	9/16/2010	2,403	17.70
	9/15/2011	4,675	17.70
Kenneth Lochiatto	9/18/2008	1,544	15.99
	9/18/2008	1,875	15.99
	9/17/2009	1,090	17.13
	9/16/2010	1,363	17.70
	9/15/2011	2,652	17.70
Scott D. Schweinfurth	9/18/2008	2,157	15.99
	9/17/2009	1,479	17.13
	9/16/2010	1,747	17.70
	9/15/2011	3,400	17.70
Larry J. Pacey	9/18/2008	2,058	15.99
	9/18/2008	1,250	15.99
	9/17/2009	1,419	17.13
	9/16/2010	1,692	17.70
	9/15/2011	3,291	17.70

Although equity-based performance units granted in September 2010 vested on June 30, 2013, because the minimum threshold performance goals were not met, the payout factor for these equity-based performance units was zero and no shares were issued. However, certain equity-based performance units which were granted to Mr. Edidin in September 2012 vested on June 30, 2013 and, for these units, the target goals were met resulting in a payout equal to 100%. The “value realized” for Mr. Edidin’s equity-based performance units included in the chart above equals the closing trading price of our common stock on the vesting date multiplied by the number of shares vesting as set forth below:

Name	Grant Date	Number of Shares Vested	Closing Trading Price on Vesting Date ($)
Orrin J. Edidin	9/13/2012	4,825	25.51

PENSION BENEFITS

None of our named executive officers received any benefits in fiscal year 2013 under defined pension plans. As of June 30, 2013, we had previously agreed to provide Mr. Gamache with certain retirement benefits pursuant to his employment agreement consisting of four annual payments equal to 50% of his annual base salary at the time of termination of his employment, but not less than $432,000, payable in equal monthly installments. Such monthly payments will continue for four years and one month, at the conclusion of which we will pay Mr. Gamache a lump sum payment determined by discounting each monthly installment that would have been paid to Mr. Gamache had the equal monthly installments continued for a period of time equal to the period of time after March 21, 2000 that Mr. Gamache was employed full time by us. The value of those benefits is listed below. The present value of these benefits is based upon an assumed termination of employment date of November 28, 2020, at age 62, using a discount rate of 3.8%. This calculation is based on an assumed retirement date in 2020 and does not reflect any acceleration of these benefits in the event of a change in control, such as our pending acquisition by Scientific Games. For information on the impact of a change in control on this benefit, see “Potential Payments Upon Termination or Change-in-Control” beginning on page 33 of this Amendment No. 1 to our Annual Report on Form 10-K for fiscal year 2013.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Brian R. Gamache	Termination benefits pursuant to Employment Agreement	13.25	5,319,186	—

NON-QUALIFIED DEFERRED COMPENSATION

We offer our named executive officers the opportunity to participate in two retirement savings plans: (i) the WMS Industries Inc. 401(k) Plan, a tax qualified deferred compensation plan available to all employees and (ii) the WMS Industries Non-Qualified Deferred Compensation Plan which is available to certain employees, including our named executive officers. These plans allow our named executive officers and other of our employees to voluntarily defer receipt of a portion of their salary and all or a portion of any bonus received, until the date or dates selected by the participant. The participant is able to select from a range of investment options for these deferred funds. There is no selection available under either plan which would allow investment in our securities. Below is a table providing additional information about our named executive officers’ participation in the Non-Qualified Deferred Compensation Plan. For the company-match contributions provided to our named executive officers under the 401(k) Plan, please see the Summary Compensation Table and “Additional Information Concerning the Summary Compensation and Grants of Plan-Based Awards Tables – All Other Compensation” beginning on page 21 of this Amendment No. 1 to our Annual Report on Form 10-K for fiscal year 2013.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals or Distributions ($) (1)	Aggregate Balance at Last Fiscal Year-End ($)
Brian R. Gamache	44,215	33,161	29	276,764	177,323
Orrin J. Edidin	37,290	23,877	30,953	153,373	140,111
Kenneth Lochiatto	40,421	10,660	30,130	0	506,964
Scott D. Schweinfurth	29,970	15,165	100,775	0	740,945
Larry J. Pacey (2)	42,223	14,313	159,838	0	974,464

(1)	Under the terms of the Non-Qualified Deferred Compensation Plan, three years ago, both Mr. Gamache and Mr. Edidin elected to have a distribution made to them from their accounts during fiscal year 2013.
(2)	Excludes contributions and earnings on contributions made to a separate employer contribution account pursuant to a Deferred Compensation Agreement, dated January 27, 2007, which is subject to the terms of the Non-Qualified Deferred Compensation Plan. The activity in this separate employer contribution account during fiscal year 2013 was:

Name	Company Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals or Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Larry J. Pacey	100,000	128,962	0	827,492

Our named executive officers may borrow from their accounts or withdraw funds under the 401(k) Plan on the same terms and subject to the same conditions as all other employees. Under the 401(k) Plan, distribution may occur upon termination of employment, death of the employee or retirement at the normal retirement age under the Plan.

Under the Non-Qualified Deferred Compensation Plan, participants, including our named executive officers, elect the date for distribution of deferred contributions made in any year prior to the commencement of that year and subject to the requirement that the distribution occur no earlier than January 15th of the third plan year following the plan year for which the deferral election is made. Distribution of participant account balances under the Non-Qualified Deferred Compensation Plan will occur upon the earliest to occur of: (i) the date elected by such participant; (ii) the date of separation of service (as defined under the Internal Revenue Code) of the participant from our company; or (iii) the date we terminate the Plan. For all participants, distribution of account balances will accelerate upon a change-in-control of our company, except for the supplemental company contribution account for Mr. Pacey.

Mr. Pacey will vest in his separate employer contribution account under his Deferred Compensation Agreement, dated January 27, 2007, only if he remains continuously employed with us until February 1, 2017; provided however, if Mr. Pacey’s employment is terminated prior to the vesting date as a result of death, disability or termination by our company, other than for cause, he will become 100% vested in the separate employer contribution account, however, our obligation to make contributions shall cease on the date of any such termination.

POTENTIAL PAYMENTS UPON TERMINATION

OR CHANGE-IN-CONTROL

Named Executive Officer Severance and Employment Arrangements

Each of WMS’ named executive officers is a party to an employment agreement with WMS that provides for severance benefits upon a termination of employment under certain circumstances and, in some cases, additional benefits upon a termination of employment following a change in control. The rules of the SEC require us to provide quantitative disclosure concerning potential payments to our named executive officers upon termination or change-in-control assuming termination as of the last business day of our last completed fiscal year, June 30, 2013. For information concerning potential payments that each named executive officer could receive that are based on or otherwise relate to the merger with Scientific Games, please see “Qualification of Potential Payments to Named Executive Officers in Connection with the Merger” in our definitive proxy statement, dated April 8, 2013, delivered to our stockholders and filed with the SEC in connection with the special meeting of our stockholders held on May 10, 2013.

For all named executive officers, the timing of any termination payments described below will be deferred for 6 months following a termination of employment to the extent necessary to satisfy Section 409A of the Internal Revenue Code.

With respect to “excess parachute payments” made to any of our named executive officers, under Section 4999 of the Internal Revenue Code, in addition to income taxes, the recipient of “excess parachute payments” is subject to a 20% nondeductible excise tax on these payments. An excess parachute payment is a payment in the nature of compensation which is contingent on a change of ownership or effective control and which exceeds the portion of the base amount (i.e., the average compensation for the five year period prior to the change-in-control) allocable to the payment. These rules apply only if the present value of all payments of compensation contingent on the change-in-control (including non-taxable fringe benefits) is at least equal to three times the base amount. Excess parachute payments are not tax deductible by us.

Pursuant to our severance policy, upon a qualifying termination, each of our named executive officers would be entitled to continued health benefits at the cost paid by employees for up to 78 weeks following termination of employment and $17,000 in outplacement services.

Mr. Brian R. Gamache, Chairman and Chief Executive Officer

In general, if Mr. Gamache’s employment is terminated for any reason, including for cause by us, for good reason by him, disability, expiration of the employment agreement or termination by Mr. Gamache without good reason, Mr. Gamache would receive the retirement benefits specified in his employment agreement consisting of four annual payments equal to 50% of his annual base salary at the time of termination of his employment, but not less than $432,000, payable in equal monthly installments. Such monthly payments would continue for four years and one month following termination, at the conclusion of which we would pay Mr. Gamache a lump sum payment determined by discounting each monthly installment that would have been paid to Mr. Gamache had the equal monthly installment continued for a period of time equal to the period of time after March 21, 2000 that Mr. Gamache was employed by us. Upon a termination in connection with a change in control, these retirement benefits will be paid immediately in a single lump sum payment (without any discount). Additionally, Mr. Gamache and his wife would continue to receive health benefits for life while his son will continue to receive health benefits until he reaches the age of 18, or while he remains a full-time student after the age of 18 but in no event past the age of 23. Assuming Mr. Gamache’s termination as of June 30, 2013 following a change-in-control, if Mr. Gamache had remained employed for a period of 180 days following the closing of the change-in-control and if he resigned within 30 days after the conclusion of such 180 day period, we would have been required to pay him (i) within 15 days following his resignation, a lump sum of three times the sum of (a) his base salary and (b) a bonus amount equal to the average annual cash bonus earned by Mr. Gamache over the immediately preceding two fiscal years; (ii) his retirement benefits; (iii) all of Mr. Gamache’s unvested stock options and stock equity grants would have immediately vested; and (iv) his continuing health benefits.

Under his employment agreement, a change-in-control is defined as: (i) the individuals who presently constitute our Board, or successors approved by these Board members or their successors, cease for any reason to constitute at least a majority of our Board or (ii) both of the following occur (a) any person or entity or group of affiliated persons or entities who are not the owner of at least 15% of our outstanding voting securities on December 27, 2004, acquire more than 50% of our outstanding voting securities and (b) Mr. Gamache remains employed by us for a period of 180 days thereafter.

If Mr. Gamache’s employment had been terminated as of June 30, 2013 by Mr. Gamache for “good reason”, or by us without “cause”, we would have been obligated to pay Mr. Gamache: (i) a lump sum payment equal in amount to his base salary through the date of termination, less any payments previously made, payable within 30 days following his date of termination; (ii) the pro-rata bonus which would have been payable for the fiscal year that includes his termination date, to be paid no later than the 15th day of the 3rd month following the end of the fiscal year in which the date of termination of employment occurs; (iii) an amount equal to three times the sum of (a) his base salary and (b) a bonus amount equal to the average annual cash bonus earned by Mr. Gamache over the immediately preceding two fiscal years; (iv) the retirement benefits and (v) his continuing health benefits.

Generally, Mr. Gamache may terminate his employment agreement for “good reason” upon the occurrence of: (i) a material breach by us of any material provision of his employment agreement, provided Mr. Gamache gives WMS notice of such breach and a reasonable opportunity to cure, (ii) the placement of Mr. Gamache in a position of lesser status, (iii) the assignment of duties inconsistent with his current position, (iv) the reduction of the compensation to which he is entitled under his employment agreement, (v) his removal from our Board of Directors or (vi) the relocation of our headquarters, without his consent, to a location more than 40 miles farther from his current place of residence than the present location of our headquarters.

If Mr. Gamache were disabled for more than 90 consecutive days or six months in any 12 month period during the term of his employment agreement and was not able to resume his duties within 30 days of notice of disability, Mr. Gamache’s employment would terminate, and he would receive the retirement benefits specified under his employment agreement which are described under “Pension Benefits” above. In the event of Mr. Gamache’s death, his designated beneficiaries would continue to receive salary payments for a period of six months after the date of his death and would receive the retirement benefits that would otherwise have been paid to Mr. Gamache. In addition, in the case of Mr. Gamache’s death or disability, all of Mr. Gamache’s unvested stock options and stock equity grants would immediately vest, and he and his family would be entitled to receive his continuing health benefits.

We may terminate Mr. Gamache’s employment agreement “for cause,” which includes dishonesty or failure to follow the reasonable direction of our Board. Additionally, Mr. Gamache may terminate his employment at any time with or without good reason. Finally, his employment agreement may expire if either Mr. Gamache or our company gives the other two years’ notice of their intention not to renew.

If payments made to Mr. Gamache under his employment agreement after a change-in-control were considered “excess parachute payments” under Section 280G of the Internal Revenue Code, additional compensation would be required to be paid to Mr. Gamache to the extent necessary to eliminate the economic effect on him of the resulting excise tax. Based on a recent calculation, if Mr. Gamache’s employment had been terminated for any reason on June 30, 2013, no excise tax would be due.

The following table provides quantitative disclosure of the incremental payments and value that Mr. Gamache would have received or realized as a result of the employment termination events described below pursuant to agreements or arrangements that apply to him only and not to all of our employees generally. The calculations (i) assume a termination date of June 30, 2013 and (ii) for the valuation of shares underlying stock options, restricted stock and shares issued under equity-based performance units for which vesting would have been accelerated, use the closing trading price of our common stock on June 28, 2013, the last trading day in our fiscal year, $25.51. These calculations do not include acceleration of any equity compensation awarded to Mr. Gamache after June 30, 2013 or any pro-rated bonus which Mr. Gamache may receive for fiscal year 2014 upon closing of the merger with Scientific Games. Information concerning Mr. Gamache’s benefits under the Non-Qualified Deferred Compensation Plan is set forth above in the Non-Qualified Deferred Compensation Table.

Termination Event	Salary and/or Bonus (1)		Retirement Benefits (2)		Accelerated Equity (3)(4)		Other Benefits		Total
Retirement or Expiration of Employment Agreement	—		$6,268,342		—		$617,555	(5)	$6,885,897
Disability	—		6,268,342		$5,226,253	(4)	617,555	(5)	12,112,150
Death	$500,750	(6)	6,268,342		$5,226,253	(4)	457,280	(7)	12,452,625
For Cause	—		6,268,342		—		617,555	(5)	6,885,897
Without Cause or For Good Reason	5,260,407	(8)	6,268,342		$5,226,253	(4)	617,555	(5)	17,372,557
Change-In-Control	5,260,407	(8)	6,676,665	(8)	$5,226,253	(4)	617,555	(5)	17,780,880

(1)	By assuming that such termination occurs at the end of the fiscal year, we also assume that all base salary through the date of termination and bonus amounts payable for fiscal year 2013 have been previously paid on the termination date.
(2)

Except in the event of a change-in-control, payable over four years and one month as described above. Each scheduled monthly installment remaining unpaid on the date of death and each monthly installment that would be paid will be discounted using the treasury yield curve for ten year U.S. Treasury Bonds published by the U.S. Department of the Treasury. If ten year maturity treasury U.S. Treasury Bond daily yield curve rates are no longer published, the next shortest maturity of U.S. Treasury Bonds for which daily treasury yield curve rates are published by the U.S. Department of the Treasury will be used. Upon a termination in connection with a change-in-control, these retirement benefits will be paid immediately in a single lump sum payment (without any discount).
(3)	Includes stock options, restricted stock units and equity-based performance units. For equity-based performance units, we have assumed achievement of the target, triggering 100% payout.
(4)	Mr. Gamache’s employment agreement provides for accelerated vesting of equity grants upon death, disability, termination of employment with good reason or without cause and a “change-in-control.” Certain equity grants made to other employees may also accelerate upon a change-in-control under the terms of the Incentive Plan or the related equity grant agreements. Because the definition of the term “change-in-control” may differ in these documents, Mr. Gamache’s equity grants may accelerate upon a “change-in-control” while those of other employees do not.
(5)	Consists of continuing health benefits for life for Mr. Gamache (25 years) and his spouse (29 years) and up to a specified age for his son (9 years).
(6)	Payable over six months but will be deferred for 6 months following a termination of employment to the extent necessary to satisfy Section 409A of the Internal Revenue Code.
(7)	Consists of continuing health benefits for life for Mr. Gamache’s spouse (29 years) and up to a specified age for his son (9 years).
(8)	Payable in a lump sum but will be deferred for 6 months following a termination of employment to the extent necessary to satisfy Section 409A of the Internal Revenue Code.

Mr. Orrin J. Edidin, President and Mr. Scott D. Schweinfurth, Executive Vice President, Chief Financial Officer and Treasurer

Assuming termination of the employment of each of Messrs. Edidin and Schweinfurth as of June 30, 2013 following a change-in-control, without “cause” (as defined in each executive’s employment agreement) or for “good reason” within 180 days of a change-in-control, then in lieu of any other rights under his employment agreement, we will be required to pay him (i) any accrued base salary and the pro rata bonus (to be paid within 30 days after the end of the fiscal year in which the termination occurs) for the fiscal year to the extent not already paid; and (ii) a lump sum of three times the sum of (a) his base salary and (b) one year’s bonus. In addition, upon a change-in-control event, all of Mr. Edidin’s and Mr. Schweinfurth’s unexpired unvested stock options and all other stock equity grants (restricted stock, restricted units and equity-based performance units) will immediately vest.

Under employment agreements of Messrs. Edidin and Schweinfurth, a change-in-control is defined as: (i) the individuals who presently constitute our Board, or successors approved by these Board members, cease for any reason to constitute at least a majority of our Board, and the officer gives written notice of his election to terminate his employment within 60 days of such event or (ii) any person or entity or group of affiliated persons or entities who were not the owners of at least 15% of the outstanding shares of our voting securities as of January 1, 2005, acquires more than 25% of our outstanding shares.

We may terminate either Mr. Edidin’s or Mr. Schweinfurth’s employment agreement upon 30 days written notice for “cause,” which includes dishonesty or failure to follow a reasonable direction of our Chief Executive Officer or our Board. Both Mr. Edidin’s and Mr. Schweinfurth’s employment agreements may be terminated by either party upon two years notice.

Mr. Edidin and Mr. Schweinfurth may also terminate their respective employment agreements upon 30 days written notice for “good reason,” which means the occurrence of a material breach by us of any material provision of the applicable employment agreement, including a material diminution of responsibility or base salary, or, in the event of a change-in-control, the relocation of his primary office to a location more than 40 miles farther from his current place of residence than the present location of our Waukegan and Chicago, Illinois offices.

Upon any termination by Mr. Edidin or Mr. Schweinfurth for good reason, or by us without cause, under each employment agreement, we would be obligated to pay: (a) a lump sum payment equal in amount to their base salary through the date of termination less any payments previously made, (b) within 30 days after the end of the fiscal year in which such termination occurred, a pro rata amount of the bonus payable for the fiscal year in which such termination occurs to the extent not already paid, (c) base salary and one year’s bonus over the next 12 months at normal payroll intervals and (d) within 30 days after the first anniversary of such termination, a lump sum payment equal in amount to two times the sum of (i) his base salary and (ii) one year’s bonus. Each of their employment agreements defines “one year’s bonus” as the average annual cash bonus paid to such officer over the immediately preceding two fiscal years.

As of June 30, 2013, if the applicable employment agreement terminated by reason of the officer’s death or his absence from his duties on a full-time basis for 90 consecutive business days as a result of incapacity due to mental or physical illness which was determined to be total and permanent by a physician, we would be required to pay the officer or his legal representatives: (a) a lump sum payment equal in amount to his base salary through the date of termination less any payments previously made, (b) the pro-rata bonus which would have been payable for the fiscal year had he remained employed; and (c) a lump sum equal to one-half the sum of (i) his base salary and (ii) one year’s bonus.

If payments made to Mr. Edidin or Mr. Schweinfurth under their respective employment agreements after a change-in-control are considered “excess parachute payments” under Section 280G of the Internal Revenue Code, additional compensation is required to be paid to them to the extent necessary to eliminate the economic effect on him of the resulting excise tax. Based on a recent calculation, if Mr. Edidin’s or Mr. Schweinfurth’s employment had been terminated for any reason on June 30, 2013, no excise tax would be due.

Mr. Edidin

The following table provides quantitative disclosure of the incremental payments and value that Mr. Edidin would have received or realized as a result of the employment termination events described below pursuant to agreements or arrangements that apply to him only and not to all of our employees generally. The calculations (i) assume a termination date of June 30, 2013 and (ii) for the valuation of shares underlying stock options, restricted stock and shares issued under equity-based performance units for which vesting would have been accelerated, use the closing trading price of our common stock on June 28, 2013, the last trading day in our fiscal year, $25.51. These calculations do not include acceleration of any equity compensation awarded to Mr. Edidin after June 30, 2013 or any pro-rated bonus which Mr. Edidin may receive for fiscal year 2014 upon closing of the merger with Scientific Games. Information concerning Mr. Edidin’s benefits under the Non-Qualified Deferred Compensation Plan is set forth above in the Non-Qualified Deferred Compensation Table.

Termination Event	Salary and/or Bonus (1)		Accelerated Equity (2)		Other Benefits	Total
Disability or Death	$708,813	(3)	—		—	$708,813
Without Cause or For Good Reason	4,252,878	(4)	—		—	4,252,878
Change-In-Control	4,252,878	(3)	3,899,650	(5)	—	8,152,528

(1)	By assuming that such termination occurs at the end of the fiscal year, we also assume that all base salary through the date of termination and any bonus amounts payable for fiscal year 2013 have been paid previously or on the termination date.
(2)	Includes stock options, restricted stock units and equity-based performance units. For equity-based performance units, we have assumed achievement of the target, triggering 100% payout.
(3)	Payable in a lump sum but will be deferred for 6 months following a termination of employment to the extent necessary to satisfy Section 409A of the Internal Revenue Code.
(4)	For 12 months following termination, salary and bonus amounts are paid in regular payroll installments but such payments will be deferred for 6 months following a termination of employment to the extent necessary to satisfy Section 409A of the Internal Revenue Code; on the first anniversary of the termination date, a lump sum payment equal to two times the sum of (i) one year’s salary and (ii) one year’s bonus will be paid.
(5)	Mr. Edidin’s employment agreement provides for acceleration of vesting of certain equity grants upon a “change-in-control.” Certain equity grants made to other employees may also accelerate under the terms of the Incentive Plan or the related equity grant agreements. Because the definition of the term “change-in-control” may differ in these documents, Mr. Edidin’s equity grants may accelerate upon a “change-in-control” while those of other employees do not.

Mr. Schweinfurth

The following table provides quantitative disclosure of the incremental payments and value that Mr. Schweinfurth would have received as a result of the employment termination events described below pursuant to agreements or arrangements that apply to him only and not to all of our employees generally. The calculations (i) assume a termination date of June 30, 2013 and (ii) for the valuation of shares underlying stock options, restricted stock and shares issued under equity-based performance units for which vesting would have been accelerated, use the closing trading price of our common stock on June 28, 2013, the last trading day in our fiscal year, $25.51. These calculations do not include acceleration of any equity compensation awarded to Mr. Schweinfurth after June 30, 2013 or any pro-rated bonus which Mr. Schweinfurth may receive for fiscal year 2014 upon closing of the merger with Scientific Games. Information concerning Mr. Schweinfurth’s benefits under the Non-Qualified Deferred Compensation Plan is set forth above in the Non-Qualified Deferred Compensation Table.

Termination Event	Salary and/or Bonus (1)		Accelerated Equity (2)		Other Benefits	Total
Disability or Death	$435,918	(3)	—		—	$435,918
Without Cause or For Good Reason	2,615,510	(4)	—		—	2,615,510
Change-In-Control	2,615,510	(3)	2,196,074	(5)	—	4,811,584

(1)	By assuming that such termination occurs at the end of the fiscal year, we also assume that all base salary through the date of termination and any bonus amounts payable for fiscal year 2013 have been paid previously or on the termination date.
(2)	Includes stock options, restricted stock units and equity-based performance units. For equity-based performance units, we have assumed achievement of the target, triggering 100% payout.
(3)	Payable in a lump sum but will be deferred for 6 months following a termination of employment to the extent necessary to satisfy Section 409A of the Internal Revenue Code.
(4)	For 12 months following termination, salary and bonus amounts are paid in regular payroll installments but such payments will be deferred for 6 months following a termination of employment to the extent necessary to satisfy Section 409A of the Internal Revenue Code; on the first anniversary of the termination date, a lump sum payment equal to two times the sum of (i) one year’s salary and (ii) one year’s bonus will be paid.
(5)	Mr. Schweinfurth’s employment agreement provides for acceleration of vesting of certain equity grants upon a “change-in-control.” Certain equity grants made to other employees may also accelerate under the terms of the Incentive Plan or the related equity grant agreements. Because the definition of the term “change-in-control” may differ in these documents, Mr. Schweinfurth’s equity grants may accelerate upon a “change-in-control” while those of other employees do not.

Mr. Kenneth Lochiatto, Executive Vice President and Chief Operating Officer and Mr. Larry J. Pacey, Executive Vice President, Global Products and Chief Innovation Officer

We may terminate either Mr. Lochiatto’s or Mr. Pacey’s employment agreement for “cause,” which includes failure to perform his duties, death, disability for a period of three months, violations of our Code of Conduct or a violation of a criminal law or other action which might be reasonably likely to result in the loss of gaming licenses held by one of our operating entities. Upon any termination of Mr. Lochiatto’s employment agreement by us, other than for cause, we would be obligated to pay Mr. Lochiatto 24 months of base salary and the pro-rated portion of the annual bonus due Mr. Lochiatto through the date of termination. Upon any termination of Mr. Pacey’s employment agreement by us, other than for cause, we would be obligated to pay Mr. Pacey 24 months of base salary.

We would be obligated to pay 24 months of base salary to Mr. Lochiatto if we terminate his employment for any reason other than for cause, death or disability within 180 days of either of these change-in-control events: (a) individuals who presently constitute our Board, or who have been recommended for election to such Board by two-thirds of such Board consisting of individuals who are either presently on such Board or such recommended successors, cease for any reason to constitute at least a majority of our Board or (b) any person or entity or group of affiliated persons or entities who are not owners of at least 15% of the outstanding shares of our voting securities on the effective date of his employment agreement acquire more than 25% of the outstanding shares of our voting securities.

We would be obligated to pay 24 months of base salary to Mr. Pacey after the following change-in-control events: (a) individuals who presently constitute our Board, or who have been recommended for election to such Board by two-thirds of such Board consisting of individuals who are either presently on such Board or such recommended successors, cease for any reason to constitute at least a majority of our Board and Mr. Pacey gives written notice of his election to terminate his employment within 60 days after such event or (b) any person or entity or group of affiliated persons or entities who are not owners of at least 15% of the outstanding shares of our voting securities on the effective date of his employment agreement acquire more than 25% of the outstanding shares of our voting securities and within 180 days of such acquisition, we terminate Mr. Pacey’s employment for any reason other than for cause, death or disability.

For both Messrs. Lochiatto and Pacey, such 24 months of base salary would be paid in regular payroll intervals unless required to be paid per a different timetable to satisfy Internal Revenue Code Section 409A. For Mr. Lochiatto, his pro-rated bonus would be paid within 30 days after our audited financial statements for the fiscal year that includes his termination date are publicly announced. Additionally, upon a change-in-control event involving an acquisition of our voting stock, all of Mr. Lochiatto’s and Pacey’s unexpired unvested options and stock equity grants will immediately vest.

Mr. Lochiatto

The following table provides quantitative disclosure of the incremental payments and value that Mr. Lochiatto would have received or realized as a result of the employment termination events described below pursuant to agreements or arrangements that apply to him only and not to all of our employees generally. The calculations (i) assume a termination date of June 30, 2013 and (ii) for the valuation of shares underlying stock options, restricted stock and shares issued under equity-based performance units for which vesting would have been accelerated, use the closing trading price of our common stock on June 28, 2013, the last trading day in our fiscal year, $25.51. These calculations do not include acceleration of any equity compensation awarded to Mr. Lochiatto after June 30, 2013 or any pro-rated bonus which Mr. Lochiatto may receive for fiscal year 2014 upon closing of the merger with Scientific Games. Information concerning Mr. Lochiatto’s benefits under the Non-Qualified Deferred Compensation Plan is set forth above in the Non-Qualified Deferred Compensation Table.

Termination Event	Salary (1)		Accelerated Equity (2)		Other Benefits	Total
Without Cause	$1,080,800	(3)	—		—	$1,080,800
Change-In-Control	1,080,800	(3)	2,758,869	(4)	—	3,839,669

(1)	By assuming that such termination occurs at the end of the fiscal year, we also assume that all base salary through the date of termination and any bonus amounts payable for fiscal year 2013 have been paid previously or on the termination date.
(2)	Includes stock options, restricted stock units and equity-based performance units. For equity-based performance units, we have assumed achievement of the target, triggering 100% payout.
(3)	Payable in regular payroll intervals but will be deferred for 6 months following a termination of employment to the extent necessary to satisfy Section 409A of the Internal Revenue Code.
(4)	Mr. Lochiatto’s employment agreement provides for acceleration of vesting of certain equity grants upon a “change-in-control.” Certain equity grants made to other employees may also accelerate under the terms of the Incentive Plan or the related equity grant agreements. Because the definition of the term “change-in-control” may differ in these documents, Mr. Lochiatto’s equity grants may accelerate upon a “change-in-control” while those of other employees do not.

Mr. Pacey

The following table provides quantitative disclosure of the incremental payments and value that Mr. Pacey would have received or realized as a result of the employment termination events described below pursuant to agreements or arrangements that apply to him only and not to all of our employees generally. The calculations (i) assume a termination date of June 30, 2013 and (ii) for the valuation of shares underlying stock options, restricted stock and shares issued under equity-based performance units for which vesting would have been accelerated, use the closing trading price of our common stock on June 28, 2013, the last trading day in our fiscal year, $25.51. These calculations do not include acceleration of any equity compensation awarded to Mr. Pacey after June 30, 2013 or any pro-rated bonus which Mr. Pacey may receive for fiscal year 2014 upon closing of the merger with Scientific Games. Information concerning Mr. Pacey’s benefits under the Non-Qualified Deferred Compensation Plan is set forth above in the Non-Qualified Deferred Compensation Table.

Termination Event	Salary (1)		Accelerated Equity (2)		Other Benefits (3)	Total
Disability or Death	—		—		$827,492	$827,492
Without Cause	$1,158,394	(4)	—		827,492	1,985,886
Change-In-Control	1,158,394	(4)	$2,160,152	(5)	—	3,318,546

(1)	By assuming that such termination occurs at the end of the fiscal year, we also assume that all base salary through the date of termination and any bonus amounts payable for fiscal year 2013 have been paid previously or on the termination date.
(2)	Includes stock options, restricted stock units and equity-based performance units. For equity-based performance units, we have assumed achievement of the target, triggering 100% payout.
(3)	Payable under Mr. Pacey’s Deferred Compensation Agreement, dated January 27, 2007, consisting of the vested balance as of June 30, 2013.
(4)	Payable in regular payroll intervals but will be deferred for 6 months following a termination of employment to the extent necessary to satisfy Section 409A of the Internal Revenue Code.
(5)	Mr. Pacey’s employment agreement provides for acceleration of vesting of certain equity grants upon a “change-in-control.” Certain equity grants made to other employees may also accelerate under the terms of the Incentive Plan or the related equity grant agreements. Because the definition of the term “change-in-control” may differ in these documents, Mr. Pacey’s equity grants may accelerate upon a “change-in-control” while those of other employees do not.

Non-Competition, Non-Solicitation, Confidentiality and Non-Disparagement

Under his employment agreement, as amended effective July 1, 2008, Mr. Gamache has agreed not to compete with us for a period of four years following termination of his employment for any reason. Additionally, he has agreed not to try to solicit our employees for employment elsewhere for a period of the greater of four years following termination of his employment or during the period he is receiving termination benefits from us. Under their respective employment agreements, each of Messrs. Edidin, Schweinfurth and Pacey has agreed not to compete with us for a period of two years from termination of his employment by our company for cause or by him without good reason and for a period of one year if he terminates his employment with us for good reason or if we terminate his agreement without cause. Mr. Lochiatto has agreed not to compete with us for a period of one year following termination of his employment or for such period as we continue to pay Mr. Lochiatto’s base salary, not to exceed two years following termination for any reason other than cause. Each named executive officer has agreed not to solicit our employees for a period of two years following termination of his employment for any reason. Our named executive officers have also agreed not to disclose or misuse our confidential information. Under their employment agreements, Messrs. Gamache, Edidin, Schweinfurth, Pacey and Lochiatto have agreed to not disparage or make statements detrimental to us.

Director Compensation

Traditionally, basic compensation for our non-employee directors, before committee fees, consists of a cash component payable in monthly installments and an equity component which we typically award in September. The equity component is typically awarded on the same date we make our annual equity awards to our senior management. Following the recommendation made by our Compensation Committee after consultation with its outside advisor, SH&P, our Board has set annual non-employee director compensation at approximately $275,000 consisting of a cash component of $125,000, which is paid monthly during the year as Board fees and an $150,000 equity component. In December 2012 and September 2013, due to the sale process and then the pending merger with Scientific Games, in lieu of receiving the $150,000 equity component, each non-employee director serving on the date of the award received a lump sum cash payment of $150,000 for his or her board service for the previous fiscal year.

In addition, our committee members and chairs also receive cash fees for their committee service. Annual committee fees, including additional fees for a director serving as chair of a committee, vary from $5,000 to $30,000 per year and are paid monthly for each month during which the director serves on such committee. In recognition of his additional responsibility, our Lead Director receives an additional annual retainer of $50,000, payable in monthly installments.

Non-employee Director Compensation

The following table and accompanying narrative provide information relating to compensation paid to our non-employee directors in fiscal year 2013. Mr. Gamache, our Chairman, is our sole employee director and receives no separate compensation for serving as our Chairman or a director. For information concerning Mr. Gamache’s compensation as our Chief Executive Officer see “Executive Compensation” beginning on page 8 of this Amendment.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash (2)	Option Awards (3)	All Other Compensation (4)	Total
	($)		($)	($)
Robert J. Bahash	310,000		240	310,240
Patricia Nazemetz	295,000		240	295,240
Louis J. Nicastro (1)	212,500	261,840	241,549	715,889
Neil D. Nicastro (1)	217,500	261,840	13,174	492,514
Matthew Paull (1)	125,000		120	125,120
Edward W. Rabin, Jr.	355,000		240	355,240
Ira S. Sheinfeld	275,000		240	275,240
Bobby L. Siller	290,000		11,028	301,028
William J. Vareschi, Jr.	312,500		240	312,740
Keith R. Wyche	285,000		240	285,240

(1)	Service for Less than the Fiscal Year: Mr. Louis Nicastro and Mr. Neil Nicastro retired from the Board of Directors December 2012. Mr. Neil Nicastro also served as a member of our Regulatory Compliance Committee for a portion of fiscal year 2013 prior to his retirement. Mr. Paull served on the Board of Directors and the Audit and Ethics Committee of our Board for a portion of fiscal year 2013, beginning in December 2012. As a result of the pending merger transaction, the Board determined that in lieu of an initial stock option grant, Mr. Paull received a one-time, lump sum, cash payment of $50,000 upon joining the Board of Directors.
(2)	Fees Earned or Paid in Cash: This column includes a cash payment of $150,000 per non-employee director in lieu of the annual equity grant which was paid during fiscal year 2013 in respect of service in fiscal year 2012. This amount was paid in December 2012 to all the directors listed above except Mr. Paull who did not serve on the Board in fiscal year 2012. This column does not include the cash payment of $150,000 per non-employee director in lieu of the annual equity grant which was paid during fiscal year 2014 in respect of service in fiscal year 2013. Although Messrs. Louis Nicastro and Neil Nicastro served on our Board for a portion of fiscal year 2013, they were not eligible to receive this payment because they were not serving on our Board at the time of approval of the payment. This column also reflects annual cash fees paid in monthly installments to directors while they serve as a director. Non-employee directors serving in committee positions receive additional annual cash compensation, with the chair of the committee receiving fees at a higher annual rate. All such annual fees are paid in monthly installments as services are rendered. The annual rates for such services for fiscal year 2013 are set forth below:

Position	Audit and Ethics Committee Fees	Compensation Committee Fees	Nominating and Corporate Governance Committee Fees	Gaming Compliance Committee Fees
Chair	$30,000	$15,000	$12,500	$15,000
Member	25,000	5,000	5,000	10,000

(3)	Option Awards: Amounts shown in this column reflect the grant date value of an option to purchase 37,500 shares of common stock granted on December 6, 2012 to each of Mr. Louis Nicastro and Mr. Neil Nicastro upon their retirement under our director emeritus program. No other equity awards were awarded to any of our non-employee directors during fiscal year 2013. The table below shows the number of stock options, restricted stock and deferred units held by our non-employee directors on June 30, 2013:

Name	Stock Options	Restricted Stock	Deferred Units

Robert J. Bahash	38,621	3,741
Patricia Nazemetz	38,621	3,741
Matthew Paull
Edward W. Rabin, Jr.	28,621	10,377
Ira S. Sheinfeld	51,121	10,377	4,978
Bobby L. Siller	38,621	3,741
William J. Vareschi, Jr.	40,081	10,377	4,978
Keith R. Wyche	33,813	3,741

(4)	All Other Compensation: Amounts shown in this column consist of (i) amounts reimbursed under a medical reimbursement plan made available to our directors and their spouses at our expense that is supplementary to their primary medical insurance and also includes amounts reimbursed as primary insurance for Mr. Louis Nicastro and his spouse and Mr. Neil Nicastro and his family, (ii) life insurance premiums, (iii) travel and entertainment expenses of directors’ spouses in connection with Board meetings and company-sponsored events and (iv) for Mr. Louis Nicastro includes $225,000 paid to him while he was a director under his Advisory Services Agreement described under “Transactions with Related Persons.”

Director Emeritus Program

We implemented a Director Emeritus program in 2004 as part of our director succession planning. The program provides that new directors elected after August 2004 will be subject to mandatory retirement from our Board at age 75 or after 20 years of service on our Board, provided that our Board may waive a director’s mandatory retirement by action of 75% of the other directors. Members of our Board who were members when the program was adopted and who have reached the age of 75 or have served for at least 20 years will gradually be replaced by new directors in order to maintain continuity and avoid losing the benefit of valuable experience.

Our director Ira S. Sheinfeld will be eligible to participate in our Director Emeritus program upon his departure from our Board of Directors in connection with the completion of the merger. In exchange for Mr. Sheinfeld’s agreement to (i) assist our Board of Directors from time to time upon request by our Board of Directors, (ii) not use our trade secrets or confidential information and (iii) not solicit our employees on behalf of competitors, based on his twenty-one years of service as of October 31, 2013, Mr. Sheinfeld will receive each of the following:

•	A fee of $31,500 per year (representing $1,500 per year of service), paid in each of the first two years after leaving our Board of Directors.

•	A fee of $15,750 per year (representing $750 per year of service), paid in each of the third and fourth years after leaving our Board of Directors.

•	Sixty-three months of continuing supplemental health coverage (representing three months per year of service).

•	Shares of WMS common stock with a grant date fair value of $348,305 (to provide an equivalent value to stock options to purchase 31,500 shares, representing options to purchase 1,500 shares per year of service under the program).

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or ever was an employee or officer of our company or any of its subsidiaries. None of our executive officers serves as a member of the board or the compensation committee of any other company that has an executive officer serving as a member of our Board or our Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information as of October 1, 2013 concerning “beneficial” ownership of our common stock, as that term is defined in the rules and regulations of the SEC, by: (i); each director; (ii) each “named executive officer,” as that term is defined in Item 402(a)(3) of SEC Regulation S-K; (iii) all executive officers and directors as a group and (iv) all persons known by us to be beneficial owners of more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities, including shares of common stock issuable upon the exercise of vested options that are immediately exercisable or exercisable within 60 days, deferred stock units, restricted stock units and shares of WMS restricted stock. Unless otherwise indicated, the persons or entities identified in the tables have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Percentage ownership calculations are based on 59,711,504 shares outstanding as of September 30, 2013. Also, unless otherwise noted, the business address for each person is c/o WMS Industries Inc., 800 South Northpoint Blvd., Waukegan, IL 60085. Pursuant to our merger agreement with Scientific Games, upon the effective date of the merger, we will become a wholly owned subsidiary of Scientific Games and all shares held by our stockholders including the ones described below will convert into the right to receiver merger consideration. Our stockholders have approved the merger and no stockholder has exercised any appraisal rights which may be available under applicable laws.

Named Executive Officer or Director	Amount and Nature of Beneficial Ownership of Common Stock (1)		Percent of Shares Beneficially Owned
Robert J. Bahash	74,368		*
Orrin J. Edidin	353,981		*
Brian R. Gamache	865,110		1.4%
Kenneth Lochiatto	262,682	(2)	*
Patricia M. Nazemetz	57,032		*
Larry J. Pacey	273,168		*
Matthew Paull	5,000		*
Edward W. Rabin, Jr.	96,504	(3)	*
Scott D. Schweinfurth	407,216		*
Ira S. Sheinfeld	77,313		*
Bobby Siller	51,099		*
William J. Vareschi, Jr.	81,274		*
Keith R. Wyche	37,554		*

Directors and Executive Officers as a group (15 persons)	2,864,630		4.8%

Named Beneficial Holder	Amount and Nature of Beneficial Ownership of Common Stock (1)		Percent of Shares Beneficially Owned
BlackRock, Inc.	4,024,357	(4)	6.7%
40 E. 52nd Street
New York, New York 10022

The Vanguard Group	2,864,828	(5)	4.8%
100 Vanguard Blvd.
Malvern, PA 19355

Artisan Partners Holdings LP	2,907,100	(6)	4.9%
875 East Wisconsin Avenue, Suite 800
Milwaukee, WI 53202

*	Less than 1% of issued and outstanding shares of common stock.
(1)	Includes shares subject to options that are currently exercisable or will become exercisable within 60 days, deferred stock units, restricted stock units and restricted stock. These shares are deemed outstanding for purposes of calculating the percentage of outstanding common stock owned by a person individually and by all directors and executive officers as a group but, except for the restricted stock, are not deemed outstanding for the purpose of calculating the individual ownership percentage of any other person. The deferred stock units are non-voting interests which represent the right to receive, upon departure from the Board, one share of common stock for each deferred stock unit granted. The securities reported for the executive officers and directors listed in the table above include the following awards: Mr. Bahash, 38,621 options, Mr. Edidin, 239,120 options and 41,246 restricted stock units; Mr. Gamache, 495,326 options and 126,715 restricted stock units; Mr. Lochiatto, 166,466 options and 66,748 restricted stock units; Ms. Nazemetz, 38,621 options; Mr. Pacey, 196,722 options and 52,931 restricted stock units; Mr. Rabin, 28,621 options and 6,636 shares of restricted stock; Mr. Schweinfurth, 291,339 options and 54,695 restricted stock units; Mr. Sheinfeld, 51,121 options, 6,636 shares of restricted stock, and 4,978 deferred stock units; Mr. Siller, 38,621 options; Mr. Vareschi, 40,081 options, 6,636 shares of restricted stock, and 4,978 deferred stock units; Mr. Wyche, 33,813 options; and Other Executive Officers, 149,847 options and 40,374 restricted stock units.
(2)	Includes 29,469 shares pledged to secure a loan from U.S. Bancorp Investments to Mr. Lochiatto.
(3)	Includes 39,668 shares held by the Edward Rabin Trust and 4,500 shares held by Mr. Rabin’s wife. Mr. Rabin disclaims beneficial ownership of the securities held by his wife.

(4)	Based upon an Amendment No. 2 to Schedule 13G dated December 31, 2012, filed with the SEC by BlackRock, Inc., BlackRock, Inc. reported that it has sole voting and dispositive power over 4,024,357 shares as a result of acting as a result of acting as an investment advisor for other persons.
(5)	Based upon Schedule 13G, dated December 31, 2012, filed with the SEC by The Vanguard Group, which we refer to as “Vanguard”. Vanguard reported that it has sole voting power over 85,228 shares and sole dispositive power over 2,781,850 shares as a result of acting as an investment advisor to other persons.
(6)	Based upon Schedule 13G, dated December 31, 2012, filed with the SEC, Artisan Partners Holdings LP, Artisan Investment Corporation, Artisan Partners Limited Partnership, Artisan Investments GP LLC, ZFIC, Inc., Andrew A. Ziegler, and Carlene M. Ziegler reported their beneficial ownership as of December 31, 2012 on behalf of discretionary clients of Artisan Partners. They have shared voting and dispositive powers.

EQUITY COMPENSATION PLAN TABLE

The following table summarizes the securities authorized for issuance pursuant to our equity compensation plans as of June 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those reflected in the first column)
Equity compensation plans approved by stockholders	6,015,992	(1)	$26.00	4,953,867
Equity compensation plans not approved by stockholders	11,867	(2)	$19.51	—	(3)

Total	6,027,859			4,953,867

(1)	Consists of options granted under our 2000 and 2002 stock option plans and our Amended and Restated Incentive Plan. Does not include 531,229 restricted stock units or shares of Restricted Stock, 587,272 Equity-based Performance Units, or 9,959 Deferred Units issued under our Amended and Restated Incentive Plan.
(2)	Consists of options granted under our 1998 and 2000 Non-Qualified Stock Option Plans.
(3)	No additional awards can be made under our 1998 and 2000 Non-Qualified Stock Option Plans.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The rules and regulations of the SEC require us to disclose any and all material transactions with our company in which “related persons” have a direct or indirect material interest. “Related persons” include our directors, nominees for director, executive officers, and any immediate family members of such persons. Immediate family members are defined by the SEC to consist of a person’s spouse, parents, children, siblings, mothers or fathers-in-law, sons or daughters-in-law, or brothers or sisters-in-law. “Transactions” include any financial transaction, arrangement or relationship, including any indebtedness transaction.

We review all relationships and transactions in which our company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our policy and procedure regarding related person transactions is contained within our Code of Conduct. Our legal staff is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether our company or a related person has a direct or indirect material interest in the transaction. Our Code of Conduct provides that no related person transaction may be undertaken by an employee, officer or director without full disclosure of the terms of such transaction in writing to our General Counsel and the approval of our General Counsel of the transaction. Our legal staff is also responsible for presenting any significant related person transactions to our Audit and Ethics Committee for their review in accordance with their Charter.

Based on the information available to us and provided to us by our directors and executive officers, we do not believe, except as described below, that we participated in any transactions with related persons during fiscal year 2013. During fiscal year 2013, an Advisory Agreement with Mr. Louis Nicastro, a director until December 2012, dated May 5, 2008 and amended on September 24, 2010, remained in effect. Under that amended agreement, Mr. Nicastro provided business advisory services to us as requested from time to time by our Board, Lead Director, Chairman or the Chair of any of our committees of the Board. In exchange for such services, we paid Mr. Nicastro $450,000 per year in equal monthly installments. Pursuant to the 2010 amendment, the agreement will automatically renew for one-year terms ending June 30, unless either party gives not less than 90 days’ notice not to renew prior to the expiration of the agreement. Also for a portion of fiscal year 2013, Mr. Neil Nicastro, the son of Mr. Louis Nicastro, served as a director Board until December 2012.

Director Independence

It has been our policy, and it is a requirement of the listing standards of the New York Stock Exchange, that a majority of the members of our Board qualify as “independent” directors who have no material relationship with us, other than serving as a director. Our Board has adopted categorical standards to assist in the evaluation of the independence of each of our directors. A director who is not disqualified from being independent under Section 303A.02 of the New York Stock Exchange Listed Company Manual and who meets all of the following categorical standards is presumed to be independent:

•	The director is not, and has not within the past three years been, our employee; no immediate family member of the director is, or has within the past three years been, an executive officer our company.

•	The director or an immediate family member does not (directly or indirectly as a partner, shareholder or officer of another company) provide, and has not during any twelve month period within the last three years provided consulting, legal or financial advisory services to us for compensation exceeding, (i) for direct services, $120,000 or (ii) for indirect services, the greater of $1 million or 2% of such other company’s revenues.

•	The director is not a current partner or employee of our independent registered public accounting firm; no immediate family member is currently, or within the last three years has been, a partner of our independent registered public accounting firm or works for our independent registered public accounting firm, or within the last three years has worked, on our audit.

•	The director is not, and within the last three years has not been, employed as an executive officer of another company where any of our current executive officers serves or served at the same time on that company’s Compensation Committee.

•	The director does not serve as an executive officer or director of a civic or charitable organization that receives significant financial contributions from us. For purposes of this categorical standard, our Board will determine whether a financial contribution is considered significant on a case-by-case basis.

Our Board has determined that the following members of our Board of Directors are independent in accordance with our policies: Messrs. Bahash, Paull, Rabin, Sheinfeld, Siller, Vareschi and Wyche and Ms. Nazemetz.

Item 14. Principal Accounting Fees and Services

Ernst & Young served as our independent registered public accounting firm for fiscal years 2012 and 2013 and billed us for services rendered in fiscal years 2012 and 2013 as follows:

Audit Fees. The aggregate fees billed by Ernst & Young for professional services rendered for the audit of our annual financial statements for fiscal year 2012, including the review of the financial statements included in our Quarterly Reports on Form 10-Q, required audit of internal controls over financial reporting, statutory audits required of the financial statements of certain of our international subsidiaries and procedures related to our SEC filings, were $1,154,840. The aggregate fees to be billed by Ernst & Young for professional services rendered for the audit of our annual financial statements for fiscal year 2013, including the review of the financial statements included in our Quarterly Reports on Form 10-Q, required audit of internal controls over financial reporting, statutory audits required of the financial statements of certain of our international subsidiaries and procedures related to our SEC filings, are currently under discussion between Ernst & Young and our Audit and Ethics Committee and are not expected to exceed $1,701,450.

Audit-Related Fees. The aggregate fees for audit-related services for the same periods were $155,800 and $170,500 respectively. These audit related services generally included fees for the annual audit of our employee benefit plans, agreed-upon procedures relating to wide area progressive systems and accounting consultations.

Tax Fees. The aggregate fees for tax services for the same periods were $415,760 and $194,450, respectively. These tax services include fees for domestic and foreign tax advice and planning and tax return preparation or review.

All Other Fees. The aggregate fees for other services for the same periods were $137,000 and $1,995 respectively.

Pre-Approval Policies and Procedures. Our Audit and Ethics Committee has adopted a policy for pre-approving all audit and permitted non-audit services rendered to us by our auditors. All audit services must be approved by the full committee. Under the policy, any permitted non-audit services must be pre-approved by either the full committee or by a designated member of the Audit and Ethics Committee and our internal audit director. If a designated member and our internal audit director approve any non-audit services, the full Committee will be informed of such services at its next regularly scheduled meeting. Our independent registered public accounting firm will verify to our Audit and Ethics Committee annually that they have not performed and will not perform any prohibited non-audit services.

Percentage of Services Approved under Regulation S-X 2-01(c)(7)(i)(C). None.

Part IV

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3)	Exhibits:

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 13(a)-14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002).

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

WMS INDUSTRIES INC.

By:	/s/ Scott D. Schweinfurth
Scott D. Schweinfurth
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Dated: October 8, 2013